Form 10-Q
period 1994-03-31
PEOPLES HOLDING CO
filed 1994-05-16
CIK 715072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1994
                 Commission File Number 0-12154

                   THE PEOPLES HOLDING COMPANY
   (Exact name of the registrant as specified in its charter)

               MISSISSIPPI                    64-0676974
(State of Incorporation)  (I.R.S. Employer Identification Number)

   209 Troy Street, P. O. Box 709, Tupelo, Mississippi  38801
            (Address of principal executive offices)

 Registrant's telephone number including area code 601-680-1001

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                          YES__X__NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date.

Common stock, $5 Par Value, 2,417,829 shares outstanding
                 as of April 29, 1994

                   THE PEOPLES HOLDING COMPANY
                              INDEX

PART 1.  FINANCIAL INFORMATION                                  PAGE

     Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               March 31, 1994 and December 31, 1993...............3
          Consolidated Statements of Income - Three Months
               Ended March 31, 1994 and 1993......................5
          Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1994 and 1993.........7
          Notes to Consolidated Financial Statements..............9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..................................23

     Item 6.(b) Reports on Form 8-K..............................23

     Signatures..................................................24

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
[CAPTION]
                                               MARCH 31     DECEMBER 31
                                                 1994          1993
                                             ____________   ___________
                                              (Unaudited)    (Note 1)
[S]                                          [C]            [C]
Assets
   Cash and due from banks                 $  44,200,743  $  35,956,431
   Federal Fund Sold                          13,000,000      8,000,000
                                             -----------    -----------
                                              57,200,743     43,956,431

   Interest bearing balances with banks          275,361         77,887
   Securities (Market value-
   $246,820,927 and $234,979,483 at
   March 31, 1994 and December 31, 1993)     246,366,374    230,904,295
   Loans                                     436,417,193    427,416,747
      Unearned Income                       (  9,657,851)  (  9,835,772)
      Allowance for loan losses             (  6,561,133)  (  6,216,854)
                                             -----------    -----------
         Net Loans                           420,198,209    411,364,121
   Bank premises and equipment                15,443,252     15,537,825
   Other assets                               17,432,343     16,669,428
                                             ___________    ___________
         Total Assets                      $ 756,916,282  $ 718,509,987
                                             ===========    ===========

[S]                                          [C]            [C]
Liabilities
   Deposits:
      Non-interest bearing                   131,965,607     99,140,347
      Interest bearing                       538,618,567    537,598,201
                                             -----------    -----------
         Total Deposits                      670,584,174    636,738,548
   Treasury tax and loan account               3,125,607      4,000,000
   Notes and debentures payable                5,173,578         59,797
   Other liabilities                           7,046,055      7,787,929
                                             -----------    -----------
         Total Liabilities                 $ 685,929,414  $ 648,586,274

Shareholders' Equity
   Common Stock, $5 par value-
   4,200,000 shares authorized
   2,417,829 shares issued and
   outstanding at March 31, 1994
   and December 31, 1993                      12,089,145     12,089,145

   Capital surplus                            30,000,000     30,000,000

   Retained earnings                          29,204,724     27,834,568
   Adjustment to unrealized losses on
     available-for-sale securities, net
     of tax                                     (307,001)             0
                                             -----------    -----------
         Total Shareholders' Equity           70,986,868     69,923,713
                                             -----------    -----------
         Total Liabilities and
           Shareholders' Equity            $ 756,916,282  $ 718,509,987
                                             ===========    ===========
[FN]
See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
                                           THREE MONTHS ENDED MARCH 31
                                                1994            1993
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Interest and fees on loans              $  8,470,392   $  8,303,468
   Interest on balances with banks               21,388         25,351
   Interest on federal funds sold               170,142        207,360
   Interest on investment securities:
      Taxable                                 2,374,123      2,369,740
      Tax-exempt                                631,164        553,600
                                             ----------     ----------
         Total interest income               11,667,209     11,459,519

Interest Expense
   Interest on time deposits of
      $100,000 or more                          513,469        407,388
   Interest on other deposits                 3,630,176      3,542,035
   Interest on borrowed funds                    70,045         30,276
                                             ----------     ----------
         Total interest expense               4,213,690      3,979,699
                                             ----------     ----------
         Net interest income                  7,453,519      7,479,820
Provision for possible loan losses              491,851      1,158,993
                                             ----------     ----------
         Net interest income after
         provision for possible
         loan losses                          6,961,668      6,320,827
Other income
   Service charges                            1,345,036      1,145,855
   Fees and commission                          378,557        352,319
   Trust department income                      114,420        107,145
   Trading account income                             0        135,719
   Net investment security gains                  2,790            600
   Other operating income                       599,652        351,691
                                             ----------     ----------
         Total other income                   2,440,455      2,093,329

Other Expenses
   Salaries and employee benefits             3,858,262      3,614,074
   Occupancy of bank premises                   495,364        459,477
   Furniture and equipment depreciation,
      rental cost, servicing, etc..             296,025        255,235
   Other operating expense                    2,440,110      2,106,240
                                             ----------     ----------
         Total other expenses              $  7,089,761   $  6,432,026
                                            -----------    -----------

Income before income taxes                    2,312,362      1,982,130
Income taxes                                    386,114        633,763
                                             ----------     ----------

Income before cumulative effect of
   changes in accounting principles           1,926,248      1,348,367

Cumulative effect of changes in
   accounting principle, net of income
   taxes                                              0        522,518
                                             ----------     ----------
         Net income                        $  1,926,248   $  1,870,885
                                             ==========     ==========

[CAPTION]

                                             1994               1993
                                             ----               ----
[S]                                        [C]            [C]
Earnings per share:
   Income before cumulative effect
      of changes in accounting
      principles                           $  .80           $  .55
   Cumulative effect of changes in
      accounting principles                   .00              .22
                                             ----             ----
   Total earnings per share                $  .80           $  .77

Cash dividend per share                    $  .23           $  .22

   Earnings per share data for 1994 and 1993 are based on 2,417,829 shares outstanding. Cash dividend per share is based on actual amounts declared.


[FN]
See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]
                                           THREE MONTHS ENDED MARCH 31

                                              1994           1993
                                              ----           ----
                                                  (Unaudited)
[S]                                        [C]            [C]
Operating Activities
   Net Income                            $  1,926,248   $  1,870,885
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Provision for loan losses                  491,851      1,158,993
   Provision for depreciation and
      amortization                            384,428        322,483
   Net amortization accretion of
      securities' premiums/discounts          595,354        194,451
   Increase (decrease) in interest
      receivable                            ( 528,095)       326,913
   Increase in interest payable                44,175        228,563
   Gain on sale of trading securities               0       (135,719)
   Proceeds from sales of trading
      securities                                    0      5,075,625
   Gain on sale/call of
      securities                               (2,791)          (600)
   Increase (decrease)in other liab.         (786,049)     1,130,505
   Deferred income tax                       (228,703)    (1,307,076)
   Gain on sale of fixed assets                  (653)        (2,575)
   (Increase) decrease
      in other assets                         133,530     (1,132,232)
                                          ------------   ------------
      Net Cash Provided by Operating
         Activities                         2,029,295      7,730,216

Investment Activities
   Net increase in balances with
      other banks                            (197,474)       (22,370)
   Proceeds from maturities/calls of
      investment securities                24,310,185     25,552,866
   Purchase of investment securities      (40,829,980)   (43,789,976)
   Net increase in loans                   (9,396,139)     1,117,946
   Proceeds from sale of fixed assets           1,314         10,207
   Purchase of premises and equipment        (201,802)      (144,229)
                                          -----------     ----------
      Net cash used in Investment
         Activities                      ( 26,313,896)  ( 17,275,556)



[CAPTION]

                                              1994           1993
                                              ----           ----
[S]                                        [C]            [C]
Financing Activities
   Net increase in demand and savings
      deposits                             35,799,726     16,884,782
   Net increase (decrease) in time
      deposits                             (1,954,100)    (9,956,122)
   Net increase (decrease) in short-
      term borrowed funds                    (874,393)       335,303
   Increase (decrease) in long-term debt    5,113,781        (22,437)
   Cash dividends paid                       (556,101)      (531,922)
                                         ------------    -----------
      Net Cash Provided by Financing
         Activities                        37,528,913      6,709,604
                                         ------------    -----------
      Increase (decrease) in Cash
         and Cash Equivalents              13,244,312     (2,835,736)

   Cash and Cash Equivalents at
      beginning of period                  43,956,431     57,062,966
                                          -----------    -----------
   Cash and Cash Equivalents at
      end of period                     $  57,200,743  $  54,227,230
                                          ===========    ===========
   Cash paid for:
      Interest expense                  $   4,169,515  $   3,751,136
      Income taxes                            315,000        300,000

   Non-cash transactions:

   Transfer of loans to other real
      estate                            $      70,200
   Unrealized loss on securities
      held as available for sale:
      Decrease in securities            $     465,153
      Increase in deferred taxes        $     158,152
      Decrease in equity                $     307,001


[FN]
See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The consolidated balance sheet at December 31, 1993, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Registrant's annual report for the year ended December 31, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note 2 Changes in Accounting Methods

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.
[CAPTION]
Securities are summarized as follows at March 31, 1994:
   [S]                                                   [C]
   Held to maturity (amortized cost)                   $  43,033,280
   Available for sale (estimated fair value)             203,333,094
                                                        -------------
      Total securities                                 $ 246,366,374
                                                        =============
The amortized cost of securities held to maturity at March 31, 1994 was $43,487,833.

Note 3 Acquisition

During April, 1994, the Company entered into an agreement with The Resolution Trust Corporation to purchase selected assets and assume certain liabilities of the New Albany, Southaven and Hernando branches of the Security Federal Savings and Loan Association. The acquisition was approved by regulatory authorities and consummated on April 15, 1994.
Total deposit acquired were approximately $32 million.

Note 4 Income Taxes

[CAPTION]
Federal income taxes payable (receivable were as follows:
[S]                      [C]
Current                 $    391,804
Deferred                  (1,627,651)
                          -----------
                        $ (1,235,847)
                          ===========
[CAPTION]
The components of income tax expense (credits) are presented below:
[S]                         [C]
Current                 $    483,890
Deferred                  (   97,776)
                           ---------
                        $    386,114
                           =========
[CAPTION]
The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings results from the following:
[S]                                                      [C]
Federal tax expense at statutory rate                    $  786,204
Add (deduct) effect of:
  Tax-exempt interest income                              ( 214,596)
  Amortization of intangible assets                          14,227
  Dividends received deduction                            (   6,022)
  Other items-net                                         ( 193,699)
                                                          ----------
                                                         $  386,114
                                                          ==========


Deferred tax assets resulted largely from temporary differences arising from loan loss provision. Effective January 1, 1993, the Company adopted FASB No. 109, which resulted in a deferred tax rate of 34%.

Historically, the Company has produced taxable income which can fully utilize the deferred tax asset.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Financial Condition

Total assets of The Peoples Holding Company grew from $718,509,987 on December 31, 1993, to $756,916,282 on March 31, 1994, or 5.35% for the
three month period. Loans, less unearned income, increased $9,178,367 or 2.20%. Cash and Due From Banks was up from $35,956,431 on December 31, 1993, to $44,200,743 on March 31, 1994, or an increase of $8,244,312.
Securities grew from $246,364,206 on December 31, 1993, to $246,754,426 on March 31, 1994. Transaction deposit accounts, which require a 10% reserve balance in cash or on deposit at the Federal Reserve Bank, were up from $260,709,000 on December 31, 1993, to $282,977,000 on March 31, 1994.

Total deposits for the first three months of 1993 grew from $636,738,548 on December 31, 1993 to $670,584,174 on March 31, 1994, or an increase of $33,845,626.

The equity capital to total assets ratio was 9.73% and 9.38% for December 31, 1993 and March 31, 1994, respectively.


Results of Operations-Quarter Ended March 31, 1994 compared to 1993

Total interest income was $11,667,209 for the quarter ended March 31, 1994, compared to $11,459,519 for the same quarter in 1993, or an increase of $207,690. Interest and fees on loans were $8,470,392 for 1994 compared to $8,303,468 for 1993, or an increase of $166,924. Average loans were $416,795,219 and $385,243,713 for 1994 and 1993, respectfully. This amounted to a 8.19% increase. Average yield on loans was 8.24% for 1994 compared to 8.74% for 1993. Average investments were $235,828,420 for 1994 compared to $193,664,096 for 1993. This amounted to a 21.77% increase.

Total interest expense was $4,213,690 for 1994, compared to $3,979,699 for 1993 or an increase of $233,991. Average total interest bearing deposits was $562,338,032 for 1994 compared to $515,311,701 for 1993. Interest rates paid on interest bearing deposits were 2.95% for 1994 compared to 3.11% for 1993. Interest on borrowed funds was $70,045 for 1994 compared to $30,276 for 1993.

The net interest spread was 4.05% for 1994 compared to 4.58% for 1993.

Provision for possible loan losses was $491,851 for 1994 compared to $1,158,993 for 1993. The allowance for loan losses was 1.54% and 1.88% to total loans outstanding, net of unearned discount, on March 31, 1994 and 1993, respectively. Total non-performing loans was $3,987,660 on March 31, 1994, compared to $6,207,491 for March 31, 1993. Management felt that with the decrease in non-performing loans the allowance for loan losses could be decreased also. The allowance for loan losses was $7,294,158 on March 31, 1993, compared to $6,561,133 on March 31, 1994.


Allowance for Loan Losses:
[CAPTION]
                                             March           March
                                             1994             1993
                                           ---------        ---------
[S]                                        [C]            [C]
Balance, January 1                         $ 6,216,854    $ 6,462,925
   Provision for Loan losses                   491,851      1,158,993
                                             ---------      ---------
                                             6,708,705      7,621,918

                                             ---------      ---------

   Charge-offs                              (  241,782)     ( 407,553)
   Recoveries                                   94,210         79,793
                                             ----------     ----------
                                            (  147,572)     ( 327,760)
                                             ----------     ----------
   Balance March 31                        $ 6,561,133    $ 7,294,158
                                             =========      =========

[CAPTION]

                                          March            March
                                           1994             1993
                                       -----------        -----------
[S]                                      [C]             [C]
Loan Loss Analysis:
   Net loans-Average                 $  416,795,219     $385,243,713
   Net loans-Quarter End                426,759,342      387,305,898
   Net Charge-Offs                          147,572          327,760
   Allowance for Loan Losses              6,561,133        7,294,158

Ratios:
   Net Charge-Offs to:
      Net Loans-Average                       0.04%            0.09%
      Allowance for Loan Losses               2.25%            4.49%

   Allowance for Loan Losses to:
      Net Loans-Quarter End                   1.54%            1.88%
      Non-Performing Loans                  164.54%          117.51%

   Non-Performing Loans to:
      Net Loans-Quarter End                   0.93%            1.60%
      Net Loans-Average                       0.96%            1.61%

[CAPTION]

The following table shows the principal amounts of nonaccrual loans at June 30 for the years indicated.
                                             March             March
                                             1994               1993
[S]                                        [C]               [C]
Non-Performing Loans
   Non-Accruing                             1,117,766         1,055,365
   Accruing Loans Past Due                  2,869,894         5,152,126
     90 Days or More                       -----------      -----------
   Total Non-Performing Loans            $  3,987,660      $  6,207,491
                                          ===========       ===========

Other income, net of investment security gains and losses and trading account income was $2,437,665 for 1994 compared to $1,957,010 for 1993, or an increase of $480,655. This amounted to 24.56%. Service charges were up $199,181, fees and commissions were up $26,238, trust department income was up $7,275 while other operating income was up $247,961. Other operating income included $165,388 in life insurance proceeds for 1994.

Other expenses were $7,089,761 for 1994 compared to $6,432,026 for 1993, or an increase of $657,735. This amounted to a 10.23% increase. Salaries and employee benefits were up $244,188, occupancy of bank premises was up $35,887, furniture and equipment depreciation, rental cost, servicing, etc. were up $40,790 and other operating expense was up $333,870.

Income tax expense was $386,114 for 1994 compared to $633,763 for 1993.

Statistical Summary
March 31, 1994
[CAPTION]
                                                 1994

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]           [C]
Earnings Assets
   Loans and leases, net
   of unearned income               8,470,392   416,795,219     8.24%

Interest bearing bank
   balances and federal
   funds sold                         191,530    25,079,065     3.05%

Taxable investment/trading
   securities                       2,374,123   193,314,300     4.91%

Nontaxable investment
   securities                         631,164    42,514,120     9.00%TE
                                   ----------   -----------   ------
   Total investment and
      trading securities            3,005,287   235,828,420     5.65%TE

      Total earning assets         11,667,209   677,702,704     7.08%TE

Cash and due from banks                          43,672,537

Other assets, less allowance
   for loan losses                               22,423,852
                                                -----------
      Total assets                              743,799,083
                                                ===========

[S]                                [C]          [C]            [C]
Interest bearing liabilities:
   Interest bearing demand
   deposit accounts                   961,605   177,531,010      2.17%

   Savings accounts                   532,018    96,362,729      2.29%

   Time Deposits                    2,650,022   288,444,293      3.67%
                                   ----------   -----------   -------
      Total interest
        bearing deposits            4,143,645   562,338,032      2.95%




                                                 1994

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------

      Other costing liabilities        70,045     6,193,148      4.52%
                                   ----------   -----------   -------
      Total interest
         bearing liabilities        4,213,690   568,531,180      2.96%

[S]                                             [C]
Non-interest bearing sources:
   Non-interest bearing
   deposits                                      98,242,851
   Other liabilities                              6,993,236
   Shareholders' equity                          70,031,816
                                                -----------
     Total liabilities and shareholders'
       equity                                   743,799,083
                                                ===========
[S]                                [C]                          [C]
      Net interest income/Net
         interest margin            7,453,519                    4.65%TE

Statistical Summary
March 31, 1994
[CAPTION]
                                                 1993

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]           [C]
Earnings Assets
   Loans and leases, net
   of unearned income               8,303,468   385,243,713     8.74%

Interest bearing bank
   balances and federal
   funds sold                         232,711    32,323,951     2.92%

Taxable investment/trading
   securities                       2,369,740   159,408,025     5.95%

Nontaxable investment
   securities                         553,600    34,256,071     9.79%TE
                                   ----------   -----------
   Total investment and
      trading securities            2,923,340   193,664,096     6.63%TE

      Total earning assets         11,459,519   611,231,760     7.69%TE

Cash and due from banks                          41,876,419

Other assets, less allowance
   for loan losses                               21,989,737
                                                -----------

      Total assets                              675,097,916
                                                ===========
Interest bearing liabilities:
   Interest bearing demand
   deposit accounts                 1,006,939   174,730,413      2.34%

   Savings accounts                   451,310    77,813,492      2.35%

   Time Deposits                    2,491,174   262,767,796      3.84%
                                   ----------   -----------   -------
      Total interest
        bearing deposits            3,949,423   515,311,701      3.11%

Statistical Summary
March 31, 1994
[CAPTION]
                                                 1993

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]             [C]

      Other costing liabilities        30,276     3,334,207      3.68%
                                   ----------   -----------   -------
      Total interest
         bearing liabilities        3,979,699   518,645,908      3.11%


[S]                                [C]          [C]             [C]
Non-interest bearing sources:
   Non-interest bearing
   deposits                                      84,211,304
   Other liabilities                              6,775,392
   Shareholders' equity                          65,465,312
                                                -----------
     Total liabilities and shareholders'
       equity                                   675,097,916
                                                ===========

      Net interest income/Net
         interest margin            7,479,820                    5.15%TE

Liquidity and Interest Rate Sensitivity Management

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to provide for a consistent growth of net interest income through periods of changing interest rates.

Available for sale securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $54,912,000 at March 31, 1994, representing 22.25% of the investment securities portfolio. Other types of assets such as federal funds sold and interest bearing deposits in other banks are sources of liquidity. Loans maturing within one year represented 65.94% of the total loans, net of unearned income, for March 31, 1994. On March 31, 1994, there were $349,412,000 in interest earning assets which will mature within one year while $473,103,000 in interest bearing liabilities will mature or will be repriced within one year, which results in a negative interest sensitivity gap.

Rate Sensitive Balance Sheet
March 31, 1994
[CAPTION]
                                            (In Thousands)
                                           ONE YEAR    OVER
                              LESS THAN    TO FIVE     FIVE
                              ONE YEAR     YEARS       YEARS       TOTAL
                              ---------    ---------   -----       -----
[S]                           [C]          [C]         [C]       [C]
ASSETS
   Securities                  54,912      112,972      77,480   246,364
   Loans                      281,422      125,934      19,403   426,759
   Federal Funds Sold          13,000                             13,000
   Interest Bearing Balances
      with Banks                   78                                 78
   Other Assets                                         70,715    70,715
                              -------      -------     -------   -------
   Total Assets               349,412      239,906     167,598   756,916
                              =======      =======     =======   =======


LIABILITIES
   Non-Interest Bearing
     Transaction Accounts                              131,965   131,965
   Interest Bearing
      Transaction Accounts    151,012                            151,012
   Money Market and Savings   102,348                            102,348
   Certificates of Deposit
      <100,000                143,221       37,625         130   180,976
   Certificates of Deposit
      >100,000                 54,289        9,074         330    63,693
   Individual Retirement
      Account                  18,295       21,771         524    40,590
   Other Borrowed Funds         3,938        3,751         610     8,299
   Other Liabilities                                     7,046     7,046
   Equity                                               71,243    71,243
                              -------      -------     -------   -------
   Total Liabilities and
      Equity                  473,103       72,221     211,848   757,172
                              =======      =======     =======   =======

   GAP                       (123,691)     167,685     (44,250)       0
   GAP/Assets                  (35.40%)     69.90%      (26.48%)    0.00%
   Cumulative GAP            (123,691)      43,994           0        0
   Cumulative GAP/Assets       -35.40%      18.34%        0.00     0.00%

Historically, the overall liquidity of the Company has been enhanced by a significant aggregate of core deposits. The Company's deposit base has changed from a significant dependence on negotiable certificates of deposit to increased dependence on short-term interest bearing accounts which tends to increase the Company's negative GAP position. As a result of this shift in types of deposits, the Company is attempting to shorten the maturity of investments and convert loans, where possible, to a floating rate.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime lending rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than savings accounts. The shorter-term interest rate sensitivities are the key to mesurement of the interest rate sensitivity gap, or excess interest sensitive earning assets over interest bearing liabilities.

Capital Resources

Retained earnings through operations have been the primary source of capital over the past three months. The ratio of shareholders equity to total assets was 9.38% as of March 31, 1994, compared to 9.73% as of December 31, 1993, and 9.22% as of March 31, 1993.

Total shareholders' equity of the Company was $70,986,868 and $69,923,713 for March 31, 1994 and December 31, 1993, respectively. This represented an increase of $1,063,155 or 1.52%. Guidelines define a well capitalized bank as one whose capital to risk-based assets is at least 10%, or 6% Tier 1 capital ratio, and a 5% leverage ratio.

The table below shows the capital ratios of the Company at the dates indicated.
[CAPTION]
                                             (In Thousands)

                                           March 31   December 31
                                             1994        1993
                                           -------     --------
[S]                                        [C]         [C]
Total Tier 1 Capital                     $ 68,192     $ 63,425
Total Tier 2 Capital                        5,379        5,355
                                           ------       ------
   Total Qualifying Capital                73,571       68,780
                                           ======       ======

Risk-weighted assets on balance sheet,
   net of intangibles                      429,480     426,964
Excess allowance for loan losses            (1,182)    ( 1,108)
Risk-weighted off balance sheet exposure       860       1,422
                                           -------     -------
   Total Risk-Weighted Assets Inclusive
      of Off Balance Sheet Exposure and
      Net of Allowance                     429,158     427,278
                                           =======     =======

Tier 1 Capital Ratio                         15.88%      14.84%

Total Capital Ratio                          17.14%      16.10%

Leverage Ratio                                9.20%       9.48%







Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $29.47 and $27.25 at March 31, 1994 and 1993, respectively. Cash dividends were raised to $.23 per quarter, up from $.22 per share during the same quarter in 1993.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.










































Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings

              There were no material proceedings pending at March 31 1994, against the registrant or its subsidiary.

   Item 6(b)  Reports on Form 8-K

              No Form 8-K was filed during the quarter ended March 31, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE PEOPLES HOLDING COMPANY
                                           ---------------------------
                                           Registrant



                                           ---------------------------
DATE:  May 13, 1994                        John W. Smith
                                           President & Chief Executive
                                           Officer

                                           ---------------------------
DATE:  May 13, 1994                        E. W. Conwill
                                           Vice President