Form 10-Q
period 1994-06-30
PEOPLES HOLDING CO
filed 1994-08-11
CIK 715072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1994
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

Common stock, $5 Par Value, 2,513,534 shares outstanding
                 as of July 28, 1994

                   THE PEOPLES HOLDING COMPANY
                              INDEX

PART 1.  FINANCIAL INFORMATION                                  PAGE

     Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               June 30, 1994 and December 31, 1993................3
          Consolidated Statements of Income - Six Months
               Ended June 30, 1994 and 1993.......................5
          Consolidated Statements of Income - Three Months
               Ended June 30, 1994 and 1993.......................7
          Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1994 and 1993............9
          Notes to Consolidated Financial Statements.............11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..................................27

     Item 4.  Submission of matters to a vote of shareholders....27

     Item 6.(b) Reports on Form 8-K..............................27

     Signatures..................................................28

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
[CAPTION]
                                               JUNE  30     DECEMBER 31
                                                 1994          1993
                                             ____________   ___________
                                              (Unaudited)    (Note 1)
[S]                                          [C]            [C]
Assets
   Cash and due from banks                 $  46,563,587  $  35,956,431
   Federal Funds Sold                                  0      8,000,000
                                             -----------    -----------
                                              46,563,587     43,956,431

   Interest bearing balances with banks          560,688         77,887
   Securities (Market value-
   $238,565,457 and $234,979,483 at
   June 30, 1994 and December 31, 1993)      238,304,623    230,904,295
   Loans                                     457,324,756    427,416,747
      Unearned Income                       ( 10,442,439)  (  9,835,772)
      Allowance for loan losses             (  7,383,503)  (  6,216,854)
                                             -----------    -----------
         Net Loans                           439,498,814    411,364,121
   Bank premises and equipment                16,142,355     15,537,825
   Other assets                               20,179,984     16,669,428
                                             ___________    ___________
         Total Assets                      $ 761,250,051  $ 718,509,987
                                             ===========    ===========

[S]                                          [C]            [C]
Liabilities and Shareholder's Equity
   Deposits:
      Non-interest bearing                 $ 111,291,290  $  99,140,347
      Interest bearing                       564,011,525    537,598,201
                                             -----------    -----------
         Total Deposits                      675,302,815    636,738,548
   Treasury tax and loan account               3,125,607      4,000,000
   Notes and debentures payable                4,968,743         59,797
   Other liabilities                           6,771,901      7,787,929
                                             -----------    -----------
         Total Liabilities                   690,169,066    648,586,274

Shareholders' Equity
   Common Stock, $5 par value-
   4,200,000 shares authorized
   2,417,829 shares issued and
   outstanding at June 30, 1994
   and December 31, 1993                      12,089,145     12,089,145

   Capital surplus                            30,000,000     30,000,000

   Retained earnings                          30,679,135     27,834,568
   Adjustment to unrealized losses on
     available-for-sale securities, net
     of tax                                   (1,687,295)             0
                                             -----------    -----------
         Total Shareholders' Equity           71,080,985     69,923,713
                                             -----------    -----------
         Total Liabilities and
           Shareholders' Equity            $ 761,250,051  $ 718,509,987
                                             ===========    ===========
[FN]
See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                             SIX MONTHS ENDED JUNE 30
                                                1994            1993
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Interest and fees on loans              $ 17,788,595   $ 16,938,308
   Interest on balances with banks               83,568         39,829
   Interest on federal funds sold               280,204        326,979
   Interest on securities:
      Taxable                                 4,894,791      4,895,576
      Tax-exempt                              1,289,312      1,084,428
                                             ----------     ----------
         Total interest income               24,336,470     23,285,120

Interest Expense
   Interest on time deposits of
      $100,000 or more                        1,002,551        830,180
   Interest on other deposits                 7,528,000      7,113,795
   Interest on borrowed funds                   150,135         43,956
                                             ----------     ----------
         Total interest expense               8,680,686      7,987,931
                                             ----------     ----------
         Net interest income                 15,655,784     15,297,189
Provision for possible loan losses              983,701      1,791,444
                                             ----------     ----------
         Net interest income after
         provision for possible
         loan losses                         14,672,083     13,505,745
Other income
   Service charges                            2,749,478      2,423,081
   Fees and commission                          801,227        773,143
   Trust department income                      228,840        194,620
   Trading account income                             0        137,438
   Net gain on investments                      115,603         89,802
   Other operating income                       909,726        710,152
                                             ----------     ----------
         Total other income                   4,804,874      4,328,236

Other Expenses
   Salaries and employee benefits             7,861,987      7,430,083
   Occupancy of bank premises                   999,768        854,201
   Furniture and equipment depreciation,
      rental cost, servicing, etc..             575,233        614,153
   Other operating expense                    5,175,813      4,361,735
                                             ----------     ----------
         Total other expenses                14,612,801     13,260,172
                                            -----------    -----------

Income before income taxes                    4,864,156      4,573,809
Income taxes                                    883,209      1,196,595
                                             ----------     ----------

Income before cumulative effect of
   changes in accounting principles           3,980,947      3,377,214

Cumulative effect of changes in
   accounting principle, net of income
   taxes                                              0        522,518
                                             ----------     ----------
         Net income                        $  3,980,947   $  3,899,732
                                             ==========     ==========

[CAPTION]

                                             1994               1993
                                             ----               ----
[S]                                        [C]            [C]
Earnings per share:
   Income before cumulative effect
      of changes in accounting
      principles                           $ 1.65           $ 1.39
   Cumulative effect of changes in
      accounting principles                   .00              .22
                                             ----             ----
   Total earnings per share                $ 1.65           $ 1.61

Cash dividend per share                    $  .47           $  .45


   Earnings per share data for 1994 and 1993 are based on 2,417,829 shares outstanding as of June 30, 1994 and December 31, 1993, respectfully. Cash dividend per share is based on actual amounts declared.


[FN]
See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                           THREE MONTHS ENDED JUNE 30
                                                1994            1993
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Interest and fees on loans              $  9,318,203   $  8,634,840
   Interest on balances with banks               62,180         14,478
   Interest on federal funds sold               110,062        119,619
   Interest on securities:
      Taxable                                 2,558,197      2,525,836
      Tax-exempt                                620,619        530,828
                                             ----------     ----------
         Total interest income               12,669,261     11,825,601

Interest Expense
   Interest on time deposits of
      $100,000 or more                          489,082        422,792
   Interest on other deposits                 3,897,824      3,571,760
   Interest on borrowed funds                    80,090         13,680
                                             ----------     ----------
         Total interest expense               4,466,996      4,008,232
                                             ----------     ----------
         Net interest income                  8,202,265      7,817,369
Provision for possible loan losses              491,850        632,451
                                             ----------     ----------
         Net interest income after
         provision for possible
         loan losses                          7,710,415      7,184,918
Other income
   Service charges                            1,404,442      1,277,226
   Fees and commission                          422,670        352,329
   Trust department income                      114,420         87,475
   Trading account income                             0          1,719
   Net gains on investments                     112,813         89,202
   Other operating income                       310,074        424,561
                                             ----------     ----------
         Total other income                   2,364,419      2,232,512

Other Expenses
   Salaries and employee benefits             4,003,725      3,816,009
   Occupancy of bank premises                   504,404        438,952
   Furniture and equipment depreciation,
      rental cost, servicing, etc..             279,208        255,291
   Other operating expense                    2,735,703      2,315,499
                                             ----------     ----------
         Total other expenses                 7,523,040      6,825,751
                                            -----------    -----------

Income before income taxes                    2,551,794      2,591,679
Income taxes                                    497,095        562,832
                                             ----------     ----------

Income before cumulative effect of
   changes in accounting principles           2,054,699      2,028,847

Cumulative effect of changes in
   accounting principle, net of income
   taxes                                              0              0
                                             ----------     ----------
         Net income                        $  2,054,699   $  2,028,847
                                             ==========     ==========

[CAPTION]

                                             1994               1993
                                             ----               ----
[S]                                        [C]            [C]
Earnings per share:
   Income before cumulative effect
      of changes in accounting
      principles                           $  .85           $  .84
   Cumulative effect of changes in
      accounting principles                   .00              .00
                                             ----             ----
   Total earnings per share                $  .85           $  .84

Cash dividend per share                    $  .24           $  .23


   Earnings per share data for 1994 and 1993 are based on 2,417,829 shares outstanding as of June 30, 1994 and December 31, 1993, respectfully. Cash dividend per share is based on actual amounts declared.


[FN]
See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]
                                           SIX MONTHS ENDED JUNE 30

                                              1994           1993
                                              ----           ----
                                                  (Unaudited)
[S]                                        [C]            [C]
Operating Activities
   Net Income                            $  3,980,947   $  3,899,732
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Provision for loan losses                  983,701      1,791,444
   Provision for depreciation and
      amortization                            817,931        693,395
   Net amortization accretion of
      securities' premiums/discounts          806,670        337,224
   Gain on sale of trading securities               0       (137,438)
   Proceeds from sales of trading
      securities                                    0      6,101,875
   Purchases of trading securities                        (1,024,531)
   Gain on sale/call of
      securities held for sale                 (2,791)       (89,802)
   Increase (decrease)in other liabilities (1,016,028)      (284,755)
   Deferred income tax                       (360,940)      (693,603)
   Gain on sale of fixed assets                (1,347)        (2,625)
   Increase in other assets                (1,980,094)      (870,711)
                                          ------------   ------------
      Net Cash Provided by Operating
         Activities                         3,228,049      9,720,204

Investment Activities
   Net increase in balances with
      other banks                            (482,801)        94,115
   Proceeds from sales of securities
      held for sale                         4,301,294         91,190
   Proceeds from maturities/calls of
      securities held to maturity           1,062,199
   Proceeds from maturities/calls of
      securities held for sale             39,784,414     50,853,384
   Purchase of securities held to
      maturity                             (3,033,588)
   Purchase of securities held for sale   (52,875,033)   (76,769,970)
   Net increase in loans                  (29,638,186)   (23,372,017)
   Proceeds from sale of fixed assets           2,505          2,625
   Purchase of premises and equipment      (1,204,137)    (1,020,532)
                                          -----------     ----------
      Net cash used in Investment
         Activities                       (42,083,333)  ( 50,121,205)



[CAPTION]

                                              1994           1993
                                              ----           ----
[S]                                        [C]            [C]
Financing Activities
   Net increase in demand and savings
      deposits                             21,903,303     22,356,295
   Net increase (decrease) in time
      deposits                             16,660,964   (16,127,148)
   Net increase (decrease) in short-
      term borrowed funds                    (874,393)       487,120
   Increase (decrease) in long-term debt    4,908,946        (10,909)
   Acquisition of Sunburst banks                          (2,251,330)
   Cash dividends paid                     (1,136,380)    (1,088,023)
                                         ------------    -----------
      Net Cash Provided by Financing
         Activities                        41,462,440     35,620,301
                                         ------------    -----------
      Increase (decrease) in Cash
         and Cash Equivalents               2,607,156     (4,780,700)

   Cash and Cash Equivalents at
      beginning of period                  43,956,431     57,062,966
                                          -----------    -----------
   Cash and Cash Equivalents at
      end of period                     $  46,563,587  $  52,282,266
                                          ===========    ===========
   Cash paid for:
      Interest expense                  $   8,310,530  $   7,890,882
      Income taxes                            745,232      1,334,000

   Non-cash transactions:

   Transfer of loans to other real
      estate                            $     519,792
   Unrealized loss on securities
      held as available for sale:
      Decrease in securities            $   2,556,507
      Increase in deferred taxes        $     869,212
      Decrease in equity                $   1,687,295


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

In May of 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement requires that impaired loans that are within the scope of SFAS No. 114 be measured on the present value of expected future cash flows, discounted at the loans's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 applies to companies with fiscal years beginning after December 15, 1994. The Company has not made a determination as to the effect of the adoption of this statement on the financial condition of the Company.


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

[CAPTION]
Securities are summarized as follows at June 30, 1994:
   [S]                                                   [C]
   Held to maturity (amortized cost)                   $  41,034,250
   Available for sale (estimated fair value)             197,270,373
                                                        -------------
      Total securities                                 $ 238,304,623
                                                        =============
The estimated fair value of securities held to maturity at June 30, 1994 was $41,295,084.

Note 3 Acquisition

During April, 1994, the Company entered into an agreement with The Resolution Trust Corporation to purchase selected assets and assume certain liabilities of the New Albany, Southaven and Hernando branches of the Security Federal Savings and Loan Association. The acquisition was approved by regulatory authorities and consummated on April 15, 1994. The Company acquired approximately $18 million in loans and $32 million in deposits.

Note 4 Income Taxes

[CAPTION]
Federal income taxes payable (receivable) were as follows:
[S]                      [C]
Current                 $    (68,447)
Deferred                  (2,470,948)
                          -----------
                        $ (2,539,395)
                          ===========
[CAPTION]
The components of income tax expense (credits) are presented below:
[S]                         [C]
Current                 $  2,061,759
Deferred                  (1,178,550)
                           ---------
                        $    883,209
                           =========
PAGE

[CAPTION]
The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings results from the following:
[S]                                                      [C]
Federal tax expense at statutory rate                    $1,653,811
Add (deduct) effect of:
  Tax-exempt interest income                              ( 401,357)
  Amortization of intangible assets                          19,850
  Dividends received deduction                            (  27,654)
  Other items-net                                         ( 361,441)
                                                          ----------
                                                         $  883,209
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

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Financial Condition

The following provides management's discussion of the consolidated financial condition and results of operation of The Peoples Holding Company and Subsidiary, focusing on those factors that have had the most significant impact for the first six months of 1994. This commentary should be read in conjunction with the accompanying financial statements.

Total assets of The Peoples Holding Company grew from $718,509,987 on December 31, 1993, to $761,250,051 on June 30, 1994, or 5.95% for the six
month period. The primary increase in assets is due to the acquisition of approximately $33 million dollars in selected assets and liabilities from Security Federal Savings and Loan Association during the second quarter of 1994 which was accounted for as a purchase. Accordingly, the results of operations of this acquisition are included in the consolidated financial statements only from the acquisition date (April 15, 1994), which affects the comparability of the consolidated financial statements. Cash and Due From Banks was up from $35,956,431 on December 31, 1993, to $46,563,587 on June 30, 1994, or an increase of $10,607,156; while Federal Funds sold decreased $8,000,000 since December 31, 1993. Loans, less unearned income, increased $29,301,342 or 7.02% due primarily to assumption of loans from Security Federal Savings and Loan Association. Securities grew from $230,904,295 on December 31, 1993, to $238,304,623 on June 30, 1994, which includes an unrealized loss on securities held for sale at June 30, 1994 of $2,556,507. Transaction deposit accounts, which require a 10% reserve balance in cash or on deposit at the Federal Reserve Bank, were up from $260,709,000 on December 31, 1993, to $319,147,270 on June 30, 1994, while total deposits for the first six months of 1993 grew from $636,738,548 on December 31, 1993 to $675,302,815, or an increase of $38,564,267.

The equity capital to total assets ratio was 9.73% and 9.34% for December 31, 1993 and June 30, 1994, respectively.


Results of Operations-Six months ended June 30, 1994 compared to 1993

The Company reported net income of $3,980,947 as of June 30, 1994 compared to $3,899,732 for the same period in 1993; or an increase of 2.08%. Earnings per share for the first six months of 1994 were $1.65 compared to $1.61 for the first six months in 1993. The net effect of the adoption of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109, "Accounting for Income Taxes" in 1993 accounted for $ .22 of the six months earning per share on net income of $1.39 for the six month period ending June 30, 1993.

Net interest income is the largest component of the Company's income and represents the amount by which interest income on earning assets exceeds the cost of deposits. The Company's long term objective is to manage those earning assets and interest-bearing liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk.

Net interest income after provision for loan losses was up $1,166,338 or 8.6% for the period ending June 30, 1994 compared to the same period in 1993 due to an increase in average earning assets of 10.48%. The acquisition of approximately $18 million in earning assets from Security Federal accounted for 29% of the increase. The fully tax-equivalent net interest margin decreased 33 basis points in 1994 to 4.81% compared to 5.14% for six months ending June 30, 1993. The prime lending rate for bank loans declined periodically to 6.00% early in 1993 from 6.50% early in 1992. The prime lending rate increased in March to 6.25%; May to 6.75% and in June to 7.25%, during 1994. The prime rate decrease in 1992 and 1993 was the primary factor in the decrease in yields for June 1994 on the loan portfolio from 8.64% in 1993 to 8.31% in 1994. At June 30, 1994, $284 million in loans or 64% of the loan portfolio is subject to repricing in the next twelve months.

Total interest expense was $8,680,686 for the six months ending June 1994, compared to $7,987,931 for same period in 1993 or an increase of $692,755. Average total interest bearing deposits increased $42,086,595 or 8% while the interest rate yield paid on interest bearing deposits declined slightly to 3.02% in 1994 from 3.06% for same period in 1993.

The net interest spread was 4.27% for 1994 compared to 4.69% for 1993 due to the decrease in yields on loans and securities coupled with little change in the yield paid on interest bearing liabilities.

The growth in non-interest income has become an increasingly important component of the Company's profitability, given the uncertainty of future loan demand and increased competition from nontraditional sources. Non-interest income includes fees for trust services, mortgage loan servicing fees, service charges on deposit accounts, and many other retail products. Non-interest income for the first six months of 1994 increased 11.01% or $476,638 compared to the same period in 1993. The most significant increase in non-interest income is attributable to service charges which increased $326,397 since 1993 due mainly to addition of accounts serviced by the Security Federal Savings and Loan Association.

During recent years, the banking industry has put an increasing emphasis on expense control and improving its efficiency and, ultimately, its profitability. The Company has responded to the need for improved efficiency by emphasizing its commitment to expense control. Non-interest expenses have increased from $13,260,172 for six months ending June 30, 1993 to $14,612,801 in 1994 or 10.20%; and the efficiency ratio has increased from 83.22% to 88.72% for 1993 and 1994, respectfully. The efficiency ratio is non-interest expenses divided by the tax-equivalent net interest income plus non-interest income. The increase in non-interest expenses and the efficiency ratio is a combination between the acquisition of the three locations of the Security Federal Savings and Loan Association and related personnel and expenses and the decline in the yield earned on loans and securities due to decline of interest rates in 1993.

Results of Operations-Three months ended June 30, 1994 compared to 1993

The Company reported net income of $2,054,699 for the quarter ended June 30, 1994 compared to $2,028,847 for the same period in 1993; or an increase of 1.27%. Earnings per share for the second quarter of 1994 were $.85 compared to $.84 for the second quarter in 1993.

Net interest income after provision for loan losses was up $525,497 or 7.3% for the quarter ending June 30, 1994 compared to the same period in 1993 due to an increase in average earning assets for the quarter of 10.52%.
The acquisition of approximately $18 million in earning assets from Security Federal accounted for 28% of the increase. The net interest margin for the quarter declined from 4.98% to 4.72% for 1993 and 1994 due to a decrease in the yields earned on loans attributable to the decrease of the prime rate in 1993 and the repricing of variable loans to lower rates in the later part of 1993, without a comparable drop in the cost of deposits. The provision for possible loan losses decreased $140,601 for the quarter compared to previous year's quarter. The most significant increase in interest income was attributable to interest on loans which increased $683,363 or 7.9%. Interest expense increased $458,764 in quarter ended June 1994 compared to same period in 1993 mainly due to acquisition of Security Federal deposits.

Non-interest income for quarter ended June 30,1994 is $2,364,419 compared to $2,232,512 for same period in 1993 or an increase of 5.9%. The increase is mainly due to increased service charges relating to addition of deposits from Security Federal. Non-interest expenses for the quarter are $7,523,040 and $6,825,751 for June 30, 1994 and 1993, respectfully. The increase is due to growth in salaries for personnel acquired through the Security Federal purchase and related operating expenses for the three locations purchased.

Allowance for Loan Losses:

In evaluating the adequacy of the allowance for loan losses, among the issues the Company examines are current economic conditions, results of quantitative analysis of the quality of commercial loans and commercial real estate loans, and the historical rate of charge-offs on all loan types. The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the reserve at an adequate level at a point in time, giving consideration to potential problem credits, the collateral adequacy of loans, net charge-offs, asset quality measure, size of the loan portfolio and general trends. The provision for the six months ending June 30, 1994, decreased $140,601 from the same period in the prior year which is reflective of the improvement in the quality of the loan portfolio, decrease in non-performing loans and the net recovery of charge offs at June 30, 1994.

[CAPTION]
                                             June             June
                                             1994             1993
                                           ---------        ---------
[S]                                        [C]            [C]
Balance, January 1                         $ 6,216,854    $ 6,462,925
   Provision for Loan losses                   986,701      1,791,444
                                             ---------      ---------
                                             7,203,555      8,254,369

                                             ---------      ---------

   Charge-offs                              (  558,488)    (3,048,271)
   Recoveries                                  738,436        258,989
                                             ----------     ----------
   Net (charge-off)/recovery                   179,948     (2,789,282)
                                             ----------     ----------
   Balance June 30                         $ 7,383,503    $ 5,465,087
                                             =========      =========

[CAPTION]

                                           June             June
                                           1994             1993
                                       -----------        -----------
[S]                                      [C]             [C]
Loan Loss Analysis:
   Net loans-Average                 $  428,109,052     $395,316,462
   Net loans-Quarter End                446,882,317      409,310,339
   Net Charge-Offs/(Recoveries)            (179,948)       2,789,282
   Allowance for Loan Losses              7,383,503        5,465,087

Ratios:
   Net Charge-Offs/(Recoveries) to:
      Net Loans-Average                      (0.04%)           0.71%
      Allowance for Loan Losses              (2.44%)          51.04%

   Allowance for Loan Losses to:
      Net Loans-Quarter End                   1.65%            1.34%
      Non-Performing Loans                  306.28%          138.60%

   Non-Performing Loans to:
      Net Loans-Quarter End                   0.54%             .96%
      Net Loans-Average                       0.56%            1.00%

[CAPTION]

The following table shows the principal amounts of nonaccrual loans at June 30 for the years indicated.
                                             June               June
                                             1994               1993
[S]                                        [C]               [C]
Non-Performing Loans
   Non-Accruing                          $    324,461      $  2,198,490
   Accruing Loans Past Due                  2,086,224         1,744,514
     90 Days or More                       -----------      -----------
   Total Non-Performing Loans            $  2,410,685      $  3,943,004
                                          ===========       ===========

Statistical Summary
June 30, 1994
[CAPTION]
                                                 1994

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]           [C]
Earnings Assets
   Loans and leases, net
   of unearned income              17,788,595   428,109,052     8.31%

Interest bearing bank
   balances and federal
   funds sold                         363,772    20,902,026     3.48%

Taxable  securities                 4,894,791   193,418,088     5.10%

Nontaxable securities               1,289,312    42,352,939     9.22%TE
                                   ----------   -----------   ------
   Total investment and
      trading securities            6,184,103   235,771,027     5.81%TE

      Total earning assets         24,336,470   684,782,105     7.30%TE

Cash and due from banks                          44,042,919

Other assets, less allowance
   for loan losses                               26,476,747
                                                -----------
      Total assets                              755,301,771
                                                ===========

[S]                                [C]          [C]            [C]
Interest bearing liabilities:
   Interest bearing demand
   deposit accounts                 1,901,503   170,350,174      2.23%

   Savings accounts                 1,106,737    99,981,854      2.21%

   Time Deposits                    5,522,311   294,830,125      3.75%
                                   ----------   -----------   -------
      Total interest
        bearing deposits            8,530,551   565,162,153      3.02%




                                                 1994

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------

      Other costing liabilities       150,135     6,945,775      4.27%
                                   ----------   -----------   -------
      Total interest
         bearing liabilities        8,680,686   572,107,928      3.03%

[S]                                             [C]
Non-interest bearing sources:
   Non-interest bearing
   deposits                                     106,219,679
   Other liabilities                              6,596,289
   Shareholders' equity                          70,377,875
                                                -----------
     Total liabilities and shareholders'
       equity                                   755,301,771
                                                ===========
[S]                                [C]                          [C]
      Net interest income/Net
         interest margin           15,655,784                    4.77%TE

Statistical Summary
June 30, 1993
[CAPTION]
                                                 1993

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]           [C]
Earnings Assets
   Loans and leases, net
   of unearned income              16,938,309   395,316,462     8.64%

Interest bearing bank
   balances and federal
   funds sold                         366,808    25,699,050     2.88%

Taxable investment/trading
   securities                       4,828,683   165,097,268     5.85%

Nontaxable investment
   securities                       1,151,320    33,688,555    10.30%TE
                                   ----------   -----------
   Total investment and
      trading securities            5,980,003   198,785,823     6.60%TE

      Total earning assets         23,285,120   619,801,335     7.75%TE

Cash and due from banks                          42,227,069

Other assets, less allowance
   for loan losses                               24,426,487
                                                -----------

      Total assets                              686,454,891
                                                ===========
Interest bearing liabilities:
   Interest bearing demand
   deposit accounts                 1,949,153   173,633,679      2.26%

   Savings accounts                   939,702    81,721,370      2.32%

   Time Deposits                    5,055,120   267,720,509      3.81%
                                   ----------   -----------   -------
      Total interest
        bearing deposits            7,943,975   523,075,558      3.06%




[CAPTION]
                                                 1993

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]             [C]

      Other costing liabilities        43,956     3,166,153      2.80%
                                   ----------   -----------   -------
      Total interest
         bearing liabilities        7,987,931   526,241,711      3.06%


[S]                                [C]          [C]             [C]
Non-interest bearing sources:
   Non-interest bearing
   deposits                                      87,125,518
   Other liabilities                              6,873,673
   Shareholders' equity                          66,213,989
                                                -----------
     Total liabilities and shareholders'
       equity                                   686,454,891
                                                ===========
                                   [C]                          [C]
      Net interest income/Net
         interest margin           15,297,189                    5.13%TE

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

Available for sale securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $56,972,000 at June 30, 1994, representing 23.91% of the securities portfolio. Other types of assets such as interest bearing deposits in other banks are sources of liquidity. Loans maturing within one year represented 63.65% of the total loans, net of unearned income, for June 30, 1994. On June 30, 1994, there were $341,981,000 in interest earning assets which will mature within one year while $494,909,000 in interest bearing liabilities will mature or will be repriced within one year, which results in a liability sensitive gap of $152,928 million or 44.72%. Management believes that this range can be effectively managed against interest rate movements while allowing sufficient flexibility to take advantage of opportunities presented by varying interest rate environments. The following table summarizes the Company's gap position at June 30, 1994:

Rate Sensitive Balance Sheet
June 30, 1994
[CAPTION]
                                            (In Thousands)
                                           ONE YEAR    OVER
                              LESS THAN    TO FIVE     FIVE
                              ONE YEAR     YEARS       YEARS       TOTAL
                              ---------    ---------   -----       -----
[S]                           [C]          [C]         [C]       [C]
ASSETS
   Securities                  56,972      109,348      71,985   238,305
   Loans                      284,448      141,359      21,075   446,882
   Interest Bearing Balances
      with Banks                  561                                561
   Other Assets                                         75,502    75,502
                              -------      -------     -------   -------
   Total Assets               341,981      250,707     168,562   761,250
                              =======      =======     =======   =======


LIABILITIES
   Non-Interest Bearing
     Transaction Accounts                              111,291   111,291
   Interest Bearing
      Transaction Accounts    159,595                            159,595
   Money Market and Savings   100,467                            100,467
   Certificates of Deposit
      <100,000                159,131       45,965         120   205,216
   Certificates of Deposit
      >100,000                 50,603        4,029                54,632
   Individual Retirement
      Account                  21,140       22,438         524    44,102
   Other Borrowed Funds         3,973        3,755         366     8,094
   Other Liabilities                                     6,772     6,772
   Equity                                               71,081    71,081
                              -------      -------     -------   -------
   Total Liabilities and
      Equity                  494,909       76,187     190,154   761,250
                              =======      =======     =======   =======

   GAP                       (152,928)     174,520     (21,592)       0
   GAP/Assets                  (44.72%)     69.61%      (12.81%)    0.00%
   Cumulative GAP            (152,928)      21,592           0        0
   Cumulative GAP/Assets       (44.72)%      8.61%        0.00%    0.00%





Historically, the overall liquidity of the Company has been enhanced by a significant aggregate of core deposits. The Company's deposit base has changed from a significant dependence on negotiable certificates of deposit to increased dependence on short-term interest bearing accounts which tends to increase the Company's negative GAP position. As a result of this shift in types of deposits, the Company is attempting to shorten the maturity of securities and convert loans, where possible, to a floating rate.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime lending rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than savings accounts. The shorter-term interest rate sensitivities are the key to measurement of the interest rate sensitivity gap, or excess interest sensitive earning assets over interest bearing liabilities.

Capital Resources

Retained earnings through operations have been the primary source of capital over the past three months. The ratio of shareholders equity to total assets was 9.33% as of June 30, 1994, compared to 9.73% as of December 31, 1993, and 9.60% as of June 30, 1993.

Total shareholders' equity of the Company was $71,080,985 and $69,923,713 for June 30, 1994 and December 31, 1993, respectively. This represented an increase of $1,157,272 or 1.66%. Guidelines define a well capitalized bank as one whose capital to risk-based assets is at least 10%, or 6% Tier 1 capital ratio, and a 5% leverage ratio.

The table below shows the capital ratios of the Company at the dates indicated.
[CAPTION]
                                             (In Thousands)
                                           June 30   December 31
                                             1994        1993
                                           -------     --------
[S]                                        [C]         [C]
Total Tier 1 Capital                     $ 67,951     $ 63,425
Total Tier 2 Capital                        5,571        5,355
                                           ------       ------
   Total Qualifying Capital                73,522       68,780
                                           ======       ======

Risk-weighted assets on balance sheet,
   net of intangibles                      445,292     426,964
Excess allowance for loan losses            (1,813)    ( 1,108)
Risk-weighted off balance sheet exposure       875       1,422
                                           -------     -------
   Total Risk-Weighted Assets Inclusive
      of Off Balance Sheet Exposure and
      Net of Allowance                     444,354     427,278
                                           =======     =======

Tier 1 Capital Ratio                         15.31%      14.84%
Total Capital Ratio                          16.56%      16.10%
Leverage Ratio                                9.06%       9.48%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $29.39 and $27.86 at June 30, 1994 and 1993, respectively. Cash dividends were raised to $.24 per quarter, up from $.23 per share during the same quarter in 1993.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material proceedings pending at June 30
1994, against the registrant or its subsidiary.

Item 4.    Submission of Matters to a Vote of Shareholders

The Annual Meeting of the Shareholders of The Peoples Holding Company was held on April 12, 1994, for the purpose of electing five members to the board of directors for a three year term and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

Election of Directors         For          Against     Abstain

George H. Booth II            1,833,948    16,842      567,039
Frank B. Brooks               1,837,189    13,601      567,039
Robert C. Leake               1,840,350    10,440      567,039
David P. Searcy               1,840,350    10,440      567,039
J. Heywood Washburn           1,839,809    10,981      567,039

Ratify appointment of
Ernst & Young as the
Independent Auditors
for 1994                      1,849,610       102      568,117



Item 6(b) Reports on Form 8-K - The Company filed two reports on Form 8-K during the quarter ended June 30, 1994.

A report on Form 8-K was filed April 25, 1994 to report Item 2: Acquisition of Assets on April 15, 1994. The Peoples Holding Company assumed the deposits and purchased selected assets of three locations of Security Federal Savings and Loan Association. Upon acquisition, the bank's assets increased from approximately $760 million to $790 million.

A report on Form 8-K was filed June 20, 1994 to report Item 5: Other Events. The Board of Directors voted to pay a 4% stock dividend to shareholders of record June 30, 1994 to be paid July 15, 1994.

No financial statements were filed as a part of either report.

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




                                           THE PEOPLES HOLDING COMPANY
                                           ---------------------------
                                           Registrant



                                           ---------------------------
DATE:  July 29, 1994                       John W. Smith
                                           President, Chief Executive
                                           and Financial Officer

                                           ---------------------------
DATE:  July 29, 1994                       E. W. Conwill
                                           Vice President