Form 10-Q
period 1994-09-30
PEOPLES HOLDING CO
filed 1994-11-14
CIK 715072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended September 30, 1994
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

Common stock, $5 Par Value, 2,513,534 shares outstanding
                 as of November 10, 1994

                   THE PEOPLES HOLDING COMPANY
                              INDEX

PART 1.  FINANCIAL INFORMATION                                  PAGE

     Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               September 30, 1994 and December 31, 1993...........3
          Consolidated Statements of Income - Nine Months
               Ended September 30, 1994 and 1993..................5
          Consolidated Statements of Income - Three Months
               Ended September 30, 1994 and 1993..................7
          Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1994 and 1993......9
          Notes to Consolidated Financial Statements.............11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..................................26

     Item 6.(b) Reports on Form 8-K..............................26

     Signatures..................................................27

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
[CAPTION]
                                             SEPTEMBER 30   DECEMBER 31
                                                 1994          1993
                                             ____________   ___________
                                              (Unaudited)    (Note 1)
[S]                                          [C]            [C]
Assets
   Cash and due from banks                 $  40,950,088  $  35,956,431
   Federal Funds Sold                          4,000,000      8,000,000
                                             -----------    -----------
                                              44,950,088     43,956,431

   Interest bearing balances with banks          267,794         77,887
   Securities (Market value- $228,833,515
   and $234,979,483 at September
   30, 1994 and December 31, 1993)           229,102,498    230,904,295
   Loans                                     472,914,296    427,416,747
      Unearned Income                       ( 11,149,589)  (  9,835,772)
      Allowance for loan losses             (  7,704,867)  (  6,216,854)
                                             -----------    -----------
         Net Loans                           454,059,840    411,364,121
   Bank premises and equipment                16,144,930     15,537,825
   Other assets                               20,697,149     16,669,428
                                             ___________    ___________
         Total Assets                      $ 765,222,299  $ 718,509,987
                                             ===========    ===========

[S]                                          [C]            [C]
Liabilities and Shareholder's Equity
   Deposits:
      Non-interest bearing                 $ 119,991,562  $  99,140,347
      Interest bearing                       545,706,451    537,598,201
                                             -----------    -----------
         Total Deposits                      665,698,013    636,738,548

   Treasury tax and loan account               3,124,543      4,000,000
   Federal Funds Purchased                    12,000,000              0
   Notes and debentures payable                4,760,927         59,797
   Other liabilities                           7,820,794      7,787,929
                                             -----------    -----------
         Total Liabilities                   693,404,278    648,586,274

Shareholders' Equity
   Common Stock, $5 par value-
   4,200,000 shares authorized
   2,513,354 shares issued and
   outstanding at September 30, 1994
   and 2,417,829 shares issued and
   outstanding at December 31, 1993           12,567,670     12,089,145

   Capital surplus                            30,000,000     30,000,000

   Retained earnings                          31,439,562     27,834,568
   Adjustment to unrealized losses on
     available-for-sale securities, net
     of tax                                   (2,189,211)             0
                                             -----------    -----------
         Total Shareholders' Equity           71,818,021     69,923,713
                                             -----------    -----------
         Total Liabilities and
           Shareholders' Equity            $ 765,222,299  $ 718,509,987
                                             ===========    ===========
[FN]
See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                           NINE MONTHS ENDED SEPTEMBER 30
                                                1994            1993
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Interest and fees on loans              $ 27,729,574   $ 25,660,820
   Interest on balances with banks               87,452         70,550
   Interest on federal funds sold               322,372        461,745
   Interest on securities:
      Taxable                                 7,491,821      7,365,698
      Tax-exempt                              1,935,584      1,630,282
                                             ----------     ----------
         Total interest income               37,566,803     35,189,095

Interest Expense
   Interest on time deposits of
      $100,000 or more                        1,503,313      1,281,108
   Interest on other deposits                11,556,755     10,772,647
   Interest on federal funds purchased
      and other borrowed funds                  256,615         73,119
                                             ----------     ----------
         Total interest expense              13,316,683     12,126,871
                                             ----------     ----------
         Net interest income                 24,250,120     23,062,224
Provision for possible loan losses            1,475,628      2,423,895
                                             ----------     ----------
         Net interest income after
         provision for possible
         loan losses                         22,774,492     20,638,329

Other income
   Service charges                            4,276,903      3,742,595
   Fees and commission                        1,149,905        944,172
   Trust department income                      374,701        289,486
   Trading account income                             0        137,438
   Net gain on investments                       92,832        363,863
   Other operating income                     1,225,888      1,080,211
                                             ----------     ----------
         Total other income                   7,120,229      6,557,765

Other Expenses
   Salaries and employee benefits            11,977,264     11,235,085
   Occupancy of bank premises                 1,514,680      1,443,748
   Furniture and equipment depreciation,
      rental cost, servicing, etc..             853,440        812,801
   Other operating expense                    8,000,730      6,598,984
                                             ----------     ----------
         Total other expenses                22,346,114     20,090,618
                                            -----------    -----------

Income before income taxes                    7,548,607      7,105,476
Income taxes                                  1,684,882      1,904,718
                                             ----------     ----------

Income before cumulative effect of
   changes in accounting principles           5,863,725      5,200,758

Cumulative effect of changes in
   accounting principle, net of income
   taxes                                              0        522,518
                                             ----------     ----------
         Net income                        $  5,863,725   $   5,723,276
                                             ==========     ===========

[CAPTION]

                                             1994               1993
                                             ----               ----
[S]                                        [C]            [C]
Earnings per share:
   Income before cumulative effect
      of changes in accounting
      principles                           $ 2.33           $ 2.07
   Cumulative effect of changes in
      accounting principles                   .00              .21
                                             ----             ----
   Total earnings per share                $ 2.33           $ 2.28

Cash dividends per share                    $  .71           $  .68


Earnings per share data for 1994 and 1993 are based on 2,513,534 shares outstanding. Cash dividend per share is based on actual amounts declared.


[FN]
See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                           THREE MONTHS ENDED SEPTEMBER 30
                                                1994            1993
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Interest and fees on loans              $  9,940,979   $  8,722,512
   Interest on balances with banks                3,884         30,721
   Interest on federal funds sold                42,168        134,766
   Interest on securities:
      Taxable                                 2,597,030      2,470,122
      Tax-exempt                                646,272        545,854
                                             ----------     ----------
         Total interest income               13,230,333     11,903,975

Interest Expense
   Interest on time deposits of
      $100,000 or more                          500,762        450,925
   Interest on other deposits                 4,028,755      3,658,852
   Interest on borrowed funds                   106,480         29,163
                                             ----------     ----------
         Total interest expense               4,635,997      4,138,940
                                             ----------     ----------
         Net interest income                  8,594,336      7,765,035
Provision for possible loan losses              491,927        632,451
                                             ----------     ----------
         Net interest income after
         provision for possible
         loan losses                          8,102,409      7,132,584
Other income
   Service charges                            1,527,425      1,319,514
   Fees and commission                          348,678        171,029
   Trust department income                      145,861         94,866
   Trading account income                             0              0
   Net gain (loss) on investments               (22,771)       274,061
   Other operating income                       316,162        370,059
                                             ----------     ----------
         Total other income                   2,315,355      2,229,529

Other Expenses
   Salaries and employee benefits             4,115,277      3,805,002
   Occupancy of bank premises                   514,912        589,547
   Furniture and equipment depreciation,
      rental cost, servicing, etc..             278,207        198,648
   Other operating expense                    2,824,917      2,237,249
                                             ----------     ----------
         Total other expenses                 7,733,313      6,830,446
                                            -----------    -----------

Income before income taxes                    2,684,451      2,531,667
Income taxes                                    801,673        708,123
                                             ----------     ----------

Income before cumulative effect of
   changes in accounting principles           1,882,778      1,823,544

Cumulative effect of changes in
   accounting principle, net of income
   taxes                                              0              0
                                             ----------     ----------
         Net income                        $  1,882,778   $  1,823,544
                                             ==========     ==========

[CAPTION]

                                             1994               1993
                                             ----               ----
[S]                                        [C]            [C]
Earnings per share:
   Income before cumulative effect
      of changes in accounting
      principles                           $  .75           $  .73
   Cumulative effect of changes in
      accounting principles                   .00              .00
                                             ----             ----
   Total earnings per share                $  .75           $  .73

Cash dividends per share                    $  .24           $  .23


Earnings per share data for 1994 and 1993 are based on 2,513,534 shares outstanding. Cash dividend per share is based on actual amounts declared.


[FN]
See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]
                                        NINE MONTHS ENDED SEPTEMBER 30

                                              1994           1993
                                              ----           ----
                                                  (Unaudited)
[S]                                        [C]            [C]
Operating Activities
   Net Income                            $  5,863,725   $  5,723,276
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Provision for loan losses                1,475,628      2,423,895
   Provision for depreciation and
      amortization                          1,263,136      1,058,838
   Net amortization accretion of
      securities' premiums/discounts        1,275,190        401,827
   Gain on sale of trading securities               0       (137,438)
   Proceeds from sales of trading
      securities                                    0      6,101,875
   Purchases of trading securities                        (1,024,531)
   Gain on sale/call of
      securities held for sale                 (2,791)      (191,804)
   Increase (decrease)in other liabilities     32,866       (871,082)
   Deferred income tax                       (682,633)      (939,893)
   Gain on sale of fixed assets                (1,264)        (3,955)
   Increase in other assets                (2,020,943)    (1,466,891)
                                          ------------   ------------
      Net Cash Provided by Operating
         Activities                         7,202,914     13,022,040

Investment Activities
   Net increase in balances with
      other banks                            (189,907)        63,754
   Proceeds from sales of securities
      held for sale                         7,501,564      3,319,109
   Proceeds from maturities/calls of
      securities held to maturity           3,068,639     64,043,912
   Proceeds from maturities/calls of
      securities held for sale             54,695,444
   Purchase of securities held to
      maturity                             (2,925,000)
   Purchase of securities held for sale   (65,128,235)  (104,404,689)
   Net increase in loans                  (44,728,848)   (28,131,343)
   Proceeds from sale of fixed assets           2,505          4,626
   Purchase of premises and equipment      (1,510,351)    (1,187,881)
                                          -----------     ----------
      Net cash used in Investment
         Activities                       (49,214,189)  ( 66,292,515)



[CAPTION]

                                              1994           1993
                                              ----           ----
[S]                                        [C]            [C]
Financing Activities
   Net increase in demand and savings
      deposits                             39,070,295     27,689,744
   Net increase (decrease) in time
      deposits                            (10,110,830)    20,497,667
   Net increase (decrease) in short-
      term borrowed funds                  11,124,543        487,120
   Increase (decrease) in long-term debt    4,701,130        (12,811)
   Acquisition of Sunburst banks                          (2,251,330)
   Cash dividends paid                     (1,780,206)    (1,644,124)
                                         ------------    -----------
      Net Cash Provided by Financing
         Activities                        43,004,932     44,766,266
                                         ------------    -----------
      Increase (decrease) in Cash
         and Cash Equivalents                 993,657     (8,504,209)

   Cash and Cash Equivalents at
      beginning of period                  43,956,431     57,062,966
                                          -----------    -----------
   Cash and Cash Equivalents at
      end of period                     $  44,950,088  $  48,558,757
                                          ===========    ===========
   Cash paid for:
      Interest expense                  $  13,050,403  $  12,006,117
      Income taxes                          2,006,656      1,584,000

   Non-cash transactions:

   Transfer of loans to other real
      estate                            $     557,501
   Unrealized loss on securities
      held as available for sale:
      Decrease in securities            $   3,316,986
      Increase in deferred taxes        $   1,127,775
      Decrease in equity                $   2,189,211


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

A stock dividend was issued in the third quarter of 1994, therefore prior year earnings per share amounts and book values have been properly restated.


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

[CAPTION]
Securities are summarized as follows at September 30, 1994:

   [S]                                                   [C]
   Held to maturity (amortized cost)                   $  43,075,546
   Available for sale (estimated fair value)             186,026,952
                                                        -------------
      Total securities                                 $ 229,102,498
                                                        =============
The estimated fair value of securities held to maturity at September 30, 1994 was $42,806,563.

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

Note 4 Income Taxes

[CAPTION]
Federal income taxes payable (receivable) were as follows at September 30:
[S]                      [C]
Current                 $    390,113
Deferred                  (3,051,204)
                          -----------
                        $ (2,661,091)
                          ===========
[CAPTION]
The components of income tax expense (credits) are presented below at September 30, 1994:
[S]                         [C]
Current                 $  2,315,913
Deferred                    (631,031)
                           ---------
                        $  1,684,882
                           =========
PAGE

[CAPTION]
The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings results from the following at September 30, 1994:
[S]                                                      [C]
Federal tax expense at statutory rate                    $2,545,827
Add (deduct) effect of:
  Tax-exempt interest income                              ( 639,475)
  Amortization of intangible assets                          39,969
  Dividends received deduction                            (  29,049)
  Other items-net                                         ( 232,389)
                                                          ----------
                                                         $1,684,882
                                                          ==========


Deferred tax assets resulted largely from temporary differences arising from the loan loss provision. Effective January 1, 1993, the Company adopted FASB No. 109, which resulted in a deferred tax rate of 34%.

Historically, the Company has produced taxable income which can fully utilize the deferred tax asset.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Financial Condition

The following provides management's discussion of the consolidated financial condition and results of operation of The Peoples Holding Company and Subsidiary, focusing on those factors that have had the most significant impact for the first nine months of 1994. This commentary should be read in conjunction with the accompanying financial statements.

Total assets of The Peoples Holding Company grew from $718,509,987 on
December 31, 1993, to $765,222,299 on September 30, 1994, or 6.50% for the nine month period. The primary increase in assets is due to the acquisition of approximately $33 million dollars in selected assets and liabilities from Security Federal Savings and Loan Association during the second quarter of 1994 which was accounted for as a purchase. Accordingly, the results of operations of this acquisition are included in the consolidated financial statements only from the acquisition date (April 15, 1994), which affects the comparability of the consolidated financial statements. Cash and Due
From Banks was up from $35,956,431 on December 31, 1993, to $40,950,088 on September 30, 1994, or an increase of $4,993,657; while Federal Funds sold decreased $4,000,000 since December 31, 1993. Loans, less unearned income and allowance for loan loss, increased $42,695,719 or 10.38% due primarily to assumption of loans from Security Federal Savings and Loan Association. Securities decreased from $230,904,295 on December 31, 1993, to $229,102,498 on September 30, 1994, which includes an unrealized loss on securities held for sale of $3,316,986. Transaction deposit accounts, which require a 10% reserve balance in cash or on deposit at the Federal Reserve Bank, were up from $260,709,000 on December 31, 1993, to $368,484,723 on September 30, 1994, while total deposits for the first nine months of 1994 grew from $636,738,548 on December 31, 1993 to $665,698,013, or an increase of $28,959,465.

The equity capital to total assets ratio was 9.73% and 9.39% for December 31, 1993 and September 30, 1994, respectively.


Results of Operations-Nine months ended September 30, 1994 compared to 1993

The Company reported net income of $5,863,725 for the period ending September 30, 1994 compared to $5,723,276 for the same period in 1993; or an increase of 2.45%. Earnings per share for the first nine months of 1994 were $2.33 compared to $2.28 for the first nine months in 1993. The net effect of the adoption of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109, "Accounting for Income Taxes" in 1993 accounted for $ .21 of the nine months earning per share on net income of $2.07 for the nine month period ending September 30, 1993.

Net interest income is the largest component of the Company's income and represents the amount by which interest income on earning assets exceeds the cost of deposits. The Company's long term objective is to manage those earning assets and interest-bearing liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk.

Net interest income after provision for loan losses was up $2,136,163 or 10.35% for the period ending September 30, 1994 compared to the same period in 1993 due to an increase in average earning assets of 9.30%. The acquisition of approximately $18 million in earning assets from Security Federal accounted for 30% of the increase. The fully tax-equivalent net interest margin remained the same in 1994 and 1993 at 4.90%. The prime lending rate for bank loans declined periodically to 6.00% early in 1993 from 6.50% early in 1992. The prime lending rate increased in March to 6.25%; May to 6.75% and in June to 7.25%, during 1994. The prime rate decrease in 1992 and 1993 was the primary factor in the decrease in yields for September 1994 on the loan portfolio from 8.55% in 1993 to 8.47% in 1994.

Total interest expense was $13,316,683 for the nine months ending in 1994, compared to $12,126,871 for same period in 1993 or an increase of $1,189,812. Average total interest bearing deposits increased $32,731,683 or 6.17% while the interest rate yield paid on interest bearing deposits declined slightly to 3.09% in 1994 from 3.03% for same period in 1993.


The growth in non-interest income has become an increasingly important component of the Company's profitability, given the uncertainty of future loan demand and increased competition from nontraditional sources. Non-interest income includes fees for trust services, mortgage loan servicing fees, service charges on deposit accounts, and many other retail products. Non-interest income for the first nine months of 1994 increased 8.58% or $562,464 compared to the same period in 1993. The most significant increase in non-interest income is attributable to service charges which increased $534,308 since 1993 due mainly to addition of accounts serviced by the Security Federal Savings and Loan Association.

During recent years, the banking industry has put an increasing emphasis on expense control and improving its efficiency and, ultimately, its profitability. The Company has responded to the need for improved efficiency by emphasizing its commitment to control expenses. Non-interest expenses have increased from $20,090,618 for nine months ending September 30, 1993 to $22,346,114 in 1994 or 11.22%, mainly due to the acquisition.


Results of Operations-Three months ended September 30, 1994 compared to 1993

The Company reported net income of $1,882,778 for the quarter ended September 30, 1994 compared to $1,823,544 for the same period in 1993; or an increase of 3.24%. Earnings per share for the third quarter of 1994 were $.75 compared to $.73 for the same quarter in 1993.

Net interest income after provision for loan losses was up $969,825 or 13.6% for the quarter ending September 30, 1994 compared to the same period in 1993 due to an increase in average earning assets due to the acquisition of approximately $18 million in earning assets from Security Federal. The net interest margin for the quarter declined from 5.17% to 5.13% for 1993 and 1994 due to a decrease in the yields earned on loans attributable to the decrease of the prime rate in 1993 and the repricing of variable loans to lower rates in the later part of 1993, without a comparable drop in the cost of deposits.
The provision for possible loan losses decreased $140,524 for the quarter compared to previous year's quarter. The most significant increase in interest income was attributable to interest on loans which increased $1,218,467 or 14%. Interest expense increased $497,057 in quarter ended Septemer 1994 compared to same period in 1993 mainly due to acquisition of Security Federal deposits.

Non-interest income for quarter ended September 30,1994 is $2,315,355 compared to $2,229,529 for same period in 1993 or an increase of 3.8%. The increase is mainly due to increased service charges relating to addition of deposits from Security Federal. Non-interest expenses for the quarter are $7,733,313 and $6,830,446 for September 30, 1994 and 1993, respectively. The increase is due to growth in salaries for personnel acquired through the Security Federal purchase and related operating expenses for the three locations purchased.

Allowance for Loan Losses:

In evaluating the adequacy of the allowance for loan losses, among the issues the Company examines are current economic conditions, results of quantitative analysis of the quality of commercial loans and commercial real estate loans, and the historical rate of charge-offs on all loan types. The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the reserve at an adequate level at a point in time, giving consideration to potential problem credits, the collateral adequacy of loans, net charge-offs, asset quality measure, size of the loan portfolio and general trends. The provision for the nine months ending September 30, 1994, decreased $948,267 from the same period in the prior year which is reflective of the improvement in the quality of the loan portfolio, decrease in non-performing loans and the net recovery of charge offs at September 30, 1994.

[CAPTION]
                                           September        September
                                             1994             1993
                                           ---------        ---------
[S]                                        [C]            [C]
Balance, January 1                         $ 6,216,854    $ 6,462,925
   Provision for Loan losses                 1,475,628      2,423,895
                                             ---------      ---------
                                             7,692,482      8,886,820

                                             ---------      ---------

   Charge-offs                              (  802,620)    (3,209,345)
   Recoveries                                  815,005        311,210
                                             ----------     ----------
   Net (charge-off)/recovery                    12,385     (2,898,135)
                                             ----------     ----------
   Balance June 30                         $ 7,704,867    $ 5,988,685
                                             =========      =========

[CAPTION]

                                        September           September
                                           1994             1993
                                       -----------        -----------
[S]                                      [C]             [C]
Loan Loss Analysis:
   Net loans-Average                 $  436,366,262     $400,207,291
   Net loans-Quarter End                461,764,707      413,984,812
   Net Charge-Offs/(Recoveries)             (12,385)       2,898,135
   Allowance for Loan Losses              7,704,867        5,988,685

Ratios:
   Net Charge-Offs/(Recoveries) to:
      Net Loans-Average                      (0.002%)          0.72%
      Allowance for Loan Losses              (0.16%)          48.39%

   Allowance for Loan Losses to:
      Net Loans-Quarter End                   1.67%            1.45%
      Non-Performing Loans                  469.29%          161.46%

   Non-Performing Loans to:
      Net Loans-Quarter End                   0.36%             .90%
      Net Loans-Average                       0.37%             .92%

[CAPTION]

The following table shows the principal amounts of nonaccrual loans at September 30 for the years indicated.
                                            September         September
                                             1994               1993
[S]                                        [C]               [C]
Non-Performing Loans
   Non-Accruing                          $    274,749      $  1,841,100
   Accruing Loans Past Due                  1,367,047         1,868,210
     90 Days or More                       -----------      -----------
   Total Non-Performing Loans            $  1,641,796      $  3,709,310
                                          ===========       ===========

Statistical Summary
SEPTEMBER 30, 1994
[CAPTION]
                                                 1994

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]           [C]
Earnings Assets
   Loans and leases, net
   of unearned income              27,729,574   436,366,262     8.47%

Interest bearing bank
   balances and federal
   funds sold                         409,824    15,278,708     3.58%

Taxable  securities                 7,491,821   192,581,561     5.19%

Nontaxable securities               1,935,584    42,538,730     9.19%TE
                                   ----------   -----------   ------
   Total investment and
      trading securities            9,427,405   235,120,291     5.91%TE

      Total earning assets         37,566,803   686,765,261     7.49%TE

Cash and due from banks                          43,499,347

Other assets, less allowance
   for loan losses                               27,039,640
                                                -----------
      Total assets                              757,304,248
                                                ===========

[S]                                [C]          [C]            [C]
Interest bearing liabilities:
   Interest bearing demand
   deposit accounts                 2,825,396   165,492,077      2.28%

   Savings accounts                 1,694,497   101,212,430      2.23%

   Time Deposits                    8,540,175   296,600,524      3.84%
                                   ----------   -----------   -------
      Total interest
        bearing deposits           13,060,068   563,305,031      3.09%




                                                 1994

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------

      Other costing liabilities       256,615     7,523,199      4.55%
                                   ----------   -----------   -------
      Total interest
         bearing liabilities       13,316,683   570,828,230      3.11%

[S]                                             [C]
Non-interest bearing sources:
   Non-interest bearing
   deposits                                     108,921,576
   Other liabilities                              6,880,088
   Shareholders' equity                          70,674,354
                                                -----------
     Total liabilities and shareholders'
       equity                                   757,304,248
                                                ===========
[S]                                [C]                          [C]
      Net interest income/Net
         interest margin           24,250,120                    4.90%TE

Statistical Summary
SEPTEMBER 30, 1993
[CAPTION]
                                                 1993

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]           [C]
Earnings Assets
   Loans and leases, net
   of unearned income              25,660,820   400,207,291     8.55%

Interest bearing bank
   balances and federal
   funds sold                         532,295    21,530,916     3.30%

Taxable investment/trading
   securities                       7,365,698   173,088,498     5.67%
Nontaxable investment
   securities                       1,630,282    33,322,137     9.88%TE
                                   ----------   -----------
   Total investment and
      trading securities            8,995,980   206,410,635     6.35%TE

      Total earning assets         35,189,095   628,148,843     7.64%TE

Cash and due from banks                          42,142,380

Other assets, less allowance
   for loan losses                               24,547,697
                                                -----------

      Total assets                              694,838,920
                                                ===========
Interest bearing liabilities:
   Interest bearing demand
   deposit accounts                 2,914,883   172,939,847      2.25%

   Savings accounts                 1,478,694    85,688,402      2.30%

   Time Deposits                    7,660,175   271,945,098      3.76%
                                   ----------   -----------   -------
      Total interest
        bearing deposits           12,053,752   530,573,348      3.03%




[CAPTION]
                                                 1993

                                                AVERAGE
                                   INCOME       BALANCE
                                   OR           SHEET         YIELDS/
                                   EXPENSE      AMOUNTS        RATES
                                   -------      -------       -------
[S]                                [C]          [C]             [C]

      Other costing liabilities        73,119     3,410,986      2.86%
                                   ----------   -----------   -------
      Total interest
         bearing liabilities       12,126,871   533,984,334      3.02%


[S]                                [C]          [C]             [C]
Non-interest bearing sources:
   Non-interest bearing
   deposits                                      87,588,026
   Other liabilities                              6,506,196
   Shareholders' equity                          66,760,364
                                                -----------
     Total liabilities and shareholders'
       equity                                   694,838,920
                                                ===========
                                   [C]                          [C]
      Net interest income/Net
         interest margin           23,062,224                    4.90%TE

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

Available for sale securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $70,644,000 at September 30, 1994, representing 30.84% of the securities portfolio. Other types of assets such as interest bearing deposits in other banks are sources of liquidity. Loans maturing within one year represented 63.71% of the total loans, net of unearned income, for September 30, 1994. On September 30, 1994, there were $367,315,000 in interest earning assets which will mature within one year while
$484,020,000 in interest bearing liabilities will mature or will be repriced within one year, which results in a liability sensitive gap of $116,705 million or 31.77%. Management believes that this range can be effectively managed against interest rate movements while allowing sufficient flexibility to take advantage of opportunities presented by varying interest rate environments. The following table summarizes the Company's gap position at September 30, 1994:

Rate Sensitive Balance Sheet
September 30, 1994
[CAPTION]
                                            (In Thousands)
                                           ONE YEAR    OVER
                              LESS THAN    TO FIVE     FIVE
                              ONE YEAR     YEARS       YEARS       TOTAL
                              ---------    ---------   -----       -----
[S]                           [C]          [C]         [C]       [C]
ASSETS
   Securities                  70,644      125,049      33,409   229,102
   Loans                      296,403      133,122      32,240   461,765
   Interest Bearing Balances
      with Banks                  268                                268
   Other Assets                                         74,087    74,087
                              -------      -------     -------   -------
   Total Assets               367,315      258,171     139,736   765,222
                              =======      =======     =======   =======

LIABILITIES
   Non-Interest Bearing
     Transaction Accounts                              119,992   119,992
   Interest Bearing
      Transaction Accounts    145,469                            145,469
   Money Market and Savings   102,960                            102,960
   Time Deposits
      <100,000                151,953       45,290          45   197,288
   Time Deposits
      >100,000                 46,250        9,947         106    56,303
   Individual Retirement
      Account                  21,419       21,894         372    43,685
   Other Borrowed Funds        15,969        3,728         189    19,886
   Other Liabilities                                     7,821     7,821
   Equity                                               71,818    71,818
                              -------      -------     -------   -------
   Total Liabilities and
      Equity                  484,020       80,859     200,343   765,222
                              =======      =======     =======   =======

   GAP                       (116,705)     177,312     (60,607)       0
   GAP/Assets                  (31.77%)     68.68%       (9.69%)    0.00%
   Cumulative GAP            (116,705)      60,607           0        0
   Cumulative GAP/Assets       (31.77)%      9.69%        0.00%    0.00%


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

Capital Resources

Retained earnings through operations have been the primary source of capital over the past three months. The ratio of shareholders equity to total assets was 9.38% as of September 30, 1994, compared to 9.73% as of December 31, 1993, and 9.61% as of September 30, 1993.

Total shareholders' equity of the Company was $71,818,021 and $69,923,713 for September 30, 1994 and December 31, 1993, respectively. This represented an increase of $1,894,308 or 2.71%. Guidelines define a well capitalized bank as one whose capital to risk-based assets is at least 10%, or 6% Tier
1 capital ratio, and a 5% leverage ratio.

The table below shows the capital ratios of the Company at the dates indicated.
[CAPTION]
                                             (In Thousands)
                                         September 30   December 31
                                             1994        1993
                                           -------     --------
[S]                                        [C]         [C]
Total Tier 1 Capital                     $ 68,187     $ 63,425
Total Tier 2 Capital                        5,729        5,355
                                           ------       ------
   Total Qualifying Capital                73,916       68,780
                                           ======       ======

Risk-weighted assets on balance sheet,
   net of intangibles                      457,431     426,964
Excess allowance for loan losses            (1,976)    ( 1,108)
Risk-weighted off balance sheet exposure       932       1,422
                                           -------     -------
   Total Risk-Weighted Assets Inclusive
      of Off Balance Sheet Exposure and
      Net of Allowance                     456,387     427,278
                                           =======     =======

Tier 1 Capital Ratio                         14.94%      14.84%
Total Capital Ratio                          16.20%      16.10%
Leverage Ratio                                9.02%       9.48%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $28.57 and $27.31 at September 30, 1994 and 1993, respectively. The 1993 amount has been restated for a stock dividend issued in the third quarter of 1994. Cash dividends were raised to $.24 per quarter, up from $.23 per share during the same quarter in 1993.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material proceedings pending at September 30
1994, against the registrant or its subsidiary.


Item 6(b) Reports on Form 8-K - The Company did not file Form 8-K in the quarter ending September 30, 1994.

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




                                           THE PEOPLES HOLDING COMPANY
                                           ---------------------------
                                           Registrant



                                           ---------------------------
DATE:  November 14, 1994                   John W. Smith
                                           President, Chief Executive
                                           and Financial Officer

                                           ---------------------------
DATE:  November 14, 1994                   E. W. Conwill
                                           Vice President