Form 10-K
PEOPLES HOLDING CO
filed 1995-03-31
CIK 715072

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

                For fiscal year ended December 31, 1994
                    Commission file number 0-12154

                        THE PEOPLES HOLDING COMPANY
        ------------------------------------------------------
(Exact name of registrant as specified in its charter)

                Mississippi                        64-0676974
      -------------------------------         -----------------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        identification No.)

             209 Troy Street
           Tupelo, Mississippi                      38802-0709
     ------------------------------               -------------
     (Address of principal offices)                (Zip Code)

            Registrant's Telephone Number:  (601) 680-1001

   Securities registered pursuant to Section 12(b) of the Act:  None
      Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $5.00 Par Value
                  ------------------------------
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES__X___NO_____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995 was approximately $91,167,650.

On March 1, 1995, there were 2,604,760 shares of common stock outstanding.
                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Shareholders' Report are incorporated by reference into Part I and II of this report.

Portions of annual Proxy Statement dated March 17, 1995, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                             Page 1 of 80
                       Exhibit Index on Page 19

                      THE PEOPLES HOLDING COMPANY

                               FORM 10-K

                 For the year ended December 31, 1994

                               CONTENTS

PART I

     Item 1.  Business.............................................3
     Item 2.  Properties..........................................14
     Item 3.  Legal Proceedings...................................14
     Item 4.  Submission of Matters to a Vote of Security Holders.14

PART II

     Item 5.  Market for Registrant's Common Stock
              and Related Stockholder Matters.....................14
     Item 6.  Selected Financial Data.............................15
     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......15
     Item 8.  Financial Statements and Supplementary Data.........15
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................15

PART III

     Item 10. Directors and Executive Officers of the Registrant..15
     Item 11. Executive Compensation..............................16
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management......................................16
     Item 13. Certain Relationships and Related Transactions......16

PART IV.

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.................................16

                                PART I

ITEM 1. BUSINESS

General

     The Peoples Holding Company (the ("Registrant" or "Company"), was organized under the laws of the State of Mississippi and incorporated on November 10, 1982, in order to acquire all of the common stock of The Peoples Bank and Trust Company, Tupelo, Mississippi (the "Bank").

Organization

     The Registrant commenced business on July 1, 1983 and the acquisition of the Bank was also consummated at that time. All of the Registrant's banking activities are conducted through its subsidiary, which on December 31, 1994, had 42 banking offices in Tupelo, Aberdeen, Amory, Batesville, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Jumpertown, Louisville, New Albany, Okolona, Plantersville, Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, West Point, and Winona, Mississippi. All branches are located within a 100 mile radius of Tupelo, Mississippi.

     The Board of Directors of the Registrant are also members of the Board of Directors of the Bank. Responsibility for the management of the Bank and its branches remains with the Board of Directors and Officers of the Bank; however, management services rendered to the Bank by the Registrant are intended to supplement the internal management of the Bank and expand the scope of banking services normally offered by them.

     The Bank, which is the Registrant's sole subsidiary, was established in February 1904, as a state banking association. It is insured by the Federal Deposit Insurance Corporation.

     As a commercial bank, a complete range of banking services is provided to individuals and small-to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, as well as safe deposit and night depository facilities. In addition to a wide variety of fiduciary services, the Bank administers (as trustee or in other fiduciary or representative capacities) pension, profit-sharing and other employee benefit plans and personal trusts and estates. Neither the Registrant nor the Bank has any foreign activities. The Bank also offers to its customers the VISA and MasterCard credit cards.

Competition

     Vigorous competition exists in all major areas where the Registrant and its subsidiary are engaged in business. Not only does the Registrant compete, through its subsidiary bank, with state and national banks in its service areas but also with savings and loan associations, credit unions, and finance companies for available loans and depository accounts.

     In the following paragraph reference is made to the Registrant's competitive position as measured in terms of total deposits and total assets on December 31, 1994. Any such reference is used solely as a method of placing the competition in perspective as of that particular date. Due to the intense local competition, the Registrant makes no representation that its competitive position has remained constant, nor can it be predict whether its position will change in the future.

     On December 31, 1994, the Registrant and its subsidiary had total assets of $787,066,488 and, as such, ranked sixth in Mississippi. The Registrant receives a large part of its competition from the Bank of Mississippi, the Tupelo branch operation of Deposit Guaranty National Bank and Sunburst Bank, recently purchased by Union Planters Bank of Memphis, TN. On December 31, 1994, the Bank of Mississippi, Deposit Guaranty Bank, and Sunburt Bank of Mississippi had total assets of $2,113,000,000, $5,130,897,000, and $2,011,415,000, respectively.

     The Bank also receives competition from several locally owned banks in several of the towns it serves. The National Bank of Commerce of Mississippi, Starkville, Mississippi has branch banks in Amory and Aberdeen which are in competition with the Bank's branches in those towns.

Supervision and Regulation

     The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board"). The Registrant is required to file with the Board an annual report and such other information as the board may require. The Board may also make examinations of the Registrant and its subsidiary pursuant to the Act. The Board also has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt.

     The Act requires every bank holding company to obtain prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned by the Registrant. The Act provides that the Board shall not approve any acquisition, merger or consolidation which would result in monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize or attempt to monopolize the business of banking, or any other transaction the effect of which might substantially lessen competition, or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

     The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception is for engaging in or acquiring shares of a company whose activities are found by the Board to be so closely related to banking or managing banks as to be a proper incident thereto. In making such determinations the Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency of resources, versus the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

     The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located.

     The Registrant and its subsidiary are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the bank holding company or its subsidiary, on investments in the stock or other securities of the bank holding company or its subsidiary, and on taking such stock or other securities as collateral for loans of any borrower.

     The Bank was chartered under the laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Department of Banking and Consumer Finance of the State of Mississippi. The Bank is also insured by the Federal Deposit Insurance Corporation and is subject to examination and review by that regulatory authority.

     Mississippi banks are permitted to merge with other existing banks statewide and to acquire or be acquired by banks or bank holding companies of a state within a region consisting of Alabama, Arkansas, Florida, Kentucky, Louisiana, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia, provided, however, that the state of an acquired bank has to have reciprocal legislation which would allow banks or bank holding companies in that state to acquire or be acquired by banks or bank holding companies in Mississippi.

     Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earnings retained in the current year plus retained net profits.

     Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 1994, the maximum amount available for transfer from the Bank to the Company in the form of loans was 11% of consolidated net assets.

     Mississippi laws authorize one bank holding companies but there are no statutes regulating the operation of such companies.

Monetary Policy and Economic Controls

     The earnings and growth of the banking industry, the Bank and, to a larger extent, the Registrant, are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U. S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These instruments are used in varying degrees to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

     The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. In view of changing conditions in the national economy and in the various money markets as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, the effect on future business and earnings of the Registrant and its subsidiary cannot be predicted with accuracy.

     In the past few years, the trend seems to be toward competitive equality within the financial services industry. This was evidenced in 1980 by the formation of the Depository Institution Deregulation Committee (the "DIDC"). The DIDC's sole purpose was to eliminate the restrictions imposed upon the rates of interest a depository institution could pay on a deposit account. The trend was again evidenced in 1982 with the passage of the Garn-St. German Depository Institutions Act. This act provided for, among other things, the money market account. This account was designed to operate in a manner similar to the money market mutual funds being offered by the stock and similar to the money market mutual funds being offered by the stock and investment brokers. It would earn a market rate of interest, with limited third-part withdrawals and a minimum balance requirement.

Source and Availability of Funds

     The funds essential to the business of the Registrant and its subsidiary consist primarily of funds derived from deposits and borrowings of Federal funds by the banking subsidiary, and from loans under established lines of credit. The availability of such funds is primarily dependent upon the economic policies of the Federal government, the economy in general and the general credit market for loans.


Personnel

     At December 31, 1994, the Registrant and its subsidiary employed approximately 569 persons--504 on a full-time basis and 65 on a part-time basis.


Dependence Upon a Single Customer

     Neither the Registrant nor its subsidiary is dependent upon a single customer or upon a limited number of customers.


Line of Business

     The Registrant operates in the field of finance, and its activities are solely in commercial banking. The Registrant has derived substantially all of its consolidated total operating income from the commercial banking business of its subsidiary bank.

Acquisition of Certain Assets and Liabilities

     In the past several years, the Bank has acquired several banks and continues to examine other possible candidates for acquisition by cash or stock or a combination of both. Effective December 31, 1994, the Registrant merged with New South Capital Corporation (NSCC) and its wholly-owned subsidiary, New South Bank, of Batesville, Mississippi, in a transaction accounted for as a pooling-of-interests. The accompanying financial statements for the periods prior to the acquisition have been restated to reflect the accounts and operations of the pooled company.


Executive Officers of The Registrant

     The principal executive officer of the Company and its subsidiary as of December 31, 1994, is as follows:
[CAPTION]
     Name                     Age                 Position and Office
[S]                            [C]             [C]
John W. Smith                  59              Director and Executive
                                               Vice President of the
                                               Company from July 1983 to
                                               August 1993 and Director,
                                               President and CEO of the
                                               Company since July, 1993.
                                               Director and Executive
                                               Vice President of the
                                               Bank from 1978 until July
                                               1993. Director, President
                                               and CEO since July 1993.


     Mr. Smith has been employed by the Registrant or its subsidiary in a management position for the last six (6) years. All of the Registrant's officers are appointed annually by the appropriate Board of Directors to serve as the discretion of the Board.

     The following table sets forth for The Peoples Holding Company, as of December 31 for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates.

                                       1994 COMPARED TO 1993
                              INCREASE       (DECREASE)     DUE TO (1)
                               VOLUME           RATE           NET
                              --------      -----------    -----------
                                           (In Thousands)
Interest earned on:
Loans and leases, net
  unearned income:            $ 3,568        $   600        $ 4,168
U. S. Government
  securities and agencies       1,214         (  306)           908
Obligations of state and
  political subdivisions          697         (  381)           316
Mortgage-backed securities     (  391)        (  290)        (  681)
Other Securities                   73         (   44)            29
Interest bearing
  balances with banks
  and federal funds sold       (  237)           127         (  110)
                              --------       ---------      --------
Total interest earning
  assets                      $ 4,924        $(  294)       $ 4,630
                              --------       ---------      --------
Interest paid on:
Interest bearing demand
  deposits                    $(  208)       $    73        $(  135)
Savings accounts                  376          ( 590)        (  214)
Time deposits                     881          1,118          1,999
Other interest costing
  liabilities                     166            110            276
                              --------       ---------      --------
Total interest bearing
  liabilities                 $ 1,215        $   711        $ 1,926
                              --------       ---------      --------
Change in net interest
  income                      $ 3,709        $(1,005)       $ 2,704
                              =======        ========       ========


(1) Rounding differences have been allocated on a pro-rated basis using the absolute ratio value of amounts calculated.






                                       1993 COMPARED TO 1992
                              INCREASE     (DECREASE)     DUE TO (1)
                               VOLUME         RATE           NET
                              --------     ----------     ---------
                                           (In Thousands)
Interest earned on:
Loans and leases, net of
  unearned income:            $ 1,122      $(3,571)       $(2,449)
U. S. government
  securities and agencies         283       (1,078)        (  795)
Obligations of state and
  political subdivisions           39       (  115)        (   76)
Mortgage-backed securities      1,442       (  528)           913
Other Securities               (  316)          98         (  218)
Interest bearing
  balances with banks and
  federal funds sold           (   55)      (  152)        (  207)
                              --------     --------       --------
Total interest earning
  assets                      $ 2,515      $(5,347)       $(2,832)
                              --------     --------       --------
Interest paid on:
Interest bearing demand
  deposits                    $   380      $(1,181)       $(  801)
Savings accounts                  445       (  998)        (  553)

Time deposits                  (   87)      (2,243)        (2,330)
Other interest costing
  liabilities                      13       (   42)        (   29)
                              --------     --------       --------
Total interest bearing
  liabilities                 $   751      $(4,464)       $(3,713)
                              --------     --------       --------
Change in net interest
  income                      $ 1,764      $(  883)       $   881
                              ========     ========       ========

(1) Rounding differences have been allocated on a pro-rated basis using the absolute ratio value of amounts calculated.

                         INVESTMENT PORTFOLIO


     The following table sets forth the amortized cost of securities at the dates indicated:

[CAPTION]
                                         December 31
                                1994         1993           1992
                              --------     --------       --------
                                      (In Thousands)
[S]                          [C]           [C]            [C]
U. S. Treasury and other
  U. S. Government agencies
  and corporations            $124,463     $118,630       $113,978
Obligations of state and
  political subdivisions        45,756       42,908         35,022
Other securities                48,124       70,204         44,524
                              --------     --------       --------
                              $218,343     $231,742       $193,524
                              ========     ========       ========

     The following table sets forth the maturity distribution of securities at December 31, 1994

[CAPTION]
                               After One    After Five
                     Within    But Within   But Within       After
                    One Year   Five Years   Ten Years      Ten Years
                    --------   ---------    ---------      --------
                                     (In Thousands)
[S]                 [C]        [C]          [C]            [C]
U. S. Treasury and
  other U. S.
  Government
  agencies and
  corporations      $51,017    $ 71,375     $ 2,070        $
Obligations of
  states and
  political
  subdivisions        2,730      11,918      20,474         10,634
Other securities      6,810      29,851      11,464

   Total            $60,557    $113,144     $33,454        $33,008



The maturity of mortgage-backed securities, included as other securities, reflects scheduled repayments when the payment is due.

     The following table sets forth the weighted average yields of securities, by maturity at December 31, 1994.
[CAPTION]

                               After One    After Five
                     Within    But Within   But Within       After
                    One Year   Five Years   Ten Years      Ten Years
                    ------------------------------------------------
                                     (In Thousands)
[S]                 [C]        [C]           [C]             [C]
U. S. Treasury and
  other U. S.
  Government
  agencies and
  corporations      5.02%      5.57%         7.20%

Obligations of
  states and
  political
  subdivisions      8.13%      8.37%         7.62%           8.14%

Other securities    6.19%      6.02%         8.11%



     Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a 34% tax rate.



     The following table sets forth loans (excluding real estate mortgage loans and consumer loans) outstanding as of December 31, 1994, which, based on remaining scheduled repayments of principal, are due in the periods indicated; also, amounts due after one year are classified according to their sensitivity to change interest rates.

[CAPTION]
                                     Loans Maturing
                               After One    After
                     Within    But Within   Five
                    One Year   Five Years   Years          Total
                    -----------------------------------------------
                                   (In Thousands)
[S]                 [C]        [C]          [C]            [C]
Commercial,
  financial and
  agricultural      $ 62,370   $ 26,052     $ 7,499        $ 95,921
Real estate-
  construction        16,202      1,077         910          18,189
                    ------------------------------------------------

                    $ 78,572   $ 27,129     $ 8,409        $114,110
                    ================================================

[CAPTION]
                                       Interest Sensitivity
                               ------------------------------------
                               Fixed                       Variable
                               Rate                          Rate
                               ---------                   ---------
                                         (In Thousands)
[S]                            [C]                         [C]
Due after 1 but within 5
  years                        $ 18,632                    $  8,497
Due after 5 years                 3,951                       4,458
                               ---------                   ---------

                               $ 22,583                    $ 12,955
                               =========                   =========


Allowance for Loan Losses

     Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower or trading couterparty default. The Company's credit risk is monitored and managed by a Loan Committee and a Loss Management Committee. Credit quality and policies are major concerns of these committees. The Company tries to maintain diversification within its loan portfolio in order to minimize the effect of economic conditions within a particular industry. The Bank has limited the amount of loans relating to agricultural and speculative construction to minimize risk.

     The allowance for loan losses is available to absorb potential credit losses from the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for potential losses. The analysis includes the consideration of such factors as the risk rating of individual credits, the size and diversity of the loan portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, the regulators, and the Company's independent accounting firm. If the allowance is deemed inadequate, management sets aside additional reserves by increasing the charges against income.

[CAPTION]
     The anticipated charge-offs by loan category during 1995 include:

                                                       In Thousands
     [S]                                                   [C]
     Commercial, financial and agricultural                $  249
     Real estate - construction                                47
     Real estate - mortgage                                   658
     Consumer                                                 375
                                                           ------
     TOTAL                                                 $1,329
                                                           ======

ITEM 2.  PROPERTIES

     The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. In addition, the Bank operated thirty (30) full-service branches, and twelve (12) limited-service branches all of which are located within a 100 mile radius of Tupelo, Mississippi. The Bank has two (2) full-service branches in Southaven; one (1) full-service branch and two (2) limited-service branches in Booneville, one (1) full-service branch and one (1) limited-service branch in Amory, Corinth, Pontotoc, Grenada, Water Valley, and West Point, one (1) full-service branch each at Aberdeen, Batesville, Calhoun City, Coffeeville, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Saltillo, Sardis, Shannon, Verona, and Winona, Mississippi, one
(1) limited-service branch each at Jumpertown, Plantersville, and Smithville, Mississippi and six (6) full-service branches and one (1) limited-service branch in Tupelo, Mississippi.

     The Registrant leases, on a long-term basis, five branch locations for use in conducting banking activities. The aggregate annual rental for all leased premises during the year ending December 31, 1994, did not exceed five percent of the Bank's operating expenses.

     It is anticipated that in the next five years, branch renovations and construction will be completed at Aberdeen, Grenada, and a new location west of Tupelo, Mississippi. Also, in 1995, an operations center will be completed in Tupelo to centralize operations and improve efficiency. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.


ITEM 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings pending or threatened at December 31, 1994, which in the opinion of the Company could have a material adverse effect upon the Company's business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1994.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The information under the captions "Market Value of Stock by Quarters" on page 28 of the Registrant's 1994 Annual Report is incorporated herein by reference.

     At March 1, 1995, the total number of holders of the Company's common stock was 2,270.

     The Registrant's common stock trades on the Nasdaq Stock Market under the symbol PHCO.


ITEM 6.  SELECTED FINANCIAL DATA

     The information under the caption "Selected Financial Information" on Page 27 of the Registrant's 1994 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 29 through 41 of the Registrant's 1994 Annual Report are incorporated herein in reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements are included on pages 8 through 26 of the Registrant's 1994 Annual Report and are incorporated herein by reference.

     The information on Page 25 of the Registrant's 1994 Annual report reflecting unaudited quarterly results of operations is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and nominees of the Registrant appear under "Election of Directors" on Pages 3 through 4 of the Company's definitive Proxy
Statement, dated March 17, 1995, which is incorporated herein by reference.

     Information concerning executive officers of the Registrant and its subsidiary appears on Page 6 of the Proxy Statement under the caption "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under "Summary Compensation Table-Annual Compensation" on Pages 6 through 10 of the Company's definitive Proxy Statement, dated March 17, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information appearing under "Principal Holders of Voting
Security" on Page 2 of the Company's definitive Proxy Statement, dated March 17, 1995, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under "Transaction with Management: on Page 10 of the Company's definitive Proxy Statement, dated March 17, 1995, is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

              (3) Listing of Exhibits:
                  (3) Articles of Incorporation and Bylaws of
                      the Registrant are incorporated herein by reference to exhibits filed with the Registration Statement on Form S-14,
                      File No. 2-21776.

                 (11) Statement re:  Computation of per share
                      earnings

                 (13) Annual Report to Shareholders for the
                      year ended December 31, 1994

                 (23) Consent of Independent Auditors

                 (27) Financial Data Schedule

                 (28) Proxy Statement of the Registrant for
                      the Annual Meeting of Shareholders
                      dated March 17, 1995

                  (b) No Form 8-K was filed during the quarter ended
                      December 31, 1994.

                  (c) Exhibits -- The response to this portion of Item
                      14 is submitted as a separate section of this report.

                  (d) Financial Statement Schedules -- None.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PEOPLES HOLDING COMPANY

DATED:  March 14, 1995             By /s/ John W. Smith
                                  ----------------------------------
                                   John W. Smith, President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

John W. Smith
  President and Director
  (Chief Executive Officer,
  Principal Financial Officer and
  Principal Accounting Officer)      /s/ John W. Smith

Robert C. Leake
  Chairman of the Board and
  Director                           /s/ Robert C. Leake

William M. Beasley, Director         /s/ William M. Beasley

George H. Booth, II, Director        /s/ George H. Booth, II

Walter L. Bourland, M. D.,
  Director                           /s/ Walter L. Bourland, M.D.

Frank B. Brooks, Director            /s/ Frank B. Brooks

A. M. Edwards, Jr., Director         /s/ A. M. Edwards, Jr.

Eugene B. Gifford, Jr.,
  Director                           /s/ Eugene B. Gifford, Jr.

David P. Searcy, Director            /s/ David P. Searcy

Jimmy S. Threldkeld, Director        /s/ Jimmy S. Threldkeld

Leonard W. Walden, Director          /s/ Leonard W. Walden

J. Heywood Washburn, Director        /s/ J. Heywood Washburn

Robert H. Weaver, Director           /s/ Robert H. Weaver

J. Larry Young, Director             /s/ J. Larry Young

                           INDEX TO EXHIBITS


Exhibit
Number                         Description                       Page

  11                Statement Re:  Computation of                 24
                    Per Share Earnings

  13                Annual Report to Shareholders                 26

  23                Consent of Independent Auditors               25

  27                Financial Data Schedules

                      ANNUAL REPORT ON FORM 10-K

                 ITEM 14 (a) (1) AND (2), (c) AND (d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     YEAR ENDED DECEMBER 31, 1994

              THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

                          TUPELO, MISSISSIPPI

Form 10-K--Item 14 (a) (1) and (2)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENT AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8.

     Report of Independent Auditors

     Consolidated Balance Sheets--December 31, 1994 and 1993

     Consolidated Statements of Income--Years ended
     December 31, 1994, 1993, and 1992

     Consolidated Statements of Shareholders' Equity--Years ended
     December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flow--Years ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements--December 31, 1994

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.