Form 10-Q
period 1995-03-31
PEOPLES HOLDING CO
filed 1995-05-11
CIK 715072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1995
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

Common stock, $5 Par Value, 2,604,760 shares outstanding
                 as of April 26, 1995

           THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                              INDEX

PART 1.  FINANCIAL INFORMATION                                  PAGE

     Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               March 31, 1995 and December 31, 1994...............3
          Consolidated Statements of Income - Three Months
               Ended March 31, 1995 and 1994......................5
          Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1995 and 1994.........7
          Notes to Consolidated Financial Statements..............9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..................................14

     Item 6.(b) Reports on Form 8-K..............................14

     Signatures..................................................15

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
[CAPTION]
                                               MARCH 31     DECEMBER 31
                                                 1995          1994
                                             ____________   ___________
                                              (Unaudited)    (Note 1)
[C]                                        [S]            [S]
Assets
   Cash and due from banks                 $  40,492,947  $  45,123,177
   Federal funds sold                         19,000,000        150,000
                                             -----------    -----------
     Cash and Cash Equivalents                59,492,947     45,273,177

   Interest bearing balances with banks        3,164,087        188,549
   Securities (Market value- $203,208,622
     and $212,169,487 at March 31, 1995
     and December 31, 1994, respectively)    203,376,122    212,994,410
   Loans                                     522,774,461    511,212,203
      Unearned Income                       ( 12,946,146)  ( 12,010,336)
      Allowance for loan losses             (  8,541,058)  (  8,182,801)
                                             -----------    -----------
         Net Loans                           501,287,257    491,019,066
   Premises and equipment                     17,110,925     16,780,966
   Other assets                               21,388,500     20,810,320
                                             ___________    ___________
         Total Assets                      $ 805,819,838  $ 787,066,488
                                             ===========    ===========

Liabilities and Shareholders' Equity
  Liabilities
   Deposits:
      Non-interest bearing                   114,604,959    118,711,872
      Interest bearing                       598,095,072    577,567,837
                                             -----------    -----------
         Total Deposits                      712,700,031    696,279,709
   Treasury tax and loan note account          2,011,836      3,115,183
   Notes and debentures payable                4,337,714      4,650,488
   Other liabilities                           9,583,113      9,281,726
                                             -----------    -----------
         Total Liabilities                 $ 728,632,694  $ 713,327,106

  Shareholders' Equity
   Common Stock, $5 par value-
     4,200,000 shares authorized
     2,604,760 shares issued and
     outstanding at March 31, 1995
     and December 31, 1994, respectively      13,023,800     13,023,800
   Capital surplus                            39,875,796     29,875,796
   Unrealized losses on securities,
     net of tax                               (1,339,467)   (3,529,765)
  Retained earnings                           25,627,015     34,369,551

                                             -----------    -----------
         Total Shareholders' Equity           77,187,144     73,739,382
                                             -----------    -----------
         Total Liabilities and
           Shareholders' Equity            $ 805,819,838  $ 787,066,488
                                             ===========    ===========































See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                           THREE MONTHS ENDED MARCH 31
                                                1995            1994
                                                ----            ----
                                                   (Unaudited)
[C]                                        [S]            [S]
Interest Income
   Loans                                   $ 11,542,108   $  8,886,430
   Balances with banks                           26,203         22,976
   Federal funds sold                           135,271        184,090
   Securities:
      Taxable                                 2,334,021      2,377,163
      Tax-exempt                                674,900        640,833
                                             ----------     ----------
         Total interest income               14,712,503     12,111,492

Interest Expense
   Time deposits of
      $100,000 or more                          705,372        532,910
   Other deposits                             4,797,117      3,793,083
   Borrowings                                   103,655         70,045
                                             ----------     ----------
         Total interest expense               5,606,144      4,396,038
                                             ----------     ----------
         Net interest income                  9,106,359      7,715,454
Provision for loan losses                       600,000        500,229
                                             ----------     ----------
         Net interest income after
         provision for loan losses            8,506,359      7,215,225

Non-interest income
   Service charges on deposit accounts        1,482,839      1,345,036
   Fees and commissions                         335,444        405,127
   Trust department                             130,500        114,420
   Securities gains(losses)                    (374,423)        52,569
   Other                                        457,231        584,030
                                             ----------     ----------
         Total non-interest income            2,031,591      2,501,182

Non-interest expenses
   Salaries and employee benefits             4,269,779      3,930,680
   Net occupancy                                526,897        513,044
   Equipment                                    337,720        281,254
   Other                                      2,757,346      2,566,374
                                             ----------     ----------
         Total non-interest expenses          7,891,742      7,291,352
                                            -----------    -----------

Income before income taxes                    2,646,208      2,425,055
Income taxes                                    758,101        425,103
                                             ----------     ----------
         Net income                        $  1,888,107   $  1,999,952
                                             ==========     ==========



                                             1995               1994
                                             ----               ----

Earnings per share:
   Weighted average shares outstanding     2,604,760        2,604,760
                                           =========        =========

   Net income                            $ 1,888,107      $ 1,999,952
                                           =========        =========

   Earnings per share                            $ .72          $ .77
                                                ====             ====

Cash dividend per share                        $ .24            $ .23
                                                ====             ====


Cash dividend per share is based on actual amounts declared.





















See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]
                                           THREE MONTHS ENDED MARCH 31

                                              1995           1994
                                              ----           ----
                                                  (Unaudited)
[C]                                      [S]            [S]
Operating Activities
   Net Income                            $  1,888,107   $  1,999,952
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Provision for loan losses                  600,000        500,229
   Provision for depreciation and
      amortization                            455,067        421,428
   Net amortization (accretion) of
      securities premiums/discounts         2,240,233        595,354
   Loss(gain) on sales/calls of securities    374,423         (2,791)
   Increase (decrease) in other liabilities   295,886       (943,765)
   Deferred income tax                       (697,734)      (228,703)
   Loss (gain) on sales of
      premises and equipment                    6,420           (653)
   Increase in other assets                  (894,079)      (319,479)
                                          ------------   ------------
      Net Cash Provided by Operating
         Activities                         4,268,323      2,021,572

Investment Activities
   Net increase in balances with
      other banks                          (2,975,538)      (197,474)
   Proceeds from maturities/calls of
      securities held-to-maturity             170,791
   Proceeds from maturities/calls of
      securities available-for-sale        14,264,636     24,310,185
   Proceeds from sales of
      securities available-for-sale        15,496,231
   Purchases of securities
      held-to-maturity                     (1,935,056)
   Purchases of securities
      available-for-sale                  (17,674,336)   (41,043,551)
   Net increase in loans                  (11,124,542)    (7,872,561)
   Proceeds from sale of premises
      and equipment                           107,945          1,314
   Purchases of premises and equipment       (757,743)      (460,317)
                                          -----------     ----------
      Net Cash Used in Investment
         Activities                        (4,427,612)   (25,262,404)

[CAPTION]

                                              1995           1994
                                              ----           ----
[C]                                        [S]            [S]
Financing Activities
   Net increase (decrease) in
      demand and savings deposits          (7,356,581)    35,799,726
   Net increase (decrease) in time
      deposits                             23,776,903     (1,006,365)
   Net decrease in short-term
      borrowed funds                       (1,103,347)      (874,393)
   Increase (decrease) in long-term debt     (312,774)     5,013,781
   Cash dividends paid                       (625,142)      (556,101)
                                         ------------    -----------
      Net Cash Provided by Financing
         Activities                        14,379,059     38,376,648
                                         ------------    -----------
      Increase in Cash
         and Cash Equivalents              14,219,770     15,135,816

   Cash and Cash Equivalents at
      beginning of period                  45,273,177     44,258,382
                                          -----------    -----------
   Cash and Cash Equivalents at
      end of period                     $  59,492,947  $  59,394,198
                                          ===========    ===========
   Non-cash transactions:

   Transfer of loans to other real
      estate                            $     256,351  $      70,200
















See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 1995


Note 1 Basis of Presentation

The consolidated balance sheet at December 31, 1994, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Registrant's annual report for the year ended December 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note 2 Changes in Accounting Methods

Effective January 1, 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under the new standards, the allowance for credit losses related to loans that are identified as impaired are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The adoption of the new rules has resulted in an immaterial effect on the Company's financial condition and results of operations.


Note 3  Securities


Securities consist of the following:
[CAPTION]
                           March 31, 1995            December 31, 1994
                       ---------------------     -----------------------
                      Amortized    Estimated     Amortized    Estimated
                        Cost      Market Value        Cost     Market Value
                     -----------   -----------    -----------  ------------
[C]                 [S]           [S]            [S]           [S]

Available-for-sale  $156,167,653  $154,138,158   $172,586,341  $167,238,212
Held-to-maturity      49,237,964    49,070,464     45,756,198    44,931,275

Note 4 Income Taxes

Federal income taxes payable (receivable) were as follows:
[C]                     [S]
Current                 $  1,563,890
Deferred                  (3,429,108)
                          -----------
                        $ (1,865,218)
                          ===========

The components of income tax expense (credits) are presented below:
[C]                     [S]
Current                 $    464,112
Deferred                     293,989
                           ---------
                        $    758,101
                           =========

The reconciliation of income tax attributable to continuing operations computed at the United States federal statutory tax rates to income tax expense is:
[C]                                                      [S]
Tax at United States statutory rate                      $  899,711
Add (deduct) effect of:
  Tax-exempt interest income                              ( 227,401)
  Amortization of intangible assets                          13,323
  Dividends received deduction                            (   8,501)
  Other items-net                                            80,969
                                                          ----------
                                                         $  758,101
                                                          ==========


Deferred tax assets resulted largely from temporary differences arising from loan loss provision and effect of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Historically, the Company has produced taxable income which can fully utilize the deferred tax asset.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Financial Condition

Total assets of The Peoples Holding Company grew from $787,066,488 on December 31, 1994, to $805,819,838 on March 31, 1995, or 2.38% for the
three month period. Loans, less unearned income, increased $10,626,448 or 2.13%. Securities decreased from $212,994,410 on December 31, 1994, to $203,376,122 on March 31, 1995, due to management's decision to fund increased loan demands.

Total deposits for the first three months of 1995 grew from $696,279,709 on December 31, 1994 to $712,700,031 on March 31, 1995, or an increase of 2.36%, with the majority of growth in certificates of deposit.

The equity capital to total assets ratio was 9.57% and 9.37% for March 31, 1995 and December 31, 1994, respectively.


Results of Operations-Quarter Ended March 31, 1995 compared to 1994

The Company's net income for the first quarter of 1995 was $1,888,107 compared to $1,999,952 from the first quarter of 1994. The decrease in net income for 1995 compared to 1994 is primarily due to security losses incurred based on management's decision to reinvest funds in securities which will yield a higher rate of return for the remainder of 1995 and beyond. The annualized returns on average assets for the first quarter of 1995 and 1994 were .96% and 1.07%, respectively.

Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and related liabilities. The net interest revenue was $14,712,503 and $12,111,492 for first quarter of 1995 and 1994, respectively. Earning assets averaged $727.9 million for first quarter of 1995 compared to $697.7 million for the same period in 1994.
The net interest margin was 5.24% and 4.66% for the first quarter of 1995 and 1994, respectively.

The provision for credit losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, regulators, and the Company's independent accounting firm. The provision for credit losses totalled $600,000 and $500,229 for the first quarter of 1995 and 1994, respectively. The allowance for credit losses as a percent of loans outstanding was 1.68% and 1.54% for the quarter ended March 31, 1995 and 1994, respectively. Net charge-offs to average loans remain below .05% for both years.


Non-interest income, excluding security gains and losses was $2,406,014 for 1995 compared to $2,448,613 for 1994, or a decrease of $42,599. Service charges were up $137,803, fees and commissions were down $69,683, and other income was down $126,799. Other income in 1994 included $165,388 in life insurance proceeds the Company received as a beneficiary of a life insurance policy.


Non-interest expenses were $7,891,742 for 1995 compared to $7,291,352 for 1994, or an increase of 8.2%. The components of other expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income tax expense was $758,101 for 1995 compared to $425,103 for 1994. The Company continues to invest in assets whose earnings are given favorable tax treatment; and in first quarter of 1994, the Company was the beneficiary of a life insurance policy of a key executive, that was given favorable tax treatment.


Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is the key to assuring liquidity. The Company has worked toward lowering its dependence on other public funds. This has added more stability to the Company's core deposit base reducing the dependence on highly liquid assets.

Approximately 91% of the Company's deposits are composed of accounts with balances less than $100,000. When evaluating the movement of these funds even during large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs.

Other sources available for meeting the Company's liquidity needs include the securities portfolio. The portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs.

Repayments and maturities of loans provide a substantial source of liquidity. The Company has approximately 63% of the loans maturing within the next twelve months.

Capital Resources

The Company is required to comply with the risk-based capital requirements of the Federal Reserve Board, the FDIC and the OCC. These requirements apply a variety of weighing factors which vary according to the level of risk associated with the particular assets. The Company met the guidelines for a well capitalized bank for March 31, 1995, and December 31, 1994. The table below shows the capital ratios of the Company at the dates indicated:

[CAPTION]
                               March 31       December 31       Well-
                                 1995            1994        Capitalized
                               ---------      -----------    -----------
 [C]                             [S]             [S]         [S]
 Tier 1 Risk-Based Capital       14.53%          14.86%      6% or above

 Total Risk-Based Capital        15.78%          16.12%      10% or above

 Leverage Ratio                   9.19%           9.22%      5% or above


Retained earnings through operations have been the primary source of capital over the past three months. The ratio of shareholders equity to total assets was 9.57% as of March 31, 1995, compared to 9.37% as of December 31, 1994. Total shareholders' equity of the Company was $77,187,144 and $73,733,881 for March 31, 1995 and December 31, 1994,
respectively.  This represented an increase of $3,453,263 or 4.68%.

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $29.63 and $28.31 at March 31, 1995 and December 31, 1994, respectively. Cash dividends paid during the quarter were $.24 per share compared to $.22 per share during the same quarter in 1994.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings

              There were no material proceedings pending at March 31 1995, against the registrant or its subsidiary.

   Item 6(b)  Reports on Form 8-K

              The Company filed a Form 8-K on January 11, 1995, stating that on December 31, 1994, The Peoples Holding Company merged with New South Capital Corporation and its wholly owned subsidiary New South Bank located in Batesville, Mississippi in an acquisition accounted for as a pooling-of-interests. Upon completion of the acquisition, the bank's assets increased from approximately $765 million to $785 million.

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




                               THE PEOPLES HOLDING COMPANY
                               ---------------------------
                                      Registrant



DATE:  May 3, 1995                 /s/  John W. Smith
                               ---------------------------
                                   John W. Smith
                                   President & Chief Executive Officer