Form 10-Q
period 1995-06-30
PEOPLES HOLDING CO
filed 1995-08-16
CIK 715072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1995
                 Commission File Number 0-12154

                   THE PEOPLES HOLDING COMPANY
     -------------------------------------------------------
   (Exact name of the registrant as specified in its charter)

       MISSISSIPPI                    64-0676974
------------------------   --------------------------------------
(State of Incorporation)  (I.R.S. Employer Identification Number)

   209 Troy Street, P. O. Box 709, Tupelo, Mississippi  38801
   ----------------------------------------------------------
            (Address of principal executive offices)

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

Common stock, $5 Par Value, 2,604,760 shares outstanding
                 as of July 12, 1995

                   THE PEOPLES HOLDING COMPANY
                              INDEX

PART 1.  FINANCIAL INFORMATION                                  PAGE

     Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               June 30, 1995 and December 31, 1994...............3
          Consolidated Statements of Income - Six Months
               Ended June 30, 1995 and 1994......................5
          Consolidated Statements of Income - Three Months
               Ended June 30, 1995 and 1994......................7
          Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1995 and 1994...........9
          Notes to Consolidated Financial Statements............11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.................................17

     Item 4.  Submission of matters to a vote of shareholders...17

     Item 6.(b) Reports on Form 8-K.............................17

     Signatures.................................................18

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
[CAPTION]
                                               JUNE 30      DECEMBER 31
                                                 1995          1994
                                             ____________   ___________
                                              (Unaudited)    (Note 1)
[S]                                          [C]            [C]
Assets
   Cash and due from banks                 $  42,999,491  $  45,123,177
   Federal Funds Sold                         10,000,000        150,000
                                             -----------    -----------
                                              52,999,491     45,273,177

   Interest bearing balances with banks        3,059,744        188,549
   Securities (Market value-
   $212,421,901 and $212,169,487 at
   June 30, 1995 and December 31, 1994)      211,628,435    212,994,410
   Loans                                     538,092,405    511,212,203
      Unearned Income                       ( 13,046,637)  ( 12,010,336)
      Allowance for loan losses             (  8,757,376)  (  8,182,801)
                                             -----------    -----------
         Net Loans                           516,288,392    491,019,066
   Premises and equipment                     17,375,725     16,780,966
   Other assets                               20,791,579     20,810,320
                                             ___________    ___________
         Total Assets                      $ 822,143,366  $ 787,066,488
                                             ===========    ===========

Liabilities and Shareholder's Equity
   Liabilities
      Deposits:
         Non-interest bearing              $ 115,865,813  $ 118,711,872
         Interest bearing                    608,173,027    577,567,837
                                             -----------    -----------
            Total Deposits                   724,038,840    696,279,709

      Treasury tax and loan note account       3,488,454      3,115,183
      Notes and debentures payable             4,121,789      4,650,488
      Other liabilities                        9,719,733      9,287,227
                                             -----------    -----------
         Total Liabilities                   741,368,816    713,332,607












Shareholders' Equity
   Common Stock, $5 par value-
     7,500,000 shares authorized
     2,604,760 shares issued and
     outstanding at June 30, 1995
     and December 31, 1994, respectively      13,023,800     13,023,800
   Capital surplus                            39,875,796     29,875,796
   Unrealized gains (losses) on
     securities, net of tax                      391,552     (3,529,765)
   Retained earnings                          27,483,402     34,364,050

                                             -----------    -----------
         Total Shareholders' Equity           80,774,550     73,733,881
                                             -----------    -----------
         Total Liabilities and
           Shareholders' Equity            $ 822,143,366  $ 787,066,488
                                             ===========    ===========

































See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                             SIX MONTHS ENDED JUNE 30
                                                1995            1994
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Loans                                   $ 23,871,950   $ 18,611,848
   Balances with banks                           79,955         94,235
   Federal funds sold                           332,421        298,346
   Securities:
      Taxable                                 4,812,589      4,934,797
      Tax-exempt                              1,360,694      1,285,810
                                             ----------     ----------
         Total interest income               30,457,609     25,225,036

Interest Expense
   Time deposits of
      $100,000 or more                        1,538,489        870,035
   Other deposits                            10,188,548      8,025,212
   Borrowed funds                               197,511        150,135
                                             ----------     ----------
         Total interest expense              11,924,548      9,045,382
                                             ----------     ----------
         Net interest income                 18,533,061     16,179,654
Provision for loan losses                     1,200,000      1,000,457
                                             ----------     ----------
         Net interest income after
         provision for loan losses           17,333,061     15,179,197

Non-interest income
   Service charges on deposit accounts        3,055,878      2,749,478
   Fees and commissions                         716,796        845,352
   Trust department                             261,000        228,840
   Security gains(losses)                      (413,963)       115,603
   Other                                        803,587        987,055
                                             ----------     ----------
         Total non-interest income            4,423,298      4,926,328

Non-interest expenses
   Salaries and employee benefits             8,852,422      8,012,060
   Net occupancy                              1,113,268      1,037,754
   Equipment                                    643,989        575,233
   Other                                      4,900,379      5,390,936
                                             ----------     ----------
         Total non-interest expenses         15,510,058     15,015,983
                                            -----------    -----------





Income before income taxes                    6,246,301      5,089,542
Income taxes                                  1,818,055        961,187
                                             ----------     ----------
         Net income                        $  4,428,246   $  4,128,355
                                             ==========     ==========


[CAPTION]
                                             1995               1994
                                             ----               ----
[S]                                        [C]              [C]
Earnings per share:
   Weighted average shares outstanding     2,604,760        2,604,760
                                           =========        =========

   Net income                            $ 4,428,246      $ 4,128,355
                                           =========        =========

   Earnings per share                         $ 1.70           $ 1.58
                                                ====             ====

Cash dividends per share                      $  .48            $ .44
                                                ====             ====


Cash dividends per share is based on actual amounts declared.




















See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                           THREE MONTHS ENDED JUNE 30
                                                1995            1994
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Loans                                   $ 12,329,842   $  9,725,418
   Balances with banks                           53,752         71,259
   Federal funds sold                           197,150        114,256
   Securities:
      Taxable                                 2,478,568      2,557,634
      Tax-exempt                                685,794        644,977
                                             ----------     ----------
         Total interest income               15,745,106     13,113,544

Interest Expense
   Time deposits of
      $100,000 or more                          833,117        337,125
   Other deposits                             5,391,431      4,232,129
   Borrowings                                    93,856         80,090
                                             ----------     ----------
         Total interest expense               6,318,404      4,649,344
                                             ----------     ----------
         Net interest income                  9,426,702      8,464,200
Provision for loan losses                       600,000        500,228
                                             ----------     ----------
         Net interest income after
         provision for loan losses            8,826,702      7,963,972

Non-interest income
   Service charges on deposit accounts        1,573,039      1,404,442
   Fees and commissions                         381,352        187,644
   Trust department                             130,500        114,420
   Net security gains(losses)                   (39,540)        63,034
   Other                                        346,356        655,606
                                             ----------     ----------
         Total non-interest income            2,391,707      2,425,146

Non-interest expenses
   Salaries and employee benefits             4,582,643      4,081,380
   Net occupancy                                586,371        524,710
   Equipment                                    306,269        293,979
   Other                                      2,143,033      2,824,562
                                             ----------     ----------
         Total non-interest expenses          7,618,316      7,724,631
                                            -----------    -----------





Income before income taxes                    3,600,093      2,664,487

Income taxes                                  1,059,954        536,084
                                             ----------     ----------
         Net income                        $  2,540,139   $  2,128,403
                                             ==========     ==========


[CAPTION]
                                             1995               1994
                                             ----               ----
[S]                                        [C]             [C]
Earnings per share:
   Weighted average shares outstanding     2,604,760        2,604,760
                                           =========        =========

   Net income                            $ 2,540,139      $ 2,128,403
                                           =========        =========

   Earnings per share amount                   $ .98            $ .82
                                                ====             ====

Cash dividends per share                       $ .24            $ .22
                                                ====             ====


Cash dividends per share is based on actual amounts declared.

















See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]
                                           SIX MONTHS ENDED JUNE 30

                                              1995           1994
                                              ----           ----
                                                  (Unaudited)
[S]                                        [C]            [C]
Operating Activities
   Net Income                            $  4,428,246   $  4,128,355
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Provision for loan losses                1,200,000      1,000,457
   Provision for depreciation and
      amortization                            920,307      1,000,984
   Net amortization (accretion) of
      securities premiums/discounts         2,476,678        795,971
   Loss(gain) on sales/calls of securities    441,542         (2,791)
   Increase (decrease) in other liabilities   432,506     (1,046,922)
   Deferred income tax                       (656,907)      (360,940)
   Loss (gain) on sales of
      premises and equipment                   27,069         (1,347)
   Increase in other assets                (1,224,018)    (2,466,767)
                                          ------------   ------------
      Net Cash Provided by Operating
         Activities                         8,045,423      3,047,000

Investing Activities
   Net increase in balances with
      other banks                          (2,871,195)      (482,801)
   Proceeds from maturities/calls of
      securities held-to-maturity             654,042      1,062,199
   Proceeds from maturities/calls of
      securities available-for-sale        30,604,300     39,784,414
   Proceeds from sales of
      securities available-for-sale        23,883,732      4,301,294
   Purchases of securities
      held-to-maturity                     (2,990,000)    (3,133,588)
   Purchases of securities
      available-for-sale                  (47,762,930)   (53,978,633)
   Net increase in loans                  (26,873,029)   (29,641,820)
   Proceeds from sale of premises
      and equipment                           169,252          2,505
   Purchases of premises and equipment     (1,428,090)    (1,745,000)
                                          -----------     ----------
      Net Cash Used in Investing
         Activities                       (26,613,918)   (43,831,430)




[CAPTION]
                                              1995           1994
                                              ----           ----
[S]                                        [C]            [C]
Financing Activities
   Net increase (decrease) in
      demand and savings deposits         (13,621,942)    21,903,303
   Net increase in time deposits           41,381,073     18,351,488
   Net increase (decrease) in
      short-term borrowed funds               373,271       (874,393)
   Increase (decrease) in long-term debt     (528,699)     4,708,946
   Cash dividends paid                     (1,308,894)    (1,136,380)
                                         ------------    -----------
      Net Cash Provided by Financing
         Activities                        26,294,809     42,952,964
                                         ------------    -----------
      Increase in Cash
         and Cash Equivalents               7,726,314      2,168,534

   Cash and Cash Equivalents at
      beginning of period                  45,273,177     44,258,382
                                          -----------    -----------
   Cash and Cash Equivalents at
      end of period                     $  52,999,491  $  46,426,916
                                          ===========    ===========
   Non-cash transactions:

   Transfer of loans to other real
      estate                            $     403,703  $     519,792
                                          ===========    ===========

















See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              JUNE 30, 1995


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


Note 3  Securities


Securities consist of the following:
[CAPTION]
                           June 30, 1995            December 31, 1994
                       ---------------------     -----------------------
                      Amortized    Estimated     Amortized    Estimated
                        Cost      Market Value        Cost     Market Value
                     -----------   -----------    -----------  ------------
[S]                  [C]           [C]            [C]           [C]

Available-for-sale  $163,573,396  $164,166,657   $172,586,341  $167,238,212
Held-to-maturity      47,461,778    48,255,244     45,756,198    44,931,275

Note 4 Income Taxes

Federal and state income taxes payable (receivable) as of June 30, 1995, were as follows:
[S]                       [C]
Current                 $    706,158
Deferred                  (2,497,065)
                          -----------
                        $ (1,790,907)
                          ===========

The components of income tax expense (credits) for the six months ended June 30, 1995, are presented below:
[S]                        [C]
Current                 $  1,425,893
Deferred                     392,162
                           ---------
                        $  1,818,055
                           =========

The reconciliation of income tax attributable to continuing operations computed at the United States federal statutory tax rates to income tax expense is:
[S]                                                      [C]
Tax at United States statutory rate                     $ 2,123,742
Add (deduct) effect of:
  Tax-exempt interest income                              ( 644,219)
  State of Mississippi, net of federal tax benefit          312,312
  Amortization of intangible assets                          26,646
  Dividends received deduction                            (  37,082)
  Other items-net                                            36,656
                                                         -----------
                                                        $ 1,818,055
                                                         ===========


Deferred tax assets and liabilities result largely from temporary differences arising from loan loss provision and effect of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Historically, the Company has produced taxable income which can fully utilize the deferred tax asset.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Financial Condition

Total assets of The Peoples Holding Company grew from $787,066,488 on December 31, 1994, to $822,143,366 on June 30, 1995, or 4.46% for the six
month period. Loans, less unearned income, increased $25,843,901 or 5.18%. Securities decreased from $212,994,410 on December 31, 1994, to
$211,628,435 on June 30, 1995, due to management's decision to fund increased loan demands.

Total deposits for the first six months of 1995 grew from $696,279,709 on December 31, 1994 to $724,038,840 on June 30, 1995, or an increase of 3.99%, with the majority of growth in certificates of deposit.

The equity capital to total assets ratio was 9.82% and 9.37% for June 30, 1995 and December 31, 1994, respectively.


Results of Operations

The Company's net income for the six months ending June 30, 1995 was $4,428,246 compared to $4,128,355 for the same period in 1994. The increase in net income for 1995 compared to 1994 is primarily due to the net effect of security losses incurred based on management's decision to reinvest funds in securities which will yield a higher rate of return for the remainder of 1995 and the reversal of an accrual regarding litigation previously expensed by the Company in 1991. The Company's net income for the quarter ending June 30, 1995 and 1994 was $2,540,139 and $2,128,403, respectively. The annualized returns on average assets for the period ending June 30, 1995 and 1994 were 1.11% and 1.06%, respectively. The annualized returns on average assets for the quarter ending June 30, 1995 and 1994 were 1.25% and 1.09%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest income has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. Net interest income was $18,533,061 and $16,179,654 for the six months ending June 30, 1995 and 1994, respectively. Net interest income was $9,426,702 for the three months ended June 30, 1995, compared to $8,464,200 for the same period in 1994. Earning assets averaged $741.5 million in the second quarter of 1995 and $734.8 million for the first six months of 1995, compared to $716.7 million and $705.3 for the same period in 1994. The net interest margin was 5.23% for the six months and quarter ending June 30, 1995, compare to 4.77% and 4.66% for the same period in 1994.

The provision for credit losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, regulators, and the Company's independent accounting firm. The provision for credit losses totalled $1,200,000 and $1,000,457 for the six months ending June 30, 1995 and 1994, respectively. The allowance for credit losses as a percent of net loans outstanding was 1.67% and 1.63% at June 30, 1995 and 1994, respectively. Net charge-offs to average loans remain below .05% for both years.

Non-interest income, excluding security gains and losses was $4,837,261 for six months ended June 30, 1995 compared to $4,810,725 for same period in 1994, or an increase of $26,536. Service charges were up $306,400, fees and commissions were down $128,556, and other income was down $183,468. Other income in 1994 included $165,388 in life insurance proceeds the Company received as a beneficiary of a life insurance policy. Non-interest income for the quarter ended June 30, 1995 and 1994 was $2,391,707 and $2,425,146, respectively. The change in the accounts for the quarter, correspond to the same percentage change in the six months ending for 1995 and 1994.


Non-interest expenses were $15,510,058 for six months ended June 30, 1995 compared to $15,015,983 for 1994, or an increase of 3.3%. The non-interest expenses for the three months ended June 30, 1995 and 1994 were $7,618,316 and $7,724,631, respectively. The components of other expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income tax expense was $1,818,055 for six months ended June 30, 1995 compared to $961,187 for same period in 1994. The Company continues to invest in assets whose earnings are given favorable tax treatment; and in first quarter of 1994, the Company was the beneficiary of a life insurance policy of a key executive, that was given favorable tax treatment. Effective in the first quarter of 1995, the Company began to incur taxes to the State of Mississippi due to the extinguishment of a net operating loss carryforward for state taxes.



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

Repayments and maturities of loans provide a substantial source of liquidity. The Company has approximately 69% of the loans maturing within the next twelve months.

Capital Resources

The Company is required to comply with the risk-based capital requirements of the Federal Reserve Board, the FDIC and the OCC. These requirements apply a variety of weighing factors which vary according to the level of risk associated with the particular assets. The Company met the guidelines for a well capitalized bank as of June 30, 1995, and December 31, 1994.
The table below shows the capital ratios of the Company at the dates indicated:

[CAPTION]
                               June 30        December 31       Well-
                                 1995            1994        Capitalized
                               ---------      -----------    -----------
[S]                              [C]             [C]         [C]
 Tier 1 Risk-Based Capital       14.72%          14.86%      6% or above

 Total Risk-Based Capital        15.97%          16.12%      10% or above

 Leverage Ratio                   9.42%           9.22%      5% or above


Retained earnings through operations have been the primary source of capital over the past three months. The ratio of shareholders' equity to total assets was 9.82% as of June 30, 1995, compared to 9.37% as of December 31, 1994. Total shareholders' equity of the Company was $80,774,550 and $73,733,881 for June 30, 1995 and December 31, 1994,
respectively.  This represented an increase of $7,040,669 or 9.55%.

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $31.01 and $28.31 at June 30, 1995 and December 31, 1994, respectively. Cash dividends paid during the quarter were $.24 per share compared to $.22 per share during the same quarter in 1994.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There were no material proceedings pending at June 30 1995, against the registrant or its subsidiary.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of The Peoples Holding Company was held on April 11, 1995, for the purpose of electing five members to the board of directors for a three year term, to approve a proposal to amend the articles of incorporation to increase to 7,500,000 the authorized shares of common stock of the Company and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.
               [CAPTION]
               Election of Directors          For      Against   Abstain
               [S]                         [C]          [C]      [C]
               Dr. Walter L. Bourland      2,005,908    50,338   548,514
               John W. Smith               2,017,548    38,698   548,514
               Jimmy S. Threldkeld         2,017,720    38,526   548,514
               Robert H. Weaver            2,017,720    38,526   548,514
               J. Larry Young              2,017,720    38,526   548,514

               Approve amendment of the
               articles of incorporation
               to increase the authorized
               shares of common stock to
               7,500,000                   2,016,016    27,645   561,096

               Ratify appointment of
               Ernst & Young, LLP as
               independent auditors
               for 1995                    2,046,548     5,840   552,372


   Item 6(b)   Reports on Form 8-K

               There were was not a Form 8-K filed in the second quarter of 1995.

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




                               THE PEOPLES HOLDING COMPANY
                               ---------------------------
                                      Registrant



DATE:  July 20, 1995           /s/ John W. Smith
                               ---------------------------
                                   John W. Smith
                                   President & Chief Executive Officer