Form 10-Q
period 1995-09-30
PEOPLES HOLDING CO
filed 1995-11-14
CIK 715072

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1995
                 Commission File Number 0-12154

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

Common stock, $5 Par Value, 2,604,760 shares outstanding
                 as of November 1, 1995

                   THE PEOPLES HOLDING COMPANY
                              INDEX

PART 1.  FINANCIAL INFORMATION                                  PAGE

     Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               September 30, 1995 and December 31,1994.... ......3
          Consolidated Statements of Income - Nine Months
               Ended September 30, 1995 and 1994.................5
          Consolidated Statements of Income - Three Months
               Ended September 30, 1995 and 1994.................7
          Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1995 and 1994.....9
          Notes to Consolidated Financial Statements............11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.................................17

     Item 6.(b) Reports on Form 8-K.............................17

     Signatures.................................................18

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
[CAPTION]
                                             SEPTEMBER 30   DECEMBER 31
                                                 1995          1994
                                             ____________   ___________
                                              (Unaudited)    (Note 1)
[S]                                          [C]            [C]
Assets
   Cash and due from banks                 $  43,684,770  $  45,123,177
   Federal Funds Sold                          8,000,000        150,000
                                             -----------    -----------
                                              51,684,770     45,273,177

   Interest bearing balances with banks          678,327        188,549

   Securities (Market value- $225,127,508
   and $212,169,487 at September 30,
   1995 and December 31, 1994)               224,454,319    212,994,410

   Loans                                     532,116,476    511,212,203
      Unearned Income                       ( 12,217,364)  ( 12,010,336)
      Allowance for loan losses             (  8,492,599)  (  8,182,801)
                                             -----------    -----------
         Net Loans                           511,406,513    491,019,066

   Premises and equipment                     18,541,945     16,780,966
   Other assets                               22,592,817     20,810,320
                                             -----------    -----------
         Total Assets                      $ 829,358,691  $ 787,066,488
                                             ===========    ===========

Liabilities and Shareholders' Equity
   Liabilities
      Deposits:
         Non-interest bearing              $ 116,290,498  $ 118,711,872
         Interest bearing                    611,724,570    577,567,837
                                             -----------    -----------
            Total Deposits                   728,015,068    696,279,709

      Treasury tax and loan note account       3,106,481      3,115,183
      Notes and debentures payable             4,403,538      4,650,488
      Other liabilities                       11,111,115      9,287,227
                                             -----------    -----------
         Total Liabilities                   746,636,202    713,332,607









Shareholders' Equity
   Common Stock, $5 par value-
     7,500,000 shares authorized
     2,604,760 shares issued and
     outstanding at September 30, 1995
     and December 31, 1994, respectively      13,023,800     13,023,800
   Capital surplus                            39,875,796     29,875,796
   Unrealized gains (losses) on
     securities, net of tax                      386,472     (3,529,765)
   Retained earnings                          29,436,421     34,364,050
                                             -----------    -----------
         Total Shareholders' Equity           82,722,489     73,733,881
                                             -----------    -----------
         Total Liabilities and
           Shareholders' Equity            $ 829,358,691  $ 787,066,488
                                             ===========    ===========

































See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                           NINE MONTHS ENDED SEPTEMBER 30
                                                1995            1994
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Loans                                   $ 36,520,022   $ 28,962,117
   Balances with banks                          120,821        101,804
   Federal funds sold                           537,153        341,597
   Securities:
      Taxable                                 7,429,274      7,558,550
      Tax-exempt                              2,042,871      1,935,584
                                             ----------     ----------
         Total interest income               46,650,141     38,899,652

Interest Expense
   Time deposits of
      $100,000 or more                        2,405,411      1,503,313
   Other deposits                            15,837,862     12,103,799
   Borrowed funds                               290,180        256,615
                                             ----------     ----------
         Total interest expense              18,533,453     13,863,727
                                             ----------     ----------
         Net interest income                 28,116,688     25,035,925
Provision for loan losses                     2,122,306      1,500,762
                                             ----------     ----------
         Net interest income after
         provision for loan losses           25,994,382     23,535,163

Non-interest income
   Service charges on deposit accounts        4,601,460      4,276,903
   Fees and commissions                         521,698        608,794
   Trust department                             391,500        374,701
   Security gains(losses)                      (511,221)         2,791
   Other                                      2,984,625      2,039,221
                                             ----------     ----------
         Total non-interest income            7,988,062      7,302,410

Non-interest expenses
   Salaries and employee benefits            13,580,649     12,192,610
   Net occupancy                              1,635,728      1,576,303
   Equipment                                    956,898        853,440
   Other                                      7,754,335      8,328,534
                                             ----------     ----------
         Total non-interest expenses         23,927,610     22,950,887
                                            -----------    -----------





Income before income taxes                   10,054,834      7,886,686
Income taxes                                  2,989,827      1,801,849
                                             ----------     ----------
         Net income                        $  7,065,007   $  6,084,837
                                             ==========     ==========


[CAPTION]
                                                1995           1994
                                                ----           ----
[S]                                        [C]              [C]
Earnings per share:
   Weighted average shares outstanding        2,604,760      2,604,760
                                              =========      =========

   Net income                              $  7,065,007    $ 6,084,837
                                              =========      =========

   Earnings per share                      $       2.71    $      2.34
                                                   ====           ====

Cash dividends per share                   $        .77    $       .68
                                                  =====           ====























See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                         THREE MONTHS ENDED SEPTEMBER 30
                                                1995            1994
                                                ----            ----
                                                   (Unaudited)
[S]                                        [C]            [C]
Interest Income
   Loans                                   $ 12,648,072   $ 10,350,269
   Balances with banks                           40,866          7,569
   Federal funds sold                           204,732         43,251
   Securities:
      Taxable                                 2,616,685      2,623,753
      Tax-exempt                                682,177        649,774
                                             ----------     ----------
         Total interest income               16,192,532     13,674,616

Interest Expense
   Time deposits of
      $100,000 or more                          866,922        633,278
   Other deposits                             5,649,314      4,078,587
   Borrowings                                    92,669        106,480
                                             ----------     ----------
         Total interest expense               6,608,905      4,818,345
                                             ----------     ----------
         Net interest income                  9,583,627      8,856,271
Provision for loan losses                       922,306        500,305
                                             ----------     ----------
         Net interest income after
         provision for loan losses            8,661,321      8,355,966

Non-interest income
   Service charges on deposit accounts        1,545,582      1,413,925
   Fees and commissions                         398,583        113,500
   Trust department                             130,500        145,861
   Net security gains(losses)                   (97,258)       (22,771)
   Other                                      1,587,357        725,567
                                             ----------     ----------
         Total non-interest income            3,564,764      2,376,082

Non-interest expenses
   Salaries and employee benefits             4,728,227      4,180,550
   Net occupancy                                522,460        538,549
   Equipment                                    312,909        278,207
   Other                                      2,853,956      2,937,598
                                             ----------     ----------
         Total non-interest expenses          8,417,552      7,934,904
                                            -----------    -----------





Income before income taxes                    3,808,533      2,797,144
Income taxes                                  1,171,772        840,662
                                             ----------     ----------
         Net income                        $  2,636,761   $  1,956,482
                                             ==========     ==========


[CAPTION]
                                                1995           1994
                                                ----           ----
[S]                                        [C]             [C]
Earnings per share:
   Weighted average shares outstanding        2,604,760      2,604,760
                                              =========      =========

   Net income                              $  2,636,761   $  1,956,482
                                              =========      =========

   Earnings per share amount               $       1.01   $        .75
                                                   ====           ====

Cash dividends per share                   $        .26   $        .24
                                                   ====           ====




















See Notes to Consolidated Financial Statements.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]
                                        NINE MONTHS ENDED SEPTEMBER 30

                                              1995           1994
                                              ----           ----
                                                  (Unaudited)
[S]                                        [C]            [C]
Operating Activities
   Net Income                            $  7,065,007   $  6,084,837
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Provision for loan losses                2,122,306      1,500,762
   Provision for depreciation and
      amortization                          1,398,537      1,321,441
   Net amortization of
      securities premiums/discounts         1,579,392      1,264,604
   Loss(gain) on sales/calls of securities    511,221         (2,791)
   Increase in other liabilities            1,823,888         20,657
   Deferred income tax                       (331,727)      (682,633)
   Loss (gain) on sales of
      premises and equipment                   13,917         (1,264)
   Gain on sale of loans                     (585,304)
   Increase in other assets                (1,952,719)    (1,799,297)
                                          ------------   ------------
      Net Cash Provided by Operating
         Activities                        11,644,518      7,706,316

Investing Activities
   Net increase in balances with
      other banks                            (489,778)      (189,907)
   Proceeds from maturities/calls of
      securities held-to-maturity           1,349,041      3,068,639
   Proceeds from maturities/calls of
      securities available-for-sale        52,003,805     54,695,444
   Proceeds from sales of
      securities available-for-sale        26,511,221      7,501,564
   Purchases of securities
      held-to-maturity                     (4,726,114)    (3,025,000)
   Purchases of securities
      available-for-sale                  (82,796,018)   (65,878,296)
   Net increase in loans                  (36,526,651)   (44,857,381)
   Proceeds from sale of loans             12,690,078
   Proceeds from sale of premises
      and equipment                           167,504          2,505
   Purchases of premises and equipment     (2,903,074)    (2,058,663)
                                          -----------     ----------
      Net Cash Used in Investing
         Activities                       (34,719,986)   (50,741,095)




[CAPTION]
                                              1995           1994
                                              ----           ----
[S]                                        [C]            [C]
Financing Activities
   Net increase (decrease) in
      demand and savings deposits         (11,770,277)     4,523,044
   Net increase in time deposits           43,505,636     25,912,960
   Net increase (decrease) in
      short-term borrowed funds                (8,702)    11,124,543
   Increase (decrease) in long-term debt     (246,950)     4,601,130
   Cash dividends paid                     (1,992,646)    (1,780,206)
                                         ------------    -----------
      Net Cash Provided by Financing
         Activities                        29,487,061     44,381,471
                                         ------------    -----------
      Increase in Cash
         and Cash Equivalents               6,411,593      1,346,692

   Cash and Cash Equivalents at
      beginning of period                  45,273,177     44,258,382
                                          -----------    -----------
   Cash and Cash Equivalents at
      end of period                     $  51,684,770  $  45,605,074
                                          ===========    ===========
   Non-cash transactions:

   Transfer of loans to other real
      estate                            $   1,912,124  $     557,501
                                          ===========    ===========

















See Notes to Consolidated Financial Statements

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 1995


Note 1 Basis of Presentation

The consolidated balance sheet at December 31, 1994, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

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


Note 3  Securities


Securities consist of the following:
[CAPTION]
                        September 30, 1995         December 31, 1994
                       ---------------------     -----------------------
                      Amortized    Estimated     Amortized    Estimated
                        Cost      Market Value        Cost     Market Value
                     -----------   -----------    -----------  ------------
[S]                  [C]           [C]            [C]           [C]

Available-for-sale  $170,963,453  $171,507,946   $172,586,341  $167,238,212
Held-to-maturity      52,946,373    53,619,562     45,756,198    44,931,275

Note 4 Income Taxes

Federal and state income taxes payable (receivable) as of September 30, 1995, were as follows:
[S]                       [C]
Current                 $    395,980
Deferred                  (2,575,015)
                          -----------
                        $ (2,179,035)
                          ===========

The components of income tax expense (credits) for the nine months ended September 30, 1995, are presented below:
[S]                        [C]
Current                 $  3,321,554
Deferred                    (331,727)
                           ---------
                        $  2,989,827
                           =========

The reconciliation of income tax attributable to continuing operations computed at the United States federal statutory tax rates to income tax expense is:
[S]                                                      [C]
Tax at United States statutory rate                     $ 3,418,644
Add (deduct) effect of:
  Tax-exempt interest income                              ( 963,757)
  State of Mississippi, net of federal tax benefit          331,810
  Amortization of intangible assets                          54,411
  Dividends received deduction                            (  40,941)
  Other items-net                                           189,660
                                                         -----------
                                                        $ 2,989,827
                                                         ===========


Deferred tax assets and liabilities result largely from temporary differences arising from the loan loss provision and the effect of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Historically, the Company has produced taxable income which can fully utilize the deferred tax asset.

               THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Financial Condition

Total assets of The Peoples Holding Company grew from $787,066,488 on December 31, 1994, to $829,358,691 on September 30, 1995, or 5.37% for the
nine month period. Loans, less unearned income, increased $20,697,245 or 4.15%. Securities increased from $212,994,410 on December 31, 1994, to $224,454,319 on September 30, 1995.

Total deposits for the first nine months of 1995 grew from $696,279,709 on December 31, 1994 to $728,015,068 on September 30, 1995, or an increase of 4.56%, with the majority of growth in time deposits.

The equity capital to total assets ratio was 9.97% and 9.37% for September 30, 1995 and December 31, 1994, respectively.


Results of Operations

The Company's net income for the nine months ending September 30, 1995 was $7,065,007 compared to $6,084,837 for the same period in 1994. The increase in net income for 1995 compared to 1994 is due to the net effect of security losses incurred based on management's decision to reinvest funds in securities which will yield a higher rate of return for the future, the reversal of an accrual regarding litigation previously expensed by the Company in 1991 and a gain recognized on the sale of loans. The Company received a refund of approximately $322,000 in the third quarter from the Federal Deposit Insurance Corporation (FDIC) for the insurance premium.
The Company's net income for the quarter ending September 30, 1995 and 1994 was $2,636,761 and $1,956,482, respectively. The annualized return on average assets for the nine month period ending September 30, 1995 and 1994 was 1.16% and 1.06%, respectively. The annualized return on average assets for the quarter ending September 30, 1995 and 1994 was 1.27% and 1.00%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. Net interest income was $28,116,688 and $25,035,925 for the nine months ending September 30, 1995 and 1994, respectively. Net interest income was $9,583,627 for the three months ended September 30, 1995, compared to $8,856,271 for the same period in 1994. Earning assets averaged $752.2 million in the third quarter of 1995 and $740.7 million for the first nine months of 1995, compared to $723.8 million and $712.8 for the same periods in 1994. The net interest margin was 5.32% and 5.23% for the nine months and quarter ending September 30, 1995, compared to 4.90% and 4.65% for the same period in 1994.


The provision for credit losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, regulators, and the Company's independent accounting firm. The provision for credit losses totalled $2,122,306 and $1,500,762 for the nine months ending September 30, 1995 and 1994, respectively. The allowance for loan losses as a percent of net loans outstanding was 1.63% and 1.64% at September 30, 1995 and 1994, respectively. Net charge-offs to average loans was 0.35% and 0.05% as of September 30, 1995 and 1994, respectively.

Non-interest income, excluding security gains and losses was $8,499,283 for nine months ended September 30, 1995 compared to $7,209,578 for same period in 1994, or an increase of $1,289,705. Service charges were up $324,557, fees and commissions were down $87,096, and other income was up $1,035,445. The increase in other income is due to approximately $585,000 gain on sale of loans and a reversal of a lawsuit decision which was recorded by the bank in 1991 at the FDIC's direction equalling approximately $575,000. Other income in 1994 included $165,388 in life insurance proceeds the Company received as a beneficiary of a life insurance policy. Non-interest income for the quarter ended September 30, 1995 and 1994 was $3,564,764 and $2,376,082, respectively. The change in the accounts for the quarter, correspond to the same percentage change in the nine months ending for 1995 and 1994.


Non-interest expenses were $23,927,610 for nine months ended September 30, 1995 compared to $22,950,887 for 1994, or an increase of 4.3%. The non-interest expenses for the three months ended September 30, 1995 and 1994 were $8,417,552 and $7,934,904, respectively. The components of non-interest expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income tax expense was $2,989,827 for nine months ended September 30, 1995 compared to $1,801,849 for the same period in 1994. The Company continues to invest in assets whose earnings are given favorable tax treatment; and in first quarter of 1994, the Company was the beneficiary of a life insurance policy of a key executive, that was given favorable tax treatment. Effective in the first quarter of 1995, the Company began to incur taxes to the State of Mississippi due to the extinguishment of a net operating loss carryforward for state taxes.







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

Approximately 90% of the Company's deposits are composed of accounts with balances less than $100,000. When evaluating the movement of these funds even during large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs.

Other sources available for meeting the Company's liquidity needs include the securities portfolio. The portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. The Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs; in addition, repayments and maturities of loans provide a substantial source of liquidity.


Capital Resources

The Company is required to comply with the risk-based capital requirements of the Federal Reserve Board, the FDIC and the OCC. These requirements apply a variety of weighing factors which vary according to the level of risk associated with the particular assets. The Company met the guidelines for a well capitalized bank as of September 30, 1995, and December 31, 1994. The table below shows the capital ratios of the Company at the dates indicated:

[CAPTION]
                              September 30    December 31       Well-
                                 1995            1994        Capitalized
                               ---------      -----------    -----------
[S]                              [C]             [C]         [C]
 Tier 1 Risk-Based Capital       14.56%          14.86%      6% or above

 Total Risk-Based Capital        15.80%          16.12%      10% or above

 Leverage Ratio                   9.40%           9.22%      5% or above


Retained earnings through operations have been the primary source of capital over the past three months. The ratio of shareholders' equity to total assets was 9.97% as of September 30, 1995, compared to 9.37% as of December 31, 1994. Total shareholders' equity of the Company was $82,722,489 and $73,733,881 for September 30, 1995 and December 31, 1994,
respectively.  This represented an increase of $8,988,608 or 12.19%.

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $31.76 and $28.31 at September 30, 1995 and December 31, 1994, respectively. Cash dividends paid during the quarter were $.2625 per share compared to $.24 per share during the same quarter in 1994.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There were no material proceedings pending at September 30 1995, against the registrant or its subsidiary.


   Item 6(b)   Reports on Form 8-K

               There were was not a Form 8-K filed in the third quarter of 1995.

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




                               THE PEOPLES HOLDING COMPANY
                               ---------------------------
                                      Registrant



DATE:  November 8, 1995        /s/ John W. Smith
                               ---------------------------
                                   John W. Smith
                                   President & Chief Executive Officer