Form 10-K
period 1995-12-31
PEOPLES HOLDING CO
filed 1996-04-01
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1995
                         Commission file number 0-12154

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
admendment to this Form 10-K.   ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1996 was $119,167,770.

On March 12, 1996, there were 2,604,760 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Shareholders' Report are incorporated by reference into Part I and II of this report.

Portions of annual Proxy Statement dated March 19, 1996, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                            Exhibit Index on Page

                           THE PEOPLES HOLDING COMPANY

                                    FORM 10-K

                      For the year ended December 31, 1995

                                    CONTENTS

PART I

         Item 1.  Business.............................................3
         Item 2.  Properties..........................................13
         Item 3.  Legal Proceedings...................................13
         Item 4.  Submission of Matters to a Vote of Security Holders.13

PART II

         Item 5.  Market for Registrant's Common Stock
              and Related Stockholder Matters.........................14
         Item 6.  Selected Financial Data.............................15
         Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......15
         Item 8.  Financial Statements and Supplementary Data.........15
         Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.............15

PART III

         Item 10. Directors and Executive Officers of the Registrant..15
         Item 11. Executive Compensation..............................15
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management......................................15
         Item 13. Certain Relationships and Related Transactions......15

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.................................16

                                     PART I

ITEM 1. BUSINESS

General

The Peoples Holding Company (the ("Registrant" or "Company"), was organized under the laws of the State of Mississippi and incorporated on November 10, 1982, in order to acquire all of the common stock of The Peoples Bank & Trust Company, Tupelo, Mississippi (the "Bank").

Organization

The Registrant commenced business on July 1, 1983 and the acquisition of the Bank was also consummated at that time. All of the Registrant's banking activities are conducted through the Bank, which on December 31, 1995, had 41 banking offices in Tupelo, Aberdeen, Amory, Batesville, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Plantersville, Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, West Point, and Winona, Mississippi. All branches are located within a 100 mile radius of Tupelo, Mississippi.

All members of the Board of Directors of the Registrant are also members of the Board of Directors of the Bank. Responsibility for the management of the Bank and its branches remains with the Board of Directors and Officers of the Bank; however, management services rendered to the Bank by the Registrant are intended to supplement the internal management of the Bank and expand the scope of banking services normally offered by them.

The Bank, which is the Registrant's sole subsidiary, was established in February 1904, as a state chartered bank. It is insured by the Federal Deposit Insurance Corporation.

As a commercial bank, a complete range of banking services are provided to individuals and small-to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, as well as safe deposit and night depository facilities. In addition to a wide variety of fiduciary services, the Bank administers (as trustee or in other fiduciary or representative capacities) pension, profit-sharing and other employee benefit plans and personal trusts and estates. Neither the Registrant nor the Bank has any foreign activities. The Bank also offers to its customers the VISA and MasterCard credit cards.


Competition

Vigorous competition exists in all major areas where the Registrant and its subsidiary are engaged in business. Not only does the Registrant compete through its subsidiary bank with state and national banks in its service areas, but also, with savings and loan associations, credit unions, and finance companies for available loans and depository accounts.

In the following paragraph reference is made to the Registrant's competitive position as measured in terms of total assets on December 31, 1995. Any such reference is used solely as a method of placing the competition in perspective as of that particular date. Due to the intense local competition, the Registrant makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

On December 31, 1995, the Registrant and its subsidiary had total assets of $841,699,408 and, as such, ranked sixth in Mississippi. The Registrant receives a large part of its competition from the Bank of Mississippi, the Tupelo branch operation of Deposit Guaranty National Bank and Union Planters Bank of Memphis, TN. On December 31, 1995, the Bank of Mississippi, Deposit Guaranty National Bank, and Union Planters Bank of Mississippi had total assets of approximately $3,302,028,000, $4,479,709,000, and $620,152,000, respectively.

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

Mississippi banks are permitted to merge with other existing banks statewide and to acquire or be acquired, by banks or bank holding companies of a state within a region consisting of Alabama, Arkansas, Florida, Kentucky, Louisiana, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia, provided, however, that the state of an acquired bank has to have reciprocal legislation which would allow banks or bank holding companies in that state to acquire or be acquired by banks or bank holding companies in Mississippi.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earnings retained in the current year plus retained net profits.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 1995, the maximum amount available for transfer from the Bank to the Company in the form of loans was 11% of consolidated net assets.

Mississippi laws authorize multi-bank holding companies but there are no statutes regulating the operation of such companies.

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

In the past few years, the trend seems to be toward competitive equality within the financial services industry. This was evidenced in 1980 by the formation of the Depository Institution Deregulation Committee (the "DIDC"). The DIDC's sole purpose was to eliminate the restrictions imposed upon the rates of interest a depository institution could pay on a deposit account. The trend was again evidenced in 1982 with the passage of the Garn-St. Germain Depository Institutions Act. This act provided for, among other things, the money market account. This account was designed to operate in a manner similar to the money market mutual funds being offered by the stock and similar to the money market mutual funds being offered by the stock and investment brokers. It would earn a market rate of interest, with limited third-part withdrawals and a minimum balance requirement.


Source and Availability of Funds

The funds essential to the business of the Registrant and its subsidiary consist primarily of funds derived from customer deposits and borrowings of federal funds by the banking subsidiary, and from loans under established lines of credit. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general and the general credit market for loans.

Personnel

At December 31, 1995, the Registrant and its subsidiary employed 602 persons, 537 on a full-time basis and 65 on a part-time basis.

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

Executive Officers of The Registrant

The principal executive officer of the Company and its subsidiary as of December 31, 1995, is as follows:

                   Name                             Age
                   ----                             ---
               John W. Smith                         60

Position and Office: Director and Executive Vice-President of the Company from July, 1983, until July 1993, and Director and President since August, 1993. Director and Executive Vice-President of the Bank from 1978 and 1976, respectively, until August, 1993, and Director and President of the Bank since August, 1993.

Mr. Smith has been employed by the Registrant or its subsidiary in a management position for the last seven (7) years. All of the Registrant's officers are appointed annually by the appropriate Board of Directors to serve at the discretion of the Board.

The following table sets forth for The Peoples Holding Company, as of December 31 for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The change in volume and rate is calculated using the tax equivalent basis.
[CAPTION]

                                             1995 COMPARED TO 1994

                                          INCREASE(DECREASE) DUE TO
                                          -------------------------
                                       VOLUME        RATE      NET (1)
                                       ------        ----      -------
                                               (In Thousands)
[S]                                  [C]         [C]        [C]
Earning assets:
Loans, net of
  unearned income ................   $  4,542    $  4,737   $  9,279

Securities
  U. S. government
    securities and agencies ......     (1,508)        989       (519)
  Obligations of states and
    political subdivisions .......        331          71        402
  Mortgage-backed securities .....        156         563        719
  Other securities ...............        (31)         94         63

Other ............................        172         328        500
                                     --------    --------   --------
Total earning assets .............   $  3,662    $  6,782   $ 10,444
                                     --------    --------   --------

Interest-bearing liabilities:
Interest-bearing demand
  deposit accounts ...............   $   (513)   $    630   $    117
Savings accounts .................       (155)        186         31
Time deposits ....................      2,253       4,346      6,599
Other ............................        (77)         61        (16)
                                     --------    --------   --------
Total interest-bearing
  liabilities ....................   $  1,508    $  5,223   $  6,731
                                     --------    --------   --------
Change in net interest
  income .........................   $  2,154    $  1,559   $  3,713
                                     ========    ========   ========

(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

[CAPTION]

                                            1994 COMPARED TO 1993

                                         INCREASE(DECREASE) DUE TO
                                         -------------------------
                                        VOLUME     RATE      NET (1)
                                        ------     ----      -------
                                             (In Thousands)

[S]                                  [C]         [C]        [C]
Earning assets:
Loans, net
  unearned income .................   $ 3,568    $   600    $ 4,168

Securities:
  U. S. Government
    securities and agencies .......     1,214       (306)       908
  Obligations of states and
    political subdivisions ........       789       (310)       479
  Mortgage-backed securities ......      (391)      (290)      (681)
  Other securities .................       67        (21)        46

Other .............................      (237)       127       (110)
                                       -------    -------    -------
Total earning assets ..............   $ 5,010    $  (200)   $ 4,810
                                       -------    -------    -------

Interest-bearing liabilities:
Interest-bearing demand
  deposits accounts ...............   $  (208)   $    73    $  (135)
Savings accounts ..................       376       (590)      (214)
Time deposits .....................       881      1,118      1,999
Other .............................       166        110        276
                                       -------    -------    -------
Total interest-bearing
  liabilities .....................   $ 1,215    $   711    $ 1,926
                                       -------    -------    -------
Change in net interest
  income ..........................   $ 3,795    $  (911)   $ 2,884
                                       =======    =======    =======


(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

                              INVESTMENT PORTFOLIO


The following table sets forth the amortized cost of securities at the dates indicated:

[CAPTION]

                                     December 31
                              1995      1994        1993
                           ---------  --------    --------
                                    (In Thousands)

[S]                        [C]        [C]        [C]
U.S. Government and
   Agency Securities ....   $ 99,842   $124,463   $118,630
Obligations of State and
  Political Subdivisions     49,363     45,756     42,908
Other Securities .......     66,688     48,124     70,204
                           --------   --------   --------

                           $215,893   $218,343   $231,742
                           ========   ========   ========





     The following table sets forth the maturity distribution of securities at December 31, 1995:
[CAPTION]

                                After One  After Five
                      Within   But Within  But Within   After
                     One Year  Five Years  Ten Years  Ten Years
                     -------- -----------  ----------  ---------
                                   (In Thousands)
[S]                [C]         [C]         [C]        [C]

U.S Government
  and Agency
  Securities ...   $ 20,881    $ 65,508    $ 13,453   $

Obligations of
  States and
  Political
  Subdivisions .      3,218      12,716      24,832      8,597

Other Securities     18,433      43,467       4,788

                   --------    --------    --------   --------
   Total .......   $ 42,532    $121,691    $ 43,073   $  8,597
                   ========    ========    ========   ========


The maturity of mortgage-backed securities, included as other securities, reflects scheduled repayments when the payment is due.

The following table sets forth the weighted average yields of securities, by maturity at December 31, 1995:
[CAPTION]

                               After One  After Five
                      Within   But Within  But Within   After
                     One Year  Five Years  Ten Years  Ten Years
                     -------- -----------  ----------  ---------


[S]                   [C]          [C]       [C]       [C]
U.S. Government
  and Agency
  Securities ...      5.35%        6.79%     6.72%

Obligations of
  States and
  Political
  Subdivisions .      9.50%        9.87%     8.67%      8.40%

Other Securities      6.04%        6.44%     6.83%

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 34% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth loans (excluding real estate mortgage loans and consumer loans) outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, are due in the periods indicated; also, amounts due after one year are classified according to their sensitivity to changing interest rates.
[CAPTION]

                                 Loans Maturing
                  --------------------------------------------

                            After One     After
                   Within   But Within    Five
                  One Year  Five Years    Years     Total
                  --------  ----------    -----     -----

[S]               [C]        [C]        [C]        [C]
Commercial,
  financial and
  agricultural    $ 74,262   $ 23,910   $  5,861   $104,033
Real estate-
  construction      16,175        646         30     16,851
                  --------   --------   --------   --------
                  $ 90,437   $ 24,556   $  5,891   $120,884
                  ========   ========   ========   ========

[CAPTION]
                                Interest Sensitivity
                                --------------------
                             Fixed             Variable
                              Rate               Rate
                              ----               ----
                                   (In Thousands)
[S]                         [C]                [C]
Due after 1 but within 5
  years .................   $22,448            $ 2,108
Due after 5 years .......     5,870                 21
                            -------             ------
                            $28,318            $ 2,129
                            =======            =======

Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower or trading counterparty default. The Company's credit risk is monitored and managed by a Loan Committee and a Loss Management Committee. Credit quality and policies are the primary responsibilities of these committees. The Company tries to maintain diversification within its loan portfolio in order to minimize the effect of economic conditions within a particular industry.

The allowance for loan losses is available to absorb potential credit losses from the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for potential losses, including losses on loans assessed as impaired under SFAS No. 114, "Accounting by Creditors For Impairement of a Loan." the balance of these loans determined as impaired and their related allowance is included in management's estimation and analysis of the allowance for loan losses. The analysis includes the consideration of such factors as the risk rating of individual credits, the size and diversity of the loan portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, the regulators, and the Company's independent accounting firm. If the allowance is deemed inadequate, management sets aside additional reserves by increasing the charges against income.

The anticipated net charge-offs by loan category during 1996 include:

                                      In Thousands
                                      -------------

Commercial, financial and agricultural   $  371
Real estate - construction ...........       61
Real estate - mortgage ...............      929
Consumer .............................      535
                                         ------
TOTAL ................................   $1,896
                                         ======

ITEM 2. PROPERTIES

The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. The Bank constructed a new Technology Center designed to house the electronic data processing, proof, purchasing, statement rendering, and voice response operations. The Technology Center is located in Tupelo, Mississippi. In addition, the Bank operated thirty (30) full-service branches, and eleven (11) limited-service branches all of which are located within a 100 mile radius of Tupelo, Mississippi. The Bank has two (2) full-service branches in Southaven; one (1) full-service branch and two (2) limited-service branches in Booneville, one (1) full-service branch and one (1) limited-service branch in Amory, Corinth, Pontotoc, Grenada, Water Valley, and West Point, one (1) full-service branch each at Aberdeen, Batesville, Calhoun City, Coffeeville, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Saltillo, Sardis, Shannon, Verona, and Winona, Mississippi, one (1) limited-service branch each at Plantersville, and Smithville, Mississippi and six (6) full-service branches and one (1) limited-service branch in Tupelo, Mississippi.

The Registrant leases, on a long-term basis, five branch locations for use in conducting banking activities. The aggregate annual rental for all leased premises during the year ending December 31, 1995, did not exceed five percent of the Bank's operating expenses.

It is anticipated that in the next five years, branch renovations and construction will be completed at Aberdeen, Grenada, Corinth and a new location west of Tupelo, Mississippi. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.



ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending or threatened at December 31, 1995, which in the opinion of the Company could have a material adverse effect upon the Company's business or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1995.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The information under the captions "Market Value of Stock by Quarters" on page 28 of the Registrant's 1995 Annual Report is incorporated herein by reference.

At March 14, 1996, the total number of shareholders of the Company's common stock was 2,304.

The Registrant's common stock trades on the Nasdaq Stock Market under the symbol PHCO.


ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Information" on Page
27 of the Registrant's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 29 through 41 of the Registrant's 1995 Annual Report are incorporated herein in reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements are included on pages 8 through 26 of the Registrant's 1995 Annual Report and are incorporated herein by reference.

The information on Page 25 of the Registrant's 1995 Annual report reflecting unaudited quarterly results of operations is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and nominees of the Registrant appear under "Election of Directors" on Pages 3 through 4 of the Company's definitive Proxy Statement, dated March 19, 1996, which is incorporated herein by reference.

Information concerning executive officers of the Registrant and its subsidiary appears on Page 5 of the Proxy Statement under the caption "Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Summary Compensation Table-Annual
Compensation" on Pages 6 through 10 of the Company's definitive Proxy Statement, dated March 19, 1996, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under "Principal Holders of Voting Security" on Page 2 of the Company's definitive Proxy Statement, dated March 19, 1996, is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under "Transaction with Management: on Page 11 of the Company's definitive Proxy Statement, dated March 19, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a) (1) and (2) and (c) The response to this portion of Item 14 is submitted as a separate section of this report.

     (a)   (3) Listing of Exhibits:
               (3) Articles of Incorporation and Bylaws of
                    the Registrant are incorporated herein by reference to exhibits filed with the Registration Statement on Form S-14,
                    File No. 2-21776.

          (11) Statement re: Computation of per share earnings

          (13) Annual Report to Shareholders for the year ended December 31, 1995

          (23) Consent of Independent Auditors

          (27) Financial Data Schedule

      (b) No Form 8-K was filed during the quarter ended December
          31, 1995.

      (d) Financial Statement Schedules -- None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES HOLDING COMPANY

DATED: March 19, 1996                   By /s/ John W. Smith
- ----------------------                  -----------------------------
                                        John W. Smith, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

John W. Smith,
President and Director
(Chief Executive Officer,
Principal Financial Officer and
Principal Accounting Officer) .          /s/ John W. Smith

Robert C. Leake,
Chairman of the Board and
Director ......................          /s/ Robert C. Leake

William M. Beasley, Director ..          /s/ William M. Beasley
George H. Booth, II, Director .          /s/ George H. Booth, II

Dr. Walter L. Bourland,
Director ......................          /s/ Walter L. Bourland, M.D.

Frank B. Brooks, Director .....          /s/ Frank B. Brooks

A. M. Edwards, Jr., Director ..          /s/ A. M. Edwards, Jr.


Eugene B. Gifford, Jr.,
Director ......................          /s/ Eugene B. Gifford, Jr.

David P. Searcy, Director .....          /s/ David P. Searcy

Jimmy S. Threldkeld, Director .          /s/ Jimmy S. Threldkeld

Leonard W. Walden, Director ...          /s/ Leonard W. Walden

J. Heywood Washburn, Director .          /s/ J. Heywood Washburn

Robert H. Weaver, Director ....          /s/ Robert H. Weaver

J. Larry Young, Director ......          /s/ J. Larry Young

Form 10-K--Item 14 (a) (1) and (2) and (c)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8. These items are included in exhibit 13.

                         Report of Independent Auditors

            Consolidated Balance Sheets--December 31, 1995 and 1994

                 Consolidated Statements of Income--Years ended
                       December 31, 1995, 1994, and 1993

          Consolidated Statements of Shareholders' Equity--Years ended
                        December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flow--Years ended December 31,
                              1995, 1994 and 1993

         Notes to Consolidated Financial Statements--December 31, 1995


Schedules to the consolidated financial statements required by Article
9 of Regulation S-X are not required under the related instructions or are not applicable and therefore, have been omitted.