Form 10-Q
period 1996-03-31
PEOPLES HOLDING CO
filed 1996-05-13
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996
                         Commission File Number 0-12154

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

            Common stock, $5 Par Value, 2,604,760 shares outstanding
                              as of April 25, 1996

                          THE PEOPLES HOLDING COMPANY
                                     INDEX

PART 1. FINANCIAL INFORMATION                                   PAGE

     Item 1. FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               March 31, 1996 and December 31, 1995...............3

          Consolidated Statements of Income - Three Months
               Ended March 31, 1996 and 1995......................4

          Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1996 and 1995.........5

          Notes to Consolidated Financial Statements..............6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...................................10

     Item 6.(b) Reports on Form 8-K..............................10

     Signatures..................................................11

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31     DECEMBER 31
                                                     1996            1995
                                                 ------------     -----------
                                                   (Unaudited)    (Note 1)
Assets
   Cash and due from banks ................   $  49,583,182     $ 46,918,819
   Federal Fund Sold ......................       9,000,000       17,000,000
                                                 ----------       ----------
                                                 58,583,182       63,918,819

   Interest bearing balances with banks             386,927        8,814,411
   Securities held-to-maturity (market
      value-$51,488,530 and $50,109,526
      at March 31, 1996 and December 31,
      1995, respectively) .................      51,151,250       49,362,527

   Securities available-for-sale (amortized
      cost-$202,205,536 and $166,530,900 at
      March 31, 1996 and December 31, 1995
      respectively) .......................     202,857,542     168,381,798

   Loans ..................................     531,308,775      530,019,951
      Unearned Income .....................     (10,075,123)     (11,231,586)
      Allowance for loan losses ...........      (8,611,114)      (8,815,130)
                                                -----------     ------------
         Net Loans ........................     512,622,538      509,973,235
   Premises and equipment .................      20,619,479       20,323,492
   Other assets ...........................      21,888,240       20,925,126
                                                -----------     ------------
            Total Assets ..................   $ 868,109,158    $ 841,699,408
                                                ===========     ============

Liabilities
   Deposits:
      Noninterest-bearing .................   $ 121,851,255    $ 116,894,919
      Certificates of deposit exceeding
          $100,000 ........................      71,237,610       62,620,549
      Interest bearing ....................     571,806,892      560,029,831
                                               ------------     ------------
                Total Deposits ............     764,895,757      739,545,299

   Treasury tax and loan note account .....       2,710,066        2,400,495
   Borrowings ................. ...........       4,086,674        4,313,109
   Other liabilities ......................      10,593,082       10,480,085
                                               ------------     ------------
                Total Liabilities .........   $ 782,285,579    $ 756,738,988

Shareholders' Equity
   Common Stock, $5 par value-7,500,000
     shares authorized, 2,604,760 shares
     issued and outstanding at March 31, 1996
     and December 31, 1995, respectively ...     13,023,800       13,023,800
   Additional paid-in capital ..............     39,875,796       39,875,796
   Unrealized gains on securities,
     net of tax ............................        408,705       1,169,262
   Retained earnings .......................     32,515,278       30,891,562
                                               ------------     ------------
             Total Shareholders' Equity ....     85,823,579       84,960,420
                                               ------------     ------------
             Total Liabilities and
               Shareholders' Equity ........  $ 868,109,158    $ 841,699,408
                                               ============     ============

See Notes to Consolidated Financial Statements

                      THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED MARCH 31

                                                   1996             1995
                                                   ----             ----
                                                       (Unaudited)
Interest Income
      Loans .................... ..........   $ 12,265,259     $ 11,542,108
      Securities:
           Taxable ........................      2,979,267        2,334,021
           Tax-exempt .....................        717,022          674,900

      Other ...............................        298,778          161,474
                                                   -------          -------
                Total interest income .....     16,260,326       14,712,503

Interest Expense
      Time deposits exceeding $100,000 ....        865,095          705,372
      Other deposits ......................      6,054,048        4,797,117
      Borrowings ..........................         26,721          103,655
                                                    ------          -------
                Total interest expense ....      6,945,864        5,606,144
                                                 ---------        ---------
                Net interest income .......      9,314,462        9,106,359
Provision for loan losses .................        630,225          600,000
                                                   -------          -------
                 Net interest income after
                provision for loan losses .      8,684,237        8,506,359

Noninterest income:
      Service charges on deposit accounts..      1,600,496        1,482,839
      Fees and commission .................        419,300          335,444
      Trust department ....................        135,000          130,500
      Security gains(losses) ..............        108,450         (374,423)
      Other income ........................        471,228          457,231
                                                   -------          -------
                Total noninterest income ..      2,734,474        2,031,591

Noninterest expense:
      Salaries and employee benefits ......      4,638,228        4,269,779
      Net occupancy .......................        548,005          526,897
      Equipment ...........................        344,101          337,720
      Other ...............................      2,574,932        2,757,346
                                                 ---------        ---------
                Total noninterest expense..   $  8,105,266     $  7,891,742
                                                 ---------        ---------
Income before income taxes ................      3,313,445        2,646,208
Income taxes ..............................      1,005,977          758,101
                                                 ---------          -------
                Net income ................   $  2,307,468     $  1,888,107
                                                 =========        =========

Earnings per share ........................          $ .89            $ .72
                                                     =====            =====

Weighted average shares outstanding .......      2,604,760        2,604,760
                                                 =========        =========

See Notes to Consolidated Financial Statements.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  THREE MONTHS ENDED MARCH 31
                                                    1996             1995
                                                    ----             ----
                                                          (Unaudited)
Operating Activities
      Net Income ............................   $  2,307,468     $  1,888,107
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses .............        630,225          600,000
      Provision for depreciation and
           amortization .....................        473,449          455,067
      Net amortization (accretion)
           securities premiums/discounts ....       (139,959)       2,240,233
      Losses (gains) on sales/calls of
           securities .......................        (79,192)         387,712
      Increase in other liabilities .........        112,997          295,886
      Deferred income tax (credits) .........         39,041        (697,734)
      Losses (gains) on sales of premises
            and equipment ...................         (4,660)           6,420
      Increase in other assets ..............       (369,324)        (894,079)
                                                    --------         --------
           Net Cash Provided by Operating
                Activities ..................      2,970,045        4,281,612

Investment Activities
      Net decrease (increase) in balances
           with other banks .................      8,427,484       (2,975,538)
      Proceeds from maturities/calls of
           securities held-to-maturity ......        634,077          170,791
      Proceeds from maturities/calls of
           securities available-for-sale ....     20,479,617       14,264,636
      Proceeds from sales of
           securities available-for-sale ....      5,079,192       15,482,942
      Purchases of securities
           held-to-maturity .................     (2,348,422)      (1,935,056)
      Purchases of securities
           available-for-sale ...............    (61,088,836)     (17,674,336)
      Net increase in loans .................     (3,618,058)     (11,124,542)
      Proceeds from sale of premises and
           equipment  .......................         22,896          107,945
      Purchases of premises and equipment ...       (643,474)        (757,743)
                                                    --------         --------
           Net Cash Used in Investment
                Activities ..................    (33,055,524)     (4,440,901)

Financing Activities
      Net increase (decrease) in
           noninterest-bearing deposits .....      4,956,336       (4,106,913)
      Net increase in certificates of deposit
           exceeding $100,000 ...............      8,617,061        3,476,538
      Net increase in other interest-bearing
           deposits .........................     11,777,061       17,050,697
      Net increase (decrease) in treasury
           tax and loan note account ........        309,571       (1,103,347)
      Decrease in borrowings ................       (226,435)        (312,774)
      Cash dividends paid ...................       (683,752)        (625,142)
                                                    --------         --------
          Net Cash Provided by Financing
                Activities ..................     24,749,842       14,379,059
                                                  ----------       ----------
      (Decrease) Increase in Cash
                and Cash Equivalents ........     (5,335,637)      14,219,770
                                                  ----------       ----------
Cash and cash equivalents at
      beginning of period ...................     63,918,819       45,273,177
                                                  ----------       ----------
Cash and cash equivalents at end of period ..  $  58,583,182     $ 59,492,947
                                                  ==========       ==========
Non-cash transactions:
       Transfer of loans to other real estate  $     338,530     $     70,200
                                                     =======           ======

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The consolidated balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Registrant's annual report for the year ended December 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note 2 Changes in Accounting Methods

Beginning in 1995, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under these new standards, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or fair value of the collateral for certain collateral-dependent loans. The adoption of these new standards did not have a significant effect on the allowance for loan losses or the method of income recognition for impaired loans.

Note 3 Income Taxes
[CAPTION]

The components of income tax expense for the three months ended March 31, 1996, are presented below:

                             [S]         [C]
                              Current    $  966,936
                              Deferred       39,041
                                           --------
                                         $1,005,977
                                           ========

[CAPTION]
The reconciliation of income tax attributable to continuing operations computed at the United States federal statutory tax rates to income tax expense is:

[S]                                     [C]
Tax at United States statutory rate     $ 1,126,567
Add (deduct) effect of:
  Tax-exempt interest income ......        (242,028)
  State of Mississippi, net of
    federal tax benefit                      62,479
  Amortization of intangible assets          18,276
  Dividends received deduction ....          (6,021)
  Other items-net .................          46,704
                                          ----------
                                        $ 1,005,977
                                          ==========

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition
- -------------------

Total assets of The Peoples Holding Company grew from $841,699,408 on December 31, 1995, to $868,109,158 on March 31, 1996, or 3.14% for the three month period. Total securities increased from $217,744,325 on December 31, 1995, to $254,008,792 on March 31, 1996, in accordance with management's strategic plan. Loans, less unearned income, increased $2,445,287 or .47%.

Total deposits for the first three months of 1996 grew from $739,545,299 on December 31, 1995 to $764,895,757 on March 31, 1996, or an increase of 3.43%, with the majority of growth in time deposits.

The equity capital to total assets ratio was 9.89% and 10.09% for March 31, 1996 and December 31, 1995, respectively.


Results of Operations-Quarter Ended March 31, 1996 compared to 1995
- -------------------------------------------------------------------

The Company's net income for the first quarter of 1996 was $2,307,468 compared to $1,888,107 from the first quarter of 1995. The increase in net income for 1996 compared to 1995 is primarily due to security losses incurred in first quarter of 1995 based on management's decision to reinvest funds in securities which will yield a higher rate of return for the future. The annualized returns on average assets for the first quarter of 1996 and 1995 were 1.09% and .96%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and related liabilities. The net interest revenue was $9,314,462 and $9,106,359 for the three months ending March 31, 1996 and 1995, respectively. Earning assets averaged $773.9 million for first quarter of 1996 compared to $727.9 million for the same period in 1995. The net interest margin was 5.04% and 5.24% for the three months ending March 31, 1996 and 1995, respectively. The decrease in net interest margin is due to the increase in the volume and rate of costing liabilities in the first quarter of 1996.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, regulators, and the Company's independent accounting firm. The provision for loan losses totalled $630,225 and $600,000 for quarter ending March 31, 1996 and 1995, respectively. The allowance for loan losses as a percent of net loans outstanding was 1.65% and 1.67% as of March 31, 1996 and 1995, respectively. Net charge-offs to average loans was .16% and .05% for the three months ending March 31, 1996 and 1995, respectively.

Noninterest income, excluding security gains and losses was $2,626,024 for the quarter ending March 31, 1996, compared to $2,406,014 for same period in 1995, or a increase of 9.14%. Service charges were up $117,657, fees and commissions were up $83,856, and other operating income was up $13,997. These increases were due in part to an increase in total deposits of the Company.

Noninterest expenses were $8,105,266 for the quarter ending March 31, 1996, compared to $7,891,742 for the same period 1995, or an increase of 2.71%. The components of noninterest expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income tax expense was $1,005,977 for the three months ending March 31, 1996, compared to $758,101 for the same period in 1994. The increase is due to increased profits for the first quarter of 1996 compared to 1995 and also due to a net operating loss carryforward in the first quarter of 1995, which reduced state income taxes. The Company continues to invest in assets whose earnings are given favorable tax treatment.



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

Other sources available for meeting the Company's liquidity needs include the available-for-sale securities portfolio. The portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs.

Capital Resources

The Company is required to comply with the risk-based capital requirements of the Federal Reserve Board, the FDIC and the OCC. These requirements apply a variety of weighing factors which vary according to the level of risk associated with the particular assets. The Company met the guidelines for a well capitalized bank for March 31, 1996, and December 31, 1995. The table below shows the capital ratios of the Company at the dates indicated:

[CAPTION]

                               March 31       December 31       Well-
                                 1996            1995        Capitalized
                               ---------      -----------    -----------

[S]                              [C]             [C]         [C]
 Tier 1 Risk-Based Capital       15.41%          14.87%      6% or above

 Total Risk-Based Capital        16.67%          16.14%      10% or above

 Leverage Ratio                   9.47%           9.67%      5% or above


Retained earnings through operations have been the primary source of capital over the past three months. The ratio of shareholders' equity to total assets was 9.89% as of March 31, 1996, compared to 10.09% at December 31, 1995. Total shareholders' equity of the Company was $85,823,579 and $84,960,420 for March 31, 1996 and December 31, 1995, respectively. This represented an increase of $863,159 or 1.02%.

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $32.95 and $32.62 at March 31, 1996 and December 31, 1995, respectively. Cash dividends were raised to $.2625 per quarter, up from $.24 per share during the first quarter of 1995.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings

              There were no material proceedings pending at March 31 1996, against the registrant or its subsidiary.

   Item 6(b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the first quarter of 1996.

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




                                       THE PEOPLES HOLDING COMPANY
                                       ---------------------------
                                              Registrant



DATE:  May 9, 1996                        /s/  John W. Smith
                                       ---------------------------
                                             John W. Smith
                                    President & Chief Executive Officer