Form 10-Q
period 1996-06-30
PEOPLES HOLDING CO
filed 1996-08-09
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1996
                         Commission File Number 0-12154

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

            Common stock, $5 Par Value, 3,906,675 shares outstanding
                               as of July 24, 1996

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995.................. 3
            Consolidated Statements of Income - Six Months
                 Ended June 30, 1996 and 1995......................... 4
            Consolidated Statements of Income - Three Months
                 Ended June 30, 1996 and 1995......................... 4
            Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1996 and 1995.............. 5
            Notes to Consolidated Financial Statements................ 6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................. 7

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 10

         Item 4.

             Submission of Matters to a Vote of Shareholders......... 10

         Item 6.(b)

             Reports on Form 8-K..................................... 10

         Signatures.................................................. 10

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

[CAPTION]

                                                  JUNE 30        DECEMBER 31
                                                    1996             1995
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
[S]                                           [C]               [C]
Assets
   Cash and due from banks ................   $  49,488,068     $ 46,918,819
   Federal Fund Sold ......................       8,000,000       17,000,000
                                                 ----------       ----------
                                                 57,488,068       63,918,819

   Interest bearing balances with banks ....      2,803,942        8,814,411

   Securities held-to-maturity (market
      value-$49,110,347 and $50,109,526
      at June 30, 1996 and December 31,
      1995, respectively) .................      49,314,775       45,837,145

   Securities available-for-sale (amortized
      cost-$202,205,536 and $166,530,900 at
      June 30, 1996 and December 31, 1995,
      respectively) .......................     197,632,445      168,381,798

   Loans ..................................     539,252,359      533,545,333
      Unearned Income .....................      (9,285,073)     (11,231,586)
      Allowance for loan losses ...........      (8,849,895)      (8,815,130)
                                                -----------     ------------
         Net Loans ........................     521,117,391      513,498,617

   Premises and equipment .................      20,778,646       20,323,492
   Other assets ...........................      23,059,803       20,925,126
                                                -----------     ------------
            Total Assets ..................   $ 872,195,070    $ 841,699,408
                                                ===========     ============
Liabilities
   Deposits:
      Noninterest-bearing .................   $ 116,375,637    $ 116,894,919
      Certificates of deposit exceeding
          $100,000 ........................      82,438,971       62,620,549
      Interest bearing ....................     566,997,782      560,029,831
                                               ------------     ------------
                Total Deposits ............     765,812,390      739,545,299

   Treasury tax and loan note account .....       3,125,607        2,400,495
   Borrowings .............................       6,907,657        4,313,109
   Other liabilities ......................      10,310,143       10,480,085
                                               ------------     ------------
                Total Liabilities .........   $ 786,155,797    $ 756,738,988

Shareholders' Equity
   Common Stock, $5 par value-7,500,000
     authorized, 3,906,675 and 2,604,760
     shares issued and outstanding at
     June 30, 1996 and December 31, 1995,
     respectively ..........................     19,533,375       13,023,800
   Additional paid-in capital ..............     39,875,796       39,875,796
   Unrealized gains (losses) on securities,
     net of tax ............................       (872,032)       1,169,262
   Retained earnings .......................     27,502,134       30,891,562
                                               ------------     ------------
             Total Shareholders' Equity ....     86,039,273       84,960,420
                                               ------------     ------------
             Total Liabilities and
               Shareholders' Equity ........  $ 872,195,070    $ 841,699,408
                                               ============     ============

See Notes to Consolidated Financial Statements


                                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                   SIX MONTHS ENDED JUNE 30        THREE MONTHS ENDED JUNE 30
                                                   1996              1995             1996             1995
                                                   ----              ----             ----             ----
                                                         (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $ 24,769,781     $ 23,963,841      $ 12,504,522    $ 12,375,787
      Securities:
           Taxable .........................      6,084,321        4,812,589         3,105,054       2,478,568
           Tax-exempt ......................      1,348,120        1,268,803           631,098         639,849

      Other ................................        544,510          412,376           245,732         250,902
                                                    -------          -------             -----         -------
                Total interest income ......     32,746,732       30,457,609        16,486,406      15,745,106

Interest Expense
      Time deposits exceeding $100,000 .....      1,843,044        1,538,489           977,949         833,117
      Other deposits .......................     11,888,769       10,188,548         5,834,721       5,391,431
      Borrowings  ..........................        143,674          197,511           116,953          93,856
                                                    -------          -------            ------          ------
                Total interest expense .....     13,875,487       11,924,548         6,929,623       6,318,404
                                                 ----------       ----------         ---------       ---------
                Net interest income ........     18,871,245       18,533,061         9,556,783       9,426,702

Provision for loan losses ..................      1,260,450        1,200,000           630,225         600,000
                                                  ---------        ---------           -------         -------
                Net interest income after
                provision for loan losses ..     17,610,795       17,333,061         8,926,558       8,826,702

Noninterest income:
      Service charges on deposit accounts ..      3,211,701        3,055,878         1,611,205       1,573,039
      Fees and commissions .................        836,453          716,796           417,153         381,352
      Trust department .....................        270,000          261,000           135,000         130,500
      Security gains(losses) ...............        161,423         (413,963)           52,973         (39,540)
      Other ................................        796,537          803,587           325,309         346,356
                                                    -------          -------           -------         -------
                Total noninterest income ...      5,276,114        4,423,298         2,541,640       2,391,707

Noninterest expenses:
      Salaries and employee benefits .......      9,257,253        8,852,422         4,619,025       4,582,643
      Net occupancy ........................      1,119,080        1,113,268           571,075         586,371
      Equipment ............................        746,644          643,989           402,543         306,269
      Other ................................      5,232,170        4,900,379         2,657,238       2,143,033
                                                  ---------        ---------         ---------       ---------
                Total noninterest expenses .     16,355,147       15,510,058         8,249,881       7,618,316
                                                 ----------       ----------         ---------       ---------
Income before income taxes .................      6,531,762        6,246,301         3,218,317       3,600,093
Income taxes ...............................      1,961,424        1,818,055           955,447       1,059,954
                                                  ---------        ---------         ---------       ---------
                Net income .................   $  4,570,338     $  4,428,246      $  2,262,870    $  2,540,139
                                                 ==========       ==========      ============    ============

Earnings per share  ........................         $ 1.17           $ 1.13            $  .58          $  .65
                                                     ======           ======            ======          ======

Weighted average shares outstanding  .......      3,906,675        3,906,675         3,906,675       3,906,675
                                                  =========        =========         =========       =========

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 [CAPTION]
                                                  SIX MONTHS ENDED JUNE 30
                                                      1996             1995
                                                      ----             ----
                                                          (Unaudited)
[S]                                              [C]             [C]
Operating Activities
      Net Income .............................   $  4,570,338    $  4,428,246
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses ..............      1,260,450       1,200,000
      Provision for depreciation and
           amortization ......................        989,550         920,307
      Net amortization (accretion) of
           securities premiums/discounts .....       (731,941)      2,476,678
      Losses (gains) on sales/calls of
           securities ........................        (90,899)        441,542
      Increase (decrease) in other liabilities       (169,942)        432,506
      Deferred income tax (credits)...........        120,913        (656,907)
      Losses (gains) on sales of
           premises and equipment ............        (15,360)         27,069
      Increase in other assets ...............       (778,462)     (1,224,018)
                                                     --------      ----------
           Net Cash Provided by Operating
                Activities ...................      5,154,647       8,045,423

Investing Activities
      Net increase (decrease) in balances
           with other banks ..................      6,010,469      (2,871,195)
      Proceeds from maturities/calls of
           securities held-to-maturity .......        669,581         654,042
      Proceeds from maturities/calls of
           securities available-for-sale .....     37,835,540      30,604,300
      Proceeds from sales of
           securities available-for-sale .....     18,590,899      23,883,732
      Purchases of securities
           held-to-maturity ..................     (4,034,555)     (2,990,000)
      Purchases of securities
           available-for-sale ................    (88,208,602)    (48,037,930)
      Net increase in loans ..................     (9,447,845)    (26,598,029)
      Proceeds from sales of premises
           and equipment .....................         96,170         169,252
      Purchases of premises and equipment ....     (1,233,606)     (1,428,090)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ...................    (39,721,949)    (26,613,918)

Financing Activities
      Net decrease in
           noninterest-bearing deposits ......      (519,282)      (2,846,059)
      Net increase in certificate of deposits
          exceeding $100,000 .................     19,818,422       6,345,198
      Net increase in other
          interest-bearing deposits ..........      6,967,951      24,259,992
      Net increase (decrease) in treasury
          tax and loan note account  .........        725,112         373,271
      Increase (decrease) in borrowings ......      2,594,548        (528,699)
      Cash dividends paid ....................     (1,450,200)     (1,308,894)
                                                   ----------      ----------
           Net Cash Provided by Financing
                Activities ...................     28,136,551      26,294,809
                                                   ----------      ----------
            Increase (Decrease) in Cash
                and Cash Equivalents .........     (6,430,751)      7,726,314
      Cash and Cash Equivalents at
           beginning of period ...............     63,918,819      45,273,177
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $ 57,488,068    $ 52,999,491
                                                 ============    ============
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $    568,621    $    403,703
                                                 ============    ============

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1996


Note 1 Basis of Presentation:

The consolidated balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1995. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note 2 Changes in Accounting Methods:

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


Note 3  Stock Dividend:

Effective May 20, 1996, for shareholders of record at April 30, 1996, the Company declared a 50% stock dividend. The stock dividend increased the number of shares outstanding from 2,604,760 to 3,906,675, which is net of 465 fractional shares paid in cash by the Company. Per share data has been restated to reflect the stock dividend. The Company also increased the quarterly dividend from $.175 per share for the second quarter of 1995 to $.19 per share for the second quarter of 1996.

Note 4 Reclassifications:

Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition
- -------------------

Total assets of The Peoples Holding Company grew from $841,699,408 on December 31, 1995, to $872,195,070 on June 30, 1996, or 3.62% for the six month period. Total securities increased from $217,744,325 on December 31, 1995, to $246,947,220 on June 30, 1996, in accordance with management's strategic plan. Loans, less unearned income, increased $7,653,539 or 1.47% comparing June 30, 1996 to December 31, 1995.

Total deposits for the first six months of 1996 grew from $739,545,299 on December 31, 1995 to $765,812,390 on June 30, 1996, or an increase of 3.55%, with the majority of growth in time deposits.

The equity capital to total assets ratio was 9.86% and 10.09% for June 30, 1996 and December 31, 1995, respectively.


Results of Operations- Six and Three Month Periods ending
                            June 30, 1996 compared to June 30, 199
- --------------------------------------------------------------------------

The Company's net income for the six month period ending June 30, 1996 was $4,570,338 compared to $4,428,246 for the same period in 1995. During the second quarter of 1995, the Bank received a favorable reversal of a legal judgement, net of tax of $348,920, which was previously recorded as a loss in 1991. Excluding this reversal, the net income for the six month period ending June 30, 1995 would have been $4,079,326 and compared to the current period, net income would have increased 12.04% in 1996. Net income was $2,262,870 and $2,540,139 for the second quarter ending June 30, 1996 and 1995, respectively. The decrease in net income for the second quarter of 1996 compared to 1995 is due to the reversal of the legal judgement previously mentioned. The annualized returns on average assets for the six month period ending June 30, 1996 and 1995 was 1.07% and 1.11%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. The net interest income for the six month periods ending June 30, 1996 and 1995 was $18,871,245 and $18,533,061,
respectively. The net interest income was $9,556,783 and $9,426,702 for the three month periods ending June 30, 1996 and 1995, respectively. Earning assets averaged $782.4 million for the six month period ending June 30, 1996 compared to $734.8 million for the same period in 1995. The net interest margin was 5.06% and 5.23% for the six month periods ending June 30, 1996 and 1995, respectively. The decrease in net interest margin is due to the increase in the volume and rate of costing liabilities in 1996.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, regulators, and the Company's independent accounting firm. The provision for loan losses totaled $1,260,450 and $1,200,000 for the six month periods ending June 30, 1996 and 1995, respectively. The allowance for loan losses as a percent of net loans outstanding was 1.67% and 1.70% as of June 30, 1996 and December 31, 1995, respectively. Net charge-offs to average loans was .23% and .05% for the six month periods ending June 30, 1996 and 1995, respectively.

Noninterest income was $5,276,114 for the six month period ending June 30, 1996, compared to $4,423,298 for same period in 1995, or an increase of 19.28%. The majority of the increase between 1996 and 1995 is due to security gains of $161,423 in 1996 compared to security losses of $413,963 in 1995. The increase in deposits at June 30, 1996 compared to same period in 1995 resulted in an increase in service charges and fees and commissions. Noninterest income for the quarter ending June 30, 1996 increased $149,933 or 6.27% compared to the same period in 1995. The increase is due to security gains in the second quarter of 1996 compared to security losses in 1995 and an increase in the deposits resulted in more service charges and fees and commissions.

Noninterest expenses were $16,355,147 for six month period ending June 30, 1996, compared to $15,510,058 for the same period 1995, or an increase of 5.45%. The components of noninterest expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending June 30, 1996 increased $631,565 or 8.29% compared to the same period in 1995. The increase is mainly due to the reversal of the legal judgement in 1995 that was previously mentioned.

Income tax expense was $1,961,424 for the six month period ending June 30, 1996, compared to $1,818,055 for the same period in 1995. The increase is due to increased profits for the six month period ending 1996 compared to 1995 and the Company paying State of Mississippi taxes after a net operating loss carryforward was depleted in the first quarter of 1995. The Company continues to invest in assets whose earnings are given favorable tax treatment.


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

Approximately 89% of the Company's deposits are composed of accounts with balances less than $100,000. When evaluating the movement of these funds even during large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs.


Other sources available for meeting the Company's liquidity needs include the available-for-sale securities portfolio and Federal Home Loan Bank borrowings. The portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs.


Capital Resources

The Company is required to comply with the risk-based capital requirements of the Federal Reserve Board, the FDIC and the OCC. These requirements apply a variety of weighing factors which vary according to the level of risk associated with the particular assets. The Company met the guidelines for a well capitalized bank for June 30, 1996, and December 31, 1995. The table below shows the capital ratios of the Company at the dates indicated:

[CAPTION]
                               June 30       December 31       Well-
                                 1996            1995        Capitalized
                               ---------      -----------    -----------

[S]                              [C]             [C]         [C]
 Tier 1 Risk-Based Capital       15.55%          14.87%      6% or above

 Total Risk-Based Capital        16.80%          16.14%      10% or above

 Leverage Ratio                   9.57%           9.67%      5% or above


Retained earnings through operations have been the primary source of capital over the past six months. The ratio of shareholders' equity to total assets was 9.86% as of June 30, 1996, compared to 10.09% at December 31, 1995. Total shareholders' equity of the Company was $86,039,273 and $84,960,420 for June 30, 1996 and December 31, 1995, respectively. This represented an increase of $1,078,853 or 1.27%.

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well-capitalized bank.

Book value per share was $22.02 and $21.75 at June 30, 1996 and December 31, 1995, respectively. Cash dividends were raised to $.19 per quarter, up from $.175 per share during the second quarter of 1995.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There were no material proceedings pending at June 30, 1996 against the registrant or its subsidiary.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of The Peoples Holding Company was held on April 9, 1996, for the purpose of electing four members to the board of directors for a three year term, and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

 [CAPTION]
               Election of Directors          For      Against   Abstain

               [S]                         [C]           [C]     [C]
               William M. Beasley          2,105,918     3,265   495,577
               Marshall H. Dickerson       2,103,550     5,633   495,577
               A.M. Edwards, Jr.           2,102,291     6,892   495,577
               Eugene B. Gifford, Jr.      2,104,240     4,943   495,577

               Ratify appointment of
               Ernst & Young LLP as
               independent auditors
               for 1996                    2,100,633     4,160   499,967


   Item 6(b)   Reports on Form 8-K

               The following 8-K was filed on May 20, 1996:

               The Board of Directors of The Peoples Holding Company, at the April board meeting, voted to declare a 50% stock dividend to shareholders of record April 30, 1996, to be issued on May 20, 1996.



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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                              Registrant



DATE:  July 24, 1996                    /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer