Form 10-Q
period 1996-09-30
PEOPLES HOLDING CO
filed 1996-11-13
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended September 30, 1996
                         Commission File Number 0-12154

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

            Common stock, $5 Par Value, 3,906,675 shares outstanding
                               as of November 12, 1996

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets -
                 September 30, 1996 and December 31, 1995............. 3
            Consolidated Statements of Income - Nine Months
                 Ended September 30, 1996 and 1995.................... 4
            Consolidated Statements of Income - Three Months
                 Ended September 30, 1996 and 1995.................... 4
            Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995........ 5
            Notes to Consolidated Financial Statements................ 6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................. 7

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 10


         Item 6.(b)

             Reports on Form 8-K..................................... 10

             Signatures.............................................. 10

[CAPTION]
                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                               SEPTEMBER 30       DECEMBER 31
                                                    1996             1995
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
[S]                                           [C]               [C]
Assets
   Cash and due from banks ................   $  48,332,727     $ 46,918,819
   Federal Fund Sold ......................                       17,000,000
                                                 ----------       ----------
                                                 48,332,727       63,918,819

   Interest bearing balances with banks ....        107,635        8,814,411

   Securities held-to-maturity (market
      value-$50,870,418 and $46,584,144
      at September 30, 1996 and December 31,
      1995, respectively) ..................     50,812,883       45,837,145

   Securities available-for-sale (amortized
      cost-$196,020,792 and $170,056,282 at
      September 30, 1996 and
      December 31, 1995, respectively) ....     195,597,190      168,381,798

   Loans ..................................     556,170,624      533,545,333
      Unearned Income .....................      (8,705,911)     (11,231,586)
      Allowance for loan losses ...........      (9,013,681)      (8,815,130)
                                                -----------     ------------
         Net Loans ........................     538,451,032      513,498,617

   Premises and equipment .................      20,697,570       20,323,492
   Other assets ...........................      23,639,094       20,925,126
                                                -----------     ------------
            Total Assets ..................   $ 877,638,131    $ 841,699,408
                                                ===========     ============
Liabilities
   Deposits:
      Noninterest-bearing .................   $ 118,639,941    $ 116,894,919
      Certificates of deposit exceeding
          $100,000 ........................      75,799,970       62,620,549
      Interest bearing ....................     563,295,813      560,029,831
                                               ------------     ------------
                Total Deposits ............     757,735,724      739,545,299

   Treasury tax and loan note account .....      10,000,000        2,400,495
   Borrowings .............................      10,034,954        4,313,109
   Other liabilities ......................      11,685,268       10,480,085
                                               ------------     ------------
                Total Liabilities .........   $ 789,455,946    $ 756,738,988

Shareholders' Equity
   Common Stock, $5 par value-7,500,000
     authorized, 3,906,675 and 2,604,760
     shares issued and outstanding at
     September 30, 1996 and
     December 31, 1995, respectively .......     19,533,375       13,023,800
   Additional paid-in capital ..............     39,875,796       39,875,796
   Unrealized gains (losses) on securities
     available-for-sale, net of tax .........      (265,596)       1,169,262
   Retained earnings .......................     29,038,610       30,891,562
                                               ------------     ------------
             Total Shareholders' Equity ....     88,182,185       84,960,420
                                               ------------     ------------
             Total Liabilities and
               Shareholders' Equity ........  $ 877,638,131    $ 841,699,408
                                               ============     ============

See Notes to Consolidated Financial Statements


                                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME

                                               NINE MONTHS ENDED SEPTEMBER 30    THREE MONTHS ENDED SEPTEMBER 30
                                                   1996              1995             1996             1995
                                                   ----              ----             ----             ----
                                                         (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $ 37,534,320     $ 36,520,022      $ 12,764,539    $ 12,648,072
      Securities:
           Taxable .........................      9,152,374        7,411,152         3,068,053       2,598,563
           Tax-exempt ......................      2,116,570        2,060,993           768,450         700,299

      Other ................................        671,362          657,974           126,852         245,598
                                                    -------          -------             -----         -------
                Total interest income ......     49,474,626       46,650,141        16,727,894      16,192,532

Interest Expense
      Time deposits exceeding $100,000 .....      2,857,708        2,405,411         1,014,664         866,922
      Other deposits .......................     17,730,990       15,837,862         5,842,221       5,649,314
      Borrowings  ..........................        300,842          290,180           157,168          92,669
                                                    -------          -------            ------          ------
                Total interest expense .....     20,889,540       18,533,453         7,014,053       6,608,905
                                                 ----------       ----------         ---------       ---------
                Net interest income ........     28,585,086       28,116,688         9,713,841       9,583,627

Provision for loan losses ..................      1,894,808        2,122,306           634,358         922,306
                                                  ---------        ---------           -------         -------
                Net interest income after
                provision for loan losses ..     26,690,278       25,994,382         9,079,483       8,661,321

Noninterest income:
      Service charges on deposit accounts ..      4,888,371        4,488,585         1,676,670       1,432,707
      Fees and commissions .................      1,299,305        1,115,379           462,852         398,583
      Trust department .....................        405,000          391,500           135,000         130,500
      Security gains(losses) ...............        191,723         (511,221)           30,300         (97,258)
      Other ................................      1,176,964        2,390,944           380,427       1,587,357
                                                    -------          -------           -------         -------
                Total noninterest income ...      7,961,363        7,875,187         2,685,249       3,451,889

Noninterest expenses:
      Salaries and employee benefits .......     13,984,828       13,580,649         4,727,575       4,728,227
      Net occupancy ........................      1,649,284        1,635,728           530,204         522,460
      Equipment ............................      1,146,504          956,898           399,860         312,909
      Other ................................      8,075,320        7,641,460         2,843,150       2,741,081
                                                  ---------        ---------         ---------       ---------
                Total noninterest expenses .     24,855,936       23,814,735         8,500,789       8,304,677
                                                 ----------       ----------         ---------       ---------
Income before income taxes .................      9,795,705       10,054,834         3,263,943       3,808,533
Income taxes ...............................      2,946,622        2,989,827           985,198       1,171,772
                                                  ---------        ---------         ---------       ---------
                Net income .................   $  6,849,083     $  7,065,007      $  2,278,745    $  2,636,761
                                                 ==========       ==========      ============    ============

Earnings per share  ........................         $ 1.75           $ 1.81            $  .58          $  .67
                                                     ======           ======            ======          ======

Weighted average shares outstanding  .......      3,906,675        3,906,675         3,906,675       3,906,675
                                                  =========        =========         =========       =========

See Notes to Consolidated Financial Statements



[CAPTION]
                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                      1996             1995
                                                      ----             ----
                                                          (Unaudited)
[S]                                              [C]             [C]
Operating Activities
      Net Income .............................   $  6,849,083    $  7,065,007
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses ..............      1,894,808       2,122,306
      Provision for depreciation and
           amortization ......................      1,604,176       1,398,537
      Net amortization (accretion) of
           securities premiums/discounts .....         84,331       1,579,392
      Losses (gains) on sales/calls of
           securities ........................       (191,723)        511,221
      Increase in other liabilities ..........      1,205,183       1,823,888
      Deferred income tax (credits)...........        180,740        (331,727)
      Gain on sale of loans ..................                       (585,304)
      Losses (gains) on sales of
           premises and equipment ............        (78,651)         13,917
      Increase in other assets ...............     (1,087,010)     (1,952,719)
                                                     --------      ----------
           Net Cash Provided by Operating
                Activities ...................     10,460,937      11,644,518

Investing Activities
      Net (increase) decrease in balances
           with other banks ..................      8,706,776        (489,778)
      Proceeds from maturities/calls of
           securities held-to-maturity .......      2,361,056       1,349,041
      Proceeds from maturities/calls of
           securities available-for-sale .....     42,748,943      52,003,805
      Proceeds from sales of
           securities available-for-sale .....     23,691,723      26,511,221
      Purchases of securities
           held-to-maturity ..................     (7,367,988)     (4,726,114)
      Purchases of securities
           available-for-sale ................    (95,791,972)    (82,796,018)
      Net increase in loans ..................    (28,253,132)    (36,526,651)
      Proceeds from sales of loans ...........                     12,690,078
      Proceeds from sales of premises
           and equipment .....................         84,636         167,504
      Purchases of premises and equipment ....     (1,546,377)     (2,903,074)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ...................    (55,366,335)    (34,719,986)

Financing Activities
      Net (increase) decrease in
           noninterest-bearing deposits ......      1,745,022      (2,421,374)
      Net increase in certificate of deposits
          exceeding $100,000 .................     13,179,421       7,560,200
      Net increase in other
          interest-bearing deposits ..........      3,265,982      26,596,533
      Net increase (decrease) in treasury
          tax and loan note account  .........      7,599,505          (8,702)
      Net increase (decrease) in borrowings ..      5,721,845        (246,950)
      Cash dividends paid ....................     (2,192,469)     (1,992,646)
                                                   ----------      ----------
           Net Cash Provided by Financing
                Activities ...................     29,319,306      29,487,061
                                                   ----------      ----------
            Increase (Decrease) in Cash
                and Cash Equivalents .........    (15,586,092)      6,411,593
      Cash and Cash Equivalents at
           beginning of period ...............     63,918,819      45,273,177
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $ 48,332,727    $ 51,684,770
                                                 ============    ============
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $  1,405,909    $  1,912,124
                                                 ============    ============

See Notes to Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

Note 1 Basis of Presentation:

The consolidated balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1995. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note 2 Changes in Accounting Methods:

Beginning in 1995, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under these new standards, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or fair value of the collateral for certain collateral-dependent loans. The adoption of these new standards did not have a significant effect on the allowance for loan losses or the method of income recognition for impaired loans.

Beginning in 1996, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 122 "Accounting for Mortgage Servicing rights, an Amendment of FASB Statement No. 65." Under this new standard, the company is required to capitalize the cost of mortgage servicing rights separate from the cost of originating the loan, when a definitive plan to sell or securitize the loan and retain the mortgage servicing rights exists. The adoption of this new standard did not have a significant impact on the financial condition or results of operations of the Company.

Note 3 Stock Dividend:

Effective May 20, 1996, for shareholders of record at April 30, 1996, the Company declared a 50% stock dividend. The stock dividend increased the number of shares outstanding from 2,604,760 to 3,906,675, which is net of 465 fractional shares paid in cash by the Company. Per share data has been restated to reflect the stock dividend. The Company also increased the quarterly dividend from $.175 per share for the third quarter of 1995 to $.19 per share for the third quarter of 1996.

Note 4 Reclassifications:

Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition
-------------------

Total assets of The Peoples Holding Company grew from $841,699,408 on
December 31, 1995, to $877,638,131 on September 30, 1996, or 4.27% for the nine month period. Total securities increased from $214,218,943 on December 31, 1995, to $246,410,073 on September 30, 1996, in accordance with management's strategic plan. Loans, net of unearned income, increased $25,150,966 or 4.82% comparing September 30, 1996 to December 31, 1995.

Total deposits for the first nine months of 1996 grew from $739,545,299 on December 31, 1995 to $757,735,724 on September 30, 1996, or an increase of 2.46%, with the majority of growth in certificates of deposit exceeding $100,000.

The Treasury tax and loan note account increased $7,599,505 due to short-term borrowings made in September 1996. The Company also borrowed, on a short-term note, approximately $4,000,000 from the Federal Home Loan Bank, which increased borrowings for 1996 compared to 1995. The short-term borrowings were subsequently paid in October 1996.

The equity capital to total assets ratio was 10.05% and 10.09% at September 30, 1996 and December 31, 1995, respectively.




Results of Operations-September 30, 1996 compared to September 30, 1995
-----------------------------------------------------------------------

The Company's net income for the nine month period ending September 30, 1996 was $6,849,083 compared to $7,065,007 for the same period in 1995. The following factors affect the comparability of net income for the nine month periods ending September 30, 1996 and 1995. Effective September 30, 1996, the Company was assessed a one-time charge of approximately $240,000 ($150,000 net of tax) by the Federal Deposit Insurance Corporation (FDIC) to re-capitalize the Savings Association Insurance Fund (SAIF). All Oakar financial institutions were assessed based on their deposit base at March 31, 1995. Also, during the third quarter of 1995, the Company realized a gain on the sale of loans totalling approximately $330,000, net of tax. These were 25 to 30 year mortgages that were sold based on management's strategic plan. Finally, during the second quarter of 1995, the Bank received a favorable reversal of a legal judgement, net of tax of $348,920, which was previously expenses as a loss in 1991. The annualized returns on average assets for the nine month periods ending September 30, 1996 and 1995 were 1.06% and 1.16%, respectively.

Net income was $2,278,745 and $2,636,761 for the third quarter ending September 30, 1996 and 1995, respectively. The decrease in net income for the third quarter of 1996 compared to 1995 is due to the FDIC assessment in 1996 and gain on loans in 1995, previously mentioned.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and interest-sensitive liabilities. Net interest income for the nine month periods ending September 30, 1996 and 1995 was $28,585,086 and $28,116,688,
respectively. Net interest income was $9,713,841 and $9,583,627 for the three month periods ending September 30, 1996 and 1995, respectively. Earning assets averaged $770.6 million for the nine month period ending September 30, 1996 compared to $740.7 million for the same period in 1995. Net interest margin was 5.08% and 5.24% for the nine month periods ending September 30, 1996 and 1995, respectively. The decrease in net interest margin is due to the increase in the volume and rate of costing liabilities in 1996.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans.
The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review, regulators, and the Company's independent accounting firm. The provision for loan losses totaled $1,894,808 and $2,122,306 for the nine month periods ending September 30, 1996 and 1995, respectively. The allowance for loan losses as a percentage of net loans outstanding was 1.65% and 1.69% as of September 30, 1996 and December 31, 1995, respectively. Net charge-offs to average loans was .32% and .35% for the nine month periods ending September 30, 1996 and 1995, respectively.

Noninterest income was $7,961,363 for the nine month period ending September 30, 1996, compared to $7,875,187 for the same period in 1995. The increase between 1996 and 1995 is due to the net effect of security gains of $191,723 in 1996 compared to security losses of $511,221 in 1995, offset by the gain of approximately $525,000, before tax, from loans sold in the third quarter of 1995. The increase in deposits at September 30, 1996 compared to same period in 1995 resulted in an increase in service charges along with fees and commissions. Noninterest income for the quarter ending September 30, 1996 decreased $766,640 or 22.21% compared to the same period in 1995. The decrease is mainly due to the gain on loans sold in the third quarter of 1995 and the reversal of a legal judgement in second quarter of 1995 of approximately $585,000 that was expensed in 1991. All other categories under noninterest income were up in the third quarter of 1996 compared to 1995 due to increase in deposit base and security gains in 1996 versus security losses in 1995.

Noninterest expenses were $24,855,936 for nine month period ending September 30, 1996, compared to $23,814,735 for the same period 1995, or an increase of 4.37%. The components of noninterest expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending September 30, 1996 increased $196,112 or 2.36% compared to the same period in 1995. In the third quarter of 1996, the Company offered an early retirement package to certain employees, which resulted in a lower cost of salaries in the third quarter of 1996 compared to 1995.

Income tax expense was $2,946,622 for the nine month period ending September 30, 1996, compared to $2,989,827 for the same period in 1995. The decrease is due to decreased profits for the nine month period ending September 30, 1996 compared to 1995 and the Company paying State of Mississippi taxes after a net operating loss carryforward was depleted in the first quarter of 1995. The Company continues to invest in assets whose earnings are given favorable tax treatment.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is the key to assuring liquidity. The Company continues to maintain a satisfactory level of dependency on other public funds. This has added stability to the Company's core deposit base stabilizing the dependency on highly liquid assets.

Approximately 90% of the Company's deposits are composed of accounts withbalances less than $100,000. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs.


Other sources available for meeting the Company's liquidity needs include the available-for-sale securities portfolio and Federal Home Loan Bank borrowings. The available-for-sale portfolio is composed of securities with a readily available market and can be used to convert to cash if the need arises. In addition the Company will maintain a federal funds position which provides day-to-day funds to meet liquidity needs.


Capital Resources

The Company is required to comply with the risk-based capital requirements of the Federal Reserve Board, the FDIC, and the OCC. These requirements apply a variety of weighing factors which vary according to the level of risk associated with the particular assets. The Company met the guidelines for a well capitalized bank at September 30, 1996 and December 31, 1995. The table below shows the capital ratios of the Company at the dates indicated:

[CAPTION]

                             September 30     December 31        Well-
                                 1996            1995        Capitalized
                               ---------      -----------    -----------

[S]                              [C]             [C]         [C]
 Tier 1 Risk-Based Capital       15.11%          14.87%      6% or above

 Total Risk-Based Capital        16.37%          16.14%      10% or above

 Leverage Ratio                   9.69%           9.67%      5% or above


Retained earnings through operations have been the primary source of capital over the past nine months. The ratio of shareholders' equity to total assets was 10.05% as of September 30, 1996, compared to 10.09% at December 31, 1995. Total shareholders' equity of the Company was $88,182,185 and $84,960,420 at September 30, 1996 and December 31, 1995, respectively. This represented an increase of $3,221,765 or 3.79%.

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well-capitalized bank.

Book value per share was $22.57 and $21.75 at September 30, 1996 and December 31, 1995, respectively. Quarterly cash dividends were raised to $.19 per share, up from $.175 per share in 1995.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There were no material proceedings pending at September 30, 1996, against the registrant or its subsidiary.


   Item 6(b)   Reports on Form 8-K

               No reports on Form 8-K were filed in the third quarter ending September 30, 1996.






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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                              Registrant



DATE:  November 12, 1996                 /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer