Form 10-K405
period 1996-12-31
PEOPLES HOLDING CO
filed 1997-03-27
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1996
                         Commission file number 0-12154

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $145,035,309.

On March 14, 1997, there were 3,906,675 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Shareholders' Report are incorporated by reference into Part I and II of this report.

Portions of annual Proxy Statement dated March 17, 1997, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                            Exhibit Index on Page 17

                           THE PEOPLES HOLDING COMPANY

                                    FORM 10-K

                      For the year ended December 31, 1996

                                    CONTENTS

PART I

         Item 1.  Business.............................................3
         Item 2.  Properties..........................................12
         Item 3.  Legal Proceedings...................................12
         Item 4.  Submission of Matters to a Vote of Security Holders.12

PART II

         Item 5.  Market for Registrant's Common Stock
                  and Related Stockholder Matters.....................12
         Item 6.  Selected Financial Data.............................12
         Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......13
         Item 8.  Financial Statements and Supplementary Data.........13
         Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.............13

PART III

         Item 10. Directors and Executive Officers of the Registrant..13
         Item 11. Executive Compensation..............................13
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management......................................13
         Item 13. Certain Relationships and Related Transactions......13

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.................................14

                                     PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 1. BUSINESS

General

The Peoples Holding Company (the "Registrant" or "Company"), was organized under the laws of the State of Mississippi and incorporated on November 10, 1982, in order to acquire all of the common stock of The Peoples Bank & Trust Company, Tupelo, Mississippi (the "Bank").

Organization

The Registrant commenced business on July 1, 1983 and the acquisition of the Bank was also consummated at that time. All of the Registrant's banking activities are conducted through the Bank, which on December 31, 1996, had 41 banking offices in Tupelo, Aberdeen, Amory, Batesville, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch, Plantersville, Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, West Point, and Winona, Mississippi. All branches are located within a 100 mile radius of Tupelo, Mississippi.

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

As a commercial bank, a complete range of banking services are provided to individuals and small-to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. In addition to a wide variety of fiduciary services, the Bank administers (as trustee or in other fiduciary or representative capacities) pension, profit-sharing and other employee benefit plans and personal trusts and estates. The Bank also offers accounts receivable factoring to qualified businesses. Neither the Registrant nor the Bank has any foreign activities. The Bank also offers to its customers the VISA and MasterCard credit cards.

Competition

Vigorous competition exists in all major areas where the Registrant and its subsidiary are engaged in business. Not only does the Registrant compete through its subsidiary bank with state and national banks in its service areas, but also, with savings and loan associations, credit unions, and finance companies for available loans and depository accounts.

In the following paragraph reference is made to the Registrant's competitive position as measured in terms of total assets on December 31, 1996. Any such reference is used solely as a method of placing the competition in perspective as of that particular date. Due to the intense local competition, the Registrant makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

On December 31, 1996, the Registrant and its subsidiary had total assets of $893,089,352 and, as such, ranked sixth in Mississippi. The Registrant receives a large part of its competition from BankCorp South, the Tupelo branch operation of Deposit Guaranty National Bank and Union Planters Bank of Memphis, TN. On December 31, 1996, BankCorp South, Deposit Guaranty National Bank, and Union Planters Bank of Mississippi had total assets of approximately $3,617,239,000, $4,510,498,000, and $2,319,000,000, respectively.


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

The Act requires every bank holding company to obtain prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned by the Registrant. The Act provides that the Board shall not approve any acquisition, merger or consolidation which would result in monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking, or any other transaction the effect of which might substantially lessen competition, or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

Mississippi banks are permitted to merge with other existing banks statewide and to acquire or be acquired, by banks or bank holding companies of a state within a region consisting of Alabama, Arkansas, Florida, Kentucky, Louisiana, Missouri, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia, provided, however, that the state of an acquired bank has to have reciprocal legislation which would allow banks or bank holding companies in that state to acquire or be acquired by banks or bank holding companies in Mississippi. Section 102 of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 will remove territorial restrictions for interstate bank mergers. This section will become effective May 1, 1997.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earnings retained in the current year plus retained net profits.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 1996, the maximum amount available for transfer from the Bank to the Company in the form of loans was 11% of consolidated net assets.

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

In the past few years, the trend seems to be toward competitive equality within the financial services industry. This was evidenced in 1980 by the formation of the Depository Institution Deregulation Committee (the "DIDC"). The DIDC's sole purpose was to eliminate the restrictions imposed upon the rates of interest a depository institution could pay on a deposit account. The trend was again evidenced in 1982 with the passage of the Garn-St. Germain Depository Institutions Act. This act provided for, among other things, the money market account. This account was designed to operate in a manner similar to the money market mutual funds being offered by the stock and similar to the money market mutual funds being offered by the stock and investment brokers. It would earn a market rate of interest, with limited third-party withdrawals and a minimum balance requirement.

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

Personnel

At December 31, 1996, the Registrant and its subsidiary employed 551 persons on a full-time basis.

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

Executive Officers of The Registrant

The principal executive officer of the Company and its subsidiary as of December 31, 1996, is as follows:

                   Name                             Age
                   ----                             ---
               John W. Smith                         61

Position and Office: Director and Executive Vice President of the Company from July, 1983, until July 1993, and Director and President since August, 1993. Director and Executive Vice President of the Bank from 1978 and 1976, respectively, until August, 1993, and Director and President of the Bank since August, 1993.

Mr. Smith has been employed by the Registrant or its subsidiary in a management position for the last eight (8) years. All of the Registrant's officers are appointed annually by the appropriate Board of Directors to serve at the discretion of the Board.

The following table sets forth for The Peoples Holding Company, as of December 31 for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The change in volume and rate is calculated using the tax equivalent basis.

[CAPTION]
                                             1996 COMPARED TO 1995

                                          INCREASE(DECREASE) DUE TO
                                          -------------------------
                                       VOLUME        RATE      NET (1)
                                       ------        ----      -------
                                               (In Thousands)
[S]                                  [C]         [C]        [C]
Earning assets:
Loans, net of
  unearned income ................   $  1,580    $   (315)  $  1,265

Securities
  U. S. government
    securities and agencies ......      1,160         333      1,493
  Obligations of states and
    political subdivisions .......        440        (132)       308
  Mortgage-backed securities .....        549          27        576
  Other securities ...............        (18)        (25)       (43)

Other ............................        (40)        (95)      (135)
                                     --------    --------   --------
Total earning assets .............   $  3,671    $   (207)  $  3,464
                                     --------    --------   --------

Interest-bearing liabilities:
Interest-bearing demand
  deposit accounts ...............   $    173    $    743   $    916
Savings accounts .................         58        (125)       (67)
Time deposits ....................      1,591          73      1,664
Other ............................        159         (49)       110
                                     --------    --------   --------
Total interest-bearing
  liabilities ....................   $  1,981    $    642   $  2,623
                                     --------    --------   --------
Change in net interest
  income .........................   $  1,690    $   (849)  $    841
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

[CAPTION]
                                           1995 COMPARED TO 1994

                                         INCREASE(DECREASE) DUE TO
                                         -------------------------
                                        VOLUME     RATE      NET (1)
                                        ------     ----      -------
                                             (In Thousands)

[S]                                   [C]         [C]        [C]
Earning assets:
Loans, net
  unearned income .................   $  4,607    $  4,832   $  9,439

Securities:
  U. S. Government
    securities and agencies .......     (1,508)        989       (519)
  Obligations of states and
    political subdivisions ........        280          80        360
  Mortgage-backed securities ......        156         563        719
  Other securities .................       (31)         94         63

Other .............................        172         328        500
                                      --------    --------   --------
Total earning assets ..............   $  3,676    $  6,886   $ 10,562
                                      --------    --------   --------

Interest-bearing liabilities:
Interest-bearing demand
  deposits accounts ...............   $   (513)   $    630   $    117
Savings accounts ..................       (155)        186         31
Time deposits .....................      2,253       4,346      6,599
Other .............................        (77)         61        (16)
                                      --------    --------   --------
Total interest-bearing
  liabilities .....................   $  1,508    $  5,223   $  6,731
                                      --------    --------   --------
Change in net interest
  income ..........................   $  2,168    $  1,663   $  3,831
                                      ========    ========   ========


(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

                              INVESTMENT PORTFOLIO


The following table sets forth the amortized cost of securities at the dates indicated:


[CAPTION]
                                    December 31
                                     -----------
                              1996      1995        1994
                           ---------  --------    --------
                                    (In Thousands)

[S]                       [C]         [C]        [C]
U.S. Government and
  Agency Securities ....  $ 125,087   $ 99,842   $124,463
Obligations of State and
  Political Subdivisions     52,051     45,837     42,910
Other Securities .......     68,610     66,688     48,124
                             ------     ------     ------
                          $ 245,748   $212,367   $215,497
                          =========   ========   ========



The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities at December 31, 1996:



                                         After One           After Five
                         Within          But Within          But Within           After
                        One Year         Five Years          Ten Years          Ten Years
                        --------         -----------         ----------         ---------

U.S Government
  and Agency
  Securities ...   $ 33,034  6.36%     $ 73,537  6.44%    $ 18,515  6.88%   $

Obligations of
  States and
  Political
  Subdivisions .      2,531  9.59%       12,277  9.79%      27,214  8.38%     10,029  7.72%

Other Securities     23,938  6.73%       39,372  6.71%       5,300  6.83%
                     ------              ------              -----            ------
Total ..........    $59,503            $125,186           $ 51,029          $ 10,029
                     ======             =======             ======            ======



The maturity of mortgage-backed securities, included as other securities, reflects scheduled repayments when the payment is due.

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 34% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth loans (excluding real estate mortgage loans, consumer loans, and net receivables on leased equipment, which are included in commercial, financial and agricultural loans in the consolidated financial statements) outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated; also, amounts due after one year are classified according to their sensitivity to changing interest rates.


[CAPTION]

                                 Loans Maturing
                  --------------------------------------------

                            After One     After
                   Within   But Within    Five
                  One Year  Five Years    Years     Total
                  --------  ----------    -----     -----

[S]               [C]        [C]        [C]        [C]
Commercial,
  financial and
  agricultural    $ 72,439   $ 26,514   $  8,636   $107,589
Real estate-
  construction      19,852        799                20,651
                  --------   --------   --------   --------
                  $ 92,291   $ 27,313   $  8,636   $128,240
                  ========   ========   ========   ========


[CAPTION]

                                Interest Sensitivity
                                --------------------

                             Fixed             Variable
                              Rate               Rate
                              ----               ----

                                   (In Thousands)
[S]                         [C]                [C]
Due after 1 but within 5
  years .................   $25,031            $ 2,282
Due after 5 years .......     8,636
                            -------             ------
                            $33,667            $ 2,282
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

The allowance for loan losses is available to absorb credit losses from the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for losses, including losses on loans assessed as impaired under SFAS No. 114, "Accounting by Creditors For Impairement of a Loan." The balance of these loans determined as impaired and their related allowance is included in management's estimation and analysis of the allowance for loan losses. The analysis includes the consideration of such factors as the risk rating of individual credits, the size and diversity of the loan portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and the regulators. If the allowance is deemed inadequate, management sets aside additional reserves by increasing the charges against income.
[CAPTION]

The anticipated net charge-offs by loan category during 1997 include:

                                      In Thousands
                                      -------------

[S]                                      [C]
Commercial, financial and agricultural   $  314
Real estate - construction ...........       58
Real estate - mortgage ...............      843
Consumer .............................      385
                                         ------
TOTAL ................................   $1,600
                                         ======

ITEM 2. PROPERTIES

The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. The Technology Center located in Tupelo, MS houses the electronic data processing, proof, purchasing, statement rendering, and voice response operations. In addition, the Bank operated thirty (30) full-service branches, and eleven (11) limited-service branches all of which are located within a 100 mile radius of Tupelo, Mississippi. The Bank has two (2) full-service branches in Southaven; one (1) full-service branch and two (2) limited-service branches in Booneville; one (1) full-service branch and one (1) limited-service branch in Amory, Corinth, Pontotoc, Grenada, Olive Branch, and West Point; one (1) full-service branch each at Aberdeen, Batesville, Calhoun City, Coffeeville, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Saltillo, Sardis, Shannon, Verona, and Winona, Mississippi; one (1) limited-service branch each at Plantersville, and Smithville, Mississippi and six (6) full-service branches and one (1) limited-service branch in Tupelo, Mississippi.

The Registrant leases, on a long-term basis, five branch locations for use in conducting banking activities. The aggregate annual rental for all leased premises during the year ending December 31, 1996, did not exceed five percent of the Bank's operating expenses.

It is anticipated that in the next five years, branch renovations and construction will be completed at Aberdeen, Grenada, Hernando, Corinth and new locations west and north of Tupelo, Mississippi. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending or threatened at December 31, 1996, which in the opinion of the Company could have a material adverse effect upon the Company's business or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1996.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The information under the captions "Market Value of Stock by Quarters" on page 29 of the Registrant's 1996 Annual Report is incorporated herein by reference.

At March 14, 1997, the total number of shareholders of the Company's common stock was 2,503.

The Registrant's common stock trades on the Nasdaq Stock Market under the symbol PHCO.


ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Information" on Page
28 of the Registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 30 through 41 of the Registrant's 1996 Annual Report are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements are included on pages 8 through 27 of the Registrant's 1996 Annual Report and are incorporated herein by reference.

The information on Page 26 of the Registrant's 1996 Annual report reflecting unaudited quarterly results of operations is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and nominees of the Registrant appear under "Election of Directors" on Pages 3 through 4 of the Company's definitive Proxy Statement, dated March 17, 1997, which is incorporated herein by reference.

Information concerning executive officers of the Registrant and its subsidiary appears on Page 5 under the caption "Executive Officers" of the Company's definitive Proxy Statement, dated March 17, 1997, which is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Summary Compensation Table-Annual Compensation" on Pages 5 through 9 of the Company's definitive Proxy Statement, dated March 17, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under "Principal Holders of Voting Security" on Page 2 of the Company's definitive Proxy Statement, dated March 17, 1997, is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under "Transaction with Management: on Page 10 of the Company's definitive Proxy Statement, dated March 17, 1997, is incorporated herein by reference.

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

          (11) Statement re: Computation of per share earnings

          (13) Annual Report to Shareholders for the year ended December 31, 1996

          (23) Consent of Independent Auditors

          (27) Financial Data Schedule

      (b) No Form 8-K was filed during the quarter ended December
          31, 1996.

      (d) Financial Statement Schedules -- None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES HOLDING COMPANY

DATED: March 17, 1997                   By /s/ John W. Smith
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

Marshall H. Dickerson, Director          /s/ Marshall H. Dickerson

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

Robert H. Weaver, Director ....          /s/ Robert H. Weaver

J. Larry Young, Director ......          /s/ J. Larry Young

Form 10-K--Item 14 (a) (1) and (2)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8.

                         Report of Independent Auditors

            Consolidated Balance Sheets--December 31, 1996 and 1995

                 Consolidated Statements of Income--Years ended
                       December 31, 1996, 1995, and 1994

          Consolidated Statements of Shareholders' Equity--Years ended
                        December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flow--Years ended December 31,
                              1996, 1995 and 1994

         Notes to Consolidated Financial Statements--December 31, 1996


Schedules to the consolidated financial statements required by Article
9 of Regulation S-X are not required under the related instructions or are not applicable and therefore, have been omitted.

Exhibit
Number          Description                               Page
------          -----------                               ----

11          Statement Re: Computation of
            Per Share Earnings ..........................  18

13          Annual Report to Shareholders ...............  19

23          Consent of Independent Auditors .............  57