Form 10-Q
period 1997-03-31
PEOPLES HOLDING CO
filed 1997-05-14
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997
                         Commission File Number 0-12154

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

            Common stock, $5 Par Value, 3,906,675 shares outstanding
                              as of May 2, 1997

                          THE PEOPLES HOLDING COMPANY
                                     INDEX

PART 1. FINANCIAL INFORMATION                                   PAGE

     Item 1. FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               March 31, 1997 and December 31, 1996...............3

          Consolidated Statements of Income - Three Months
               Ended March 31, 1997 and 1996......................4

          Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1997 and 1996.........5

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

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31        DECEMBER 31
                                                   1997             1996
                                               ------------      -----------
                                                (Unaudited)       (Note 1)
Assets
   Cash and due from banks ................   $  36,699,189     $ 38,374,641
   Federal funds sold .....................       5,500,000        8,500,000
                                                 ----------       ----------
        Cash and cash equivalents .........      42,199,189       46,874,641

   Interest bearing balances with banks           2,304,586        1,824,031
   Securities held-to-maturity (market
      value-$52,371,345 and $52,334,931
      at March 31, 1997 and December 31,
      1996, respectively) .................      52,180,136       52,051,251

   Securities available-for-sale (amortized
      cost-$214,355,444 and $193,696,615 at
      March 31, 1997 and December 31, 1996,
      respectively) .......................     213,275,231      194,058,997

   Loans, net of unearned income .........      570,958,308      562,752,505
      Allowance for loan losses ...........      (9,313,276)      (9,309,354)
                                                -----------     ------------
         Net Loans ........................     561,645,032      553,443,151

   Premises and equipment .................      22,004,088       21,559,955
   Other assets ...........................      24,200,495       23,277,326
                                                -----------     ------------
            Total Assets ..................   $ 917,808,757    $ 893,089,352
                                                ===========     ============

Liabilities
   Deposits:
      Noninterest-bearing .................   $ 123,217,017    $ 118,638,526
      Certificates of deposit exceeding
          $100,000 ........................      92,447,778       89,435,562
      Interest bearing ....................     573,859,483      564,767,920
                                               ------------     ------------
                Total Deposits ............     789,524,278      772,842,008

   Treasury tax and loan note account .....       8,017,715        6,354,142
   Borrowings ................. ...........      15,694,562       11,174,638
   Other liabilities ......................      13,096,162       12,157,744
                                               ------------     ------------
                Total Liabilities .........   $ 826,332,717    $ 802,528,532

Shareholders' Equity
   Common Stock, $5 par value-7,500,000
     shares authorized, 3,906,675 shares
     issued and outstanding at March 31, 1997
     and December 31, 1996, respectively ...     19,533,375       19,533,375
   Additional paid-in capital ..............     39,875,796       39,875,796
   Unrealized gains (losses) on securities,
     available-for-sale, net of tax ........       (677,397)         227,214
   Retained earnings .......................     32,744,266       30,924,435
                                               ------------     ------------
             Total Shareholders' Equity ....     91,476,040       90,560,820
                                               ------------     ------------
             Total Liabilities and
               Shareholders' Equity ........  $ 917,808,757    $ 893,089,352
                                               ============     ============

See Notes to Consolidated Financial Statements

                      THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED MARCH 31

                                                   1997             1996
                                                   ----             ----
                                                       (Unaudited)
Interest Income
      Loans .................... ..........   $ 13,129,673     $ 12,265,259
      Securities:
           Taxable ........................      3,203,063        2,979,267
           Tax-exempt .....................        719,164          717,022

      Other ...............................        206,791          298,778
                                                   -------          -------
                Total interest income .....     17,258,691       16,260,326

Interest Expense
      Time deposits exceeding $100,000 ....        867,639          865,095
      Other deposits ......................      6,266,525        6,054,048
      Borrowings ..........................        299,077           26,721
                                                    ------           ------
                Total interest expense ....      7,433,241        6,945,864
                                                 ---------        ---------
                Net interest income .......      9,825,450        9,314,462
Provision for loan losses .................        570,000          630,225
                                                   -------          -------
                 Net interest income after
                provision for loan losses .      9,255,450        8,684,237

Noninterest income:
      Service charges on deposit accounts..      1,598,356        1,600,496
      Fees and commission .................        440,016          419,300
      Trust revenue .......................        149,700          135,000
      Securities gains ....................         90,655          108,450
      Other ...............................        571,700          471,228
                                                   -------          -------
                Total noninterest income ..      2,850,427        2,734,474

Noninterest expense:
      Salaries and employee benefits ......      4,655,620        4,638,228
      Net occupancy .......................        684,009          548,005
      Equipment ...........................        445,062          344,101
      Other ...............................      2,567,258        2,574,932
                                                 ---------        ---------
                Total noninterest expense..   $  8,351,949     $  8,105,266
                                                 ---------        ---------
Income before income taxes ................      3,753,928        3,313,445
Income taxes ..............................      1,152,762        1,005,977
                                                 ---------        ---------
                Net income ................   $  2,601,166     $  2,307,468
                                                 =========        =========

Earnings per share ........................          $ .67           $  .59
                                                     =====            =====

Weighted average shares outstanding .......      3,906,675        3,906,675
                                                 =========        =========

See Notes to Consolidated Financial Statements.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  THREE MONTHS ENDED MARCH 31
                                                    1997             1996
                                                    ----             ----
                                                          (Unaudited)
Operating Activities
      Net income ............................   $  2,601,166      $  2,307,468
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses .............        570,000           630,225
      Provision for depreciation and
           amortization .....................        618,633           473,449
      Net amortization (accretion) of
           securities premiums/discounts ....        166,494          (139,959)
      Gains on sales/calls of
           securities .......................        (90,655)          (79,192)
      Increase in other liabilities .........        938,418           112,997
      Deferred income taxes .................        (98,387)           39,041
      Losses (gains) on sales of premises
            and equipment ...................        103,693            (4,660)
      Increase in other assets ..............       (333,169)         (369,324)
                                                    --------          --------
           Net Cash Provided by Operating
                Activities ..................      4,476,193         2,970,045

Investing Activities
      Net decrease (increase) in balances
           with other banks .................       (480,555)        8,427,484
      Proceeds from maturities/calls of
           securities held-to-maturity ......        342,000           634,077
      Proceeds from maturities/calls of
           securities available-for-sale ....     28,706,824        20,479,617
      Proceeds from sales of
           securities available-for-sale ....      6,090,655         5,079,192
      Purchases of securities
           held-to-maturity .................       (462,000)       (2,348,422)
      Purchases of securities
           available-for-sale ...............    (55,541,198)      (61,088,836)
      Net increase in loans .................     (8,909,423)       (3,618,058)
      Proceeds from sales of premises and
           equipment  .......................        153,406            22,896
      Purchases of premises and equipment ...     (1,135,786)         (643,474)
                                                    --------          --------
           Net Cash Used in Investing
                Activities ..................    (31,236,077)      (33,055,524)

Financing Activities
      Net increase in
           noninterest-bearing deposits .....      4,578,491         4,956,336
      Net increase in certificates of deposit
           exceeding $100,000 ...............      3,012,216         8,617,061
      Net increase in other interest-bearing
           deposits .........................      9,091,563        11,777,061
      Net increase in treasury
           tax and loan note account ........      1,663,573           309,571
      Increase (decrease) in borrowings .....      4,519,924          (226,435)
      Cash dividends paid ...................       (781,335)         (683,752)
                                                    --------          --------
          Net Cash Provided by Financing
                Activities ..................     22,084,432        24,749,842
                                                  ----------        ----------
      Decrease in Cash
                and Cash Equivalents ........     (4,675,452)       (5,335,637)
                                                  ----------        ----------
Cash and cash equivalents at
      beginning of period ...................     46,874,641        63,918,819
                                                  ----------        ----------
Cash and cash equivalents at end of period ..   $ 42,199,189      $ 58,583,182
                                                  ==========        ==========
Non-cash transactions:
       Transfer of loans to other real estate   $    137,542      $    338,530
                                                     =======           =======

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition
-------------------

Total assets of The Peoples Holding Company grew from $893,089,352 on December 31, 1996, to $917,808,757 on March 31, 1997, or 2.77% for the three month period. Total securities increased from $246,110,248 on December 31, 1996, to $265,455,367 on March 31, 1997, in accordance with management's strategic plan. Loans, net of unearned income, increased $8,205,803 or 1.46%.

Total deposits for the first three months of 1997 grew from $772,842,008 on December 31, 1996 to $789,524,278 on March 31, 1997, or an increase of 2.16%, with the majority of growth in time deposits.

The equity capital to total assets ratio was 9.97% and 10.14% for March 31, 1997 and December 31, 1996, respectively. The decrease is mainly due to the unrealized losses on securities, available-for-sale, at March 31, 1997.

Results of Operations-Quarter Ended March 31, 1997 compared to 1996
-------------------------------------------------------------------

The Company's net income for the three month period ending March 31, 1997 was $2,601,166 compared to $2,307,468 from the first quarter of 1996. The increase in net income for the first quarter of 1997 compared to 1996 is due to the increase in volume of loans and securities. The volume increase was slightly affected by a decrease in the net interest margin of eight basis points for the quarter ended March 31, 1997 compared to the same period in 1996. The annualized returns on average assets for the first quarter of 1997 and 1996 were 1.16% and 1.09%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. Net interest income was $9,825,450 and $9,314,462 for the three months ending March 31, 1997 and 1996, respectively. Earning assets averaged $839.0 million for first quarter ending March 31, 1997 compared to $773.9 million for the same period in 1996. The net interest margin was 4.96% and 5.04% for the three months ending March 31, 1997 and 1996, respectively. The decrease in net interest margin is due to the increase in the volume and rate of costing liabilities in the first quarter of 1997.

The provision for loan losses is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to absorb inherent losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totalled $570,000 and $630,225 for quarters ending March 31, 1997 and 1996, respectively. The allowance for loan losses as a percentage of net loans outstanding was 1.63% and 1.65% as of March 31, 1997 and 1996, respectively. Net charge-offs to average loans was .10% and .16% for the three months ending March 31, 1997 and 1996, respectively.

Noninterest income, excluding security gains and losses was $2,759,772 for the quarter ending March 31, 1997, compared to $2,626,024 for same period in 1996, or a increase of 5.09%. Fees and commissions were up $20,716, and other operating income was up $100,472. These increases were due in part to an increase in total deposits of the Company.


Noninterest expenses were $8,351,949 for the quarter ending March 31, 1997, compared to $8,105,266 for the same period in 1996, or an increase of 3.04%. The components of noninterest expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income tax expense was $1,152,762 for the three months ending March 31, 1997, compared to $1,005,977 for the same period in 1996. The increase is due to increased profits for the first quarter of 1997 compared to 1996. The Company continues to invest in assets whose earnings are given favorable tax treatment.


Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. The Company has worked toward lowering its dependence on other public funds. This has added more stability to the Company's core deposit base reducing the dependence on highly liquid assets.

Approximately 88% of the Company's deposits are composed of accounts with balances less than $100,000. When evaluating the movement of these funds even during large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs.

Other sources available for meeting the Company's liquidity needs includes available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank or the treasury tax and loan note account, in order to meet liquidity needs.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 1997, the Bank has meet all capital adequacy requirements to which it is subject.

As of March 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category.

The Bank's actual capital amounts and applicable ratios are as follows:


                                                    Actual
                                                Amount   Ratio
                                                ------   -----
                                                (000)
As of March 31, 1997
         Total Capital ....................   $ 94,818   16.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 87,585   15.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 87,585    9.7%
           (to Average Assets)

As of December 31, 1996
         Total Capital ....................   $ 92,734   16.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 85,618   15.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 85,618    9.9%
           (to Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $ 23.42 and $23.18 at March 31, 1997 and December 31, 1996, respectively. Quarterly cash dividends were raised to $.20 per share, up from $.18 per share during the first quarter of 1996.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings

              There were no material proceedings pending at March 31 1997, against the registrant or its subsidiary.

   Item 6(b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the first quarter of 1997.

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




                                       THE PEOPLES HOLDING COMPANY
                                       ---------------------------
                                              Registrant



DATE:  May 2, 1997                         /s/  John W. Smith
                                       ---------------------------
                                             John W. Smith
                                    President & Chief Executive Officer