Form 10-Q
period 1997-06-30
PEOPLES HOLDING CO
filed 1997-08-14
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997
                         Commission File Number 0-12154

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

            Common stock, $5 Par Value, 3,906,675 shares outstanding
                               as of August 13, 1997

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets -
                 June 30, 1997 and December 31, 1996.................. 3
            Consolidated Statements of Income - Six Months
                 Ended June 30, 1997 and 1996......................... 4
            Consolidated Statements of Income - Three Months
                 Ended June 30, 1997 and 1996......................... 4
            Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1997 and 1996.............. 5
            Notes to Consolidated Financial Statements................ 6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................. 7

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 11

         Item 4.

             Submission of Matters to a Vote of Shareholders......... 11

         Item 6.(b)

             Reports on Form 8-K..................................... 11

         Signatures.................................................. 12

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30        DECEMBER 31
                                                    1997            1996
                                               ------------      -----------
                                                (Unaudited)       (Note 1)
Assets
   Cash and due from banks .................. $  37,041,607     $ 38,374,641
   Federal Fund Sold ........................                      8,500,000
                                                 ----------       ----------
                                                 37,041,607       46,874,641

   Interest bearing balances with banks .....     6,792,109        1,824,031

   Securities held-to-maturity (market
      value-$52,955,525 and $52,334,931
      at June 30, 1997 and December 31,
      1996, respectively) ...................    52,525,362       52,051,251

   Securities available-for-sale (amortized
      cost-$215,970,045 and $193,696,615
      June 30, 1997 and December 31, 1995,
      respectively) .........................   216,036,226      194,058,997

   Loans ....................................   586,873,660      562,752,505
        Allowance for loan losses ...........    (9,306,960)      (9,309,354)
                                                -----------     ------------
           Net Loans ........................   577,566,700      553,443,151

   Premises and equipment ...................    22,250,582       21,559,955
   Other assets .............................    23,973,822       23,277,326
                                                -----------     ------------
              Total Assets .................. $ 936,186,408    $ 893,089,352
                                                ===========     ============
  Liabilities
   Deposits:
      Noninterest-bearing .................   $ 118,283,628    $ 118,638,526
      Certificates of deposit exceeding
          $100,000 ........................      96,420,213       89,435,562
      Interest bearing ....................     591,558,174      564,767,920
                                               ------------     ------------
                Total Deposits ............     806,262,015      772,842,008

   Treasury tax and loan note account .....       8,517,494        6,354,142
   Borrowings .............................      15,153,335       11,174,638
   Other liabilities ......................      12,287,711       12,157,744
                                               ------------     ------------
                Total Liabilities .........   $ 842,220,555    $ 802,528,532

Shareholders' Equity
   Common Stock, $5 par value-7,500,000
     authorized, 3,906,675 shares
     issued and outstanding at
     June 30, 1997 and December 31, 1996,
     respectively ..........................     19,533,375       19,533,375
   Additional paid-in capital ..............     39,875,796       39,875,796
   Unrealized gains on securities
     available-for-sale, net of tax ........         41,495          227,214
   Retained earnings .......................     34,515,187       30,924,435
                                               ------------     ------------
             Total Shareholders' Equity ....     93,965,853       90,560,820
                                               ------------     ------------
             Total Liabilities and
               Shareholders' Equity ........  $ 936,186,408    $ 893,089,352
                                               ============     ============

See Notes to Consolidated Financial Statements


                                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                   SIX MONTHS ENDED JUNE 30        THREE MONTHS ENDED JUNE 30
                                                   1997              1996             1997             1996
                                                   ----              ----             ----             ----
                                                         (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $ 26,764,006    $ 24,769,781       $ 13,634,333    $ 12,504,522
      Securities:
           Taxable .........................      6,611,262       6,084,321          3,408,199       3,105,054
           Tax-exempt ......................      1,431,272       1,348,120            712,108         631,098

      Other ................................        359,996         544,510            153,205         245,732
                                                    -------         -------              -----           -----
                Total interest income ......     35,166,536      32,746,732         17,907,845      16,486,406

Interest Expense
      Time deposits exceeding $100,000 .....      2,409,665       1,843,044          1,542,026         977,949
      Other deposits .......................     12,265,105      11,888,769          5,998,580       5,834,721
      Borrowings  ..........................        626,694         143,674            327,617         116,953
                                                    -------         -------             ------          ------
                Total interest expense .....     15,301,464      13,875,487          7,868,223       6,929,623
                                                 ----------      ----------          ---------       ---------
                Net interest income ........     19,865,072      18,871,245         10,039,622       9,556,783

Provision for loan losses ..................      1,140,000       1,260,450            570,000         630,225
                                                  ---------       ---------            -------         -------
                Net interest income after
                provision for loan losses ..     18,725,072      17,610,795          9,469,622       8,926,558

Noninterest income:
      Service charges on deposit accounts ..      3,287,673       3,211,701          1,689,317       1,611,205
      Fees and commissions .................        991,120         836,453            551,104         417,153
      Trust revenue ........................        299,400         270,000            149,700         135,000
      Security gains(losses) ...............         77,711         161,423            (12,944)         52,973
      Other ................................      1,052,575         796,537            480,875         325,309
                                                    -------         -------            -------         -------
                Total noninterest income ...      5,708,479       5,276,114          2,858,052       2,541,640

Noninterest expenses:
      Salaries and employee benefits .......      9,446,115       9,257,253          4,790,495       4,619,025
      Net occupancy ........................      1,247,362       1,119,080            563,353         571,075
      Equipment ............................        858,117         746,644            413,055         402,543
      Other ................................      5,426,665       5,232,170          2,859,407       2,657,238
                                                  ---------       ---------          ---------       ---------
                Total noninterest expenses .     16,978,259      16,355,147          8,626,310       8,249,881
                                                 ----------      ----------          ---------       ---------
Income before income taxes .................      7,455,292       6,531,762          3,701,364       3,218,317
Income taxes ...............................      2,223,737       1,961,424          1,070,975         955,447
                                                  ---------       ---------          ---------       ---------
                Net income .................   $  5,231,555    $  4,570,338       $  2,630,389    $  2,262,870
                                                 ==========      ==========       ============    ============

Earnings per share  ........................         $ 1.34          $ 1.17             $  .67          $  .58
                                                     ======          ======             ======          ======

Weighted average shares outstanding  .......      3,906,675       3,906,675          3,906,675       3,906,675
                                                  =========       =========          =========       =========

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED JUNE 30
                                                      1997             1996
                                                      ----             ----
                                                          (Unaudited)
Operating Activities
      Net Income .............................   $  5,231,555    $  4,570,338
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses ..............      1,140,000       1,260,450
      Provision for depreciation and
           amortization ......................      1,165,995         989,550
      Net amortization (accretion) of
           securities premiums/discounts .....      1,335,899        (731,941)
      Losses (gains) on sales/calls of
           securities ........................         61,869         (90,899)
      Increase (decrease) in other liabilities        129,967        (169,942)
      Deferred income taxes (credits).........       (124,567)        120,913
      Losses (gains) on sales of
           premises and equipment ............        106,712         (15,360)
      Increase in other assets ...............       (485,867)       (778,462)
                                                     --------        --------
           Net Cash Provided by Operating
                Activities ...................      8,561,563       5,154,647

Investing Activities
      Net (increase) decrease in balances
           with other banks ..................     (4,968,078)      6,010,469
      Proceeds from maturities/calls of
           securities held-to-maturity .......      1,772,594         669,581
      Proceeds from maturities/calls of
           securities available-for-sale .....     37,377,232      37,835,540
      Proceeds from sales of
           securities available-for-sale .....     31,311,869      18,590,899
      Purchases of securities
           held-to-maturity ..................     (2,782,000)     (4,034,555)
      Purchases of securities
           available-for-sale ................    (91,825,004)    (88,208,602)
      Net increase in loans ..................    (25,531,038)     (9,447,845)
      Proceeds from sales of premises
           and equipment .....................        153,406          96,170
      Purchases of premises and equipment ....     (1,824,831)     (1,233,606)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ...................    (56,315,850)    (39,721,949)

Financing Activities
      Net decrease in
           noninterest-bearing deposits ......      (354,898)       (519,282)
      Net increase in certificate of deposits
          exceeding $100,000 .................      6,984,651      19,818,422
      Net increase in other
          interest-bearing deposits ..........     26,790,254       6,967,951
      Net increase in treasury
          tax and loan note account  .........      2,163,352         725,112
      Increase in borrowings .................      3,978,697       2,594,548
      Cash dividends paid ....................     (1,640,803)    (1,450,200)
                                                   ----------      ----------
           Net Cash Provided by Financing
                Activities ...................     37,921,253      28,136,551
                                                   ----------      ----------
            Decrease in Cash
                and Cash Equivalents .........     (9,833,034)     (6,430,751)
      Cash and Cash Equivalents at
           beginning of period ...............     46,874,641      63,918,819
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $ 37,041,607    $ 57,488,068
                                                 ============    ============
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $    267,489    $    568,621
                                                 ============    ============

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997

Note 1 Basis of Presentation:

The consolidated balance sheet at December 31, 1996, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1996. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.


Note 2  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement No. 128 simplifies the calculation of earnings per share (EPS) standards, and is effective for both interim and annual periods ending after December 15, 1997. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial position or results of operations.

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


Financial Condition
-------------------

Total assets of The Peoples Holding Company grew from $893,089,352 on December 31, 1996, to $936,186,408 on June 30, 1997, or 4.83% for the six month period.
Total securities increased from $246,110,248 on December 31, 1996, to $268,561,588 on June 30, 1997, with the majority of growth in US Government Agencies and Mortgage-backed securities. Loans, net of unearned income, increased $24,121,155 or 4.29%.

Total deposits for the first six months of 1997 grew from $772,842,008 on December 31, 1996 to $806,262,015 on June 30, 1997, or an increase of 4.32%, with the majority of growth in time deposits.

The equity capital to total assets ratio was 10.04% and 10.14% for June 30, 1997 and December 31, 1996, respectively. The decrease is mainly due to the decline in unrealized gains on securities available-for-sale at June 30, 1997.



Results of Operations-June 30, 1997 compared to June 30, 1996
-------------------------------------------------------------------

The Company's net income for the six month period ending June 30, 1997, was $5,231,555 representing an increase of $661,217 or 14.47% over net income for the six month period ending June 30, 1996 which totaled $4,570,338. The increase in net income for the six month period came from usual and customary deposit gathering and lending operations. Net income was $2,630,389 and $2,262,870 for the second quarter ending June 30, 1997 and 1996, respectively. The annualized returns on average assets for the six month period ending June 30, 1997 and 1996, was 1.14% and 1.05%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. The net interest income for the six month periods ending June 30, 1997 and 1996, was $19,865,072 and $18,871,245, respectively. The net interest income was $10,039,622 and $9,556,783 for the three month periods ending June 30, 1997 and 1996, respectively. Earning assets averaged $846.7 million for the six month period ending June 30, 1997, compared to $782.4 million for the same period in 1996. The increase in average earning assets is mainly due to the increase in loan volume, based on consumer demand, and an increase in the securities portfolio. The net interest margin was 4.94% and 5.06% for the six month periods ending June 30, 1997 and 1996, respectively. The decrease in net interest margin is due to the increase in the volume and rate of costing liabilities in 1997.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $1,140,000 and $1,260,450 for the six month periods ending June 30, 1997 and 1996, respectively. The allowance for loan losses as a percent of net loans outstanding was 1.59% and 1.65% as of June 30, 1997 and December 31, 1996, respectively. Net charge-offs to average loans was .20% and .23% for the six month periods ending June 30, 1997 and 1996, respectively.

Noninterest income was $5,708,479 for the six month period ending June 30, 1997, compared to $5,276,114 for same period in 1996, or an increase of 8.19%. The increase in deposits at June 30, 1997 compared to same period in 1996 resulted in an increase in service charges and fees and commissions. The increase in other income for the six months ending June 30, 1997, compared to the same period in 1996, was attributable to an increase in debit card and merchant activity and mortgage loan servicing. Noninterest income for the quarter ending June 30, 1997 increased $316,412 or 12.45% compared to the same period in 1996. The increase is mainly due to an increase in fees and commissions along with the increased loan and deposit volume, coupled with security losses in the quarter ending June 30, 1997 compared to securities gains in the same quarter of 1996.

Noninterest expenses were $16,978,259 for six month period ending June 30,1997, compared to $16,355,147 for the same period 1996, or an increase of 3.81%.
The components of noninterest expenses for the quarter ending and six months ending June 30, 1997 and 1996, reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending June
30, 1997 increased $376,429 or 4.56% compared to the same period in 1996.

Income tax expense was $2,223,737 for the six month period ending June 30, 1997, compared to $1,961,424 for the same period in 1996. The increase is due to increased profits for the six month period ending 1997 compared to 1996. The Company continues to invest in assets whose earnings are given favorable tax treatment, which lowered the indicated tax rate from 30.03% to 29.83%, respectively.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. Approximately 88% of the Company's deposits are composed of accounts with balances less than $100,000. When evaluating the movement of these funds even during large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset Liability Committee targets. These targets are set to ensure that the Company meets the liquidity requirements deemed necessary by management and regulators.

Other sources available for meeting the Company's liquidity needs include available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account, in order to meet liquidity needs. Historically, the Company has not relied upon these sources to meet long-term liquidity needs. Sources of funds derived from the FHLB are used primarily to match mortgage loan originations in order to minimize interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of June 30, 1997, the Bank has met all capital adequacy requirements to which it is subject.

As of June 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:


                                                    Actual
                                                Amount   Ratio
                                                ------   -----
                                                (000)
As of June 30, 1997
         Total Capital ....................   $ 96,975   16.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 89,504   15.0%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 89,504    9.8%
           (to Adjusted Average Assets)

As of December 31, 1996
         Total Capital ....................   $ 92,734   16.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 85,618   15.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 85,618    9.9%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $ 24.05 and $23.18 at June 30, 1997 and December 31, 1996, respectively. Quarterly cash dividends were raised to $.22 per share during the second quarter of 1997, up from $.19 per share during the second quarter of 1996.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceding against the Company during the quarter ending June 30, 1997.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of The Peoples Holding Company was held on April 8, 1997, for the purpose of electing five members to the board of directors for a three year term, and one member to the board of directors for a one year term, and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.


               Election of Directors          For      Withheld   Not Voting

                THREE-YEAR TERM
               George H. Booth, II         3,118,308         0     788,367
               Frank B. Brooks             3,114,693     3,615     788,367
               Robert C. Leake             3,118,308         0     788,367
               Larry Michael               3,113,162     5,146     788,367
               J. Heywood Washburn         3,117,438       870     788,367

                ONE-YEAR TERM
               John M. Creekmore           3,117,635       673     788,367


                                              For       Against    Abstain
               Ratify appointment of
               Ernst & Young LLP as
               independent auditors
               for 1997                    3,120,481         0     786,194


   Item 6(b)   Reports on Form 8-K

               Form 8-K was not filed during the quarter ending June 30, 1997.

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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                              Registrant



DATE:  August 13, 1997                    /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer