Form 10-Q
period 1997-09-30
PEOPLES HOLDING CO
filed 1997-11-12
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended September 30, 1997
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 3,906,675 shares outstanding
                               as of November 12, 1997

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets -
                 September 30, 1997 and December 31, 1996............. 3
            Consolidated Statements of Income - Nine Months
                 Ended September 30, 1997 and 1996.................... 4
            Consolidated Statements of Income - Three Months
                 Ended September 30, 1997 and 1996.................... 4
            Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1997 and 1996........ 5
            Notes to Consolidated Financial Statements................ 6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................. 7

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 12


         Item 6.(b)

             Reports on Form 8-K..................................... 12

             Signatures.............................................. 12

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                               SEPTEMBER 30       DECEMBER 31
                                                    1997             1996
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ................   $   37,750,511    $ 38,374,641
   Federal Fund Sold ......................                        8,500,000
                                                  ----------      ----------
                                                  37,750,511      46,874,641

   Interest bearing balances with banks ....         195,638       1,824,031

   Securities held-to-maturity (market
      value-$55,597,670 and $52,334,931
      at September 30, 1997 and December 31,
      1996, respectively) ..................      54,916,391      52,051,251

   Securities available-for-sale (amortized
      cost-$206,058,086 and $193,696,615 at
      September 30, 1997 and
      December 31, 1996, respectively) ....      206,718,210     194,058,997

   Loans ..................................      610,453,313     562,752,505
      Allowance for loan losses ...........       (9,509,604)     (9,309,354)
                                                 -----------    ------------
            Net Loans .....................      600,943,709     553,443,151

   Premises and equipment .................       22,307,934      21,559,955
   Other assets ...........................       23,654,105      23,277,326
                                                 -----------    ------------
            Total Assets ..................    $ 946,486,498   $ 893,089,352
                                                 ===========    ============
Liabilities
   Deposits:
      Noninterest-bearing .................    $ 115,110,442   $ 118,638,526
      Certificates of deposit exceeding
          $100,000 ........................       91,048,221      89,435,562
      Interest bearing ....................      586,007,708     564,767,920
                                                ------------    ------------
                Total Deposits ............      792,166,371     772,842,008

   Treasury tax and loan note account .....        9,843,339       6,354,142
   Borrowings .............................       35,408,161      11,174,638
   Other liabilities ......................       13,042,564      12,157,744
                                                ------------    ------------
                Total Liabilities .........      850,460,435     802,528,532

Shareholders' Equity
   Common Stock, $5 par value-7,500,000
     authorized, 3,906,675 shares
     issued and outstanding at
     September 30, 1997 and
     December 31, 1996, respectively .......      19,533,375      19,533,375
   Additional paid-in capital ..............      39,875,796      39,875,796
   Unrealized gains on securities
     available-for-sale, net of tax ........ .       413,898         227,214
   Retained earnings .......................      36,202,994      30,924,435
                                                ------------    ------------
             Total Shareholders' Equity ....      96,026,063      90,560,820
                                                ------------    ------------
             Total Liabilities and
               Shareholders' Equity ........   $ 946,486,498   $ 893,089,352
                                                ============    ============

See Notes to Consolidated Financial Statements



                                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME

                                               NINE MONTHS ENDED SEPTEMBER 30    THREE MONTHS ENDED SEPTEMBER 30
                                                   1997              1996             1997             1996
                                                   ----              ----             ----             ----
                                                         (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $ 40,994,008     $ 37,534,320     $ 14,230,002    $ 12,764,539
      Securities:
           Taxable .........................      9,943,123        9,152,374        3,331,861       3,068,053
           Tax-exempt ......................      2,169,936        2,116,570          738,664         768,450

      Other ................................        429,910          671,362           69,914         126,852
                                                    -------          -------            -----           -----
                Total interest income ......     53,536,977       49,474,626       18,370,441      16,727,894

Interest Expense
      Time deposits exceeding $100,000 .....      3,734,644        2,857,708        1,324,979       1,014,664
      Other deposits .......................     18,770,200       17,730,990        6,505,095       5,842,221
      Borrowings  ..........................        952,403          300,842          325,709         157,168
                                                    -------          -------           ------          ------
                Total interest expense .....     23,457,247       20,889,540        8,155,783       7,014,053
                                                 ----------       ----------        ---------       ---------
                Net interest income ........     30,079,730       28,585,086       10,214,658       9,713,841

Provision for loan losses ..................      1,709,999        1,894,808          569,999         634,358
                                                  ---------        ---------          -------         -------
                Net interest income after
                provision for loan losses ..     28,369,731       26,690,278        9,644,659       9,079,483

Noninterest income:
      Service charges on deposit accounts ..      4,991,342        4,888,371        1,703,669       1,676,670
      Fees and commissions .................      1,589,998        1,299,305          598,878         462,852
      Trust revenue ........................        449,100          405,000          149,700         135,000
      Security gains .......................        155,256          191,723           77,545          30,300
      Other ................................      1,582,188        1,176,964          529,613         380,427
                                                    -------          -------          -------         -------
                Total noninterest income ...      8,767,884        7,961,363        3,059,405       2,685,249

Noninterest expenses:
      Salaries and employee benefits .......     14,587,616       13,984,828        5,141,501       4,727,575
      Net occupancy ........................      1,865,637        1,649,284          618,275         530,204
      Equipment ............................      1,328,908        1,146,504          470,791         399,860
      Other ................................      8,295,430        8,075,320        2,868,765       2,843,150
                                                  ---------        ---------        ---------       ---------
                Total noninterest expenses .     26,077,591       24,855,936        9,099,332       8,500,789
                                                 ----------       ----------        ---------       ---------

Income before income taxes .................     11,060,024        9,795,705        3,604,732       3,263,943
Income taxes ...............................      3,281,193        2,946,622        1,057,456         985,198
                                                  ---------        ---------        ---------       ---------
                Net income .................   $  7,778,831     $  6,849,083     $  2,547,276    $  2,278,745
                                                 ==========       ==========     ============    ============

Earnings per share  ........................         $ 1.99           $ 1.75           $  .65          $  .58
                                                     ======           ======           ======          ======

Weighted average shares outstanding  .......      3,906,675        3,906,675        3,906,675       3,906,675
                                                  =========        =========        =========       =========

 See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                      1997             1996
                                                      ----             ----
                                                          (Unaudited)
Operating Activities
      Net Income .............................   $  7,778,831    $  6,849,083
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses ..............      1,709,999       1,894,808
      Provision for depreciation and
           amortization ......................      1,727,168       1,604,176
      Net amortization of
           securities premiums/discounts .....        689,489          84,331
      Losses (gains) on sales/calls of
           securities ........................         40,990        (191,723)
      Increase in other liabilities ..........        884,820       1,205,183
      Deferred income taxes (credits).........        (57,495)        180,740
      Losses (gains) on sales of
           premises and equipment ............        154,812         (78,651)
      Increase in other assets ...............        (17,970)     (1,087,010)
                                                     --------        --------
           Net Cash Provided by Operating
                Activities ...................     12,910,644      10,460,937

Investing Activities
      Net decrease in balances
           with other banks ..................      1,628,393       8,706,776
      Proceeds from maturities/calls of
           securities held-to-maturity .......      3,169,191       2,361,056
      Proceeds from maturities/calls of
           securities available-for-sale .....     47,238,184      42,748,943
      Proceeds from sales of
           securities available-for-sale .....     48,987,655      23,691,723
      Purchases of securities
           held-to-maturity ..................     (6,512,000)     (7,367,988)
      Purchases of securities
           available-for-sale ................   (108,840,120)    (95,791,972)
      Net increase in loans ..................    (50,038,207)    (28,253,132)
      Proceeds from sales of premises
           and equipment .....................        120,458          84,636
      Purchases of premises and equipment ....     (2,335,139)     (1,546,377)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ...................    (66,581,585)    (55,366,335)

Financing Activities
      Net increase (decrease) in
           noninterest-bearing deposits ......     (3,528,084)      1,745,022
      Net increase in certificate of deposits
          exceeding $100,000 .................      1,612,659      13,179,421
      Net increase in other
          interest-bearing deposits ..........     21,239,788       3,265,982
      Net increase in treasury
          tax and loan note account  .........      3,489,197       7,599,505
      Net increase in borrowings .............     24,233,523       5,721,845
      Cash dividends paid ....................     (2,500,272)     (2,192,469)
                                                   ----------      ----------
           Net Cash Provided by Financing
                Activities ...................     44,546,811      29,319,306
                                                   ----------      ----------
            Decrease in Cash
                and Cash Equivalents .........     (9,124,130)    (15,586,092)
      Cash and Cash Equivalents at
           beginning of period ...............     46,874,641      63,918,819
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $ 37,750,511    $ 48,332,727
                                                 ============    ============
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $    827,650    $  1,405,909
                                                 ============    ============

See Notes to Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

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

Note 3  Other Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comrehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement was developed in response to financial statement users' concerns about the increasing number of items that bypass the income statement, such as changes in value of available-for-sale securities, and the effort required to analyze them. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 130 will become effective in 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information from operating segments, using the management approach, in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 will become effective in 1998.

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


Financial Condition
-------------------

Total assets of The Peoples Holding Company grew from $893,089,352 on December 31, 1996, to $946,486,498 on September 30, 1997, or 5.98% for the nine month period. Total securities increased from $246,110,248 on December 31, 1996, to $261,634,601 on September 30, 1997, with the majority of growth in US Government Agencies and Mortgage-backed securities. Loans, net of unearned income, increased $47,700,808 or 8.48%. Approximately $23,580,000 of the increase in loans was in the third quarter of 1997. The increase in loan demand was temporarily funded by short term borrowings from the Federal Home Loan Bank.

Total deposits for the first nine months of 1997 grew from $772,842,008 on December 31, 1996 to $792,166,371 on September 30, 1997, or an increase of 2.50%, with the majority of growth in time deposits. Borrowings increased $24,233,523 at September 30, 1997 compared to December 31, 1996, due to loan demand in the third quarter of 1997. The short term borrowings from the Federal Home Loan Bank have been repaid subsequent to September 30, 1997.

The equity capital to total assets ratio was 10.15% and 10.14% for September 30, 1997 and December 31, 1996, respectively. Capital grew 6.03% from December 31, 1996 to September 30, 1997 due to record earnings. In addition, the Company continued paying higher dividends in 1997 compared to 1996.

In the third quarter of 1997, the Company's shares began trading on the American Stock Exchange (AMEX), under the symbol PHC.

Results of Operations-September 30, 1997 compared to September 30, 1996
-----------------------------------------------------------------------
The Company's net income for the nine month period ending September 30, 1997, was $7,778,831 representing an increase of $929,748 or 13.57% over net income for the nine month period ending September 30, 1996 which totaled $6,849,083. The majority of the increase in net income for the nine month period in 1997 compared to 1996 came from usual and customary deposit gathering and lending operations. Effective September 30, 1996, the Company was assessed a one-time charge of approximately $240,000 ($150,000 net of tax) by the Federal Deposit Insurance Corporation (FDIC) to re-capitalize the Savings Association Insurance Fund (SAIF). All Oakar financial institutions, those banks holding deposits that are insured by the SAIF, were assessed based on their deposit base at March 31, 1995. The annualized returns on average assets for the nine month periods ending September 30, 1997 and 1996 were 1.13% and 1.06%, respectively.

Net income was $2,547,276 and $2,278,745 for the three months ending September 30, 1997 and 1996, respectively. The increase in net income is due to normal lending and deposit operations, combined with the SAIF assessment at September 30, 1996, previously mentioned.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. Net interest income for the nine month periods ending September 30, 1997 and 1996 was $30,079,730 and $28,585,086, respectively. Net interest income was $10,214,658 and $9,713,841 for the three month periods ending September 30, 1997 and 1996, respectively. Earning assets averaged $853.1 million for the nine month period ending September 30, 1997, compared to $786.6 million for the same period in 1996. Net interest margin was 4.91% and 5.08% for the nine month periods ending September 30, 1997 and 1996, respectively. The decrease in net interest margin is due to the increase in the volume and rate of costing liabilities in 1997 and an increase in short-term borrowings in the third quarter of 1997 to fund loan growth.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $1,709,999 and $1,894,808 for the nine month periods ending September 30, 1997 and 1996, respectively. The allowance for loan losses as a percentage of loans outstanding was 1.56% and 1.65% as of September 30, 1997 and December 31, 1996, respectively. Net charge-offs to average loans was
 .25% and .32% for the nine month periods ending September 30, 1997 and 1996, respectively.

Noninterest income was $8,767,884 for the nine month period ending September 30, 1997, compared to $7,961,363 for the same period in 1996, or an increase of 10.13%. The increase between 1997 and 1996 is mainly due to fees associated with the increase in loans and deposits. The increase in fees and commissions are a result of increases in document preparation fees and student loan fees, while an increase in merchant processing and credit card revenue increased other income. The increase in deposits at September 30, 1997 compared to the same period in 1996 resulted in an increase in service charges. Noninterest income for the quarter ending September 30, 1997 increased $374,156 or 13.93% compared to the same period in 1996. As previously noted, the increase is mainly due to increased loan demand and deposit growth.

Noninterest expenses were $26,077,591 for the nine month period ending September 30, 1997, compared to $24,855,936 for the same period in 1996, or an increase of 4.91%. Significant increases in noninterest expenses, comparing the nine months ending September 30, 1997 to same period in 1996, include incentive compensation, depreciation of new premises and equipment, credit card costs related to the introduction of a new affinity card, and computer processing costs associated with loan and deposit growth. The remaining components of noninterest expenses reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending September 30, 1997 increased $598,543 or 7.04% compared to the same period in 1996. The significant increases mirror the same increases for the nine month period in 1997 compared to 1996.

Income tax expense was $3,281,193 for the nine month period ending September 30, 1997, compared to $2,946,622 for the same period in 1996. The increase is due to increased profits for the nine month period ending September 30, 1996 compared to 1996. The Company continues to invest in assets whose earnings are given favorable tax treatment, which lowered the indicated tax rate from 30.08% for the nine months ending September 30, 1996 to 29.67% for the same period in 1997.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. Approximately 89% of the Company's deposits are composed of accounts with balances less than $100,000. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that the Company meets the liquidity requirements deemed necessary by management and regulators.

Other sources available for meeting the Company's liquidity needs include available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company may maintain a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account, in order to meet liquidity needs. Historically, the Company has not relied upon these sources to meet long-term liquidity needs. Sources of funds derived from the FHLB are used primarily to match mortgage loan originations in order to minimize interest rate risk, but may be used to provide short-term funding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of September 30, 1997, the Bank has met all capital adequacy requirements to which it is subject.

As of September 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:


                                                    Actual
                                                Amount   Ratio
                                                ------   -----
                                                (000)
As of September 30, 1997
         Total Capital ....................   $ 99,060   16.0%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 91,317   14.8%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 91,317    9.8%
           (to Adjusted Average Assets)

As of December 31, 1996
         Total Capital ....................   $ 92,734   16.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 85,618   15.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 85,618    9.9%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $24.58 and $23.18 at September 30, 1997 and December 31, 1996, respectively. Quarterly cash dividends were $.22 per share during the third quarter of 1997, up from $.20 per share during the third quarter of 1996.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Effective August 18, 1997, the Company's shares began trading on the American Stock Exchange (AMEX), under the symbol PHC. The first trade on AMEX lowered the spread from $2.25 per share to $.375 per share. This decision was in line with management's strategic initiatives to enhance the value of the Company's shares.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There were no material proceedings pending at September 30, 1997, against the registrant or its subsidiary.


   Item 6(b)   Reports on Form 8-K

               No reports on Form 8-K were filed in the third quarter ending September 30, 1997.






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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                              Registrant



DATE:  November 12, 1997                 /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer