Form 10-K405
period 1997-12-31
PEOPLES HOLDING CO
filed 1998-03-31
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997
                         Commission file number 1-13253

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

                        Securities registered pursuant to
                            Section 12(b) of the Act:

       (Title of Class)               Name of each exchange on which registered
------------------------------        -----------------------------------------
Common Stock, $5.00 Par Value                American Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES__X___NO_____

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 1998 annual meeting of shareholders, which statement is incorporated by reference in Part III of this Form 10-K. Yes____ No__X__

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was $208,743,690.

On March 23, 1998, there were 5,859,472 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Shareholders' Report are incorporated by reference into Parts I and II of this report.

Portions of annual Proxy Statement dated March 23, 1998, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                            Exhibit Index on Page 17

                           THE PEOPLES HOLDING COMPANY

                                    FORM 10-K

                      For the year ended December 31, 1997

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

Organization

The Registrant commenced business on July 1, 1983 and the acquisition of the Bank was also consummated at that time. All of the Registrant's banking activities are conducted through the Bank, which on December 31, 1997, had 41 banking offices in Tupelo, Aberdeen, Amory, Batesville, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch, Plantersville, Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, West Point, and Winona, Mississippi.

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

The Bank, which is the Registrant's primary subsidiary, was established in February 1904, as a state chartered bank. It is insured by the Federal Deposit Insurance Corporation.

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

     During 1997, the Company acquired Financial Investment Alternatives (FIA). FIA had been owned by Richard Leahy, a marketing firm, whose parent company was Lincoln National. The Company paid book value, approximately $1,000, for FIA. The subsidiary's primary business is the selling of annuities and mutual funds.

Competition

Vigorous competition exists in all major areas where the Registrant and its subsidiary are engaged in business. Not only does the Registrant compete through its subsidiary bank with state and national banks in its service areas, but also, with savings and loan associations, credit unions, and finance companies for available loans and depository accounts.

In the following paragraph reference is made to the Registrant's competitive position as measured in terms of total assets on December 31, 1997. Any such reference is used solely as a method of placing the competition in perspective as of that particular date. Due to the intense local competition, the Registrant makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

On December 31, 1997, the Registrant and its subsidiary had total assets of approximately $971,055,000 and, as such, ranked sixth in Mississippi. The Registrant receives a large part of its competition from BanCorp South, the Tupelo branch operation of Deposit Guaranty National Bank, Trustmark National Bank, and Union Planters Bank of Memphis, Tennessee. On December 31, 1997, BanCorp South, Deposit Guaranty National Bank, Trustmark National Bank, and Union Planters had total assets of approximately $4,181,000,000, $6,772,000,000, $5,545,000,000, and $18,105,000,000, respectively.


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

     The Act requires every bank holding company to obtain prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned by the Registrant. The Act provides that the Board shall not approve any acquisition, merger or consolidation which would result in monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking, or any other transactions the effect of which might substantially lessen competition, or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

Mississippi banks are permitted to merge with other existing banks statewide and to acquire or be acquired, by banks or bank holding companies.
Section 102 of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 removed territorial restrictions for interstate bank mergers, effective May 1, 1997. Out-of-state bank holding companies may establish a bank in Mississippi only by acquiring a Mississippi bank or Mississippi bank holding company .

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earned surplus in excess of three times the Bank's capital stock.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 1997, the maximum amount available for transfer from the Bank to the Company in the form of loans was 11% of consolidated net assets.

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

In the past few years, the trend seems to be toward competitive equality within the financial services industry. This was evidenced in 1980 by the formation of the Depository Institution Deregulation Committee (the "DIDC"). The DIDC's sole purpose was to eliminate the restrictions imposed upon the rates of interest a depository institution could pay on a deposit account. The trend was again evidenced in 1982 with the passage of the Garn-St. Germain Depository Institutions Act. This act provided for, among other things, the money market account. This account was designed to operate in a manner similar to the money market mutual funds being offered by the investment brokers. It would earn a market rate of interest, with limited third-party withdrawals and a minimum balance requirement.

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

Personnel

At December 31, 1997, the Registrant and its subsidiary employed 589 persons on a full-time basis.

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

Acquisition of Certain Assets and Liabilities

In the past several years, the Bank has acquired several banks and continues to examine other possible candidates for acquisition by cash or stock or a combination of both. During 1997, the Company purchased approximately $11,032,000 in loans and $15,232,000 in deposits.

Executive Officers of The Registrant

The principal executive officer of the Company and its subsidiary as of December 31, 1997, is as follows:

                   Name                             Age
                   ----                             ---
               John W. Smith                         62

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

                                             1997 COMPARED TO 1996

                                          INCREASE(DECREASE) DUE TO
                                          -------------------------
                                       VOLUME        RATE      NET (1)
                                       ------        ----      -------
                                               (In Thousands)
Earning assets:
Loans, net of
  unearned income ................   $  5,336    $   (160)  $  5,176

Securities
  U. S. government
    securities and agencies ......       (232)          3       (229)
  Obligations of states and
    political subdivisions .......        372         (75)       297
  Mortgage-backed securities .....      1,151         (25)     1,126
  Other securities ...............        (29)          6        (23)

Other ............................       (343)         12       (331)
                                     --------    --------   --------
Total earning assets .............   $  6,255    $   (239)  $  6,016
                                     --------    --------   --------

Interest-bearing liabilities:
Interest-bearing demand
  deposit accounts ...............   $ (1,059)   $     49   $ (1,010)
Savings accounts .................      1,036         482      1,518
Time deposits ....................      1,939         345      2,284
Other ............................        651         116        767
                                     --------    --------   --------
Total interest-bearing
  liabilities ....................   $  2,567    $    992   $  3,559
                                     --------    --------   --------
Change in net interest
  income .........................   $  3,688    $ (1,231)  $  2,457
                                     ========    ========   ========

(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

                                             1996 COMPARED TO 1995

                                          INCREASE(DECREASE) DUE TO
                                          -------------------------
                                       VOLUME        RATE      NET (1)
                                       ------        ----      -------
                                               (In Thousands)
Earning assets:
Loans, net of
  unearned income ................   $  1,580    $   (315)  $  1,265

Securities
  U. S. government
    securities and agencies ......      1,160         333      1,493
  Obligations of states and
    political subdivisions .......        440        (132)       308
  Mortgage-backed securities .....        549          27        576
  Other securities ...............        (18)        (25)       (43)

Other ............................        (40)        (95)      (135)
                                     --------    --------   --------
Total earning assets .............   $  3,671    $   (207)  $  3,464
                                     --------    --------   --------

Interest-bearing liabilities:
Interest-bearing demand
  deposit accounts ...............   $    173    $    743   $    916
Savings accounts .................         58        (125)       (67)
Time deposits ....................      1,591          73      1,664
Other ............................        159         (49)       110
                                     --------    --------   --------
Total interest-bearing
  liabilities ....................   $  1,981    $    642   $  2,623
                                     --------    --------   --------
Change in net interest
  income .........................   $  1,690    $   (849)  $    841
                                     ========    ========   ========



(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

                              INVESTMENT PORTFOLIO


The following table sets forth the amortized cost of securities at the dates indicated:


                                     December 31
                                     -----------
                              1997        1996        1995
                           ---------    --------    --------
                                    (In Thousands)

U.S. Government and
  Agency Securities ....  $ 110,684    $ 125,087   $ 99,842
Obligations of State and
  Political Subdivisions     59,893       52,051     45,837
Other Securities .......     77,153       68,610     66,688
                             ------       ------     ------
                          $ 247,730    $ 245,748   $212,367
                          =========    =========   ========



The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities at December 31, 1997:



                                         After One           After Five
                         Within          But Within          But Within           After
                        One Year         Five Years          Ten Years          Ten Years
                        --------         -----------         ----------         ---------

U.S Government
  and Agency
  Securities ...   $  7,490  5.62%     $ 88,848  6.43%    $ 14,346  6.67%   $

Obligations of
  States and
  Political
  Subdivisions .      3,071  9.08%       11,448  8.97%      33,555  7.73%     11,819  7.32%

Other Securities     19,228  6.43%       52,183  6.38%       5,742  6.72%
                     ------              ------              -----            ------
Total ..........    $29,789            $152,479           $ 53,643          $ 11,819
                     ======             =======             ======            ======




The maturity of mortgage-backed securities, included as other securities, reflects scheduled repayments when the payment is due.

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth loans (excluding real estate mortgage loans, consumer loans, and net receivables on leased equipment, which are included in commercial, financial and agricultural loans in the consolidated financial statements) outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated; also, amounts due after one year are classified according to their sensitivity to changing interest rates.



                                 Loans Maturing
                  --------------------------------------------

                            After One     After
                   Within   But Within    Five
                  One Year  Five Years    Years     Total
                  --------  ----------    -----     -----

Commercial,
  financial and
  agricultural    $ 75,443   $ 31,781   $ 13,188   $120,412
Real estate-
  construction      22,285      2,041         39     24,365
                  --------   --------   --------   --------
                  $ 97,728   $ 33,822   $ 13,227   $144,777
                  ========   ========   ========   ========



                                Interest Sensitivity
                                --------------------

                             Fixed             Variable
                              Rate               Rate
                              ----               ----

                                   (In Thousands)
Due after 1 but within 5
  years .................   $31,082            $ 2,740
Due after 5 years .......    13,227
                            -------             ------
                            $44,309            $ 2,740
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

The following table shows the maturity of time deposits over $100,000.




       Less than 3 Months        $  46,449,447
       3 Months- 6 Months           24,285,177
       6 Months-12 Months           28,731,180
       Over 12 Months               16,734,492
                                  ------------
                                 $ 116,200,296
                                 =============



ITEM 2. PROPERTIES

     The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. The Technology Center located in Tupelo, Mississippi houses the electronic data processing, proof, purchasing, statement rendering, and voice response operations. In addition, the Bank operated thirty (30) full-service branches, and eleven (11) limited-service branches. The Bank has two (2) full-service branches in Southaven; one (1) full-service branch and two (2) limited-service branches in Booneville; one (1) full-service branch and one (1) limited-service branch in Amory, Corinth, Pontotoc, Grenada, Olive Branch, and West Point; one
(1) full-service branch each at Aberdeen, Batesville, Calhoun City, Coffeeville, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Saltillo, Sardis, Shannon, Verona, and Winona, Mississippi; one (1) limited-service branch each at Plantersville, and Smithville, Mississippi and six (6) full-service branches and one (1) limited-service branch in Tupelo, Mississippi.

The Registrant leases, on a long-term basis, five branch locations for use in conducting banking activities. The aggregate annual rental for all leased premises during the year ending December 31, 1997, did not exceed five percent of the Bank's operating expenses.

It is anticipated that in the next five years, branch renovations and construction will be completed at Hernando, Corinth and a new location west of Tupelo, Mississippi. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending or threatened at December 31, 1997, which in the opinion of the Company could have a material adverse effect upon the Company's business or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1997.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The information under the captions "Market Value of Stock by Quarters" on page 25 of the Registrant's 1997 Annual Report is incorporated herein by reference.

At March 20, 1998, the total number of shareholders of the Company's common stock was 2,333.

The Registrant's common stock trades on the American Stock Exchange under the symbol PHC.


ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Information" on Page
24 of the Registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 26 through 37 of the Registrant's 1997 Annual Report are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements are included on pages 4 through 23 of the Registrant's 1997 Annual Report and are incorporated herein by reference.

The information on Page 22 of the Registrant's 1997 Annual report reflecting unaudited quarterly results of operations is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and nominees of the Registrant appear under "Election of Directors" on Pages 3 through 5 of the Company's definitive Proxy Statement, dated March 23, 1998, which is incorporated herein by reference.

Information concerning executive officers of the Registrant and its subsidiary appears on Page 6 under the caption "Executive Officers" of the Company's definitive Proxy Statement, dated March 23, 1998, which is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Summary Compensation Table-Annual
Compensation" on Pages 7 through 10 of the Company's definitive Proxy Statement, dated March 23, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under "Principal Holders of Voting Security" on Page 3 of the Company's definitive Proxy Statement, dated March 23, 1998, is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under "Transactions with Management: on Page 13 of the Company's definitive Proxy Statement, dated March 23, 1998, is incorporated herein by reference.

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

          (13) Annual Report to Shareholders for the year ended December 31, 1997

          (23) Consent of Independent Auditors

          (27) Financial Data Schedule

      (b) No Form 8-K was filed during the quarter ended December
          31, 1997.

      (d) Financial Statement Schedules -- None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES HOLDING COMPANY

DATED: March 23, 1998                   By /s/ John W. Smith
----------------------                  -----------------------------
                                        John W. Smith, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

John W. Smith,
President and Director
(Chief Executive Officer) .....          /s/ John W. Smith

Robert C. Leake,
Chairman of the Board and
Director ......................          /s/ Robert C. Leake

William M. Beasley, Director ..          /s/ William M. Beasley

George H. Booth, II, Director .          /s/ George H. Booth, II

Frank B. Brooks, Director .....          /s/ Frank B. Brooks

John M. Creekmore, Director ...          /s/ John M. Creekmore

Marshall H. Dickerson, Director          /s/ Marshall H. Dickerson

A. M. Edwards, Jr., Director ..          /s/ A. M. Edwards, Jr.

Eugene B. Gifford, Jr.,
Director ......................          /s/ Eugene B. Gifford, Jr.

C. Larry Michael, Director ....          /s/ C. Larry Michael

Jimmy S. Threldkeld, Director .          /s/ Jimmy S. Threldkeld

J. Heywood Washburn, Director .          /s/ J. Heywood Washburn

Robert H. Weaver, Director ....          /s/ Robert H. Weaver

J. Larry Young, Director ......          /s/ J. Larry Young

Form 10-K--Item 14 (a) (1) and (2)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8.

                         Report of Independent Auditors

            Consolidated Balance Sheets--December 31, 1997 and 1996

                 Consolidated Statements of Income--Years ended
                       December 31, 1997, 1996, and 1995

          Consolidated Statements of Shareholders' Equity--Years ended
                        December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--Years ended December 31,
                              1997, 1996 and 1995

         Notes to Consolidated Financial Statements--December 31, 1997


Schedules to the consolidated financial statements required by Article
9 of Regulation S-X are not required under the related instructions or are not applicable and therefore, have been omitted.

Exhibit
Number          Description                               Page
------          -----------                               ----

13          Annual Report to Shareholders ...............  18

23          Consent of Independent Auditors .............  53