Form 10-Q
period 1998-03-31
PEOPLES HOLDING CO
filed 1998-05-15
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998
                         Commission File Number 1-13253

                           THE PEOPLES HOLDING COMPANY
            --------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                             MISSISSIPPI 64-0676974
         --------------------------------------------------------------
        (State of Incorporation) (I.R.S. Employer Identification Number)

            209 Troy Street, P. O. Box 709, Tupelo, Mississippi 38801
            ---------------------------------------------------------
                    (Address of principal executive offices)

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

            Common stock, $5 Par Value, 5,859,472 shares outstanding
                              as of May 12, 1998

                          THE PEOPLES HOLDING COMPANY
                                     INDEX

PART 1. FINANCIAL INFORMATION                                   PAGE

     Item 1. FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997...............3

          Consolidated Statements of Income - Three Months
               Ended March 31, 1998 and 1997......................4

          Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1998 and 1997.........5

          Notes to Consolidated Financial Statements..............6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...................................11

     Item 6.(b) Reports on Form 8-K..............................11

     Signatures..................................................11

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31        DECEMBER 31
                                                   1998             1997
                                               ------------      -----------
                                                (Unaudited)       (Note 1)
Assets
   Cash and due from banks ................ $    38,276,988    $  32,932,007
   Federal funds sold .....................      14,000,000        6,000,000
                                                 ----------       ----------
        Cash and cash equivalents .........      52,276,988       38,932,007

   Interest bearing balances with banks          13,337,005       14,972,568
   Securities held-to-maturity (market
      value-$65,928,847 and $60,555,766
      at March 31, 1998 and December 31,
      1997, respectively) .................      65,223,876       59,893,375

   Securities available-for-sale (amortized
      cost-$216,708,174 and $187,836,120 at
      March 31, 1998 and December 31, 1997,
      respectively) .......................     217,835,216      188,738,354

   Loans, net of unearned income .........      628,181,893      627,945,380
      Allowance for loan losses ...........      (9,145,895)      (9,103,828)
                                                -----------     ------------
         Net Loans ........................     619,035,998      618,841,552

   Premises and equipment .................      24,083,237       23,492,657
   Other assets ...........................      26,095,935       26,184,367
                                                -----------     ------------
            Total Assets .................. $ 1,017,888,255    $ 971,054,880
                                              =============     ============

Liabilities
   Deposits:
      Noninterest-bearing ................. $   121,317,519    $ 120,828,654
      Certificates of deposit exceeding
          $100,000 ........................     108,150,650      106,952,104
      Interest bearing ....................     649,473,954      607,133,427
                                               ------------     ------------
                Total Deposits ............     878,942,123      834,914,185

   Treasury tax and loan note account .....       7,415,868        6,101,276
   Borrowings ................. ...........      17,876,724       18,454,080
   Other liabilities ......................      13,532,379       13,434,422
                                               ------------     ------------
                Total Liabilities ......... $   917,767,094    $ 872,903,963

Shareholders' Equity
   Common Stock, $5 par value-7,500,000
     shares authorized, 5,859,472 shares
     issued and outstanding at March 31, 1998
     and December 31, 1997, respectively ..      29,297,360       29,297,360
   Additional paid-in capital .............      39,875,796       39,875,796
   Unrealized gains on securities,
     available-for-sale, net of tax........         706,655          565,708
   Retained earnings ......................      30,241,350       28,412,053
                                               ------------     ------------
             Total Shareholders' Equity ...     100,121,161       98,150,917
                                               ------------     ------------
             Total Liabilities and
               Shareholders' Equity ....... $ 1,017,888,255    $ 971,054,880
                                              =============     ============

See Notes to Consolidated Financial Statements

                      THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED MARCH 31

                                                   1998             1997
                                                   ----             ----
                                                       (Unaudited)
Interest Income
      Loans ................................  $ 14,541,502     $ 13,129,673
      Securities:
           Taxable .........................     3,140,091        3,203,063
           Tax-exempt ......................       822,381          719,164

      Other ................................       377,733          206,791
                                                   -------          -------
                Total interest income ......    18,881,707       17,258,691

Interest Expense
      Time deposits exceeding $100,000 .....     1,448,496          867,639
      Other deposits .......................     6,733,000        6,266,525
      Borrowings ...........................       346,271          299,077
                                                    ------           ------
                Total interest expense .....     8,527,767        7,433,241
                                                 ---------        ---------
                Net interest income ........    10,353,940        9,825,450
Provision for loan losses ..................       640,668          570,000
                                                   -------          -------
                Net interest income after
                provision for loan losses ..     9,713,272        9,255,450

Noninterest income:
      Service charges on deposit accounts...     1,697,268        1,598,356
      Fees and commission ..................       445,110          440,016
      Trust revenue ........................       180,000          149,700
      Gains on sale of securities and loans.       230,039           90,655
      Other ................................       839,191          571,700
                                                   -------          -------
                Total noninterest income ...     3,391,608        2,850,427

Noninterest expense:
      Salaries and employee benefits .......     5,101,579        4,655,620
      Net occupancy ........................       643,821          684,009
      Equipment ............................       497,016          445,062
      Other ................................     2,842,645        2,567,258
                                                 ---------        ---------
                Total noninterest expense...  $  9,085,061     $  8,351,949
                                                 ---------        ---------
Income before income taxes .................     4,019,819        3,753,928
Income taxes ...............................     1,165,094        1,152,762
                                                 ---------        ---------
                Net income .................  $  2,854,725     $  2,601,166
                                                 =========        =========

Basic and diluted earnings per share .......         $ .49           $  .44
                                                     =====            =====

Weighted average shares outstanding ........     5,859,472        5,859,472
                                                 =========        =========

See Notes to Consolidated Financial Statements.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  THREE MONTHS ENDED MARCH 31
                                                    1998             1997
                                                    ----             ----
                                                          (Unaudited)
Operating Activities
      Net income ............................   $  2,854,725      $  2,601,166
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses .............        640,668           570,000
      Provision for depreciation and
           amortization .....................        635,034           618,633
      Net amortization (accretion) of
           securities premiums/discounts ....         43,054           166,494
      Gains on sales/calls of
           securities .......................       (230,039)          (90,655)
      Increase in other liabilities .........         97,957           938,418
      Deferred income taxes (credits)........        164,136           (98,387)
      Losses on sales of premises
            and equipment ...................         38,187           103,693
      Increase in other assets ..............        (61,167)         (333,169)
                                                    --------          --------
           Net Cash Provided by Operating
                Activities ..................      4,182,555         4,476,193

Investing Activities
      Net decrease (increase) in balances
           with other banks .................      1,635,563          (480,555)
      Proceeds from maturities/calls of
           securities held-to-maturity ......        579,400           342,000
      Proceeds from maturities/calls of
           securities available-for-sale ....     12,444,774        28,706,824
      Proceeds from sales of
           securities available-for-sale ....              0         6,090,655
      Purchases of securities
           held-to-maturity .................     (5,895,046)         (462,000)
      Purchases of securities
           available-for-sale ...............    (41,374,737)      (55,541,198)
      Net increase in loans .................    (22,414,244)      (14,421,919)
      Proceeds from sale of loans ...........     21,555,019         5,512,496
      Proceeds from sales of premises and
           equipment  .......................         97,392           153,406
      Purchases of premises and equipment ...     (1,205,441)       (1,135,786)
                                                    --------          --------
           Net Cash Used in Investing
                Activities ..................    (34,577,320)      (31,236,077)

Financing Activities
      Net increase in
           noninterest-bearing deposits .....        488,865         4,578,491
      Net increase in other interest-bearing
           deposits .........................     43,539,073        12,103,779
      Net increase in treasury
           tax and loan note account ........      1,314,592         1,663,573
      Increase (decrease) in borrowings .....       (577,356)        4,519,924
      Cash dividends paid ...................     (1,025,428)         (781,335)
                                                    --------          --------
          Net Cash Provided by Financing
                Activities ..................     43,739,746        22,084,432
                                                  ----------        ----------
      Decrease in Cash
                and Cash Equivalents ........     13,344,981        (4,675,452)
                                                  ----------        ----------
Cash and cash equivalents at
      beginning of period ...................     38,932,007        46,874,641
                                                  ----------        ----------
Cash and cash equivalents at end of period ..   $ 52,276,988      $ 42,199,189
                                                  ==========        ==========
Non-cash transactions:
       Transfer of loans to other real estate   $    254,150      $    137,542
                                                     =======           =======
See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.



Note 2 Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $2,995,672 and $1,696,555.



Note 3  Other Accounting Pronouncements

In February 1998, SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued, superseding the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in its 1998 annual report. SFAS No. 132 suggests a parallel format for presenting information about pensions and other postretirement benefits, but the information disclosed is not substantially different than what is required under current guidance. The Company does not anticipate that the adoption of this statement will have a significant impact on its consolidated financial condition or results of operations.

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

Financial Condition
-------------------

Total assets of The Peoples Holding Company grew from $971,054,880 on December 31, 1997, to $1,017,888,255 on March 31, 1998, or 4.82% for the three month period. Total securities increased from $248,631,729 on December 31, 1997, to $283,059,092 on March 31, 1998, with the majority of growth in Mortgage-backed securities. Loans, net of unearned income, increased $236,513 or .04%.

Total deposits for the first three months of 1998 grew from $834,914,185 at December 31, 1997 to $878,942,123 at March 31, 1998, or an increase of 5.27%, with the majority of growth in public fund interest bearing demand deposits.

The equity capital to total assets ratio was 9.84% and 10.11% for March 31, 1998 and December 31, 1997, respectively. The decrease is mainly due to the significant growth in assets funded primarily by deposits. Capital grew 2.01% from December 31, 1997 to March 31, 1998 due to record earnings.

Results of Operations-Quarter Ended March 31, 1998 compared to 1997
-------------------------------------------------------------------

The Company's net income for the three month period ending March 31, 1998 was $2,854,725 compared to $2,601,166 from the first quarter of 1997. The increase in net income for the first quarter of 1998 compared to 1997 is the result of customary and usual deposit gathering and lending operations. The first quarter for 1998 and 1997 experienced the same annualized return of average assets of 1.16%.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. Net interest income was $10,353,940 and $9,825,450 for the three months ending March 31, 1998 and 1997, respectively. Earning assets averaged $916.6 million for first quarter ending March 31, 1998 compared to $839.0 million for the same period in 1997. The net interest margin was 4.82% and 4.96% for the three months ending March 31, 1998 and 1997, respectively. The decrease in net interest margin is due to increases in the volume and rate of costing liabilities and the subsequent investment of those funds into short-term assets instead of higher yielding long-term assets. Although net interest margin decreased, net interest income increased.

The provision for loan losses is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to absorb inherent losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $640,668 and $570,000 for quarters ending March 31, 1998 and 1997, respectively. The allowance for loan losses as a percentage of net loans outstanding was 1.46% and 1.45% as of March 31, 1998 and December 31, 1997. Net charge-offs to average loans was .10% for each three month period ending March 31, 1998 and 1997.

Noninterest income, excluding gains from the sales of securities and loans, was $3,161,569 for the quarter ending March 31, 1998, compared to $2,759,772 for same period in 1997, or a increase of 14.56%. Service charges increased $98,912 due to the growth in deposits. The increase in other noninterest income was due in part to increases in revenue from fees charged on credit card loans, mortgage loans, and deposit accounts of the Company.

Noninterest expenses were $9,085,061 for the quarter ending March 31, 1998, compared to $8,351,949 for the same period in 1997, or an increase of 8.78%. Salaries and employee benefits increased 9.58% due to an increase in personnel to support growth and new facilities. The increase in other noninterest expenses of approximately $275,000 is due to increases in computer processing costs, courier costs, and supply costs related to the growth in deposits.

Income tax expense was $1,165,094 for the three months ending March 31, 1998, compared to $1,152,762 for the same period in 1997. The increase is due to increased profits for the first quarter of 1998 compared to 1997. The Company continues to invest in assets whose earnings are given favorable tax treatment.


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

Approximately 88% of the Company's deposits are composed of accounts with balances less than $100,000. The Company maintains targets for both volatile dependency and liquidity. At March 31, 1998, these targets were well within the guidelines set by the Asset-Liability Committee.

Other sources available for meeting the Company's liquidity needs include available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank or the treasury tax and loan note account.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 1998, the Bank has met all capital adequacy requirements to which it is subject.

As of March 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category.

The Bank's actual capital amounts and applicable ratios are as follows:


                                                    Actual
                                                Amount   Ratio
                                                ------   -----
                                                (000)
As of March 31, 1998
         Total Capital ....................   $101,319   15.6%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 93,215   14.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 93,215    9.4%
           (to Average Assets)

As of December 31, 1997
         Total Capital ....................   $ 99,223   15.7%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 91,315   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 91,315    9.9%
           (to Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $17.09 and $16.75 at March 31, 1998 and December 31, 1997, respectively. Quarterly cash dividends were raised to $.175 per share, up from $.133 per share during the first quarter of 1997.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings

              There were no material proceedings pending at March 31 1998, against the registrant or its subsidiary.

   Item 6(b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the first quarter of 1998.





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




                                       THE PEOPLES HOLDING COMPANY
                                       ---------------------------
                                              Registrant



DATE:  May 12, 1998                         /s/  John W. Smith
                                       ---------------------------
                                             John W. Smith
                                    President & Chief Executive Officer