Form 10-Q
period 1998-06-30
PEOPLES HOLDING CO
filed 1998-08-14
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 5,845,572 shares outstanding
                               as of August 13, 1998

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets -
                 June 30, 1998 and December 31, 1997.................. 3
            Consolidated Statements of Income - Six Months
                 Ended June 30, 1998 and 1997......................... 4
            Consolidated Statements of Income - Three Months
                 Ended June 30, 1998 and 1997......................... 4
            Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1998 and 1997.............. 5
            Notes to Consolidated Financial Statements................ 6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................. 7

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 11

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 12

         Item 4.

             Submission of Matters to a Vote of Shareholders......... 12

         Item 6.(b)

             Reports on Form 8-K..................................... 12

         Signatures.................................................. 13

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30        DECEMBER 31
                                                    1998            1997
                                               ------------      -----------
                                                (Unaudited)       (Note 1)
Assets
   Cash and due from banks ..................$   36,500,066     $ 32,932,007
   Federal Fund Sold ........................                      6,000,000
                                                 ----------       ----------
           Cash and cash equivalents.........    36,500,066       38,932,007

   Interest bearing balances with banks .....       817,610       14,972,568

   Securities held-to-maturity (market
      value-$75,521,919 and $60,555,766
      at June 30, 1998 and December 31,
      1997, respectively) ...................    74,678,847       59,893,375

   Securities available-for-sale (amortized
      cost-$225,151,600 and $187,836,120
      June 30, 1998 and December 31, 1997,
      respectively) .........................   226,597,327      188,738,354

   Loans, net of unearned income ............   642,197,376      627,945,380
        Allowance for loan losses ...........    (9,418,558)      (9,103,828)
                                                -----------     ------------
           Net Loans ........................   632,778,818      618,841,552

   Premises and equipment ...................    24,379,885       23,492,657
   Other assets .............................    27,424,144       26,184,367
                                                -----------     ------------
              Total Assets ..................$1,023,176,697    $ 971,054,880
                                              =============     ============
  Liabilities
   Deposits:
      Noninterest-bearing .................  $  124,246,494    $ 120,828,654
      Certificates of deposit exceeding
          $100,000 ........................     107,997,406      106,952,104
      Interest bearing ....................     647,733,164      607,133,427
                                               ------------     ------------
                Total Deposits ............     879,977,064      834,914,185

   Treasury tax and loan note account .....      10,000,000        6,101,276
   Borrowings .............................      18,289,105       18,454,080
   Other liabilities ......................      12,900,381       13,434,422
                                               ------------     ------------
                Total Liabilities .........  $  921,166,550    $ 872,903,963

Shareholders' Equity
   Common Stock, $5 par value-15,000,000
     authorized, 5,859,472 shares
     issued and outstanding at
     June 30, 1998 and December 31, 1997,
     respectively ..........................     29,297,360       29,297,360
   Additional paid-in capital ..............     39,875,796       39,875,796
   Unrealized gains on securities
     available-for-sale, net of tax ........        906,471          565,708
   Retained earnings .......................     31,930,520       28,412,053
                                               ------------     ------------
             Total Shareholders' Equity ....    102,010,147       98,150,917
                                               ------------     ------------
             Total Liabilities and
               Shareholders' Equity ........ $1,023,176,697    $ 971,054,880
                                              =============     ============

See Notes to Consolidated Financial Statements


                                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                   SIX MONTHS ENDED JUNE 30        THREE MONTHS ENDED JUNE 30
                                                   1998              1997             1998             1997
                                                   ----              ----             ----             ----
                                                         (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $ 29,310,356    $ 26,764,006       $ 14,768,854    $ 13,634,333
      Securities:
           Taxable .........................      6,628,748       6,611,262          3,488,657       3,408,199
           Tax-exempt ......................      1,725,263       1,431,272            902,882         712,108

      Other ................................        566,611         359,996            188,878         153,205
                                                    -------         -------              -----           -----
                Total interest income ......     38,230,978      35,166,536         19,349,271      17,907,845

Interest Expense
      Time deposits exceeding $100,000 .....      2,912,859       2,409,665          1,464,363       1,542,026
      Other deposits .......................     13,718,223      12,265,105          6,985,223       5,998,580
      Borrowings  ..........................        720,109         626,694            373,838         327,617
                                                    -------         -------             ------          ------
                Total interest expense .....     17,351,191      15,301,464          8,823,424       7,868,223
                                                 ----------      ----------          ---------       ---------
                Net interest income ........     20,879,787      19,865,072         10,525,847      10,039,622

Provision for loan losses ..................      1,281,336       1,140,000            640,668         570,000
                                                  ---------       ---------            -------         -------
                Net interest income after
                provision for loan losses ..     19,598,451      18,725,072          9,885,179       9,469,622

Noninterest income:
      Service charges on deposit accounts ..      3,498,697       3,287,673          1,801,429       1,689,317
      Fees and commissions .................        889,970         991,120            444,860         551,104
      Trust revenue ........................        360,022         299,400            180,022         149,700
      Gains on sale of securities and loans.        427,257          77,711            197,218         (12,944)
      Other ................................      1,568,214       1,052,575            729,023         480,875
                                                    -------         -------            -------         -------
                Total noninterest income ...      6,744,160       5,708,479          3,352,552       2,858,052

Noninterest expenses:
      Salaries and employee benefits .......     10,156,709       9,446,115          5,055,130       4,790,495
      Net occupancy ........................      1,319,668       1,247,362            675,847         563,353
      Equipment ............................        960,634         858,117            463,618         413,055
      Other ................................      6,136,361       5,426,665          3,293,716       2,859,407
                                                  ---------       ---------          ---------       ---------
                Total noninterest expenses .     18,573,372      16,978,259          9,488,311       8,626,310
                                                 ----------      ----------          ---------       ---------
Income before income taxes .................      7,769,239       7,455,292          3,749,420       3,701,364
Income taxes ...............................      2,199,946       2,223,737          1,034,852       1,070,975
                                                  ---------       ---------          ---------       ---------
                Net income .................   $  5,569,293    $  5,231,555       $  2,714,568    $  2,630,389
                                                 ==========      ==========       ============    ============

Basic and diluted earnings per share  ......         $ 0.95          $ 0.89             $ 0.46          $ 0.45
                                                     ======          ======             ======          ======

Weighted average shares outstanding  .......      5,859,472       5,859,472          5,859,472       5,859,472
                                                  =========       =========          =========       =========

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED JUNE 30
                                                      1998             1997
                                                      ----             ----
                                                          (Unaudited)
Operating Activities
      Net Income .............................   $  5,569,293    $  5,231,555
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses ..............      1,281,336       1,140,000
      Provision for depreciation and
           amortization ......................      1,277,998       1,165,995
      Net amortization (accretion) of
           securities premiums/discounts .....         62,168       1,335,899
      Gain on sale of loans ..................       (407,144)       (139,580)
      Losses (gains) on sales/calls of
           securities ........................        (20,113)         61,869
      Increase (decrease) in other liabilities       (534,041)        129,967
      Deferred income taxes (credits).........        208,913        (124,567)
      Losses (gains) on sales of
           premises and equipment ............         83,660         106,712
      Increase in other assets ...............     (1,962,446)       (485,867)
                                                     --------        --------
           Net Cash Provided by Operating
                Activities ...................      5,559,624       8,421,983

Investing Activities
      Net (increase) decrease in balances
           with other banks ..................     14,154,958      (4,968,078)
      Proceeds from maturities/calls of
           securities held-to-maturity .......      1,943,940       1,772,594
      Proceeds from maturities/calls of
           securities available-for-sale .....     32,045,636      37,377,232
      Proceeds from sales of
           securities available-for-sale .....      5,078,456      31,311,869
      Purchases of securities
           held-to-maturity ..................    (16,700,980)     (2,782,000)
      Purchases of securities
           available-for-sale ................    (74,510,059)    (91,825,004)
      Net increase in loans ..................    (53,038,324)    (38,297,990)
      Proceeds from sales of loans ...........     38,226,866      12,906,532
      Proceeds from sales of premises
           and equipment .....................        266,716         153,406
      Purchases of premises and equipment ....     (2,204,576)     (1,824,831)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ...................    (54,737,367)    (56,176,270)

Financing Activities
      Net increase (decrease) in
           noninterest-bearing deposits ......      3,417,840        (354,898)
      Net increase in other
          interest-bearing deposits ..........     41,645,039      33,774,905
      Net increase in treasury
          tax and loan note account  .........      3,898,724       2,163,352
      Increase (decrease) in borrowings ......       (164,975)      3,978,697
      Cash dividends paid ....................     (2,050,826)     (1,640,803)
                                                   ----------      ----------
           Net Cash Provided by Financing
                Activities ...................     46,745,802      37,921,253
                                                   ----------      ----------
            Decrease in Cash
                and Cash Equivalents .........     (2,431,941)     (9,833,034)

      Cash and Cash Equivalents at
           beginning of period ...............     38,932,007      46,874,641
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $ 36,500,066    $ 37,041,607
                                                 ============    ============
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $    555,517    $    267,489
                                                 ============    ============

See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

Note 1 Basis of Presentation:

The consolidated balance sheet at December 31, 1997, has been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1997. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.


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

For the six month periods ended June 30, 1998 and 1997, total comprehensive income amounted to $5,910,056 and $5,045,836, respectively. For the quarters ended June 30, 1998 and 1997, total comprehensive income amounted to $2,914,384 and $3,349,281, respectively.



Note 3  Other Accounting Pronouncements

In February 1998, SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued, superseding the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in its 1998 annual report. SFAS No. 132 suggests a parallel format for presenting information about pensions and other postretirement benefits, but the information disclosed is not substantially different than what is required under current guidance. The adoption of this statement will not have an impact on the Company's consolidated financial condition or results of operations.



Note 4  Subsequent Events

Subsequent to the second quarter of fiscal 1998, the Company repurchased shares of its common stock in the open market. As of August 13, 1998, the Company had repurchased 13,900 shares of the Company's stock at an average price of $36.20 per share for an aggregate amount of $503,198.

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


Financial Condition
-------------------

Total assets of The Peoples Holding Company grew from $971,054,880 on December 31, 1997, to $1,023,176,697 on June 30, 1998, or 5.37% for the six month period.
Total securities increased from $248,631,729 on December 31, 1997, to $301,276,174 on June 30, 1998, with the majority of growth in State, County, and Municipal Bonds and Mortgage-backed securities. Loans, net of unearned income, increased $14,251,996 or 2.27%.

Total deposits for the first six months of 1998 grew from $834,914,185 on December 31, 1997 to $879,977,064 on June 30, 1998, or an increase of 5.40%, with the majority of growth in time deposits.

The equity capital to total assets ratio was 9.97% and 10.11% for June 30, 1998 and December 31, 1997, respectively. The decrease is mainly due to the significant growth in assets funded primarily by deposits. Capital grew 3.93% from December 31, 1997 to June 30, 1998 due to record earnings.



Results of Operations
---------------------

The Company's net income for the six month period ending June 30, 1998, was $5,569,293 representing an increase of $337,738 or 6.46% over net income for the six month period ending June 30, 1997 which totaled $5,231,555. The increase in net income for the six month period came from usual and customary deposit gathering and lending operations. Net income was $2,714,568 and $2,630,389 for the second quarter ending June 30, 1998 and 1997, respectively. The annualized returns on average assets for the six month period ending June 30, 1998 and 1997, was 1.12% and 1.14%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. The net interest income for the six month periods ending June 30, 1998 and 1997, was $20,879,787 and $19,865,072, respectively. The net interest income was $10,525,847 and $10,039,622 for the three month periods ending June 30, 1998 and 1997, respectively. Earning assets averaged $928.4 million for the six month period ending June 30, 1998, compared to $846.7 million for the same period in 1997. The increase in average earning assets is mainly in the securities portfolio as a result of increased deposit funding. Reduced customer demand and the competitive rate environment have slowed average loan growth over the first two quarters of 1998. The net interest margin was 4.79% and 4.94% for the six month periods ending June 30, 1998 and 1997, respectively. The net interest margin was 4.77% and 4.94% for the quarters ending June 30, 1998 and 1997, respectively. The decrease in net interest margin is due in part to the increase of the investment portfolio as a percentage of the earning asset mix in 1998. Investments by nature of the associated risk carry lower yields than loans.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans.
The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $1,281,336 and $1,140,000 for the six month periods ending
June 30, 1998 and 1997, respectively. The provision for loan losses totaled $640,668 and $570,000 for the quarters ending June 30, 1998 and 1997, respectively. The allowance for loan losses as a percentage of net loans outstanding was 1.47% and 1.45% as of June 30, 1998 and December 31, 1997, respectively. Net charge-offs to average loans was .14% and .20% for the six month periods ending June 30, 1998 and 1997, respectively. Net charge-offs to average loans was .05% and .10% for the quarters ending June 30, 1998 and 1997, respectively.

Noninterest income, excluding gains from the sales of securities and loans, was $6,316,903 for the six month period ending June 30, 1998, compared to $5,630,768 for the same period in 1997, or a increase of 12.19%. Service charges increased $211,024 due to the growth in deposits over that period. The increase in other noninterest income for the six months ending June 30, 1998, compared to the same period in 1997, was attributable to an increase in debit card and merchant activity and mortgage loan servicing. The recent introduction of skip payment fees and loan document preparation fees has also boosted noninterest income. Noninterest income, excluding gains from the sales of securities and loans, for the quarter ending June 30, 1998 increased $284,338 or 9.90% compared to the same period in 1997 due in part to the aforementioned items.

Noninterest expenses were $18,573,372 for six month period ending June 30, 1998, compared to $16,978,259 for the same period 1997, or an increase of 9.40%.
The components of noninterest expenses for the quarter ending and six months ending June 30, 1998 and 1997, reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company as well as increases in depreciation and computer processing costs. Noninterest expenses for the quarter ending June
30, 1998 increased $862,001 or 9.99% compared to the same period in 1997.

As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software and operating systems will properly recognize date sensitive information when the year changes to 2000. The Company is following the guidelines and timetables established by the FDIC in regards to becoming year 2000 compliant. Management has continued the process of working with its software vendors to assure that the Company is prepared for the year 2000. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.
Management does not believe that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

Income tax expense was $2,199,946 for the six month period ending June 30, 1998, compared to $2,223,737 for the same period in 1997. Permanent differences primarily from tax-free securities for the two periods in comparison offset the additional amount of taxes related to the increase in income over the same period causing taxes to decrease. The Company continues to invest in assets whose earnings are given favorable tax treatment, which lowered the effective tax rate from 29.83% to 28.32%, for the six month periods ended June 30, 1997 to June 30, 1998, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of June 30, 1998, the Bank has met all capital adequacy requirements to which it is subject.

As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:


                                                    Actual
                                                Amount   Ratio
                                                ------   -----
                                                (000)
As of June 30, 1998
         Total Capital ....................  $ 103,208   15.6%
           (to Risk Weighted Assets)
         Tier I Capital ...................  $  94,905   14.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................  $  94,905    9.5%
           (to Adjusted Average Assets)

As of December 31, 1997
         Total Capital ....................  $  99,223   15.7%
           (to Risk Weighted Assets)
         Tier I Capital ...................  $  91,315   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................  $  91,315    9.9%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $ 17.41 and $16.75 at June 30, 1998 and December 31, 1997, respectively.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has an Asset/Liability Committee (ALCO) which monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis (GAP Analysis). Another test measures the impact on net interest income and on net portfolio value (NPV) of an immediate change in interest rates in 100 basis point increments. Net Portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at June 30, 1998.

                                         Percentage Change In:
                                    -------------------------------
Change In Interest Rates            Net Interest      Net Portfolio
   (In Basis Points)                 Income (1)         Value (2)
------------------------            ------------      -------------
       +400 ........................   (9.0)%            (12.3)%
       +300 ........................   (5.1)%             (9.0)%
       +200 ........................   (1.4)%             (5.7)%
       +100 ........................    0.6%              (2.7)%
       -100 ........................    0.0%               2.2%
       -200 ........................   (1.9)%              0.8%
       -300 ........................   (3.4)%             (1.8)%
       -400 ........................   (3.6)%             (7.9)%

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

Under the assumptions used in the table above, immediate rate fluctuations within plus or minus 200 basis points would have minimal effects on pre-tax earnings. An adverse material impact on pre-tax earnings would not occur unless rates experienced an immediate increase of 300 basis points or more, which management feels is unlikely at this time. The results of the interest rate shock are within the limits set by the Board of Directors.

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending June 30, 1998.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of The Peoples Holding Company was held on April 14, 1998, for the purpose of electing five members to the board of directors for a three year term, to approve a proposal to amend the articles of incorporation to increase to 15,000,000 the authorized shares of common stock of the Company, and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to
               Section 14(a) of the Securities Exchange Act of 1934.


               Election of Directors          For      Withheld   Not Voting

                THREE-YEAR TERM
               John M. Creekmore           4,573,386    14,780   1,271,306
               John W. Smith               4,572,058    16,108   1,271,306
               Jimmy S. Threldkeld         4,572,294    15,872   1,271,306
               Robert H. Weaver            4,573,386    14,780   1,271,306
               J. Larry Young              4,557,105    31,061   1,271,306


                                              For       Against    Abstain
               Approve a proposal to
               amend the articles of
               incorporation to increase
               to 15,000,000 the
               authorized shares of
               common stock of the
               Company                     4,517,177    24,162   1,318,133


                                              For       Against    Abstain
               Ratify appointment of
               Ernst & Young LLP as
               independent auditors
               for 1998                    4,579,085       331   1,280,750


   Item 6(b)   Reports on Form 8-K

               Form 8-K was not filed during the quarter ending June 30, 1998.

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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                              Registrant



DATE:  August 13, 1998                    /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer