Form 10-Q
period 1998-09-30
PEOPLES HOLDING CO
filed 1998-11-13
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended September 30, 1998
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 5,844,472 shares outstanding
                               as of November 12, 1998

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Balance Sheets -
                 September 30, 1998 and December 31, 1997............. 3
            Consolidated Statements of Income - Nine Months
                 Ended September 30, 1998 and 1997.................... 4
            Consolidated Statements of Income - Three Months
                 Ended September 30, 1998 and 1997.................... 4
            Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1998 and 1997........ 5
            Notes to Consolidated Financial Statements................ 6

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

         Item 1.

             Legal Proceedings....................................... 12

         Item 6.(b)

             Reports on Form 8-K..................................... 12

         Signatures.................................................. 12

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                               SEPTEMBER 30       DECEMBER 31
                                                    1998             1997
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ................    $      33,954     $    32,932
   Federal Fund Sold ......................                0           6,000
                                                  ----------       ---------
                                                      33,954          38,932

   Interest bearing balances with banks ...              288          14,973

   Securities held-to-maturity (market
      value-$76,704 and $60,556 at
      September 30, 1998 and December 31,
      1997, respectively) .................           74,663          59,893

   Securities available-for-sale (amortized
      cost-$224,758 and $187,836 at
      September 30, 1998 and December 31,
      1997, respectively) .................          229,394         188,738

   Loans ..................................          661,625         627,946
      Allowance for loan losses ...........           (9,637)         (9,104)
                                                  ----------       ---------
            Net Loans .....................          651,988         618,842

   Premises and equipment .................           25,178          23,493
   Other assets ...........................           26,401          26,184
                                                  ----------       ---------
            Total Assets ..................    $   1,041,866     $   971,055
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing .................    $     122,552     $   120,829
      Certificates of deposit exceeding
          $100,000 ........................          115,656         106,952
      Interest bearing ....................          651,851         607,133
                                                  ----------       ---------
                Total Deposits ............          890,059         834,914

   Treasury tax and loan note account .....            8,444           6,101
   Borrowings .............................           23,680          18,454
   Other liabilities ......................           14,303          13,435
                                                  ----------       ---------
                Total Liabilities .........          936,486         872,904

Shareholders' Equity
   Common Stock, $5 par value-15,000,000
     authorized, 5,844,472 and 5,859,472
     shares issued and outstanding at
     September 30, 1998 and
     December 31, 1997, respectively .......          29,222          29,297
   Additional paid-in capital ..............          39,876          39,876
   Unrealized gains on securities
     available-for-sale, net of tax ........           2,906             566
   Retained earnings .......................          33,376          28,412
                                                  ----------       ---------
             Total Shareholders' Equity ....         105,380          98,151
                                                  ----------       ---------
             Total Liabilities and
               Shareholders' Equity ........   $   1,041,866     $   971,055
                                                  ==========       =========

See Notes to Consolidated Financial Statements



                                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands, except share data)

                                               NINE MONTHS ENDED SEPTEMBER 30    THREE MONTHS ENDED SEPTEMBER 30
                                                   1998              1997             1998             1997
                                                   ----              ----             ----             ----
                                                         (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $     44,550     $     40,994     $     15,239    $     14,230
      Securities:
           Taxable .........................         10,051            9,943            3,423           3,332
           Tax-exempt ......................          2,676            2,170              951             739

      Other ................................            687              430              120              70
                                                    -------          -------          -------         -------
                Total interest income ......         57,964           53,537           19,733          18,371

Interest Expense
      Time deposits exceeding $100,000 .....          4,433            3,735            1,520           1,325
      Other deposits .......................         20,957           18,770            7,239           6,505
      Borrowings  ..........................          1,094              952              374             326
                                                    -------          -------          -------         -------
                Total interest expense .....         26,484           23,457            9,133           8,156
                                                 ----------       ----------       ----------      ----------
                Net interest income ........         31,480           30,080           10,600          10,215

Provision for loan losses ..................          1,922            1,710              640             570
                                                  ---------        ---------        ---------       ---------
                Net interest income after
                provision for loan losses ..         29,558           28,370            9,960           9,645

Noninterest income:
      Service charges on deposit accounts ..          5,290            4,992            1,792           1,704
      Fees and commissions .................          1,801            1,590              911             599
      Trust revenue ........................            540              449              180             150
      Gains on sale of securities and loans.            709              155              282              77
      Other ................................          1,999            1,582              430             529
                                                    -------          -------          -------         -------
                Total noninterest income ...         10,339            8,768            3,595           3,059

Noninterest expenses:
      Salaries and employee benefits .......         15,256           14,588            5,099           5,141
      Net occupancy ........................          2,047            1,866              728             618
      Equipment ............................          1,450            1,329              489             471
      Other ................................          9,271            8,295            3,135           2,869
                                                  ---------        ---------         --------        --------
                Total noninterest expenses .         28,024           26,078            9,451           9,099
                                                 ----------       ----------        ---------       ---------

Income before income taxes .................         11,873           11,060            4,104           3,605
Income taxes ...............................          3,370            3,281            1,170           1,058
                                                  ---------        ---------        ---------       ---------
                Net income .................   $      8,503     $      7,779     $      2,934    $      2,547
                                                 ==========       ==========       ==========      ==========

Basic and diluted earnings per share  ......         $ 1.45           $ 1.33           $  .50          $  .43
                                                     ======           ======           ======          ======

Weighted average shares outstanding  .......      5,856,782        5,859,472        5,851,488       5,859,472
                                                  =========        =========        =========       =========

 See Notes to Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                      1998             1997
                                                      ----             ----
                                                          (Unaudited)
Operating Activities
      Net Income ..............................  $      8,503    $      7,779
      Adjustments to reconcile net
           income to net cash provided
           by operating activities:
      Provision for loan losses ...............         1,922           1,710
      Provision for depreciation and
           amortization .......................         1,935           1,727
      Net amortization (accretion) of
           securities premiums/discounts ......            83             689
      Losses (gains) on sale of loans .........           649            (195)
      Losses (gains) on sales/calls of
           securities .........................            60              41
      Increase (decrease) in other liabilities.           868             885
      Deferred income taxes (credits)..........           207             (57)
      Losses (gains) on sales of
           premises and equipment .............          (131)            155
      Increase in other assets ................        (1,899)            (18)
                                                     --------        --------
           Net Cash Provided by Operating
                Activities ....................        12,197          12,716

Investing Activities
      Net (increase) decrease in balances
           with other banks ...................        14,685           1,628
      Proceeds from maturities/calls of
           securities held-to-maturity ........         3,940           3,169
      Proceeds from maturities/calls of
           securities available-for-sale ......        47,655          47,238
      Proceeds from sales of
           securities available-for-sale ......        16,242          48,988
      Purchases of securities
           held-to-maturity ...................       (18,668)         (6,512)
      Purchases of securities
           available-for-sale .................      (101,006)       (108,840)
      Net increase in loans ...................       (90,468)        (72,803)
      Proceeds from sales of loans ............        54,375          22,960
      Proceeds from sales of premises
           and equipment ......................           530             120
      Purchases of premises and equipment .....        (3,559)         (2,335)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ....................       (76,274)        (66,387)

Financing Activities
      Net increase (decrease) in
           noninterest-bearing deposits .......         1,724          (3,528)
      Net increase (decrease) in
          interest-bearing deposits ...........        53,421          22,853
      Net increase (decrease) in treasury
          tax and loan note account  ..........         2,343           3,489
      Net increase (decrease) in borrowings ...         5,226          24,233
      Acquistion of treasury stock ............          (541)              0
      Cash dividends paid .....................        (3,074)         (2,500)
                                                   ----------      ----------
           Net Cash Provided by Financing
                Activities ...................         59,099          44,547
                                                   ----------      ----------
            Decrease in Cash
                and Cash Equivalents .........         (4,978)         (9,124)
      Cash and Cash Equivalents at
           beginning of period ...............         38,932          46,875
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $     33,954    $     37,751
                                                 ============    ============
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $      1,159    $        828
                                                 ============    ============

See Notes to Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                        (in thousands, except share data)

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

For the nine month periods ended September 30, 1998 and 1997, total comprehensive income amounted to $10,843 and $7,966, respectively. For the quarters ended September 30, 1998 and 1997, total comprehensive income amounted to $4,933 and $2,920, respectively.


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

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                        (in thousands, except share data)

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


Financial Condition
-------------------

Total assets of The Peoples Holding Company grew from $971,055 on December 31, 1997, to $1,041,866 on September 30, 1998, or 7.29% for the nine month period. Total securities increased from $248,631 on December 31, 1997, to $304,057 on September 30, 1998, with the majority of growth in State, County, and Municipal Bonds and Mortgage-backed securities. Loans, net of unearned income, increased $33,679 or 5.36%. Approximately $19,427 of the increase in loans was in the third quarter of 1998.

Total deposits for the first nine months of 1998 grew from $834,914 on December 31, 1997 to $890,059 on September 30, 1998, or an increase of
6.60%, with the majority of growth in public fund checking and time deposits.

The equity capital to total assets ratio was 10.11% for September 30, 1998 and December 31, 1997. Capital grew 7.37% from December 31, 1997 to
September 30, 1998 due to record earnings. In addition, the Company continued paying higher dividends in 1998 compared to 1997.

Results of Operations
---------------------

The Company's net income for the nine month period ending September 30, 1998, was $8,503 representing an increase of $724 or 9.31% over net income for the nine month period ending September 30, 1997 which totaled $7,779.
The majority of the increase in net income for the nine month period in 1998 compared to 1997 came from usual and customary deposit gathering and lending operations. Net income was $2,934 and $2,547 for the third quarter ending September 30, 1998 and 1997, respectively. The annualized return on average assets for the nine month periods ending September 30, 1998 and 1997, was 1.12% and 1.13%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary items of concern in managing net interest income are the mix and maturity balance between interest-sensitive assets and related liabilities. Net interest income for the nine month periods ending September 30, 1998 and 1997 was $31,480 and $30,080, respectively. Net interest income was $10,600 and $10,215 for the three month periods ending September 30, 1998 and 1997, respectively. Earning assets averaged $937.0 million for the nine month period ending September 30, 1998, compared to $853.1 million for the same period in 1997. Net interest margin was 4.77% and 4.91% for the nine month periods ending September 30, 1998 and 1997, respectively. The decrease in net interest margin is due in part to the increase of the investment portfolio as a percentage of the earning asset mix in 1998. Investments by nature of the associated risk carry lower yields than loans.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $1,922 and $1,710 for the nine month periods ending September 30, 1998 and 1997, respectively. The provision for loan losses totaled $640 and $570 for the quarters ending September 30, 1998 and 1997, respectively. The allowance for loan losses as a percentage of loans outstanding was 1.46% and 1.45% as of September 30, 1998 and December 31, 1997, respectively. Net charge-offs to average loans was .21% and .25% for the nine month periods ending September 30, 1998 and 1997, respectively. Net charge-offs to average loans was .07% and .05% for the quarters ending September 30, 1998 and 1997, respectively.

Noninterest income, excluding gains from the sales of securities and loans, was $9,630 for the nine month period ending September 30, 1998, compared to $8,613 for the same period in 1997, or an increase of 11.81%. The increase between 1998 and 1997 is mainly due to fees associated with the increase in loans and deposits. Non-sufficient fund fees accounted for the majority of the increase in service charges. The increase in fees and commissions is a result of increases in Financial Investment Alternative commissions and mortgage loan fees, while increases in merchant processing, credit card revenue, and skip payment fees caused an increase in other income. Noninterest income, excluding gains from the sales of securities and loans, for the quarter ending September 30, 1998 increased $331 or 11.10% compared to the same period in 1997 due in part to the aforementioned items.

Noninterest expenses were $28,024 for the nine month period ending September 30, 1998, compared to $26,078 for the same period in 1997, or an increase of 7.46%. Significant increases in noninterest expenses, comparing the nine months ending September 30, 1998 to same period in 1997, include depreciation of new premises and equipment, computer processing costs associated with loan and deposit growth, and fees related to the Sheshunoff efficiency consulting engagement. The remaining components of noninterest expenses reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending September 30, 1998 increased $352 or 3.87% compared to the same period in 1997.

Income tax expense was $3,370 for the nine month period ending September 30, 1998, compared to $3,281 for the same period in 1997. The increase is due to increased profits for the nine month period ending September 30, 1998 compared to 1997. The Company continues to invest in assets whose earnings are given favorable tax treatment, which lowered the effective tax rate from 29.67% for the nine months ending September 30, 1997 to 28.38% for the same period in 1998.

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

The Company has targeted December 31, 1998 as the date to have all mission critical renovated systems implemented. Testing was successfully completed for our mission critical applications processed by our third party service provider in October, 1998. There are five systems identified currently that are not compliant. Three of these will be converted by the December 31, 1998 deadline. The remaining two, which are not deemed mission critical, will not be addressed until the first quarter of 1999. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the systems after December 31, 1998 to determine what contingency plans are needed. Preliminary contingency plans include testing backup generators in case of electricity failures, and ordering extra cash from the Federal Reserve Bank to meet demands in case of a surge in withdrawals in the month before the new year.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. Approximately 87% of the Company's deposits are composed of accounts with balances less than $100,000. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that the Company meets the liquidity requirements deemed necessary by management and regulators.

Other sources available for meeting the Company's liquidity needs include available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company may maintain a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account. Historically, the Company has not relied upon these sources to meet long-term liquidity needs. Sources of funds derived from the FHLB are used primarily to match mortgage loan originations in order to minimize interest rate risk, but may be used to provide short-term funding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of September 30, 1998, the Bank has met all capital adequacy requirements to which it is subject.

As of September 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                     Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of September 30, 1998
         Total Capital ....................   $ 104,795   15.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $  96,275   14.2%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $  96,275    9.4%
           (to Adjusted Average Assets)

As of December 31, 1997
         Total Capital ....................   $  99,223   15.7%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $  91,315   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $  91,315    9.9%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $18.03 and $16.75 at September 30, 1998 and December 31, 1997, respectively. Quarterly cash dividends were $.175 per share during the third quarter of 1998, up from $.1467 per share during the third quarter of 1997. All per-share figures have been restated to reflect the 50% stock dividend issued January 20, 1998.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Effective July 14, 1998, the Company's board of directors approved a stock repurchase program through which up to 5% or 292,973 shares of the Company's 5,859,472 outstanding shares may be repurchased. Currently, 15,000 shares of common stock have been repurchased. The purpose of this program is to help stabilize the level of capital at approximately 10% of total assets and enable the Company to manage its capital position more efficiently.


                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has an Asset/Liability Committee (ALCO) which monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis (GAP Analysis). Another test measures the impact on net interest income and on net portfolio value (NPV) of an immediate change in interest rates in 100 basis point increments. Net Portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at September 30, 1998.

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

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending September 30, 1998.


   Item 6(b)   Reports on Form 8-K

               A report on Form 8-K was filed July 31, 1998 to report Item 5:
               Other Events. The Company approved the hiring of Alex Sheshunoff Management Consulting Services. The focus of their engagement is to re-align work flows by better utilizing technology. Approximately 130 jobs will be eliminated over a period of approximately 9 months. Work should be completed by the end of the first quarter of 1999. The economic impact will not be apparent until 1999, but is expected to generate an additional
               $3 to $4 million pre-tax.






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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                              Registrant



DATE:  November 12, 1998                 /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer