Form 10-K
period 1998-12-31
PEOPLES HOLDING CO
filed 1999-03-31
CIK 715072

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1998
                         Commission file number 1-13253

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X___NO_____

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 1999 annual meeting of shareholders, which statement is incorporated by reference in Part III of this Form 10-K. Yes____ No__X__

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 was $197,981,489.

On March 23, 1999, there were 5,844,472 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Shareholders' Report are incorporated by reference into Parts I and II of this report.

Portions of annual Proxy Statement dated March 22, 1999, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                            Exhibit Index on Page 17

                           THE PEOPLES HOLDING COMPANY

                                    FORM 10-K

                      For the year ended December 31, 1998

                                    CONTENTS

PART I

         Item  1.  Business.............................................3
         Item  2.  Properties..........................................12
         Item  3.  Legal Proceedings...................................12
         Item  4.  Submission of Matters to a Vote of Security Holders.12

PART II

         Item  5.  Market for Registrant's Common Stock
                   and Related Stockholder Matters.....................12
         Item  6.  Selected Financial Data.............................13
         Item  7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......13
         Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk.........................................13
         Item  8.  Financial Statements and Supplementary Data.........13
         Item  9.  Changes in and Disagreements with Accountants on
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

PART IV.

         Item  14. Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.................................14

                                     PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance  and involve risks and  uncertainties,  and that actual  results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 1. BUSINESS

General

The Peoples Holding Company (the "Registrant" or "Company"), was organized under the laws of the State of Mississippi and incorporated on November 10, 1982, in order to acquire all of the common stock of The Peoples Bank & Trust Company, Tupelo, Mississippi (the "Bank").

Organization

The Registrant commenced business on July 1, 1983 and the acquisition of the Bank was also consummated at that time. All of the Registrant's banking activities are conducted through the Bank, which on December 31, 1998, had 41 banking offices in Tupelo, Aberdeen, Amory, Batesville, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch, Plantersville, Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, West Point, and Winona, Mississippi.

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

As a commercial bank, a complete range of banking and financial services are provided to individuals and small- to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines located throughout our market area provide 24-hour banking services. The Bank also offers to its customers the VISA and MasterCard credit cards. Accounts receivable factoring is also available to qualified businesses. In addition to a wide variety of fiduciary services, the Bank administers (as trustee or in other fiduciary or representative capacities) pension, profit-sharing and other employee benefit plans and personal trusts and estates. The Company also offers annuities and mutual funds. Neither the Registrant nor the Bank has any foreign activities.

Competition

Vigorous competition exists in all major areas where the Registrant and its subsidiary are engaged in business. Not only does the Registrant compete through its subsidiary bank with state and national banks in its service areas, but also, with savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms, and investment companies for available loans and depository accounts. All of these institutions compete in the delivery of services and products through availability, quality, and pricing. Within the Registrant's market area, none of the competitors are dominant.

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

Mississippi banks are permitted to merge with other existing banks statewide and to acquire or be acquired, by banks or bank holding companies. Section 102 of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 removed territorial restrictions for interstate bank mergers, effective May 1, 1997. Out-of-state bank holding companies may establish a bank in Mississippi only by acquiring a Mississippi bank or Mississippi bank holding company.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earned surplus in excess of three times the Bank's capital stock.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 1998, the maximum amount available for transfer from the Bank to the Company in the form of loans was 11% of consolidated net assets.

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

Personnel

Alex Sheshunoff Management Services completed a comprehensive strategic assessment of the Bank and designed an action plan to facilitate organization-wide structural changes. The action plan addressed operational costs, risk management, redundant activities, manual processes, under-utilized automation, and the future automation of inefficient work methods. With this move to automation came the need to displace selected jobs. Normal attrition, retirement, and our displacement schedule have reduced the Registrant's number of employees to 480 on a full-time basis at December 31, 1998.

Dependence Upon a Single Customer

Neither the Registrant nor its subsidiary is dependent upon a single customer or upon a limited number of customers.

Segment Reporting

The information under the caption "Note P - Segment Reporting" on Pages 19 and 20 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

Acquisition of Certain Assets and Liabilities

In the past several years, the Bank has acquired several banks and continues to examine other possible candidates for acquisition by cash or stock or a combination of both. During December 1998, the Company entered into an agreement with Inter-City Federal Bank for Savings in Louisville, Mississippi, to acquire approximately $34,890,000 in loans and $38,530,000 in deposits. The information under the caption "Note B - Mergers and Acquisitions" on Page 10 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

Executive Officers of The Registrant

The principal executive officer of the Company and its subsidiary as of December 31, 1998, is as follows:

                   Name                             Age
                   ----                             ---
               John W. Smith                         63

Position and Office: Director and Executive Vice President of the Company from July 1983 until August 1993; Director and President of the Company since August 1993, and Vice Chairman of the Board since April 1997. Director and Executive Vice President of the Bank from 1978 and 1976, respectively, until August 1993; Director, President, and Chief Executive Officer of the Bank since August 1993, and Vice Chairman of the Board since April 1997.

All of the Registrant's officers are appointed annually by the appropriate Board of Directors to serve at the discretion of the Board.

Net Interest Income

The following table sets forth for The Peoples Holding Company, as of December 31 for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates.

                                            1998 COMPARED TO 1997

                                          INCREASE(DECREASE) DUE TO
                                          -------------------------
                                       VOLUME        RATE      NET (1)
                                       ------        ----      -------
                                               (In Thousands)
Earning assets:
Loans, net of
  unearned income ................   $  5,390    $   (986)  $  4,404

Securities
  U. S. government
    securities and agencies ......       (802)        (19)      (821)
  Obligations of states and
    political subdivisions .......        928        (229)       699
  Mortgage-backed securities .....      1,459        (296)     1,163
  Other securities ...............         13           4         17

Other ............................        243           7        250
                                     --------    --------   --------
Total earning assets .............   $  7,231    $ (1,519)  $  5,712
                                     --------    --------   --------

Interest-bearing liabilities:
Interest-bearing demand
  deposit accounts ...............   $    (14)   $     14   $      0
Savings accounts .................      1,133         307      1,440
Time deposits ....................      1,911         288      2,199
Other ............................        183          17        200
                                     --------    --------   --------
Total interest-bearing
  liabilities ....................   $  3,213    $    626   $  3,839
                                     --------    --------   --------
Change in net interest
  income .........................   $  4,018    $ (2,145)  $  1,873
                                     ========    ========   ========

(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

                                             1997 COMPARED TO 1996

                                          INCREASE(DECREASE) DUE TO
                                          -------------------------
                                       VOLUME        RATE      NET (1)
                                       ------        ----      -------
                                               (In Thousands)
Earning assets:
Loans, net of
  unearned income ................   $  5,362    $   (292)  $  5,070

Securities
  U. S. government
    securities and agencies ......       (199)        (62)      (261)
  Obligations of states and
    political subdivisions .......        242         (56)       186
  Mortgage-backed securities .....      1,158         (31)     1,127
  Other securities ...............        (25)         10        (15)

Other ............................       (339)          8       (331)
                                     --------    --------   --------
Total earning assets .............   $  6,199    $   (423)  $  5,776
                                     --------    --------   --------

Interest-bearing liabilities:
Interest-bearing demand
  deposit accounts ...............   $ (1,042)   $     32   $ (1,010)
Savings accounts .................        967         552      1,519
Time deposits ....................      1,901         383      2,284
Other ............................        558         209        767
                                     --------    --------   --------
Total interest-bearing
  liabilities ....................   $  2,384    $  1,176   $  3,560
                                     --------    --------   --------
Change in net interest
  income .........................   $  3,815    $ (1,599)  $  2,216
                                     ========    ========   ========



(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Investment Portfolio

The following table sets forth the amortized cost of securities at the dates indicated:


                                     December 31
                                     -----------
                              1998        1997        1996
                           ---------    --------    --------
                                    (In Thousands)

U.S. Government and
  Agency Securities ....  $ 104,997    $ 110,683   $ 125,087
Obligations of State and
  Political Subdivisions     76,893       59,893      52,051
Other Securities .......    107,852       77,153      68,610
                             ------       ------      ------
                          $ 289,742    $ 247,729   $ 245,748
                          =========    =========    ========



The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities at December 31, 1998:


                                         After One           After Five
                         Within          But Within          But Within           After
                        One Year         Five Years          Ten Years          Ten Years
                        --------         -----------         ----------         ---------

U.S Government
  and Agency
  Securities ...   $ 47,377  6.24%     $ 35,635  6.07%    $ 21,985  6.25%   $      0  0.00%

Obligations of
  States and
  Political
  Subdivisions .      3,179  9.20%       14,668  8.50%      41,941  7.40%     17,105  7.40%

Other Securities     34,098  6.22%       51,157  6.19%      22,597  6.10%          0  0.00%
                     ------              ------              -----            ------
Total ..........   $ 84,654            $101,460           $ 86,523          $ 17,105
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

Loans Outstanding

The following table sets forth loans outstanding as of December 31, 1998, which based on remaining scheduled repayments of principal, are due in the periods indicated. Real estate mortgage loans and consumer loans are excluded, while net receivables on leased equipment are included in commercial, financial and agricultural loans in the consolidated financial statements. Also, amounts due after one year are classified according to their sensitivity to changing interest rates.



                                 Loans Maturing
                  -----------------------------------------

                            After One     After
                   Within   But Within    Five
                  One Year  Five Years    Years     Total
                  --------  ----------    -----     -----
                                 (In Thousands)
Commercial,
  financial and
  agricultural   $  85,892  $  37,725  $  13,655  $ 137,272
Real estate-
  construction      22,767      2,641        154     25,562
                  --------   --------   --------   --------
                 $ 108,659  $  40,366  $  13,809  $ 162,834
                  ========   ========   ========   ========



                                Interest Sensitivity
                                --------------------

                             Fixed             Variable
                              Rate               Rate
                              ----               ----

                                   (In Thousands)
Due after 1 but within 5
  years .................   $37,493            $ 2,873
Due after 5 years .......    13,772                 37
                            -------             ------
                            $51,265            $ 2,910
                            =======            =======

Allowance for Loan Losses

The allowance for loan losses provides coverage for losses inherent in the Company's loan portfolio. Management reviews the adequacy of the allowance for loan losses each quarter. The overall allowance is evaluated based on a continuing assessment of problem loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors including its risk rating system, regulatory guidance and economic conditions. Management has determined that the allowance for loan losses is adequate, although financial market volatility, economic reversals or decreased corporate earnings could require an increase in the required allowance.

Management allocates the allowance for loan losses by loan category. Commercial, financial and agricultural and real estate - mortgage allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend. Reserves are allocated based on actual loss experience and to credits with similar risk characteristics. Consumer loan allocations are based on an analysis of product mix, credit scoring, migration analyses, bankruptcy experience and historical and expected delinquency and charge-off statistics.

No portion of the allowance is restricted to any individual loan or group of loans, rather the entire allowance is restricted to absorb losses from the entire loan portfolio.

The Company also maintains an unallocated allowance to recognize the existence of other exposures, including but not limited to, the risk in concentrations to specific borrowers, financings of highly leveraged transactions, products or industries.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented:


                                               (In Thousands)
                                          Allowance for Loan Losses
                               ----------------------------------------------
                                1998      1997      1996      1995      1994
                               ------    ------    ------    ------    ------
Commercial, financial,
   agricultural and real
   estate - mortgage ........ $ 7,382   $ 6,875   $ 6,681   $ 5,406   $ 4,924
Consumer ....................   1,933     1,892     1,813     1,577     1,348
Unallocated .................     305       337       815     1,832     1,911
                               ------    ------    ------    ------    ------
Total ....................... $ 9,620   $ 9,104   $ 9,309   $ 8,815   $ 8,183
                               ======    ======    ======    ======    ======

Time Deposits

The following table shows the maturity of time deposits over $100,000 in thousands.

       Less than 3 Months        $  41,765
       3 Months- 6 Months           30,179
       6 Months-12 Months           31,109
       Over 12 Months               20,862
                                  --------
                                 $ 123,915
                                 =========

ITEM 2. PROPERTIES

The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. The Technology Center located in Tupelo, Mississippi, houses the electronic data processing, proof, purchasing, and statement rendering. In addition, the Bank operated thirty-two (32) full-service branches, and nine (9) limited-service branches. The Bank has two (2) full-service branches in both Southaven and West Point; one (1) full-service branch and two (2) limited-service branches in Booneville; one (1) full-service branch and one (1) limited-service branch in Amory, Corinth, and Pontotoc; one (1) full-service branch each at Aberdeen, Batesville, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Saltillo, Sardis, Shannon, Verona, Water Valley and Winona, Mississippi; one (1) limited-service branch each at Olive Branch, Plantersville, and Smithville, Mississippi; and seven (7) full-service branches and one (1) limited-service branch in Tupelo, Mississippi.

The Registrant leases, on a long-term basis, two branch locations for use in conducting banking activities. The aggregate annual rental for all leased premises during the year ending December 31, 1998, did not exceed five percent of the Bank's operating expenses.

It is anticipated that in the next several years, branch renovations and construction will be completed at Corinth, Olive Branch, and a new location west of Tupelo, Mississippi. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending or threatened at December 31, 1998, which in the opinion of the Company could have a material adverse effect upon the Company's business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1998.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The information under the captions "Market Value of Stock by Quarters" on Page 26 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

At March 23, 1999, the total number of shareholders of the Company's common stock was 2,572.

The Registrant's common stock trades on the American Stock Exchange under the symbol PHC.

ITEM 6. SELECTED  FINANCIAL  DATA

The information under the caption "Selected Financial Information" on Page 25 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on Pages 26 through 39 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Interest Rate Risk" on Pages 32 and 33 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements are included on Pages 4 through 24 of the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

The  information  on  Page  23  of  the  Registrant's   1998  Annual  Report  to
Shareholders   reflecting   unaudited   quarterly   results  of   operations  is
incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and nominees of the Registrant appear under "Election of Directors" on Pages 3 through 5 of the Company's definitive Proxy Statement, dated March 22, 1999, which is incorporated herein by reference.

Information concerning executive officers of the Registrant and its subsidiary appears on Page 6 under the caption "Executive Officers" of the Company's definitive Proxy Statement, dated March 22, 1999, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Summary Compensation Table-Annual Compensation" on Pages 7 through 11 of the Company's definitive Proxy Statement, dated March 22, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under "Principal Holders of Voting Security" on Page 3
of  the  Company's  definitive  Proxy  Statement,   dated  March  22,  1999,  is
incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under "Transactions with Management" on Page 12 of the Company's definitive Proxy Statement, dated March 22, 1999, is incorporated herein by reference.

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

          (13) Annual Report to Shareholders for the year ended December 31, 1998

          (23) Consent of Independent Auditors

          (27) Financial Data Schedule

      (b) No Form 8-K was filed during the quarter ended December
          31, 1998.

      (d) Financial Statement Schedules -- None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES HOLDING COMPANY

DATED: March 26, 1999                   By /s/ John W. Smith
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

Robert H. Weaver, Director ....          /s/ Robert H. Weaver

J. Larry Young, Director ......          /s/ J. Larry Young

Form 10-K--Item 14 (a) (1) and (2)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary included in the Annual Report to Shareholders of the registrant for the year ended December 31, 1998, are incorporated by reference in Item 8.

                         Report of Independent Auditors

            Consolidated Balance Sheets--December 31, 1998 and 1997

                 Consolidated Statements of Income--Years ended
                       December 31, 1998, 1997, and 1996

          Consolidated Statements of Shareholders' Equity--Years ended
                        December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows--Years ended December 31,
                              1998, 1997, and 1996

         Notes to Consolidated Financial Statements--December 31, 1998


Schedules to the consolidated financial statements required by Article
9 of Regulation S-X are not required under the related instructions or are not applicable and therefore, have been omitted.

Exhibit
Number          Description                               Page
------          -----------                               ----

13          Annual Report to Shareholders ...............  18

23          Consent of Independent Auditors .............  58