Form 10-Q
period 1999-03-31
PEOPLES HOLDING CO
filed 1999-05-17
CIK 715072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended March 31, 1999
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 6,191,854 shares outstanding
                               as of May 14, 1999

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 March 31, 1999 and December 31, 1998................  3

            Condensed Consolidated Statements of Income - Three
                 Months Ended March 31, 1999 and 1998................  4

            Condensed Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1999 and 1998..........  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  9

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 13

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 13

         Item 2.

             Changes in Securities................................... 13

         Item 6.(b)

             Reports on Form 8-K..................................... 13

         Signatures.................................................. 13

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                                 (Restated)
                                                 MARCH 31        DECEMBER 31
                                                   1999             1998
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      36,040     $    32,453
   Federal funds sold .......................              0               0
                                                  ----------       ---------
        Cash and cash equivalents ...........         36,040          32,453

   Interest bearing balances with banks .....         13,024           6,104

   Securities held-to-maturity (market
      value-$82,998 and $80,868 at
      March 31, 1999 and December 31,
      1998, respectively) ...................         81,395          79,176

   Securities available-for-sale (amortized
      cost-$212,343 and $213,138 at
      March 31, 1999 and December 31,
      1998, respectively) ...................        212,664         214,463

   Loans, net of unearned income ............        743,019         729,157
      Allowance for loan losses .............        (10,096)         (9,744)
                                                  ----------       ---------
            Net Loans .......................        732,923         719,413

   Premises and equipment ...................         27,300          26,805
   Other assets .............................         30,545          29,381
                                                  ----------       ---------
            Total Assets ....................  $   1,133,891     $ 1,107,795
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     142,391     $   152,496
      Certificates of deposit exceeding
          $100,000 ..........................        125,351         129,347
      Interest bearing ......................        714,571         678,452
                                                  ----------       ---------
                Total Deposits ..............        982,313         960,295

   Treasury tax and loan note account .......          4,516           2,455
   Borrowings ...............................         19,876          20,021
   Other liabilities ........................         15,691          14,814
                                                  ----------       ---------
                Total Liabilities ...........      1,022,396         997,585

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,191,854 shares
     issued and outstanding at March 31, 1999
     and December 31, 1998, respectively ....         30,959          30,959
   Additional paid-in capital ...............         43,290          43,290
   Accumulated other comprehensive income ...            201             830
   Retained earnings ........................         37,045          35,131
                                                  ----------       ---------
             Total Shareholders' Equity .....        111,495         110,210
                                                  ----------       ---------
             Total Liabilities and
               Shareholders' Equity .........  $   1,133,891     $ 1,107,795
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                 THREE MONTHS ENDED MARCH 31
                                                                  (Restated)
                                                   1999              1998
                                                   ----              ----
                                                         (Unaudited)

Interest Income
      Loans ................................   $     16,162     $     15,296
      Securities:
           Taxable .........................          3,011            3,201
           Tax-exempt ......................            989              826

      Other ................................            376              381
                                                    -------          -------
                Total interest income ......         20,538           19,704

Interest Expense
      Time deposits exceeding $100,000 .....          1,019            1,448
      Other deposits .......................          7,756            7,156
      Borrowings  ..........................            361              353
                                                    -------          -------
                Total interest expense .....          9,136            8,957
                                                 ----------       ----------
                Net interest income ........         11,402           10,747

Provision for loan losses ..................            746              645
                                                  ---------        ---------
                Net interest income after
                provision for loan losses ..         10,656           10,102

Noninterest income:
      Service charges on deposit accounts ..          1,933            1,728
      Fees and commissions .................            679              544
      Trust revenue ........................            210              180
      Gains on sale of securities and loans.            196              230
      Other ................................            970              749
                                                    -------          -------
                Total noninterest income ...          3,988            3,431

Noninterest expenses:
      Salaries and employee benefits .......          5,077            5,237
      Net occupancy ........................            773              655
      Equipment ............................            546              517
      Other ................................          3,931            2,948
                                                  ---------        ---------
                Total noninterest expenses .         10,327            9,357
                                                 ----------       ----------

Income before income taxes .................          4,317            4,176
Income taxes ...............................          1,102            1,221
                                                  ---------        ---------
                Net income .................   $      3,215     $      2,955
                                                 ==========       ==========

Basic and diluted earnings per share  ......         $ 0.52           $ 0.48
                                                     ======           ======

Weighted average shares outstanding  .......      6,191,854        6,206,854
                                                  =========        =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                   THREE MONTHS ENDED MARCH 31
                                                                    (Restated)
                                                      1999             1998
                                                      ----             ----
                                                           (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $      4,903    $      4,378

Investing Activities
      Net (increase) decrease in balances
           with other banks ...................        (6,919)           2,337
      Proceeds from maturities/calls of
           securities held-to-maturity ........         2,313             579
      Proceeds from maturities/calls of
           securities available-for-sale ......        40,159          12,445
      Proceeds from sales of
           securities available-for-sale ......             0               0
      Purchases of securities
           held-to-maturity ...................        (4,516)         (5,895)
      Purchases of securities
           available-for-sale .................       (39,439)        (41,859)
      Net increase in loans ...................       (35,272)        (22,872)
      Proceeds from sales of loans ............        20,853          21,555
      Proceeds from sales of premises
           and equipment ......................           225              97
      Purchases of premises and equipment .....        (1,354)         (1,283)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ....................       (23,950)        (34,896)

Financing Activities
      Net (decrease) in
          noninterest-bearing deposits ........       (10,105)           (142)
      Net increase in
          interest-bearing deposits ...........        32,123          44,323
      Net increase (decrease) in treasury
          tax and loan note account  ..........          (439)          1,315
      Net increase (decrease) in borrowings ...         2,355            (590)
      Acquisition of treasury stock ...........             0               0
      Cash dividends paid .....................        (1,300)         (1,151)
                                                   ----------      ----------
          Net Cash Provided by Financing
                Activities ...................         22,634          43,755
                                                   ----------      ----------
            Increase in Cash
                and Cash Equivalents .........          3,587          13,237

      Cash and Cash Equivalents at
           beginning of period ...............         32,453          39,349
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $     36,040    $     52,586
                                                 ============    ============
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $        233    $        254
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1999
                        (in thousands, except share data)

Note 1 Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 1998.

The historical financial information presented in this Form 10-Q has been restated to include the results of Inter-City Federal Bank for Savings (Inter-
City). Inter-City was acquired in a pooling-of-interests transaction on March 26, 1999. In accordance with the pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of Inter-City. However, the financial information has been restated to include the results of Inter-City for all stated periods prior to the combination.


Note 2  Mergers and Acquisitions

On March 26, 1999, the Company exchanged 347,382 shares of common stock for all of the outstanding shares of Inter-City, which is located in Louisville, Mississippi. The transaction has been accounted for under the pooling-of-interests method of accounting.

The following table presents selected financial information, split between the Company and Inter-City for the three months ended March 31, 1999 and 1998.

                                                Three Months Ended
                                                     March 31
                                                   1999     1998
                                                ------------------
Revenue
    The Peoples Holding Company...............  $ 23,662  $ 22,273
    Inter-City Federal Bank for Savings (1)...       864       862
                                                 -------   -------
                                                $ 24,526  $ 23,135
                                                 =======   =======
Net Income
    The Peoples Holding Company...............  $  3,344  $  2,855
    Inter-City Federal Bank for Savings (1)...      (129)      100
                                                 -------   -------
                                                $  3,215  $  2,955
                                                 =======   =======

(1) The 1999 amounts reflect the results of operations from January 1, 1999 through March 26, 1999. The results of operations from March 27, 1999 through March 31, 1999 are included in The Peoples Holding Company amounts.

Note 3 Comprehensive Income

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

During the first quarters of 1999 and 1998, total comprehensive income amounted to $2,586 and $3,096, respectively.


Note 4  Segment Reporting

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the reporting of financial information from operating segments in annual and interim financial statements. SFAS No. 131 requires that financial information be reported on the same basis that it is reported internally for evaluating segment performance and allocating resources to segments. Because SFAS No. 131 addresses how supplemental financial information is disclosed in annual and interim reports, its adoption had no impact on the financial condition or operating results of the Company.

Segment information for the three months ended March 31, 1999 and 1998, is presented below.

Three Months Ended March 31, 1999
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,399    $     975    $     28   $   11,402
Provision for loan loss ....       455          246          45          746
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,944          729         (17)      10,656

Non-interest income ........     2,700          799         489        3,988
Non-interest expense .......     6,834        1,034       2,459       10,327
                               -------      -------     -------      -------
Income before income taxes .     5,810          494      (1,987)       4,317
Income taxes ...............         0            0       1,102        1,102
                               -------      -------     -------      -------
Net income ................. $   5,810    $     494    $ (3,089)  $    3,215
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $      93    $     (93)   $      0   $        0
                               =======      =======     =======      =======
Segment assets ............. $ 984,076    $  87,164    $ 62,651   $1,133,891
                               =======      =======     =======    =========

Three Months Ended March 31, 1998
                                        Specialized
                              Branches    Products     All Other     Total
                              --------  -----------    ---------   ---------
Net interest income ........ $   9,883    $     848    $     16   $   10,747
Provision for loan loss ....       460          151          34          645
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,423          697         (18)      10,102

Non-interest income ........     2,453          725         253        3,431
Non-interest expense .......     6,085          980       2,292        9,357
                               -------      -------     -------      -------
Income before income taxes .     5,791          442      (2,057)       4,176
Income taxes ...............         0            0       1,221        1,221
                               -------      -------     -------      -------
Net income ................. $   5,791    $     442    $ (3,278)  $    2,955
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     114    $    (114)   $      0   $        0
                               =======      =======     =======      =======
Segment assets ............. $ 920,197    $  77,912    $ 60,990   $1,059,099
                               =======      =======     =======    =========

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                        (in thousands, except share data)

This Form 10-Q may contain, or incorporate by reference, statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The historical financial information presented in this Form 10-Q has been restated to include the results of Inter-City Federal Bank for Savings (Inter-
City). Inter-City was acquired in a pooling-of-interests transaction on March 26, 1999. In accordance with the pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets and liabilities of Inter-City. However, the financial information has been restated to include the results of Inter-City for all stated periods prior to the combination.

Financial Condition

Total assets of The Peoples Holding Company grew from $1,107,795 on December 31, 1998, to $1,133,891 on March 31, 1999, or 2.36% for the three month period. Total securities increased slightly from $293,639 on December 31, 1998, to $294,059 on March 31, 1999. Loans, net of unearned income, increased $13,862 or 1.90%, primarily in commercial loan accounts.

Total deposits for the first three months of 1999 grew from $960,295 on December 31, 1998 to $982,313 on March 31, 1999, or an increase of
2.29%, with the majority of growth in public fund checking and time deposits.

The equity capital to total assets ratios were 9.83% and 9.95% for March 31, 1999 and December 31, 1998, respectively. Capital grew 1.17% from December 31, 1998 to March 31, 1999, while cash dividends increased from $.19 per share in December of 1998 to $.21 per share in March of 1999.

Results of Operations

The Company's net income for the three month period ending March 31, 1999, was $3,215, representing an increase of $260 or 8.80% over net income for the three month period ending March 31, 1998, which totaled $2,955.
The increase in net income for the three month period in 1999 compared to 1998 resulted from usual and customary deposit gathering and lending operations as well as improved efficiencies derived from the Sheshunoff consulting engagement. Net income was not as great as expected for the first quarter of 1999 due to expenses incurred with the Inter-City merger. Without the effects of restating for the merger, net income for the quarter ended March 31, 1999 was up 17.17% to $3,345 with a return on average assets of 1.25%. After restating, the annualized return on average assets for the three month periods ending March 31, 1999 and 1998, was 1.16% for both periods.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the maturities of rate-sensitive assets and liabilities. Net interest margins were 4.69% and 4.78% for the three month periods ending March 31, 1999 and 1998, respectively. The decline in net interest margin is due in large part to the current pricing environment. Despite the decrease in net interest margin, our continued growth in volume has allowed net interest income to increase over prior performance. Net interest income for the three month periods ending March 31, 1999 and 1998 was $11,402 and $10,747, respectively. Earning assets averaged $1,041,061 for the three month period ending
March 31, 1999, compared to $956,594 for the same period in 1998.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $746 and $645 for the three month periods ending
March 31, 1999 and 1998, respectively. The allowance for loan losses as a percentage of loans outstanding was 1.36% and 1.34% as of March 31, 1999 and December 31, 1998, respectively. Net charge-offs to average loans was .05% and .10% for the three month periods ending March 31, 1999 and 1998, respectively.

Noninterest income, excluding gains from the sales of securities and loans, was $3,792 for the three month period ending March 31, 1999, compared to $3,201 for the same period in 1998, or an increase of 18.46%. The increase between 1999 and 1998 is due to fees associated with the increases in loans and deposits and the increased emphasis in sales of miscellaneous services and products such as financial investment alternatives and cash management. Non-sufficient fund fees accounted for the majority of the increase in service charges. This increase was largely due to the implementation of a continuous overdraft fee. Fees and commissions increased as a result of financial investment alternative commissions and mortgage loan fees, while increases in merchant processing, interchange fees, and skip payment fees were the main components of the increase in other income.

Noninterest expenses were $10,327 for the three month period ending March 31, 1999, compared to $9,357 for the same period in 1998, or an increase of 10.37%. Significant increases in noninterest expenses between these periods include depreciation of new premises and equipment, computer processing costs associated with technology enhancements, fees related to the Sheshunoff efficiency consulting engagement, and fees related to the Inter-City acquisition. The remaining components of noninterest expenses reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income tax expense was $1,102 for the three month period ending March 31, 1999, compared to $1,221 for the same period in 1998. The Company benefited in March of 1999 from a non-taxable life insurance benefit resulting from the death of a director. The Company also continues to invest in assets whose earnings are given favorable tax treatment.

As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies, such as those of our loan customers, will be converted on a timely basis which could have a material effect on the Company. The Company has not incurred significant operating expenses nor will it be required to invest heavily in computer system improvements to be year 2000 compliant.

The Company successfully completed testing for its mission critical applications processed by its third party service provider during the fourth quarter of 1998, following the conversion to the expanded code for year 2000. Nearly all other mission critical applications were successfully tested during the first quarter of 1999 and testing for year 2000 compliance was substantially completed by March 31, 1999. One non-compliant system has been identified and it will be upgraded to a year 2000 compliant version by June 30, 1999. There are also five systems still in process of being tested to validate their year 2000 compatibility. Contingency plans for year 2000 issues have been written and are currently being tested. These contingency plans address potential business interruptions related to the year 2000 as well as liquidity and cash availability contingencies as the millennium approaches.

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

Another source available for meeting the Company's liquidity needs is available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account. Historically, the Company has not relied upon these sources to meet long-term liquidity needs. Sources of funds derived from the FHLB are used primarily to match mortgage loan originations in order to minimize interest rate risk, but may be used to provide short-term funding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 1999, the Bank has met all capital adequacy requirements to which it is subject.

As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                   Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of March 31, 1999
         Total Capital ....................   $ 115,151   15.2%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 105,670   13.9%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 105,670   10.0%
           (to Adjusted Average Assets)

As of December 31, 1998
         Total Capital ....................   $ 112,850   15.2%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 103,577   14.0%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 103,577    9.8%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $18.01 and $17.80 at March 31, 1999 and December
31, 1998, respectively. Quarterly cash dividends were $.21 per share during the first quarter of 1999, up from $.19 per share during the fourth quarter of 1998. All per-share figures have been restated to reflect the 50% stock dividend issued January 20, 1998.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our disclosure on quantitative and qualitative disclosures about market risk since December 31, 1998.



Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending March 31, 1999.

   Item 2.     Changes in Securities

               On March 26, 1999, the Company exchanged 347,382 shares of common stock for all of the outstanding shares of Inter-City, which is located in Louisville, Mississippi. The transaction is being accounted for under the pooling-of-interests method of accounting, and increased the outstanding shares of common stock of the Company from 5,844,472 to 6,191,854.

   Item 6(b)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the first quarter of 1999.





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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  May 14, 1999                     /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer