Form 10-Q
period 1999-06-30
PEOPLES HOLDING CO
filed 1999-08-16
CIK 715072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 6,232,384 shares outstanding
                               as of August 13, 1999

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 June 30, 1999 and December 31, 1998.................  3

            Condensed Consolidated Statements of Income - Three
                 Months and Six Months Ended June 30, 1999 and 1998..  4

            Condensed Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1999 and 1998.............  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................. 10

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 15

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 15

         Item 2.

             Changes in Securities................................... 15

         Item 4.

             Submission of Matters to a Vote of Shareholders......... 15

         Item 6.(b)

             Reports on Form 8-K..................................... 15

         Signatures.................................................. 16

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                                 (Restated)
                                                  JUNE 30        DECEMBER 31
                                                   1999             1998
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      38,270     $    32,453
   Federal funds sold .......................              0               0
                                                  ----------       ---------
        Cash and cash equivalents ...........         38,270          32,453

   Interest bearing balances with banks .....         22,494           6,104

   Securities held-to-maturity (market
      value-$87,061 and $80,868 at
      June 30, 1999 and December 31,
      1998, respectively) ...................         85,474          79,176

   Securities available-for-sale (amortized
      cost-$203,532 and $213,138 at
      June 30, 1999 and December 31,
      1998, respectively) ...................        200,255         214,463

   Loans, net of unearned income ............        762,903         729,157
      Allowance for loan losses .............        (10,615)         (9,744)
                                                  ----------       ---------
            Net Loans .......................        752,288         719,413

   Premises and equipment ...................         27,966          26,805
   Other assets .............................         33,340          29,381
                                                  ----------       ---------
            Total Assets ....................  $   1,160,087     $ 1,107,795
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     139,061     $   152,496
      Certificates of deposit exceeding
          $100,000 ..........................        126,317         129,347
      Interest bearing ......................        712,076         678,452
                                                  ----------       ---------
                Total Deposits ..............        977,454         960,295

   Treasury tax and loan note account .......          9,262           2,455
   Borrowings ...............................         44,688          20,021
   Other liabilities ........................         14,465          14,814
                                                  ----------       ---------
                Total Liabilities ...........      1,045,869         997,585

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,232,384  and
     6,191,854 shares issued and outstanding
     at June 30, 1999 and December 31, 1998,
     respectively ...........................         31,162          30,959
   Additional paid-in capital ...............         44,365          43,290
   Treasury Stock, at cost...................           (155)              0
   Accumulated other comprehensive income ...         (2,055)            830
   Retained earnings ........................         40,901          35,131
                                                  ----------       ---------
             Total Shareholders' Equity .....        114,218         110,210
                                                  ----------       ---------
             Total Liabilities and
               Shareholders' Equity .........  $   1,160,087     $ 1,107,795
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                  SIX MONTHS ENDED JUNE 30     THREE MONTHS ENDED JUNE 30
                                                                (Restated)                    (Restated)
                                                    1999           1998           1999           1998
                                                    ----           ----           ----           ----
                                                        (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $   32,977     $   30,826     $   16,815     $   15,530
      Securities:
           Taxable .........................        6,114          6,765          3,103          3,564
           Tax-exempt ......................        2,029          1,732          1,040            906

      Other ................................          420            566             44            185
                                                  -------        -------        -------        -------
                Total interest income ......       41,540         39,889         21,002         20,185

Interest Expense
      Time deposits exceeding $100,000 .....        2,050          2,184          1,031            736
      Other deposits .......................       15,512         15,305          7,756          8,149
      Borrowings  ..........................          841            734            480            381
                                                  -------        -------        -------        -------
                Total interest expense .....       18,403         18,223          9,267          9,266
                                               ----------     ----------     ----------     ----------
                Net interest income ........       23,137         21,666         11,735         10,919

Provision for loan losses ..................        2,021          1,289          1,275            644
                                                ---------      ---------      ---------      ---------
                Net interest income after
                provision for loan losses ..       21,116         20,377         10,460         10,275

Noninterest income:
      Service charges on deposit accounts ..        4,002          3,557          2,069          1,829
      Fees and commissions .................        1,310          1,115            631            571
      Trust revenue ........................          420            360            210            180
      Gains on sale of securities and loans.        4,158            427          3,962            197
      Other ................................        1,646          1,364            676            615
                                                  -------        -------        -------        -------
                Total noninterest income ...       11,536          6,823          7,548          3,392

Noninterest expenses:
      Salaries and employee benefits .......       10,599         10,435          5,522          5,198
      Net occupancy ........................        1,477          1,344            704            689
      Equipment ............................        1,137            997            591            480
      Other ................................        7,437          6,349          3,506          3,401
                                                ---------      ---------      ---------      ---------
                Total noninterest expenses .       20,650         19,125         10,323          9,768
                                               ----------     ----------     ----------     ----------

Income before income taxes .................       12,002          8,075          7,685          3,899
Income taxes ...............................        3,630          2,310          2,528          1,089
                                                ---------      ---------      ---------      ---------
                Net income .................   $    8,372     $    5,765     $    5,157     $    2,810
                                               ==========     ==========     ==========     ==========

Basic and diluted earnings per share  ......       $ 1.35         $ 0.93         $ 0.83         $ 0.45
                                                   ======         ======         ======         ======

Weighted average shares outstanding  .......    6,193,430      6,206,854      6,194,988      6,206,854
                                                =========      =========      =========      =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                    SIX MONTHS ENDED JUNE 30
                                                                  (Restated)
                                                     1999            1998
                                                     ----            ----
                                                          (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $    5,639    $    5,902

Investing Activities
      Net (increase) decrease in balances
           with other banks ...................     (15,943)       13,894
      Proceeds from maturities/calls of
           securities held-to-maturity ........       3,687         1,944
      Proceeds from maturities/calls of
           securities available-for-sale ......      68,589        32,046
      Proceeds from sales of
           securities available-for-sale ......       4,108         5,078
      Purchases of securities
           held-to-maturity ...................      (9,958)      (17,185)
      Purchases of securities
           available-for-sale .................     (63,134)      (74,510)
      Net increase in loans ...................     (57,104)      (54,004)
      Proceeds from sales of loans ............      26,330        38,227
      Proceeds from sales of premises
           and equipment ......................         232           267
      Purchases of premises and equipment .....      (2,506)       (2,287)
                                                 ----------    ----------
          Net Cash Used in Investing
                Activities ....................     (45,699)      (56,530)

Financing Activities
      Net increase (decrease) in
          noninterest-bearing deposits ........     (13,435)        3,691
      Net increase in
          interest-bearing deposits ...........      30,593        42,893
      Net increase in treasury tax
          and loan note account and federal
          funds purchased .......... ..........      29,808         3,899
      Net increase (decrease) in borrowings ...       1,667          (190)
      Acquisition of treasury stock ...........        (155)            0
      Cash dividends paid .....................      (2,601)       (2,176)
                                                 ----------    ----------
          Net Cash Provided by Financing
                Activities ...................       45,877        48,117
                                                 ----------    ----------
            Increase (Decrease) in Cash
                and Cash Equivalents .........        5,817        (2,511)

      Cash and Cash Equivalents at
           beginning of period ...............       32,453        39,349
                                                 ----------    ----------
      Cash and Cash Equivalents at
           end of period .....................   $   38,270    $   36,838
                                                 ==========    ==========
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $      369    $      556
                                                 ==========    ==========

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1999
                        (in thousands, except share data)

Note 1 Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


Note 2  Mergers and Acquisitions

On June 24, 1999, the Company purchased Reed-Johnson Insurance Agency, Inc. (Reed-Johnson) with the issuance of 40,530 shares of the Company's common stock. Located in Tupelo, Mississippi, Reed-Johnson is an independent insurance agency representing property and casualty companies and providing personal and business coverages. Reed-Johnson will retain its name and staff and will operate as a wholly owned subsidiary of The Peoples Bank and Trust Company.
The transaction has been accounted for under the purchase method of accounting.

On March 26, 1999, the Company exchanged 347,382 shares of common stock for all of the outstanding shares of Inter-City, which is located in Louisville, Mississippi. The transaction has been accounted for under the pooling-of-interests method of accounting.

The following tables present selected financial information, split between the Company and Inter-City for the six months ended and three months ended June 30, 1999 and 1998, respectively.

                                                 Six Months Ended
                                                      June 30
                                                   1999     1998
                                                ------------------
Revenue
    The Peoples Holding Company...............  $ 52,212  $ 44,975
    Inter-City Federal Bank for Savings (1)...       864     1,737
                                                 -------   -------
                                                $ 53,076  $ 46,712
                                                 =======   =======
Net Income
    The Peoples Holding Company...............  $  8,501  $  5,570
    Inter-City Federal Bank for Savings (1)...      (129)      195
                                                 -------   -------
                                                $  8,372  $  5,765
                                                 =======   =======

(1) The 1999 amounts reflect the results of operations from January 1, 1999 through March 26, 1999. The results of operations from March 27, 1999 through June 30, 1999 are included in The Peoples Holding Company amounts.


                                                Three Months Ended
                                                      June 30
                                                   1999     1998
                                                ------------------
Revenue
    The Peoples Holding Company...............  $ 28,550  $ 22,702
    Inter-City Federal Bank for Savings (1)...         0       875
                                                 -------   -------
                                                $ 28,550  $ 23,577
                                                 =======   =======
Net Income
    The Peoples Holding Company...............  $  5,157  $  2,714
    Inter-City Federal Bank for Savings (1)...         0        96
                                                 -------   -------
                                                $  5,157  $  2,810
                                                 =======   =======

(1) The results of operations from April 1, 1999 through June 30, 1999 are included in The Peoples Holding Company amounts.

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

For the six month periods ended June 30, 1999 and 1998, total comprehensive income amounted to $5,487 and $6,105, respectively. For the quarters ended June 30, 1999 and 1998, total comprehensive income amounted to $2,901 and $3,009, respectively.

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

Segment information for the six months ended June 30, 1999 and 1998, is presented below.


Six Months Ended June 30, 1999          Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  20,971    $   2,129    $     37   $   23,137
Provision for loan loss ....       846        1,091          84        2,021
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    20,125        1,038         (47)      21,116

Non-interest income ........     5,482        5,261         793       11,536
Non-interest expense .......    12,387        2,377       5,886       20,650
                               -------      -------     -------      -------
Income before income taxes .    13,220        3,922      (5,140)      12,002
Income taxes ...............         0            0       3,630        3,630
                               -------      -------     -------      -------
Net income ................. $  13,220    $   3,922    $ (8,770)  $    8,372
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     273    $    (273)   $      0   $        0
                               =======      =======     =======      =======


Six Months Ended June 30, 1998          Specialized
                              Branches    Products     All Other     Total
                              --------  -----------    ---------   ---------
Net interest income ........ $  19,890    $   1,691    $     85   $   21,666
Provision for loan loss ....       889          327          73        1,289
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    19,001        1,364          12       20,377

Non-interest income ........     4,859        1,460         504        6,823
Non-interest expense .......    12,133        2,074       4,918       19,125
                               -------      -------     -------      -------
Income before income taxes .    11,727          750      (4,402)       8,075
Income taxes ...............         0            0       2,310        2,310
                               -------      -------     -------      -------
Net income ................. $  11,727    $     750    $ (6,712)  $    5,765
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     238    $    (238)   $      0   $        0
                               =======      =======     =======      =======

Segment information for the three months ended June 30, 1999 and 1998, is presented below.

Three Months Ended June 30, 1999
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,572    $   1,154    $      9   $   11,735
Provision for loan loss ....       391          845          39        1,275
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    10,181          309         (30)      10,460

Non-interest income ........     2,782        4,462         304        7,548
Non-interest expense .......     5,553        1,343       3,427       10,323
                               -------      -------     -------      -------
Income before income taxes .     7,410        3,428      (3,153)       7,685
Income taxes ...............         0            0       2,528        2,528
                               -------      -------     -------      -------
Net income ................. $   7,410    $   3,428    $ (5,681)  $    5,157
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     180    $    (180)   $      0   $        0
                               =======      =======     =======      =======


Three Months Ended June 30, 1998
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,007    $     843    $     69   $   10,919
Provision for loan loss ....       429          176          39          644
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,578          667          30       10,275

Non-interest income ........     2,406          735         251        3,392
Non-interest expense .......     6,048        1,094       2,626        9,768
                               -------      -------     -------      -------
Income before income taxes .     5,936          308      (2,345)       3,899
Income taxes ...............         0            0       1,089        1,089
                               -------      -------     -------      -------
Net income ................. $   5,936    $     308    $ (3,434)  $    2,810
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     124    $    (124)   $      0   $        0
                               =======      =======     =======      =======


Note 5  Subsequent Events

As of June 30, 1999, the Company had repurchased 5,000 shares of its common stock in the open market during the year. Subsequent to that time, the Company purchased an additional 4,500 shares of its common stock. As of August 12, 1999, the Company had repurchased a total of 9,500 shares of the Company's stock during the year at an average price of $31.42 per share.

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

Financial Condition

Total assets of The Peoples Holding Company grew from $1,107,795 on December 31, 1998, to $1,160,087 on June 30, 1999, or 4.72% for the six month period. Total securities decreased from $293,639 on December 31, 1998, to $285,729 on June 30, 1999. While U. S. Government Treasury and Agency securities and mortgage-backed securities have declined within the portfolio, state, county, and municipal securities have increased since the beginning of the year. This change in the mix was used to enhance portfolio yields.

Total loans, net of unearned income, increased $33,746, or 4.63%, from the beginning of the year despite the sale of approximately $18,000 of credit card loans during the second quarter of 1999. Most of the loan growth has come from commercial loan accounts.

Total deposits for the first half of 1999 grew from $960,295 on December 31, 1998 to $977,454 on June 30, 1999, or an increase of 1.79%, with the majority of growth in public fund checking and time deposits. Short-term borrowings were utilized during the second quarter to assist in funding loan demand.

Equity capital to total assets was 9.85% and 9.95% for June 30, 1999 and December 31, 1998, respectively. Capital grew 3.64% from December 31, 1998 to June 30, 1999. While capital was improved by earnings and the acquisition of Reed-Johnson, the growth was curtailed due to the change in accumulated comprehensive income relating to unrealized portfolio losses as interest rates rose and the purchase of 5,000 shares of Company stock. Cash dividends for the first two quarters of 1999 have been $.21 per share, an increase from $.19 per share in December of 1998.

Results of Operations

The Company's net income for the six month period ending June 30, 1999, was $8,372, representing an increase of $2,607, or 45.22%, over net income for the six month period ending June 30, 1998, which totaled $5,765. While improvements in net income were generated from the usual and customary deposit gathering and lending operations and improved efficiencies from the Sheshunoff consulting engagement, the biggest impact was an after tax gain of $2,344 recognized on the sale of credit card loans. The sale of approximately $18,000 in credit card loans was the first step in liquidating the portfolio. The Company also recognized an additional increase of $633 in its loan loss reserve principally related to the remaining portion of the credit card portfolio. Without the effects of the gain and the addition to the reserve, core earnings of $6,414 for the six month period ending June 30, 1999, were up $649, or 11.26%, over the same period of 1998. Net income was $5,157 and $2,810 for the quarters ending June 30, 1999 and 1998, respectively. The annualized return on average assets for the six month periods ending June 30, 1999 and 1998, was 1.31% and 1.11%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the maturities of rate-sensitive assets and liabilities. Net interest margin was 4.69% and 4.76% for the six month periods ending June 30, 1999 and 1998, respectively. The decline in net interest margin is due in large part to the current pricing environment. Despite the decrease in net interest margin, our continued growth in volume has allowed net interest income to increase over prior performance. As average earning assets increased from $968,460 for the six month period ending June 30, 1998, to $1,051,694 for the same period in 1999, net interest income grew from $21,666 for the six month period ending June 30, 1998, to $23,137 for the same period in 1999. For the three month periods ending June 30, 1999 and 1998, net interest income was $11,735 and $10,919, respectively.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $2,021 and $1,289 for the six month periods ending
June 30, 1999 and 1998, respectively. For the quarters ending June 30, 1999 and 1998, the provision for loan losses totaled $1,275 and $644, respectively. An additional $633 was charged to the provision for loan losses relating to the remaining portion of the credit card portfolio. The allowance for loan losses as a percentage of loans outstanding was 1.39% and 1.34% as of June 30, 1999 and December 31, 1998, respectively. Net charge-offs to average loans was .16% and .14% for the six month periods ending June 30, 1999 and 1998, respectively.

Including a pre-tax gain of $3,843 on the sale of credit cards, noninterest income increased $4,713, or 69.08%, to $11,536 for the six month period ending June 30, 1999, when compared to $6,823 for the same period in 1998. Excluding gains from the sales of securities and loans, noninterest income was $7,378 for the three month period ending June 30, 1999, compared to $6,396 for the same period in 1998, or an increase of 15.35%. The increase between core noninterest income for 1999 and 1998 is due to fees associated with the increases in loans and deposits and the increased emphasis in sales of miscellaneous services and products such as financial investment alternatives and cash management.

While non-sufficient fund fees accounted for the majority of the increase in service charges, other increases were the result of annuity sales, mortgage loan fees, merchant processing, interchange fees, skip payment fees, and loan document preparation fees. Noninterest income, excluding gains from the sales of securities and loans, for the quarter ending June 30, 1999, increased $391, or 12.24%, compared to the same period in 1998 due in part to the aforementioned items.

Noninterest expenses were $20,650 for the six month period ending June 30, 1999, compared to $19,125 for the same period in 1998, or an increase of 7.97%. Significant increases in noninterest expenses between these periods include depreciation of new premises and equipment, computer processing costs associated with technology enhancements, fees related to the Sheshunoff efficiency consulting engagement, and fees related to the Inter-City acquisition. The remaining components of noninterest expenses reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending June 30, 1999, increased $555, or 5.68%, compared to the same period in 1998.

Income tax expense was $3,630 for the six month period ending June 30, 1999, compared to $2,310 for the same period in 1998. A net tax adjustment of $1,499 was charged as a result of the sale of credit cards. The Company also continues to invest in assets whose earnings are given favorable tax treatment.

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

The Company successfully completed testing for its mission critical applications processed by its third party service provider during the fourth quarter of 1998, following the conversion to the expanded code for year 2000. Nearly all other mission critical applications were successfully tested during the first quarter of 1999 and testing for year 2000 compliance was substantially completed by March 31, 1999. There are three systems still in process of being tested to validate their year 2000 compatibility. Contingency plans for year 2000 issues have been tested with revisions in progress. These contingency plans address potential business interruptions related to the year 2000 as well as liquidity and cash availability contingencies as the millennium approaches.

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

As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of June 30, 1999
         Total Capital ....................   $ 119,847   15.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,169   14.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,169    9.7%
           (to Adjusted Average Assets)

As of December 31, 1998
         Total Capital ....................   $ 112,850   15.2%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 103,577   14.0%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 103,577    9.8%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $18.44 and $17.80 at June 30, 1999 and December
31, 1998, respectively. Quarterly cash dividends were $.21 per share during the first and second quarters of 1999, up from $.19 per share during the fourth quarter of 1998. All per-share figures have been restated to reflect the 50% stock dividend issued January 20, 1998.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our disclosure on quantitative and qualitative disclosures about market risk since December 31, 1998. For additional information, see the Company's Form 10-K for the year ended December 31, 1998.


Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending June 30, 1999.

   Item 2.     Changes in Securities

               On June 24, 1999, the Company purchased the business of Reed-Johnson Insurance Agency, Inc. with the issuance of 40,530 shares of the Company's common stock. The transaction is being accounted for under the purchase method of accounting, and increased the outstanding shares of common stock of the Company from 6,191,854 to 6,232,384.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of The Peoples Holding Company was held on April 13, 1999, for the purpose of electing four members to the board of directors for a three year term and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

               Election of Directors          For      Withheld   Not Voting

                THREE-YEAR TERM
               William M. Beasley          3,882,485    56,751   1,905,236
               Marshall H. Dickerson       3,876,219    63,017   1,905,236
               Eugene B. Gifford, Jr.      3,883,820    55,416   1,905,236
               H. Joe Trulove              3,884,225    55,011   1,905,236


                                              For       Against    Abstain
               Ratify appointment of
               Ernst & Young LLP as
               independent auditors
               for 1999                    3,907,248        83   1,937,141


   Item 6(b)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the second quarter of 1999.

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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  August 13, 1999                  /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer