Form 10-Q
period 1999-09-30
PEOPLES HOLDING CO
filed 1999-11-15
CIK 715072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 6,232,384 shares outstanding
                               as of November 12, 1999

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                        PAGE

         Item 1.

           Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
                 September 30, 1999 and December 31, 1998.............  3

           Condensed Consolidated Statements of Income - Three Months
                 and Nine Months Ended September 30, 1999 and 1998....  4

           Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1999 and 1998........  5

           Notes to Condensed Consolidated Financial Statements.......  6

         Item 2.

           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................. 10

         Item 3.

           Quantitative and Qualitative Disclosures
                 About Market Risk.................................... 15

PART II. OTHER INFORMATION

         Item 1.

           Legal Proceedings.......................................... 15

         Item 2.

           Changes in Securities...................................... 15

         Item 6.(b)

           Reports on Form 8-K........................................ 15

         Signatures................................................... 16

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                                 (Restated)
                                               SEPTEMBER 30      DECEMBER 31
                                                   1999             1998
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      36,935     $    32,453

   Interest bearing balances with banks .....            280           6,105

   Securities held-to-maturity (market
      value-$83,534 and $80,868 at
      September 30, 1999 and December 31,
      1998, respectively) ...................         84,776          79,176

   Securities available-for-sale (amortized
      cost-$196,015 and $213,138 at
      September 30, 1999 and December 31,
      1998, respectively) ...................        192,764         214,463

   Loans, net of unearned income ............        786,490         729,157
      Allowance for loan losses .............        (10,460)         (9,744)
                                                  ----------       ---------
            Net Loans .......................        776,030         719,413

   Premises and equipment ...................         27,659          26,634
   Other assets .............................         33,429          29,551
                                                  ----------       ---------
            Total Assets ....................  $   1,151,873     $ 1,107,795
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     133,833     $   152,496
      Certificates of deposit exceeding
          $100,000 ..........................        134,648         129,347
      Interest bearing ......................        718,369         678,452
                                                  ----------       ---------
                Total Deposits ..............        986,850         960,295

   Treasury tax and loan note account .......          8,644           2,455
   Borrowings ...............................         25,496          20,020
   Other liabilities ........................         14,974          14,816
                                                  ----------       ---------
                Total Liabilities ...........      1,035,964         997,586

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,232,384  and
     6,191,854 shares issued and outstanding
     at September 30, 1999 and December 31,
     1998, respectively .....................         31,162          30,959
   Additional paid-in capital ...............         44,367          43,289
   Treasury Stock, at cost...................           (373)              0
   Accumulated other comprehensive income ...         (2,038)            830
   Retained earnings ........................         42,791          35,131
                                                  ----------       ---------
             Total Shareholders' Equity .....        115,909         110,209
                                                  ----------       ---------
             Total Liabilities and
               Shareholders' Equity .........  $   1,151,873     $ 1,107,795
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                               NINE MONTHS ENDED SEPTEMBER 30    THREE MONTHS ENDED SEPTEMBER 30
                                                                (Restated)                        (Restated)
                                                    1999           1998               1999           1998
                                                    ----           ----               ----           ----
                                                        (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $   49,621     $   46,850          $   16,644     $   16,024
      Securities:
           Taxable .........................        9,207         10,248               3,093          3,483
           Tax-exempt ......................        3,081          2,689               1,052            957

      Other ................................          520            687                 100            121
                                                  -------        -------             -------        -------
                Total interest income ......       62,429         60,474              20,889         20,585

Interest Expense
      Time deposits exceeding $100,000 .....        3,193          3,382               1,143          1,198
      Other deposits .......................       23,269         23,312               7,757          8,007
      Borrowings  ..........................        1,232          1,114                 391            380
                                                  -------        -------             -------        -------
                Total interest expense .....       27,694         27,808               9,291          9,585
                                               ----------     ----------          ----------     ----------
                Net interest income ........       34,735         32,666              11,598         11,000

Provision for loan losses ..................        2,551          1,935                 530            646
                                                ---------      ---------           ---------      ---------
                Net interest income after
                provision for loan losses ..       32,184         30,731              11,068         10,354
Noninterest income:
      Service charges on deposit accounts ..        6,190          5,381               2,188          1,824
      Fees and commissions .................        2,038          1,825                 728            710
      Trust revenue ........................          630            540                 210            180
      Gains on sale of securities and loans.        4,197            709                  39            282
      Other ................................        2,390          2,003                 744            639
                                                  -------        -------             -------        -------
                Total noninterest income ...       15,445         10,458               3,909          3,635

Noninterest expenses:
      Salaries and employee benefits .......       16,353         15,703               5,754          5,268
      Net occupancy ........................        2,219          2,084                 742            740
      Equipment ............................        1,596          1,502                 459            505
      Other ................................       10,819          9,603               3,382          3,254
                                                ---------      ---------           ---------      ---------
                Total noninterest expenses .       30,987         28,892              10,337          9,767
                                               ----------     ----------          ----------     ----------

Income before income taxes .................       16,642         12,297               4,640          4,222
Income taxes ...............................        5,078          3,522               1,448          1,212
                                                ---------      ---------           ---------      ---------
                Net income .................   $   11,564     $    8,775          $    3,192     $    3,010
                                               ==========     ==========          ==========     ==========

Basic and diluted earnings per share  ......       $ 1.86         $ 1.41              $ 0.51         $ 0.49
                                                   ======         ======              ======         ======

Weighted average shares outstanding  .......    6,203,218      6,204,164           6,222,421      6,204,164
                                                =========      =========           =========      =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                  (Restated)
                                                     1999            1998
                                                     ----            ----
                                                          (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $   10,558    $   12,415

Investing Activities
      Net decrease in balances
           with other banks ...................       6,270        15,134
      Proceeds from maturities/calls of
           securities held-to-maturity ........       5,026         5,879
      Proceeds from maturities/calls of
           securities available-for-sale ......      95,098        47,655
      Proceeds from sales of
           securities available-for-sale ......      12,382        16,242
      Purchases of securities
           held-to-maturity ...................     (10,586)      (20,857)
      Purchases of securities
           available-for-sale .................     (90,504)     (101,006)
      Net increase in loans ...................     (89,929)      (93,183)
      Proceeds from sales of loans ............      34,873        54,375
      Proceeds from sales of premises
           and equipment ......................         235           530
      Purchases of premises and equipment .....      (2,886)       (3,645)
                                                 ----------    ----------
          Net Cash Used in Investing
                Activities ....................     (40,021)      (78,876)

Financing Activities
      Net increase (decrease) in
          noninterest-bearing deposits ........     (18,662)        2,198
      Net increase in
          interest-bearing deposits ...........      45,218        55,536
      Net increase in treasury tax
          and loan note account and federal
          funds purchased .....................       9,389         2,343
      Net increase in borrowings ..............       2,276         5,188
      Acquisition of treasury stock ...........        (373)         (541)
      Cash dividends paid .....................      (3,903)       (3,199)
                                                 ----------    ----------
          Net Cash Provided by Financing
                Activities ...................       33,945        61,525
                                                 ----------    ----------
            Increase (Decrease) in Cash
                and Cash Equivalents .........        4,482        (4,936)

      Cash and Cash Equivalents at
           beginning of period ...............       32,453        39,349
                                                 ----------    ----------
      Cash and Cash Equivalents at
           end of period .....................   $   36,935    $   34,413
                                                 ==========    ==========
Non-cash transactions:
      Transfer of loans to other real
         estate ..............................   $      410    $    1,159
                                                 ==========    ==========

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1999
                        (in thousands, except share data)

Note 1 Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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


Note 2  Mergers and Acquisitions

On June 24, 1999, the Company purchased Reed-Johnson Insurance Agency, Inc. (Reed-Johnson) with the issuance of 40,530 shares of the Company's common stock. Located in Tupelo, Mississippi, Reed-Johnson is an independent insurance agency representing property and casualty companies and providing personal and business coverages. Reed-Johnson has retained its name and staff and operates as a wholly owned subsidiary of The Peoples Bank and Trust Company. The transaction has been accounted for under the purchase method of accounting.

On March 26, 1999, the Company exchanged 347,382 shares of common stock for all of the outstanding shares of Inter-City, which is located in Louisville, Mississippi. The transaction has been accounted for under the pooling-of-interests method of accounting.

The following tables present selected financial information, split between the Company and Inter-City for the nine months ended and three months ended September 30, 1999 and 1998, respectively.

                                                 Nine Months Ended
                                                    September 30
                                                   1999     1998
                                                ------------------
Revenue
    The Peoples Holding Company...............  $ 77,010  $ 68,303
    Inter-City Federal Bank for Savings (1)...       864     2,629
                                                 -------   -------
                                                $ 77,874  $ 70,932
                                                 =======   =======
Net Income
    The Peoples Holding Company...............  $ 11,693  $  8,503
    Inter-City Federal Bank for Savings (1)...      (129)      272
                                                 -------   -------
                                                $ 11,564  $  8,775
                                                 =======   =======

(1) The 1999 amounts reflect the results of operations from January 1, 1999 through March 26, 1999. The results of operations from March 27, 1999 through September 30, 1999 are included in The Peoples Holding Company amounts.


                                                Three Months Ended
                                                    September 30
                                                   1999     1998
                                                ------------------
Revenue
    The Peoples Holding Company...............  $ 24,798  $ 23,328
    Inter-City Federal Bank for Savings ......         0       892
                                                 -------   -------
                                                $ 24,798  $ 24,220
                                                 =======   =======
Net Income
    The Peoples Holding Company...............  $  3,192  $  2,933
    Inter-City Federal Bank for Savings ......         0        77
                                                 -------   -------
                                                $  3,192  $  3,010
                                                 =======   =======


Note 3 Comprehensive Income

For the nine month periods ended September 30, 1999 and 1998, total comprehensive income amounted to $8,696 and $11,115, respectively. For the quarters ended September 30, 1999 and 1998, total comprehensive income amounted to $3,209 and $5,010, respectively.

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

Segment information for the nine months ended September 30, 1999 and 1998, is presented below.

Nine Months Ended September 30, 1999
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  31,726    $   2,972    $     37   $   34,735
Provision for loan loss ....     1,297        1,128         126        2,551
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    30,429        1,844         (89)      32,184

Non-interest income ........     8,339        5,760       1,346       15,445
Non-interest expense .......    17,996        3,188       9,803       30,987
                               -------      -------     -------      -------
Income before income taxes .    20,772        4,416      (8,546)      16,642
Income taxes ...............         0            0       5,078        5,078
                               -------      -------     -------      -------
Net income (loss) .......... $  20,772    $   4,416    $(13,624)  $   11,564
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     411    $    (411)   $      0   $        0
                               =======      =======     =======      =======

Nine Months Ended September 30, 1998
                                        Specialized
                              Branches    Products     All Other     Total
                              --------  -----------    ---------   ---------
Net interest income ........ $  29,890    $   2,589    $    187   $   32,666
Provision for loan loss ....     1,292          524         119        1,935
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    28,598        2,065          68       30,731

Non-interest income ........     7,346        2,307         805       10,458
Non-interest expense .......    18,414        3,140       7,338       28,892
                               -------      -------     -------      -------
Income before income taxes .    17,530        1,232      (6,465)      12,297
Income taxes ...............         0            0       3,522        3,522
                               -------      -------     -------      -------
Net income (loss) .......... $  17,530    $   1,232    $ (9,987)  $    8,775
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     356    $    (356)   $      0   $        0
                               =======      =======     =======      =======

Segment information for the three months ended September 30, 1999 and 1998, is presented below.

Three Months Ended September 30, 1999
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,755    $     843    $      0   $   11,598
Provision for loan loss ....       451           37          42          530
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    10,304          806         (42)      11,068

Non-interest income ........     2,857          499         553        3,909
Non-interest expense .......     5,609          811       3,917       10,337
                               -------      -------     -------      -------
Income before income taxes .     7,552          494      (3,406)       4,640
Income taxes ...............         0            0       1,448        1,448
                               -------      -------     -------      -------
Net income (loss) .......... $   7,552    $     494    $ (4,854)  $    3,192
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     138    $    (138)   $      0   $        0
                               =======      =======     =======      =======


Three Months Ended September 30, 1998
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,000    $     898    $    102   $   11,000
Provision for loan loss ....       403          197          46          646
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,597          701          56       10,354

Non-interest income ........     2,488          846         301        3,635
Non-interest expense .......     6,281        1,066       2,420        9,767
                               -------      -------     -------      -------
Income before income taxes .     5,804          481      (2,063)       4,222
Income taxes ...............         0            0       1,212        1,212
                               -------      -------     -------      -------
Net income (loss) .......... $   5,804    $     481    $ (3,275)  $    3,010
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     118    $    (118)   $      0   $        0
                               =======      =======     =======      =======


Note 5  Subsequent Events

As of September 30, 1999, the Company had repurchased 12,000 shares of its common stock in the open market during the year. Subsequent to that time, the Company purchased an additional 5,600 shares of its common stock. As of November 12, 1999, the Company had repurchased a total of 17,600 shares of the Company's stock during the year at an average price of $31.49 per share.

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

Financial Condition

Total assets of The Peoples Holding Company grew from $1,107,795 on December 31, 1998, to $1,151,873 on September 30, 1999, or 3.98% for the nine month period. Total securities decreased from $293,639 on December 31, 1998, to $277,540 on September 30, 1999. While U. S. Government Treasury and Agency securities and mortgage-backed securities have declined within the portfolio, state, county, and municipal securities have increased since the beginning of the year. This change in the mix was used to enhance portfolio yields.

Total loans, net of unearned income, increased $57,333, or 7.86%, from the beginning of the year despite the sale of approximately $19,000 of credit card loans during the second quarter of 1999. Most of the loan growth has come from commercial loan accounts.

Total deposits have grown from $960,295 on December 31, 1998, to $986,850 on September 30, 1999, or an increase of 2.77%, with the majority of growth in public fund checking and time deposits.

Equity capital to total assets was 10.06% and 9.95% for September 30, 1999 and December 31, 1998, respectively. Capital grew 5.17% from December 31, 1998 to September 30, 1999. While earnings and the acquisition of Reed-Johnson have improved capital, the growth has been curtailed due to the change in accumulated comprehensive income relating to unrealized portfolio losses as interest rates rose and the purchase of 12,000 shares of Company stock. Cash dividends for the first three quarters of 1999 have been $.21 per share, an increase from $.19 per share during the fourth quarter of 1998.

Results of Operations

The Company's net income for the nine month period ending September 30, 1999, was $11,564, representing an increase of $2,789, or 31.78%, over net income for the nine month period ending September 30, 1998, which totaled $8,775. Improvements in net income during the third quarter have been generated from the usual and customary deposit gathering and lending operations. System-wide changes made earlier in the year as a result of the Sheshunoff consulting engagement have also contributed to improved earnings. The largest identifiable impact on annual net income has been the effect of the sale and liquidation of the credit card loan portfolio. The after tax net effect of the sale was $1,893, which included the gain on the sale, the satisfaction of the data processing contract, and an increase to the provision for loan losses related to the sale. Eliminating the effects of the sale, core earnings of $9,671 for the nine month period ending September 30, 1999, were up $896, or 10.21%, over the same period of 1998. Net income was $3,192 and $3,010 for the quarters ending September 30, 1999 and 1998, respectively. The annualized return on average assets for the nine month periods ending September 30, 1999 and 1998, was 1.30% and 1.11%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the maturities of rate-sensitive assets and liabilities. Net interest margin was 4.67% and 4.72% for the nine month periods ending September 30, 1999 and 1998, respectively. The decline in net interest margin is due in large part to the current pricing environment. Despite the decrease in net interest margin, our continued growth in volume has allowed net interest income to increase over prior performance. As average earning assets increased from $977,464 for the nine month period ending September 30, 1998, to $1,055,023 for the same period in 1999, net interest income grew from $32,666 for the nine month period ending September 30, 1998, to $34,735 for the same period in 1999. For the three month periods ending September 30, 1999 and 1998, net interest income was $11,598 and $11,000, respectively.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to absorb probable losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $2,551 and $1,935 for the nine month periods ending September 30, 1999 and 1998, respectively. A one time charge of $523 has been added to the provision for loan losses relating to the sale of the credit card portfolio. For the quarters ending September 30, 1999 and 1998, the provision for loan losses totaled $530 and $646, respectively. The allowance for loan losses as a percentage of loans outstanding was 1.33% and 1.34% as of September 30, 1999 and December 31, 1998, respectively. Net charge-offs to average loans was .24% and .21% for the nine month periods ending September 30, 1999 and 1998, respectively.

Including a pre-tax gain of $3,715 on the sale of credit cards, noninterest income increased $4,987, or 47.69%, to $15,445 for the nine month period ending September 30, 1999, when compared to $10,458 for the same period in 1998. Excluding all gains from the sales of securities and loans, noninterest income was $11,248 for the nine month period ending September 30, 1999, compared to $9,749 for the same period in 1998, or an increase of 15.38%. The increase between core noninterest income for 1999 and 1998 is due to fees associated with the increases in loans and deposits and the increased emphasis in sales of miscellaneous services and products such as financial investment alternatives and cash management.

While non-sufficient fund fees accounted for the majority of the increase in service charges, other increases were the result of annuity sales, mortgage loan fees, merchant processing, interchange fees, skip payment fees, and loan document preparation fees. Noninterest income, excluding gains from the sales of securities and loans, for the quarter ending September 30, 1999, increased $517, or 15.42%, compared to the same period in 1998 due in part to the aforementioned items.

Noninterest expenses were $30,987 for the nine month period ending September 30, 1999, compared to $28,892 for the same period in 1998, or an increase of 7.25%. Significant increases in noninterest expenses between these periods include depreciation of new premises and equipment, computer processing costs associated with technology enhancements, and fees related to the Inter-City acquisition. The remaining components of noninterest expenses reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending September 30, 1999, increased $570, or 5.84%, compared to the same period in 1998.

Income tax expense was $5,078 for the nine month period ending September 30, 1999, compared to $3,522 for the same period in 1998. The Company also continues to invest in assets whose earnings are given favorable tax treatment.

As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Management has been working with its software vendors to assure that the Company will be prepared for the year 2000. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies, such as those of our loan customers, will be converted on a timely basis which could have a material effect on the Company. The Company has not incurred significant operating expenses nor will it be required to invest heavily in computer system improvements to be year 2000 compliant.

The Company successfully completed testing for its mission critical applications processed by its third party service provider during the fourth quarter of 1998, following the conversion to the expanded code for year 2000. Nearly all other mission critical applications were successfully tested during the first quarter of 1999 and testing for year 2000 compliance was substantially completed by March 31, 1999. Contingency plans for year 2000 issues have been tested.
These contingency plans address potential business interruptions related to the year 2000 as well as liquidity and cash availability contingencies as the millennium approaches.

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

As of September 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of September 30, 1999
         Total Capital ....................   $ 122,081   15.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,217   14.2%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,217    9.8%
           (to Adjusted Average Assets)

As of December 31, 1998
         Total Capital ....................   $ 112,850   15.2%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 103,577   14.0%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 103,577    9.8%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $18.60 and $17.80 at September 30, 1999 and December 31, 1998, respectively. Quarterly cash dividends were $.21 per share for the first three quarters of 1999, up from $.19 per share during the fourth quarter of 1998. All per-share figures have been restated to reflect the 50% stock dividend issued January 20, 1998.

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


Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ended September 30, 1999.

   Item 2.     Changes in Securities

               On June 24, 1999, the Company purchased the business of Reed-Johnson Insurance Agency, Inc. with the issuance of 40,530 shares of the Company's common stock. The transaction is being accounted for under the purchase method of accounting, and increased the outstanding shares of common stock of the Company from 6,191,854 to 6,232,384.


   Item 6(b)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the third quarter of 1999.

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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  November 12, 1999                /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer