Form 10-K405
period 1999-12-31
PEOPLES HOLDING CO
filed 2000-03-15
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999
                         Commission file number 1-13253

                           THE PEOPLES HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             Mississippi 64-0676974
                ------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) identification No.)

                                 209 Troy Street
                         Tupelo, Mississippi 38802-0709
                   -------------------------------------------
                    (Address of principal offices) (Zip Code)

                  Registrant's Telephone Number: (662) 680-1001

                        Securities registered pursuant to
                            Section 12(b) of the Act:

      (Title of Class)               Name of each exchange on which registered
-----------------------------        -----------------------------------------
Common Stock, $5.00 Par Value                 American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X___NO_____

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 2000 annual meeting of shareholders, which statement is incorporated by reference in Part III of this Form 10-K. Yes____ No__X__

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2000 was $149,302,615, based on 6,204,784 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of annual Proxy Statement dated March 15, 2000, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                           THE PEOPLES HOLDING COMPANY

                                    Form 10-K

                      For the year ended December 31, 1999

                                    CONTENTS

PART I
  Item 1.   Business ............................................... 3
  Item 2.   Properties ............................................. 14
  Item 3.   Legal Proceedings ...................................... 14
  Item 4.   Submission of Matters to a Vote of Security Holders .... 14

PART II
  Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters ..................... 15
  Item 6.   Selected Financial Data ................................ 16
  Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation ........ 17
  Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk ......................................... 28
  Item 8.   Financial Statements and Supplementary Data ............ 29
  Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ................. 51

PART III
  Item 10.  Directors and Executive Officers of the Registrant ..... 51
  Item 11.  Executive Compensation ................................. 51
  Item 12.  Security Ownership of Certain Beneficial Owners
               and Management ...................................... 51
  Item 13.  Certain Relationships and Related Transactions ......... 51

PART IV
  Item 14.  Exhibits, Financial Statement  Schedules, and
               Reports on Form 8-K ................................. 52

                                     PART I

This Annual Report (Form 10-K) may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance  and involve risks and  uncertainties,  and that actual  results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

ITEM 1. BUSINESS

General

The Peoples Holding Company (the Registrant or Company) was organized under the laws of the State of Mississippi and incorporated on November 10, 1982, in order to acquire all of the common stock of The Peoples Bank & Trust Company, Tupelo, Mississippi (the Bank).

Organization

The Registrant commenced business on July 1, 1983, and the acquisition of the Bank was also consummated at that time. All of the Registrant's business activities are conducted through the Bank and the Bank's wholly-owned subsidiary, Reed-Johnson Insurance Agency, Inc. (Reed-Johnson). The Bank accounts for substantially all of the assets and revenues of the Registrant. On December 31, 1999, the Registrant had 41 banking offices in Tupelo, Aberdeen, Amory, Batesville, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch,
Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, West Point, and Winona, Mississippi.

All members of the Board of Directors of the Registrant are also members of the Board of Directors of the Bank. Responsibility for the management of the Bank and its subsidiary remains with the Board of Directors and Officers of the Bank; however, management services rendered to the Bank by the Registrant are intended to supplement the internal management of the Bank and expand the scope of banking services normally offered by them.

The Bank, which is the Registrant's primary subsidiary, was established in February 1904 as a state-chartered bank. It is insured by the Federal Deposit Insurance Corporation.

As a commercial bank, a complete range of banking and financial services is provided to individuals and small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines located throughout our market area and our PC Banking product provide 24-hour banking services. Accounts receivable factoring is also available to qualified businesses. In addition to a wide variety of fiduciary services, the Bank administers (as trustee or in other fiduciary or representative capacities) pension, profit-sharing and other employee benefit plans, and personal trusts and estates. In addition to offering annuities and mutual funds, the acquisition of Reed-Johnson has expanded the Registrant's product and delivery network to include personal and business insurance coverages. Neither the Registrant nor the Bank has any foreign activities.

Competition

Vigorous competition exists in all major areas where the Registrant Company conducts business. Not only does the Registrant compete through its subsidiary bank with state and national banks in its service areas, but also with savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms, and investment companies for available loans and depository accounts. All of these institutions compete in the delivery of services and products through availability, quality, and pricing. Within the Registrant's market area, none of the competitors are dominant.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is registered as such with the Board of Governors of the Federal Reserve System (the Board). The Registrant is required to file with the Board an annual report and such other information as the Board may require. The Board may also make examinations of the Registrant and its subsidiary pursuant to the Act. The Board also has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt.

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

The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception is for engaging in or acquiring shares of a company whose activities are found by the Board to be so closely related to banking or managing banks as to be a proper incident thereto. In making such determinations the Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency of resources, versus the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

The Bank Holding Company Act of 1956 was recently amended to permit "financial bank holding companies" to engage in a broad range of financial activities. The new legislation, the Gramm-Leach-Bliley Act, was enacted on November 12, 1999, and became effective on March 11, 2000. The Act sets forth both requirements to be met in order to engage in financial activities and defines those financial activities. Presently, the Company is considering the implications of the Act, but has no current plans to form a financial holding company.

The Bank was chartered under the laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Department of Banking and Consumer Finance of the State of Mississippi. The Bank is also insured by the Federal Deposit Insurance Corporation and is subject to examination and review by that regulatory authority.

Mississippi banks are permitted to merge with other existing banks statewide and to acquire or be acquired by banks or bank holding companies. Section 102 of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 removed territorial restrictions for interstate bank mergers, effective May 1, 1997. Out-of-state bank holding companies may establish a bank in Mississippi only by acquiring a Mississippi bank or Mississippi bank holding company.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earned surplus in excess of three times the Bank's capital stock.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 1999, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 20.27% of the Bank's consolidated net assets.

Mississippi laws authorize multi-bank holding companies but there are no statutes regulating the operation of such companies.

Monetary Policy and Economic Controls

The earnings and growth of the banking industry, the Bank and, to a larger extent, the Registrant are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U. S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These instruments are used in varying degrees to influence overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. In view of changing conditions in the national economy and in the various money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, the effect on future business and earnings of the Registrant and its subsidiary cannot be predicted with accuracy.

In the past few years, the trend seems to be toward competitive equality within the financial services industry. This was evidenced in 1980 by the formation of the Depository Institution Deregulation Committee (the DIDC). The DIDC's sole purpose was to eliminate the restrictions imposed upon the rates of interest a depository institution could pay on a deposit account. The trend was again evidenced in 1982 with the passage of the Garn-St. Germain Depository Institutions Act. This act provided for, among other things, the money market account. This account was designed to operate in a manner similar to the money market mutual funds being offered by the investment brokers. It would earn a market rate of interest with limited third-party withdrawals and a minimum balance requirement.

Sources and Availability of Funds

The funds essential to the business of the Registrant and its subsidiary consist primarily of funds derived from customer deposits and borrowings of federal funds by the banking subsidiary and from loans under established lines of credit. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general, and the general credit market for loans.

Personnel

At December 31, 1999, the Registrant and its subsidiary employed 511 people on a full-time equivalent basis.

Dependence Upon a Single Customer

Neither the Registrant nor its subsidiary is dependent upon a single customer or upon a limited number of customers.

Segment Reporting

The information under the caption "Note L - Segment Reporting" on pages 45 through 47 of the Registrant's 1999 Form 10-K is incorporated herein by reference.

Acquisition of Certain Assets and Liabilities

The information under the caption "Note B - Business Combinations" on page 36 of the Registrant's 1999 Form 10-K is incorporated herein by reference.

Executive Officers of The Registrant

The principal executive officer of the Company and its subsidiary as of December 31, 1999, is as follows:

              Name                       Age
          John W. Smith                   64

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

All prior period amounts have been restated to reflect the business combination accounted for as a pooling-of-interests, and, accordingly, the financial position, results of operations and cash flows are presented as though the companies were combined for all historical periods.

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest
          Rates and Interest Differential (In Thousands)

                                                                                    1999
                                                            -------------------------------------------------
                                                             Tax Equivalent    Average Balance      Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Earning Assets
   Loans, net of unearned income
      Commercial ..........................................      $ 32,541        $    382,089         8.52%
      Consumer ............................................        18,940             210,706         8.99%
      Other loans .........................................        15,727             172,404         9.12%
                                                            -----------------  -----------------
            Total Loans, Net ..............................        67,208             765,199         8.78%

   Other ..................................................           401               8,328         4.82%

   Taxable securities
      U. S. Government securities .........................         3,128              52,200         5.99%
      U. S. Government agencies ...........................         3,040              48,772         6.23%
      Mortgage-backed securities ..........................         6,008              98,525         6.10%
      Other securities ....................................           266               3,671         7.25%
                                                            -----------------  -----------------
            Total Taxable Securities ......................        12,442             203,168         6.12%

   Tax-exempt securities
      Obligations of states and political subdivisions ....         6,612              82,901         7.98%
                                                            -----------------  -----------------
            Total Securities ..............................        19,054             286,069         6.66%
                                                            -----------------  -----------------
                    Total Earning Assets ..................        86,663           1,059,596         8.18%

Cash and due from banks ...................................                            38,659
Other assets, less allowance for loan losses ..............                            48,356
                                                                               -----------------
                        Total Assets ......................                      $  1,146,611
                                                                               =================

Interest-Bearing Liabilities
   Interest-bearing demand deposit accounts ...............         1,856        $     56,752         3.27%
   Savings and money market accounts ......................         8,584             283,647         3.03%
   Time deposits ..........................................        25,037             503,348         4.97%
                                                            -----------------  -----------------
        Total Interest-Bearing Deposits ...................        35,477             843,747         4.20%

        Total Other Interest-Bearing Liabilities ..........         1,865              32,029         5.82%
                                                            -----------------  -----------------
                  Total Interest-Bearing Liabilities ......        37,342             875,776         4.26%

Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                           144,451
   Other liabilities ......................................                            14,340
   Shareholders' equity ...................................                           112,044
                                                                               -----------------
            Total Liabilities and Shareholders' Equity ....                      $  1,146,611
                                                                               =================
Net interest income/net interest margin ...................      $ 49,321                             4.65%
                                                            =================

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential (continued)

                                                                                     1998
                                                            -------------------------------------------------
                                                             Tax Equivalent    Average Balance      Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Earning Assets
   Loans, net of unearned income
      Commercial ..........................................      $ 28,749        $   315,445          9.11%
      Consumer ............................................        18,524            197,272          9.39%
      Other loans .........................................        16,255            168,846          9.63%
                                                            -----------------  -----------------
            Total Loans, Net ..............................        63,528            681,563          9.32%

   Other ..................................................           968             18,486          5.24%

   Taxable securities
      U. S. Government securities .........................         3,892             62,367          6.24%
      U. S. Government agencies ...........................         3,174             51,162          6.20%
      Mortgage-backed securities ..........................         6,418            101,892          6.30%
      Other securities ....................................           262              3,274          8.00%
                                                            -----------------  -----------------
            Total Taxable Securities ......................        13,746            218,695          6.29%

   Tax-exempt securities
      Obligations of states and political subdivisions ....         5,730             70,396          8.14%
                                                            -----------------  -----------------
            Total Securities ..............................        19,476            289,091          6.74%
                                                            -----------------  -----------------
                 Total Earning Assets .....................        83,972            989,140          8.49%

Cash and due from banks ...................................                           34,612
Other assets, less allowance for loan losses ..............                           44,788
                                                                               -----------------
                    Total Assets ..........................                      $ 1,068,540
                                                                               =================

Interest-Bearing Liabilities
    Interest-bearing demand deposit accounts ..............         2,031        $    59,834          3.39%
    Savings and money market accounts .....................         7,235            235,831          3.07%
    Time deposits .........................................        26,677            496,358          5.37%
                                                            -----------------  -----------------
        Total Interest-Bearing Deposits ...................        35,943            792,023          4.54%

        Total Other Interest-Bearing Liabilities ..........         1,491             24,820          6.01%
                                                            -----------------  -----------------
                  Total Interest-Bearing Liabilities ......        37,434            816,843          4.58%

Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                          130,769
   Other liabilities ......................................                           13,286
   Shareholders' equity ...................................                          107,642
                                                                               -----------------
            Total Liabilities and Shareholders' Equity ....                      $ 1,068,540
                                                                               =================
Net interest income/net interest margin ...................      $ 46,538                             4.70%
                                                             ================

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest
          Rates and Interest Differential (continued)

                                                                                     1997
                                                            -------------------------------------------------
                                                             Tax Equivalent    Average Balance      Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Earning Assets
   Loans, net of unearned income
      Commercial ..........................................      $ 26,139        $   282,834         9.24%
      Consumer ............................................        18,467            192,356         9.60%
      Other loans .........................................        14,211            146,526         9.70%
                                                            -----------------  -----------------
            Total Loans, Net ..............................        58,817            621,716         9.46%

   Other ..................................................           695             12,829         5.42%

   Taxable securities
      U. S. Government securities .........................         4,676             76,993         6.07%
      U. S. Government agencies ...........................         3,205             49,921         6.42%
      Mortgage-backed securities ..........................         5,256             79,754         6.59%
      Other securities ....................................           243              3,087         7.87%
                                                            -----------------  -----------------
            Total Taxable Securities ......................        13,380            209,755         6.38%

   Tax-exempt securities
      Obligations of states and political subdivisions ....         4,611             53,559         8.61%
                                                            -----------------  -----------------
            Total Securities ..............................        17,991            263,314         6.83%
                                                            -----------------  -----------------
                  Total Earning Assets ....................        77,503            897,859         8.63%

Cash and due from banks ...................................                           34,405
Other assets, less allowance for loan losses ..............                           37,948
                                                                               -----------------
                     Total Assets .........................                      $   970,212
                                                                               =================

Interest-Bearing Liabilities
    Interest-bearing demand deposit accounts ..............         2,020        $    59,856         3.37%
    Savings and money market accounts .....................         5,784            196,907         2.94%
    Time deposits .........................................        24,329            457,722         5.32%
                                                            -----------------  -----------------
        Total Interest-Bearing  Deposits ..................        32,133            714,485         4.50%

        Total Other Interest-Bearing Liabilities ..........         1,295             21,789         5.94%
                                                            -----------------  -----------------
                  Total Interest-Bearing Liabilities ......        33,428            736,274         4.54%

Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                          121,949
   Other liabilities ......................................                           12,588
   Shareholders' equity ...................................                           99,401
                                                                               -----------------
            Total Liabilities and Shareholders' Equity ....                      $   970,212
                                                                               =================
           Net interest income/net interest margin ........      $ 44,075                            4.91%
                                                            =================

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

Table 2 - Volume/Rate Analysis
(In Thousands)

The following table sets forth for The Peoples Holding Company, for the years ended December 31 as indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates.

                                                                               1999 Compared To 1998
                                                                     ----------------------------------------
                                                                             Increase (Decrease) Due To
                                                                     ----------------------------------------
                                                                        Volume          Rate        Net (1)
                                                                     ------------  -------------  -----------
Interest income:
Loans, net of unearned income ....................................     $ 7,748        $ (4,158)      $ 3,590

Securities
   U. S. government securities and agencies ......................        (753)           (128)         (881)
   Obligations of states and political subdivisions ..............         648            (156)          492
   Mortgage-backed securities ....................................        (209)           (196)         (405)
   Other securities ..............................................          30             (28)            2

Other ............................................................        (542)            (36)         (578)
                                                                     ------------  -------------  -----------
Total interest-earning assets ....................................       6,922          (4,702)        2,220

Interest expense:
Interest-bearing demand deposit accounts .........................        (105)            (70)         (175)
Savings accounts .................................................       1,467            (118)        1,349
Time deposits ....................................................         376          (2,016)       (1,640)
Other ............................................................         433             (59)          374
                                                                     ------------  -------------  -----------
Total interest-bearing liabilities ...............................       2,171          (2,263)          (92)
                                                                     ------------  -------------  -----------
Change in net interest income ....................................     $ 4,751        $ (2,439)      $ 2,312
                                                                     ============  =============  ===========

(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.


                                                                               1998 Compared To 1997
                                                                     ----------------------------------------
                                                                             Increase (Decrease) Due To
                                                                     ----------------------------------------
                                                                        Volume          Rate        Net (1)
                                                                     ------------  -------------  -----------
Interest income:
Loans, net of unearned income ....................................     $ 5,632        $ (1,015)      $ 4,617

Securities
   U. S. government securities and agencies ......................        (795)            (31)         (826)
   Obligations of states and political subdivisions ..............         928            (229)          699
   Mortgage-backed securities ....................................       1,459            (297)        1,162
   Other securities ..............................................          14               4            18

Other ............................................................         322             (33)          289
                                                                     ------------  -------------  -----------
Total interest-earning assets ....................................       7,560          (1,601)        5,959

Interest expense:
Interest-bearing demand deposit accounts .........................          (1)             12            11
Savings accounts .................................................       1,143             308         1,451
Time deposits ....................................................       2,053             295         2,348
Other ............................................................         180              16           196
                                                                     ------------  -------------  -----------
Total interest-bearing liabilities ...............................       3,375             631         4,006
                                                                     ------------  -------------  -----------
Change in net interest income ....................................     $ 4,185        $ (2,232)      $ 1,953
                                                                     ============  =============  ===========

(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Table 3 - Investment Portfolio
(In Thousands)

The following tables set forth the amortized cost of securities at December 31:

                                                       1999          1998          1997
                                                   -----------   -----------   -----------
Held to maturity:

U. S. Government and agency securities ...........   $            $   2,234     $   1,960
Obligations of state and political subdivisions ..     85,611        76,893        59,893
Other securities .................................                       49            58
                                                   -----------   -----------   -----------
                                                     $ 85,611     $  79,176     $  61,911
                                                   ===========   ===========   ===========


                                                       1999          1998          1997
                                                   -----------   -----------   -----------
Available for sale:

U. S. Government and agency securities ...........   $ 92,858     $ 104,997     $ 110,683
Other securities .................................     93,508       108,141        77,427
                                                   -----------   -----------   -----------
                                                    $ 186,366     $ 213,138     $ 188,110
                                                   ===========   ===========   ===========


The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities at December 31, 1999:


                                                       After One               After Five
                                 Within                But Within              But Within                After
                                One Year               Five Years              Ten Years               Ten Years
                         ---------------------   ---------------------   ---------------------   ---------------------
Held to Maturity:
Obligations of state
   and political .......  $  2,423     9.10%      $ 17,807     8.05%      $ 46,834     7.13%      $ 18,547     6.98%
                         ==========              ==========              ==========              ==========
Available for Sale:
U. S. Government
  and agency
  securities ...........  $  9,079     5.69%      $ 61,785     5.88%      $ 21,994     6.35%
Other securities .......    14,990     6.23%        39,561     6.26%        38,957     6.21%
                         ----------              ----------              ----------
                 Total    $ 24,069                $101,346                $ 60,951
                         ==========              ==========              ==========

The maturity of mortgage-backed securities, included as other securities, reflects scheduled repayments based upon the anticipated average life of the securities.

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

Yields on available for sale securities are based on amortized cost.

Table 4 - Loan Portfolio
(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Real estate mortgage loans and consumer loans are excluded, while net receivables on leased equipment are included in commercial, financial and agricultural loans in the consolidated financial statements. Also, amounts due after one year are classified according to their sensitivity to changing interest rates.

                                                         Loans Maturities
                                -------------------------------------------------------------------
                                                     After One         After
                                     Within         But Within          Five
                                    One Year        Five Years         Years             Total
                                ---------------  ---------------  ---------------  ----------------
Commercial, financial and
   agricultural ...............   $   95,904         $  45,371        $  14,510         $ 155,785
Real estate - construction ....       35,241             2,089              107            37,437
                                ---------------  ---------------  ---------------  ----------------
                                  $  131,145         $  47,460        $  14,617         $ 193,222
                                ===============  ===============  ===============  ================


                                                     Interest Sensitivity
                                                 ---------------------------
                                                    Fixed        Variable
                                                     Rate          Rate
                                                 ------------  -------------
Due after 1 but within 5 years .................   $ 46,228       $ 1,232
Due after 5 years ..............................     14,601            16
                                                 ------------  -------------
                                                   $ 60,829      $  1,248
                                                 ============  =============

Table 5 - Time Deposits
(In Thousands)

The following table shows the maturity of time deposits over $100 at December 31, 1999:

             Less than 3 Months .............  $   38,510
             3 Months- 6 Months .............      30,886
             6 Months-12 Months .............      43,310
               Over 12 Months ...............      29,072
                                              --------------
                                                $ 141,778
                                              ==============

Short-term Borrowings
(In Thousands)

The bank borrowed $20,000 from the Federal Home Loan Bank (FHLB) on October 20, 1999, in anticipation of potential Y2K cash needs at a rate of 5.85%. The $20,000 was outstanding on December 31, 1999. The Federal Home Loan Bank note matured and was repaid on January 21, 2000. The average balance of other short-term borrowings for 1999 was $3,243 at a weighted average rate of 5.0%.

ITEM 2. PROPERTIES

The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. The Technology Center, located in Tupelo, Mississippi, houses the electronic data processing, proof, and statement rendering. In addition, the Bank operated thirty-one (31) full-service branches, and ten (10) limited-service branches. The Bank has two (2) full-service branches in West Point; one (1) full-service branch and two (2) limited-service branches in Booneville; one (1) full-service branch and one (1) limited-service branch in Amory, Corinth, Louisville, Pontotoc, and Southaven; one (1) full-service branch each at Aberdeen, Batesville, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Iuka, New Albany, Okolona, Saltillo, Sardis, Shannon, Verona, Water Valley, and Winona, Mississippi; one (1) limited-service branch each at Olive Branch and Smithville, Mississippi; and seven (7) full-service branches and one (1) limited-service branch in Tupelo, Mississippi.

The Registrant leases, on a long-term basis, two branch locations for use in conducting banking activities and one location for Reed-Johnson. The aggregate annual rental for all leased premises during the year ending December 31, 1999, did not exceed five percent of the Bank's operating expenses.

It is anticipated that in the next several years, branch renovations and construction will be completed at Coffeeville, Corinth, Olive Branch, Pontotoc, and a new location in west Tupelo, Mississippi. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending or threatened at December 31, 1999, which in the opinion of the Company could have a material adverse effect upon the Company's business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The public market for The Peoples Holding Company common stock is limited. The stock trades on the American Stock Exchange under the ticker symbol PHC. At March 6, 2000, there were approximately 2,700 shareholders of record based on the number of record holders.



                                                      Prices
                            Dividends      ----------------------------
                            Per Share          Low             High
                           -----------     ------------   -------------
1999
1st Quarter ..............   $ .190         $ 30.50          $ 36.75
2nd Quarter ..............     .210           29.63            36.00
3rd Quarter ..............     .210           27.00            34.00
4th Quarter ..............     .210           28.38            34.25


1998
1st Quarter ..............   $ .175         $ 34.25          $ 36.75
2nd Quarter ..............     .175           36.00            45.50
3rd Quarter ..............     .175           32.00            39.50
4th Quarter ..............     .190           31.38            34.00

ITEM 6. SELECTED FINANCIAL DATA
(Not covered by Report of Independent Auditors)
(In Thousands, Except Share Data)

                                            1999         1998         1997          1996         1995
                                        ------------ ------------ ------------ ------------- ------------
Year ended December 31:
Interest Income .......................  $   83,500   $   81,280   $   75,321   $    69,221   $   65,591
Interest Expense ......................      37,342       37,434       33,428        29,710       26,937
Provision for Loan Losses .............       3,192        2,591        2,304         2,837        2,847
Noninterest Income ....................      19,476       14,461       12,181        11,182       10,693
Noninterest Expense ...................      41,480       39,338       36,051        33,987       32,902
                                        ------------ ------------ ------------ ------------- ------------
Income Before Income Taxes ............      20,962       16,378       15,719        13,869       13,598
Income Taxes ..........................       6,182        4,697        4,716         4,151        4,103
                                        ------------ ------------ ------------ ------------- ------------
Net Income ............................  $   14,780   $   11,681   $   11,003   $     9,718   $    9,495
                                        ============ ============ ============ ============= ============

Per Common Share:
Net Income ............................  $     2.38   $     1.88   $     1.77   $      1.57   $     1.54
Book Value at December 31 .............       18.71        17.80        16.61         15.35        14.51
Market Value at December 31 ...........       28.88        32.31        35.67         24.50        19.55
Cash Dividends Declared and Paid-PHC ..         .82          .72          .57           .50          .46
Cash Dividends Declared and
   Paid-Inter-City ....................                      .36          .27          1.48          .36

At December 31:
Loans, Net of Unearned Income .........  $  799,085   $  729,156   $  661,572   $   593,381   $  551,385
Securities ............................     266,744      293,639      250,923       246,924      215,010
Assets ................................   1,162,959    1,107,795    1,011,942       927,451      874,247
Deposits ..............................     978,958      960,295      870,082       801,545      766,614
Borrowings ............................      51,269       22,476       18,959        11,729        4,913
Shareholders' Equity ..................     116,089      110,209      103,113        95,253       89,637

Selected Ratios
Return on Average:
   Total Assets .......................       1.29%        1.09%         1.13%         1.08%        1.12%
   Shareholders' Equity ...............      13.19%       10.85%        11.07%        10.53%       11.17%
Average Shareholders' Equity to
   Average Assets .....................       9.77%       10.07%        10.25%        10.22%       10.00%

At December 31:
Shareholders' Equity
   To Assets ..........................       9.98%        9.95%        10.19%        10.27%       10.25%
Allowance for Loan Losses
   To Total Loans .....................       1.26%        1.34%         1.39%         1.59%        1.61%
Allowance for Loan Losses
   To Nonperforming Loans .............     126.47%      261.95%       191.39%       206.29%      227.61%
Nonperforming Loans to
   Total Loans ........................       1.00%         .51%          .73%          .77%         .71%
Dividend Payout .......................      35.24%       36.89%        31.38%        33.52%       28.72%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Overview

1999 was a year of challenge for the financial institution industry. Banks were not only dealing with the final preparation for Y2K, but were also adapting to a change in the Federal Reserve Bank's monetary policy. Coupled with these challenges, the financial institution sector found its stock performance falling short of those of other industries whose earnings growth seemed to have little investor consideration for value. And while Y2K, for the most part, was a "non-event", as the Fed began to tighten, many investor banks found their investment portfolios under water. Not only were rates below market, but many of the portfolios had also lengthened in maturity due to the composition of investments within those portfolios.

The Bank did not experience any significant problems related to the Y2K date change due to the efforts of a well-trained and qualified staff. As the clock turned into the new century, the Company's staff was validating all systems. All computers and phone systems, as well as ATM's, were working without a glitch. In addition, data integrity was tested for quality with no reports of errors.

During 1999, economic growth continued its ninth straight year. Foreign markets had begun to rebound, unemployment was at a low of 4.1%, productivity was up, wages were growing, housing starts were up over 3% from the prior year, and the economy was growing at a robust rate. Inflation was beginning to surface as indicated by the Consumer Price Index (CPI). The CPI was 2.9% and 1.7% for the fourth quarter of 1999 and 1998, respectively.

The Federal Reserve became concerned about the growth of the economy and the pressures that were inflationary. The federal funds rate began the year at 4.75% with the Fed maintaining a neutral bias until the Federal Open Market Committee meeting that was held on May 18. While rates did not change, the Fed moved from a neutral bias to a tightening bias, and at its next two meetings, raised rates 50 basis points and adopted a neutral bias. As the Fed continued to monitor the economy, there were few signs of slowing. Then at the November meeting, the federal funds rate was raised to 5.5%. These rate changes forced the prime-lending rate up to 8.75% and mid-term Treasuries up approximately 175 basis points.

Amid these hurdles, the Company set record earnings for 1999. Net income was $14,780, up 26.53% over 1998. Net income for 1998 and 1997 was $11,681 and
$11,003, respectively. Earnings per share were $2.38, $1.88, and $1.77 for 1999, 1998, and 1997, respectively.

Two primary measures of performance that are used by the Company are return on average assets (ROA) and return average equity (ROE).

Return on Average Assets

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        1.29%     1.09%     1.13%     1.08%     1.12%


Return on Average Equity

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
       13.19%    10.85%    11.07%    10.53%    11.17%

The Company ended the year with total assets of $1,162,959, up 4.98% over 1998. Growth was down from the 9.47% rate experienced in 1998. Total assets at December 31, 1998, were $1,107,795.

On March 26, 1999, the Company acquired Inter-City Federal Bank for Savings located in Louisville, Mississippi. Assets of Inter-City were approximately $43 million. The merger was accounted for as a pooling-of-interests; therefore, all numbers in this report have been restated for all prior periods to reflect the impact of the merger. The Company exchanged 347,382 shares of stock for all of the common stock of Inter-City.

The Company acquired Reed-Johnson Insurance Agency, Inc., located in Tupelo, Mississippi, on June 24, 1999. The purchase came after a bill was signed into Mississippi law removing legal barriers that prohibited commercial banks from selling insurance products. Reed-Johnson is operating as a wholly owned subsidiary of The Peoples Bank & Trust Company. The acquisition was accounted for under the purchase method of accounting.

Results of Operations

Net interest income on a tax equivalent basis rose 5.98% from $46,538 in 1998 to $49,321 in 1999. This growth resulted primarily from an increase in the volume of earning assets over the decrease in the yield on those assets. While rates began to rise during 1999, both yields on earning assets and rates paid on liabilities were lower than those from 1998. Specifically, net interest income on a tax equivalent basis increased approximately $3,809 due to an increase in the volume of earning assets and costing liabilities and decreased approximately $1,026 due to changes in rates. The Company experienced the most significant volume increase in loans, interest bearing transaction accounts, and certificates of deposit.

Average Earning Assets to Total Average Assets

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
       92.41%    92.57%    92.54%    91.90%    91.34%

Tax equivalent net interest income for 1998 was up 5.59% from $44,075 in 1997. This change in net interest income was primarily due to the growth of both earning assets and deposits. As in 1999, yields in 1998 were down from the previous year. However, in contrast with 1999, the cost of deposits and borrowed funds in 1998 was up slightly over 1997. Net interest income on a tax equivalent basis increased approximately $4,504 due to increases in the volume of earning assets and costing liabilities and decreased approximately $2,041 due to changes in rates. The Company's growth came from loans, savings and money market accounts.

Net interest margin, the tax equivalent net yield on earning assets, was down for 1999. While the Company's trend follows the national trend, its net interest margin is higher than most peer banks. The trend of a falling margin is due to interest rate changes and intense competition from other banks and non-banks.

Net Interest Margin - Tax Equivalent

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        4.65%     4.70%     4.91%     5.00%     5.20%

Loan interest income is the largest component of interest income and, with the economy fueling economic expansion in the market place of the Company, loan growth was significant. Loans are the most significant earning asset of the Company and comprised 68.71% and 65.82% of the assets at December 31, 1999 and 1998, respectively. Despite rate increases during the year and the sale of approximately $18,000 in credit card loans, overall loan growth in 1999 was 9.59%, with the most significant percentage growth in real estate construction and mortgages.

The table below sets forth loans outstanding, according to loan type, net of unearned discount, at December 31:

Loan Portfolio

                                            1999           1998          1997          1996         1995
                                        -----------    -----------   -----------   -----------  -----------
Commercial, financial, agricultural ...   $155,785       $136,249      $119,509      $112,092     $107,472
Real estate-construction ..............     37,437         26,410        24,930        21,022       17,074
Real estate-mortgage ..................    460,348        405,352       368,688       323,283      282,614
Consumer ..............................    145,515        161,145       148,445       136,984      144,225
                                        -----------    -----------   -----------   -----------  -----------
   Total loans net of discount ........   $799,085       $729,156      $661,572      $593,381     $551,385
                                        ===========    ===========   ===========   ===========  ===========

The taxable equivalent loan interest income was $67,208, $63,528, and $58,817 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in 1999 was due to an increase in the average volume over 1998 of $83,636, up 12.27%. The tax equivalent yield on those loans was down 54 basis points to 8.78%. Although the tax equivalent yield on loans for 1998 was down 14 basis points, loan interest income grew from an increase of 9.63% in average loans.

Investment income is the second largest component of interest income. The securities portfolio is used to provide term investments, to provide a source of meeting liquidity needs, and to supply securities to be used in collateralizing public funds. The portfolio decreased $26,895 or 9.16% from the previous year. This reduction was the result of allocating additional resources to the growth in higher yielding loans. The majority of the Company's investments are in the mortgage-backed and municipal sectors. The investment portfolio for 1998 grew 17.02% over 1997. During 1998, the Company reduced the percentage of the portfolio held in treasuries and increased its holdings in municipal and mortgage-backed securities.

Securities by Sector Allocation

                 Sector                               1999       1998
                 ------                             -------    -------
U. S. Treasury securities ........................     17%        19%
U. S. Government agencies ........................     17%        18%
Mortgage-backed securities .......................     33%        36%
Obligations of states and political subdivisions .     32%        26%
FHLB stock .......................................      1%         1%

Investment income on a tax equivalent basis was down from $19,475 to $19,054. This decrease in interest was the result of a drop in the average volume of securities from $289,091 to $286,069 and a decrease in the tax equivalent yield of 8 basis points. The tax equivalent yield of the portfolio was 6.66% and 6.74% for 1999 and 1998, respectively. The investment income for 1998 was up slightly due to an increase in volume. The average portfolio was up $25,777. The tax equivalent yield on the portfolio was down 9 basis points from 1997.

The tax equivalent yields on earning assets were 8.18%, 8.49%, and 8.63% for 1999, 1998, and 1997, respectively.

The Company relies on deposits as its major source of funds. Deposits represented 84.18% and 86.69% of total assets at December 31, 1999 and 1998, respectively. Noninterest-bearing deposits were $140,015 and $152,496 at December 31, 1999 and 1998, respectively. This represented 12.04% and 13.77% of total assets at those dates. The balance in this account may fluctuate significantly from day to day. The average balance was up $13,682 over 1998. Noninterest bearing deposits were up 22.78% over 1997. This increase was the result of the Company implementing a more aggressive marketing and sales effort.

Interest-bearing deposits at December 31, 1999 and 1998 were $838,943 and $807,799, respectively. During 1999 these deposits grew 3.86%. On an average basis, these accounts were up from $792,023 in 1998 to $843,747 in 1999 representing a 6.53% growth. During 1999 new products were introduced for the interest-bearing transaction and money market accounts. These accounts were well received and resulted in the majority of the growth experienced during the year. For 1998, interest-bearing deposits grew to $807,799, up 8.30% over 1997. The largest growth came from interest-bearing transaction and money market accounts.

Interest-Bearing Deposits to Total Deposits

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
       85.38%    85.83%    85.42%    85.06%    84.37%


Interest expense for deposits was $35,477, $35,943, and $32,133 for 1999, 1998, and 1997, respectively. The cost of interest-bearing deposits was 4.20%, 4.54%, and 4.50% for the same periods.

Interest expense for borrowed funds increased from $1,491 in 1998 to $1,865 in 1999. These funds were necessary to fund the loan growth for 1999, particularly to fund longer-term loans. In addition the bank borrowed 90-day funds from the Federal Home Loan Bank to meet its Y2K needs. In 1998, the Company used Federal Home Loan Bank money to fund longer-term loans. Interest rates were low and customers were taking advantage of the environment by locking in rates for longer terms. In order to minimize interest rate risk, the Company match-funded these loans with funds from the Federal Home Loan Bank.

The provision for loan losses was $3,192, $2,591, and $2,304 for 1999, 1998, and 1997, respectively. The provision was up primarily due to loan growth, liquidating the credit card portfolio, and to provide for charge-offs in the current period.

Provision for Loan Losses to Average Loans

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        .42%      .38%      .37%      .50%      .52%

Total non-interest income includes service charges on deposit accounts, fees and commissions, trust revenue, security gains, credit card sale, and other non-interest income accounts. Non-interest income was up 34.68% and 18.72% over 1998 and 1997, respectively.

Non-Interest Income (Less Securities Gains/Losses) to Average Assets

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        1.37%*    1.35%     1.26%     1.23%     1.32%

* Ratio does not include the gain on the sale of the credit card portfolio.

Service charges on deposit accounts were $8,309, up 13.62% over 1998. The Company implemented a number of service charge changes that had been recommended during 1998 and 1999 by the Alex Sheshunoff Management Services, Inc. Primarily these changes involved restructuring the charges related to overdrafts and other products. Service charges for 1998 were up 6.08% over 1997. This increase was due to charges related to the growth in transaction accounts.

Fees and commissions were $3,302, up 22.12% over 1998. The increase was due to commissions from the sale of annuities and mutual funds, loan document preparation fees, and other loan fees. The Company experienced a decrease in mortgage and underwriting fees due to a slowdown in the demand for mortgage products. For 1998, fees and commissions were $2,704, up 55.40% over 1997. The growth for 1998 was attributable to commissions on annuity and mutual fund sales and sales of mortgage loans.

Trust revenue was up 11.23% from $846 to $941 due to increased volume. In 1998, trust revenue was up 17.66% over 1997.

During 1999, the Company sold its credit card portfolio. Approximately $18,000 in loans were sold resulting in a gain of $3,717. The Company recorded some additional expenses related to the sale that have been included in other non-interest expense.

Other non-interest income for 1999 was $3,122, down 11.73% from 1998. Despite the loan growth experienced during 1999, credit life income was down 19.81%, an impairment charge related to the mortgage servicing value was recorded for approximately $100, and due to the sale of the credit card portfolio, credit card interchange fees were down 40.49%. For 1998, other non-interest income was up 23.28%. The primary growth came from credit card income and the sale of mortgage loans.

Total non-interest expense includes salaries and employee benefits, net occupancy, equipment, and other non-interest expense. For 1999, non-interest expense was $41,480, up 5.45% over 1998. This expense, totaling $39,338 for 1998, was up over 1997 by 9.12%.

Non-Interest Expense to Average Assets

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        3.62%     3.68%     3.72%     3.76%     3.87%

Salaries and employee benefits were $22,398, up $1,033 or 4.84% over 1998. While regular payroll was down approximately 2% from the prior year, overtime pay jumped $192 or 36.57%. On January 2, 1999, the Company began implementing changes aimed at streamlining it operation. Namely, the support functions for loans as well as other back-office functions were consolidated. Due to the installation of new computer systems, employees spent overtime in getting those systems operational. Health insurance, pension, and ESOP costs were down 6.95%, 4.44%, and 46.67%, respectively. The Company expensed $1,564 in employee incentive pay for 1999 compared to $332 for 1998. In addition, the Company did incur a substantial cost related to employment contracts in the merger with Inter-City Federal Bank for Savings. This resulted in an increase in other benefits of 12.32%. Salaries and employee benefits were up 6.48% over 1997. This increase was the result of increases in regular payroll, overtime and incentives, health insurance, and other employee benefits.

Net occupancy expense was $2,858, up 4.69% over 1998. During 1999, the Company capitalized two new facilities and renovated one other facility. These facilities are located in the growing markets of the Company. They were designed to enhance the Company's service quality by providing more convenient locations. With the opening of these additional facilities, costs increased for janitorial, depreciation, insurance, and property taxes. In addition, a building that had been acquired in a prior acquisition was sold at a loss. For 1998, net occupancy expense was $2,730, up 3.29% over 1997. The increase for 1998 compared to 1997 was also attributable primarily to additional janitorial, utility, and insurance expense.

Equipment expense for 1999 was $2,118, up 7.19% over 1998. During 1999, the Company installed new computer and software systems that increased depreciation charges 11.87%. In addition, the Company purchased other non-capitalized equipment that resulted in a 77.73% increase over the prior year. These expenses were somewhat offset by a gain on the sale of the residual value on leased equipment. For 1998, equipment expense was $1,976, up 7.04% over 1997. Depreciation charges and repairs and maintenance led this increase.

For 1999, other non-interest expenses including data processing, was $14,106, up 6.32% over 1998. With the restructuring of the Company, both work processes and computer systems changed. Incorporated into these changes was a move toward a more sales oriented environment with consolidation of the support areas. This led to additional training and travel costs. Travel expenses were up $70 or 21.04% over 1998. In addition, the Company was a sponsor of the LPGA U.S. Open Golf Tournament that was held at Old Waverly. This cost resulted in an increase in public relations expenses of approximately 58.54%. The Company also incurred expenses related to conversions in outsourcing the servicing of its mortgage loan portfolio and in the merger with Inter-City Federal Bank for Savings. Other costs contributing to the increase were temporary employment expenses, marketing, and data processing. Telephone expense was up 17.00% due to the installation of a new phone system. The Call Center was put in place to handle 24-hour service to customers. This system will substantially reduce the calls being handled by the retail divisions. Other expenses for 1998 were $13,267, up 15.39% over 1997. The increase in 1998 compared to 1997 was due to education, special community functions sponsored by the Company, correspondent bank fees, and fees paid to Alex Sheshunoff Management Services, Inc. (consultant), and data processing.

Efficiency Ratio

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
       63.82%    64.56%    64.04%    64.66%    63.79%

Income tax expense for 1999,  1998,  and 1997 was  $6,182,  $4,697,  and $4,716,
respectively. The effective tax rates for those years were 29.49%, 28.68%, and 30.00%. During 1999 and 1998, the Company increased its holdings in tax exempt securities, tax-free leases and loans. Note H of the Notes to Consolidated Financial Statements provides further details of the income tax expense.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Management believes the most significant impact on financial results stems from the Company's ability to react to changes in interest rates. Therefore, management is constantly monitoring the Company's rate sensitivity.

Risk Management

The management of risk is an on-going process. Risks that are associated with the Company include credit, interest rate, and liquidity risks.

Credit Risk

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

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including losses on loans assessed as impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The balance of these loans determined as impaired and their related allowance is included in management's estimation and analysis of the allowance for loan losses. If the allowance is deemed inadequate, management sets aside additional reserves by increasing the charges against income.

The allowance for loan losses was $10,058 and $9,742 at December 31, 1999 and 1998, respectively. Based on the Company's year-end evaluation of the adequacy of the allowance for loan losses, management deems this allowance adequate for future loan losses.

Allowance for Loan Losses to Loans

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        1.26%     1.34%     1.39%     1.59%     1.61%

The Company's net charge-offs for 1999 and 1998 were $2,876 and $2,070 respectively. Approximately 67% and 25% of the net charge-offs for 1999 were from consumer and commercial loans, respectively. The major losses of consumer loans were used auto loans and credit cards. Management continues to monitor loans and utilize diligent collection efforts.

Net Charge-Offs to Average Loans

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        .38%      .30%      .40%      .41%      .41%

Non-performing loans are those on which the accrual of interest has stopped or the loan is contractually past due 90 days. Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection.

During 1999, the Company centralized the collection process and began credit scoring loans. The credit scoring system is used to assist lenders in evaluating credit risk. This system has proven to be beneficial in identifying potential credit risk before a loan is made. This system is also used to assist the Company in evaluating its adequacy of the allowance for loan losses. Loans are segregated according to a grade. Loan grades range between 1 and 7. Grade 1 loans would require only a small allowance while grade 7 loans would be classified as loss and a complete allowance adequacy would be determined and set aside for the charge-off. The Company calculates the adequacy of the allowance at each calendar quarter.

Non-Accrual, Past Due and Restructured Loans to Loans

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
        1.01%     .53%      .76%      .81%      .75%

Summary of Loan Loss Experience

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

                                            1999            1998           1997            1996            1995
                                       ------------    ------------    ------------   ------------    ------------
Balance at beginning of year .........    $  9,742        $  9,221        $  9,409       $  8,902        $  8,268

Provision for loan losses ............       3,192           2,591           2,304          2,837           2,847

Charge-Offs
     Commercial, financial,
          agricultural ...............         882             433             248            273           1,286
     Real estate-construction ........          41              34             228
     Real estate-mortgage ............         223             267             667            247              96
     Consumer ........................       2,288           1,803           1,909          2,085           1,074
                                       ------------    ------------    ------------   ------------    ------------
Total Charge-Offs ....................       3,434           2,537           3,052          2,605           2,456

Recoveries
     Commercial, financial,
           agricultural ..............         158             142              73             54             101
     Real estate-construction ........           7              11              68
     Real estate-mortgage ............          40              88             197             49               6
     Consumer ........................         353             226             222            172             136
                                       ------------    ------------    ------------   ------------    ------------
Total Recoveries .....................         558             467             560            275             243
                                       ------------    ------------    ------------   ------------    ------------
     Net Charge-offs .................       2,876           2,070           2,492          2,330           2,213
                                       ------------    ------------    ------------   ------------    ------------
Balance at end of year ...............    $ 10,058        $  9,742        $  9,221       $  9,409        $  8,902
                                       ============    ============    ============   ============    ============

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented:

                                            1999        1998         1997         1996         1995
                                         ---------   ----------   ----------   ----------   ----------
Commercial, financial, agricultural ...   $ 7,519     $  7,099     $  6,570     $  6,479     $  5,249
Real estate - construction ............
Real estate - mortgage ................       195          283          305          202          157
Consumer ..............................     1,982        1,933        1,892        1,813        1,577
Unallocated ...........................       362          427          454          915        1,919
                                         ---------   ----------   ----------   ----------   ----------
Total .................................   $10,058     $  9,742     $  9,221     $  9,409     $  8,902
                                         =========   ==========   ==========   ==========   ==========

Loans by Category to Total Loans

The following table presents the percentage of loans by category to total loans at December 31 for each of the years presented:

                                             1999          1998           1997          1996           1995
                                         -----------   -----------    -----------   -----------    -----------
Commercial, financial, agricultural ...      19.50%        18.69%         18.06%        18.89%         19.49%
Real estate - construction ............       4.68          3.62           3.77          3.54           3.10
Real estate - mortgage ................      57.61         55.59          55.73         54.48          51.26
Consumer ..............................      18.21         22.10          22.44         23.09          26.15
                                         -----------   -----------    -----------   -----------    -----------
Total .................................     100.00%       100.00%        100.00%       100.00%        100.00%
                                         ===========   ===========    ===========   ===========    ===========

Loan Loss Analysis
                                             1999          1998           1997          1996           1995
                                         -----------   -----------    -----------   -----------    -----------
Loans-average .........................  $  765,199    $  681,563     $  621,716    $  563,155     $  545,037
Loans-year end ........................     799,085       729,156        661,572       593,381        551,385
Net charge-offs .......................       2,876         2,070          2,492         2,330          2,213
Allowance for loan losses .............      10,058         9,742          9,221         9,409          8,902


Loan Ratios
                                             1999          1998           1997          1996           1995
                                         -----------   -----------    -----------   -----------    -----------
Net Charge-offs to:
  Loans-average .......................        .38%          .30%           .40%          .41%           .41%
  Allowance for loan losses ...........      28.59%        21.25%         27.03%        24.76%         24.86%

Allowance for loan losses to:
  Loans-year end ......................       1.26%         1.34%          1.39%         1.59%          1.61%
  Non-performing loans ................     126.47%       261.95%        191.39%       206.29%        227.61%

Non-performing loans to:
  Loans-year end ......................       1.00%          .51%           .73%          .77%           .71%
  Loans-average .......................       1.04%          .55%           .77%          .81%           .72%

The following table shows the principal amounts of non-accrual and restructured loans at December 31:

                                             1999          1998           1997          1996           1995
                                         -----------   -----------    -----------   -----------    -----------
Non-performing loans
  Non-accruing .......................    $     136     $     204      $   1,070     $   1,655      $     803
  Accruing loans past due 90 days or
    more .............................        7,817         3,515          3,748         2,906          3,108
                                         -----------   -----------    -----------   -----------    -----------
Total non-performing loans ...........        7,953         3,719          4,818         4,561          3,911

Restructured loans ...................          146           178            203           224            243
                                         -----------   -----------    -----------   -----------    -----------

Total ................................    $   8,099     $   3,897      $   5,021     $   4,785      $   4,154
                                         ===========   ===========    ===========   ===========    ===========

Management and the Loss Management Committee closely monitor loans that are considered to be non-performing. The Company's loan review staff also monitors the performance of these loans. The interest income forgone and recognized on restructured and non-accruing loans during 1999 was not significant.

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower's financial condition. Such concessions may include a reduction in interest rates, or a deferral of interest or principal payments.

Real estate acquired through the satisfaction of loan indebtedness is recorded at the lower of cost or fair market value based on appraised value, less estimated selling costs. Any deficiency between the loan balance and the purchase price of the property is charged to the allowance for loan losses. Subsequent sales of the property may result in gains or losses to the Company.

Interest Rate Risk

The Company has an Asset/Liability Committee (ALCO) which is duly authorized by the Board of Directors to monitor the position of the Company and to make decisions relating to that process. The ALCO's goal is to maximize net interest income while providing the Company with an acceptable level of market risk due to changes in interest rates.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis (GAP Analysis). Another test measures the impact on net interest income and on net portfolio value (NPV) of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following is the estimated impact of immediate changes in interest rates at the specified levels at December 31:

                                            Percentage Change In:
                              -------------------------------------------------
Change in Interest Rates      Net Interest Income (1)    Net Portfolio Value(2)
   (In Basis Points)             1999         1998         1999         1998
------------------------       --------     --------     --------     --------
          +400 ...............    18.7%      (15.5%)      (14.1%)       (8.5%)
          +300 ...............    14.2%      (11.6%)      (10.2%)       (5.8%)
          +200 ...............     9.8%       (7.7%)       (6.5%)       (3.5%)
          +100 ...............     6.2%       (3.7%)       (3.1%)       (1.5%)
          -100 ...............    (2.6%)       6.5%         2.6%         0.7%
          -200 ...............    (7.7%)       1.3%         2.3%        (3.1%)
          -300 ...............   (11.1%)      (0.7%)        5.9%        (5.6%)
          -400 ...............   (15.4%)      (4.0%)        6.1%       (10.1%)


(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios. (2) The percentage change in this column represents net portfolio value of the Company in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. The results of the interest rate shock are within the limits set by the Board of Directors.

The Company continually evaluates interest rate risk management opportunities, including the possible use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company's yield-cost spread through retail growth opportunities.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the computation of net interest income and NPV. Actual values may differ from those projections presented in cases where market conditions vary from assumptions used in the calculation of net interest income and the net portfolio value.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is the key to assuring liquidity. Approximately 72% of the Company's time deposits is composed of accounts with balances less than $100. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs. Other sources available for meeting the Company's liquidity needs include available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank or the treasury tax and loan note account in order to meet liquidity needs.

Repayments and maturities of loans provide substantial sources of liquidity. The Company has approximately 27.40% of loans maturing within the next twelve months.


Average Loan to Deposit Ratio

        1999      1998      1997      1996      1995
       ------    ------    ------    ------    ------
       77.43%    73.86%    74.33%    71.36%    72.92%

Capital Resources

Total shareholders' equity of the Company was $116,089 and $110,209 at December 31, 1999 and 1998, respectively. Shareholders' equity grew 5.34% during 1999, and 6.88% during 1998. The growth in capital for both years was attributable to earnings less dividends declared. During 1999, the Company purchased 27,600 shares of stock, retiring 20,100. In addition, the change in the net unrealized gain (loss) on securities available for sale decreased capital in 1999 by $4,111 and increased capital by $264 in 1998. Shareholders' equity as a percentage of assets was 9.98% and 9.95% at December 31, 1999 and 1998, respectively.

The Federal Reserve Board, the FDIC, and the OCC have issued guidelines for governing the levels of capital that banks are to maintain. Those guidelines specify capital tiers, which include the following classifications:

                                       Tier 1 Risk -           Total Risk -          Leverage
Capital Tiers                          Based Capital          Based Capital            Ratio
-------------                          -------------          -------------          --------
Well capitalized  ...................   6% or above            10% or above        5% or above
Adequately capitalized ..............   4% or above             8% or above        4% or above
Undercapitalized ....................   Less than 4%           Less than 8%        Less than 4%
Significantly undercapitalized ......   Less than 3%           Less than 6%        Less than 3%
Critically undercapitalized .........    2% or less

The Company met the guidelines for a well capitalized bank for both 1999 and 1998. At December 31, 1999, the total Tier 1 and total risk-based capital were $113,423 and $123,339, respectively. Risk-weighted assets, less excess allowance for loan losses, were $793,064 at December 31, 1999. Tier 1 and total risk-based capital at December 31, 1998, were $103,576 and $112,844, respectively. See Note K of the Consolidated Financial Statements for capital ratios.

Cash dividends have increased each consecutive year since 1987 (see selected financial information for the previous five years). Cash dividends were raised both in 1999 and 1998. Book value per share was $18.71 and $17.80 at December 31, 1999 and 1998, respectively. The increase in capital for both years, excluding the effect of the net unrealized gain on securities available for sale, was internally generated due to a retention of earnings of 64.76% and 63.11% during 1999 and 1998, respectively.

SEC Form 10-K

A copy of the annual report on Form 10-K, as filed with the Securities and Exchange Commission, may be obtained without charge by directing a written request to: Stuart Johnson, Executive Vice President, The Peoples Bank & Trust Company, P. O. Box 709, Tupelo, MS 38802-0709.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Risk Management" on pages 22 through 28 of the Registrant's 1999 Form 10-K is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         Report of Independent Auditors




Board of Directors and Shareholders
The Peoples Holding Company
Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of The Peoples Holding Company and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peoples Holding Company and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP


Memphis, Tennessee
January 24, 2000


                                                  The Peoples Holding Company
                                                  Consolidated Balance Sheets

                                               (In Thousands, Except Share Data)

                                                                         December 31
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
Assets
    Cash and due from banks .................................... $    42,956    $    32,453
    Interest-bearing balances with banks .......................         915          6,105
                                                                 ------------   ------------
                                       Cash and Cash Equivalents      43,871         38,558
    Time deposits with banks ...................................         152
    Securities available for sale ..............................     181,133        214,463
    Securities held to maturity (fair value - $83,373  and
        $80,779 at December 31, 1999, and 1998, respectively) ..      85,611         79,176

    Loans ......................................................     799,085        729,156
        Allowance for loan losses ..............................     (10,058)        (9,742)
                                                                 ------------   ------------
                                                       Net Loans     789,027        719,414

    Premises and equipment, net ................................      27,730         26,634
    Other assets ...............................................      35,435         29,550
                                                                 ------------   ------------
                                                    Total Assets $ 1,162,959    $ 1,107,795
                                                                 ============   ============
Liabilities and Shareholders' Equity

Liabilities
    Deposits
        Noninterest-bearing .................................... $   140,015    $   152,496
        Interest-bearing .......................................     838,943        807,799
                                                                 ------------   ------------
                                                  Total Deposits     978,958        960,295
   Treasury tax and loan note account ..........................      12,000          2,455
   Advances from the Federal Home Loan Bank ....................      39,269         17,521
   Federal funds purchased .....................................                      2,500
   Other liabilities ...........................................      16,643         14,815
                                                                 ------------   ------------
                                               Total Liabilities   1,046,870        997,586

Shareholders' Equity
   Common stock, $5 par value -15,000,000 shares authorized,
        6,212,284 and 6,191,854 issued and  6,204,784 and
        6,191,854 outstanding at December 31, 1999 and
        1998, respectively .....................................      31,061         30,959
   Treasury stock, at cost .....................................        (230)
   Additional paid-in capital ..................................      40,424         39,876
   Retained earnings ...........................................      48,115         38,544
   Accumulated other comprehensive income (loss) ...............      (3,281)           830
                                                                 ------------   ------------
                                      Total Shareholders' Equity     116,089        110,209
                                                                 ------------   ------------
                      Total Liabilities and Shareholders' Equity $ 1,162,959    $ 1,107,795
                                                                 ============   ============

See notes to consolidated financial statements.

                               The Peoples Holding Company
                            Consolidated Statements of Income

                            (In Thousands, Except Share Data)

                                                      Year ended December 31
                                               ------------------------------------
                                                  1999         1998         1997
                                               ----------   ----------   ----------
Interest Income
   Loans ..................................... $  66,730    $  63,140    $  58,523
   Securities
      Taxable ................................    12,222       13,506       13,152
      Tax-exempt .............................     4,142        3,650        2,951
   Other  ....................................       406          984          695
                                               ----------   ----------   ----------
                        Total Interest Income     83,500       81,280       75,321

Interest Expense
   Deposits ..................................    35,477       35,943       32,133
   Borrowings ................................     1,865        1,491        1,295
                                               ----------   ----------   ----------
                       Total Interest Expense     37,342       37,434       33,428
                                               ----------   ----------   ----------

Net Interest Income ..........................    46,158       43,846       41,893
Provision for loan losses ....................     3,192        2,591        2,304
                                               ----------   ----------   ----------
                 Net Interest Income After
                    Provision for Loan Losses     42,966       41,255       39,589

Noninterest Income
   Service charges on deposit accounts .......     8,309        7,313        6,894
   Fees and commissions ......................     3,302        2,704        1,740
   Trust revenue .............................       941          846          719
   Securities gains (losses) .................        85           61          (41)
   Gain on sale of credit card portfolio .....     3,717
   Other .....................................     3,122        3,537        2,869
                                               ----------   ----------   ----------
                     Total Noninterest Income     19,476       14,461       12,181
                                               ----------   ----------   ----------

Noninterest Expense
   Salaries and employee benefits ............    22,398       21,365       20,064
   Data processing ...........................     4,007        3,401        2,830
   Net occupancy .............................     2,858        2,730        2,643
   Equipment .................................     2,118        1,976        1,846
   Other .....................................    10,099        9,866        8,668
                                               ----------   ----------   ----------
                    Total Noninterest Expense     41,480       39,338       36,051

Income before income taxes ...................    20,962       16,378       15,719
Income taxes .................................     6,182        4,697        4,716
                                               ----------   ----------   ----------
Net Income ................................... $  14,780    $  11,681    $  11,003
                                               ==========   ==========   ==========

Basic and diluted earnings per share ......... $    2.38    $    1.88    $    1.77
                                               ==========   ==========   ==========

Weighted average shares outstanding .......... 6,205,752    6,201,061    6,206,854
                                               ==========   ==========   ==========

See notes to consolidated financial statements.


                                           The Peoples Holding Company
                                 Consolidated Statements of Shareholders' Equity

                                        (In Thousands, Except Share Data)

                                                                                                          Accumulated
                                                     Common Stock                Additional                  Other
                                                ----------------------  Treasury   Paid-in    Retained   Comprehensive
                                                   Shares     Amount      Stock    Capital    Earnings   Income (Loss)     Total
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------
Balance at December 31, 1996 ................... 4,138,263  $   20,691           $   39,876  $  34,459     $     227    $   95,253
Comprehensive income:
Net income .....................................                                                11,003                      11,003
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $201) ....                                                                 312           312
  Less reclassification adjustment for losses
   realized in net income (net of tax of $14) ..                                                                  27            27
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                11,003           339        11,342
Cash dividends - PHC ($.57 per share) ..........                                                (3,360)                     (3,360)
Cash dividends - Inter-City ($.27 per share) ...                                                   (93)                        (93)
Stock split effected in the form of a stock
   dividend .................................... 2,068,591      10,343                         (10,343)
Payment of fractional shares for stock
   dividend ....................................                                                   (29)                        (29)
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------

Balance at December 31, 1997 ................... 6,206,854  $   31,034           $   39,876  $  31,637     $     566    $  103,113
Comprehensive income:
Net income .....................................                                                11,681                      11,681
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $159) ....                                                                 302           302
  Less reclassification adjustment for gains
   realized in net income (net of tax of $23) ..                                                                 (38)          (38)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                11,681           264        11,945
Cash dividends - PHC ($.72 per share) ..........                                                (4,184)                     (4,184)
Cash dividends - Inter-City ($.36 per share) ...                                                  (125)                       (125)
Treasury stock purchased and retired ...........   (15,000)        (75)                           (465)                       (540)
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------

Balance at December 31, 1998 ................... 6,191,854  $   30,959  $        $   39,876  $  38,544     $     830    $  110,209
Comprehensive income:
Net income .....................................                                                14,780                      14,780
 Other comprehensive income:
  Unrealized holding losses on securities
   available for sale (net of tax of ($2,447))..                                                              (4,058)       (4,058)
  Less reclassification adjustment for gains
   realized in net income (net of tax of ($32)).                                                                 (53)          (53)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                14,780        (4,111)       10,669
Cash dividends ($.82 per share) ................                                                (5,209)                     (5,209)
Common stock issued for acquisition ............    40,530         203                1,078                                  1,281
Treasury stock purchased .......................    (7,500)                (230)                                              (230)
Treasury stock purchased and retired ...........   (20,100)       (101)                (530)                                  (631)
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------

Balance at December 31, 1999 ................... 6,204,784  $   31,061  $  (230) $   40,424  $  48,115     $  (3,281)   $  116,089
                                                =========== ==========  ======== ==========  ==========  =============  ==========

See notes to consolidated financial statements.

                                               The Peoples Holding Company
                                          Consolidated Statements of Cash Flows

                                                     (In Thousands)

                                                                         Year ended December 31
                                                                 -------------------------------------
                                                                    1999          1998         1997
                                                                 ----------    ----------   ----------
Operating Activities
 Net income ..................................................... $ 14,780      $ 11,681     $ 11,003
 Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses .................................    3,192         2,591        2,304
      Net amortization of securities ............................      386           765          336
      Depreciation and amortization .............................    3,067         2,656        2,389
      Deferred income taxes .....................................     (862)         (429)        (241)
      Gain on sales of interest-bearing assets ..................   (4,253)         (736)        (282)
      (Gain) loss on sales of premises and equipment ............      (53)          157          233
      Increase in other assets ..................................   (2,137)       (2,598)      (2,329)
      Increase in other liabilities .............................    1,881         1,405        1,116
                                                                 ----------    ----------   ----------
                        Net Cash Provided by Operating Activities   16,001        15,492       14,529
                                                                 ----------    ----------   ----------
Investing Activities
 Purchases of securities available for sale .....................  (95,808)     (105,184)    (114,367)
 Proceeds from sales of securities available for sale ...........   12,410        16,242       48,988
 Proceeds from call/maturities of securities available for sale .  110,074        63,692       71,322
 Purchases of securities held to maturity .......................  (11,899)      (23,928)     (16,009)
 Proceeds from calls/maturities of securities held to maturity ..    5,483         6,735        6,230
 Net increase in loans .......................................... (131,594)     (151,720)    (104,778)
 Proceeds from sales of loans ...................................   62,397        81,333       33,290
 Proceeds from sales of premises and equipment ..................      369           272           62
 Purchases of premises and equipment ............................   (3,506)       (5,362)      (4,032)
                                                                 ----------    ----------   ----------
                            Net Cash Used in Investing Activities  (52,074)     (117,920)     (79,294)
                                                                 ----------    ----------   ----------
Financing Activities
 Net increase (decrease) in non-interest bearing deposits .......  (12,481)       28,293        4,650
 Net increase in interest-bearing deposits ......................   31,144        61,920       63,888
 Net increase (decrease) in short-term borrowings ...............    7,045        (1,146)        (253)
 Proceeds from other borrowings .................................   24,250         1,000        9,400
 Repayment of other borrowings ..................................   (2,502)       (2,439)      (2,169)
 Cash paid on fractional shares for stock dividend ..............                                 (29)
 Acquisition of treasury stock ..................................     (861)         (540)
 Cash dividends paid ............................................   (5,209)       (4,309)      (3,453)
                                                                 ----------    ----------   ----------
                        Net Cash Provided by Financing Activities   41,386        82,779       72,034
                                                                 ----------    ----------   ----------

             Net Increase (Decrease) in Cash and Cash Equivalents    5,313       (19,649)       7,269
Cash and Cash Equivalents at Beginning of Year ..................   38,558        58,207       50,938
                                                                 ----------    ----------   ----------
                         Cash and Cash Equivalents at End of Year $ 43,871      $ 38,558     $ 58,207
                                                                 ==========    ==========   ==========

Supplemental Disclosures:
   Cash paid for:
      Interest .................................................. $ 36,823      $ 37,528     $ 32,980
      Income taxes ..............................................    7,209         5,404        5,207
   Transfers of loans to other real estate ...................... $    560      $  1,531     $  1,128

See notes to consolidated financial statements.

                           The Peoples Holding Company
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                        (In Thousands, Except Share Data)

Note A - Significant Accounting Policies

Nature of Operations: The Peoples Holding Company (the Company) is a one-bank holding company, offering a diversified range of banking services to retail and commercial customers, primarily in North Mississippi, through The Peoples Bank & Trust Company (the Bank).

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated. The Company carries its investment in subsidiary at its equity in the underlying net assets.

Business Combinations: All prior period amounts have been restated to reflect business combinations accounted for as poolings-of-interests and, accordingly, the financial position, results of operations and cash flows are presented as though the companies were combined for all historical periods. Business combinations accounted for using the purchase method of accounting reflect the net assets of the companies recorded at their fair value at the date of acquisition. Goodwill is amortized on a straight-line basis over 15-25 years, the estimated periods benefited. The results of operations of the purchased companies are included since the date of acquisition.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Securities: Securities are classified as held to maturity when purchased if management has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

The amortized cost of securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Interest, stock, and dividends are included in interest income from securities. Realized gains and losses, as well as declines in value judged to be other than temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees are recognized in the period the loan or commitments are granted to reflect reimbursement of the related costs associated with originating those loans and commitments.

Generally, the accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of the collection. Consumer and other retail loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued for the current year, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged off. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, and premises. Leasehold improvements are amortized over the period of the leases or the estimated useful lives of the improvements, whichever is shorter.

Other Real Estate: Other real estate of $606 and $907 at December 31, 1999 and 1998, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

Mortgage   Servicing   Rights:   The   Company    capitalizes    purchased   and
internally-originated mortgage servicing rights based on the fair value of the mortgage servicing rights relative to the loan as a whole. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The fair value of mortgage servicing rights is determined using assumptions that market participants would use in estimating future net servicing income. Mortgage servicing rights are stratified by loan type (government or conventional) and interest rate for purposes of measuring impairment on a quarterly basis. An impairment loss is recognized to the extent by which the unamortized capitalized mortgage servicing rights for each stratum exceeds the current fair value.

Income Taxes: Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary file a consolidated federal income tax return. The Bank provides for income taxes on a separate-return basis and remits to the Company amounts determined to be currently payable.

Impact of Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because the Company does not currently use derivatives or intend to use derivatives, the adoption of this Statement will not have an impact on earnings or the financial position of the Company.

Reclassification: Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

Note B - Business Combinations

On June 24, 1999, the Company purchased Reed-Johnson Insurance Agency, Inc. with the issuance of 40,530 shares of the Company's common stock. Located in Tupelo, Mississippi, Reed-Johnson is an independent insurance agency representing property and casualty companies and providing personal and business coverage. Reed-Johnson has retained its name and staff and operates as a wholly-owned subsidiary of The Peoples Bank and Trust Company. The transaction was accounted for under the purchase method of accounting. The proforma results, giving effect to this transaction as though it occurred as of the beginning of the reporting period, do not vary significantly from actual results.

On March 26, 1999, the Company merged with Inter-City Federal Bank for Savings (Inter-City). At the merger date, total assets, loans, and deposits for Inter-City totaled $43,482, $33,812, and $37,751, respectively. The merger was accounted for using the pooling of interests method of accounting. The Company exchanged 347,382 shares of its common stock for all the outstanding common stock of Inter-City.

The following table presents selected financial information, split between the Company and Inter-City.
                                                     Year ended December 31
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
Interest Income
   The Peoples Holding Company ...................   $82,720       $77,913
   Inter-City Federal Bank for Savings (1) .......       780         3,367
                                                   ------------  ------------
      Total ......................................   $83,500       $81,280
                                                   ============  ============
Interest Expense
   The Peoples Holding Company ...................   $36,916       $35,643
   Inter-City Federal Bank for Savings (1) .......       426         1,791
                                                   ------------  ------------
      Total ......................................   $37,342       $37,434
                                                   ============  ============
Net Income
   The Peoples Holding Company ...................   $14,910       $11,368
   Inter-City Federal Bank for Savings (1) .......      (130)          313
                                                   ------------  ------------
      Total ......................................   $14,780       $11,681
                                                   ============  ============

(1) The results of operations from March 27, 1999, through December 31, 1999, are included in The Peoples Holding Company amounts.

Note C - Securities

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 1999, are as follows:

                                                             Securities Available For Sale
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
U. S. Treasury securities ................. $  45,564         $                 $    (494)        $   45,070
Obligations of other U. S.
   Government agencies and corporations ...    47,294                              (1,885)            45,409
Mortgage-backed securities ................    89,828              13              (2,867)            86,974
FHLB stock ................................     3,680                                                  3,680
                                            ---------     ----------------    ----------------    ----------
                                            $ 186,366         $    13           $  (5,246)        $  181,133
                                            =========     ================    ================    ==========

                                                                 Securities Held to Maturity
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
Obligations of states and
   political subdivisions ................. $  85,611         $   357           $  (2,595)        $   83,373
                                            =========     ================    ================    ==========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 1998, are as follows:

                                                             Securities Available For Sale
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
U.S. Treasury securities .................. $  54,397         $   432           $                 $   54,829
Obligations of other U.S.
   Government agencies and corporations ...    50,600             378                 (10)            50,968
Mortgage-backed securities ................   104,788             675                (150)           105,313
FHLB stock ................................     3,353                                                  3,353
                                            ---------     ----------------    ----------------    ----------
                                            $ 213,138         $ 1,485           $    (160)        $  214,463
                                            =========     ================    ================    ==========

                                                                 Securities Held to Maturity
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
Obligations of other U.S.
   Government agencies and corporations ... $   2,234         $                 $     (96)        $    2,138
Mortgage-backed securities ................        49               7                                     56
Obligations of states and
   political subdivisions .................    76,893           1,855                (163)            78,585
                                            ---------     ----------------    ----------------    ----------
                                            $  79,176         $ 1,862           $     259)        $   80,779
                                            =========     ================    ================    ==========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 1999, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                          Amortized          Fair
Securities Available for Sale                Cost            Value
                                         -----------      -----------
Due in one year or less ................. $   9,079        $   9,039
Due after one year through five years ...    61,785           60,388
Due after five years through ten years ..    21,994           21,052
                                         -----------      -----------
                                             92,858           90,479

Mortgage-backed securities ..............    89,828           86,974
FHLB stock ..............................     3,680            3,680
                                         -----------      -----------
                                          $ 186,366        $ 181,133
                                         ===========      ===========

                                          Amortized          Fair
Securities Held to Maturity                  Cost            Value
                                         -----------      -----------
Due in one year or less ................. $   2,423        $   2,438
Due after one year through five years ...    17,807           17,969
Due after five years through ten years ..    46,834           45,833
Due after ten years .....................    18,547           17,133
                                         -----------      -----------
                                          $  85,611        $  83,373
                                         ===========      ===========

At  December  31,  1999  and  1998,   securities   with  an  amortized  cost  of
approximately $196,349 and $167,208, respectively, were pledged to secure government, public, and trust deposits.

Note D - Loans and Allowance for Loan Losses

Loans are summarized as follows:                        December 31
                                               -----------------------------
                                                  1999               1998
                                               ----------         ----------
Commercial, financial, and agricultural ...... $ 158,107          $ 138,374
Real estate - construction ...................    37,437             26,410
Real estate - mortgage .......................   460,349            405,356
Consumer .....................................   150,831            167,843
                                               ----------         ----------
                                                 806,724            737,983
Unearned income ..............................    (7,639)            (8,827)
Allowance for loan losses ....................   (10,058)            (9,742)
                                               ----------         ----------
                                               $ 789,027          $ 719,414
                                               ==========         ==========

Changes in the allowance for loan losses were as follows:
                                                    Year ended December 31
                                             ---------------------------------
                                               1999        1998         1997
                                             --------    --------     --------
Balance at beginning of year ............... $  9,742    $  9,221     $  9,409
  Provision for loan losses ................    3,192       2,591        2,304
  Loans charged-off ........................   (3,434)     (2,537)      (3,052)
  Recoveries of loans
     previously charged-off.................      558         467          560
                                             --------    --------     --------
Balance at end of year ..................... $ 10,058    $  9,742     $  9,221
                                             ========    ========     ========

Impaired loans recognized in conformity with SFAS No. 114, as amended by SFAS No. 118, were as follows:

                                                        December 31
                                               -----------------------------
                                                  1999               1998
                                               ----------         ----------
Impaired loans with a related allowance for
   loan losses ...............................  $ 1,741            $ 3,212
Impaired loans without a specific allowance
   for loan losses ...........................    2,370              1,065
                                               ----------         ----------
Total impaired loans .........................  $ 4,111            $ 4,277
                                               ==========         ==========

                                                      Year ended December 31
                                               ---------------------------------
                                                 1999        1998         1997
                                               --------    --------     --------
Average recorded investment in impaired loans. $ 4,192     $ 3,841      $ 3,704

Interest income recognized using the accrual
    basis of income recognition .............. $   436     $   340      $   237

Interest income recognized using the
   cash-basis of income recognition .......... $     4     $    13      $    18

Certain Bank executive officers and directors and their associates are customers of and have other transactions with the Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $11,341 and $10,667 at December 31, 1999 and 1998, respectively. During 1999, $6,667 of new loans were made and payments received totaled $5,993.

Note E - Deposits

At December 31, 1999, the approximate scheduled maturities of time deposits are as follows:

                  2000 ................ $ 370,118
                  2001 ................    99,389
                  2002 ................    23,040
                  2003 ................     8,727
                  2004 ................     2,459
                  Thereafter ..........     1,140
                                        ---------
                  Total ............... $ 504,873
                                        =========

The aggregate amount of time deposits in denominations of $100 or more at December 31, 1999 and 1998 was $141,778 and $131,248, respectively.

Certain executive officers and directors had amounts on deposit with the Bank of approximately $3,180 at December 31, 1999.

Note F - Advances from the Federal Home Loan Bank

The Company had outstanding advances from the FHLB of $39,269 and $17,521 at December 31, 1999 and 1998, respectively. The interest rates on these advances are all at fixed rates which range from 5.29% to 6.99% at December 31, 1999. The Company had availability on unused lines of credit with the FHLB of $144,863 at December 31, 1999.

During 1998, the Company obtained from the Federal Home Loan Bank an advance totaling $1,000, with an interest rate of 6.03% and a maturity date of June 2, 2008. All advances are secured by one-to-four family first mortgages.

Future minimum payments, by year and in the aggregate, related to the Federal Home Loan Bank advances with initial or remaining terms of one year or more, consisted of the following at December 31, 1999:

                  2000 ................ $  21,845
                  2001 ................     4,784
                  2002 ................     3,936
                  2003 ................       968
                  2004 ................       985
                  Thereafter ..........     6,751
                                        ---------
                  Total ............... $  39,269
                                        =========

Note G - Commitments,  Contingent  Liabilities  and Financial  Instruments  with
         Off-Balance Sheet Risk

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment) is obtained based on management's credit assessment of the customer.

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1999, were approximately $145,758 and $6,598, respectively, compared to December 31, 1998, which were approximately $198,449 and $13,207, respectively.

Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company and the Bank. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- or off-balance sheet financial instruments.

Note H - Income Taxes

Deferred income taxes, included in other assets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No valuation allowance was recognized as the deferred tax assets were determined to be realizable in future years. This determination was based on the Company's earnings history with no basis for believing future performance will not continue to follow the same pattern. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows:

                                                        December 31
                                               -----------------------------
                                                  1999               1998
                                               ----------         ----------
Deferred tax assets
   Allowance for loan losses ................. $  3,745           $  3,548
   Net unrealized losses on securities
       available for sale ....................    1,952
   Deferred compensation  ....................    1,572              1,415
   Other .....................................    1,016                449
                                               ----------         ----------
      Total deferred tax assets ..............    8,285              5,412

Deferred tax liabilities
   Depreciation ..............................    1,425              1,248
   Net unrealized gains on securities
       available for sale ....................                         495
   Other .....................................      734                852
                                               ----------         ----------
      Total deferred tax liabilities .........    2,159              2,595
                                               ----------         ----------
       Net deferred tax assets ............... $  6,126           $  2,817
                                               ==========         ==========

Significant components of the provision for income taxes (credits) are as follows:

                                                      Year ended December 31
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
     Current
          Federal ............................ $  6,307    $  4,654    $  4,510
          State ..............................      737         472         447
                                               --------    --------    --------
                                                  7,044       5,126       4,957
     Deferred
          Federal ............................     (735)       (373)       (208)
          State ..............................     (127)        (56)        (33)
                                               --------    --------    --------
                                                   (862)       (429)       (241)
                                               --------    --------    --------
                                               $  6,182    $  4,697    $  4,716
                                               ========    ========    ========

The reconciliation of income taxes (credits) computed at the United States federal statutory tax rates to the provision for income taxes is:

                                                      Year ended December 31
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
    Tax at U.S. statutory rate ............... $ 7,337     $ 5,732     $ 5,502
    Tax-exempt interest income ...............  (1,709)     (1,498)     (1,201)
    State income tax, net of federal benefit .     401         271         272
    Amortization of intangible assets ........      27          27          58
    Dividends received deduction .............      (9)        (12)        (11)
    Other items-net ..........................     135         177          96
                                               --------    --------    --------
                                               $ 6,182     $ 4,697     $ 4,716
                                               ========    ========    ========

Note I - Restrictions on Cash, Bank Dividends, Loans, or Advances

The Bank is required to maintain average balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 1999, was approximately $15,174.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends, which are limited to earned surplus in excess of three times the Bank's capital stock. At December 31, 1999, the unrestricted surplus was approximately $103,783.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 1999, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 20.27% of the Bank's consolidated net assets. There were no loans outstanding from the Bank to the Company at December 31, 1999.

Note J - Employee Benefit and Deferred Compensation Plans

The Company sponsored a defined benefit noncontributory pension plan which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company's funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974. The Company did not make a contribution to the Plan for the years 1999, 1998, or 1997.

The Company also provides certain health care and/or life insurance to retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach normal of early retirement while working for the Company. The Company pays one-half of the health insurance premium. Up to age 70, each retired employee receives life insurance coverage paid entirely by the Company. The Company has accounted for its obligation related to these plans in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. The health care cost trend rate assumption has little effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not increase or decrease the accumulated postretirement benefit obligation nor the service and interest cost components of net periodic postretirement benefit costs as of December 31, 1999, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the postretirement health and life plans. There is no additional minimum pension liability required to be recognized. The following table sets forth the required disclosures as of December 31:

                                                      Pension Benefits              Other Benefits
                                                 --------------------------     ------------------------
                                                    1999            1998           1999          1998
                                                 ----------      ----------     ----------    ----------
Change in benefit obligation
  Benefit obligation at beginning of year .......$  12,417       $  11,237      $     455     $     442
  Service cost ..................................                                      33            27
  Interest cost .................................      867             820             38            31
  Plan participants' contributions ..............                                      44            29
  Actuarial gain (loss)..........................   (1,336)            914             56            65
  Benefits paid .................................     (539)           (554)          (185)         (139)
  Plan amendment ................................                                      39
                                                 ----------     -----------     ----------    ----------
Benefit obligation at end of year ...............$  11,409      $   12,417      $     480     $     455
                                                 ==========     ===========     ==========    ==========


Change in plan assets
  Fair value of plan assets at beginning of year.$  13,015      $   12,096
  Actual return on plan assets ..................      854           1,473
  Benefits paid .................................     (539)           (554)
                                                 ----------     -----------
Fair value of plan assets at end of year ........$  13,330      $   13,015
                                                 ==========     ===========

Prepaid (accrued) benefits cost
  Funded status .................................$   1,921      $      598      $    (480)    $    (455)
  Unrecognized net actuarial (gain) loss ........     (600)            568             90            34
  Unamortized prior service cost ................      290             320             34
                                                 ----------     -----------     ----------    ----------
Prepaid (accrued) benefit cost ..................$   1,611      $    1,486      $    (356)    $    (421)
                                                 ==========     ===========     ==========    ==========

Weighted-average assumptions as of December 31
  Discount rate .................................      8.0%            7.0%           8.0%          7.0%
  Expected return on plan assets ................      8.0%            8.0%           N/A           N/A



                                          Year ended December 31                       Year ended December 31
                                   -------------------------------------        ------------------------------------
                                             Pension Benefits                              Other Benefits
                                   -------------------------------------        ------------------------------------
                                      1999          1998         1997              1999         1998         1997
                                   ----------    ----------   ----------        ----------   ----------   ----------
Components of net periodic
    benefit cost(income)
  Service cost ................... $             $            $                 $      33    $      27    $      25
  Interest cost ..................       867           820          789                38           31           32
  Expected return on plan assets .    (1,022)         (950)        (859)
  Prior service cost recognized ..        30            30           30                 5
                                   ----------    ----------   ----------        ----------   ----------   ----------
Net periodic benefit cost(income). $     125)    $    (100)   $     (40)        $      76    $      58    $      57
                                   ==========    ==========   ==========        ==========   ==========   ==========


Effective January 1, 1997, the Company adopted two defined contribution plans: a money purchase pension plan and a 401(k) plan. The money purchase pension plan is a noncontributory pension plan. The Company contributes 5% of compensation for each participant annually into this plan. The Company accrued $674 and $738 to the money purchase pension plan in 1999 and 1998, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to 10% of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 3% of compensation for each employee who has attained age 21, completed a year of service and is employed on the last day of the plan year. The Company's costs related to the 401(k) plan in 1999 and 1998 were $371 and $381, respectively.

The Company and its subsidiary also sponsor an employee stock ownership plan covering substantially all full-time employees who are 21 years of age and have completed one year of employment. Contributions are determined by the Board of Directors and may be paid in either cash or the Company's common stock. Total contributions to the Plan charged to operating expenses were $160, $300, and $100 in 1999, 1998, and 1997, respectively.

The Company adopted the existing Incentive Compensation Plan effective January 1, 1997. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to growth, profitability, asset quality and productivity. Management sets key performance indicators for all applicable profit centers to reward employees on improved economic benefit derived from the profit center. The expense associated with the Plan for 1999, 1998 and 1997 was $1,564, $332 and $775, respectively.

The Company's Deferred Compensation Plan is available to eligible directors and officers. Directors may defer up to 100% of their fees and retainers. Employees may defer up to 10% of their salaries. Opportunities to increase deferrals, or for new participants to enter the Plan, are offered periodically. The interest amount accrued on deferrals is tied to Moody's Average Corporate Bond Rate for the previous year. The Plans are unfunded, and it is anticipated that they will result in no cost of the Company over the term of the Plans because life insurance policies on the lives of the Participants have been purchased in amounts estimated to be sufficient to pay benefits under the Plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 1999, 1998 and 1997 for the Employee Deferred Compensation Plans, inclusive of the salary deferrals, was $341, $281 and $269, respectively. The expense recorded in 1999, 1998 and 1997 for the Directors Deferred Compensation Plans, inclusive of fee deferrals, was $136, $125 and $108, respectively. There were no retainer deferrals for 1999, 1998 or 1997.

Note K - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.


                                           December 31
                       -----------------------------------------------------
                                 1999                       1998
                       ------------------------ ----------------------------
                          Amount       Ratio        Amount         Ratio
                       ------------ ----------- -------------- -------------
The Company
   Total Capital .....   $123,339       15.55%     $112,844          15.23%
   Tier I Capital ....    113,423       14.30%      103,576          13.98%
   Tier I Leverage ...    113,423        9.95%      103,576           9.75%

The Bank
   Total Capital .....   $123,208       15.54%     $112,920          15.24%
   Tier I Capital ....    113,294       14.29%      103,650          13.99%
   Tier I Leverage ...    113,294        9.94%      103,650           9.76%

Note L - Segment Reporting

The Company has defined two reportable segments: branches and specialized products. Branches offer commercial, consumer, and mortgage loans as well as full range of deposit services. Specialized products include leasing, student loans, credit cards, accounts receivable factoring, trust services, and financial investment alternatives.

The Company evaluates performance based on profit or loss from operations. The reportable segments do not receive any allocations for income taxes or gains and losses from security sales. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment transfers are recorded at cost; there is no intercompany profit or loss on these transfers. There are no intercompany receivables.

Branches are defined as a reportable segment because, while they offer a variety of products, they offer the same set of products, use the same delivery system, and are evaluated by the same set of standards. Specialized products are grouped together, not because of similarities in the products, but because of the delivery system which is largely marketed through branch referrals and the immateriality of the revenue generated by each division separately. The similarity in these is that they are all specialized financial services products which must be supported by experts.


Year ended December 31, 1999
                                                             Specialized
                                                Branches       Products        All Other        Total
                                             ------------- ---------------- --------------- -------------
Net interest income .......................  $     42,369    $   3,400      $        389    $     46,158
Provision for loan losses .................         1,780        1,209               203           3,192
                                             ------------- ---------------- --------------- -------------
Net interest income after provision
   for loan losses ........................        40,589        2,191               186          42,966

Noninterest income ........................        11,310        7,510               656          19,476
Noninteret expense ........................        24,061        4,595            12,824          41,480
                                             ------------- ---------------- --------------- -------------
Income before income taxes ................        27,838        5,106           (11,982)         20,962
Income taxes ..............................                                        6,182           6,182
                                             ------------- ---------------- --------------- -------------
Net income ................................  $     27,838    $   5,106      $    (18,164)   $     14,780
                                             ============= ================ =============== =============
Intersegment revenue (expense) ............  $        551    $    (551)
                                             ============= ================
Segment assets ............................  $  1,044,751    $  68,857      $     49,351    $  1,162,959
                                             ============= ================ =============== =============

Year ended December 31, 1998

Net interest income .......................  $     40,276    $   3,519      $         51    $     43,846
Provision for loan losses .................         1,707          714               170           2,591
                                             ------------- ---------------- --------------- -------------
Net interest income after provision
   for loan losses ........................        38,569        2,805              (119)         41,255

Noninterest income ........................         9,964        4,233               264          14,461
Noninteret expense ........................        24,830        5,275             9,233          39,338
                                             ------------- ---------------- --------------- -------------
Income before income taxes ................        23,703        1,763            (9,088)         16,378
Income taxes ..............................                                        4,697           4,697
                                             ------------- ---------------- --------------- -------------
Net income ................................  $     23,703    $   1,763      $    (13,785)   $     11,681
                                             ============= ================ =============== =============
Intersegment revenue (expense) ............  $        517    $    (517)
                                             ============= ================
Segment assets ............................  $    984,273    $  91,385      $     32,137    $  1,107,795
                                             ============= ================ =============== =============

Year ended December 31, 1997                                Specialized
                                               Branches       Products        All Other        Total
                                             ------------- ---------------- --------------- -------------
Net interest income .......................  $     38,472    $   3,372      $        49     $     41,893
Provision for loan losses .................         1,823          375              106            2,304
                                             ------------- ---------------- --------------- -------------
Net interest income after provision
   for loan losses ........................        36,649        2,997              (57)          39,589

Noninterest income ........................         9,484        2,590              107           12,181
Noninterest expense  ......................        23,133        4,948            7,970           36,051
                                             ------------- ---------------- --------------- -------------
Income before income taxes ................        23,000          639           (7,920)          15,719
Income taxes ..............................                                       4,716            4,716
                                             ------------- ---------------- --------------- -------------
Net income ................................  $     23,000    $     639      $   (12,636)    $     11,003
                                             ============= ================ =============== =============
Intersegment revenue (expense) ............  $        629    $    (629)
                                             ============= ================
Segment assets ............................  $    895,910    $  77,723      $    38,309     $  1,011,942
                                             ============= ================ =============== =============

Note M - Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks: The carrying amount reported in the consolidated balance sheet for cash and due from banks approximates fair value.

Interest-bearing balances with banks: The carrying amount reported in the consolidated balance sheet for interest-bearing balances with banks approximates fair value.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fixed-rate loan fair values, including mortgages, commercial, agricultural, and consumer loans are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Treasury tax and loan note account: The carrying amounts reported in the consolidated balance sheet approximate the fair value.

Borrowings: The fair value was determined by discounting the cash flow using the current market rate.

Off-balance sheet: Off-balance-sheet items are primarily short-term commitments, often at variable rates which are tied to prime, accordingly, the commitment amounts approximate fair value.


                                                            1999                     1998
                                                    -----------------------  ----------------------
                                                     Carrying       Fair      Carrying      Fair
                                                      Value         Value       Value       Value
                                                    ----------    ---------  ----------   ---------
Financial assets:
   Cash and due from banks .........................  $42,956      $42,956     $32,453     $32,453
   Interest bearing balances with banks ............    1,067        1,067       6,105       6,105
   Securities ......................................  266,744      264,506     293,639     295,242
   Loans, net ......................................  789,027      782,928     719,414     727,647

Financial liabilities:
   Deposits ........................................  978,958      978,295     960,295     962,400
   Treasury tax and loan note account ..............   12,000       12,000       2,455       2,455
   Borrowings ......................................   39,269       38,704      20,021      20,204


Note N - The Peoples Holding Company (Parent Company Only)
         Condensed Financial Information


                                                          December 31
                                                  -------------------------
                                                      1999         1998
                                                  ------------ ------------
Assets
  Cash ...........................................  $     209    $      42
  Dividends receivable ...........................      1,305        1,110
  Stock ..........................................         75
  Investment in bank subsidiary ..................    115,959      110,283
                                                  ------------ ------------
    Total Assets .................................  $ 117,548    $ 111,435
                                                  ============ ============

Liabilities and Shareholders' Equity
  Dividends payable ..............................  $   1,305    $   1,110
  Accrued interest payable and other liabilities .        154          116
  Shareholders' equity ...........................    116,089      110,209
                                                  ------------ ------------
    Total Liabilities and Shareholders' Equity ...  $ 117,548    $ 111,435
                                                  ============ ============

Note N - The Peoples Holding Company (Parent Company Only)
         Condensed Financial Information (continued)

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Income                                  1999          1998          1997
                                                 ------------- ------------- -------------
Income
   Dividends from bank subsidiary ...............  $   6,426     $   4,988     $   3,453
   Other dividends ..............................                       51            46
   Other income .................................                                      1
   Interest income from bank subsidiary .........                                      2
                                                 ------------- -------------- ------------
                                                       6,426         5,039         3,502
Expenses
   Other ........................................        245           256           251
Income before income tax credits and  equity in
   undistributed net income of bank subsidiary ..      6,181         4,783         3,251
Income tax credits ..............................        (94)          (84)          (86)
                                                 ------------- -------------- ------------
                                                       6,275         4,867         3,337
Equity in undistributed net income of bank
   subsidiary ...................................      8,505         6,814         7,666
                                                 ------------- -------------- ------------
   Net Income ...................................  $  14,780     $  11,681     $  11,003
                                                 ============= ============== ============

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Cash Flows                              1999          1998          1997
                                                 ------------- -------------- ------------
Operating Activities
 Net Income .....................................  $  14,780     $  11,681     $  11,003
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed net income of bank
       subsidiary ...............................     (8,505)       (6,814)       (7,666)
     Increase in dividends receivable ...........       (195)         (251)          (78)
     Increase in other liabilities ..............        233           216           159
                                                 ------------- -------------- ------------
     Net Cash Provided by Operating Activities ..      6,313         4,832         3,418

Investing Activities
 Maturities of certificates of deposit ..........                                     86
 Purchase of stock in insurance company .........        (75)
 Purchase of fractional shares in Inter-City ....         (1)
                                                 ------------- -------------- ------------
     Net Cash Provided by (Used In) Investing
       Activities ...............................        (76)                         86

Financing Activities
 Cash dividends .................................     (5,209)       (4,309)       (3,453)
 Payment of fractional shares on stock dividend .                                    (29)
 Purchase of treasury stock .....................       (861)         (540)
                                                 ------------- -------------- ------------
     Net Cash Used in Financing Activities ......     (6,070)       (4,849)       (3,482)
                                                 ------------- -------------- ------------
     Increase (Decrease) In Cash ................        167           (17)           22
Cash at Beginning of Year .......................         42            59            37
                                                 ------------- -------------- ------------
     Cash at End of Year ........................  $     209     $      42     $      59
                                                 ============= ============== ============

Note O - Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                        Three Months Ended
                                         -------------------------------------------------
                                            Mar 31      June 30      Sept 30      Dec 31
                                         ------------ ----------- ------------ -----------
Year ended December 31, 1999
  Interest income .......................   $ 20,538    $ 21,002     $ 20,889    $ 21,071
  Interest expense ......................      9,136       9,267        9,291       9,648
                                         ------------ ----------- ------------ -----------
  Net interest income ...................     11,402      11,735       11,598      11,423
  Provision for loan losses .............        746       1,275          530         641
  Noninterest income ....................      3,988       7,548        3,909       4,031
  Noninterest expense ...................     10,327      10,323       10,337      10,493
                                         ------------ ----------- ------------ -----------
  Income before income taxes ............      4,317       7,685        4,640       4,320
  Income taxes ..........................      1,102       2,528        1,448       1,104
                                         ------------ ----------- ------------ -----------
  Net income ............................   $  3,215    $  5,157     $  3,192    $  3,216
                                         ============ =========== ============ ===========
  Basic and diluted earnings per share ..   $   0.52    $   0.83     $   0.51    $   0.52
                                         ============ =========== ============ ===========

Year ended December 31, 1998
  Interest income .......................   $ 19,704    $ 20,185     $ 20,585    $ 20,806
  Interest expense ......................      8,957       9,266        9,585       9,626
                                         ------------ ----------- ------------ -----------
  Net interest income ...................     10,747      10,919       11,000      11,180
  Provision for loan losses .............        645         644          646         656
  Noninterest income ....................      3,431       3,392        3,635       4,003
  Noninterest expense ...................      9,357       9,768        9,767      10,446
                                         ------------ ----------- ------------ -----------
  Income before income taxes ............      4,176       3,899        4,222       4,081
  Income taxes ..........................      1,221       1,089        1,212       1,175
                                         ------------ ----------- ------------ -----------
  Net income ............................   $  2,955    $  2,810     $  3,010    $  2,906
                                         ============ =========== ============ ===========
  Basic and diluted earnings per share ..   $   0.48    $   0.45     $   0.48    $   0.47
                                         ============ =========== ============ ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and nominees of the Registrant appear under "Election of Directors" on pages 3 through 5 of the Company's definitive Proxy Statement, dated March 15, 2000, which is incorporated herein by reference.

Information concerning executive officers of the Registrant and its subsidiary appears on page 6 under the caption "Executive Officers" of the Company's definitive Proxy Statement, dated March 15, 2000, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Summary Compensation Table-Annual Compensation" on pages 6 through 10 of the Company's definitive Proxy Statement, dated March 15, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under "Principal Holders of Voting Security" on page 3
of  the  Company's  definitive  Proxy  Statement,   dated  March  15,  2000,  is
incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under "Transactions with Management" on page 11 of the Company's definitive Proxy Statement, dated March 15, 2000, is incorporated herein by reference.

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

          (23) Consent of Independent Auditors

          (27) Financial Data Schedule

      (b) No Form 8-K was filed during the quarter ended December 31, 1999

      (d) Financial Statement Schedules -- None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES HOLDING COMPANY

DATED: March 15, 2000                   By /s/ John W. Smith
                                           ------------------
                                      John W. Smith, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

John W. Smith,
Vice Chairman of the Board,
President and Director
(Chief Executive Officer) ............................/s/ John W. Smith

Robert C. Leake,
Chairman of the Board and
Director ............................................./s/ Robert C. Leake

William M. Beasley, Director ........................./s/ William M. Beasley

George H. Booth, II, Director ......................../s/ George H. Booth, II

Frank B. Brooks, Director ............................/s/ Frank B. Brooks

John M. Creekmore, Director ........................../s/ John M. Creekmore

Marshall H. Dickerson, Director ....................../s/ Marshall H. Dickerson

Eugene B. Gifford, Jr., Director ...................../s/ Eugene B. Gifford, Jr.

J. Niles McNeel, Director ............................/s/ J. Niles McNeel

C. Larry Michael, Director .........................../s/ C. Larry Michael

Jimmy S. Threldkeld, Director ......................../s/ Jimmy S. Threldkeld

H. Joe Trulove, Director ............................./s/ H. Joe Trulove

J. Heywood Washburn, Director ......................../s/ J. Heywood Washburn

Robert H. Weaver, Director .........................../s/ Robert H. Weaver

J. Larry Young, Director ............................./s/ J. Larry Young

Form 10-K--Item 14 (a) (1) and (2)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 1999.

                         Report of Independent Auditors

            Consolidated Balance Sheets--December 31, 1999 and 1998

                 Consolidated Statements of Income--Years ended
                       December 31, 1999, 1998, and 1997

          Consolidated Statements of Shareholders' Equity--Years ended
                        December 31, 1999, 1998, and 1997

               Consolidated Statements of Cash Flows--Years ended
                        December 31, 1999, 1998, and 1997

         Notes to Consolidated Financial Statements--December 31, 1999


Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are not applicable and therefore, have been omitted.