Form 10-Q
period 2000-03-31
PEOPLES HOLDING CO
filed 2000-05-15
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 6,019,546 shares outstanding
                               as of May 12, 2000

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 March 31, 2000 and December 31, 1999................  3

            Condensed Consolidated Statements of Income -
                 Three Months Ended March 31, 2000 and 1999..........  4

            Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2000 and 1999..........  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  8

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 11

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 11

         Item 6.(b)

             Exhibits and Reports on Form 8-K........................ 11

         Signatures.................................................. 11

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                 MARCH 31        DECEMBER 31
                                                   2000             1999
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      38,673     $    42,956
   Interest-bearing balances with banks .....         17,082             915
                                                  ----------       ---------
                Cash and Cash Equivalents ...         55,755          43,871

   Time deposits with banks .................                            152

   Securities available-for-sale ............        191,870         181,133

   Securities held-to-maturity (fair
      value-$82,391 and $83,373 at
      March 31, 2000 and December 31,
      1999, respectively) ...................         84,670          85,611

   Loans, net of unearned income ............        815,917         799,085
      Allowance for loan losses .............        (10,170)        (10,058)
                                                  ----------       ---------
                Net Loans ...................        805,747         789,027

   Premises and equipment, net ..............         28,149          27,730
   Other assets .............................         36,466          35,435
                                                  ----------       ---------
            Total Assets ....................  $   1,202,657     $ 1,162,959
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     148,647     $   140,015
      Interest-bearing ......................        895,555         838,943
                                                  ----------       ---------
                Total Deposits ..............      1,044,202         978,958

   Treasury tax and loan note account .......          6,845          12,000
   Advances from the Federal Home Loan Bank .         19,249          39,269
   Other liabilities ........................         15,208          16,643
                                                  ----------       ---------
                Total Liabilities ...........      1,085,504       1,046,870

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued and 6,204,784 shares outstanding
     at March 31, 2000 and December 31, 1999,
     respectively ...........................         31,061          31,061
   Treasury stock, at cost ..................           (230)           (230)
   Additional paid-in capital ...............         39,959          40,424
   Retained earnings ........................         50,483          48,115
   Accumulated other comprehensive income ...         (4,120)         (3,281)
                                                  ----------       ---------
                Total Shareholders' Equity ..        117,153         116,089
                                                  ----------       ---------
            Total Liabilities and
               Shareholders' Equity .........  $   1,202,657     $ 1,162,959
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                 THREE MONTHS ENDED MARCH 31
                                                   2000              1999
                                                   ----              ----
                                                         (Unaudited)

Interest Income
      Loans ................................   $     17,523     $     16,162
      Securities:
           Taxable .........................          2,815            3,011
           Tax-exempt ......................          1,049              989

      Other ................................            217              376
                                                    -------          -------
                Total Interest Income ......         21,604           20,538

Interest Expense
      Deposits .............................          9,573            8,775
      Borrowings  ..........................            466              361
                                                    -------          -------
                Total Interest Expense .....         10,039            9,136
                                                 ----------       ----------
                Net Interest Income ........         11,565           11,402

Provision for loan losses ..................            989              746
                                                  ---------        ---------
                Net Interest Income After
                Provision for Loan Losses ..         10,576           10,656

Noninterest Income
      Service charges on deposit accounts ..          2,433            1,933
      Fees and commissions .................            932              735
      Trust revenue ........................            267              210
      Securities gains (losses).............                              34
      Other ................................            751            1,076
                                                    -------          -------
                Total Noninterest Income ...          4,383            3,988

Noninterest Expense
      Salaries and employee benefits .......          5,496            5,077
      Data processing ......................            834              929
      Net occupancy ........................            733              773
      Equipment ............................            700              546
      Other ................................          2,655            3,002
                                                  ---------        ---------
                Total Noninterest Expense ..         10,418           10,327
                                                 ----------       ----------

Income before income taxes .................          4,541            4,317
Income taxes ...............................          1,273            1,102
                                                  ---------        ---------
                Net Income .................   $      3,268     $      3,215
                                                 ==========       ==========

Basic and diluted earnings per share  ......         $ 0.53           $ 0.52
                                                     ======           ======

Weighted average shares outstanding  .......      6,204,784        6,191,854
                                                  =========        =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                   THREE MONTHS ENDED MARCH 31
                                                      2000             1999
                                                      ----             ----
                                                           (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $      3,315    $      4,903

Investing Activities
      Purchases of securities
           available-for-sale .................       (15,832)        (39,439)
      Proceeds from calls/maturities of
           securities available-for-sale ......         3,651          40,159
      Purchases of securities
           held-to-maturity ...................                        (4,516)
      Proceeds from calls/maturities of
           securities held-to-maturity ........         1,106           2,313
      Net increase in loans ...................       (24,087)        (35,272)
      Proceeds from sales of loans ............         6,027          20,853
      Proceeds from sales of premises
           and equipment ......................            71             225
      Purchases of premises and equipment .....        (1,071)         (1,354)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ....................       (30,135)        (17,031)

Financing Activities
      Net increase (decrease) in
          noninterest-bearing deposits ........         8,632         (10,105)
      Net increase in
          interest-bearing deposits ...........        56,612          32,123
      Net decrease in
          short-term borrowings ...............        (5,155)           (439)
      Proceeds from other borrowings ..........           570           3,000
      Repayments of other borrowings ..........       (20,590)           (645)
      Cash dividends paid .....................        (1,365)         (1,300)
                                                   ----------      ----------
          Net Cash Provided by Financing
                Activities ...................         38,704          22,634
                                                   ----------      ----------
            Increase in Cash
                and Cash Equivalents .........         11,884          10,506

      Cash and Cash Equivalents at
           beginning of period ...............         43,871          38,558
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $     55,755    $     49,064
                                                 ============    ============
Supplemental Disclosures:
  Non-cash transactions:
     Transfer of loans to other real
        estate ...............................   $        309    $        233
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2000
                        (in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 1999.


Note 2  Comprehensive Income

For the three month periods ended March 31, 2000 and 1999, total comprehensive income amounted to $2,429 and $2,586, respectively.


Note 3  Segment Reporting

Segment information for the three months ended March 31, 2000 and 1999, is presented below.

Three Months Ended March 31, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,791    $     694    $     80   $   11,565
Provision for loan loss ....       719          208          62          989
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    10,072          486          18       10,576

Non-interest income ........     3,283          801         299        4,383
Non-interest expense .......     6,005          941       3,472       10,418
                               -------      -------     -------      -------
Income before income taxes .     7,350          346      (3,155)       4,541
Income taxes ...............         0            0       1,273        1,273
                               -------      -------     -------      -------
Net income ................. $   7,350    $     346    $ (4,428)  $    3,268
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     132    $     132    $      0   $        0
                               =======      =======     =======      =======

Three Months Ended March 31, 1999
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,399    $     975    $     28   $   11,402
Provision for loan loss ....       455          246          45          746
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,944          729         (17)      10,656

Non-interest income ........     2,700          799         489        3,988
Non-interest expense .......     6,105        1,074       3,148       10,327
                               -------      -------     -------      -------
Income before income taxes .     6,539          454      (2,676)       4,317
Income taxes ...............         0            0       1,102        1,102
                               -------      -------     -------      -------
Net income ................. $   6,539    $     454    $ (3,778)  $    3,215
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $      93    $     (93)   $      0   $        0
                               =======      =======     =======      =======



Note 4  Subsequent Events

On March 31, 2000, the Company had 7,500 shares of treasury stock which was purchased during 1999. On April 7, 2000, the Company purchased an additional 185,238 shares of its common stock at an average price of $24.38 per share.

On May 1, 2000, the Company entered into an agreement in which the subsidiary of The Peoples Bank and Trust Company (the Bank), Reed-Johnson Insurance Agency, Inc., acquired The Southern Insurance Group. With locations in Corinth and Tupelo, Mississippi, The Southern Insurance Group represents more than 50 leading insurance companies and offers personal and commercial property and casualty insurance, life and health insurance, and other financial services. Premium volume for 1999 totaled more than $20 million. The two agencies are being renamed The Peoples Insurance Agency, Inc., and in the near term, each will continue to operate in its current location with existing personnel.

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


Financial Condition

Total assets of The Peoples Holding Company grew from $1,162,959 on December 31, 1999, to $1,202,657 on March 31, 2000, or 3.41% for the three month period. Total securities increased slightly from $266,744 on December 31, 1999, to $276,540 on March 31, 2000. Loans, net of unearned income, increased $16,832 or 2.11%, primarily in commercial loan accounts.

Total deposits for the first three months of 2000 grew from $978,958 on December 31, 1999 to $1,044,202 on March 31, 2000, or an increase of
6.66%, with the majority of growth in public fund checking and time deposits.

The equity capital to total assets ratios were 9.74% and 9.98% for March 31, 2000 and December 31, 1999, respectively. Capital grew .92% from December 31, 1999 to March 31, 2000. With the recent increases in interest rates, changes in accumulated comprehensive income related to unrealized portfolio losses have curtailed growth in capital. Cash dividends increased from $.21 per share in December of 1999 to $.22 per share in March of 2000.


Results of Operations

The Company's net income for the three month period ending March 31, 2000, was $3,268, representing an increase of $53 or 1.65% over net income for the three month period ending March 31, 1999, which totaled $3,215.
The increase in net income for the three month period in 2000 compared to 1999 resulted from usual and customary deposit gathering and lending operations. The annualized return on average assets for the three month periods ending March 31, 2000 and 1999, was 1.11% and 1.16%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the maturities of rate-sensitive assets and liabilities. Net interest margins were 4.55% and 4.69% for the three month periods ending March 31, 2000 and 1999, respectively. While the Company has grown its asset base significantly, the flattening of the net interest income growth was due to an increase in costing liabilities and the reduction of the spread, over prime, on loans as rates rose. Net interest income for the three month periods ending March 31, 2000 and 1999 was $11,565 and $11,402, respectively. Earning assets averaged $1,093,873 for the three month period ending March 31, 2000, compared to $1,041,061 for the same period in 1999.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $989 and $746 for the three month periods ending
March 31, 2000 and 1999, respectively. The allowance for loan losses as a percentage of loans outstanding was 1.25% and 1.26% as of March 31, 2000 and December 31, 1999, respectively. Net charge-offs to average loans was .11% and .05% for the three month periods ending March 31, 2000 and 1999, respectively. The increase in net charge-offs was primarily due to automobile loans that were isolated to a specific location.

Noninterest income, excluding gains from the sales of securities, was $4,383 for the three month period ending March 31, 2000, compared to $3,954 for the same period in 1999, or an increase of 10.85%. The increase between 2000 and 1999 is due in large part to fees associated with the increases in loans and deposits and the continued emphasis in sales of miscellaneous services and products. While non-sufficient fund fees accounted for the majority of the increase in service charges, changes made to our fee structure on different account types created a substantial boost to service charge income. Fees and commissions increased as a result of financial investment alternative commissions, loan document preparation fees, Handy Check income, and ATM usage fees. Other noninterest income decreased from the prior year primarily as the result of a reduction of approximately $300 in life insurance benefits and gains on the sale of mortgage loans.

Noninterest expense was $10,418 for the three month period ending March 31, 2000, compared to $10,327 for the same period in 1999, or an increase of
 .88%. Depreciation expense related to the recent placement of new premises, equipment, and other technology enhancements has been the most significant increase in noninterest expense between these periods. The increase in noninterest expense has been minimized by the reduction of acquisition costs and credit card processing costs incurred during the first quarter of 1999. The remaining components of noninterest expense reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income tax expense was $1,273 for the three month period ending March 31, 2000, compared to $1,102 for the same period in 1999. The Company benefited in March of 1999 from a non-taxable life insurance benefit resulting from the death of a director. The Company also continues to invest in assets whose earnings are given favorable tax treatment.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 2000, the Bank has met all capital adequacy requirements to which it is subject.

As of March 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                   Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of March 31, 2000
         Total Capital ....................   $ 120,306   14.9%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,215   13.7%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,215    9.4%
           (to Adjusted Average Assets)

As of December 31, 1999
         Total Capital ....................   $ 123,208   15.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 113,294   14.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 113,294    9.9%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $18.88 and $18.71 at March 31, 2000 and December
31, 1999, respectively. Quarterly cash dividends were $.22 per share during the first quarter of 2000, up from $.21 per share during the fourth quarter of 1999.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.



                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our disclosure on quantitative and qualitative disclosures about market risk since December 31, 1999. For additional information, see the Company's Form 10-K for the year ended December 31, 1999.


Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending March 31, 2000.


   Item 6(a)   Exhibit 27 - Financial Data Schedule


   Item 6(b)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the first quarter of 2000.



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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  May 12, 2000                     /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer