Form 10-Q
period 2000-06-30
PEOPLES HOLDING CO
filed 2000-08-14
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 6,085,046 shares outstanding
                               as of August 11, 2000

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 June 30, 2000 and December 31, 1999.................  3

            Condensed Consolidated Statements of Income - Three
                 Months and Six Months Ended June 30, 2000 and 1999..  4

            Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2000 and 1999.............  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  9

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 13

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 13

         Item 2.

             Changes in Securities................................... 13

         Item 4.

             Submission of Matters to a Vote of Shareholders......... 14

         Item 6.(b)

             Exhibits and Reports on Form 8-K........................ 14

         Signatures.................................................. 14

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  JUNE 30        DECEMBER 31
                                                   2000             1999
                                               ------------      -----------
                                                (Unaudited)
Assets
   Cash and due from banks ..................  $      41,780     $    42,956
   Interest-bearing balances with banks .....          1,096             915
                                                  ----------       ---------
                Cash and Cash Equivalents ...         42,876          43,871

   Time deposits with banks .................              0             152

   Securities available-for-sale ............        192,788         181,133

   Securities held-to-maturity (fair
      value-$81,682 and $83,373 at
      June 30, 2000 and December 31,
      1999, respectively) ...................         83,815          85,611

   Loans, net of unearned income ............        826,842         799,085
      Allowance for loan losses .............        (10,893)        (10,058)
                                                  ----------       ---------
                Net Loans ...................        815,949         789,027

   Premises and equipment, net ..............         29,510          27,730
   Other assets .............................         41,256          35,435
                                                  ----------       ---------
            Total Assets ....................  $   1,206,194     $ 1,162,959
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     156,224     $   140,015
      Interest-bearing ......................        887,482         838,943
                                                  ----------       ---------
                Total Deposits ..............      1,043,706         978,958

   Treasury tax and loan note account........          6,880          12,000
   Advances from the Federal Home Loan Bank .         20,451          39,269
   Federal funds purchased ..................          3,800               0
   Other liabilities ........................         15,139          16,643
                                                  ----------       ---------
                Total Liabilities ...........      1,089,976       1,046,870

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,282,784 and 6,212,284
     issued, 6,085,046 and 6,204,784 shares
     outstanding at June 30, 2000 and
     December 31, 1999, respectively ........         31,414          31,061
   Treasury stock, at cost ..................         (4,849)           (230)
   Additional paid-in capital ...............         41,297          40,424
   Retained earnings ........................         51,877          48,115
   Accumulated other comprehensive loss .....         (3,521)         (3,281)
                                                  ----------       ---------
                Total Shareholders' Equity ..        116,218         116,089
                                                  ----------       ---------
            Total Liabilities and
               Shareholders' Equity .........  $   1,206,194     $ 1,162,959
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                  SIX MONTHS ENDED JUNE 30     THREE MONTHS ENDED JUNE 30
                                                    2000           1999           2000           1999
                                                    ----           ----           ----           ----
                                                        (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $   35,441     $   32,977     $   17,918     $   16,815
      Securities:
           Taxable .........................        5,930          6,114          3,115          3,103
           Tax-exempt ......................        2,082          2,029          1,033          1,040

      Other ................................          266            420             49             44
                                                  -------        -------        -------        -------
                Total interest income ......       43,719         41,540         22,115         21,002

Interest Expense
      Deposits .............................       19,816         17,562         10,243          8,787
      Borrowings  ..........................        1,027            841            561            480
                                                  -------        -------        -------        -------
                Total interest expense .....       20,843         18,403         10,804          9,267
                                               ----------     ----------     ----------     ----------
                Net interest income ........       22,876         23,137         11,311         11,735

Provision for loan losses ..................        2,679          2,021          1,690          1,275
                                                ---------      ---------      ---------      ---------
                Net interest income after
                provision for loan losses ..       20,197         21,116          9,621         10,460

Noninterest income:
      Service charges on deposit accounts ..        4,823          4,002          2,390          2,069
      Fees and commissions .................        2,211          1,457          1,279            722
      Trust revenue ........................          535            420            268            210
      Gains on sale of securities and loans.           72          4,158             72          4,124
      Other ................................        1,264          1,499            513            423
                                                  -------        -------        -------        -------
                Total noninterest income ...        8,905         11,536          4,522          7,548

Noninterest expenses:
      Salaries and employee benefits .......       10,951         10,599          5,455          5,522
      Data processing.......................        1,626          1,809            792            880
      Net occupancy ........................        1,465          1,477            732            704
      Equipment ............................        1,461          1,137            761            591
      Other ................................        5,327          5,628          2,672          2,626
                                                ---------      ---------      ---------      ---------
                Total noninterest expenses .       20,830         20,650         10,412         10,323
                                               ----------     ----------     ----------     ----------

Income before income taxes .................        8,272         12,002          3,731          7,685
Income taxes ...............................        2,288          3,630          1,015          2,528
                                                ---------      ---------      ---------      ---------
                Net income .................   $    5,984     $    8,372     $    2,716     $    5,157
                                               ==========     ==========     ==========     ==========

Basic and diluted earnings per share  ......       $ 0.97         $ 1.35         $ 0.44         $ 0.83
                                                   ======         ======         ======         ======

Weighted average shares outstanding  .......    6,141,264      6,193,430      6,077,744      6,194,988
                                                =========      =========      =========      =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                    SIX MONTHS ENDED JUNE 30
                                                      2000             1999
                                                      ----             ----
                                                           (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $      4,662    $      6,217

Investing Activities
      Purchases of securities
           available-for-sale .................       (19,647)        (63,134)
      Proceeds from sales of securities
           available-for-sale..................             0           4,108
      Proceeds from calls/maturities of
           securities available-for-sale ......         7,317          68,589
      Purchases of securities
           held-to-maturity ...................             0          (9,958)
      Proceeds from calls/maturities of
           securities held-to-maturity ........         1,975           3,687
      Net increase in loans ...................       (41,579)        (57,473)
      Proceeds from sales of loans ............        11,043          26,330
      Proceeds from sales of premises
           and equipment ......................           219             232
      Purchases of premises and equipment .....        (2,219)         (2,465)
      Business combinations....................           (69)              0
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ....................       (42,960)        (30,084)

Financing Activities
      Net increase (decrease) in
          noninterest-bearing deposits ........        16,209         (13,435)
      Net increase in
          interest-bearing deposits ...........        48,539          30,593
      Net increase (decrease) in
          short-term borrowings ...............        (1,320)         29,808
      Proceeds from other borrowings ..........         2,104           3,000
      Repayments of other borrowings ..........       (20,922)         (1,333)
      Acquisition of treasury stock............        (4,619)           (155)
      Cash dividends paid .....................        (2,688)         (2,601)
                                                   ----------      ----------
          Net Cash Provided by Financing
                Activities ...................         37,303          45,877
                                                   ----------      ----------
            Increase (Decrease) in Cash
                and Cash Equivalents .........          (995)          22,010

      Cash and Cash Equivalents at
           beginning of period ...............         43,871          38,558
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $     42,876    $     60,568
                                                 ============    ============
Supplemental Disclosures:
  Non-cash transactions:
     Transfer of loans to other real
        estate ...............................   $        863    $        369
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2000
                        (in thousands, except share data)

Note 1  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 1999.


Note 2  Comprehensive Income

For the six month periods ended June 30, 2000 and 1999, total comprehensive income amounted to $5,744 and $5,487, respectively. For the quarters ended June 30, 2000 and 1999, total comprehensive income amounted to $3,315 and $2,901, respectively.


Note 3  Mergers and Acquisitions

On May 1, 2000, Reed-Johnson Insurance Agency, a subsidiary of The Peoples Bank and Trust Company (the Bank), acquired The Southern Insurance Group with the issuance of 70,500 shares of the Company's common stock. Located in Corinth and Tupelo, Mississippi, The Southern Insurance Group is an independent insurance agency representing property and casualty companies which provide personal and business coverages and other financial services. The two agencies have been renamed The Peoples Insurance Agency, Inc., and operate as a wholly owned subsidiary of the Bank. The transaction has been accounted for under the purchase method of accounting.

Note 4  Segment Reporting

Segment information for the six months ended June 30, 2000 and 1999, is presented below.

Six Months Ended June 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  21,503    $   1,183    $    190   $   22,876
Provision for loan loss ....     1,962          555         162        2,679
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    19,541          628          28       20,197

Non-interest income ........     6,462        1,516         927        8,905
Non-interest expense .......    12,055        1,888       6,887       20,830
                               -------      -------     -------      -------
Income before income taxes .    13,948          256      (5,932)       8,272
Income taxes ...............         0            0       2,288        2,288
                               -------      -------     -------      -------
Net income ................. $  13,948    $     256    $ (8,220)  $    5,984
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     399    $    (399)   $      0   $        0
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
                               =======      =======     =======      =======

Segment information for the three months ended June 30, 2000 and 1999, is presented below.

Three Months Ended June 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,712    $     489    $    110   $   11,311
Provision for loan loss ....     1,243          347         100        1,690
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,469          142          10        9,621

Non-interest income ........     3,179          715         628        4,522
Non-interest expense .......     6,050          947       3,415       10,412
                               -------      -------     -------      -------
Income before income taxes .     6,598          (90)     (2,777)       3,731
Income taxes ...............         0            0       1,015        1,015
                               -------      -------     -------      -------
Net income ................. $   6,598    $     (90)   $ (3,792)  $    2,716
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     267    $    (267)   $      0   $        0
                               =======      =======     =======      =======


Three Months Ended June 30, 1999
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,572    $   1,154    $      9   $   11,735
Provision for loan loss ....       391          845          39        1,275
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    10,181          309         (30)      10,460

Non-interest income ........     2,782        4,462         304        7,548
Non-interest expense .......     6,282        1,303       2,738       10,323
                               -------      -------     -------      -------
Income before income taxes .     6,681        3,468      (2,464)       7,685
Income taxes ...............         0            0       2,528        2,528
                               -------      -------     -------      -------
Net income ................. $   6,681    $   3,468    $ (4,992)  $    5,157
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     180    $    (180)   $      0   $        0
                               =======      =======     =======      =======


Note 5  Subsequent Events

On August 8, 2000, the Company authorized a common stock repurchase plan that allows for the repurchase over the next four years of up to 304,000 shares, or approximately 5%, of the Company's 6,085,046 common shares outstanding.

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


Financial Condition

Total assets of The Peoples Holding Company grew from $1,162,959 on December 31, 1999, to $1,206,194 on June 30, 2000, or 3.72% for the six month period. On
June 30, 2000, average earning assets were $1,099,737, or 92.45% of total average assets, compared to $1,059,596, or 92.41% of total average assets on December 31, 1999.

The securities portfolio is utilized as a means of liquidity, an alternative earning source for excess funds, and collateral on pledges for certain types of deposits. Total securities increased from $266,744 on December 31, 1999, to $276,603 on June 30, 2000.

The loan portfolio represents the largest component of the Company's assets. Loans, net of unearned income, increased $27,757, or 3.47%, from $799,085 at December 31, 1999 to $826,842 at June 30, 2000. Most of the increase in the loan portfolio was accounted for in commercial loan accounts.

The Company's primary source of funding continues to be deposits generated in the communities served by the Bank. Total deposits for the first six months of 2000 grew from $978,958 on December 31, 1999 to $1,043,706 on June 30, 2000, or
an increase of 6.61%, with the majority of growth in public fund checking and time deposits. Short-term borrowings have also been utilized to assist in funding loans, investments, fixed asset additions, and cash reserves.

Total shareholders' equity for the Company grew from $116,089 on December 31, 1999, to $116,218 on June 30, 2000, or .11% for the six month period. The equity capital to total assets ratios were 9.64% and 9.98% for June 30, 2000 and December 31, 1999, respectively. Changes in accumulated comprehensive income related to unrealized portfolio losses and the repurchase of 190,238 shares of common stock during the second quarter both contributed to the curtailment of growth in capital. Cash dividends increased from $.21 per share in December of 1999 to $.22 per share for both quarters of 2000.

Results of Operations

The Company's net income for the six month period ending June 30, 2000, was $5,984, representing an decrease of $2,388, or 28.52%, compared to net income for the six month period ending June 30, 1999, which totaled $8,372. Earnings for 1999 were impacted by an after tax gain of $2,344 recognized on the sale of our credit card loan portfolio. The sale of approximately $18,000 in credit card loans was the first step in liquidating the portfolio. The Company also recognized an additional increase of $633 in its loan loss reserve principally related to the remaining portion of the credit card portfolio. Earnings for 2000 were adversely impacted by an addition of $700 to the loan loss reserve. After consulting with regulators and the Bank's external accountants, the Company's management decided that the reserve for loan losses had fallen below desirable levels due to loan growth over the past several months that exceeded expectations and some minor credits which had deteriorated. Despite the corrective action that was taken, loan losses for 2000 are expected to be within acceptable levels. Without the effects of the credit card gain, earnings of $5,984 for the six month period ending June 30, 2000, were down $44, or .73%, from the $6,028 core earnings reported for the same period of 1999. Net income was $2,716 and $5,157 for the quarters ending June 30, 2000 and 1999, respectively. The annualized return on average assets for the six month periods ending June 30, 2000 and 1999, was 1.06% and 1.31%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the maturities of rate-sensitive assets and liabilities. Net interest margins were 4.48% and 4.69% for the six month periods ending June 30, 2000 and 1999, respectively. While the Company has grown its asset base significantly, the decrease in net interest income was due to an increase in costing liabilities and the reduction of the spread, over prime, on loans as rates rose. Net interest income for the six month periods ending June 30, 2000 and 1999 was $22,876 and $23,137, respectively. For the three month periods ending June 30, 2000 and 1999, net interest income was $11,311 and $11,735, respectively.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $2,679 and $2,021 for the six month periods ending
June 30, 2000 and 1999, respectively. For the quarters ending June 30, 2000 and 1999, the provision for loan losses totaled $1,690 and $1,275, respectively.
As stated earlier, an additional $700 was booked to the provision for loan losses during the second quarter of 2000, and an additional $633 was charged to the provision for loan losses during the second quarter of 1999 related to the credit card portfolio sale. The allowance for loan losses as a percentage of loans outstanding was 1.32% and 1.26% as of June 30, 2000 and December 31, 1999, respectively. Net charge-offs to average loans were .23% and .16% for the six month periods ending June 30, 2000 and 1999, respectively.

Excluding the pre-tax gain of $3,843 on the sale of the credit card portfolio during 1999, noninterest income increased $1,212, or 15.75%, to $8,905 for the six month period ending June 30, 2000, when compared to the core noninterest income of $7,693 for the same period in 1999. Excluding all gains from the sales of securities and loans, noninterest income was $4,450 for the three month period ending June 30, 2000, compared to $3,424 for the same period in 1999, or an increase of 29.96%. The increase between core noninterest income for 2000 and 1999 is due in large part to fees associated with the increases in loans and deposits and the continued emphasis in sales of miscellaneous services and products. While non-sufficient fund fees accounted for the majority of the increase in service charges, changes made to our fee structure on different account types created a substantial boost to service charge income. Fees and commissions increased as a result of financial investment alternative commissions, agency and direct bill insurance commissions, loan document preparation fees, Handy Check income, and ATM usage fees. Other noninterest income decreased from the prior year primarily as the result of the elimination of credit card interchange fees associated with the sale of the credit card portfolio in 1999.

Noninterest expenses were $20,830 for the six month period ending June 30, 2000, compared to $20,650 for the same period in 1999, or an increase of
 .87%. Depreciation expense related to the recent placement of new premises, equipment, and other technology enhancements has been the most significant increase in noninterest expense between these periods. The increase in noninterest expense has been minimized by the reduction of acquisition costs and credit card processing costs incurred during the first six months of 1999. The remaining components of noninterest expense reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending June 30, 2000, increased $89, or .86%, compared to the same period in 1999.

Income tax expense was $2,288 for the six month period ending June 30, 2000, compared to $3,630 for the same period in 1999. Income taxes for 1999 reflect a non-recurring charge associated with the gain realized on the sale of the credit card portfolio. The Company also continues to invest in assets whose earnings are given favorable tax treatment.


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

Another source available for meeting the Company's liquidity needs is available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account. Historically, the Company has not relied upon these sources to meet long-term liquidity needs. Sources of funds derived from the FHLB are used to match mortgage loan originations in order to minimize interest rate risk and to provide short-term funding.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of June 30, 2000, the Bank has met all capital adequacy requirements to which it is subject.

As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of June 30, 2000
         Total Capital ....................   $ 120,487   14.8%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,284   13.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,284    9.3%
           (to Adjusted Average Assets)

As of December 31, 1999
         Total Capital ....................   $ 123,208   15.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 113,294   14.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 113,294    9.9%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $19.10 and $18.71 at June 30, 2000 and December 31, 1999, respectively. Quarterly cash dividends were $.22 per share during the first two quarters of 2000, up from $.21 per share during the fourth quarter of 1999.

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




Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending June 30, 2000.

   Item 2.     Changes in Securities

               On May 1, 2000, the Company purchased the business of The Southern Insurance Group with the issuance of 70,500 shares of the Company's common stock. The transaction is being accounted for under the purchase method of accounting.

               The Company repurchased 190,238 shares of its common stock during the second quarter at an average price of $24.28 per share.

               Together these transactions reduced the outstanding shares of common stock of the Company from 6,204,784 to 6,085,046.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of The Peoples Holding Company was held on April 11, 2000, for the purpose of electing five members to the board of directors for a three year term and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

               Election of Directors          For      Withheld   Not Voting

                THREE-YEAR TERM
               George H. Booth, II         4,971,051    37,554   1,203,679
               Frank B. Brooks             4,971,155    37,450   1,203,679
               Robert C. Leake             4,969,953    38,652   1,203,679
               C. Larry Michael            4,966,579    42,026   1,203,679
               J. Heywood Washburn         4,969,112    39,493   1,203,679


                                              For       Against    Abstain
               Ratify appointment of
               Ernst & Young LLP as
               independent auditors
               for 2000                    4,998,083          0   1,214,201


   Item 6(a)   Exhibit 27 - Financial Data Schedule


   Item 6(b)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the second quarter of 2000.



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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  August 11, 2000                  /s/ John W. Smith
                                   ---------------------------
                                          John W. Smith
                                 President & Chief Executive Officer