Form 10-Q
period 2000-09-30
PEOPLES HOLDING CO
filed 2000-11-14
CIK 715072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 6,075,099 shares outstanding
                               as of November 13, 2000

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                        PAGE

         Item 1.

           Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
                 September 30, 2000 and December 31, 1999.............  3

           Condensed Consolidated Statements of Income - Three Months
                 and Nine Months Ended September 30, 2000 and 1999....  4

           Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2000 and 1999........  5

           Notes to Condensed Consolidated Financial Statements.......  6

         Item 2.

           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................  9

         Item 3.

           Quantitative and Qualitative Disclosures
                 About Market Risk.................................... 13

PART II. OTHER INFORMATION

         Item 1.

           Legal Proceedings.......................................... 13

         Item 2.

           Changes in Securities...................................... 13

         Item 6.(a) and (b)

           Exhibits and Reports on Form 8-K........................... 14

         Signatures................................................... 14

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                               SEPTEMBER 30      DECEMBER 31
                                                   2000             1999
                                               ------------      -----------
                                                (Unaudited)
Assets
   Cash and due from banks ..................  $      40,604     $    42,956
   Interest-bearing balances with banks .....             22             915
                                                  ----------       ---------
                Cash and Cash Equivalents ...         40,626          43,871

   Time deposits with banks .................              0             152

   Securities available-for-sale ............        197,402         181,133

   Securities held-to-maturity (fair
      value-$84,031 and $83,373 at
      September 30, 2000 and December 31,
      1999, respectively) ...................         84,945          85,611

   Loans, net of unearned income ............        822,168         799,085
      Allowance for loan losses .............        (11,184)        (10,058)
                                                  ----------       ---------
                Net Loans ...................        810,984         789,027

   Premises and equipment, net ..............         29,855          27,730
   Other assets .............................         42,950          35,435
                                                  ----------       ---------
            Total Assets ....................  $   1,206,762     $ 1,162,959
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     136,434     $   140,015
      Interest-bearing ......................        900,059         838,943
                                                  ----------       ---------
                Total Deposits ..............      1,036,493         978,958

   Treasury tax and loan note account........         10,068          12,000
   Advances from the Federal Home Loan Bank .         19,975          39,269
   Federal funds purchased ..................          3,600               0
   Other liabilities ........................         17,713          16,643
                                                  ----------       ---------
                Total Liabilities ...........      1,087,849       1,046,870

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued, 6,076,724 and 6,204,784 shares
     outstanding at September 30, 2000 and
     December 31, 1999, respectively ........         31,061          31,061
   Treasury stock, at cost ..................         (3,300)           (230)
   Additional paid-in capital ...............         39,931          40,424
   Retained earnings ........................         53,469          48,115
   Accumulated other comprehensive loss .....         (2,248)         (3,281)
                                                  ----------       ---------
                Total Shareholders' Equity ..        118,913         116,089
                                                  ----------       ---------
            Total Liabilities and
               Shareholders' Equity .........  $   1,206,762     $ 1,162,959
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                               NINE MONTHS ENDED SEPTEMBER 30    THREE MONTHS ENDED SEPTEMBER 30
                                                    2000           1999               2000           1999
                                                    ----           ----               ----           ----
                                                        (Unaudited)                       (Unaudited)

Interest Income
      Loans ................................   $   54,145     $   49,621          $   18,704     $   16,644
      Securities:
           Taxable .........................        8,949          9,207               3,019          3,093
           Tax-exempt ......................        3,099          3,081               1,017          1,052

      Other ................................          269            520                   3            100
                                                  -------        -------             -------        -------
                Total interest income ......       66,462         62,429              22,743         20,889

Interest Expense
      Deposits .............................       30,707         26,462              10,891          8,900
      Borrowings  ..........................        1,581          1,232                 554            391
                                                  -------        -------             -------        -------
                Total interest expense .....       32,288         27,694              11,445          9,291
                                               ----------     ----------          ----------     ----------
                Net interest income ........       34,174         34,735              11,298         11,598

Provision for loan losses ..................        4,068          2,551               1,389            530
                                                ---------      ---------           ---------      ---------
                Net interest income after
                provision for loan losses ..       30,106         32,184               9,909         11,068
Noninterest income:
      Service charges on deposit accounts ..        7,302          6,190               2,479          2,188
      Fees and commissions .................        3,541          2,038               1,330            728
      Trust revenue ........................          802            630                 267            210
      Gains on sale of securities and loans.          150          4,197                  78             39
      Other ................................        2,002          2,390                 738            744
                                                  -------        -------             -------        -------
                Total noninterest income ...       13,797         15,445               4,892          3,909

Noninterest expenses:
      Salaries and employee benefits .......       16,811         16,353               5,860          5,754
      Data processing ......................        2,414          2,836                 788          1,027
      Net occupancy ........................        2,305          2,219                 840            742
      Equipment ............................        2,181          1,596                 720            459
      Other ................................        7,893          7,983               2,566          2,355
                                                ---------      ---------           ---------      ---------
                Total noninterest expenses .       31,604         30,987              10,774         10,337
                                               ----------     ----------          ----------     ----------

Income before income taxes .................       12,299         16,642               4,027          4,640
Income taxes ...............................        3,401          5,078               1,113          1,448
                                                ---------      ---------           ---------      ---------
                Net income .................   $    8,898     $   11,564          $    2,914     $    3,192
                                               ==========     ==========          ==========     ==========

Basic and diluted earnings per share  ......       $ 1.45         $ 1.86              $ 0.48         $ 0.51
                                                   ======         ======              ======         ======

Weighted average shares outstanding  .......    6,121,553      6,203,218           6,082,559      6,222,421
                                                =========      =========           =========      =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                     2000            1999
                                                     ----            ----
                                                          (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $     10,778    $     11,217

Investing Activities
      Purchases of securities
           available-for-sale .................       (26,031)        (90,504)
      Proceeds from sales of securities
           available-for-sale..................             0          12,382
      Proceeds from calls/maturities of
           securities available-for-sale ......        11,133          95,098
      Purchases of securities
           held-to-maturity ...................        (2,000)        (10,586)
      Proceeds from calls/maturities of
           securities held-to-maturity ........         2,858           5,023
      Net increase in loans ...................       (55,038)        (90,339)
      Proceeds from sales of loans ............        27,404          34,873
      Proceeds from sales of premises
           and equipment ......................           297             235
      Purchases of premises and equipment .....        (3,239)         (2,886)
      Business combinations....................          (518)              0
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ....................       (45,134)        (46,704)

Financing Activities
      Net (decrease) in
          noninterest-bearing deposits ........        (3,581)        (18,662)
      Net increase in
          interest-bearing deposits ...........        61,116          45,218
      Net increase in
          short-term borrowings ...............         1,668           9,389
      Proceeds from other borrowings ..........         2,104           4,250
      Repayments of other borrowings ..........       (21,398)         (1,974)
      Acquisition of treasury stock............        (4,791)           (373)
      Cash dividends paid .....................        (4,007)         (3,903)
                                                   ----------      ----------
          Net Cash Provided by Financing
                Activities ...................         31,111          33,945
                                                   ----------      ----------
            (Decrease) in Cash
                and Cash Equivalents .........         (3,245)         (1,542)

      Cash and Cash Equivalents at
           beginning of period ...............         43,871          38,558
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $     40,626    $     37,016
                                                 ============    ============
Supplemental Disclosures:
  Non-cash transactions:
     Transfer of loans to other real
        estate ...............................   $      1,458    $        410
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2000
                        (in thousands, except share data)

Note 1  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 1999.


Note 2  Comprehensive Income

For the nine month periods ended September 30, 2000 and 1999, total comprehensive income amounted to $9,931 and $8,696, respectively. For the quarters ended September 30, 2000 and 1999, total comprehensive income amounted to $4,187 and $3,209, respectively.


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

Effective September 1, 2000, The Dominion Insurance Agency (Dominion) of Louisville, Mississippi, was acquired for $450 in a cash purchase by the
Bank.   Dominion, an independent insurance agency representing more than
50 leading property and casualty insurance companies, is currently operating as a wholly owned subsidiary of the Bank. Plans are to merge Dominion into The Peoples Insurance Agency, Inc., prior to year end. The transaction has been accounted for under the purchase method of accounting.

Note 4  Segment Reporting

Segment information for the nine months ended September 30, 2000 and 1999, is presented below.

Nine Months Ended September 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  32,417    $   1,725    $     32   $   34,174
Provision for loan loss ....     3,018          852         198        4,068
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    29,399          873        (166)      30,106

Non-interest income ........     9,681        2,313       1,803       13,797
Non-interest expense .......    18,146        2,710      10,748       31,604
                               -------      -------     -------      -------
Income before income taxes .    20,934          476      (9,111)      12,299
Income taxes ...............         0            0       3,401        3,401
                               -------      -------     -------      -------
Net income (loss) .......... $  20,934    $     476    $(12,512)  $    8,898
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     515    $    (515)   $      0   $        0
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
                               =======      =======     =======      =======

Segment information for the three months ended September 30, 2000 and 1999, is presented below.

Three Months Ended September 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,914    $     542    $   (158)  $   11,298
Provision for loan loss ....     1,056          297          36        1,389
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,858          245        (194)       9,909

Non-interest income ........     3,219          797         876        4,892
Non-interest expense .......     6,091          822       3,861       10,774
                               -------      -------     -------      -------
Income before income taxes .     6,986          220      (3,179)       4,027
Income taxes ...............         0            0       1,113        1,113
                               -------      -------     -------      -------
Net income (loss) .......... $   6,986    $     220    $ (4,292)  $    2,914
                               =======      =======     =======      =======
Intersegment revenue
  (expense) ................ $     116    $    (116)   $      0   $        0
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
                               =======      =======     =======      =======


Note 5  Other Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted January 1, 2001. Management does not anticipate that the adoption of the new Statement will have a material effect on earnings or the financial position of the Company.

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


Financial Condition

Total assets of The Peoples Holding Company grew from $1,162,959 on December 31, 1999, to $1,206,762 on September 30, 2000, or 3.77% for the nine month period. On September 30, 2000, average earning assets were $1,102,948, or 92.34% of total average assets, compared to $1,059,596, or 92.41% of total average assets on December 31, 1999.

The securities portfolio is utilized as a means of liquidity, an alternative earning source for excess funds, and collateral on pledges for certain types of deposits. Total securities increased from $266,744 on December 31, 1999, to $282,347 on September 30, 2000.

The loan portfolio represents the largest component of the Company's assets. Despite the sale of approximately $7,951 of student loans during the third quarter, loans, net of unearned income, increased $23,083, or 2.89%, from $799,085 at December 31, 1999 to $822,168 at September 30, 2000. Most of the increase in the loan portfolio was accounted for in commercial loan accounts.

The Company's primary source of funding continues to be deposits generated in the communities served by the Bank. Total deposits for the first nine months of 2000 grew from $978,958 on December 31, 1999 to $1,036,493 on September 30,
2000, or an increase of 5.88%, with the majority of growth in public fund checking and time deposits. Short-term borrowings have also been utilized to assist in funding loans, investments, fixed asset additions, and cash reserves.

Total shareholders' equity for the Company grew from $116,089 on December 31, 1999, to $118,913 on September 30, 2000, or 2.43% for the nine month period.
The equity capital to total assets ratios were 9.85% and 9.98% for September 30, 2000 and December 31, 1999, respectively. The repurchase of common stock during the year has contributed to the curtailment of growth in capital. Quarterly, cash dividends increased from $.21 per share in December 1999 to $.22 per share in 2000.

Results of Operations

The Company's net income for the nine month period ending September 30, 2000, was $8,898, representing a decrease of $2,666, or 23.05%, compared to net income for the nine month period ending September 30, 1999, which totaled $11,564. Earnings for 1999 were impacted by an after tax gain of $2,329 recognized on the sale and liquidation of our credit card loan portfolio, which included approximately $18,000 in loans. The Company also recognized an additional increase of $523 to its loan loss reserve principally related to the sale of the credit card portfolio. Earnings for 2000 have been adversely impacted by the pressure on net interest margin and by additions to the loan loss reserve above the normal accrual. During the second quarter, approximately $700 was charged to improve the level of the reserve for loan losses which had fallen below desirable levels due to loan growth that exceeded expectations and some credit deteriorations. An additional $400 was added over the normal accrual during the third quarter primarily related to the impairment of two substantial lines of credit. Without the effects of the credit card gain, earnings of $8,898 for the nine month period ending September 30, 2000, were down $337, or 3.65%, from the $9,235 core earnings reported for the same period of 1999. Net income was $2,914 and $3,192 for the quarters ending September 30, 2000 and 1999, respectively. The annualized return on average assets for the nine month periods ending September 30, 2000 and 1999, was 1.00% and 1.30%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the maturities of rate-sensitive assets and liabilities. Net interest margins were 4.43% and 4.67% for the nine month periods ending September 30, 2000 and 1999, respectively. While the Company has grown its asset base significantly, the decrease in net interest income has been due to an increase in costing liabilities and a reduction of the spread, over prime, on loans as rates have risen. Net interest income for the nine month periods ending September 30, 2000 and 1999, was $34,174 and $34,735, respectively. For the three month periods ending September 30, 2000 and 1999, net interest income was $11,298 and $11,598, respectively.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $4,068 and $2,551 for the nine month periods ending September 30, 2000 and 1999, respectively. For the quarters ending September 30, 2000 and 1999, the provision for loan losses totaled $1,389 and $530, respectively. The allowance for loan losses as a percentage of loans outstanding was 1.36% and 1.26% as of September 30, 2000 and December 31, 1999, respectively. Net charge-offs to average loans were .36% and .24% for the nine month periods ending September 30, 2000 and 1999, respectively.

Excluding the pre-tax gain of $3,715 on the sale of the credit card portfolio during 1999, noninterest income increased $2,067, or 17.62%, to $13,797 for the nine month period ending September 30, 2000, when compared to the core noninterest income of $11,730 for the same period in 1999. Excluding all gains from the sales of securities and loans, noninterest income was $4,814 for the three month period ending September 30, 2000, compared to $3,870 for the same period in 1999, or an increase of 24.39%. The increase between core noninterest income for 2000 and 1999 is due in large part to fees associated with the increases in loans and deposits and the continued emphasis in sales of miscellaneous services and products. While non-sufficient fund fees accounted for the majority of the increase in service charges, changes made to our fee structure on different account types created a substantial boost to service charge income. Fees and commissions increased as a result of agency and direct bill insurance commissions, loan origination fees, Handy Check income, and ATM usage fees. Other noninterest income decreased from the prior year primarily as the result of the elimination of credit card interchange fees associated with the sale of the credit card portfolio in 1999.

Noninterest expenses were $31,604 for the nine month period ending September 30, 2000, compared to $30,987 for the same period in 1999, or an increase of 1.99%. Depreciation expense related to the recent placement of new premises, equipment, and other technology enhancements has been the most significant increase in noninterest expense between these periods. The increase in noninterest expense has been minimized by the reduction of acquisition costs and credit card processing costs incurred during the first six months of 1999. The remaining components of noninterest expense reflect increases due to the acquired insurance companies as well as normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expenses for the quarter ending September 30, 2000, increased $437, or 4.23%, compared to the same period in 1999.

Income tax expense was $3,401 for the nine month period ending September 30, 2000, compared to $5,078 for the same period in 1999. Income taxes for 1999 reflect a non-recurring charge associated with the gain realized on the sale of the credit card portfolio. The Company also continues to invest in assets whose earnings are given favorable tax treatment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of September 30, 2000, the Bank has met all capital adequacy requirements to which it is subject.

As of September 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of September 30, 2000
         Total Capital ....................   $ 121,144   14.9%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,944   13.6%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,944    9.3%
           (to Adjusted Average Assets)

As of December 31, 1999
         Total Capital ....................   $ 123,208   15.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 113,294   14.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 113,294    9.9%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $19.57 and $18.71 at September 30, 2000 and December 31, 1999, respectively. Quarterly cash dividends were $.22 per share during the first three quarters of 2000, up from $.21 per share during the fourth quarter of 1999.

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


Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ended September 30, 2000.

   Item 2.     Changes in Securities

               On May 1, 2000, the Company purchased the business of The Southern Insurance Group with the issuance of 70,500 shares of the Company's common stock. The transaction is being accounted for under the purchase method of accounting.

               The Company repurchased 198,560 shares of its common stock during the first nine months of 2000 at an average price of $24.13 per share. Of these shares, 70,500 were later reissued to purchase The Southern Insurance Group. Subsequent to September 30, 2000, 1,625 additional shares have been repurchased, bringing the total shares repurchased to 200,185 with an average cost of $24.10 per share.

               Together these transactions reduced the outstanding shares of common stock of the Company from 6,204,784 to 6,075,099.

   Item 6(a)   Exhibit 27 - Financial Data Schedule

   Item 6(b)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the third quarter of 2000. However, a report on Form 8-K was filed October 2, 2000, to report Item 5: Other Events. At a special called meeting Friday, September 22, 2000, the Board of Directors of
               The Peoples Holding Company elected E. Robinson McGraw President and Chief Executive Officer of the Company and its subsidiary, The Peoples Bank and Trust Company. Mr. McGraw will succeed John
               W. Smith, 65, who is retiring October 31, 2000, after 29 years of service with the Bank, the last seven as President and Chief Executive Officer. Mr. Smith will remain on the Board of Directors of both the Company and the Bank. Mr. McGraw has been with the Bank since 1974, serving as Executive Vice President since 1993. The transition will start immediately and Mr. McGraw will assume the responsibilities of the office November 1, 2000.





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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  November 13, 2000              /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer