Form 10-K405
period 2000-12-31
PEOPLES HOLDING CO
filed 2001-03-19
CIK 715072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2000
                         Commission file number 1-13253

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X___NO_____

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 2000 annual meeting of shareholders, which statement is incorporated by reference in Part III of this Form 10-K. YES_____NO__X___

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2001, was $115,788,560, based on 6,046,400 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of annual Proxy Statement dated March 19, 2001, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                           THE PEOPLES HOLDING COMPANY

                                    Form 10-K

                      For the year ended December 31, 2000

                                    CONTENTS

PART I
       Item 1.      Business
       Item 2.      Properties
       Item 3.      Legal Proceedings
       Item 4.      Submission of Matters to a Vote of Security Holders

PART II
       Item 5.      Market for Registrant's Common Equity and Related
                       Stockholder Matters
       Item 6.      Selected Financial Data
       Item 7.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
       Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
       Item 8.      Financial Statements and Supplementary Data
       Item 9.      Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

PART III
       Item 10.     Directors and Executive Officers of the Registrant
       Item 11.     Executive Compensation
       Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management
       Item 13.     Certain Relationships and Related Transactions

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

Organization

The Registrant commenced business on July 1, 1983, and the acquisition of the Bank was also consummated at that time. All of the Registrant's business activities are conducted through the Bank and the Bank's wholly-owned subsidiaries, Peoples Insurance Agency, Dominion Life and Health P.A., Alliance Finance Company and Dominion Company (Dominion companies). The Bank accounts for substantially all of the assets and revenues of the Registrant. On December 31, 2000, the Registrant had 41 banking offices in Tupelo, Aberdeen, Amory, Batesville, Belden, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch,
Pontotoc,  Saltillo,  Sardis,  Shannon,  Smithville,  Southaven,  Verona,  Water
Valley, West Point, and Winona, Mississippi. The Registrant also had three insurance offices located at Corinth, Louisville and Tupelo.

All members of the Board of Directors of the Registrant are also members of the Board of Directors of the Bank. Responsibility for the management of the Bank and its subsidiaries remains with the Board of Directors and Officers of the Bank; however, management services rendered to the Bank by the Registrant are intended to supplement the internal management of the Bank and expand the scope of banking services normally offered by them.

The Bank, which is the Registrant's subsidiary, was established in February 1904 as a state-chartered bank. It is insured by the Federal Deposit Insurance Corporation.

As a commercial bank, a complete range of banking and financial services is provided to individuals and small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines located throughout our market area and our PC Banking product provide 24-hour banking services. Accounts receivable factoring is also available to qualified businesses. In addition to a wide variety of fiduciary services, the Bank administers (as trustee or in other fiduciary or representative capacities) pension, profit-sharing and other employee benefit plans, and personal trusts and estates. In addition to offering annuities and mutual funds, the acquisition of the insurance agencies has expanded the Registrant's product and delivery network to include personal and business insurance coverages. Neither the Registrant nor the Bank has any foreign activities.

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

The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception is for engaging in or acquiring shares of a company whose activities are found by the Board to be so closely related to banking or managing banks as to be a proper incident thereto. In making such determinations the Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency of resources versus the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

The Bank Holding Company Act of 1956 was recently amended to permit "financial bank holding companies" to engage in a broad range of financial activities. The new legislation, the Gramm-Leach-Bliley Act, was enacted on November 12, 1999, and became effective on March 11, 2000. The Act sets forth requirements to be met in order to engage in financial activities and defines those financial activities. Presently, the Company is considering the implications of the Act, but has no current plans to form a financial holding company.

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

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2000, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 17.06% of the Bank's consolidated net assets.

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

Personnel

At December 31, 2000, the Registrant and its subsidiary employed 581 people on a full-time equivalent basis.

Dependence Upon a Single Customer

Neither the Registrant nor its subsidiary is dependent upon a single customer or upon a limited number of customers.

Segment Reporting

The information under the caption "Note L - Segment Reporting" on pages 48 through 50 of the Registrant's 2000 Form 10-K is incorporated herein by reference.

Acquisition of Certain Assets and Liabilities

The information under the caption "Note B - Business Combinations" on pages 38 through 39 of the Registrant's 2000 Form 10-K is incorporated herein by reference.

Executive Officers of the Registrant

The principal executive officer of the Company and its subsidiary as of December 31, 2000, is as follows:

              Name                       Age
       E. Robinson McGraw                 54

Position and Office:
Director, President, and Chief Executive Officer of the Company since November 2000.

Executive Vice President of the Bank from September 1993 until October 2000; Director, President and Chief Executive Officer of the Bank since November 2000.

All of the Registrant's officers are appointed annually by the appropriate Board of Directors to serve at the discretion of the Board.

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest
          Rates and Interest Differential (In Thousands)

                                                                                    2000
                                                            -------------------------------------------------
                                                             Tax Equivalent    Average Balance      Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Earning Assets
   Loans, net of unearned income
      Commercial ..........................................      $ 38,014        $    418,969         9.07%
      Consumer ............................................        19,196             209,969         9.14%
      Other loans .........................................        16,314             187,650         8.69%
                                                            -----------------  -----------------
            Total Loans, Net ..............................        73,524             816,588         9.00%

   Other ..................................................           459               7,546         6.08%

   Taxable securities
      U. S. Government securities .........................         2,832              49,530         5.72%
      U. S. Government agencies ...........................         3,046              48,817         6.24%
      Mortgage-backed securities ..........................         5,693              89,987         6.33%
      Other securities ....................................           700               7,935         8.82%
                                                            -----------------  -----------------
            Total Taxable Securities ......................        12,271             196,269         6.25%

   Tax-exempt securities
      Obligations of states and political subdivisions ....         6,633              84,146         7.88%
                                                            -----------------  -----------------
            Total Securities ..............................        18,904             280,415         6.74%
                                                            -----------------  -----------------
                    Total Earning Assets ..................        92,887           1,104,549         8.41%

Cash and due from banks ...................................                            39,299
Other assets, less allowance for loan losses ..............                            53,409
                                                                               -----------------
                        Total Assets ......................                      $  1,197,257
                                                                               =================

Interest-Bearing Liabilities
   Interest-bearing demand deposit accounts ...............         2,475        $     71,373         3.47%
   Savings and money market accounts ......................         9,078             273,217         3.32%
   Time deposits ..........................................        30,616             545,583         5.61%
                                                            -----------------  -----------------
        Total Interest-Bearing Deposits ...................        42,169             890,173         4.74%

        Total Other Interest-Bearing Liabilities ..........         1,963              43,396         4.52%
                                                            -----------------  -----------------
                  Total Interest-Bearing Liabilities ......        44,132             933,569         4.73%

Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                           141,094
   Other liabilities ......................................                             4,690
   Shareholders' equity ...................................                           117,904
                                                                               -----------------
            Total Liabilities and Shareholders' Equity ....                      $  1,197,257
                                                                               =================
Net interest income/net interest margin ...................      $ 48,755                             4.41%
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

                                                                               2000 Compared To 1999
                                                                     ----------------------------------------
                                                                             Increase (Decrease) Due To
                                                                     ----------------------------------------
                                                                        Volume          Rate        Net (1)
                                                                     ------------  -------------  -----------
Interest income:
Loans, net of unearned income ....................................     $ 4,422        $  1,767       $ 6,189

Securities
   U. S. Government and agency securities ........................        (149)           (131)         (280)
   Obligations of states and political subdivisions ..............          62             (54)            8
   Mortgage-backed securities ....................................        (521)            206          (315)
   Other securities ..............................................         286              (7)          279

Other ............................................................         (38)             91            53
                                                                     ------------  -------------  -----------
Total interest-earning assets ....................................       4,062           1,872         5,934

Interest expense:
Interest-bearing demand deposit accounts .........................         478             141           619
Savings accounts .................................................        (316)            810           494
Time deposits ....................................................       2,101           3,478         5,579
Other ............................................................         662            (564)           98
                                                                     ------------  -------------  -----------
Total interest-bearing liabilities ...............................       2,925           3,865         6,790
                                                                     ------------  -------------  -----------
Change in net interest income ....................................     $ 1,137        $ (1,993)      $  (856)
                                                                     ============  =============  ===========

(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.


                                                                               1999 Compared To 1998
                                                                     ----------------------------------------
                                                                             Increase (Decrease) Due To
                                                                     ----------------------------------------
                                                                        Volume          Rate        Net (1)
                                                                     ------------  -------------  -----------
Interest income:
Loans, net of unearned income ....................................     $ 7,748        $ (4,158)      $ 3,590

Securities
   U. S. Government and agency securities  .......................        (753)           (128)         (881)
   Obligations of states and political subdivisions ..............         648            (156)          492
   Mortgage-backed securities ....................................        (209)           (196)         (405)
   Other securities ..............................................          30             (28)            2

Other ............................................................        (542)            (36)         (578)
                                                                     ------------  -------------  -----------
Total interest-earning assets ....................................       6,922          (4,702)        2,220

Interest expense:
Interest-bearing demand deposit accounts .........................        (105)            (70)         (175)
Savings accounts .................................................       1,467            (118)        1,349
Time deposits ....................................................         376          (2,016)       (1,640)
Other ............................................................         433             (59)          374
                                                                     ------------  -------------  -----------
Total interest-bearing liabilities ...............................       2,171          (2,263)          (92)
                                                                     ------------  -------------  -----------
Change in net interest income ....................................     $ 4,751        $ (2,439)      $ 2,312
                                                                     ============  =============  ===========

(1) The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Table 3 - Investment Portfolio
(In Thousands)

The following tables set forth the amortized cost of securities at December 31:

                                                       2000          1999          1998
                                                   -----------   -----------   -----------
Held to maturity:

U. S. Government and agency securities ...........   $            $             $   2,234
Obligations of state and political subdivisions ..     85,658        85,611        76,893
Other securities .................................                                     49
                                                   -----------   -----------   -----------
                                                     $ 85,658     $  85,611     $  79,176
                                                   ===========   ===========   ===========


                                                       2000          1999          1998
                                                   -----------   -----------   -----------
Available for sale:

U. S. Government and agency securities ...........   $ 98,998     $  92,858     $ 104,997
Other securities .................................     94,023        93,508       108,141
                                                   -----------   -----------   -----------
                                                    $ 193,021     $ 186,366     $ 213,138
                                                   ===========   ===========   ===========


The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities at December 31, 2000:

                                                       After One               After Five
                                 Within                But Within              But Within                After
                                One Year               Five Years              Ten Years               Ten Years
                         ---------------------   ---------------------   ---------------------   ---------------------
Held to Maturity:
Obligations of state
   and political
   subdivisions ........  $  3,045     8.78%      $ 21,128     7.68%      $ 46,468     7.34%      $ 15,017     7.31%
                         ==========              ==========              ==========              ==========
Available for Sale:
U. S. Government
  and agency
  securities ...........  $ 34,629     5.72%      $ 64,369     6.08%      $
Other securities .......    10,681     6.55%        53,316     6.76%        30,026     6.70%
                         ----------              ----------              ----------
                 Total    $ 45,310                $117,685                $ 30,026
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

Table 4 - Loan Portfolio
(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2000, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Real estate mortgage loans and consumer loans are excluded, while net receivables on leased equipment are included in commercial, financial and agricultural loans in the consolidated financial statements. Also, amounts due after one year are classified according to their sensitivity to changing interest rates.

                                                         Loan Maturities
                                -------------------------------------------------------------------
                                                     After One         After
                                     Within         But Within          Five
                                    One Year        Five Years         Years             Total
                                ---------------  ---------------  ---------------  ----------------
Commercial, financial and
   agricultural ...............   $   94,931         $  53,931        $  13,799         $ 162,661
Real estate - construction ....       23,998             1,708                             25,706
                                ---------------  ---------------  ---------------  ----------------
                                  $  118,929         $  55,639        $  13,799         $ 188,367
                                ===============  ===============  ===============  ================


                                                     Interest Sensitivity
                                                 ---------------------------
                                                    Fixed        Variable
                                                     Rate          Rate
                                                 ------------  -------------
Due after 1 but within 5 years .................   $ 53,791      $  1,848
Due after 5 years ..............................     13,752            47
                                                 ------------  -------------
                                                   $ 67,543      $  1,895
                                                 ============  =============

Table 5 - Time Deposits
(In Thousands)

The following table shows the maturity of time deposits over $100 at December 31, 2000:

             Less than 3 Months .............  $   49,765
             3 Months- 6 Months .............      53,788
             6 Months-12 Months .............      68,468
               Over 12 Months ...............      21,756
                                              --------------
                                                $ 193,777
                                              ==============

Short-term Borrowings
(In Thousands)

The bank borrowed $20,000 in short-term borrowings from the Federal Home Loan Bank (FHLB) on October 20, 1999, in anticipation of potential Y2K cash needs at a rate of 5.85%. The $20,000 was outstanding on December 31, 1999. The Federal Home Loan Bank note matured and was repaid on January 21, 2000. The average balances of other short-term borrowings for 2000 and 1999 were $11,259 and $3,243 at weighted average rates of 6.15% and 5.00%, respectively.

ITEM 2. PROPERTIES

The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. The Technology Center, also located in Tupelo, Mississippi, houses the electronic data processing, proof, and statement rendering. In addition, the Bank operated thirty-two (32) full-service branches, and nine (9) limited-service branches. The Bank has two (2) full-service branches in West Point; one (1) full-service branch and two (2) limited-service branches in Booneville; one (1) full-service branch and one (1) limited-service branch in Amory, Corinth, Louisville, Pontotoc, and Southaven; one (1) full-service branch each at Aberdeen, Batesville, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Iuka, New Albany, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Verona, Water Valley, and Winona, Mississippi; one (1) limited service branch at Smithville, Mississippi; and seven (7) full-service branches and one (1) limited-service branch in Tupelo, Mississippi. The Insurance divisions have one office each in Corinth, Louisville and Tupelo.

The Registrant leases three branch locations for use in conducting banking activities and one location for Dominion Insurance. The aggregate annual rental for all leased premises during the year ending December 31, 2000, did not exceed five percent of the Bank's operating expenses.

It is anticipated that in the next several years, branch renovations and construction will be completed at Corinth and Pontotoc, Mississippi. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending or threatened at December 31, 2000, which in the opinion of the Company could have a material adverse effect upon the Company's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The public market for The Peoples Holding Company common stock is limited. The stock trades on the American Stock Exchange under the ticker symbol PHC. At February 16, 2001, there were approximately 2,745 shareholders of record based on the number of record holders.


                                                      Prices
                            Dividends      ----------------------------
                            Per Share          Low             High
                           -----------     ------------   -------------
2000
1st Quarter ..............   $ .220         $ 23.75          $ 28.50
2nd Quarter ..............     .220           18.88            25.25
3rd Quarter ..............     .220           19.00            21.25
4th Quarter ..............     .220           17.81            21.00


1999
1st Quarter ..............   $ .210         $ 30.50          $ 36.75
2nd Quarter ..............     .210           29.63            36.00
3rd Quarter ..............     .210           27.00            34.00
4th Quarter ..............     .210           28.38            34.25

ITEM 6. SELECTED FINANCIAL DATA

(Not covered by Report of Independent Auditors)
(In Thousands, Except Share Data)

                                            2000         1999         1998         1997          1996
                                        ------------ ------------ ------------ ------------ -------------
Year ended December 31:
Interest Income .......................  $   89,434   $   83,500   $   81,280   $   75,321   $    69,221
Interest Expense ......................      44,132       37,342       37,434       33,428        29,710
Provision for Loan Losses .............       6,373        3,192        2,591        2,304         2,837
Noninterest Income ....................      18,529       19,476       14,461       12,181        11,182
Noninterest Expense ...................      42,474       41,480       39,338       36,051        33,987
                                        ------------ ------------ ------------ ------------- ------------
Income Before Income Taxes ............      14,984       20,962       16,378       15,719        13,869
Income Taxes ..........................       3,800        6,182        4,697        4,716         4,151
                                        ------------ ------------ ------------ ------------- ------------
Net Income ............................  $   11,184   $   14,780   $   11,681   $   11,003   $     9,718
                                        ============ ============ ============ ============= ============

Per Common Share:
Net Income ............................  $     1.83   $     2.38   $     1.88   $     1.77   $      1.57
Book Value at December 31 .............       20.09        18.71        17.80        16.61         15.35
Market Value at December 31 ...........       18.00        28.88        32.31        35.67         24.50
Cash Dividends Declared and Paid-PHC ..         .88          .84          .72          .57           .50
Cash Dividends Declared and
   Paid-Inter-City ....................                                   .36          .27          1.48

At December 31:
Loans, Net of Unearned Income .........  $  815,854   $  799,085   $  729,156   $  661,572   $   593,381
Securities ............................     278,574      266,744      293,639      250,923       246,924
Assets ................................   1,211,940    1,162,959    1,107,795    1,011,942       927,451
Deposits ..............................   1,046,605      978,958      960,295      870,082       801,545
Borrowings ............................      24,549       51,269       22,476       18,959        11,729
Shareholders' Equity ..................     121,661      116,089      110,209      103,113        95,253

Selected Ratios
Return on Average:
   Total Assets .......................        .93%        1.29%        1.09%        1.13%         1.08%
   Shareholders' Equity ...............       9.49%       13.19%       10.85%       11.07%        10.53%
Average Shareholders' Equity to
   Average Assets .....................       9.85%        9.77%       10.07%       10.25%        10.22%

At December 31:
Shareholders' Equity
   To Assets ..........................      10.04%        9.98%        9.95%       10.19%        10.27%
Allowance for Loan Losses
   To Total Loans .....................       1.29%        1.26%        1.34%        1.39%         1.59%
Allowance for Loan Losses
   To Nonperforming Loans .............     147.89%      126.47%      261.95%      191.39%       206.29%
Nonperforming Loans to
   Total Loans ........................        .87%        1.00%         .51%         .73%          .77%
Dividend Payout .......................      47.76%       35.24%       36.89%       31.38%        33.52%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)

Overview

Year 2000, much like 1999, was a year of challenge for the banking industry. The year began with rising interest rates, the moving toward an inflation bias by the Federal Reserve (the Fed), and robust competition among financial institutions. Specials, particularly in certificates of deposit, became a weekly norm. As the year progressed, the stock market began to falter somewhat, especially in high-tech stocks.

Economic reports in early 2000 indicated strong growth. Consumer spending either met or exceeded expectations during the 1999 holiday season. Growth continued during the first quarter as indicated by the strong industrial activity, consumer spending, and commercial and residential construction. Even though the labor market was tight, wages showed only moderate increases. Loan demand, while still strong, was beginning to soften as interest rates continued to rise.

By mid year, reports indicated that the economy was still growing, but at a more moderate rate. Consumer spending, manufacturing, and construction were softening. Energy prices were increasing as demand outpaced supply. Retail sales were flat to low and loan demand at banks was weaker. Credit quality concerns began to surface at banks across the country. And while the Fed did not change interest rates during this time, an inflationary bias was maintained.

By year end, the labor market, while still tight, was showing further signs of easing. In particular, the softening of automobile sales had led to the scaling back of production. While residential and commercial real estate remained strong, signs of slowing had begun. Loan demand was weaker as lenders tightened credit standards and banks found themselves with smaller margins as competition for deposits drove prices for certificates of deposit well over Treasury rates.

While the Fed voiced concerns over inflation, rumblings among economists were beginning to spell the need to cut rates. News of the slowing economy had hit the airways, but the Fed continued to keep the federal funds rate at 6.50%, up from 5.50% from the previous year. Then, at its December meeting, the Fed moved from an inflation bias to a weakness bias. This ultimately preceded the rate cuts in federal funds in early January 2001 by 50 basis points and again in early February by an additional 50 basis points.

The Company's performance for 2000 was down due to two primary reasons: the decline in the net interest margin and credit deterioration. Interest rate pressures resulted in higher funds cost due to both higher rates and a dis-intermediation of deposit accounts. In following a national trend, loan losses accelerated during 2000. Losses were prevalent in most loan categories. Noninterest income, excluding the gain from the credit card sale during 1999, was up 17.58%. Noninterest expense was up a moderate 2.40%, of which 41.85% was due to depreciation on new technological systems.

Net income was $11,184, down 24.33% from 1999. Net income for 1999 and 1998 was $14,780 and $11,681, respectively. Earnings per share were $1.83, $2.38, and $1.88 for 2000, 1999, and 1998, respectively.

Two primary measures of performance that are used by the Company are return on average assets (ROA) and return average equity (ROE).

Return on Average Assets

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
         .93%     1.29%     1.09%     1.13%     1.08%

Return on Average Equity

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        9.49%    13.19%    10.85%    11.07%    10.53%

The Company ended the year with total assets of $1,211,940, up 4.21% over 1999. Growth was 4.98% in 1999 with total assets at December 31, 1999, of $1,162,959.

On May 1, the Company acquired, through its bank subsidiary, Reed Johnson Insurance Agency, the Southern Insurance Group. The Company issued 70,500 shares of stock for the agency. In conjunction with the acquisition, the two agencies were renamed The Peoples Insurance Agency, Incorporated. On September 1, the Company's bank subsidiary purchased, in a cash transaction, the Dominion Insurance Agency. Both acquisitions were accounted for under the purchase method of accounting.

Effective November 1, E. Robinson McGraw became the eighth president of the Company, replacing John W. Smith who retired after 29 years of service.

Results of Operations

Net interest income on a tax equivalent basis declined $566, or 1.15%, from $49,321 in 1999 to $48,755 in 2000. Of the tax equivalent change, $1,232 was due to the favorable growth in earning assets with a decrease of $1,798 due to rate. While the tax equivalent yield on earnings assets was up 23 basis points, the cost of interest-bearing liabilities rose 47 basis points. This increase in the costing liabilities resulted from competitive pressure for deposits to fund loan growth. The most significant growth in deposits was from certificates of deposits.

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

Average Earning Assets to Total Average Assets

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
       92.26%    92.41%    92.57%    92.54%    91.90%

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

Net interest margin, the tax equivalent net yield on earning assets, was down 24 basis points for 2000. In past periods, the Company's net interest margin had generally been above peer banks; however, during the year as deposit costs rose, the margin declined to peer average. The trend of a falling margin is due to interest rate changes and intense competition from other banks and non-banks.

Net Interest Margin - Tax Equivalent

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        4.41%     4.65%     4.70%     4.91%     5.00%

Net interest margin was down for 1999. While the Company's trend followed the national trend, its net interest margin was higher than most peer banks.

Loan interest income is the largest component of interest income. Loans are the most significant earning asset of the Company and comprised 67.32% and 68.71% of the assets at December 31, 2000 and 1999, respectively. During 2000, the Company sold approximately $7,951 in student loans and curtailed its sales finance division (indirect lending) which reduced the loan growth to 2.10%. The major growth came from mortgage loans, up 8.93% over 1999. Loan growth was much higher in 1999 despite rate increases during the year and the sale of approximately $18,000 in credit card loans. Overall loan growth in 1999 was 9.59%, with the most significant percentage growth in real estate construction and mortgages.

The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

Loan Portfolio

                                            2000           1999          1998          1997         1996
                                        -----------    -----------   -----------   -----------  -----------
Commercial, financial, agricultural ...   $162,661       $155,785      $136,249      $119,509     $112,092
Real estate-construction ..............     25,706         37,437        26,410        24,930       21,022
Real estate-mortgage ..................    501,454        460,348       405,352       368,688      323,283
Consumer ..............................    126,033        145,515       161,145       148,445      136,984
                                        -----------    -----------   -----------   -----------  -----------
   Total loans net of discount ........   $815,854       $799,085      $729,156      $661,572     $593,381
                                        ===========    ===========   ===========   ===========  ===========

The tax equivalent loan interest income was $73,524, $67,208, and $63,528 for the years ended December 31, 2000, 1999, and 1998, respectively. The increase for 2000 was attributable to an increase in loan volume that accounted for $4,466 in income, and an increase in pricing which accounted for $1,850. The increase in 1999 was due to an increase in the average volume over 1998 of $83,636, up 12.27%. The tax equivalent yield on those loans was down 54 basis points to 8.78%. Although the tax equivalent yield on loans for 1998 was down 14 basis points, loan interest income grew from an increase of 9.63% in average loan volume.

Investment income is the second largest component of interest income. The securities portfolio is used to provide term investments, to provide a source of meeting liquidity needs, and to supply securities to be used in collateralizing public funds. Interest income on a tax equivalent basis from the portfolio decreased $150 or .79% for 2000. Even though the Company ended the year with an increase in the portfolio of $11,830, the average balance on securities decreased $5,654. By third quarter the loan market had softened leaving excess deposits dollars to be invested in securities. The portfolio yield on a tax equivalent basis increased from 6.66% in 1999 to 6.74%, or 8 basis points, in 2000.

Securities by Sector Allocation

                 Sector                               2000       1999
                 ------                             -------    -------
U. S. Treasury securities ........................     18%        17%
U. S. Government agencies ........................     18%        17%
Mortgage-backed securities .......................     30%        33%
Obligations of states and political subdivisions .     31%        32%
FHLB stock .......................................      3%         1%
                                                    -------    -------
                                                      100%       100%

For 1999 the portfolio decreased $26,895, or 9.16%, from the previous year. This reduction was the result of allocating additional resources to the growth in higher yielding loans. The majority of the Company's investments were in the mortgage-backed and municipal sectors. Investment income on a tax equivalent basis was down from $19,476 in 1998 to $19,054 in 1999. This decrease in interest was the result of a drop in the average volume of securities from $289,091 to $286,069 and a decrease in the tax equivalent yield of 8 basis points. The tax equivalent yield of the portfolio was 6.66% and 6.74% for 1999 and 1998, respectively. The investment income for 1998 was up slightly due to an increase in volume. The average portfolio was up $25,777. The tax equivalent yield on the portfolio was down 9 basis points from 1997.

The tax equivalent yields on earning assets were 8.41%, 8.18%, and 8.49%, for 2000, 1999, and 1998, respectively. The Company relies on deposits as its major source of funds. Deposits represented 86.36% and 84.18% of total assets at December 31, 2000 and 1999, respectively. Non interest-bearing deposits were $131,718 and $140,015 at December 31, 2000 and 1999, respectively. This represented 10.87% and 12.04% of total assets at those dates. The balance in this account may fluctuate significantly from day to day. The average balance for 2000 was down $3,357 primarily due to consumers continuing to move their deposits to interest-bearing accounts. During 1999, the Company experienced an average growth in non-interest bearing accounts of $13,682 over 1998.

Interest-bearing deposits at December 31, 2000 and 1999 were $914,887 and $838,943, respectively. These deposits grew 9.05% during 2000, principally from certificates of deposit. The market place remained very competitive during the year as banks became creative in developing products that would attract new customers. The high loan demand early in the year fueled the need for banks to raise deposits to support the growth in loans.

During 1999 these deposits grew 3.86%. On an average basis, these accounts were up from $792,023 in 1998 to $843,747 in 1999 representing a 6.53% growth. During 1999 new products were introduced for the interest-bearing transaction and money market accounts. These accounts were well received and resulted in the majority of the growth experienced during that year.

Interest-Bearing Deposits to Total Deposits

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
       86.32%    85.38%    85.83%    85.42%    85.06%

Interest expense for deposits was $42,169, $35,477, and $35,943 for 2000, 1999, and 1998, respectively. The cost of interest-bearing deposits was 4.74%, 4.20%, and 4.54% for the same periods.

Less reliance was placed on borrowed funds toward the end of 2000. The balance in borrowed funds, including the treasury tax and loan account and loans from the Federal Home Loan Bank, was down $26,720, or 52.12%. The average balances of borrowed funds were $43,396 and $32,029 for 2000 and 1999, respectively. Interest expense was up from $1,865 in 1999 to $1,963. The cost of those funds was 4.52%, down from 5.82% in 1999.

Interest expense for borrowed funds increased from $1,491 in 1998 to $1,865 in 1999. These funds were necessary to fund the loan growth for 1999, particularly to fund longer-term loans. In addition, the bank borrowed 90-day funds from the Federal Home Loan Bank to meet its Y2K needs. In 1998, the Company also used Federal Home Loan Bank money to fund longer-term loans. Interest rates were low and customers were taking advantage of the environment by locking in rates for longer terms. In order to minimize interest rate risk, the Company match-funded these loans with funds from the Federal Home Loan Bank.

The provision for loan losses was $6,373, $3,192, and $2,591 for 2000, 1999, and 1998, respectively. The Company experienced deterioration in credit for both commercial and mortgage loans.

Provision for Loan Losses to Average Loans

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        .78%      .42%      .38%      .37%      .50%

Total noninterest income includes service charges on deposit accounts, fees and commissions, trust revenue, security gains, and other non-interest income accounts. Noninterest income for 2000 increased 17.58% over the core noninterest income for 1999. During the second quarter of 1999, the company sold its credit card portfolio and reported a gain of $3,717. Noninterest income was up 8.98%, excluding the credit card gain, over 1998. The Company experienced 18.72% growth in 1998.

Noninterest Income (Less Securities Gains/Losses) to Average Assets

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        1.55%     1.37%*    1.35%     1.26%     1.23%

* Ratio does not include the gain on the sale of the credit card portfolio.

Service charges on deposit accounts comprised 9.00% of gross revenue for 2000. These fees were up 17.01% over the prior year with a total of $9,722. The Company continued to implement recommendations from the Sheshunoff Management engagement through establishing a new fee structure primarily for servicing of deposit accounts.

Service charges on deposit accounts in 1999 were $8,309, up 13.62% over 1998. The Company implemented a number of service charge changes that had been recommended during 1998 and 1999 by the Alex Sheshunoff Management Services, Inc. These changes involved restructuring the charges related to overdrafts and other products. Service charges for 1998 were up 6.08% over 1997. This increase was due to charges related to the growth in transaction accounts.

Fees and commissions of $5,209, representing 4.82% of gross revenue, were up 57.75% for 2000 over 1999. While the Company is cognizant of the significance of fees as a source of revenue, the largest contributor to this increase came from the sale of insurance products. The Company expanded its commitment to enhancing products and their related fees by acquiring Southern Insurance and the Dominion companies during 2000. Integration of insurance products into the bank will continue during 2001.

Fees and commissions for 1999 were $3,302, up 22.12% over 1998. The increase was due to commissions from the sale of annuities and mutual funds, loan document preparation fees, and other loan fees. The Company experienced a decrease in mortgage and underwriting fees due to a slowdown in the demand for mortgage products. For 1998, fees and commissions were $2,704, up 55.40% over 1997. The growth for 1998 was attributable to commissions on annuity and mutual fund sales and sales of mortgage loans.

While the growth in trust revenue had slowed during 2000, its fees increased 8.82% from 1999 to $1,024. This increase is due to both the offering of cash management products as well as increased volume of business. Trust revenue for 1999 was up 11.23% from $846 due to increased volume. In 1998, trust revenue was up 17.66% over 1997.

During 1999, the Company sold its credit card portfolio. Approximately $18,000 in loans were sold resulting in a gain of $3,717.

Other noninterest income was $2,574, down from $3,122, or 17.55%, for 2000. This decrease was the result of a loss in fees from the sale of the credit card portfolio in mid 1999 and the continued decline in the sale of credit life insurance.

Other noninterest income for 1999 was $3,122, down 11.73% from 1998. Despite the loan growth experienced during 1999, credit life income was down 19.81%, an impairment charge related to the mortgage servicing value was recorded for approximately $100, and due to the sale of the credit card portfolio, credit card interchange fees were down 40.49%. For 1998, other noninterest income was up 23.28%. The primary growth came from credit card income and the sale of mortgage loans.

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment, and other noninterest expense. Noninterest expense was $42,474, $41,480, $39,338 for 2000, 1999 and 1998, respectively.
Noninterest  expense  grew  2.40%,  5.45%,  and  9.12%  for  2000,  1999,  1998, respectively. The increase is attributable to the purchase of new computers and software during 1999 and 2000. The expenditures were made in order to provide better customer service, enhance productivity, and establish better risk measurements.

Noninterest Expense to Average Assets

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        3.55%     3.62%     3.68%     3.72%     3.76%

Salaries and benefits were up a modest 1.21%, or $270 for 2000. This slow growth resulted from the increase in staff efficiencies, the changing of health and life insurance carriers, the reduction of employee overtime, and the absence of nonrecurring personnel costs from 1999. Overall, staffing increased from the addition of two insurance agencies in 2000. In addition, the Company did not pay an incentive bonus or make an ESOP contribution for 2000.

Salaries and employee benefits were $22,398 for 1999, up $1,033 or 4.84% over 1998. While regular payroll was down approximately 2% from the prior year, overtime pay jumped $192 or 36.57%. On January 2, 1999, the Company began implementing changes aimed at streamlining its operation. Namely, the support functions for loans as well as other back-office functions were consolidated. Due to the installation of new computer systems, employees spent overtime in getting those systems operational. Health insurance, pension, and ESOP costs were down 6.95%, 4.44%, and 46.67%, respectively. The Company expensed $1,564 in employee incentive pay for 1999 compared to $332 for 1998. In addition, the Company did incur a substantial cost related to employment contracts in the merger with Inter-City Federal Bank for Savings. This resulted in an increase in other benefits of 12.32%. Salaries and employee benefits were up 6.48% over 1997. This increase was the result of increases in regular payroll, overtime and incentives, health insurance, and other employee benefits.

Data processing expenses were down 20.61% from $4,007 in 1999 to $3,181 in 2000. The decrease in this account was due to the reduction in data processing related to the sale of the credit card portfolio in 1999, the reduction in computer costs related to running dual systems during the computer conversion for the Trust profit center during 1999, and the renegotiation of the contract with Metavante, the company's primary service provider.

Net occupancy expense was up 8.96% for 2000. The $256 change was attributable the addition of new facilities during the year. A new branch was completed in the fourth quarter that replaced a facility that was being leased.

In 1999, net occupancy expense was $2,858, up 4.69% over 1998. During 1999, the Company capitalized two new facilities and renovated one other facility. These facilities are located in the growing markets of the Company. They were designed to enhance the Company's service quality by providing more convenient locations. In addition, a building that had been acquired in a prior acquisition was sold at a loss. For 1998, net occupancy expense was $2,730, up 3.29% over 1997. The increase for 1998 compared to 1997 was also attributable primarily to additional locations.

Equipment expense for 2000 increased $765, or 36.12% over 1999 as the result of increased depreciation costs of $525. During late 1999 and early 2000, the Company installed a number of computer systems. Due to the specifications of the software, major purchases were made for microcomputers.

Equipment expense for 1999 was $2,118, or 7.19% over 1998. During 1999, the Company installed new computer and software systems, resulting in increased depreciation charges of 11.87%. In addition, the Company purchased other non-capitalized equipment that resulted in a 77.73% increase over the prior year. These expenses were somewhat offset by a gain on the sale of the residual value on leased equipment. For 1998, equipment expense was $1,976, up 7.04% over 1997 due to depreciation charges and repairs and maintenance increases.

Other noninterest expense increased 5.24%, or $529, for 2000 and were more routine when compared to 1999. This increase primarily came from marketing, correspondent bank fees, credit bureau fees, intangible amortization, telephone expense, and stationery and supplies. Reductions in this account were from customer relations expenses, remuneration and temp service fees, fees paid for professional services, and expenses related to other real estate.

For 1999, other noninterest expense was $10,099. With the changes resulting from the Sheshunoff recommendations, both work processes and computer systems changed. Incorporated into these changes was a move toward a more sales-oriented environment with consolidation of the support areas. This led to additional training and travel costs. Travel expenses were up $70, or 21.04% over 1998. In addition, the Company was a sponsor of the LPGA U.S. Open Golf Tournament that was held at Old Waverly. This cost resulted in an increase in public relations expenses of approximately 58.54%. The Company also incurred expenses related to conversions in outsourcing the servicing of its mortgage loan portfolio and in the merger with Inter-City Federal Bank for Savings. Other costs contributing to the increase were temporary employment expenses, marketing, and data processing. Telephone expense was up 17.00% due to the installation of a new phone system. The Call Center was put in place to handle 24-hour service to customers. This system will substantially reduce the calls being handled by the retail divisions. Other expenses for 1998 were $9,866, up 13.82% over 1997. The increase in 1998 compared to 1997 was due to education, special community functions sponsored by the Company, correspondent bank fees, and fees paid to Alex Sheshunoff Management Services, Inc. (consultant).

Efficiency Ratio

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
       63.13%    63.82%    64.56%    64.04%    64.66%

Income tax expense for 2000,  1999,  and 1998 was  $3,800,  $6,182,  and $4,697,
respectively. The effective tax rates for those years were 25.36%, 29.49%, and 28.68%. During the last three years, the Company has increased its holdings in tax exempt securities, tax-free leases and loans. Note H of the Notes to Consolidated Financial Statements provides further details of the income tax expense.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate, and liquidity risks.

Credit Risk

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower or trading counter-party default. The Company's credit risk is monitored and managed by a Loan Committee and a Loss Management Committee. Credit quality and policies are major concerns of these committees. The Company tries to maintain diversification within its loan portfolio in order to minimize the effect of economic conditions within a particular industry.

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including losses on loans assessed as impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The balance of these loans determined as impaired and their related allowance is included in management's estimation and analysis of the allowance for loan losses. If the allowance is deemed inadequate, management sets aside additional reserves by increasing the provision for loan losses.

The allowance for loan losses was $10,536 and $10,058 at December 31, 2000 and 1999, respectively. The Company performed a loan loss adequacy evaluation at the end of the year and has accrued its provision for loan losses based on that calculation.

Allowance for Loan Losses to Loans

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        1.29%     1.26%     1.34%     1.39%     1.59%

The Company's net charge-offs for 2000 and 1999 were $5,895 and $2,876, respectively. Below is a chart showing net charge-offs as a percent of total charge-offs by each sector.

                                          2000        1999       1998       1997      1996
                                        --------    --------   --------   --------  --------
Commercial, financial, agricultural ...   36.25%      25.17%     14.06%      7.02%     9.40%
Real estate-construction ..............    0.56        1.18       1.11       6.42
Real estate-mortgage ..................   27.92        6.36       8.65      18.86      8.50
Consumer ..............................   35.27       67.29      76.18      67.70     82.10
                                        --------    --------   --------   --------  --------
   Total Charge-offs ..................  100.00%     100.00%    100.00%    100.00%   100.00%
                                        ========    ========   ========   ========  ========

During 2000, the Company experienced losses on a limited number of larger dollar loans within its accounts receivable financing portfolio and also within the loan portfolio at two branch locations. These events comprise 62% of the total increase in charge-offs, and are reflected in the commercial and mortgage charge-off totals herein. Management has taken actions to correct the cause of the losses, and does not believe these losses are indicative of losses inherent in the December 31, 2000 portfolio.

The remaining charge-offs from commercial, financial, and agricultural loans came from certain specialized farming and timber operations, inventory and accounts receivable financing, trucking operations, and commercial real estate. In a number of cases, the remaining increase in net charge-offs for real estate mortgages resulted from primary residences being pledged as collateral for commercial business purposes.

During 2000, net charge-offs for consumer loans resulted primarily from losses on automobiles. During 1999, automobile and credit card losses comprised the majority of consumer charge-offs. Management continues to monitor loans and utilize diligent collection efforts.

Net Charge-Offs to Average Loans

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        .72%      .38%      .30%      .40%      .41%

Nonperforming loans are those on which the accrual of interest has stopped or the loan is contractually past due 90 days. Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection.

During 2000, the Company continued to refine the credit scoring process that was implemented in August 1999. The scoring is used as a tool for evaluating credit risk and is proving itself as an effective tool in evaluating credit. Approximately 85% of the losses sustained by the Company during 2000 were loans outstanding before the credit scoring system was implemented.

The loan grading system is also used to assist the Company in evaluating the adequacy of the allowance for loan losses. Loans are segregated according to a grade. Loan grades range between 1 and 7. Grade 1 loans would require only a small allowance while grade 7 loans would be classified as loss, with a 100% reserve.

Non-Accrual, Past Due and Restructured Loans to Loans

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
        .87%     1.01%      .53%      .76%      .81%

Summary of Loan Loss Experience

The table below reflects the activity in the allowance for loan losses for the years ended December 31:


                                            2000            1999            1998           1997           1996
                                       ------------    ------------    ------------   ------------   ------------
Balance at beginning of year .........    $ 10,058        $  9,742        $  9,221       $  9,409       $  8,902

Provision for loan losses ............       6,373           3,192           2,591          2,304          2,837

Charge-Offs
     Commercial, financial,
          agricultural ...............       2,237             882             433            248            273
     Real estate-construction ........          37              41              34            228
     Real estate-mortgage ............       1,746             223             267            667            247
     Consumer ........................       2,338           2,288           1,803          1,909          2,085
                                       ------------    ------------    ------------  ------------    ------------
Total Charge-Offs ....................       6,358           3,434           2,537          3,052          2,605

Recoveries
     Commercial, financial,
           agricultural ..............         100             158             142             73             54
     Real estate-construction ........           4               7              11             68
     Real estate-mortgage ............         100              40              88            197             49
     Consumer ........................         259             353             226            222            172
                                       ------------    ------------    ------------   ------------    ------------
Total Recoveries .....................         463             558             467            560            275
                                       ------------    ------------    ------------   ------------    ------------
     Net Charge-offs .................       5,895           2,876           2,070          2,492          2,330
                                       ------------    ------------    ------------   ------------    ------------
Balance at end of year ...............    $ 10,536        $ 10,058        $  9,742       $  9,221       $  9,409
                                       ============    ============    ============   ============    ============

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented:

                                            2000        1999        1998         1997         1996
                                         ---------   ---------   ----------   ----------   ----------
Commercial, financial, agricultural ...   $ 6,841     $ 7,519     $  7,099     $  6,570     $  6,479
Real estate - construction ............
Real estate - mortgage ................     1,246         195          283          305          202
Consumer ..............................     2,238       1,982        1,933        1,892        1,813
Unallocated ...........................       211         362          427          454          915
                                         ---------   ---------   ----------   ----------   ----------
Total .................................   $10,536     $10,058     $  9,742     $  9,221     $  9,409
                                         =========   =========   ==========   ==========   ==========

Loans by Category to Total Loans

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

                                             2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   -----------
Commercial, financial, agricultural ...      19.94%        19.50%        18.69%        18.06%        18.89%
Real estate - construction ............       3.15          4.68          3.62          3.77          3.54
Real estate - mortgage ................      61.46         57.61         55.59         55.73         54.48
Consumer ..............................      15.45         18.21         22.10         22.44         23.09
                                         -----------   -----------   -----------   -----------   -----------
Total .................................     100.00%       100.00%       100.00%       100.00%       100.00%
                                         ===========   ===========   ===========   ===========   ===========

Loan Loss Analysis
                                             2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   -----------
Loans-average .........................  $  816,588    $  765,199    $  681,563    $  621,716    $  563,155
Loans-year end ........................     815,854       799,085       729,156       661,572       593,381
Net charge-offs .......................       5,895         2,876         2,070         2,492         2,330
Allowance for loan losses .............      10,536        10,058         9,742         9,221         9,409


Loan Ratios
                                             2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   -----------
Net Charge-offs to:
  Loans-average .......................        .72%          .38%          .30%          .40%          .41%
  Allowance for loan losses ...........      55.95%        28.59%        21.25%        27.03%        24.76%

Allowance for loan losses to:
  Loans-year end ......................       1.29%         1.26%         1.34%         1.39%         1.59%
  Non-performing loans ................     147.89%       126.47%       261.95%       191.39%       206.29%

Non-performing loans to:
  Loans-year end ......................        .87%         1.00%          .51%          .73%          .77%
  Loans-average .......................        .87%         1.04%          .55%          .77%          .81%

The following table shows the principal amounts of non-accrual and restructured loans at December 31:

                                             2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   -----------
Non-performing loans
  Non-accruing .......................    $   1,209     $     136     $     204     $   1,070     $   1,655
  Accruing loans past due 90 days or
    more .............................        5,915         7,817         3,515         3,748         2,906
                                         -----------   -----------   -----------   -----------   -----------
Total non-performing loans ...........        7,124         7,953         3,719         4,818         4,561

Restructured loans ...................                        146           178           203           224
                                         -----------   -----------   -----------   -----------   -----------
Total ................................    $   7,124     $   8,099     $   3,897     $   5,021     $   4,785
                                         ===========   ===========   ===========   ===========   ===========

Management and the Loss Management Committee closely monitor loans that are considered to be nonperforming. The Company's loan review staff also monitors the performance of these loans. The interest income forgone and recognized on restructured and nonaccruing loans during 2000 was not significant.

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower's financial condition. Such concessions may include a reduction in interest rates, or a deferral of interest or principal payments.

Real estate acquired through the satisfaction of loan indebtedness (OREO) is recorded at the lower of cost or fair market value based on appraised value, less estimated selling costs. Any deficiency between the loan balance and the purchase price of the property is charged to the allowance for loan losses. Subsequent sales of the property may result in gains or losses to the Company. OREO grew to $2,276 at December 31, 2000, up $1,670 from December 31, 1999, due to the acquisition of the commercial and residential real estate through foreclosure.

Interest Rate Risk

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

The Company has an Asset/Liability Committee (ALCO), which is duly authorized by the Board of Directors to monitor the position of the Company and to make decisions relating to that process. The ALCO's goal is to maximize net interest income while providing the Company with an acceptable level of market risk due to changes in interest rates.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Maturity and Rate Sensitivity Analysis (GAP Analysis). Another test measures the impact on net interest income and net portfolio value (NPV) of an immediate change in interest rates in 100 basis point increments. NPV is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following is the estimated impact of immediate changes in interest rates at the specified levels at December 31:

                                            Percentage Change In:
                              -------------------------------------------------
Change in Interest Rates      Net Interest Income (1)    Net Portfolio Value(2)
   (In Basis Points)             2000         1999         2000         1999
------------------------       --------     --------     --------     --------
          +400 ...............     9.5%       18.7%       (16.1%)      (14.1%)
          +300 ...............     7.2%       14.2%       (11.9%)      (10.2%)
          +200 ...............     4.9%        9.8%        (7.8%)       (6.5%)
          +100 ...............     2.5%        6.2%        (3.7%)       (3.1%)
          -100 ...............    (3.0%)      (2.6%)        3.4%         2.6%
          -200 ...............    (7.0%)      (7.7%)        4.2%         2.3%
          -300 ...............   (11.1%)     (11.1%)        5.8%         5.9%
          -400 ...............   (15.5%)     (15.4%)        6.5%         6.1%

(1)The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios. (2) The percentage change in this column represents NPV of the Company in a stable interest rate environment versus the NPV in the various rate scenarios.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of net interest income and NPV. Actual values may differ from those projections presented in cases where market conditions vary from assumptions used in the calculation of net interest income and the NPV.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is the key to assuring liquidity. Approximately 67% of the Company's time deposits is composed of accounts with balances less than $100. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs. Other sources available for meeting the Company's liquidity needs include available for sale securities. The available for sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank or the treasury tax and loan note account in order to meet liquidity needs.

Repayments and maturities of loans provide substantial sources of liquidity. The Company has approximately 40.58% of loans maturing within the next twelve months.

Average Loan to Deposit Ratio

        2000      1999      1998      1997      1996
       ------    ------    ------    ------    ------
       79.18%    77.43%    73.86%    74.33%    71.36%

Capital Resources

Total shareholders' equity of the Company was $121,661 and $116,089 at December 31, 2000 and 1999, respectively. Shareholders' equity grew 4.80% during 2000, and 5.34% during 1999. The growth in capital for both years was attributable to earnings less dividends declared. During 2000, the Company purchased 218,385 shares of its stock and issued 70,500 shares in an acquisition. During 1999, the Company purchased 27,600 shares of stock, retiring 20,100. In addition, the change in the net unrealized gain (loss) on securities available for sale decreased capital in 2000 by $66 and $3,281 in 1999. Shareholders' equity as a percentage of assets was 10.04% and 9.98% at December 31, 2000 and 1999, respectively.

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

Tier 1 Leverage ratios were 9.48 % and 9.95% at December 31, 2000 and 1999, respectively, meeting the guidelines for a well capitalized company. At December 31, 2000, the total Tier 1 and total risk-based capital were $112,711 and $122,855, respectively. Tier 1 and total risk-based capital at December 31, 1999, were $113,423 and $123,339, respectively. See Note K of the Consolidated Financial Statements for capital ratios.

Cash dividends have increased each consecutive year since 1987 (see selected financial data on page 14 for the previous five years). Book value per share was $20.09 and $18.71 at December 31, 2000 and 1999, respectively. The increase in capital for both years, excluding the effect of the net unrealized gain on securities available for sale, was internally generated due to a retention of earnings of 52.25% and 64.76% during 2000 and 1999, respectively.

SEC Form 10-K

A copy of the annual report on Form 10-K, as filed with the Securities and Exchange Commission, may be obtained without charge by directing a written request to: Stuart Johnson, Executive Vice President, The Peoples Bank & Trust Company, P. O. Box 709, Tupelo, MS 38802-0709.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Interest Rate Risk" on pages 28 through 29 of the Registrant's 2000 Form 10-K is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         Report of Independent Auditors



Board of Directors and Shareholders
The Peoples Holding Company
Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of The Peoples Holding Company and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peoples Holding Company and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                     /s/ Ernst & Young LLP

Memphis, Tennessee
January 31, 2001


                                                  The Peoples Holding Company
                                                  Consolidated Balance Sheets

                                               (In Thousands, Except Share Data)

                                                                         December 31
                                                                 ---------------------------
                                                                     2000           1999
                                                                 ------------   ------------
Assets
    Cash and due from banks .................................... $    27,676    $    42,956
    Interest-bearing balances with banks .......................      29,141            915
                                                                 ------------   ------------
                                       Cash and Cash Equivalents      56,817         43,871
    Time deposits with banks ...................................                        152
    Securities available for sale ..............................     192,916        181,133
    Securities held to maturity (fair value - $85,981  and
        $83,373 at December 31, 2000, and 1999, respectively) ..      85,658         85,611

    Loans ......................................................     815,854        799,085
        Allowance for loan losses ..............................     (10,536)       (10,058)
                                                                 ------------   ------------
                                                       Net Loans     805,318        789,027

    Premises and equipment, net ................................      30,105         27,730
    Other assets ...............................................      41,126         35,435
                                                                 ------------   ------------
                                                    Total Assets $ 1,211,940    $ 1,162,959
                                                                 ============   ============
Liabilities and Shareholders' Equity

Liabilities
    Deposits
        Noninterest-bearing .................................... $   131,718    $   140,015
        Interest-bearing .......................................     914,887        838,943
                                                                 ------------   ------------
                                                  Total Deposits   1,046,605        978,958
   Treasury tax and loan note account ..........................       4,603         12,000
   Advances from the Federal Home Loan Bank ....................      19,946         39,269
   Other liabilities ...........................................      19,125         16,643
                                                                 ------------   ------------
                                               Total Liabilities   1,090,279      1,046,870

Shareholders' Equity
   Common stock, $5 par value - 15,000,000 shares authorized,
        6,212,284 issued; 6,056,899 and 6,204,784 outstanding
        at December 31, 2000 and 1999, respectively.............      31,061         31,061
   Treasury stock, at cost .....................................      (3,688)          (230)
   Additional paid-in capital ..................................      39,931         39,959
   Retained earnings ...........................................      54,423         48,580
   Accumulated other comprehensive loss ........................         (66)        (3,281)
                                                                 ------------   ------------
                                      Total Shareholders' Equity     121,661        116,089
                                                                 ------------   ------------
                      Total Liabilities and Shareholders' Equity $ 1,211,940    $ 1,162,959
                                                                 ============   ============

See notes to consolidated financial statements.

                               The Peoples Holding Company
                            Consolidated Statements of Income

                            (In Thousands, Except Share Data)

                                                      Year ended December 31
                                               ------------------------------------
                                                  2000         1999         1998
                                               ----------   ----------   ----------
Interest Income
   Loans ..................................... $  72,919    $  66,730    $  63,140
   Securities
      Taxable ................................    11,934       12,222       13,506
      Tax-exempt .............................     4,122        4,142        3,650
   Other  ....................................       459          406          984
                                               ----------   ----------   ----------
                        Total Interest Income     89,434       83,500       81,280

Interest Expense
   Deposits ..................................    42,169       35,477       35,943
   Borrowings ................................     1,963        1,865        1,491
                                               ----------   ----------   ----------
                       Total Interest Expense     44,132       37,342       37,434
                                               ----------   ----------   ----------

Net Interest Income ..........................    45,302       46,158       43,846
Provision for loan losses ....................     6,373        3,192        2,591
                                               ----------   ----------   ----------
                 Net Interest Income After
                    Provision for Loan Losses     38,929       42,966       41,255

Noninterest Income
   Service charges on deposit accounts .......     9,722        8,309        7,313
   Fees and commissions ......................     5,209        3,302        2,704
   Trust revenue .............................     1,024          941          846
   Securities gains ..........................                     85           61
   Gain on sale of credit card portfolio .....                  3,717
   Other .....................................     2,574        3,122        3,537
                                               ----------   ----------   ----------
                     Total Noninterest Income     18,529       19,476       14,461
                                               ----------   ----------   ----------

Noninterest Expense
   Salaries and employee benefits ............    22,668       22,398       21,365
   Data processing ...........................     3,181        4,007        3,401
   Net occupancy .............................     3,114        2,858        2,730
   Equipment .................................     2,883        2,118        1,976
   Other .....................................    10,628       10,099        9,866
                                               ----------   ----------   ----------
                    Total Noninterest Expense     42,474       41,480       39,338

Income before income taxes ...................    14,984       20,962       16,378
Income taxes .................................     3,800        6,182        4,697
                                               ----------   ----------   ----------
Net Income ................................... $  11,184    $  14,780    $  11,681
                                               ==========   ==========   ==========

Basic and diluted earnings per share ......... $    1.83    $    2.38    $    1.88
                                               ==========   ==========   ==========

Weighted average shares outstanding .......... 6,108,196    6,205,752    6,201,061
                                               ==========   ==========   ==========

See notes to consolidated financial statements.


                                           The Peoples Holding Company
                                 Consolidated Statements of Shareholders' Equity

                                        (In Thousands, Except Share Data)

                                                                                                          Accumulated
                                                     Common Stock                Additional                  Other
                                                ----------------------  Treasury   Paid-in    Retained   Comprehensive
                                                   Shares     Amount      Stock    Capital    Earnings   Income (Loss)     Total
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------
Balance at December 31, 1997 ................... 6,206,854  $   31,034  $        $   39,876  $  31,637     $     566    $  103,113
Comprehensive income:
Net income .....................................                                                11,681                      11,681
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $159) ....                                                                 302           302
  Less reclassification adjustment for gains
   realized in net income (net of tax of $23) ..                                                                 (38)          (38)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                11,681           264        11,945
Cash dividends - PHC ($.72 per share) ..........                                                (4,184)                     (4,184)
Cash dividends - Inter-City ($.36 per share) ...                                                  (125)                       (125)
Treasury stock purchased and retired ...........   (15,000)        (75)                (465)                                  (540)
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------

Balance at December 31, 1998 ................... 6,191,854  $   30,959  $        $   39,411  $  39,009     $     830    $  110,209
Comprehensive income:
Net income .....................................                                                14,780                      14,780
 Other comprehensive income:
  Unrealized holding losses on securities
   available for sale (net of tax of ($2,447))..                                                              (4,058)       (4,058)
  Less reclassification adjustment for gains
   realized in net income (net of tax of ($32)).                                                                 (53)          (53)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                14,780        (4,111)       10,669
Cash dividends ($.84 per share) ................                                                (5,209)                     (5,209)
Common stock issued for acquisition ............    40,530         203                1,078                                  1,281
Treasury stock purchased .......................    (7,500)                (230)                                              (230)
Treasury stock purchased and retired ...........   (20,100)       (101)                (530)                                  (631)
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------

Balance at December 31, 1999 ................... 6,204,784  $   31,061  $  (230) $   39,959  $  48,580     $  (3,281)   $  116,089
Comprehensive income:
Net income .....................................                                                11,184                      11,184
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $1,985) ..                                                               3,215         3,215
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                11,184         3,215        14,399
Cash dividends ($.88 per share) ................                                                (5,341)                     (5,341)
Common stock issued for acquisition ............    70,500                1,720         (28)                                 1,692
Treasury stock purchased .......................  (218,385)              (5,178)                                            (5,178)
                                                ----------- ----------  -------- ----------  ----------  -------------  ----------

Balance at December 31, 2000 ................... 6,056,899  $   31,061  $(3,688) $   39,931  $  54,423     $     (66)   $  121,661

See notes to consolidated financial statements.

                                               The Peoples Holding Company
                                          Consolidated Statements of Cash Flows

                                                     (In Thousands)

                                                                         Year ended December 31
                                                                 -------------------------------------
                                                                    2000          1999         1998
                                                                 ----------    ----------   ----------
Operating Activities
 Net income ..................................................... $ 11,184      $ 14,780     $ 11,681
 Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses .................................    6,373         3,192        2,591
      Net amortization of securities ............................      258           386          765
      Depreciation and amortization .............................    3,773         3,067        2,656
      Deferred income taxes .....................................      (64)         (862)        (429)
      Gain on sales of interest-bearing assets ..................     (246)       (4,253)        (736)
      (Gain) loss on sales of premises and equipment ............      (93)          (53)         157
      Increase in other assets ..................................     (971)       (2,137)      (2,598)
      Increase (decrease) in other liabilities ..................   (1,250)        1,881        1,405
                                                                 ----------    ----------   ----------
                        Net Cash Provided by Operating Activities   18,964        16,001       15,492
                                                                 ----------    ----------   ----------
Investing Activities
 Purchases of securities available for sale .....................  (30,792)      (95,808)    (105,184)
 Proceeds from sales of securities available for sale ...........                 12,410       16,242
 Proceeds from call/maturities of securities available for sale .   23,826       110,074       63,692
 Purchases of securities held to maturity .......................   (3,160)      (11,899)     (23,928)
 Proceeds from calls/maturities of securities held to maturity ..    3,317         5,483        6,735
 Net increase in loans ..........................................  (62,182)     (131,594)    (151,720)
 Proceeds from sales of loans ...................................   37,029        62,397       81,333
 Proceeds from sales of premises and equipment ..................      225           369          272
 Purchases of premises and equipment ............................   (4,171)       (3,506)      (5,362)
 Net cash paid in business combinations .........................     (518)
                                                                 ----------    ----------   ----------
                            Net Cash Used in Investing Activities  (36,426)      (52,074)    (117,920)
                                                                 ----------    ----------   ----------
Financing Activities
 Net increase (decrease) in noninterest bearing deposits ........   (8,297)      (12,481)      28,293
 Net increase in interest-bearing deposits ......................   75,944        31,144       61,920
 Net increase (decrease) in short-term borrowings ...............   (7,397)        7,045       (1,146)
 Proceeds from other borrowings .................................    2,554        24,250        1,000
 Repayment of other borrowings ..................................  (21,877)       (2,502)      (2,439)
 Acquisition of treasury stock ..................................   (5,178)         (861)        (540)
 Cash dividends paid ............................................   (5,341)       (5,209)      (4,309)
                                                                 ----------    ----------   ----------
                        Net Cash Provided by Financing Activities   30,408        41,386       82,779
                                                                 ----------    ----------   ----------

             Net Increase (Decrease) in Cash and Cash Equivalents   12,946         5,313      (19,649)
Cash and Cash Equivalents at Beginning of Year ..................   43,871        38,558       58,207
                                                                 ----------    ----------   ----------
                         Cash and Cash Equivalents at End of Year $ 56,817      $ 43,871     $ 38,558
                                                                 ==========    ==========   ==========

Supplemental Disclosures:
   Cash paid for:
      Interest .................................................. $ 41,356      $ 36,823     $ 37,528
      Income taxes ..............................................    5,291         7,209        5,404
   Transfers of loans to other real estate ...................... $  2,735      $    560     $  1,531

See notes to consolidated financial statements.

                           The Peoples Holding Company
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                        (In Thousands, Except Share Data)

Note A - Significant Accounting Policies

Nature of Operations: The Peoples Holding Company (the Company) is a one-bank holding company, offering a diversified range of financial services to retail and commercial customers, primarily in North Mississippi, through The Peoples Bank & Trust Company (the Bank), Peoples Insurance Agency and the Dominion companies.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated. The Company carries its investment in subsidiary at its equity in the underlying net assets.

Business Combinations: All prior period amounts have been restated to reflect business combinations accounted for as poolings-of-interests and, accordingly, the financial position, results of operations and cash flows are presented as though the companies were combined for all historical periods. Business combinations accounted for using the purchase method of accounting reflect the net assets of the companies recorded at their fair value at the date of acquisition. Goodwill is amortized on a straight-line basis over 15 years, the estimated period benefited. The results of operations of the purchased companies are included since the date of acquisition.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Securities: Securities are classified as held to maturity when purchased if management has the intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

The amortized cost of securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Dividend income is included in interest income from securities. Realized gains and losses, as well as declines in value judged to be other than temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

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

Generally, the accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Consumer and other retail loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Other Real Estate: Other real estate of $2,276 and $606 at December 31, 2000 and 1999, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

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

Impact of Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 137 and FASB No. 138, which is required to be adopted in years beginning after June 15, 2000. Because the Company does not currently use derivatives or intend to use derivatives, the adoption of this Statement will not have an impact on earnings or the financial position of the Company.

Note B - Business Combinations

Southern Insurance Group, Incorporated, Southern Insurance of Corinth, Inc., and Southern Financial Services, P.A. (collectively, Southern) were acquired on May 1, 2000, by the Company by issuing 70,500 shares of its stock for a total price of $1,692. The acquired companies were merged into the Bank's insurance subsidiary. The transaction was accounted for as a purchase. Southern offers both property and casualty insurance products, life and health insurance, and annuity and mutual funds.

The Bank acquired Dominion Company (Dominion), Dominion Health and Life P.A. (Dominion) and Alliance Finance Company (Alliance) (collectively, Dominion companies) on September 1, 2000. Dominion offers products similar to Southern and used Alliance to finance insurance premiums. The Bank paid $450 in a cash transaction for the companies. The transaction was accounted for as a purchase.

On June 24, 1999, the Company purchased Reed-Johnson Insurance Agency, Inc.(Reed-Johnson) with the issuance of 40,530 shares of the Company's common stock. Located in Tupelo, Mississippi, Reed-Johnson, is an independent insurance agency representing property and casualty companies and providing personal and business coverage. Reed-Johnson retained its name and staff and operates as a wholly-owned subsidiary of The Peoples Bank and Trust Company. Subsequently, in May 2001, Reed-Johnson and Southern were renamed The Peoples Insurance Agency. The transaction was accounted for as a purchase.

The results of operations of all purchase business combinations have been included in the financial statements of the Company since their acquisition dates. All intangibles resulting from these transactions are being amortized over a 15 year life. The proforma results, giving effect to these transactions as though they occurred as of the beginning of the reporting periods, do not vary significantly from actual results.

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
                                                   ============  ============

(1) The results of operations from March 27, 1999, through December 31, 1999, are included in The Peoples Holding Company amounts.

Note C - Securities

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2000, are as follows:

                                                             Securities Available For Sale
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
U. S. Treasury securities ................. $  49,698         $   169           $     (20)        $   49,847
Obligations of other U. S.
   Government agencies and corporations ...    49,300             109                (300)            49,109
Mortgage-backed securities ................    84,976             356                (444)            84,888
FHLB stock ................................     9,047              25                                  9,072
                                            ---------     ----------------    ----------------    ----------
                                            $ 193,021         $   659           $    (764)        $  192,916
                                            =========     ================    ================    ==========

                                                                 Securities Held to Maturity
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
Obligations of states and
   political subdivisions ................. $  85,658         $   799           $    (476)        $   85,981
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
                                            =========     ================    ================    ==========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2000, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                          Amortized          Fair
Securities Available for Sale                Cost            Value
                                         -----------      -----------
Due in one year or less ................. $                $
Due after one year through five years ...    34,629           34,665
Due after five years through ten years ..    64,369           64,291
                                         -----------      -----------
                                             98,998           98,956

Mortgage-backed securities ..............    84,976           84,888
FHLB stock ..............................     9,047            9,072
                                         -----------      -----------
                                          $ 193,021        $ 192,916
                                         ===========      ===========

                                          Amortized          Fair
Securities Held to Maturity                  Cost            Value
                                         -----------      -----------
Due in one year or less ................. $   3,045        $   3,056
Due after one year through five years ...    21,128           21,369
Due after five years through ten years ..    46,468           46,795
Due after ten years .....................    15,017           14,761
                                         -----------      -----------
                                          $  85,658        $  85,981
                                         ===========      ===========

At  December  31,  2000  and  1999,   securities   with  an  amortized  cost  of
approximately $197,434 and $196,349, respectively, were pledged to secure government, public, and trust deposits.

Note D - Loans and Allowance for Loan Losses

Loans are summarized as follows:                        December 31
                                               -----------------------------
                                                  2000               1999
                                               ----------         ----------
Commercial, financial, and agricultural ...... $ 165,370          $ 158,107
Real estate - construction ...................    25,706             37,437
Real estate - mortgage .......................   501,454            460,349
Consumer .....................................   129,898            150,831
                                               ----------         ----------
                                                 822,428            806,724
Unearned income ..............................    (6,574)            (7,639)
Allowance for loan losses ....................   (10,536)           (10,058)
                                               ----------         ----------
                                               $ 805,318          $ 789,027
                                               ==========         ==========

Changes in the allowance for loan losses were as follows:
                                                    Year ended December 31
                                             ---------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Balance at beginning of year ............... $ 10,058    $  9,742    $  9,221
  Provision for loan losses ................    6,373       3,192       2,591
  Loans charged-off ........................   (6,358)     (3,434)     (2,537)
  Recoveries of loans
     previously charged-off.................      463         558         467
                                             --------    --------    --------
Balance at end of year ..................... $ 10,536    $ 10,058    $  9,742
                                             ========    ========    ========

Impaired loans recognized in conformity with SFAS No. 114, as amended by SFAS No. 118, were as follows:

                                                        December 31
                                               -----------------------------
                                                  2000               1999
                                               ----------         ----------
Impaired loans with a related allowance for
   loan losses ...............................  $ 1,802            $ 1,741
Impaired loans without a specific allowance
   for loan losses ...........................    2,364              2,370
                                               ----------         ----------
Total impaired loans .........................  $ 4,166            $ 4,111
                                               ==========         ==========

                                                      Year ended December 31
                                               ---------------------------------
                                                 2000        1999         1998
                                               --------    --------     --------
Average recorded investment in impaired loans. $ 4,138     $ 4,192      $ 3,841

Interest income recognized using the accrual
    basis of income recognition .............. $   345     $   436      $   340

Interest income recognized using the
   cash-basis of income recognition .......... $   191     $     4      $    13

Certain Bank executive officers and directors and their associates are customers of and have other transactions with the Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $11,882 and $11,341 at December 31, 2000 and 1999, respectively. During 2000, $1,283 of new loans were made and payments received totaled $742.

Note E - Deposits

At December 31, 2000, the approximate scheduled maturities of time deposits are as follows:

                  2001 ................ $ 478,561
                  2002 ................    86,455
                  2003 ................    12,511
                  2004 ................     5,654
                  2005 ................     2,373
                  Thereafter ..........     1,157
                                        ---------
                  Total ............... $ 586,711
                                        =========

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2000 and 1999 was $193,777 and $141,778, respectively.

Certain executive officers and directors had amounts on deposit with the Bank of approximately $2,955 at December 31, 2000.

Note F - Advances from the Federal Home Loan Bank

The Company had outstanding advances from the FHLB of $19,946 and $39,269 at December 31, 2000 and 1999, respectively. The interest rates on these advances are all at fixed rates which range from 5.29% to 7.93% at December 31, 2000. The Company had availability on unused lines of credit with the FHLB of $218,096 at December 31, 2000.

Future minimum payments, by year and in the aggregate, related to the Federal Home Loan Bank advances with initial or remaining terms of one year or more, consisted of the following at December 31, 2000:

                  2001 ................ $   4,859
                  2002 ................     4,017
                  2003 ................     1,054
                  2004 ................     1,078
                  2005 ................     1,435
                  Thereafter ..........     7,503
                                        ---------
                  Total ............... $  19,946
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

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2000, were approximately $90,850 and $7,523, respectively, compared to December 31, 1999, which were approximately $145,758 and $6,598, respectively.

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

Note H - Income Taxes

Deferred income taxes, included in other assets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No valuation allowance was recognized as the deferred tax assets were determined to be realizable in future years. This determination was based on the Company's earnings history with no basis for believing future performance will not continue to follow the same pattern. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows:

                                                        December 31
                                               -----------------------------
                                                  2000               1999
                                               ----------         ----------
Deferred tax assets
   Allowance for loan losses ................. $  3,760           $  3,745
   Net unrealized losses on securities
       available for sale ....................       40              1,952
   Deferred compensation  ....................    1,777              1,572
   Other .....................................      947              1,016
                                               ----------         ----------
      Total deferred tax assets ..............    6,524              8,285

Deferred tax liabilities
   Depreciation ..............................    1,256              1,425
   Other .....................................      990                734
                                               ----------         ----------
      Total deferred tax liabilities .........    2,246              2,159
                                               ----------         ----------
       Net deferred tax assets ............... $  4,278           $  6,126
                                               ==========         ==========

Significant components of the provision for income taxes (benefits) are as follows:

                                                      Year ended December 31
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
     Current
          Federal ............................ $  3,555    $  6,307    $  4,654
          State ..............................      309         737         472
                                               --------    --------    --------
                                                  3,864       7,044       5,126
     Deferred
          Federal ............................      (55)       (735)       (373)
          State ..............................       (9)       (127)        (56)
                                               --------    --------    --------
                                                    (64)       (862)       (429)
                                               --------    --------    --------
                                               $  3,800    $  6,182    $  4,697
                                               ========    ========    ========

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

                                                      Year ended December 31
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
    Tax at U.S. statutory rate ............... $ 5,244     $ 7,337     $ 5,732
    Tax-exempt interest income ...............  (1,784)     (1,709)     (1,498)
    State income tax, net of federal benefit .     195         401         271
    Amortization of intangible assets ........      62          27          27
    Dividends received deduction .............     (58)         (9)        (12)
    Other items-net ..........................     141         135         177
                                               --------    --------    --------
                                               $ 3,800     $ 6,182     $ 4,697
                                               ========    ========    ========

Note I - Restrictions on Cash, Bank Dividends, Loans, or Advances

The Bank is required to maintain average balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 2000, was approximately $16,973.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends, which are limited to earned surplus in excess of three times the Bank's capital stock. At December 31, 2000, the unrestricted surplus was approximately $105,581.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2000, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 17.06% of the Bank's consolidated net assets. There were no loans outstanding from the Bank to the Company at December 31, 2000.

Note J - Employee Benefit and Deferred Compensation Plans

The Company sponsored a defined benefit noncontributory pension plan which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company's funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974. The Company did not make a contribution to the Plan for the years 2000, 1999, or 1998.

The Company also provides certain health care and/or life insurance to retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach normal or early retirement while working for the Company. The Company pays one-half of the health insurance premium. Up to age 70, each retired employee receives life insurance coverage paid entirely by the Company. The Company has accounted for its obligation related to these plans in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated postretirement benefit obligation nor the service and interest cost components of net periodic postretirement benefit costs as of December 31, 2000, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the postretirement health and life plans. There is no additional minimum pension liability required to be recognized. The following table sets forth the required disclosures as of December 31:


                                                      Pension Benefits              Other Benefits
                                                 --------------------------     ------------------------
                                                    2000            1999           2000          1999
                                                 ----------      ----------     ----------    ----------
Change in benefit obligation
  Benefit obligation at beginning of year .......$  11,409       $  12,417      $     480     $     455
  Service cost ..................................                                      38            33
  Interest cost .................................      881             867             53            38
  Plan participants' contributions ..............                                      39            44
  Actuarial gain (loss)..........................      645          (1,336)           329            56
  Benefits paid .................................     (487)           (539)          (212)         (185)
  Plan amendment ................................                                                    39
                                                 ----------      ----------     ----------    ----------
Benefit obligation at end of year ...............$  12,448       $  11,409      $     727     $     480
                                                 ==========      ==========     ==========    ==========


Change in plan assets
  Fair value of plan assets at beginning of year.$  13,330       $  13,015
  Actual return on plan assets ..................      (14)            854
  Benefits paid .................................     (487)           (539)
                                                 ----------      ----------
Fair value of plan assets at end of year ........$  12,829       $  13,330
                                                 ==========      ==========

Prepaid (accrued) benefits cost
  Funded status .................................$     381       $   1,921      $    (727)    $    (480)
  Unrecognized net actuarial (gain) loss ........    1,107            (600)           416            90
  Unamortized prior service cost ................      259             290             29            34
                                                 ----------      ----------     ----------    ----------
Prepaid (accrued) benefit cost ..................$   1,747       $   1,611      $    (282)    $    (356)
                                                 ==========      ==========     ==========    ==========

Weighted-average assumptions as of December 31
  Discount rate .................................      7.5%            8.0%           7.5%          8.0%
  Expected return on plan assets ................      8.0%            8.0%           N/A           N/A



                                          Year ended December 31                       Year ended December 31
                                   -------------------------------------        ------------------------------------
                                             Pension Benefits                              Other Benefits
                                   -------------------------------------        ------------------------------------
                                      2000          1999         1998              2000         1999         1998
                                   ----------    ----------   ----------        ----------   ----------   ----------
Components of net periodic
    benefit cost(income)
  Service cost ................... $             $            $                 $      38    $      33    $      27
  Interest cost ..................       881           867          820                53           38           31
  Expected return on plan assets .    (1,047)       (1,022)        (950)
  Prior service cost recognized ..        30            30           30                 8            5
                                   ----------    ----------   ----------        ----------   ----------   ----------
Net periodic benefit cost(income). $    (136)    $    (125)   $    (100)        $      99    $      76    $      58
                                   ==========    ==========   ==========        ==========   ==========   ==========

Effective January 1, 1997, the Company adopted two defined contribution plans: a money purchase pension plan and a 401(k) plan. The money purchase pension plan is a noncontributory pension plan. The Company contributes 5% of compensation for each participant annually into this plan. The Company accrued $730, $674 and $738 to the money purchase pension plan in 2000, 1999 and 1998, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to 10% of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 3% of compensation for each employee who has attained age 21, completed a year of service and is employed on the last day of the plan year. The Company's costs related to the 401(k) plan in 2000, 1999 and 1998 were $408, $371 and $381, respectively.

The Company and its subsidiary also sponsor an employee stock ownership plan covering substantially all full-time employees who are 21 years of age and have completed one year of employment. Contributions are determined by the Board of Directors and may be paid in either cash or the Company's common stock. Total contributions to the Plan charged to operating expenses were $0, $160, and $300 in 2000, 1999, and 1998, respectively.

The Company adopted the existing Incentive Compensation Plan effective January 1, 1997. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to growth, profitability, asset quality and productivity. Management sets key performance indicators for all applicable profit centers to reward employees on improved economic benefit derived from the profit center. The expense associated with the Plan for 2000, 1999 and 1998 was $0, $1,564 and $332, respectively.

The Company's Deferred Compensation Plan is available to eligible directors and officers. Directors may defer up to 100% of their fees and retainers. Employees may defer up to 10% of their salaries. Opportunities to increase deferrals, or for new participants to enter the Plan, are offered periodically. The interest amount accrued on deferrals is tied to Moody's Average Corporate Bond Rate for the previous year. The Plans are unfunded, and it is anticipated that they will result in no cost of the Company over the term of the Plans because life insurance policies on the lives of the Participants have been purchased in amounts estimated to be sufficient to pay benefits under the Plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2000, 1999 and 1998 for the Employee Deferred Compensation Plans, inclusive of the salary deferrals, was $381, $341 and $281, respectively. The expense recorded in 2000, 1999 and 1998 for the Directors Deferred Compensation Plans, inclusive of fee deferrals, was $128, $136 and $125, respectively. There were no retainer deferrals for 2000, 1999 or 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

                                           December 31
                       -----------------------------------------------------
                                 2000                       1999
                       ------------------------ ----------------------------
                          Amount       Ratio        Amount         Ratio
                       ------------ ----------- -------------- -------------
The Company
   Total Capital .....   $122,855       15.15%     $123,339          15.55%
   Tier I Capital ....    112,711       13.90%      113,423          14.30%
   Tier I Leverage ...    112,711        9.48%      113,423           9.95%

The Bank
   Total Capital .....   $122,165       15.06%     $123,208          15.54%
   Tier I Capital ....    112,022       13.81%      113,294          14.29%
   Tier I Leverage ...    112,022        9.42%      113,294           9.94%

Note L - Segment Reporting

The Company has defined two reportable segments: branches and specialized products. Branches offer commercial, consumer, and mortgage loans as well as full range of deposit services. Specialized products include leasing, student loans, credit cards, accounts receivable factoring, trust services, financial investment alternatives and insurance products.

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

Branches are defined as a reportable segment because, while they offer a variety of products, they offer the same set of products, use the same delivery system, and are evaluated by the same set of standards. Specialized products are grouped together, not because of similarities in the products, but because of the delivery system, which is largely marketed through branch referrals and the immateriality of the revenue generated by each division separately. The similarity in these is that they are all specialized financial services products, which must be supported by experts.


Year ended December 31, 2000
                                                             Specialized
                                                Branches       Products        All Other        Total
                                             ------------- ---------------- --------------- -------------
Net interest income .......................  $     42,994    $   2,267      $         41    $     45,302
Provision for loan losses .................         4,788        1,388               197           6,373
                                             ------------- ---------------- --------------- -------------
Net interest income after provision
   for loan losses ........................        38,206          879              (156)         38,929

Noninterest income ........................        12,877        5,018               634          18,529
Noninteret expense ........................        23,986        5,705            12,783          42,474
                                             ------------- ---------------- --------------- -------------
Income before income taxes ................        27,097          192           (12,305)         14,984
Income taxes ..............................                                        3,800           3,800
                                             ------------- ---------------- --------------- -------------
Net income ................................  $     27,097    $     192      $    (16,105)   $     11,184
                                             ============= ================ =============== =============
Intersegment revenue (expense) ............  $        482    $    (482)
                                             ============= ================
Segment assets ............................  $  1,085,758    $  70,053      $     56,129    $  1,211,940
                                             ============= ================ =============== =============

Year ended December 31, 1999

Net interest income .......................  $     42,369    $   3,752      $         37    $     46,158
Provision for loan losses .................         1,780        1,209               203           3,192
                                             ------------- ---------------- --------------- -------------
Net interest income after provision
   for loan losses ........................        40,589        2,543              (166)         42,966

Noninterest income ........................        11,310        7,510               656          19,476
Noninteret expense ........................        24,061        4,595            12,824          41,480
                                             ------------- ---------------- --------------- -------------
Income before income taxes ................        27,838        5,458           (12,334)         20,962
Income taxes ..............................                                        6,182           6,182
                                             ------------- ---------------- --------------- -------------
Net income ................................  $     27,838    $   5,458      $    (18,516)   $     14,780
                                             ============= ================ =============== =============
Intersegment revenue (expense) ............  $        551    $    (551)
                                             ============= ================
Segment assets ............................  $  1,044,751    $  68,857      $     49,351    $  1,162,959
                                             ============= ================ =============== =============

Year ended December 31, 1998                                Specialized
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

Deposits: The fair values disclosed for demand deposits, both interest-bearing and non interest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

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


                                                            2000                     1999
                                                    -----------------------  ----------------------
                                                     Carrying       Fair      Carrying      Fair
                                                      Value         Value       Value       Value
                                                    ----------    ---------  ----------   ---------
Financial assets:
   Cash and due from banks ......................... $  27,676     $ 27,676   $  42,956    $ 42,956
   Interest-bearing balances with banks ............    29,141       29,141       1,067       1,067
   Securities ......................................   278,574      278,897     266,744     264,506
   Loans, net ......................................   805,318      800,962     789,027     782,928

Financial liabilities:
   Deposits ........................................ 1,046,605      953,544     978,958     978,295
   Treasury tax and loan note account ..............     4,603        4,603      12,000      12,000
   FHLB Borrowings .................................    19,946       20,547      39,269      38,704


Note N - The Peoples Holding Company (Parent Company Only)
         Condensed Financial Information


                                                          December 31
                                                  -------------------------
Balance Sheets                                        2000         1999
                                                  ------------ ------------
Assets
  Cash* ..........................................  $     557    $     209
  Stock ..........................................         75           75
  Investment in bank subsidiary* .................    120,971      115,959
  Dividends receivable* ..........................      1,367        1,305
  Other assets ...................................         95
                                                  ------------ ------------
    Total Assets .................................  $ 123,065    $ 117,548
                                                  ============ ============

Liabilities and Shareholders' Equity
  Dividends payable* .............................  $   1,367    $   1,305
  Accrued interest payable and other liabilities .         37          154
  Shareholders' equity ...........................    121,661      116,089
                                                  ------------ ------------
    Total Liabilities and Shareholders' Equity ...  $ 123,065    $ 117,548
                                                  ============ ============
*Eliminates in consolidation

Note N - The Peoples Holding Company (Parent Company Only)
         Condensed Financial Information (continued)

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Income                                  2000          1999          1998
                                                 ------------- ------------- -------------
Income
   Dividends from bank subsidiary* ..............  $  11,067     $   6,389     $   4,988
   Other dividends ..............................         41            37            51
                                                 ------------- ------------- -------------
                                                      11,108         6,426         5,039
Expenses
   Other ........................................         40           245           256
Income before income tax credits and  equity in
   undistributed net income of bank subsidiary ..     11,068         6,181         4,783
Income tax credits ..............................        (12)          (94)          (84)
                                                 ------------- ------------- -------------
                                                      11,080         6,275         4,867
Equity in undistributed net income of bank
   subsidiary* ..................................        104         8,505         6,814
                                                 ------------- ------------- -------------
   Net Income ...................................  $  11,184     $  14,780     $  11,681
                                                 ============= ============= =============
*Eliminates in consolidation

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Cash Flows                              2000          1999          1998
                                                 ------------- ------------- -------------
Operating Activities
 Net Income .....................................  $  11,184     $  14,780     $  11,681
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed net income of bank
       subsidiary ...............................       (104)       (8,505)       (6,814)
     Increase in dividends receivable and
       other assets .............................       (157)         (195)         (251)
     Increase (decrease) in other liabilities ...        (56)          233           216
                                                 ------------- ------------- -------------
     Net Cash Provided by Operating Activities ..     10,867         6,313         4,832

     Net Cash Used in Investing Activities ......                      (76)

Financing Activities
 Cash dividends .................................     (5,341)       (5,209)       (4,309)
 Purchase of treasury stock .....................     (5,178)         (861)         (540)
                                                 ------------- ------------- -------------
     Net Cash Used in Financing Activities ......    (10,519)       (6,070)       (4,849)
                                                 ------------- ------------- -------------
     Increase (Decrease) In Cash ................        348           167           (17)
Cash at Beginning of Year .......................        209            42            59
                                                 ------------- ------------- -------------
     Cash at End of Year ........................  $     557     $     209     $      42
                                                 ============= ============= =============

Note O - Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                        Three Months Ended
                                         -------------------------------------------------
                                            Mar 31      June 30      Sept 30      Dec 31
                                         ------------ ----------- ------------ -----------
Year ended December 31, 2000
  Interest income .......................   $ 21,604    $ 22,115     $ 22,743    $ 22,972
  Interest expense ......................     10,039      10,804       11,445      11,844
                                         ------------ ----------- ------------ -----------
  Net interest income ...................     11,565      11,311       11,298      11,128
  Provision for loan losses .............        989       1,690        1,389       2,305
  Noninterest income ....................      4,383       4,522        4,892       4,732
  Noninterest expense ...................     10,418      10,412       10,774      10,870
                                         ------------ ----------- ------------ -----------
  Income before income taxes ............      4,541       3,731        4,027       2,685
  Income taxes ..........................      1,273       1,015        1,113         399
                                         ------------ ----------- ------------ -----------
  Net income ............................   $  3,268    $  2,716     $  2,914    $  2,286
                                         ============ =========== ============ ===========
  Basic and diluted earnings per share ..   $   0.53    $   0.44     $   0.48    $   0.38
                                         ============ =========== ============ ===========

Year ended December 31, 1999
  Interest income .......................   $ 20,538    $ 21,002     $ 20,889    $ 21,071
  Interest expense ......................      9,136       9,267        9,291       9,648
                                         ------------ ----------- ------------ -----------
  Net interest income ...................     11,402      11,735       11,598      11,423
  Provision for loan losses .............        746       1,275          530         641
  Noninterest income ....................      3,988       7,548        3,909       4,031
  Noninterest expense ...................     10,327      10,323       10,337      10,493
                                         ------------ ----------- ------------ -----------
  Income before income taxes ............      4,317       7,685        4,640       4,320
  Income taxes ..........................      1,102       2,528        1,448       1,104
                                         ------------ ----------- ------------ -----------
  Net income ............................   $  3,215    $  5,157     $  3,192    $  3,216
                                         ============ =========== ============ ===========
  Basic and diluted earnings per share ..   $   0.52    $   0.83     $   0.51    $   0.52
                                         ============ =========== ============ ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and nominees of the Registrant appear under "Election of Directors" on pages 3 through 4 of the Company's definitive Proxy Statement, dated March 19, 2001, which is incorporated herein by reference.

Information concerning executive officers of the Registrant and its subsidiary appears on page 6 under the caption "Executive Officers" of the Company's definitive Proxy Statement, dated March 19, 2001, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Summary Compensation Table-Annual Compensation" on pages 6 through 10 of the Company's definitive Proxy Statement, dated March 19, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under "Principal Holders of Voting Security" on page 2
of  the  Company's  definitive  Proxy  Statement,   dated  March  19,  2001,  is
incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under "Transactions with Management" on page 10 of the Company's definitive Proxy Statement, dated March 19, 2001, is incorporated herein by reference.

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

            (23) Consent of Independent Auditors

            (27) Financial Data Schedule

     (b) Reports on Form 8-K

         A report on Form 8-K was filed October 2, 2000, to report Item 5:
         Other Events. At a special called meeting Friday, September 22, 2000, the Board of Directors of The Peoples Holding Company elected E. Robinson McGraw President and Chief Executive Officer of The Company and its subsidiary, The Peoples Bank and Trust Company. Mr. McGraw succeeded John W. Smith, 65, who retired October 31, 2000, after 29 years of service with the Bank, the last seven as President and Chief Executive Officer. Mr. Smith remains on the Board of Directors of both the Company and the Bank. Mr. McGraw has been with the Bank since 1974, serving as Executive Vice President since 1993. The transition started immediately and Mr. McGraw assumed the responsibilities of the office November 1, 2000.

     (c) Financial Statement Schedules -- None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES HOLDING COMPANY

DATED: March 19, 2001                  By /s/ E. Robinson McGraw
                                          ----------------------
                                    E. Robinson McGraw, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

E. Robinson McGraw,
President and Director
(Chief Executive Officer) ............................/s/ E. Robinson McGraw

Robert C. Leake,
Chairman of the Board and
Director ............................................./s/ Robert C. Leake

John W. Smith,
Vice Chairman of the
Board and Director .................................../s/ John W. Smith

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

Robert H. Weaver, Director .........................../s/ Robert H. Weaver

J. Larry Young, Director ............................./s/ J. Larry Young

Form 10-K--Item 14 (a) (1) and (2)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2000.

                         Report of Independent Auditors

            Consolidated Balance Sheets--December 31, 2000 and 1999

                 Consolidated Statements of Income--Years ended
                       December 31, 2000, 1999, and 1998

          Consolidated Statements of Shareholders' Equity--Years ended
                       December 31, 2000, 1999, and 1998

               Consolidated Statements of Cash Flows--Years ended
                       December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements--December 31, 2000


Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are not applicable and therefore, have been omitted.