Form 10-Q
period 2001-03-31
PEOPLES HOLDING CO
filed 2001-05-14
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission File Number 1-13253

                           THE PEOPLES HOLDING COMPANY
             -------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                             MISSISSIPPI 64-0676974
        ------------------------ --------------------------------------
        (State of Incorporation) (I.R.S. Employer Identification Number)

         209 Troy Street, P. O. Box 709, Tupelo, Mississippi 38802-0709
          ------------------------------------------------------------
                    (Address of principal executive offices)

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

            Common stock, $5 Par Value, 6,043,124 shares outstanding
                               as of May 10, 2001

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 March 31, 2001 and December 31, 2000................  3

            Condensed Consolidated Statements of Income -
                 Three Months Ended March 31, 2001 and 2000..........  4

            Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2001 and 2000..........  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  8

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 11

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 11

         Item 5.

             Other Information....................................... 11

         Item 6.(b)

             Exhibits and Reports on Form 8-K........................ 11

         Signatures.................................................. 12

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                 MARCH 31        DECEMBER 31
                                                   2001             2000
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      41,227     $    27,676
   Interest-bearing balances with banks .....         16,222          29,141
                                                  ----------       ---------
                Cash and Cash Equivalents ...         57,449          56,817

   Securities available-for-sale ............        302,107         192,916

   Securities held-to-maturity (fair
      value - $0 and $85,981 at
      March 31, 2001 and December 31,
      2000, respectively) ...................                         85,658

   Loans, net of unearned income ............        813,956         815,854
      Allowance for loan losses .............        (11,067)        (10,536)
                                                  ----------       ---------
                Net Loans ...................        802,889         805,318

   Premises and equipment, net ..............         30,152          30,105
   Other assets .............................         39,672          41,126
                                                  ----------       ---------
            Total Assets ....................  $   1,232,269     $ 1,211,940
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     147,536     $   131,718
      Interest-bearing ......................        911,757         914,887
                                                  ----------       ---------
                Total Deposits ..............      1,059,293       1,046,605

   Treasury tax and loan note account .......          7,329           4,603
   Advances from the Federal Home Loan Bank .         19,459          19,946
   Other liabilities ........................         20,352          19,125
                                                  ----------       ---------
                Total Liabilities ...........      1,106,433       1,090,279

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued; 6,043,124 and 6,056,899 shares
     outstanding at March 31, 2001 and
     December 31, 2000, respectively ........         31,061          31,061
   Treasury stock, at cost ..................         (3,949)         (3,688)
   Additional paid-in capital ...............         39,931          39,931
   Retained earnings ........................         56,338          54,423
   Accumulated other comprehensive income ...          2,455             (66)
                                                  ----------       ---------
                Total Shareholders' Equity ..        125,836         121,661
                                                  ----------       ---------
            Total Liabilities and
               Shareholders' Equity .........  $   1,232,269     $ 1,211,940
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                 THREE MONTHS ENDED MARCH 31
                                                   2001              2000
                                                   ----              ----
                                                         (Unaudited)
Interest Income
      Loans ................................   $     18,180     $     17,523
      Securities:
           Taxable .........................          3,294            2,815
           Tax-exempt ......................          1,015            1,049
      Other ................................            184              217
                                                    -------          -------
                Total Interest Income ......         22,673           21,604

Interest Expense
      Deposits .............................         11,220            9,573
      Borrowings  ..........................            371              466
                                                    -------          -------
                Total Interest Expense .....         11,591           10,039
                                                 ----------       ----------
                Net Interest Income ........         11,082           11,565

Provision for loan losses ..................          1,125              989
                                                  ---------        ---------
                Net Interest Income After
                Provision for Loan Losses ..          9,957           10,576

Noninterest Income
      Service charges on deposit accounts ..          2,792            2,433
      Fees and commissions .................          1,788              932
      Trust revenue ........................            265              267
      Securities gains (losses).............             43
      Other ................................            842              751
                                                    -------          -------
                Total Noninterest Income ...          5,730            4,383

Noninterest Expense
      Salaries and employee benefits .......          6,077            5,496
      Data processing ......................            858              834
      Net occupancy ........................            828              733
      Equipment ............................            729              700
      Other ................................          2,563            2,655
                                                  ---------        ---------
                Total Noninterest Expense ..         11,055           10,418
                                                 ----------       ----------

Income before income taxes .................          4,632            4,541
Income taxes ...............................          1,330            1,273
                                                  ---------        ---------
                Net Income .................   $      3,302     $      3,268
                                                 ==========       ==========

Basic and diluted earnings per share  ......         $ 0.55           $ 0.53
                                                     ======           ======

Weighted average shares outstanding  .......      6,048,805        6,204,784
                                                  =========        =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                   THREE MONTHS ENDED MARCH 31
                                                      2001             2000
                                                      ----             ----
                                                           (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $      6,720    $      3,315

Investing Activities
      Purchases of securities
           available-for-sale .................       (40,425)        (15,832)
      Proceeds from sales of securities
           available-for-sale .................         5,000
      Proceeds from calls/maturities of
           securities available-for-sale ......        15,951           3,651
      Proceeds from calls/maturities of
           securities held-to-maturity ........                         1,106
      Net increase in loans ...................       (17,687)        (24,087)
      Proceeds from sales of loans ............        18,523           6,027
      Proceeds from sales of premises
           and equipment ......................                            71
      Purchases of premises and equipment .....          (728)         (1,071)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ....................       (19,366)        (30,135)

Financing Activities
      Net increase in
          noninterest-bearing deposits ........        15,818           8,632
      Net increase (decrease) in
          interest-bearing deposits ...........        (3,130)         56,612
      Net increase (decrease) in
          short-term borrowings ...............         2,726          (5,155)
      Proceeds from other borrowings ..........                           570
      Repayments of other borrowings ..........          (487)        (20,590)
      Acquisition of treasury stock ...........          (261)
      Cash dividends paid .....................        (1,388)         (1,365)
                                                   ----------      ----------
          Net Cash Provided by Financing
                Activities ...................         13,278          38,704
                                                   ----------      ----------
            Increase in Cash
                and Cash Equivalents .........            632          11,884

      Cash and Cash Equivalents at
           beginning of period ...............         56,817          43,871
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $     57,449    $     55,755
                                                 ============    ============
Supplemental Disclosures:
  Non-cash transactions:
     Transfer of loans to other real
        estate ...............................   $        608    $        309
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2001
                        (in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 2000.


Note 2  Comprehensive Income

For the three month periods ended March 31, 2001 and 2000, total comprehensive income amounted to $5,823 and $2,429, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.


Note 3  Segment Reporting

The operating segments for the three months ended March 31, 2001 are the same as prior years. However, the Company changed its internal reporting mechanism to more closely match expenses with the revenues generated by each segment. Accordingly, prior periods' segment information has been adjusted to reflect the current method of management reporting as though it had been in place for all periods presented.

Segment information for the three months ended March 31, 2001 and 2000, is presented below.

Three Months Ended March 31, 2001
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,473    $     356    $    253   $   11,082
Provision for loan loss ....     1,118            0           7        1,125
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,355          356         246        9,957

Non-interest income ........     3,738        1,859         133        5,730
Non-interest expense .......     7,406        1,712       1,937       11,055
                               -------      -------     -------      -------
Income before income taxes .     5,687          503      (1,558)       4,632
Income taxes ...............         0           53       1,277        1,330
                               -------      -------     -------      -------
Net income ................. $   5,687    $     450    $ (2,835)  $    3,302
                               =======      =======     =======      =======

Three Months Ended March 31, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,551    $     629    $    385   $   11,565
Provision for loan loss ....       890           20          79          989
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,661          609         306       10,576

Non-interest income ........     3,238        1,042         103        4,383
Non-interest expense .......     6,957        1,049       2,412       10,418
                               -------      -------     -------      -------
Income before income taxes .     5,942          602      (2,003)       4,541
Income taxes ...............         0           (8)      1,281        1,273
                               -------      -------     -------      -------
Net income ................. $   5,942    $     610    $ (3,284)  $    3,268
                               =======      =======     =======      =======


Note 4  Other Accounting Pronouncements

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted with the adoption of this Statement, the Company transferred its held-to-maturity securities to securities available-for-sale on January 1, 2001. At the time of the transfer, the held-to-maturity securities had a carrying value of $85,658 and a market value of $85,981. The adoption of the new Statement did not have a material impact on the earnings or the financial position of the Company.


Note 5  Subsequent Events

On April 16, 2001, the Company filed Form SC TO-I with the Securities and Exchange Commission announcing a tender offer to repurchase up to 604,312 shares of its common stock at $23.00 per share. The offer is scheduled to expire at 5:00 p.m., New York City time, on May 15, 2001, unless extended by the Company.

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


Financial Condition

Total assets of The Peoples Holding Company grew from $1,211,940 on December 31, 2000, to $1,232,269 on March 31, 2001, or 1.68% for the three month period. Most of the growth in assets occurred in the investment portfolio, which increased from $278,574 on December 31, 2000, to $302,107 on March 31, 2001. As permitted with the adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," all held-to-maturity securities were transferred to the available-for-sale portfolio at the beginning of the year which improved the Company's liquidity and provided more flexibility in asset management.

Total deposits for the first three months of 2001 grew from $1,046,605 on December 31, 2000 to $1,059,293 on March 31, 2001, or an increase of 1.21%, with the majority of growth in noninterest bearing deposits.

The equity capital to total assets ratios were 10.21% and 10.04% at March 31, 2001 and December 31, 2000, respectively. Capital increased $4,175 or 3.43% from December 31, 2000 to March 31, 2001. Net income and changes in unrealized portfolio gains due to recent decreases in interest rates have contributed to the growth in capital. Cash dividends declared increased from $.22 per share in the fourth quarter of 2000 to $.23 per share in the first quarter of 2001.


Results of Operations

The Company's net income for the three month period ended March 31, 2001, was $3,302, representing an increase of $34, or 1.04% over net income for the three month period ended March 31, 2000, which totaled $3,268. The increase in net income for the three month period ended March 31, 2001, compared to the same period of 2000 resulted from usual and customary deposit gathering and lending operations and increases in noninterest income for specialized products. The annualized return on average assets for the three month periods ending March 31, 2001 and 2000, was 1.06% and 1.11%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. While the Company has maintained steady growth in its asset base, net interest income has declined due in part to a shift within the mix of assets from loans to investments. Net interest income has also been adversely impacted by the volume of time deposits, a higher cost funding source, which represented approximately 55% of total average deposits for the three month period ended March 31, 2001, compared to approximately 51% for the same period during 2000. Net interest income for the three month periods ending March 31, 2001 and 2000 was $11,082 and $11,565, respectively, while earning assets for the same periods averaged $1,119,020 and $1,093,873 respectively. Recent changes in the pricing environment coupled with the pricing strategies enacted by management have stabilized the Company's net interest margin. Although net interest margin was lower than the 4.55% reported for the first quarter of 2000, it was 4.30% for the first quarter of 2001, up from 4.29% for the fourth quarter of 2000.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $1,125 and $989 for the three month periods ending March 31, 2001 and 2000, respectively. The allowance for loan losses as a percentage of loans outstanding was 1.36% and 1.29% as of March 31, 2001 and December 31, 2000, respectively. Net charge-offs to average loans was .07% and .11% for the three month periods ending March 31, 2001 and 2000, respectively. Net charge-offs for the first quarter of 2000 were higher than the total reported for the first quarter of 2001 primarily because of a group of automobile loans that were isolated to a specific location.

Noninterest income, excluding gains from the sales of securities, was $5,687 for the three month period ending March 31, 2001, compared to $4,383 for the same period in 2000, or an increase of 29.75%. While the Company has continued its emphasis on sales of specialized products and services, the increase in noninterest income between 2001 and 2000 is due primarily to fees and commissions associated with the expansion of The Peoples Insurance Agency, Inc., which occurred with the acquisitions of The Southern Insurance Group and The Dominion Insurance Agency during the second and fourth quarters of 2000, respectively. Excluding the additional fee income related to the insurance expansions, non-sufficient fund fees accounted for the majority of the increase in service charges while improvements in mortgage loan fees, loan document preparation fees, PC banking fees, and cash management fees boosted fees and commissions.

Noninterest expense was $11,055 for the three month period ended March 31, 2001, compared to $10,418 for the same period in 2000, or an increase of 6.11%. Excluding the impact of the acquisition of the insurance companies, the Company experienced negligible growth in all noninterest expense categories.

Income tax expense was $1,330 for the three month period ended March 31, 2001, (with an effective tax rate of 28.71%) compared to $1,273 (with an effective tax rate of 28.03%) for the same period in 2000. The Company continues to invest in assets whose earnings are given favorable tax treatment.

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

Another source available for meeting the Company's liquidity needs is available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, the Company maintains a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account. Historically, the Company has not relied upon these sources to meet long-term liquidity needs. Funds obtained from the FHLB are used primarily to match mortgage loan originations in order to minimize interest rate risk, but may be used to provide short-term funding.

On April 16, 2001, the Company announced a tender offer to repurchase up to 604,312 shares of its common stock at $23.00 per share. The Company expects to fund any repurchases under this tender offer from cash and the liquidation of short-term investments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 2001, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows:

                                                   Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of March 31, 2001
         Total Capital ....................   $ 124,182   15.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 114,079   14.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 114,079    9.4%
           (to Adjusted Average Assets)

As of December 31, 2000
         Total Capital ....................   $ 122,165   15.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,022   13.8%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,022    9.4%
           (to Adjusted Average Assets)


Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $20.82 and $20.09 at March 31, 2001 and December 31, 2000, respectively. Quarterly cash dividends were $.23 per share during the first quarter of 2001, up from $.22 per share during the fourth quarter of 2000.

The Company's capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.


                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our disclosure on quantitative and qualitative disclosures about market risk since December 31, 2000. For additional information, see the Company's Form 10-K for the year ended December 31, 2000.


Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending March 31, 2001.

   Item 5.     Other Information

               On April 16, 2001, the Company filed Form SC TO-I with the Securities and Exchange Commission announcing a tender offer to repurchase up to 604,312 shares of its common stock at $23.00 per share. The offer is scheduled to expire at 5:00 p.m., New York City time, on May 15, 2001, unless extended by the Company. For further information, contact The Peoples Bank & Trust Company, the information agent for the offer, at 1-800-492-0365 or refer to the Company's Form SC TO-I filed on April 16, 2001.

   Item 6.(b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the first quarter of 2001.

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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  May 14, 2001                 /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer