Form 10-Q
period 2001-06-30
PEOPLES HOLDING CO
filed 2001-08-14
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                         Commission File Number 1-13253

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

         Registrant's telephone number including area code 662-680-1001

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

            Common stock, $5 Par Value, 5,803,843 shares outstanding
                               as of August 13, 2001

                          THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 June 30, 2001 and December 31, 2000.................  3

            Condensed Consolidated Statements of Income - Three
                 Months and Six Months Ended June 30, 2001 and 2000..  4

            Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2001 and 2000.............  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  9

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 13

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 13

         Item 2.

             Changes in Securities................................... 13

         Item 4.

             Submission of Matters to a Vote of Shareholders......... 13

         Item 6.(b)

             Exhibits and Reports on Form 8-K........................ 13

         Signatures.................................................. 14

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  JUNE 30        DECEMBER 31
                                                   2001             2000
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      46,879     $    27,676
   Interest-bearing balances with banks .....         10,342          29,141
                                                  ----------       ---------
                Cash and Cash Equivalents ...         57,221          56,817

   Securities available-for-sale ............        283,993         192,916

   Securities held-to-maturity (fair
      value - $0 and $85,981 at
      June 30, 2001 and December 31,
      2000, respectively) ...................                         85,658

   Loans, net of unearned income ............        820,475         815,854
      Allowance for loan losses .............        (11,403)        (10,536)
                                                  ----------       ---------
                Net Loans ...................        809,072         805,318

   Premises and equipment, net ..............         29,637          30,105
   Other assets .............................         60,151          41,126
                                                  ----------       ---------
            Total Assets ....................  $   1,240,074     $ 1,211,940
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     148,700     $   131,718
      Interest-bearing ......................        919,155         914,887
                                                  ----------       ---------
                Total Deposits ..............      1,067,855       1,046,605

   Treasury tax and loan note account .......          9,926           4,603
   Advances from the Federal Home Loan Bank .         19,970          19,946
   Other liabilities ........................         19,635          19,125
                                                  ----------       ---------
                Total Liabilities ...........      1,117,386       1,090,279

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued; 5,807,568 and 6,056,899 shares
     outstanding at June 30, 2001 and
     December 31, 2000, respectively ........         31,061          31,061
   Treasury stock, at cost ..................         (9,487)         (3,688)
   Additional paid-in capital ...............         39,850          39,931
   Retained earnings ........................         58,531          54,423
   Accumulated other comprehensive income ...          2,733             (66)
                                                  ----------       ---------
                Total Shareholders' Equity ..        122,688         121,661
                                                  ----------       ---------
            Total Liabilities and
               Shareholders' Equity .........  $   1,240,074     $ 1,211,940
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                  SIX MONTHS ENDED JUNE 30     THREE MONTHS ENDED JUNE 30
                                                    2001           2000           2001           2000
                                                    ----           ----           ----           ----
                                                        (Unaudited)                   (Unaudited)
Interest Income
      Loans ................................   $   36,146     $   35,441     $   17,966     $   17,918
      Securities:
           Taxable .........................        6,350          5,930          3,233          3,115
           Tax-exempt ......................        2,013          2,082            998          1,033

      Other ................................          586            266            225             49
                                                  -------        -------        -------        -------
                Total interest income ......       45,095         43,719         22,422         22,115

Interest Expense
      Deposits .............................       21,728         19,816         10,508         10,243
      Borrowings  ..........................          731          1,027            360            561
                                                  -------        -------        -------        -------
                Total interest expense .....       22,459         20,843         10,868         10,804
                                               ----------     ----------     ----------     ----------
                Net interest income ........       22,636         22,876         11,554         11,311

Provision for loan losses ..................        2,250          2,679          1,125          1,690
                                                ---------      ---------      ---------      ---------
                Net interest income after
                provision for loan losses ..       20,386         20,197         10,429          9,621

Noninterest income:
      Service charges on deposit accounts ..        5,608          4,823          2,816          2,390
      Fees and commissions .................        3,434          2,172          1,646          1,319
      Trust revenue ........................          530            535            265            268
      Gains on sale of securities ..........           45                             2
      Other ................................        1,959          1,375          1,117            545
                                                  -------        -------        -------        -------
                Total noninterest income ...       11,576          8,905          5,846          4,522

Noninterest expenses:
      Salaries and employee benefits .......       12,423         10,951          6,346          5,455
      Data processing.......................        1,727          1,626            869            792
      Net occupancy ........................        1,605          1,465            777            732
      Equipment ............................        1,462          1,461            733            761
      Other ................................        5,213          5,327          2,650          2,672
                                                ---------      ---------      ---------      ---------
                Total noninterest expenses .       22,430         20,830         11,375         10,412
                                               ----------     ----------     ----------     ----------

Income before income taxes .................        9,532          8,272          4,900          3,731
Income taxes ...............................        2,643          2,288          1,313          1,015
                                                ---------      ---------      ---------      ---------
                Net income .................   $    6,889     $    5,984     $    3,587     $    2,716
                                               ==========     ==========     ==========     ==========

Basic and diluted earnings per share  ......       $ 1.15         $ 0.97         $ 0.60         $ 0.44
                                                   ======         ======         ======         ======

Weighted average shares outstanding  .......    5,992,167      6,141,264      5,935,987      6,077,744
                                                =========      =========      =========      =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                     SIX MONTHS ENDED JUNE 30
                                                      2001             2000
                                                      ----             ----
                                                           (Unaudited)
Operating Activities
          Net Cash Provided by Operating
                Activities ....................  $     (8,837)   $      4,662

Investing Activities
      Purchases of securities
           available-for-sale .................       (50,854)        (19,647)
      Proceeds from sales of securities
           available-for-sale .................         7,004
      Proceeds from calls/maturities of
           securities available-for-sale ......        42,974           7,317
      Proceeds from calls/maturities of
           securities held-to-maturity ........                         1,975
      Net increase in loans ...................       (45,239)        (41,579)
      Proceeds from sales of loans ............        38,338          11,043
      Proceeds from sales of premises
           and equipment ......................            16             219
      Purchases of premises and equipment .....          (934)         (2,219)
      Business combinations ...................                           (69)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities ....................        (8,695)        (42,960)

Financing Activities
      Net increase in
          noninterest-bearing deposits ........        16,982          16,209
      Net increase in
          interest-bearing deposits ...........         4,268          48,539
      Net increase (decrease) in
          short-term borrowings ...............         5,323          (1,320)
      Proceeds from other borrowings ..........         1,000           2,104
      Repayments of other borrowings ..........          (976)        (20,922)
      Acquisition of treasury stock ...........        (5,798)         (4,619)
      Cash dividends paid .....................        (2,782)         (2,688)
      Other financing activities ..............           (81)
                                                   ----------      ----------
          Net Cash Provided by Financing
                Activities ...................         17,936          37,303
                                                   ----------      ----------
            Increase (Decrease) in Cash
                and Cash Equivalents .........            404            (995)

      Cash and Cash Equivalents at
           beginning of period ...............         56,817          43,871
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period .....................   $     57,221    $     42,876
                                                 ============    ============
Supplemental Disclosures:
  Non-cash transactions:
     Transfer of loans to other real estate ..   $      1,167    $        863
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001
                        (in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 2000.


Note 2  Comprehensive Income

For the six month periods ended June 30, 2001 and 2000, total comprehensive income amounted to $9,688 and $5,744, respectively. For the quarters ended June 30, 2001 and 2000, total comprehensive income amounted to $3,865 and $3,315, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.


Note 3  Segment Reporting

The operating segments for the three months ended and the six months ended June 30, 2001 are the same as prior years. However, the Company changed its internal reporting mechanism to more closely match expenses with the revenues generated by each segment. Accordingly, prior periods' segment information has been adjusted to reflect the current method of management reporting as though it had been in place for all periods presented.

Segment information for the six months ended June 30, 2001 and 2000, is presented below.

Six Months Ended June 30, 2001
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  21,291    $     854    $    491   $   22,636
Provision for loan loss ....     2,197            0          53        2,250
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    19,094          854         438       20,386

Non-interest income ........     7,334        3,803         439       11,576
Non-interest expense .......    15,170        3,499       3,761       22,430
                               -------      -------     -------      -------
Income before income taxes .    11,258        1,158      (2,884)       9,532
Income taxes ...............         0            0       2,643        2,643
                               -------      -------     -------      -------
Net income ................. $  11,258    $   1,158    $ (5,527)  $    6,889
                               =======      =======     =======      =======

Six Months Ended June 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  21,037    $   1,037    $    802   $   22,876
Provision for loan loss ....     2,410           54         215        2,679
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    18,627          983         587       20,197

Non-interest income ........     6,252        2,362         291        8,905
Non-interest expense .......    14,097        2,348       4,385       20,830
                               -------      -------     -------      -------
Income before income taxes .    10,782          997      (3,507)       8,272
Income taxes ...............         0            0       2,288        2,288
                               -------      -------     -------      -------
Net income ................. $  10,782    $     997    $ (5,795)  $    5,984
                               =======      =======     =======      =======


Segment information for the three months ended June 30, 2001 and 2000, is presented below.

Three Months Ended June 30, 2001
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,818    $     498    $    238   $   11,554
Provision for loan loss ....     1,079            0          46        1,125
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,739          498         192       10,429

Non-interest income ........     3,596        1,944         306        5,846
Non-interest expense .......     7,764        1,787       1,824       11,375
                               -------      -------     -------      -------
Income before income taxes .     5,571          655      (1,326)       4,900
Income taxes ...............         0            0       1,313        1,313
                               -------      -------     -------      -------
Net income ................. $   5,571    $     655    $ (2,639)  $    3,587
                               =======      =======     =======      =======

Three Months Ended June 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,486    $     408    $    417   $   11,311
Provision for loan loss ....     1,520           34         136        1,690
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     8,966          374         281        9,621

Non-interest income ........     3,014        1,320         188        4,522
Non-interest expense .......     7,140        1,299       1,973       10,412
                               -------      -------     -------      -------
Income before income taxes .     4,840          395      (1,504)       3,731
Income taxes ...............         0            0       1,015        1,015
                               -------      -------     -------      -------
Net income ................. $   4,840    $     395    $ (2,519)  $    2,716
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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is currently evaluating the impact of the application of the nonamortization provisions of the Statement. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Note 5  Subsequent Events

As of June 30, 2001, the Company had repurchased 249,331 shares of its common stock during the year. Subsequent to that time, the Company purchased an additional 3,725 shares of its common stock. As of August 13, 2001, the Company had repurchased a total of 253,056 shares of the Company's stock during the year.

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


Financial Condition

Total assets of The Peoples Holding Company grew from $1,211,940 on December 31, 2000, to $1,240,074 on June 30, 2001, or 2.32% for the six month period. On June 30, 2001, average earning assets were $1,119,623, or 91.38% of total average assets, compared to $1,104,549, or 92.26% of total average assets on December 31, 2000. Growth in average fixed assets and other real estate owned, along with the purchase of bank owned life insurance, contributed to the reduction of average earning assets as a percentage of average total assets.

The securities portfolio is utilized as a means of liquidity, an alternative earning source for excess funds, and collateral on pledges for certain types of deposits. Securities increased from $278,574 on December 31, 2000, to $283,993 on June 30, 2001. The growth was primarily due to mortgage backed securities. As permitted with the adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," all held-to-maturity securities were transferred to the available-for-sale portfolio at the beginning of the year which improved the Company's liquidity and provided more flexibility in asset management.

The loan portfolio represents the largest component of the Company's assets. Loans, net of unearned income, increased $4,621, or 0.57%, from $815,854 at December 31, 2000, to $820,475 at June 30, 2001. Most of the increase in the loan portfolio was attributable to commercial loans.

The Company's primary source of funding continues to be deposits generated in the communities served by the Bank. Total deposits for the first six months of 2001 grew from $1,046,605 on December 31, 2000, to $1,067,855 on June 30, 2001,
or an increase of 2.03%, with the majority of growth in time deposits.

Total shareholders' equity for the Company grew from $121,661 on December 31, 2000, to $122,688 on June 30, 2001, or 0.84% for the six month period. The equity capital to total assets ratios were 9.89% and 10.04% at June 30, 2001, and December 31, 2000, respectively. Growth in capital as a result of net income and changes in unrealized portfolio gains attributable to recent decreases in interest rates was offset by the repurchase of approximately 221,000 shares of common stock through a tender offer during the second quarter of 2001. Cash dividends declared increased from $.23 per share in the first quarter of 2001 to $.24 per share in the second quarter of 2001.

Results of Operations

The Company's net income for the six month period ended June 30, 2001, was $6,889, representing an increase of $905, or 15.12% over net income for the six month period ended June 30, 2000, which totaled $5,984. For the three month periods ended June 30, 2001 and 2000, net income was $3,587 and $2,716, respectively. The increase in net income for the three and six month periods ended June 30, 2001, compared to the same periods for 2000, resulted from continued emphasis on improving net interest margin and loan quality, diversifying sources of noninterest income, and maintaining noninterest expense control. The annualized return on average assets for the six month periods ending June 30, 2001 and 2000, was 1.11% and 1.06%, respectively, while the annualized return on average equity over the same periods was 10.91% and 10.82%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. The recent decline in economic activity resulted in slower demand for loans. In the third quarter of 2000, the Company intentionally curtailed its indirect loan portfolio, reducing the average loan to average deposit ratio from 79.17% at June 30, 2000, to 76.64% at June 30, 2001. As a result, more funds were shifted to the investment portfolio. Net interest income was also adversely impacted by time deposits, a higher cost funding source, which represented approximately 55% of total average deposits for the six month period ended June 30, 2001, compared to approximately 51% for the same period during 2000.

Net interest income for the six month periods ended June 30, 2001 and 2000, was $22,636 and $22,876, respectively. Although net interest margin for the six month period ended June 30, 2001, was 4.37% compared to 4.47% for the same period during 2000, recent changes in the pricing environment coupled with the pricing strategies enacted by management have improved the Company's net interest margin, which was 4.43% for the three month period ended June 30, 2001, compared to 4.30% for the three month period ended March 31, 2001. The improvement in net interest margin contributed to a higher net interest income for the three month period ended June 30, 2001, of $11,554, compared to $11,311 for the same period of 2000.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on the Company's current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The provision for loan losses totaled $2,250 and $2,679 for the six month periods ended June 30, 2001 and 2000, respectively. For the three month periods ended June 30, 2001 and 2000, the provision for loan losses totaled $1,125 and $1,690, respectively. An additional $700 was charged to the provision for loan losses during the second quarter of 2000 to improve the allowance for loan losses, which had fallen below desirable levels due to loan growth and some credit deteriorations. The allowance for loan losses as a percentage of loans outstanding was 1.39% and 1.29% as of June 30, 2001 and December 31, 2000, respectively. Net charge-offs to average loans was .17% and .23% for the six month periods ending June 30, 2001 and 2000, respectively.

Noninterest income, excluding gains from the sales of securities, was $11,531 for the six month period ending June 30, 2001, compared to $8,905 for the same period in 2000, or an increase of 29.49%. For the three month periods ended June 30, 2001 and 2000, noninterest income, excluding gains from the sales of securities, was $5,844 and $4,522, respectively. The Company's continued emphasis on sales of specialized products and services accounted for the majority of the increase in noninterest income between 2001 and 2000. The increase also reflects monthly insurance commissions that were not recognized until the second and fourth quarters of 2000 with the acquisitions of The Southern Insurance Group and The Dominion Insurance Agency, respectively.
Excluding gains from the sales of securities and the additional fee income related to the insurance companies, growth in noninterest income was 18.73% for the six month period ended June 30, 2001, compared to the same period in 2000. Non-sufficient fund fees accounted for the majority of the increase in service charges while improvements within fees and commissions included mortgage loan fees, loan document preparation fees, PC banking fees, and cash management fees. Other noninterest income reflects the June 2001 purchase of bank owned life insurance and gains on the sale of mortgage loans.

Noninterest expense was $22,430 for the six month period ended June 30, 2001, compared to $20,830 for the same period in 2000, or an increase of 7.68%. Excluding the impact of the acquisition of the insurance companies, the Company experienced a modest 3.62% growth in noninterest expense, which was due largely to the Company's employee incentive plan and normal salary increases. The remaining components of noninterest expense reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by the Company. Noninterest expense for the three month period ended June 30, 2001, was $11,375, compared to $10,412 for the same period during 2000.

Income tax expense was $2,643 for the six month period ended June 30, 2001, (with an effective tax rate of 27.73%) compared to $2,288 (with an effective tax rate of 27.66%) for the same period in 2000. The Company continues to monitor its tax position and its impact on future earnings.


Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that the Company meets the liquidity requirements deemed appropriate by management and regulators.

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

On April 16, 2001, the Company announced a tender offer to repurchase up to 604,312 shares of its common stock at $23.00 per share. On May 15, 2001, the Company funded the repurchase of approximately 221,000 shares of its common stock under this tender offer from cash and the liquidation of short-term investments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of June 30, 2001, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.
                                                Actual
                                                Amount    Ratio
                                                ------    -----
                                            (in thousands)
As of June 30, 2001
         Total Capital ....................   $ 121,353   14.6%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,970   13.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,970    9.1%
           (to Adjusted Average Assets)

As of December 31, 2000
         Total Capital ....................   $ 122,165   15.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,022   13.8%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,022    9.4%
           (to Adjusted Average Assets)


Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company exceeds the requirements for a well capitalized bank.

Book value per share was $21.13 and $20.09 at June 30, 2001, and December 31, 2000, respectively. Earnings per share for the six month periods ended June 30, 2001 and 2000, were $1.15 and $0.97, respectively. Quarterly cash dividends were $0.23 per share during the first quarter of 2001, up from $0.22 per share during the fourth quarter of 2000. Dividends were increased again during the second quarter of 2001 to $0.24 per share.

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


Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against the Company during the quarter ending June 30, 2001.

   Item 2.     Changes in Securities

               On April 16, 2001, the Company filed Form SC TO-I with the Securities and Exchange Commission announcing a tender offer to repurchase up to 604,312 shares of its common stock at $23.00 per share. The Company repurchased 220,556 shares of its common on May 15, 2001, through the tender offer.

               Excluding the shares of common stock repurchased through the tender offer, the Company repurchased an additional 32,500 shares of its common stock through August 13, 2001, at an average price of $25.91 per share.

               These transactions reduced the outstanding shares of common stock of the Company from 6,056,899 at December 31, 2000, to 5,803,843 at August 13, 2001.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of The Peoples Holding Company was held on April 17, 2001, for the purpose of electing five members to the board of directors for a three year term and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

               Election of Directors          For      Withheld   Not Voting

                THREE-YEAR TERM
               John M. Creekmore           5,299,567    51,851     860,866
               E. Robinson McGraw          5,305,455    45,963     860,866
               John W. Smith               5,267,720    83,698     860,866
               Robert H. Weaver            5,299,439    51,979     860,866
               J. Larry Young              5,299,439    51,979     860,866


                                              For       Against    Abstain
               Ratify appointment of
               Ernst & Young LLP as
               independent auditors
               for 2001                    5,345,883          0     866,401

Item 6.(b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the second quarter of 2001.

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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  August 13, 2001              /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer