Form 10-Q
period 2001-09-30
PEOPLES HOLDING CO
filed 2001-11-13
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 5,722,741 shares outstanding
                             as of November 9, 2001

                          THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 September 30, 2001 and December 31, 2000.............  3

            Condensed Consolidated Statements of Income - Three Months
                 and Nine Months Ended September 30, 2001 and 2000....  4

            Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2001 and 2000........  5

            Notes to Condensed Consolidated Financial Statements......  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................  9

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk.................................... 13

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings........................................ 14

         Item 2.

             Changes in Securities.................................... 14

         Item 6.(a) and (b)

             Exhibits and Reports on Form 8-K......................... 14

         Signatures................................................... 14

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                               SEPTEMBER 30      DECEMBER 31
                                                   2001             2000
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      44,710     $    27,676
   Interest-bearing balances with banks .....         29,369          29,141
                                                  ----------       ---------
                Cash and Cash Equivalents ...         74,079          56,817

   Securities available-for-sale ............        286,001         192,916

   Securities held-to-maturity (fair
      value - $0 and $85,981 at
      September 30, 2001 and December 31,
      2000, respectively) ...................                         85,658

   Loans, net of unearned income ............        827,041         815,854
      Allowance for loan losses .............        (11,166)        (10,536)
                                                  ----------       ---------
                Net Loans ...................        815,875         805,318

   Premises and equipment, net ..............         28,862          30,105
   Other assets .............................         58,687          41,126
                                                  ----------       ---------
            Total Assets ....................  $   1,263,504     $ 1,211,940
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     160,687     $   131,718
      Interest-bearing ......................        926,912         914,887
                                                  ----------       ---------
                Total Deposits ..............      1,087,599       1,046,605

   Treasury tax and loan note account .......          6,731           4,603
   Advances from the Federal Home Loan Bank .         24,424          19,946
   Other liabilities ........................         19,451          19,125
                                                  ----------       ---------
                Total Liabilities ...........      1,138,205       1,090,279

Shareholders' Equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued; 5,757,799 and 6,056,899 shares
     outstanding at September 30, 2001 and
     December 31, 2000, respectively ........         31,061          31,061
   Treasury stock, at cost ..................        (11,078)         (3,688)
   Additional paid-in capital ...............         39,850          39,931
   Retained earnings ........................         60,962          54,423
   Accumulated other comprehensive income ...          4,504             (66)
                                                  ----------       ---------
                Total Shareholders' Equity ..        125,299         121,661
                                                  ----------       ---------
            Total Liabilities and
               Shareholders' Equity .........  $   1,263,504     $ 1,211,940
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                             NINE MONTHS ENDED SEPTEMBER 30  THREE MONTHS ENDED SEPTEMBER 30
                                                   2001           2000            2001           2000
                                                   ----           ----            ----           ----
                                                       (Unaudited)                    (Unaudited)
Interest Income
      Loans ................................   $   53,919     $   54,145     $   17,773     $   18,704
      Securities:
           Taxable .........................        9,380          8,949          3,030          3,019
           Tax-exempt ......................        3,004          3,099            991          1,017

      Other ................................          669            269             83              3
                                                  -------        -------        -------        -------
                Total interest income ......       66,972         66,462         21,877         22,743

Interest Expense
      Deposits .............................       31,276         30,707          9,548         10,891
      Borrowings  ..........................        1,090          1,581            359            554
                                                  -------        -------        -------        -------
                Total interest expense .....       32,366         32,288          9,907         11,445
                                               ----------     ----------     ----------     ----------
                Net interest income ........       34,606         34,174         11,970         11,298

Provision for loan losses ..................        3,475          4,068          1,225          1,389
                                                ---------      ---------      ---------      ---------
                Net interest income after
                provision for loan losses ..       31,131         30,106         10,745          9,909

Noninterest income:
      Service charges on deposit accounts ..        8,569          7,302          2,961          2,479
      Fees and commissions .................        5,276          3,640          1,842          1,468
      Trust revenue ........................          660            802            130            267
      Gains on sale of securities ..........           87                            42
      Other ................................        3,156          2,053          1,197            678
                                                  -------        -------        -------        -------
                Total noninterest income ...       17,748         13,797          6,172          4,892

Noninterest expenses:
      Salaries and employee benefits .......       19,285         16,811          6,862          5,860
      Data processing.......................        2,629          2,414            902            788
      Net occupancy ........................        2,402          2,305            797            840
      Equipment ............................        2,195          2,181            733            720
      Other ................................        7,792          7,893          2,579          2,566
                                                ---------      ---------      ---------      ---------
                Total noninterest expenses .       34,303         31,604         11,873         10,774
                                               ----------     ----------     ----------     ----------

Income before income taxes .................       14,576         12,299          5,044          4,027
Income taxes ...............................        3,845          3,401          1,202          1,113
                                                ---------      ---------      ---------      ---------
                Net income .................   $   10,731     $    8,898     $    3,842     $    2,914
                                               ==========     ==========     ==========     ==========

Basic and diluted earnings per share  ......       $ 1.81         $ 1.45         $ 0.66         $ 0.48
                                                   ======         ======         ======         ======

Weighted average shares outstanding  .......    5,925,326      6,121,553      5,793,822      6,082,559
                                                =========      =========      =========      =========

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                      2001             2000
                                                      ----             ----
                                                           (Unaudited)
Operating Activities
          Net Cash Provided (Used) by Operating
                Activities ..................... $     (2,071)   $     10,778

Investing Activities
      Purchases of securities
           available-for-sale ..................      (71,398)        (26,031)
      Proceeds from sales of securities
           available-for-sale ..................       13,208
      Proceeds from calls/maturities of
           securities available-for-sale .......       58,214          11,133
      Purchases of securities held-to-maturity .                       (2,000)
      Proceeds from calls/maturities of
           securities held-to-maturity .........                        2,858
      Net increase in loans ....................      (69,181)        (55,038)
      Proceeds from sales of loans .............       53,544          27,404
      Proceeds from sales of premises
           and equipment .......................           33             297
      Purchases of premises and equipment ......       (1,023)         (3,239)
      Business combinations ....................                         (518)
                                                   ----------      ----------
          Net Cash Used in Investing
                Activities .....................      (16,603)        (45,134)

Financing Activities
      Net increase (decrease) in
          noninterest-bearing deposits .........       28,969          (3,581)
      Net increase in
          interest-bearing deposits ............       12,025          61,116
      Net increase in
          short-term borrowings ................        2,128           1,668
      Proceeds from other borrowings ...........        6,000           2,104
      Repayments of other borrowings ...........       (1,522)        (21,398)
      Acquisition of treasury stock ............       (7,390)         (4,791)
      Cash dividends paid ......................       (4,193)         (4,007)
      Other financing activities ...............          (81)
                                                   ----------      ----------
          Net Cash Provided by Financing
                Activities .....................       35,936          31,111
                                                   ----------      ----------
            Increase (Decrease) in Cash
                and Cash Equivalents ...........       17,262          (3,245)

      Cash and Cash Equivalents at
           beginning of period .................       56,817          43,871
                                                   ----------      ----------
      Cash and Cash Equivalents at
           end of period ....................... $     74,079    $     40,626
                                                 ============    ============
Supplemental Disclosures:
  Non-cash transactions:
     Transfer of loans to other real estate .... $      2,104    $      1,458
     Transfer of premises and equipment to
        other assets ...........................          181
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                        (in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 2000.

Note 2  Comprehensive Income

For the quarters ended September 30, 2001 and 2000, total comprehensive income amounted to $5,613 and $4,187, respectively. For the nine month periods ended September 30, 2001 and 2000, total comprehensive income amounted to $15,301 and $9,931, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 3  Segment Reporting

The operating segments for the three months ended and the nine months ended September 30, 2001 are the same as prior years. However, we changed our internal reporting mechanism to more closely match expenses with the revenues generated by each segment. Accordingly, prior periods' segment information has been adjusted to reflect the current method of management reporting as though it had been in place for all periods presented.

Segment information for the nine months ended September 30, 2001 and 2000, is presented below.

Nine Months Ended September 30, 2001
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  32,481    $   1,269    $    856   $   34,606
Provision for loan loss ....     3,399            0          76        3,475
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    29,082        1,269         780       31,131

Non-interest income ........    11,033        5,792         923       17,748
Non-interest expense .......    23,071        5,186       6,046       34,303
                               -------      -------     -------      -------
Income (loss) before taxes .    17,044        1,875      (4,343)      14,576
Income taxes ...............         0            0       3,845        3,845
                               -------      -------     -------      -------
Net income (loss)........... $  17,044    $   1,875    $ (8,188)  $   10,731
                               =======      =======     =======      =======

Nine Months Ended September 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  32,306    $     923    $    945   $   34,174
Provision for loan loss ....     3,659           82         327        4,068
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    28,647          841         618       30,106

Non-interest income ........     9,509        3,917         371       13,797
Non-interest expense .......    21,400        3,884       6,320       31,604
                               -------      -------     -------      -------
Income (loss) before taxes .    16,756          874      (5,331)      12,299
Income taxes ...............         0            0       3,401        3,401
                               -------      -------     -------      -------
Net income (loss)........... $  16,756    $     874    $ (8,732)  $    8,898
                               =======      =======     =======      =======


Segment information for the three months ended September 30, 2001 and 2000, is presented below.

Three Months Ended September 30, 2001
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  11,278    $     434    $    258   $   11,970
Provision for loan loss ....     1,203            0          22        1,225
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..    10,075          434         236       10,745

Non-interest income ........     3,699        1,990         483        6,172
Non-interest expense .......     7,902        1,686       2,285       11,873
                               -------      -------     -------      -------
Income (loss) before taxes .     5,872          738      (1,566)       5,044
Income taxes ...............         0            0       1,202        1,202
                               -------      -------     -------      -------
Net income (loss) .......... $   5,872    $     738    $ (2,768)  $    3,842
                               =======      =======     =======      =======

Three Months Ended September 30, 2000
                                        Specialized
                              Branches    Products     All Other     Total
                              --------   ----------    ---------   ---------
Net interest income ........ $  10,961    $     148    $    189   $   11,298
Provision for loan loss ....     1,250           28         111        1,389
                               -------      -------     -------      -------
Net interest income after
  provision for loan loss ..     9,711          120          78        9,909

Non-interest income ........     3,257        1,555          80        4,892
Non-interest expense .......     7,303        1,536       1,935       10,774
                               -------      -------     -------      -------
Income (loss) before taxes .     5,665          139      (1,777)       4,027
Income taxes ...............         0            0       1,113        1,113
                               -------      -------     -------      -------
Net income (loss) .......... $   5,665    $     139    $ (2,890)  $    2,914
                               =======      =======     =======      =======

Note 4  Other Accounting Pronouncements

On January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted with the adoption of this Statement, we transferred our held-to-maturity securities to securities available-for-sale on January 1, 2001. At the time of the transfer, the held-to-maturity securities had a carrying value of $85,658 and a market value of $85,981. The adoption of the new Statement did not have a material impact on our earnings or financial position.

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

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We have evaluated the impact of the application of the nonamortization provisions of the Statement. The effect of these provisions will be an increase to income before taxes of approximately $785 for the year ended December 31, 2002. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and have not yet determined what the effect of these tests will be on our earnings and financial position.

Note 5  Subsequent Events

As of September 30, 2001, we had repurchased 299,100 shares of our common stock during the year. Subsequent to that time, we purchased an additional 35,058 shares of our common stock. As of November 9, 2001, we had repurchased a total of 334,158 shares of our common stock during the year.

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                        (in thousands, except share data)


This Form 10-Q may contain, or incorporate by reference, statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans, and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition

Total assets of The Peoples Holding Company increased from $1,211,940 on December 31, 2000, to $1,263,504 on September 30, 2001, or 4.25% for the nine month period. On September 30, 2001, average earning assets were $1,116,677, or 90.95% of total average assets, compared to $1,104,549, or 92.26% of total average assets on December 31, 2000. Increases in other real estate owned and the purchase of bank owned life insurance contributed to the reduction of average earning assets as a percentage of average total assets.

The securities portfolio is utilized as a means of liquidity, an alternative earning source for excess funds, and collateral on pledges for certain types of deposits. Securities increased from $278,574 on December 31, 2000, to $286,001 on September 30, 2001. During the first quarter, we changed the investment strategy lessening the percentage of the portfolio being held in Treasury securities. This change afforded us the opportunity to increase our yield by moving from Treasury securities into other agency and mortgage-backed securities. In order to provide more liquidity and asset-liability management flexibility, and as permitted by Financial Accounting Standards Board Statement No. 133, upon adoption, we moved all held-to-maturity securities to available-for-sale.


The loan portfolio represents the largest component of our assets. Loans, net of unearned income, increased $11,187, or 1.37%, from $815,854 at December 31, 2000, to $827,041 at September 30, 2001. Due to a slowing economy and despite the efforts by the Federal Reserve in substantially dropping interest rates, loan demand remains soft in our market. The third quarter, however, experienced the largest loan growth for the year primarily due to commercial loans. Consumer debt continues to decrease principally as the result of curtailing the indirect loan portfolio. The average loan to average deposit ratio has declined from 79.44% at September 30, 2000, to 76.85% at September 30, 2001.

Our primary source of funding continues to be deposits generated in the communities served by the Bank. Total deposits for the first nine months of 2001 increased from $1,046,605 on December 31, 2000, to $1,087,599 on September 30, 2001, or an increase of 3.92%. Due to the low interest rates being paid on deposits, and the consumer perception that interest rates have reached their bottom, depositors are keeping their accounts very liquid. Our deposit growth has occurred in both money market and interest-bearing transaction accounts as a result of this customer behavior.

Total shareholders' equity increased from $121,661 on December 31, 2000, to $125,299 on September 30, 2001, or 2.99% for the nine month period. Equity capital to total assets was 9.92% and 10.04% at September 30, 2001, and December 31, 2000, respectively. The growth in capital from increased earnings and increased unrealized portfolio gains related to recent declines in interest rates has been offset by the repurchase of approximately 300,000 shares of common stock during 2001. In the second quarter, we made a tender offer that resulted in the acquisition of approximately 221,000 shares of our common stock. Cash dividends declared increased from $.23 per share for the first quarter of 2001 to $.24 per share for the second and third quarters of 2001, marking the 15th consecutive year of cash dividend increases.

Results of Operations

For the three month periods ended September 30, 2001 and 2000, net income was $3,842 and $2,914, respectively, up 31.84%. Earnings per share for the third quarter of 2001 were $0.66 , an increase of 37.50% from $0.48 for the comparable period a year ago. Our net income for the nine month period ended September 30, 2001, was $10,731, representing an increase of $1,833, or 20.60% over net income for the nine month period ended September 30, 2000, which totaled $8,898. Earnings per share for the nine-month period ended September 30, 2001, increased 24.83% to $1.81 from $1.45 for the comparable period a year ago. The increase in net income for the three and nine month periods ended September 30, 2001, compared to the same periods for 2000, resulted from continued emphasis on improving net interest margin and loan quality, diversifying sources of noninterest income, and maintaining noninterest expense control. Earnings per share were also positively impacted by a decrease in our average shares outstanding due to our 2001 share repurchases. The annualized return on average assets for the nine month periods ending September 30, 2001 and 2000, was 1.16% and 1.00%, respectively, while the annualized return on average equity over the same periods was 11.44% and 10.17%, respectively.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Recent changes in the pricing environment coupled with the pricing strategies enacted by management have improved net interest margin, which was 4.58% for the three month period ended September 30, 2001, compared to 4.37% for the same period in 2000. Net interest margin for the nine month period ended September 30, 2001, was 4.44% compared to 4.43% for the same period during 2000. Net interest income has improved each quarter during 2001 primarily as a result of the risk-based pricing of loans, the change in the investment mix, and the falling of interest rates paid on deposit accounts. The improvement in net interest margin contributed to a higher net interest income for the three month period ended September 30, 2001, of $11,970, compared to $11,298 for the same period of 2000. Net interest income for the nine month periods ended September 30, 2001 and 2000, was $34,606 and $34,174, respectively.

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on our current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. For the three month periods ended September 30, 2001 and 2000, the provision for loan losses totaled $1,225 and $1,389, respectively. The provision for loan losses totaled $3,475 and
$4,068 for the nine month periods ended September 30, 2001 and 2000, respectively. An additional $700 was charged to the provision for loan losses during the second quarter of 2000 to improve the allowance for loan losses, which had fallen below desirable levels due to loan growth and some credit deteriorations. The allowance for loan losses as a percentage of loans outstanding was 1.35% and 1.29% as of September 30, 2001 and December 31, 2000, respectively. Net charge-offs to average loans was .35% and .36% for the nine month periods ending September 30, 2001 and 2000, respectively. The level of non-performing loans declined from 1.09% at September 30, 2000, to 0.62% at September 30, 2001, resulting in the coverage ratio improving from 124.75% to 218.20% at September 30, 2000 and 2001, respectively.

Significant effort has been directed toward improving noninterest income. For the three month periods ended September 30, 2001 and 2000, noninterest income, excluding gains from the sales of securities, was $6,130 and $4,892, respectively, up 25.30%. Noninterest income, excluding gains from the sales of securities, was $17,661 for the nine month period ending September 30, 2001, compared to $13,797 for the same period in 2000, or an increase of 28.01%. Our continued emphasis on sales of specialized products and services accounted for the majority of the increase in noninterest income between 2001 and 2000. The increase also reflects insurance commissions that were not recognized until the second and fourth quarters of 2000 with the acquisitions of The Southern Insurance Group and The Dominion Insurance Agency, respectively. Excluding gains from the sales of securities and the additional fee income related to the insurance companies, growth in noninterest income was 20.86% for the nine month period ended September 30, 2001, compared to the same period in 2000. Non-sufficient fund fees accounted for the majority of the increase in service charges. Improvements within fees and commissions included mortgage loan fees, loan document preparation fees, PC banking fees, and cash management fees. Other noninterest income reflects increases in value from the June 2001 purchase of bank owned life insurance and gains on the sale of mortgage loans.

Noninterest expense for the three month period ended September 30, 2001, was $11,873, compared to $10,774 for the same period during 2000. Noninterest expense was $34,303 for the nine month period ended September 30, 2001, compared to $31,604 for the same period in 2000, or an increase of 8.54%. Excluding the impact of the acquisition of the insurance companies, we experienced a 5.72% growth in noninterest expense, which was due largely to the employee incentive plan and normal salary increases. The remaining components of noninterest expense reflect normal increases for banking related expenses and general inflation in the cost of services and supplies purchased by us.

Income tax expense was $3,845 for the nine month period ended September 30, 2001, (with an effective tax rate of 26.38%) compared to $3,401 (with an effective tax rate of 27.65%) for the same period in 2000. We have been able to achieve this lower effective tax rate by investing in tax-exempt securities and assets. We have also invested in assets that provide tax credits. We continue to monitor our tax position and its impact on future earnings.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that the Company continues to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that we meet the liquidity requirements deemed appropriate by management and regulators.

Another source available for meeting liquidity needs is available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, we maintain a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account. Historically, we have not relied upon these sources to meet long-term liquidity needs. Funds obtained from the FHLB are used primarily to match mortgage loan originations in order to minimize interest rate risk, but may be used to provide short-term funding.

On April 16, 2001, a tender offer was announced to repurchase up to 604,312 shares of our common stock at $23.00 per share. On May 15, 2001, we funded the repurchase of approximately 221,000 shares of our common stock under this tender offer from cash and the liquidation of short-term investments.

Capital Resources

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of September 30, 2001, we met all capital adequacy requirements to which we are subject.

As of September 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.



                                                Actual
                                                Amount    Ratio
                                                ------    -----
                                            (in thousands)
As of September 30, 2001
         Total Capital ....................   $ 121,101   14.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,555   13.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 110,555    9.0%
           (to Adjusted Average Assets)

As of December 31, 2000
         Total Capital ....................   $ 122,165   15.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,022   13.8%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 112,022    9.4%
           (to Adjusted Average Assets)



Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $21.76 and $20.09 at September 30, 2001, and December 31, 2000, respectively.

Our capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.



                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no  significant  changes to our disclosure on  quantitative  and
qualitative   disclosures  about  market  risk  since  December  31,  2000.  For additional information, see our Form 10-K for the year ended December 31, 2000.

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against us during the quarter ending September 30, 2001.

   Item 2.     Changes in Securities

               On April 16, 2001, we filed Form SC TO-I with the Securities and Exchange Commission announcing a tender offer to repurchase up to 604,312 shares of our common stock at $23.00 per share. We repurchased 220,556 shares of our common stock on May 15, 2001, through the tender offer.

               Excluding the shares of common stock repurchased through the tender offer, we have repurchased an additional 113,602 shares of our common stock through November 9, 2001, at an average price of $30.69 per share.

               These transactions reduced the outstanding shares of our common stock from 6,056,899 at December 31, 2000, to 5,722,741 at
               November 9, 2001.


Item 6.(b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the third quarter of 2001.


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


                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant


DATE:  November 13, 2001              /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer