Form 10-K405
period 2001-12-31
PEOPLES HOLDING CO
filed 2002-03-18
CIK 715072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001
                         Commission file number 1-13253

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X___NO_____

Disclosure of delinquent filings pursuant to Item 405 of Regulation S-K will be contained in the registrant's proxy statement for its 2002 annual meeting of shareholders, which statement is incorporated by reference in Part III of this Form 10-K. YES__X___NO_____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2002, was $209,163,257, based on 5,653,061 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of annual Proxy Statement dated March 18, 2002, relating to the annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                           THE PEOPLES HOLDING COMPANY

                                    Form 10-K

                      For the year ended December 31, 2001

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

PART IV
       Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                       8-K

                                     PART I

This Annual Report (Form 10-K) may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance  and involve risks and  uncertainties,  and that actual  results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans, and competition in the Company's markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

ITEM 1. BUSINESS

General

The Peoples Holding Company (the Registrant or referenced as the Company, we, our, or us) was organized under the laws of the State of Mississippi and incorporated on November 10, 1982, in order to acquire all of the common stock of The Peoples Bank & Trust Company, Tupelo, Mississippi (the Bank).

Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management organized the branch banks into community banks using a franchise concept. The franchise approach empowers community bank managers to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist the managers in determining the success of their plan implementation.

Our vision is further validated through our core values. These values state that
1) employees are our greatest asset, 2) quality is not negotiable, and 3) clients' trust is foremost. Centered around these values were the development of five different objectives that are the focal point of our strategic plan. Those objectives include: 1) client satisfaction and development, 2) financial soundness and profitability, 3) growth, 4) employee satisfaction and development, and 5) shareholder satisfaction and development.

Approximately 60 short- and long-range strategic initiatives were identified to accomplish our objectives. At December 31, 2001, a majority of the short-term initiatives were completed and significant progress was made on the long-term initiatives.

Organization

We commenced business on July 1, 1983, the date the Bank was acquired. All of our business activities are conducted through the Bank and the Bank's wholly owned subsidiary, Peoples Insurance Agency. The Bank accounts for substantially all of the assets and revenues of the Registrant.

On December 31, 2001, we had 24 community banks (franchises) with 40 banking offices located in Aberdeen, Amory, Batesville, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch, Pontotoc, Saltillo, Sardis, Shannon, Southaven, Tupelo, Water Valley, West Point, and Winona, Mississippi. In addition, we have an insurance company with offices located at Corinth, Louisville and Tupelo.

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

At our core we are a community bank offering a complete range of banking and financial services to individuals and small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines located throughout our market area and our PC Banking product provide 24-hour banking services. Accounts receivable factoring is also available to qualified businesses.

We offer a wide variety of fiduciary services, and administer (as trustee or in other fiduciary or representative capacities) pension, profit sharing and other employee benefit plans, and personal trusts and estates. In addition to offering annuities and mutual funds, the acquisition of insurance agencies has expanded our product and delivery network to include personal and business insurance coverage. Neither we, nor our subsidiary, has any foreign activities.

Competition

Vigorous competition exists in all major areas where we conduct business. Not only do we compete through our subsidiary bank with state and national banks in our service areas, but also with savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms, and investment companies for available loans and depository accounts. All of these institutions compete in the delivery of services and products through availability, quality, and pricing. There are no dominant competitors in our market area.

For 2001, we maintained 20% of the market share in our area. Our largest competitor is Bancorp South with a market share of 27%. Other competitors, each with less than 10% of the market share, include Union Planters Bank, AmSouth Bank, and Trustmark National Bank. In addition, there are other banks that compete with us on a smaller segmented market basis.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is registered as such with the Board of Governors of the Federal Reserve System (the Board). We are required to file with the Board an annual report and such other information as the Board may require. The Board may also make examinations of our Company and its subsidiary pursuant to the Act. The Board also has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt.

The Act requires every bank holding company to obtain prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned by the Registrant.

The Act provides that the Board shall not approve any acquisition, merger or consolidation, which would result in monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. Neither will the Board approve any other transactions in which the effect might substantially lessen competition, or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception is for engaging in or acquiring shares of a company whose activities are found by the Board to be so closely related to banking or managing banks as to be a proper incident thereto. In making such determinations, the Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency of resources versus the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. Both the Company and its subsidiary are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the bank holding company or its subsidiary, on investments in the stock or other securities of the bank holding company or its subsidiary, and on taking such stock or other securities as collateral for loans of any borrower.

The Bank Holding Company Act of 1956 was recently amended to permit "financial holding companies" to engage in a broad range of financial activities. The new legislation, the Gramm-Leach-Bliley Act, was enacted on November 12, 1999, and became effective on March 11, 2000. The Act sets forth requirements to be met in order to engage in financial activities and defines those financial activities. As of December 31, 2001, we had not formed a financial holding company.

Our subsidiary Bank was chartered under the laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Department of Banking and Consumer Finance of the State of Mississippi. The Bank is also insured by the Federal Deposit Insurance Corporation and is subject to examination and review by that regulatory authority.

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

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2001, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 19.09% of the Bank's consolidated net assets.

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

Industry trends seem to be toward competitive equality within the financial services industry. This was evidenced in 1980 by the formation of the Depository Institution Deregulation Committee (the DIDC). The DIDC's sole purpose was to eliminate the restrictions imposed upon the rates of interest a depository institution could pay on a deposit account. The trend was again evidenced in 1982 with the passage of the Garn-St. Germain Depository Institutions Act. This act provided for, among other things, the money market account. This account was designed to operate in a manner similar to the money market mutual funds being offered by the investment brokers. It would earn a market rate of interest with limited third-party withdrawals and a minimum balance requirement.

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

Personnel

At December 31, 2001, we employed 577 people on a full-time equivalent basis.

Dependence Upon a Single Customer

Neither the Registrant nor its subsidiary is dependent upon a single customer or upon a limited number of customers.

Segment Reporting

The information under the caption "Note L - Segment Reporting" on page 56 of the Registrant's 2001 Form 10-K is incorporated herein by reference.

Acquisition of Certain Assets and Liabilities

The information under the caption "Note B - Business Combinations" on page 46 of the Registrant's 2001 Form 10-K is incorporated herein by reference.

Executive Officers of the Registrant

The principal executive officer of the Company and its subsidiary as of December 31, 2001, is as follows:

Name                                Age
E. Robinson McGraw                  55

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

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest
          Rates and Interest Differential (In Thousands)

                                                                                    2001
                                                            -------------------------------------------------
                                                             Tax Equivalent    Average Balance      Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Earning Assets
   Loans, net of unearned income
      Commercial ..........................................      $ 38,336        $    442,732         8.66%
      Consumer ............................................        18,089             196,378         9.21%
      Other loans .........................................        14,731             177,548         8.30%
                                                            -----------------  -----------------
            Total Loans, Net ..............................        71,156             816,658         8.71%

   Other ..................................................           873              23,429         3.73%

   Taxable securities
      U. S. Government securities .........................         2,035              33,864         6.01%
      U. S. Government agencies ...........................         2,938              49,346         5.95%
      Mortgage-backed securities ..........................         6,568             103,486         6.35%
      Other securities ....................................         1,074              13,848         7.76%
                                                            -----------------  -----------------
            Total Taxable Securities ......................        12,615             200,544         6.29%
   Tax-exempt securities
      Obligations of states and political subdivisions ....         6,436              82,482         7.80%
                                                            -----------------  -----------------
            Total Securities ..............................        19,051             283,026         6.73%
                                                            -----------------  -----------------
                    Total Earning Assets ..................        91,080           1,123,113         8.11%
Cash and due from banks ...................................                            40,146
Other assets, less allowance for loan losses ..............                            74,036
                                                                               -----------------
                        Total Assets ......................                      $  1,237,295
                                                                               =================
Interest-Bearing Liabilities
   Interest-bearing demand deposit accounts ...............         2,083        $     77,113         2.70%
   Savings and money market accounts ......................         6,701             263,581         2.54%
   Time deposits ..........................................        30,542             580,247         5.26%
                                                            -----------------  -----------------
        Total Interest-Bearing Deposits ...................        39,326             920,941         4.27%

        Total Other Interest-Bearing Liabilities ..........         1,596              29,347         5.44%
                                                            -----------------  -----------------
                  Total Interest-Bearing Liabilities ......        40,922             950,288         4.31%
Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                           144,073
   Other liabilities ......................................                            18,306
   Shareholders' equity ...................................                           124,628
                                                                               -----------------
            Total Liabilities and Shareholders' Equity ....                      $  1,237,295
                                                                               =================
Net interest income/net interest margin ...................      $ 50,158                             4.47%
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

 Table 2 - Volume/Rate Analysis
(In Thousands)

The following tables set forth for The Peoples Holding Company, for the years ended December 31 as indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates.

                                                                               2001 Compared To 2000
                                                                     ----------------------------------------
                                                                             Increase (Decrease) Due To
                                                                     ----------------------------------------
                                                                        Volume          Rate        Net (1)
                                                                     ------------  -------------  -----------
Interest income:
Loans, net of unearned income ....................................     $    51       $  (2,383)     $ (2,332)

Securities
   U. S. Government and agency securities ........................        (835)            (38)         (873)
   Obligations of states and political subdivisions ..............         (82)            (44)         (126)
   Mortgage-backed securities ....................................         855              20           875
   Other securities ..............................................         390             (16)          374

Other ............................................................         966            (552)          414
                                                                     ------------  -------------  -----------
Total interest-earning assets ....................................       1,345          (3,013)       (1,668)

Interest expense:
Interest-bearing demand deposit accounts .........................         199            (591)         (392)
Savings accounts .................................................        (320)         (2,057)       (2,377)
Time deposits ....................................................       1,945          (2,019)          (74)
Other ............................................................        (636)            269          (367)
                                                                     ------------  -------------  -----------
Total interest-bearing liabilities ...............................       1,188          (4,398)       (3,210)
                                                                     ------------  -------------  -----------
Change in net interest income ....................................     $   157       $   1,385      $  1,542
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

Table 3 - Investment Portfolio
(In Thousands)

The following tables set forth the amortized cost of securities at December 31:

                                                       2001          2000          1999
                                                   -----------   -----------   -----------
Held to maturity:

Obligations of state and political subdivisions ..   $            $  85,658     $  85,611
                                                   ===========   ===========   ===========


                                                       2001          2000          1999
                                                   -----------   -----------   -----------
Available for sale:

U. S. Government securities and agencies .........   $ 66,029     $  98,998     $  92,858
Obligations of state and political subdivisions ..     84,709
Other securities .................................    123,097        94,023        93,508
                                                   -----------   -----------   -----------
                                                    $ 273,835     $ 193,021     $ 186,366
                                                   ===========   ===========   ===========

The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities at December 31, 2001:

                                                       After One               After Five
                                 Within                But Within              But Within                After
                                One Year               Five Years              Ten Years               Ten Years
                         ---------------------   ---------------------   ---------------------   ---------------------
Available for Sale:
U. S. Government
  and agency
  securities ...........  $ 15,018     6.01%      $ 51,010     5.61%      $                       $
Obligations of
  state and political
  subdivisions .........     2,897     8.18%        23,475     7.52%        44,915     7.10%        13,423     7.28%
Other securities .......    19,330     6.06%        70,696     6.19%        28,901     6.18%         4,170     4.28%
                         ----------              ----------              ----------              ----------
                 Total    $ 37,245                $145,181                $ 73,816                $ 17,593
                         ==========              ==========              ==========              ==========

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

Table 4 - Loan Portfolio
(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2001, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Real estate mortgage loans and consumer loans are excluded, while net receivables on leased equipment are included in commercial, financial and agricultural loans in the consolidated financial statements. Also, amounts due after one year are classified according to their sensitivity to changing interest rates.

                                                         Loan Maturities
                                -------------------------------------------------------------------
                                                     After One         After
                                     Within         But Within          Five
                                    One Year        Five Years         Years             Total
                                ---------------  ---------------  ---------------  ----------------
Commercial, financial and
   agricultural ...............   $  100,323         $  47,373        $   7,265         $ 154,961
Real estate - construction ....       25,108             5,426               30            30,564
                                ---------------  ---------------  ---------------  ----------------
                                  $  125,431         $  52,799        $   7,295         $ 185,525
                                ===============  ===============  ===============  ================


                                                     Interest Sensitivity
                                                 ---------------------------
                                                    Fixed        Variable
                                                     Rate          Rate
                                                 ------------  -------------
Due after 1 but within 5 years .................   $ 51,803      $    996
Due after 5 years ..............................      7,295
                                                 ------------  -------------
                                                   $ 59,098      $    996
                                                 ============  =============


Table 5 - Time Deposits
(In Thousands)

The following table shows the maturity of time deposits over $100 at December 31, 2001:

             Less than 3 Months .............. $  72,573
             3 Months- 6 Months ..............    49,296
             6 Months-12 Months ..............    42,828
             Over 12 Months ..................    22,755
                                               -----------
                                               $ 187,452
                                               ===========

Short-term Borrowings
(In Thousands)

The average balances of short-term borrowings for 2001 and 2000 were $4,775 and $11,259 at weighted average rates of 3.33% and 6.15%, respectively.

ITEM 2. PROPERTIES

The main offices of the Registrant and its subsidiary, The Peoples Bank and Trust Company, are located at 209 Troy Street, Tupelo, Mississippi. All floors of the five-story building are occupied by various departments within the Bank. The Technology Center, also located in Tupelo, Mississippi, houses the electronic data processing, proof, and statement rendering. In addition, the Bank operates forty (40) branches throughout north and north central Mississippi. The Bank has seven (7) branches in Tupelo; three (3) branches in Booneville; two (2) branches each in Amory, Corinth, Louisville, Pontotoc, and West Point; one (1) branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Iuka, New Albany, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, and Winona, Mississippi. The Insurance divisions have one office each in Corinth, Louisville and Tupelo.

The Registrant leases three locations for use in conducting banking activities and one location for The Peoples Insurance Agency. The aggregate annual rental for all leased premises during the year ending December 31, 2001, did not exceed five percent of the Bank's operating expenses.

It is anticipated that within the next two years branch construction will be completed at Corinth, Horn Lake, and Pontotoc, Mississippi. The other facilities owned or occupied under lease by the Bank are considered by management to be adequate.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending or threatened at December 31, 2001, which in the opinion of the Company could have a material adverse effect upon the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The public market for The Peoples Holding Company common stock is limited. The stock trades on the American Stock Exchange under the ticker symbol PHC. At February 15, 2002, the Company had approximately 2,634 shareholders of record, excluding street name holders.


                                                      Prices
                            Dividends      ----------------------------
                            Per Share          Low             High
                           -----------     ------------   -------------
2001
1st Quarter ..............   $ .23          $ 15.81          $ 19.31
2nd Quarter ..............     .24            17.60            32.77
3rd Quarter ..............     .24            30.05            34.51
4th Quarter ..............     .25            32.27            37.75


2000
1st Quarter ..............   $ .22          $ 23.75          $ 28.50
2nd Quarter ..............     .22            18.88            25.25
3rd Quarter ..............     .22            19.00            21.25
4th Quarter ..............     .22            17.81            21.00

ITEM 6. SELECTED FINANCIAL DATA

(Unaudited)
(In Thousands, Except Share Data)

                                            2001         2000         1999         1998         1997
                                        ------------ ------------ ------------ ------------ ------------
Year ended December 31:
Interest income .......................  $   87,766   $   89,434   $   83,500   $   81,280   $   75,321
Interest expense ......................      40,922       44,132       37,342       37,434       33,428
Provision for loan losses .............       4,790        6,373        3,192        2,591        2,304
Noninterest income ....................      24,389       18,529       19,476       14,461       12,181
Noninterest expense ...................      46,747       42,474       41,480       39,338       36,051
                                        ------------ ------------ ------------ ------------ ------------
Income before income taxes ............      19,696       14,984       20,962       16,378       15,719
Income taxes ..........................       5,109        3,800        6,182        4,697        4,716
                                        ------------ ------------ ------------ ------------ ------------
Net income ............................  $   14,587   $   11,184   $   14,780   $   11,681   $   11,003
                                        ============ ============ ============ ============ ============

Per Common Share:
Net income ............................  $     2.48   $     1.83   $     2.38   $     1.88   $     1.77
Book value at December 31 .............       21.66        20.09        18.71        17.80        16.61
Market value at December 31 ...........       37.00        18.00        28.88        32.31        35.67
Cash dividends declared and paid-PHC ..         .96          .88          .84          .72          .57
Cash dividends declared and
   paid-Inter-City ....................                                                .36          .27

At December 31:
Loans, net of unearned income .........  $  827,696   $  815,854   $  799,085   $  729,156   $  661,572
Securities ............................     277,293      278,574      266,744      293,639      250,923
Assets ................................   1,254,727    1,211,940    1,162,959    1,107,795    1,011,942
Deposits ..............................   1,063,055    1,046,605      978,958      960,295      870,082
Borrowings ............................      47,326       24,549       51,269       22,476       18,959
Shareholders' equity ..................     123,582      121,661      116,089      110,209      103,113

Selected Ratios
Return on average:
   Total assets .......................       1.18%         .93%        1.29%        1.09%        1.13%
   Shareholders' equity ...............      11.70%        9.49%       13.19%       10.85%       11.07%
Average shareholders' equity to
   average assets .....................      10.07%        9.85%        9.77%       10.07%       10.25%

At December 31:
Shareholders' equity
   to assets ..........................       9.85%       10.04%        9.98%        9.95%       10.19%
Allowance for loan losses to total
   loans, net of unearned income ......       1.37%        1.29%        1.26%        1.34%        1.39%
Allowance for loan losses
   to nonperforming loans .............     178.63%      147.89%      126.47%      261.95%      191.39%
Nonperforming loans to total
   loans, net of unearned income ......        .77%         .87%        1.00%         .51%         .73%
Dividend payout .......................      38.52%       47.76%       35.24%       36.89%       31.38%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)

Overview

Economy

Year 2001, while differing from 2000, shared some similarities. But far from similar was the interest rate environment. While 2000 saw interest rates climb with a Federal Reserve Bank (Fed) bias toward inflation, 2001 was caught with a more profound contraction of the economy and the insistence from economists that the economy was headed into a recession. In fact, the economy had begun slowing in mid-year 2000. The NAPM Index (National Association of Purchasing Management now referred to as ISM or Institute for Supply Management) is an economic indicator of whether the economy is growing or contracting. By mid-year 2000, this index had fallen to a level that was showing signs of a weaker economy. It continued to drop to lower levels in 2001 and reached its lowest level in October 2001, largely as the result of the terrorist attack on September 11.

Although the consumer price index was 3.4% at the end of 2000, the Fed became concerned about the slowing of the economy, and at its January 3, 2001 meeting, lowered the federal funds rate 50 basis points to 6.00%. At that time the Fed adopted a weakness bias. Consumer sentiment was still respectable at that time, an important factor since consumer spending is a key ingredient to minimizing the length and severity of a recession. The Fed again lowered short-term rates 50 basis points at the end of January as the unemployment rate began to increase, capacity utilization and industrial production declined, and personal income began to decrease.

By the end of the first quarter, the Fed had reduced rates again by 50 basis points. The federal funds rate was lowered to 5.00%. The New York prime interest rate had followed each of the rate cuts made by the Fed through the first quarter, being lowered from 9.50% to 8.00%. Despite efforts from the Fed, economic indicators continued to show signs of weakness. By the end of the second quarter, GDP growth had slowed to .3%. Again, the Fed cut rates over the summer, and a tax refund was approved by Congress. Both fiscal and monetary policy were geared toward stimulating the economy.

The tragedy of September 11 brought the economy to a stand-still as Americans were shocked by the terrorist attack on the World Trade Center Towers and the Pentagon. A sense of insecurity spread throughout the country. The consumer sentiment index fell to its lowest for the year and the economy stalled. Unemployment continued to rise with major layoffs in the manufacturing sector and the airline industry. Third quarter GDP had dropped to a negative 1.3%. With predictions that the fourth quarter would see negative growth as well, it was declared that the economy was indeed in a recession and had been since March.

Over the course of the year, the Federal Reserve reduced interest rates eleven times. At December 31, 2001, the discount, federal funds, and prime interest rates had fallen to 1.25%, 1.75% and 4.75%, respectively, compared to 6.00%, 6.50%, and 9.50% at December 31, 2000, respectively.

Critical Accounting Policy

The critical accounting policy that is most important to the presentation of our financial statements relates to the allowance for loan loss and related provision. See our discussion in the Credit Risk section of Management's Discussion and Analysis on pages 28 through 33.

Performance Results

Despite the rapidly declining interest rate environment, we employed strategies to improve net interest income. The asset-liability committee's proactive approach in evaluating interest rates, as the Fed made its moves, proved to be the right choice for improving net interest income. We did not wait on competition to dictate our strategy, but rather were assertive in making decisions to enhance earnings. A significant contribution to the improvement in net interest income came from the decision to evaluate the mix in the investment portfolio. Changes from this initiative resulted in a positive contribution to earnings for 2001.

We recognize the need to continue to improve our noninterest income, and following through with our strategic approach, increased our income in this area 31.63%. While noninterest expense increased 10.06%, largely attributable to the employee incentive plan and insurance acquisitions, the net overhead ratio (noninterest expense less noninterest income, all divided by average assets) declined from 2.00% in 2000 to 1.82% in 2001.

Earnings per share for the year ended December 31, 2001, were $2.48, an increase of 35.52% from $1.83 for the year 2000. Net income for the year ended December 31, 2000, was $14,587 compared to $11,184 for the year 2000, an increase of 30.43%. The resulting return on average equity for the year 2001 was 11.70% and 9.49% for the year 2000, an increase of 23.29%. Return on average assets was 1.18% and .93% for 2001 and 2000, respectively, an increase of 26.88%.

A historical look at the ROE and ROA is presented below.

Return on Average Equity

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
       11.70%     9.49%    13.19%    10.85%    11.07%

Return on Average Assets

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        1.18%      .93%     1.29%     1.09%     1.13%

Total assets increased to $1,254,727, up 3.53% over the prior year. Moderate growth in deposits and capital, along with a higher volume of debt, funded this growth. During 2001, we made a tender offer to acquire approximately 600,000 shares of stock at $23.00 per share. The per share price was $18.49 at the time of the tender. The total shares purchased during 2001 were approximately 352,000 of which approximately 221,000 shares of stock were acquired through the tender. The stock price at the end of 2001 was $37.00.

Results of Operations

Net interest income on a tax equivalent basis increased $1,403 or 2.88%, from $48,755 in 2000 to $50,158 in 2001. Of the tax equivalent change, $166 was due to the favorable growth in net earning assets with an increase of $1,237 due to changes in interest rates. The tax equivalent yield on earnings assets was down from 8.41% to 8.11%, or 30 basis points. The cost of interest-bearing liabilities dropped from 4.73% in 2000 to 4.31%, or 42 basis points. The decline in rates was directly attributable to the Fed's moves, and the asset-liability committee's approach to proactively pricing its earning assets and interest-bearing liabilities. In contrast to 2000, growth in transaction and money market accounts, coupled with Federal Home Loan Bank borrowings, provided the majority of growth in funding.

Net interest income on a tax equivalent basis declined 1.15% from $49,321 in 1999 to $48,755 in 2000. Of the tax equivalent change, $1,232 was due to a favorable growth in net earning assets with a decrease of $1,798 due to changes in interest rates. While the tax equivalent yield on earning assets was up 23 basis points, the cost of interest-bearing liabilities rose 47 basis points. Competitive pressure for deposits to fund loan growth resulted in higher costs. The majority of the deposit growth was attributed to certificates of deposit.

Average earning assets as a percentage of total average assets decreased from 92.26% in 2000 to 90.77% in 2001. The change was primarily attributable to the purchase of bank owned life insurance (BOLI) during 2001. BOLI is classified as nonearning and included in other assets on the balance sheet. The income from BOLI is recorded as noninterest income.

Average Earning Assets to Total Average Assets

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
       90.77%    92.26%    92.41%    92.57%    92.54%

Net interest income on a tax equivalent basis rose 5.98% from $46,538 in 1998 to $49,321 in 1999. The improvement was attributed to a net increase in the volume of earning assets and the decline in the cost of interest-bearing liabilities. While rates began to rise during 1999, both yields on earning assets and rates paid on liabilities were lower than those from 1998. Specifically, net interest income on a tax equivalent basis increased approximately $3,809 due to an increase in the volume of earning assets and costing liabilities, and decreased approximately $1,026 due to changes in interest rates. Loans, interest-bearing transaction accounts and certificates of deposit contributed to the major volume increases.

Net interest margin, the tax equivalent net yield on earning assets, increased 6 basis points during 2001. An improvement in risk-based pricing on loans, a change in the mix of the investment portfolio, and an assertive approach to pricing funding sources resulted in the increase.

Net Interest Margin - Tax Equivalent

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        4.47%     4.41%     4.65%     4.70%     4.91%

Net interest margin was down 24 basis points for 2000. In past periods, the Company's net interest margin had generally been above peer banks; however, during the year as deposit costs rose, the margin declined to peer average. The trend of a falling margin was due to interest rate changes and intense competition from other banks and non-banks.

Net interest margin was down for 1999. While our trend followed the national trend, the net interest margin was higher than most peer banks.

Loan interest income is the largest component of interest income. Loans are the most significant earning asset comprising 65.97% and 67.32% of total assets at December 31, 2001 and 2000, respectively.

As the economy began to weaken, loan demand slowed. Coupled with this slow-down was the continual drop in the balance of our indirect automobile loans. During 2000, we curtailed this program resulting in a decrease in indirect loan volume of approximately 47%, or $13,030 for 2001.

Total loans increased from $815,854 to $827,696, or 1.45% during 2001. Commercial loans, specifically first mortgage commercial real estate, provided the majority of the growth, up 19.56%. First mortgage residential loans experienced growth as well, but on a more moderate basis.

Managing the interest rate risk of the loan portfolio became more challenging during 2001 as the prime interest rate dropped from 9.50% to 4.75% by the end of the year. Consumer and commercial clients alike were interested in financing with extended terms in the low interest rate environment. Yields on loans decreased from 9.00% to 8.71% during 2001. The most significant change occurred in commercial loans as the yield dropped from 9.07% to 8.66%. Consumer loan yields remained relatively flat from the prior year.

During 2000, we sold approximately $7,951 in student loans, and with the curtailment of the sales finance division (indirect lending), reduced the loan growth to 2.10%. Mortgage loans grew 8.93% over 1999 and were the major growth sector. Loan growth was much higher in 1999 despite rate increases during the year and the sale of approximately $18,000 in credit card loans. Overall loan growth in 1999 was 9.59%, with the most significant percentage increase in real estate construction and mortgages.

The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

Loan Portfolio

                                            2001           2000          1999          1998         1997
                                        -----------    -----------   -----------   -----------  -----------
Commercial, financial, agricultural ...   $154,903       $162,661      $155,785      $136,249     $119,509
Real estate-construction ..............     30,564         25,706        37,437        26,410       24,930
Real estate-mortgage ..................    533,232        501,454       460,348       405,352      368,688
Consumer ..............................    108,997        126,033       145,515       161,145      148,445
                                        -----------    -----------   -----------   -----------  -----------
   Total loans net of discount ........   $827,696       $815,854      $799,085      $729,156     $661,572
                                        ===========    ===========   ===========   ===========  ===========

The tax equivalent loan interest income was $71,156, $73,524, and $67,208 for the years ended December 31, 2001, 2000, and 1999, respectively. The tax equivalent loan interest income decreased $2,368, or 3.22% in 2001 from 2000 primarily due to rate decreases.

For 2000, loan volume and pricing accounted for an increase in income of $4,466 and $1,850, respectively. The increase in 1999 was due to an increase in the average volume over 1998 of $83,636, up 12.27%. The tax equivalent yield on those loans was down 54 basis points to 8.78%.

Investment income is the second largest component of interest income. The securities portfolio is used to provide term investments, to provide a source for meeting liquidity needs, and to supply securities to be used in collateralizing public funds.

For 2001, securities interest income on a tax equivalent basis increased $147. The average balance in the investment portfolio was up $2,611, or .93%. The tax equivalent yield on the portfolio was 6.73%, down one basis point from the prior year.

In the first quarter of 2001, we changed policy criteria for holding certain types of securities. Not deviating from soundness, we reinvested the majority of maturing government securities into mortgage-backed securities to enhance both yield and cash flow. In addition, at the beginning of the year, we adopted FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities," and made the decision under the opinion to reclassify all securities held to maturity to available for sale. This move provided more flexibility in managing the investment portfolio, particularly in this low interest rate environment.

Interest income on a tax equivalent basis from the portfolio decreased $150, or ..79% for 2000. Even though we ended the year with an increase in the portfolio of $11,830, the average balance on securities decreased $5,654. By third quarter the loan market had softened leaving excess deposits dollars to be invested in securities. The portfolio yield on a tax equivalent basis increased from 6.66% in 1999 to 6.74%, or 8 basis points, in 2000.

Securities by Sector Allocation (at Fair Value)

                 Sector                               2001       2000
                 ------                             -------    -------
U. S. Treasury securities ........................      5%        18%
U. S. Government agencies ........................     19%        18%
Mortgage-backed securities .......................     42%        30%
Obligations of states and political subdivisions .     30%        31%
FHLB and other preferred stock ...................      4%         3%
                                                    -------    -------
                                                      100%       100%

For 1999 the portfolio decreased $26,895, or 9.16%, from the previous year. This reduction resulted from allocating additional resources to the growth in higher yielding loans. The majority of investments were in the mortgage-backed and municipal sectors. Investment income on a tax equivalent basis was down from $19,476 in 1998 to $19,054 in 1999. This decrease in interest was the result of a drop in the average volume of securities from $289,091 to $286,069 and a decrease in the tax equivalent yield of 8 basis points. The tax equivalent yield of the portfolio was 6.66% for 1999.

The tax equivalent yields on earning assets were 8.11%, 8.41%, and 8.18%, for 2001, 2000, and 1999, respectively.

The Company relies on deposits as its major source of funds. Deposits funded 84.72% and 86.36% of total assets at December 31, 2001 and 2000, respectively. Noninterest-bearing deposits were $145,690 and $131,718 at December 31, 2001 and 2000, respectively, and funded 11.61% and 10.87% of total assets at those dates. The average balance for 2001 was up $2,979 over the prior year. Noninterest-bearing accounts grew in most types, but significantly in the free checking, personal, and over 65 accounts. In recognition of our shareholders' on- going support, we made a special offer of free checking for life with their participation in our dividend reinvestment plan.

The average balance for noninterest-bearing accounts during 2000 decreased $3,357 primarily due to consumers continuing to move their deposits to higher paying interest-bearing accounts. During 2000, we offered a number of deposit specials that were attractive to our client base, particularly in certificates of deposit.

Interest-bearing deposits at December 31, 2001 and 2000 were $917,365 and $914,887, respectively. Deposit growth remained flat as clients looked for higher yielding investments. As the federal funds rate dropped during the year, rates paid on all types of interest-bearing transaction accounts and time deposits followed. By year-end, market rates paid on these accounts ranged from 1.00% to 2.00%. Time deposit rates were from 1.85% to 4.00%.

Offsetting the low growth in deposits was a record year in annuity sales. This product proved to be the right alternative for many of our clients since the stock market was somewhat volatile and interest rates on deposit accounts had significantly fallen.

Interest-bearing deposits increased 9.05% during 2000, principally from certificates of deposit. The market remained very competitive during the year as banks became creative in developing products that would attract new customers. The high loan demand early in the year fueled the need for banks to raise deposits to support the growth in loans.

During 1999 interest-bearing deposits increased 3.86%. On average, these accounts were up from $792,023 in 1998 to $843,747 in 1999, representing a 6.53% growth. During the year new products were introduced for the interest-bearing transaction and money market accounts. These accounts were well received and resulted in the majority of the growth.

Average Interest-Bearing Deposits to Total Deposits

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
       86.47%    86.32%    85.38%    85.83%    85.42%

Interest expense for deposits was $39,326, $42,169, and $35,477 for 2001, 2000, and 1999, respectively. The cost of interest-bearing deposits was 4.27%, 4.74%, and 4.20% for the same periods.

Advances from the Federal Home Loan Bank were up from $19,946 in 2000 to $41,145 in 2001, an increase of 106.28%. As rates fell to 50 year lows, both consumer and commercial loan clients were interested in refinancing at lower rates with extended maturities. In order to offset this risk, funds were borrowed from the Federal Home Loan Bank to match -fund those loans, negating interest rate exposure when rates rise. The weighted average maturity of those funds borrowed from the Federal Home Loan Bank in 2001 is 63 months with an average cost of 3.88%.

The treasury tax and loan account was $6,181, up 34.28% over the prior year. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve's need to draw down funds. Interest expense on total borrowings (inclusive of advances from the Federal Home Loan Bank and treasury tax and loan) was $1,596, down from $1,963 in 2000 due to a decline in interest rates and the timing of securing those advances.

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

Interest expense for borrowed funds increased from $1,491 in 1998 to $1,865 in 1999. These funds were necessary to fund the loan growth for 1999, particularly longer-term loans. In addition, we borrowed 90-day funds from the Federal Home Loan Bank to meet our Y2K needs.

The provision for loan losses was $4,790, $6,373, and $3,192 for 2001, 2000, and 1999, respectively. Despite a recession during the year, loan quality improved as both net charge-offs and non-performing loans decreased. During 2001, the most significant charge-offs were from real estate mortgage loans. Consumer loan charge-offs improved over the prior year.

During 2000, we experienced deterioration in credit quality for both commercial and mortgage loans. However, the largest growth in net charge-offs was from consumer loans, particularly in the sales finance loans.

The provision for loan losses was up 23.20% in 1999 over 1998. Consumer loans represented 67.29% of net charge-offs in 1999.

Provision for Loan Losses to Average Loans

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        .59%      .78%      .42%      .38%      .37%

Total noninterest income includes service charges on deposit accounts, fees and commissions, trust revenue, security gains, and other non-interest income accounts. We made significant improvement in enhancing our noninterest income during 2001, which outpaced 2000 by $5,860, or 31.63%, and represented 21.75% of total revenue as compared to 17.16% from the prior year.

At the beginning of the year, business plans were developed for each franchise location. Those plans included specific programs for fostering additional client relationships. The execution of this program has resulted in greater sales increasing not only service charges, but other fees as well.

Noninterest income for 2000 increased 17.58% over the core noninterest income (excluding the credit card gain) for 1999. During the second quarter of 1999, we sold our credit card portfolio and reported a gain of $3,717. Core noninterest income was up 8.98% over 1998.

Noninterest Income (Less Securities Gains/Losses) to Average Assets

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        1.96%     1.55%     1.37%*    1.35%     1.26%

* Ratio does not include the gain on the sale of the credit card portfolio.

For 2001, service charges on deposit accounts represented 10.36% of gross revenue and increased 19.48%. Both the restructuring of fees on selected transaction accounts and account activity provided the growth. Some administrative fees were assessed to cover the cost of handling client accounts such as returned bank statements and return items.

Service charges on deposit accounts comprised 9.00% of gross revenue for 2000. These fees were up 17.01% over the prior year with a total of $9,722. We continued to implement recommendations from the Sheshunoff Management engagement through establishing a new fee structure primarily for servicing of deposit accounts.

Service charges on deposit accounts in 1999 were $8,309, up 13.62% over 1998. We implemented a number of service charge changes that had been recommended during 1998 and 1999 by the Alex Sheshunoff Management Services, Inc. These changes involved charges related to overdrafts and other products.

For 2001, fees and commissions increased 45.13%, or $2,351 and represented 6.74% of gross revenue. Major contributors to this increase were debit card fees, insurance products, mortgage fees and gains related to the origination and sale of mortgage loans. A program was developed to improve our integration of the insurance agency into the bank. This program is proving to be successful as referrals are resulting in sales. The Peoples Insurance Agency had been formed from a combination of three independent agencies. The Reed-Johnson Agency was acquired in June 1999. The other two agencies, Southern Insurance and Dominion, were acquired in May and October 2000, respectively. During 2001, all agencies were operational for the entire year.

In addition to the growth in insurance fees, mortgage loan fees were up significantly. With both a favorable interest rate environment and a relatively strong demand in residential property in our market, fees and sales for 2001 outpaced 2000.

Fees and commissions of $5,209, representing 4.82% of gross revenue, were up 57.75% for 2000 over 1999. While we were cognizant of the significance of fees as a source of revenue, the largest contribution to this increase came from the sale of insurance products. As noted above, three agencies were combined during 2000 to form a much larger agency.

Fees and commissions for 1999 were $3,302, up 22.12% over 1998. The increase was due to commissions from the sale of annuities and mutual funds, loan document preparation fees, and other loan fees. During 2000, we experienced a decrease in mortgage and underwriting fees due to a slowdown in the demand for mortgage products.

Trust revenue, comprising .77% of gross revenue for 2001, was 15.72% below the year 2000. This reduction was due to the reduction in value of the assets under management in the trust accounts. As the stock market declined, the value of the accounts decreased. The fees charged are based, in part, on the value of the assets in the trust accounts.

While the growth rate in trust revenue had slowed during 2000, its fees increased 8.82% from 1999 to $1,024. This increase is due to both the offering of cash management products as well as increased volume of business. Trust revenue for 1999 was up 11.23% from $846 due to increased volume.

Securities gains totaled $94 for 2001 and resulted from $18,526 in security sales. These securities included odd lot mortgage-backed securities, preferred stock, and collateralized mortgage obligations. The proceeds from these funds were used to reinvest in other mortgage-backed securities, both reducing credit risk and enhancing the yield, and to fund bank owned life insurance. During 1999, securities gains totaled $85.

During 1999, we sold our credit card portfolio. Approximately $18,000 in loans was sold resulting in a gain of $3,717.

Other noninterest income totaled $4,256, up 65.35% over 2000. This represented 3.79% of total revenue. The purchase of $20,000 in bank owned life insurance was the most significant contributor to other noninterest income.

During 2000, other noninterest income was $2,574, down from $3,122, or 17.55%. This decrease was the result of a loss of fees from the sale of the credit card portfolio in mid 1999 and the continued decline in the sale of credit life insurance.

Other noninterest income for 1999 was $3,122, down 11.73% from 1998. Despite the loan growth experienced during 1999, credit life income was down 19.81%, an impairment charge related to the mortgage servicing value was recorded for approximately $100, and due to the sale of the credit card portfolio, credit card interchange fees were down 40.49%.

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment, and other noninterest expense. Noninterest expense was $46,747, $42,474, $41,480 for 2001, 2000 and 1999, respectively.
Noninterest  expense  grew  10.06%,  2.40%,  and  5.45% for  2001,  2000,  1999, respectively.

Noninterest Expense to Average Assets

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        3.78%     3.55%     3.62%     3.68%     3.72%

For 2001, salaries and benefits were up $3,799, or 16.76%, and represented 23.60% of gross revenue. Regular salaries and insurance commissions were up 6.12% and 119.70%, respectively. The size of both increases is due primarily to normal salary increases, the timing of adding insurance agencies and the opening of new banking facilities during 2000. Employee overtime continued to drop from prior year levels, offsetting a part of the increase.

While the most significant change in salaries and benefits came from the incentive plan and related taxes, increases in other costs including health insurance, pension, post retirement benefits, and ESOP funding contributed to the growth. The total incentive expense was $1,762 and $0 for 2001 and 2000, respectively. In contrast to 2000, a contribution to the ESOP for $150 was made in 2001.

Salaries and benefits were up a modest 1.21%, or $270 for 2000. This slow growth resulted from the increase in staff efficiencies, the changing of health and life insurance carriers, the reduction of employee overtime, and the absence of nonrecurring personnel costs from 1999. Overall, staffing increased from the addition of two insurance agencies in 2000.

For 1999, salaries and employee benefits were $22,398, up $1,033, or 4.84%, over 1998. While regular payroll was down approximately 2% from the prior year, overtime pay increased $192, or 36.57%. On January 2, 1999, we began implementing changes aimed at streamlining our operation. Namely, the support functions for loans, as well as other back-office functions, were consolidated. Due to the installation of new computer systems, employees spent overtime in getting those systems operational. Health insurance, pension, and ESOP costs were down 6.95%, 4.44%, and 46.67%, respectively. We expensed $1,564 in employee incentive pay for 1999 compared to $332 for 1998. In addition, we did incur a substantial cost related to employment contracts in the merger with Inter-City Federal Bank for Savings. This resulted in an increase in other benefits of 12.32%.

For 2001, data processing expenses increased 9.97%, or $317. During 2001, we installed a teller platform system purchased from our service provider, Metavante. Costs related to the use of this system increased our expenses.

Data processing expenses were down 20.61% from $4,007 in 1999 to $3,181 in 2000. The decrease in this account was due to the reduction in data processing related to the sale of the credit card portfolio in 1999, the reduction in computer costs related to running dual systems during the computer conversion for the trust profit center during 1999, and the renegotiation of the contract with Metavante.

Net occupancy expense was up a modest 1.77%, or $55. This change was due to an increase in depreciation for both buildings and furniture, janitorial costs, and utilities. These costs were partially offset by decreases in rent expense and building supplies, and the recognition of a loss on the sale of a building during 2001.

For 2000, net occupancy expense was up 8.96%. The $256 change was due to the addition of new facilities during the year. A new branch was completed in the fourth quarter that replaced a facility that was being leased.

In 1999, net occupancy expense was $2,858, up 4.69% over 1998. During 1999, we capitalized two new facilities and renovated one other facility. These facilities are located in the growing markets of the Company. They were designed to enhance service quality by providing more convenient locations. In addition, a building that had been acquired in a prior acquisition was sold at a loss.

For 2001, equipment expenses increased from $2,883 to $3,034, or 5.24%. Computer and equipment depreciation increased $211, or 11.58%, due to the installation of new computers and equipment for the support of our teller platform system. Non-capitalized computer and equipment expenses decreased 5.65%.

Equipment expense for 2000 increased $765, or 36.12%, over 1999 as the result of increased depreciation costs of $525. During late 1999 and early 2000, we installed a number of computer systems. Due to the specifications of the software, a significant investment was made in microcomputers.

Equipment expense for 1999 was $2,118, or 7.19%, over 1998. During 1999, we installed new computer and software systems, resulting in increased depreciation charges of 11.87%. In addition, we purchased other non-capitalized equipment that resulted in a 77.73% increase over the prior year. These expenses were somewhat offset by a gain on the sale of the residual value on leased equipment.

Remaining relatively flat for 2001, other noninterest expense decreased .46%, or $49. Increases recorded included the recognition of impairment on other real estate owned, mortgage fees, intangible amortization, postage expense, and title insurance cost. These increases were offset by reductions in travel, dues, fees, marketing, telephone, stationery and supplies.

Other noninterest expense increased 5.24%, or $529, for 2000 and were more routine when compared to 1999. This increase primarily came from marketing, correspondent bank fees and credit bureau fees, intangible amortization, telephone expense, stationery and supplies. Reductions in this account were from customer relations expenses, remuneration and temp service fees, fees paid for professional services, and expenses related to other real estate.

For 1999, other noninterest expense was $10,099. With the changes resulting from the Sheshunoff recommendations, both work processes and computer systems changed. Incorporated into these changes was a move toward a more sales-oriented environment with consolidation of the support areas. This led to additional training and travel costs. Travel expenses were up $70, or 21.04%, over 1998. In addition, we were a sponsor of the LPGA U.S. Open Golf Tournament that was held at Old Waverly. This cost resulted in an increase in public relations expenses of approximately 58.54%. We also incurred expenses related to conversions in outsourcing the servicing of its mortgage loan portfolio and in the merger with Inter-City Federal Bank for Savings. Other costs contributing to the increase were temporary employment expenses, marketing, and data processing. Telephone expense was up 17.00% due to the installation of a new phone system. The Call Center was put in place to handle 24-hour service to customers. This system was designed to substantially reduce the calls being handled by the retail divisions.

Efficiency Ratio

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
       62.71%    63.13%    63.82%    64.56%    64.04%

Income tax expense for 2001,  2000,  and 1999 was  $5,109,  $3,800,  and $6,182,
respectively. The effective tax rates for those years were 25.94%, 25.36%, and 29.49%. During the last three years, we increased our holdings in tax-exempt securities, tax-free leases and loans.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate, and liquidity risks.

Credit Risk

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower or trading counter-party default. Credit risk is monitored and managed by a Loan Committee and a Loss Management Committee. Credit quality and policies are major concerns of these committees. We try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry.

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including losses on loans assessed as impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The balance of these loans determined as impaired and their related allowance is included in management's estimation and analysis of the allowance for loan losses. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $11,354 and $10,536 at December 31, 2001 and 2000, respectively.

Allowance for Loan Losses to Loans

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        1.37%     1.29%     1.26%     1.34%     1.39%

The net charge-offs for 2001 and 2000 were $3,972 and $5,895, respectively. Below is a chart showing net charge-offs as a percent of total net charge-offs by each category. Charge-offs and recovery amounts by loan category are presented on page 26.

                                          2001        2000       1999       1998      1997
                                        --------    --------   --------   --------  --------
Commercial, financial, agricultural ...   22.96%      36.25%     25.17%     14.06%     7.02%
Real estate-construction ..............    1.46        0.56       1.18       1.11      6.42
Real estate-mortgage ..................   42.17       27.92       6.36       8.65     18.86
Consumer ..............................   33.41       35.27      67.29      76.18     67.70
                                        --------    --------   --------   --------  --------
   Total Charge-offs ..................  100.00%     100.00%    100.00%    100.00%   100.00%
                                        ========    ========   ========   ========  ========

Loan losses for 2001 were significantly below 2000. Net charge-offs dropped 32.62%, or $1,923. Significant improvements from the prior year were made in both commercial real estate and consumer loans. The majority of the consumer loans charged off were in used automobiles and sales finance loans. Commercial loan and consumer loan net charge-offs decreased 57.32% and 36.17%, respectively. Real estate mortgage loan and construction loan net charge-offs were relatively flat from 2000. Management continues to monitor loans and utilize diligent collection efforts.

Net Charge-Offs to Average Loans

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        .49%      .72%      .38%      .30%      .40%

Nonperforming loans are those on which the accrual of interest has stopped or the loans are contractually past due 90 days. Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection.

During 2001, we continued to refine the credit scoring process that was implemented in 1999. The scoring is used as a tool for evaluating credit risk and is proving itself as an effective tool. Management has recognized the improvement in loan quality as loans are being scored.

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is mandated by management and the Board of Directors.

The Company operates a number of committees and an underwriting staff that oversee the lending operation. Those include in-house loan and loss management committees, and a Board of Directors loan committee. In addition, we maintain a loan review staff.

The underwriters review and score loan requests that are made by our lending staff. In compliance with policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer's prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits.

Before funds are advanced, loans are scored by the underwriters. Grades are assigned based on the scoring of the loans that are funded. This information is used to assist management in monitoring the credit quality. Loan requests in amounts greater than the lending officers' limits are reviewed by an in-house loan committee. This committee is comprised of executive management. Decisions on funding loan requests are made or declined at this level provided they are within approved lending limits. Loan requests that exceed this group are submitted to a loan committee comprised of members of the Board of Directors.

The allowance for loan losses is established after input from management, loan review, and the Loss Management Committee. An evaluation of the adequacy of the allowance is based on the types of loans, the credit risk in the portfolio, economic conditions and trends within each of these factors. The Loss Management Committee monitors loans that are past due or those that have been downgraded due to a decline in the collateral value or cash flow of the debtor.

Foreclosure proceedings are initiated after all collection efforts have failed and selling of the collateral has resulted in a deficiency balance. Loans that have a deficiency balance are sent to the loan committee comprised of the Board of Directors for charge-off approval. These charge-offs reduce the allowance for loan losses.

All loans are classified into grades by lending personnel. These grades are used in the calculation for the adequacy of the allowance for loan losses. Loan grades range between 1 and 7, with 1 being loans with the least credit risk. Allowance factors established by management are applied to each grade to determine the amount needed in the allowance for loan losses. Loan review personnel monitor the grades assigned to loans through periodic examination. The allowance factors are established based on our loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios, as well as regulatory guidelines for criticized loans. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its fair value.

The adequacy of the allowance for loan losses is calculated quarterly. These calculations are reviewed by management and the internal loan review staff. If the allowance is deemed inadequate, management increases the allowance by a charge to the provision for loan losses.

On a monthly basis, management and the Board of Directors review loan ratios. These ratios include the loan to deposit ratio, the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans, the allowance coverage on nonperforming loans, and past due ratios by officer, branch, and Company.

Non-Accrual, Past Due and Restructured Loans to Loans

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
        .77%      .87%      1.01%     .53%      .76%

During 2001 and 2000 we experienced an increase in charged-off real estate mortgage loans. These consisted of older credits comprised of 1 - 4 family and nonfarm residential properties. These losses resulted from poor underwriting. During 2001, we enhanced our underwriting criteria by implementing higher credit standards, by evaluating loan officer credit limits, and by more closely evaluating real estate appraisals.

Summary of Loan Loss Experience

The table below reflects the activity in the allowance for loan losses for the years ended December 31:


                                            2001            2000            1999           1998           1997
                                       ------------    ------------    ------------   ------------   ------------
Balance at beginning of year .........    $ 10,536        $ 10,058        $  9,742       $  9,221       $  9,409

Provision for loan losses ............       4,790           6,373           3,192          2,591          2,304

Charge-Offs
     Commercial, financial,
          agricultural ...............         951           2,237             882            433            248
     Real estate-construction ........          59              37              41             34            228
     Real estate-mortgage ............       1,719           1,746             223            267            667
     Consumer ........................       1,574           2,338           2,288          1,803          1,909
                                       ------------    ------------    ------------   ------------    ------------
Total Charge-Offs ....................       4,303           6,358           3,434          2,537          3,052

Recoveries
     Commercial, financial,
           agricultural ..............          39             100             158            142             73
     Real estate-construction ........           1               4               7             11             68
     Real estate-mortgage ............          44             100              40             88            197
     Consumer ........................         247             259             353            226            222
                                       ------------    ------------    ------------   ------------    ------------
Total Recoveries .....................         331             463             558            467            560
                                       ------------    ------------    ------------   ------------    ------------
     Net Charge-offs .................       3,972           5,895           2,876          2,070          2,492
                                       ------------    ------------    ------------   ------------    ------------
Balance at end of year ...............    $ 11,354        $ 10,536        $ 10,058       $  9,742       $  9,221
                                       ============    ============    ============   ============    ============

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented:


                                            2001        2000        1999         1998        1997
                                         ---------   ---------   ---------    ---------   ---------
Commercial, financial, agricultural ...   $ 7,168     $ 6,841     $ 7,519      $ 7,099      $ 6,570
Real estate - construction ............
Real estate - mortgage ................     1,704       1,246         195          283          305
Consumer ..............................     2,346       2,238       1,982        1,933        1,892
Unallocated ...........................       136         211         362          427          454
                                         ---------   ---------    ---------    ---------   ---------
Total .................................   $11,354     $10,536     $10,058      $ 9,742      $ 9,221
                                         =========   =========    =========    =========   ==========

Loans by Category to Total Loans

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

                                             2001          2000          1999          1998          1997
                                         -----------   -----------   -----------   -----------   -----------
Commercial, financial, agricultural ...      18.72%        19.94%        19.50%        18.69%        18.06%
Real estate - construction ............       3.69          3.15          4.68          3.62          3.77
Real estate - mortgage ................      64.42         61.46         57.61         55.59         55.73
Consumer ..............................      13.17         15.45         18.21         22.10         22.44
                                         -----------   -----------   -----------   -----------   -----------
Total .................................     100.00%       100.00%       100.00%       100.00%       100.00%
                                         ===========   ===========   ===========   ===========   ===========

Loan Loss Analysis
                                             2001          2000          1999          1998          1997
                                         -----------   -----------   -----------   -----------   -----------
Loans-average .........................  $  816,658    $  816,588    $  765,199    $  681,563    $  621,716
Loans-year end ........................     827,696       815,854       799,085       729,156       661,572
Net charge-offs .......................       3,972         5,895         2,876         2,070         2,492
Allowance for loan losses .............      11,354        10,536        10,058         9,742         9,221


Loan Ratios
                                             2001          2000          1999          1998          1997
                                         -----------   -----------   -----------   -----------   -----------
Net Charge-offs to:
  Loans-average .......................        .49%          .72%          .38%          .30%          .40%
  Allowance for loan losses ...........      34.98%        55.95%        28.59%        21.25%        27.03%

Allowance for loan losses to:
  Loans-year end ......................       1.37%         1.29%         1.26%         1.34%         1.39%
  Non-performing loans ................     178.63%       147.89%       126.47%       261.95%       191.39%

Non-performing loans to:
  Loans-year end ......................        .77%          .87%         1.00%          .51%          .73%
  Loans-average .......................        .78%          .87%         1.04%          .55%          .77%

The following table shows the principal amounts of non-accrual and restructured loans at December 31:

                                             2001          2000          1999          1998          1997
                                         -----------   -----------   -----------   -----------   -----------
Non-performing loans
  Non-accruing .......................    $     614     $   1,209     $     136     $     204     $   1,070
  Accruing loans past due 90 days or
    more .............................        5,742         5,915         7,817         3,515         3,748
                                         -----------   -----------   -----------   -----------   -----------
Total non-performing loans ...........        6,356         7,124         7,953         3,719         4,818

Restructured loans ...................                                      146           178           203
                                         -----------   -----------   -----------   -----------   -----------
Total ................................    $   6,356     $   7,124     $   8,099     $   3,897     $   5,021
                                         ===========   ===========   ===========   ===========   ===========

Management, the Loss Management Committee, and our loan review staff closely monitor loans that are considered to be nonperforming. When evaluating nonaccrual and restructured loans, the interest income foregone and recognized during 2001 was not significant.

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower's financial condition. Such concessions may include reduction in interest rates, or deferral of interest or principal payments.

Real estate acquired through the satisfaction of loan indebtedness (OREO) is recorded at the lower of cost or fair market value based on appraised value, less estimated selling costs. Any deficiency between the loan balance and the purchase price of the property is charged to the allowance for loan losses. Subsequent sales of the property may result in gains or losses. OREO increased to $2,886 at December 31, 2001, up from $2,276 at December 31, 2000.

Interest Rate Risk

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories.

Management believes the most significant impact on financial results stems from our ability to react to changes in interest rates. Therefore, we are constantly monitoring our rate sensitivity.

We have an Asset/Liability Committee (ALCO), which is duly authorized by the Board of Directors to monitor our position and to make decisions relating to that process. The ALCO's goal is to maximize net interest income while providing us with an acceptable level of market risk due to changes in interest rates.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. To that end, management actively monitors and manages our interest rate risk exposure.

Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on its net interest income using several tools. One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the Maturity and Rate Sensitivity Analysis (GAP Analysis). Another test measures the impact on net interest income and net portfolio value (NPV) of an immediate change in interest rates in 100 basis point increments. NPV is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following is the estimated impact of immediate changes in interest rates at the specified levels at December 31:

                                            Percentage Change In:
                              -------------------------------------------------
Change in Interest Rates      Net Interest Income (1)    Net Portfolio Value(2)
   (In Basis Points)             2001         2000         2001         2000
------------------------       --------     --------     --------     --------
          +400 ...............     5.4%        9.5%       (1.2%)      (16.1%)
          +300 ...............     3.9%        7.2%         .8%       (11.9%)
          +200 ...............     2.3%        4.9%        2.0%        (7.8%)
          +100 ...............     1.2%        2.5%        1.3%        (3.7%)
          -100 ...............    (1.9%)      (3.0%)      (2.8%)        3.4%
          -200 ...............    (6.7%)      (7.0%)     (11.3%)        4.2%

Based on the current interest rate environment, a rate shock of -300 to -400 basis points does not provide meaningful financial information.

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents our NPV in a stable interest rate environment versus the NPV in the various rate scenarios.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while structuring our asset-liability composition to obtain the maximum yield-cost spread. We rely primarily on our asset-liability strategies to control interest rate risk. The results of the interest rate shock are within the limits set by the Board of Directors.

We continually evaluate interest rate risk management opportunities, including the possible use of derivative financial instruments. At December 31, 2001, we had not entered into any derivative contracts or hedging instruments.

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

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is the key to assuring liquidity. Approximately 67% of our time deposits are composed of accounts with balances less than $100. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. Another source available for meeting our liquidity needs is available for sale securities. The available for sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, we maintain a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank or the treasury tax and loan note account in order to meet liquidity needs.

Repayments and maturities of loans provide substantial sources of liquidity. There are approximately 43.52% of loans maturing within the next twelve months.

Average Loan to Deposit Ratio

        2001      2000      1999      1998      1997
       ------    ------    ------    ------    ------
       76.68%    79.18%    77.43%    73.86%    74.33%

Capital Resources

Total shareholders' equity of the Company was $123,582 and $121,661 at December 31, 2001 and 2000, respectively. Shareholders' equity increased 1.58% during 2001, and 4.80% during 2000. The growth in capital for both years was attributable to earnings and unrealized securities gains, less dividends declared and treasury shares purchased. A total of approximately 352,000 shares of stock were purchased during 2001, totaling $9,168. During 2000, we purchased approximately 218,000 shares of stock and issued approximately 71,000 shares in an acquisition. In addition, the change in the net unrealized gain (loss) on securities available for sale increased capital in 2001 by $2,202 and $3,215 in 2000. Shareholders' equity as a percentage of assets was 9.85% and 10.04% at December 31, 2001 and 2000, respectively.

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

Tier 1 Leverage ratios were 9.20 % and 9.48% at December 31, 2001 and 2000, respectively, meeting the guidelines for a well capitalized company. At December 31, 2001, the total Tier 1 and total risk-based capital were $113,106 and $123,646, respectively. Tier 1 and total risk-based capital at December 31, 2000, were $112,711 and $122,855, respectively.

Cash dividends have increased each consecutive year since 1987 (see selected financial data on page 14 for the previous five years). Book value per share was $21.66 and $20.09 at December 31, 2001 and 2000, respectively. The increase in capital for both years, excluding the effect of the net unrealized gain on securities available for sale, was internally generated due to a retention of earnings of 61.48% and 52.25% during 2001 and 2000, respectively.

SEC Form 10-K

A copy of the annual report on Form 10-K, as filed with the Securities and Exchange Commission, may be obtained without charge by directing a written request to: Stuart Johnson, Executive Vice President, The Peoples Bank & Trust Company, P. O. Box 709, Tupelo, MS 38802-0709.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Interest Rate Risk" on pages 33 through 34 of the Registrant's 2001 Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All other schedules have been omitted because they are not required or are not applicable.




                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000, and 1999

                                    CONTENTS

                                                                 Page
                                                                 ----
Report of Independent Auditors..................................  38
Consolidated Balance Sheets.....................................  39
Consolidated Statements of Income...............................  40
Consolidated Statements of Changes in Shareholders' Equity......  41
Consolidated Statements of Cash Flows...........................  42
Notes to Consolidated Financial Statements......................  43

                         Report of Independent Auditors



Board of Directors and Shareholders
The Peoples Holding Company
Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of The Peoples Holding Company and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peoples Holding Company and subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




                                     /s/ Ernst & Young LLP



Memphis, Tennessee
January 28, 2002

                                                  The Peoples Holding Company
                                                  Consolidated Balance Sheets
                                               (In Thousands, Except Share Data)

                                                                         December 31
                                                                 ---------------------------
                                                                     2001           2000
                                                                 ------------   ------------
Assets
    Cash and due from banks .................................... $    41,475    $    27,676
    Federal funds sold .........................................       7,000
    Interest-bearing balances with banks .......................      22,937         29,141
                                                                 ------------   ------------
                                       Cash and Cash Equivalents      71,412         56,817

    Securities available for sale ..............................     277,293        192,916
    Securities held to maturity (fair value - $0 and $85,981
        at December 31, 2001, and 2000, respectively) ..........                     85,658

    Loans, net of unearned .....................................     827,696        815,854
        Allowance for loan losses ..............................     (11,354)       (10,536)
                                                                 ------------   ------------
                                                       Net Loans     816,342        805,318

    Premises and equipment, net ................................      28,346         30,105
    Other assets ...............................................      61,334         41,126
                                                                 ------------   ------------
                                                    Total Assets $ 1,254,727    $ 1,211,940
                                                                 ============   ============
Liabilities and Shareholders' Equity
 Liabilities
    Deposits
        Noninterest-bearing .................................... $   145,690    $   131,718
        Interest-bearing .......................................     917,365        914,887
                                                                 ------------   ------------
                                                  Total Deposits   1,063,055      1,046,605

   Treasury tax and loan note account ..........................       6,181          4,603
   Advances from the Federal Home Loan Bank ....................      41,145         19,946
   Other liabilities ...........................................      20,764         19,125
                                                                 ------------   ------------
                                               Total Liabilities   1,131,145      1,090,279

 Shareholders' Equity
   Common stock, $5 par value - 15,000,000 shares authorized,
        6,212,284 issued; 5,704,680 and 6,056,899 outstanding
        at December 31, 2001 and 2000, respectively.............      31,061         31,061
   Treasury stock, at cost .....................................     (12,856)        (3,688)
   Additional paid-in capital ..................................      39,850         39,931
   Retained earnings ...........................................      63,391         54,423
   Accumulated other comprehensive income (loss)................       2,136            (66)
                                                                 ------------   ------------
                                      Total Shareholders' Equity     123,582        121,661
                                                                 ------------   ------------
                      Total Liabilities and Shareholders' Equity $ 1,254,727    $ 1,211,940
                                                                 ============   ============

See notes to consolidated financial statements.

                               The Peoples Holding Company
                            Consolidated Statements of Income
                            (In Thousands, Except Share Data)

                                                      Year ended December 31
                                               ------------------------------------
                                                  2001         2000         1999
                                               ----------   ----------   ----------
Interest income
   Loans ..................................... $  70,587    $  72,919    $  66,730
   Securities:
      Taxable ................................    12,309       11,934       12,222
      Tax-exempt .............................     3,997        4,122        4,142
   Other  ....................................       873          459          406
                                               ----------   ----------   ----------
                        Total interest income     87,766       89,434       83,500
Interest expense
   Deposits ..................................    39,326       42,169       35,477
   Borrowings ................................     1,596        1,963        1,865
                                               ----------   ----------   ----------
                       Total interest expense     40,922       44,132       37,342
                                               ----------   ----------   ----------
Net interest income ..........................    46,844       45,302       46,158
Provision for loan losses ....................     4,790        6,373        3,192
                                               ----------   ----------   ----------
                 Net interest income after
                    provision for loan losses     42,054       38,929       42,966

Noninterest income
   Service charges on deposit accounts .......    11,616        9,722        8,309
   Fees and commissions ......................     7,560        5,209        3,302
   Trust revenue .............................       863        1,024          941
   Securities gains ..........................        94                        85
   Gain on sale of credit card portfolio .....                               3,717
   Other .....................................     4,256        2,574        3,122
                                               ----------   ----------   ----------
                     Total noninterest income     24,389       18,529       19,476
                                               ----------   ----------   ----------
Noninterest expense
   Salaries and employee benefits ............    26,467       22,668       22,398
   Data processing ...........................     3,498        3,181        4,007
   Net occupancy .............................     3,169        3,114        2,858
   Equipment .................................     3,034        2,883        2,118
   Other .....................................    10,579       10,628       10,099
                                               ----------   ----------   ----------
                    Total noninterest expense     46,747       42,474       41,480

Income before income taxes ...................    19,696       14,984       20,962
Income taxes .................................     5,109        3,800        6,182
                                               ----------   ----------   ----------
Net income ................................... $  14,587    $  11,184    $  14,780
                                               ==========   ==========   ==========

Basic and diluted earnings per share ......... $    2.48    $    1.83    $    2.38
                                               ==========   ==========   ==========
Weighted average shares outstanding .......... 5,873,423    6,108,196    6,205,752
                                               ==========   ==========   ==========

See notes to consolidated financial statements.

                                           The Peoples Holding Company
                                 Consolidated Statements of Shareholders' Equity
                                        (In Thousands, Except Share Data)

                                                                                                          Accumulated
                                                     Common Stock                Additional                  Other
                                                ---------------------- Treasury    Paid-in    Retained   Comprehensive
                                                   Shares     Amount     Stock     Capital    Earnings   Income (Loss)     Total
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------
Balance at December 31, 1998 ................... 6,191,854  $   30,959 $         $   39,411  $  39,009     $     830    $  110,209
Comprehensive income:
Net income .....................................                                                14,780                      14,780
 Other comprehensive income:
  Unrealized holding losses on securities
   available for sale (net of tax of ($2,447))..                                                              (4,058)       (4,058)
  Less reclassification adjustment for gains
   realized in net income (net of tax of ($32)).                                                                 (53)          (53)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                14,780        (4,111)       10,669
Cash dividends ($.84 per share) ................                                                (5,209)                     (5,209)
Common stock issued for acquisition ............    40,530         203                1,078                                  1,281
Treasury stock purchased .......................    (7,500)                (230)                                              (230)
Treasury stock purchased and retired ...........   (20,100)       (101)                (530)                                  (631)
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------

Balance at December 31, 1999 ................... 6,204,784  $   31,061 $   (230) $   39,959  $  48,580     $  (3,281)   $  116,089
Comprehensive income:
Net income .....................................                                                11,184                      11,184
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $1,985) ..                                                               3,215         3,215
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                11,184         3,215        14,399
Cash dividends ($.88 per share) ................                                                (5,341)                     (5,341)
Common stock issued for acquisition ............    70,500                1,720         (28)                                 1,692
Treasury stock purchased .......................  (218,385)              (5,178)                                            (5,178)
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------

Balance at December 31, 2000 ................... 6,056,899  $   31,061 $ (3,688) $   39,931  $  54,423     $     (66)   $  121,661
Comprehensive income:
Net income .....................................                                                14,587                      14,587
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $1,398) ..                                                               2,260         2,260
  Less reclassification adjustment for gains
   realized in net income (net of tax of ($36)).                                                                 (58)          (58)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                14,587         2,202        16,789
Cash dividends ($.96 per share) ................                                                (5,619)                     (5,619)
Treasury stock purchased .......................  (352,219)              (9,168)        (81)                                (9,249)
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------

Balance at December 31, 2001 ................... 5,704,680  $   31,061 $(12,856) $   39,850  $  63,391     $   2,136    $  123,582
                                                =========== ========== ========= ==========  ==========  =============  ==========

See notes to consolidated financial statements.

                                               The Peoples Holding Company
                                          Consolidated Statements of Cash Flows
                                                     (In Thousands)
                                                                         Year ended December 31
                                                                 --------------------------------------
                                                                    2001          2000          1999
                                                                 ----------    ----------    ----------
Operating Activities
 Net income ..................................................... $ 14,587      $ 11,184      $ 14,780
 Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses .................................    4,790         6,373         3,192
      Net amortization of securities ............................      202           258           386
      Depreciation and amortization .............................    3,979         3,773         3,067
      Deferred income taxes .....................................     (866)          (64)         (862)
      Funding of loans held for sale ............................  (76,208)      (28,832)      (39,189)
      Proceeds from sales of mortgage loans .....................   76,917        29,078        39,640
      Gain on sales of interest-bearing assets ..................     (803)         (297)       (4,253)
      (Gain) loss on sales of premises and equipment ............       29           (93)          (53)
      Increase in other assets ..................................  (18,614)         (971)       (2,137)
      Increase (decrease) in other liabilities ..................    1,640        (1,250)        1,881
                                                                 ----------    ----------    ----------
                        Net Cash Provided by Operating Activities    5,653        19,159        16,452
Investing Activities                                             ----------    ----------    ----------
 Purchases of securities available for sale .....................  (90,309)      (30,792)      (95,808)
 Proceeds from sales of securities available for sale ...........   18,620                      12,410
 Proceeds from call/maturities of securities available for sale .   76,425        23,826       110,074
 Purchases of securities held to maturity .......................                 (3,160)      (11,899)
 Proceeds from calls/maturities of securities held to maturity ..                  3,317         5,483
 Net increase in loans ..........................................  (18,779)      (33,350)      (91,953)
 Proceeds from sales of loans ...................................                  8,002        22,305
 Proceeds from sales of premises and equipment ..................       35           225           369
 Purchases of premises and equipment ............................   (1,409)       (4,171)       (3,506)
 Net cash paid in business combinations .........................                   (518)
                                                                 ----------    ----------    ----------
                            Net Cash Used in Investing Activities  (15,417)      (36,621)      (52,525)
Financing Activities                                             ----------    ----------    ----------
 Net increase (decrease) in noninterest-bearing deposits ........   13,972        (8,297)      (12,481)
 Net increase in interest-bearing deposits ......................    2,478        75,944        31,144
 Net increase (decrease) in short-term borrowings ...............    1,578        (7,397)        7,045
 Proceeds from other borrowings .................................   26,672         2,554        24,250
 Repayment of other borrowings ..................................   (5,473)      (21,877)       (2,502)
 Purchase of treasury stock .....................................   (9,249)       (5,178)         (861)
 Cash dividends paid ............................................   (5,619)       (5,341)       (5,209)
                                                                 ----------    ----------    ----------
                        Net Cash Provided by Financing Activities   24,359        30,408        41,386
                                                                 ----------    ----------    ----------
             Net Increase in Cash and Cash Equivalents ..........   14,595        12,946         5,313
Cash and Cash Equivalents at Beginning of Year ..................   56,817        43,871        38,558
                                                                 ----------    ----------    ----------
                         Cash and Cash Equivalents at End of Year $ 71,412      $ 56,817      $ 43,871
Supplemental Disclosures:                                        ==========    ==========    ==========
   Cash paid for:
      Interest .................................................. $ 43,457      $ 41,356      $ 36,823
      Income taxes ..............................................    4,839         5,291         7,209
   Transfers of loans to other real estate ......................    2,965         2,735           560
   Transfers of premises and equipment to other assets .......... $    310      $             $

See notes to consolidated financial statements.

                           The Peoples Holding Company
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                        (In Thousands, Except Share Data)

Note A - Significant Accounting Policies

Nature of Operations: The Peoples Holding Company (the Company) is a one-bank holding company, offering a diversified range of banking services to retail and commercial customers, primarily in North Mississippi, through The Peoples Bank & Trust Company (the Bank) and Peoples Insurance Agency.

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

Generally, the accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged off. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, and premises. Leasehold improvements are amortized over the period of the leases or the estimated useful lives of the improvements, whichever is shorter.

Other Real Estate: Other real estate of $2,886 and $2,276 at December 31, 2001 and 2000, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

Mortgage   Servicing   Rights:   The   Company    capitalizes    purchased   and
internally-originated mortgage servicing rights based on the fair value of the mortgage servicing rights relative to the loan as a whole. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The fair value of mortgage servicing rights is determined using assumptions that market participants would use in estimating future net servicing income. Mortgage servicing rights are stratified by loan type (government or conventional) and interest rate for purposes of measuring impairment on a quarterly basis. An impairment loss is recognized to the extent by which the unamortized capitalized mortgage servicing rights for each stratum exceeds the current fair value. Mortgage servicing rights were $655 and $680 at December 31, 2001 and 2000, respectively.

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

Derivative Instruments and Hedging Activities: The Company adopted Statement of Financial Accounting Standards (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 137 and FASB No. 138 in 2001. The Company has evaluated the impact of FASB No. 133 and the adoption of this Statement had no impact on earnings or the financial position of the Company. The Company did transfer all securities classified as held to maturity to available for sale as allowed upon adoption of FASB No. 133.

Impact of Recently-Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board issued FASB No. 141, Business Combinations, and FASB No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $442 ($0.08 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation.

Note B - Business Combinations

Southern Insurance Group, Inc., Southern Insurance of Corinth, Inc., and Southern Financial Services, P.A. (collectively, Southern) were acquired on May 1, 2000, by the Company by issuing 70,500 shares of its stock for a total price of $1,692. The acquired companies were merged into the Bank's insurance subsidiary. The transaction was accounted for as a purchase. Southern offers both property and casualty insurance products, life and health insurance, and annuity and mutual funds.

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

On June 24, 1999, the Company purchased Reed-Johnson Insurance Agency, Inc. (Reed-Johnson) with the issuance of 40,530 shares of the Company's common stock. Located in Tupelo, Mississippi, Reed-Johnson, is an independent insurance agency representing property and casualty companies and providing personal and business coverage. Reed-Johnson retained its staff and operates as a wholly-owned subsidiary of The Peoples Bank and Trust Company. The transaction was accounted for as a purchase. Initially, Reed-Johnson retained its name but in May 2001, it was renamed The Peoples Insurance Company.

The results of operations of all purchase business combinations have been included in the financial statements of the Company since their acquisition dates. All intangibles resulting from these transactions are being amortized over a 15-year life. The proforma results, giving effect to these transactions as though they occurred as of the beginning of the reporting periods, do not vary significantly from actual results.

On March 26, 1999, the Company merged with Inter-City Federal Bank for Savings (Inter-City). At the merger date, total assets, loans, and deposits for Inter-City totaled $43,482, $33,812, and $37,751, respectively. The merger was accounted for using the pooling of interests method of accounting. The Company exchanged 347,382 shares of its common stock for all the outstanding common stock of Inter-City. Prior to the consummation of the merger on March 27, 1999, Inter-City contributed $354 of net interest income and a net loss of $130.

Note C - Securities

The amortized cost and fair value of securities available for sale at December 31, 2001, are as follows:

                                                             Securities Available For Sale
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
U. S. Treasury securities ................. $  15,019         $   251           $                 $   15,270
Obligations of other U. S.
   Government agencies and corporations ...    51,010           1,759                 (28)            52,741
Mortgage-backed securities ................   112,626           1,270                (606)           113,290
Obligations of states and political
   subdivisions ...........................    84,709           1,411                (478)            85,642
Equity securities .........................    10,471                                (121)            10,350
                                            ---------     ----------------    ----------------    ----------
                                            $ 273,835         $ 4,691           $  (1,233)        $  277,293
                                            =========     ================    ================    ==========

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2000, are as follows:

                                                             Securities Available For Sale
                                            ----------------------------------------------------------------
                                            Amortized     Gross Unrealized    Gross Unrealized
                                              Cost             Gains               Losses         Fair Value
                                            ---------     ----------------    ----------------    ----------
U. S. Treasury securities ................. $  49,698         $   169           $     (20)        $   49,847
Obligations of other U. S.
   Government agencies and corporations ...    49,300             109                (300)            49,109
Mortgage-backed securities ................    84,976             356                (444)            84,888
Equity securities .........................     9,047              25                                  9,072
                                            ---------     ----------------    ----------------    ----------
                                            $ 193,021         $   659           $    (764)        $  192,916
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
                                            =========     ================    ================    ==========

The amortized cost and fair value of securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized          Fair
Securities Available for Sale                Cost            Value
                                         -----------      -----------
Due in one year or less ................. $  17,915        $  18,210
Due after one year through five years ...    74,485           76,839
Due after five years through ten years ..    44,915           45,396
Due after ten years .....................    13,423           13,208
Mortgage-backed securities ..............   112,626          113,289
Preferred stock .........................    10,471           10,351
                                         -----------      -----------
                                          $ 273,835        $ 277,293
                                         ===========      ===========

At  December  31,  2001  and  2000,   securities   with  an  amortized  cost  of
approximately $201,188 and $197,434, respectively, were pledged to secure government, public, and trust deposits.

Note D - Loans and Allowance for Loan Losses

Loans are summarized as follows:                        December 31
                                               -----------------------------
                                                  2001               2000
                                               ----------         ----------
Commercial, financial, and agricultural ...... $ 156,891          $ 165,370
Real estate - construction ...................    30,564             25,706
Real estate - mortgage .......................   533,232            501,454
Consumer .....................................   110,810            129,898
                                               ----------         ----------
                                                 831,497            822,428
Unearned income ..............................    (3,801)            (6,574)
                                               ----------         ----------
Loans, net of unearned income ................   827,696            815,854
Allowance for loan losses ....................   (11,354)           (10,536)
                                               ----------         ----------
                                               $ 816,342          $ 805,318
                                               ==========         ==========

Changes in the allowance for loan losses were as follows:

                                                    Year ended December 31
                                             ---------------------------------
                                               2001        2000        1999
                                             --------    --------    --------
Balance at beginning of year ............... $ 10,536    $ 10,058    $  9,742
  Provision for loan losses ................    4,790       6,373       3,192
  Loans charged-off ........................   (4,303)     (6,358)     (3,434)
  Recoveries of loans
     previously charged-off.................      331         463         558
                                             --------    --------    --------
Balance at end of year ..................... $ 11,354    $ 10,536    $ 10,058
                                             ========    ========    ========

Impaired loans recognized in conformity with SFAS No. 114, as amended by SFAS No. 118, were as follows:
                                                        December 31
                                               -----------------------------
                                                  2001               2000
                                               ----------         ----------
Impaired loans with a related allowance for
   loan losses ...............................  $ 3,297            $ 1,802
Impaired loans without a specific allowance
   for loan losses ...........................    1,764              2,364
                                               ----------         ----------
Total impaired loans .........................  $ 5,061            $ 4,166
                                               ==========         ==========

Allowance specifically related to
   impaired loans ............................  $ 1,087            $   517

                                                     Year ended December 31
                                               --------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
Average recorded investment in impaired loans. $ 4,613     $ 4,138     $ 4,192

Interest income recognized using the accrual
    basis of income recognition .............. $   531     $   345     $   436

Interest income recognized using the
   cash-basis of income recognition .......... $           $   191     $     4

Certain Bank executive officers and directors and their associates are customers of and have other transactions with, the Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $10,974 and $11,882 at December 31, 2001 and 2000, respectively. During 2001, $9,978 of new loans were made and payments received totaled $10,886.

Note E - Deposits

At December 31, 2001, the approximate scheduled maturities of time deposits are as follows:

                  2002 ................. $ 464,437
                  2003 .................    59,446
                  2004 .................    27,906
                  2005 .................     5,517
                  2006 .................     2,760
                  Thereafter ...........       373
                                         ----------
                  Total ................ $ 560,439
                                         ==========

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2001 and 2000 was $187,452 and $193,777, respectively.

Certain executive officers and directors had amounts on deposit with the Bank of approximately $3,857 at December 31, 2001.

Note F - Advances from the Federal Home Loan Bank

The Company had outstanding advances from the FHLB of $41,145 and $19,946 at December 31, 2001 and 2000, respectively. The interest rates on these advances are all at fixed rates which range from 3.61% to 7.93% at December 31, 2001. The Company had availability on unused lines of credit with the FHLB of $201,503 at December 31, 2001. These advances are collateralized by a pledge of a blanket lien on the Company's mortgages.

Future minimum payments, by year and in the aggregate, related to the Federal Home Loan Bank advances with initial or remaining terms of one year or more, consisted of the following at December 31, 2001:

                  2002 ................ $   8,891
                  2003 ................     6,116
                  2004 ................     6,339
                  2005 ................     6,903
                  2006 ................     5,887
                  Thereafter ..........     7,009
                                        ---------
                  Total ............... $  41,145
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

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2001, were approximately $95,815 and $9,836, respectively, compared to December 31, 2000, which were approximately $90,850 and $7,523, respectively.

Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company and the Bank. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on-or off-balance sheet financial instruments.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

                                                        December 31
                                               -----------------------------
                                                  2001               2000
                                               ----------         ----------
Deferred tax assets
   Allowance for loan losses ................. $  4,180           $  3,760
   Net unrealized losses on securities
       available for sale ....................                          40
   Deferred compensation  ....................    1,952              1,777
   Other .....................................      810                947
                                               ----------         ----------
      Total deferred tax assets ..............    6,942              6,524

Deferred tax liabilities
   Net unrealized gains on securities
       available for sale ....................    1,322
   Depreciation ..............................      971              1,256
   Other .....................................      868                990
                                               ----------         ----------
      Total deferred tax liabilities .........    3,161              2,246
                                               ----------         ----------
       Net deferred tax assets ............... $  3,781           $  4,278
                                               ==========         ==========


Significant components of the provision for income taxes (benefits) are as follows:

                                                      Year ended December 31
                                               --------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
     Current
          Federal ............................ $  5,288    $  3,555    $  6,307
          State ..............................      687         309         737
                                               --------    --------    --------
                                                  5,975       3,864       7,044
     Deferred
          Federal ............................     (753)        (55)       (735)
          State ..............................     (113)         (9)       (127)
                                               --------    --------    --------
                                                   (866)        (64)       (862)
                                               --------    --------    --------
                                               $  5,109    $  3,800    $  6,182
                                               ========    ========    ========

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

                                                      Year ended December 31
                                               --------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
    Tax at U.S. statutory rate ............... $ 6,894     $ 5,244     $ 7,337
    Tax-exempt interest income ...............  (1,721)     (1,784)     (1,709)
    State income tax, net of federal benefit .     349         195         401
    Amortization of intangible assets ........      72          62          27
    Dividends received deduction .............    (113)        (58)         (9)
    Other items-net ..........................    (372)        141         135
                                               --------    --------    --------
                                               $ 5,109     $ 3,800     $ 6,182
                                               ========    ========    ========

Note I - Restrictions on Cash, Bank Dividends, Loans, or Advances

The Bank is required to maintain average balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 2001, was approximately $17,842.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends, which are limited to earned surplus in excess of three times the Bank's capital stock. At December 31, 2001, the unrestricted surplus was approximately $104,506.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2001, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 19.09% of the Bank's consolidated net assets. There were no loans outstanding from the Bank to the Company at December 31, 2001.

Note J - Employee Benefit and Deferred Compensation Plans

The Company sponsored a defined benefit noncontributory pension plan which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company's funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974. The Company contributed $500, $0, and $0 to the Plan for the years 2001, 2000, or 1999; respectively.

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

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated postretirement benefit obligation nor the service and interest cost components of net periodic postretirement benefit costs as of December 31, 2001, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the postretirement health and life plans. There is no additional minimum pension liability required to be recognized. The following table sets forth the required disclosures as of December 31:

                                                      Pension Benefits              Other Benefits
                                                 --------------------------     ------------------------
                                                    2001            2000           2001          2000
                                                 ----------      ----------     ----------    ----------
Change in benefit obligation
  Benefit obligation at beginning of year .......$  12,448       $  11,409       $    727     $     480
  Service cost ..................................                                      42            38
  Interest cost .................................      915             881             53            53
  Plan participants' contributions ..............                                      29            39
  Actuarial gain (loss)..........................      104             645            (36)          329
  Benefits paid .................................     (615)           (487)           (54)         (212)
                                                 ----------      ----------     ----------    ----------
Benefit obligation at end of year ...............$  12,852       $  12,448       $    761     $     727
                                                 ==========      ==========     ==========    ==========

Change in plan assets
  Fair value of plan assets at beginning of year.$  12,829       $  13,330
  Actual return (loss) on plan assets ...........      230             (14)
  Contribution by employer ......................      500
  Benefits paid .................................     (615)           (487)
                                                 ----------      ----------
Fair value of plan assets at end of year ........$  12,944       $  12,829
                                                 ==========      ==========

Prepaid (accrued) benefits cost
  Funded status .................................$      92       $     381      $    (761)    $    (727)
  Unrecognized net actuarial gain ...............    1,982           1,107            354           416
  Unamortized prior service cost ................      230             259             24            29
                                                 ----------      ----------     ----------    ----------
Prepaid (accrued) benefit cost ..................$   2,304       $   1,747      $    (383)    $    (282)
                                                 ==========      ==========     ==========    ==========

Weighted-average assumptions as of December 31
  Discount rate .................................      7.5%            7.5%           7.5%          7.5%
  Expected return on plan assets ................      8.0%            8.0%           N/A           N/A


                                          Year ended December 31                       Year ended December 31
                                   -------------------------------------        ------------------------------------
                                             Pension Benefits                              Other Benefits
                                   -------------------------------------        ------------------------------------
                                      2001          2000         1999              2001         2000         1999
                                   ----------    ----------   ----------        ----------   ----------   ----------
Components of net periodic
    benefit cost(income)
  Service cost ................... $             $            $                 $      42    $      38    $      33
  Interest cost ..................       915           881          867                53           53           38
  Expected return on plan assets .    (1,002)       (1,047)      (1,022)
  Prior service cost recognized ..        30            30           30                31            8            5
                                   ----------    ----------   ----------        ----------   ----------   ----------
Net periodic benefit cost(income). $     (57)    $    (136)   $    (125)        $     126    $      99    $      76
                                   ==========    ==========   ==========        ==========   ==========   ==========

Effective January 1, 1997, the Company adopted two defined contribution plans: a money purchase pension plan and a 401(k) plan. The money purchase pension plan is a noncontributory pension plan. The Company contributes 5% of compensation for each participant annually into this plan. The Company accrued $846, $730 and $674 to the money purchase pension plan in 2001, 2000 and 1999, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to 10% of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 3% of compensation for each employee who has attained age 21, completed a year of service and is employed on the last day of the plan year. The Company's costs related to the 401(k) plan in 2001, 2000 and 1999 were $442, $408 and $371, respectively.

The Company and its subsidiary also sponsor an employee stock ownership plan covering substantially all full-time employees who are 21 years of age and have completed one year of employment. Contributions are determined by the Board of Directors and may be paid in either cash or the Company's common stock. Total contributions to the Plan were $150, $0, and $160 in 2001, 2000, and 1999, respectively and were charged to operating expenses.

The Company adopted the "Performance Based Reward" incentive compensation plan January 1, 2001. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to profitability. Management sets baselines for all applicable profit centers to reward employees on improved economic benefit derived from the profit center. The expense associated with the Plan for 2001, 2000 and 1999 was $1,762, $0 and $1,564, respectively.

The Company's Deferred Compensation Plan is available to eligible directors and officers of the company. Directors may defer up to 100% of their fees and retainers. Employees may defer up to 10% of their salaries. Opportunities to increase deferrals, or for new participants to enter the Plan, are offered periodically. The interest amount accrued on deferrals is tied to Moody's Average Corporate Bond Rate for October of the previous year. The Plans are unfunded, and it is anticipated that they will result in no cost of the Company over the term of the Plans because life insurance policies on the lives of the Participants have been purchased in amounts estimated to be sufficient to pay benefits under the Plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2001, 2000 and 1999 for the Employee Deferred Compensation Plans, inclusive of the salary deferrals, was $398, $381 and $341, respectively. The expense recorded in 2001, 2000, and 1999 for the Directors Deferred Compensation Plans, inclusive of fee deferrals, was $149, $128 and $136, respectively. There were no retainer deferrals for 2001, 2000 or 1999.

At December 31, 2001, 507,604 common shares were reserved for issuance for employee benefit plans and business combinations.

During 2001, the Company repurchased approximately 352,000 shares, of which approximately 221,000 shares were purchased through a tender offer. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans.

The Company has an active stock option plan, which was adopted in 2001. Under this plan options are granted which allow participants in the plan to acquire shares of the Company's common stock at a fixed price per share over a specified period of ten years. The options granted become vested and exercisable in equal installments of 33 1/3% upon completion of one, two, and three years of service measured from the grant date, respectively. Options that have not been vested are cancelled upon the termination of the participants' employment. In addition, granted options that have not been exercised after 10 years are cancelled. As of December 31, 2001, there were 10,000 options outstanding, none that had vested. The options had no effect on earnings per share for 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

                                           December 31
                       -----------------------------------------------------
                                 2001                       2000
                       ------------------------ ----------------------------
                          Amount       Ratio        Amount         Ratio
                       ------------ ----------- -------------- -------------
The Company
   Total Capital .....   $123,646       14.68%     $122,855          15.15%
   Tier I Capital ....    113,106       13.43%      112,711          13.90%
   Tier I Leverage ...    113,106        9.20%      112,711           9.48%

The Bank
   Total Capital .....   $122,162       14.50%     $122,165          15.06%
   Tier I Capital ....    111,622       13.25%      112,022          13.81%
   Tier I Leverage ...    111,622        9.08%      112,022           9.42%


Note L - Segment Reporting

FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report certain financial and descriptive information about their reportable operating segments as defined and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

Changes to the Company's internal reporting process during 2001 prompted management to reorganize into one segment that accounts for the Company's principal activity, the delivery of financial services through its community banks. The Company's internal reporting mechanism changed from years past in order to more closely match expenses with revenues at the community bank level. Direct and indirect expenses and revenues are allocated to the respective community banks based on various methods, including percentage of loans, percentage of deposits, percentage of loans and deposits together, full-time equivalent employees, number of accounts serviced, and actual sales. The activities reported outside of community banking do not comprise a separate, material segment for disclosure. All of the Company's products are offered to similar classes of customers and markets, are distributed using the same methods, and operate in similar regulatory environments.

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

Federal funds sold: The carrying amount reported in the consolidated balance sheet for federal funds sold approximates fair value.

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

Advances from Federal Home Loan Bank: The fair value was determined by discounting the cash flow using the current market rate.

Off-balance sheet: Off-balance-sheet items are primarily short-term commitments, often at variable rates which are tied to prime, accordingly, the commitment amounts approximate fair value.

                                                            2001                     2000
                                                    -----------------------  ----------------------
                                                     Carrying       Fair      Carrying      Fair
                                                      Value         Value       Value       Value
                                                    ----------    ---------  ----------   ---------
Financial assets:
   Cash and due from banks ......................... $  41,475     $ 41,475   $  27,676    $ 27,676
   Interest-bearing balances with banks ............    22,937       22,937      29,141      29,141
   Federal funds sold ..............................     7,000        7,000
   Securities ......................................   277,293      277,293     278,574     278,897
   Loans, net ......................................   816,342      858,345     805,318     800,962

Financial liabilities:
   Deposits ........................................ 1,063,055    1,052,263   1,046,605     953,544
   Treasury tax and loan note account ..............     6,181        6,181       4,603       4,603
   Advances from Federal Home Loan Bank ............    41,145       42,512      19,946      20,547

Note N - The Peoples Holding  Company (Parent Company Only) Condensed  Financial
         Information
                                                          December 31
                                                  -------------------------
Balance Sheets                                        2001         2000
                                                  ------------ ------------
Assets
  Cash* ..........................................  $   1,204    $     557
  Stock ..........................................         75           75
  Investment in bank subsidiary* .................    122,098      120,971
  Dividends receivable* ..........................      1,553        1,367
  Other assets ...................................          6           95
                                                  ------------ ------------
    Total Assets .................................  $ 124,936    $ 123,065
                                                  ============ ============

Liabilities and Shareholders' Equity
  Dividends payable* .............................  $   1,426    $   1,367
  Accrued interest payable and other liabilities .        (72)          37
  Shareholders' equity ...........................    123,582      121,661
                                                  ------------ ------------
    Total Liabilities and Shareholders' Equity ...  $ 124,936    $ 123,065
                                                  ============ ============
*Eliminates in consolidation

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Income                                  2001          2000          1999
                                                 ------------- ------------- -------------
Income
   Dividends from bank subsidiary* ..............  $  15,764     $  11,067     $   6,389
   Other dividends ..............................         29            41            37
                                                 ------------- ------------- -------------
                                                      15,793        11,108         6,426
Expenses
   Other ........................................        206            40           245
Income before income tax credits and  equity in
   undistributed net income of bank subsidiary ..     15,587        11,068         6,181
Income tax credits ..............................        (75)          (12)          (94)
                                                 ------------- ------------- -------------
                                                      15,662        11,080         6,275
Equity in undistributed net income of bank
   subsidiary* ..................................     (1,075)          104         8,505
                                                 ------------- ------------- -------------
   Net Income ...................................  $  14,587     $  11,184     $  14,780
                                                 ============= ============= =============
*Eliminates in consolidation

Note N - The Peoples Holding Company (Parent Company Only)
         Condensed Financial Information (continued)

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Cash Flows                              2001          2000          1999
                                                 ------------- ------------- -------------
Operating Activities
 Net Income .....................................  $  14,587     $  11,184     $  14,780
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed net income of bank
       subsidiary ...............................      1,075          (104)       (8,505)
     Increase in dividends receivable and
       other assets .............................        (97)         (157)         (195)
     Increase (decrease) in other liabilities ...        (50)          (56)          233
                                                 ------------- ------------- -------------
     Net Cash Provided by Operating Activities ..     15,515        10,867         6,313

     Net Cash Used in Investing Activities ......                                    (76)

Financing Activities
 Cash dividends .................................     (5,619)       (5,341)       (5,209)
 Purchase of treasury stock .....................     (9,249)       (5,178)         (861)
                                                 ------------- ------------- -------------
     Net Cash Used in Financing Activities ......    (14,868)      (10,519)       (6,070)
                                                 ------------- ------------- -------------
     Increase (Decrease) In Cash ................        647           348           167
Cash at Beginning of Year .......................        557           209            42
                                                 ------------- ------------- -------------
     Cash at End of Year ........................  $   1,204     $     557     $     209
                                                 ============= ============= =============

Note O - Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                        Three Months Ended
                                         -------------------------------------------------
                                            Mar 31      June 30      Sept 30      Dec 31
                                         ------------ ----------- ------------ -----------
Year ended December 31, 2001
  Interest income .......................   $ 22,673    $ 22,422     $ 21,877    $ 20,794
  Interest expense ......................     11,591      10,868        9,907       8,556
                                         ------------ ----------- ------------ -----------
  Net interest income ...................     11,082      11,554       11,970      12,238
  Provision for loan losses .............      1,125       1,125        1,225       1,315
  Noninterest income ....................      5,730       5,846        6,172       6,641
  Noninterest expense ...................     11,055      11,375       11,873      12,444
                                         ------------ ----------- ------------ -----------
  Income before income taxes ............      4,632       4,900        5,044       5,120
  Income taxes ..........................      1,330       1,313        1,202       1,264
                                         ------------ ----------- ------------ -----------
  Net income ............................   $  3,302    $  3,587     $  3,842    $  3,856
                                         ============ =========== ============ ===========
  Basic and diluted earnings per share ..   $   0.55    $   0.60     $   0.66    $   0.67
                                         ============ =========== ============ ===========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and nominees of the Registrant appear under "Election of Directors" on pages 3 through 5 of the Company's definitive Proxy Statement, dated March 18, 2002, which is incorporated herein by reference.

Information concerning executive officers of the Registrant and its subsidiary appears on page 6 under the caption "Executive Officers" of the Company's definitive Proxy Statement, dated March 18, 2002, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under "Summary Compensation Table-Annual Compensation" on pages 7 through 11 of the Company's definitive Proxy Statement, dated March 18, 2002, is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under "Principal Holders of Voting Security" on page 2
of  the  Company's  definitive  Proxy  Statement,   dated  March  18,  2002,  is
incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under "Transactions with Management" on page 12 of the Company's definitive Proxy Statement, dated March 18, 2002, is incorporated herein by reference.

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

            (23) Consent of Independent Auditors

     (b) Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter of 2001.

     (c) Financial Statement Schedules -- None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES HOLDING COMPANY

DATED: March 18, 2002                  By /s/ E. Robinson McGraw
                                          ----------------------
                                    E. Robinson McGraw, President & CEO

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

E. Robinson McGraw,
President and Director
(Chief Executive Officer) ............................/s/ E. Robinson McGraw

Robert C. Leake,
Chairman of the Board and
Director ............................................./s/ Robert C. Leake

William M. Beasley,
Vice Chairman of the
Board and Director .................................../s/ William M. Beasley

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

John W. Smith, Director ............................../s/ John W. Smith

H. Joe Trulove, Director ............................./s/ H. Joe Trulove

J. Heywood Washburn, Director ......................../s/ J. Heywood Washburn

Robert H. Weaver, Director .........................../s/ Robert H. Weaver

J. Larry Young, Director ............................./s/ J. Larry Young

Form 10-K--Item 14 (a) (1) and (2)

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of The Peoples Holding Company and subsidiary are included in this Form 10-K (Item 8) of the registrant for the year ended December 31, 2001.

                         Report of Independent Auditors

            Consolidated Balance Sheets--December 31, 2001 and 2000

                 Consolidated Statements of Income--Years ended
                       December 31, 2001, 2000, and 1999

          Consolidated Statements of Shareholders' Equity--Years ended
                        December 31, 2001, 2000, and 1999

               Consolidated Statements of Cash Flows--Years ended
                       December 31, 2001, 2000, and 1999

         Notes to Consolidated Financial Statements--December 31, 2001


Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are not applicable and therefore, have been omitted.