Form 10-Q
period 2002-03-31
PEOPLES HOLDING CO
filed 2002-04-26
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 5,621,001 shares outstanding
                               as of April 19, 2002

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 March 31, 2002 and December 31, 2001................  3

            Condensed Consolidated Statements of Income -
                 Three Months Ended March 31, 2002 and 2001..........  4

            Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2002 and 2001..........  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  8

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

         Item 6.(b)

             Exhibits and Reports on Form 8-K........................ 13

         Signatures.................................................. 14

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                 MARCH 31        DECEMBER 31
                                                   2002             2001
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      43,852     $    41,475
   Federal funds sold .......................                          7,000
   Interest-bearing balances with banks .....          8,628          22,937
                                                  ----------       ---------
                Cash and cash equivalents ...         52,480          71,412

   Securities available-for-sale ............        351,108         277,293

   Loans, net of unearned income ............        819,407         827,696
      Allowance for loan losses .............        (11,811)        (11,354)
                                                  ----------       ---------
                Net loans ...................        807,596         816,342

   Premises and equipment, net ..............         27,948          28,346
   Other assets .............................         65,680          61,334
                                                  ----------       ---------
            Total assets ....................  $   1,304,812     $ 1,254,727
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     154,967     $   145,690
      Interest-bearing ......................        958,447         917,365
                                                  ----------       ---------
                Total deposits ..............      1,113,414       1,063,055

   Treasury tax and loan note account .......          2,440           6,181
   Advances from the Federal Home Loan Bank .         50,275          41,145
   Other liabilities ........................         17,697          20,764
                                                  ----------       ---------
                Total liabilities ...........      1,183,826       1,131,145

Shareholders' equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued; 5,621,280 and 5,704,680 shares
     outstanding at March 31, 2002 and
     December 31, 2001, respectively ........         31,061          31,061
   Treasury stock, at cost ..................        (15,752)        (12,856)
   Additional paid-in capital ...............         39,853          39,850
   Retained earnings ........................         64,741          63,391
   Accumulated other comprehensive income ...          1,083           2,136
                                                  ----------       ---------
                Total shareholders' equity ..        120,986         123,582
                                                  ----------       ---------
            Total liabilities and
               shareholders' equity .........  $   1,304,812     $ 1,254,727
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                  THREE MONTHS ENDED MARCH 31
                                                    2002              2001
                                                    ----              ----
                                                         (Unaudited)
Interest income
      Loans ...................................  $    15,317      $    18,180
      Securities:
           Taxable ............................        3,053            3,117
           Tax-exempt .........................          981            1,015
      Other ...................................          178              361
                                                     -------          -------
           Total interest income ..............       19,529           22,673
Interest expense
      Deposits ................................        6,504           11,220
      Borrowings  .............................          586              371
                                                     -------          -------
           Total interest expense .............        7,090           11,591
                                                     -------          -------
           Net interest income ................       12,439           11,082
Provision for loan losses .....................        1,125            1,125
                                                     -------          -------
           Net interest income after
               provision for loan losses ......       11,314            9,957
Noninterest income
      Service charges on deposit accounts .....        2,936            2,792
      Fees and commissions ....................        2,049            1,788
      Trust revenue ...........................          231              265
      Securities gains ........................                            43
      Other ...................................        1,393              842
                                                     -------          -------
           Total noninterest income ...........        6,609            5,730
Noninterest expense
      Salaries and employee benefits ..........        6,929            6,077
      Data processing .........................          922              858
      Net occupancy ...........................          807              828
      Equipment ...............................          804              729
      Other ...................................        2,836            2,563
                                                     -------          -------
           Total noninterest expense ..........       12,298           11,055
                                                     -------          -------
Income before taxes and cumulative effect
    of accounting change ......................        5,625            4,632
Income taxes ..................................        1,560            1,330
                                                     -------          -------
           Income before cumulative
               effect of accounting change ....        4,065            3,302
Cumulative effect of accounting change ........       (1,300)
                                                     -------          -------
           Net income .........................  $     2,765      $     3,302
                                                     =======          =======
Basic and diluted earnings per share:
     Income before cumulative effect of
         accounting change ....................  $      0.72      $      0.55
     Cumulative effect of accounting change ...        (0.23)
                                                     -------          -------
     Net income ...............................  $      0.49      $      0.55
                                                     =======          =======

Weighted average shares outstanding  ..........    5,657,726        6,048,805
Weighted average shares outstanding - diluted .    5,660,727        6,048,805

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                   THREE MONTHS ENDED MARCH 31
                                                      2002             2001
                                                      ----             ----
                                                           (Unaudited)
Operating activities
          Net cash provided (used) by
                operating activities ..........  $     (1,100)   $      6,860

Investing activities
      Purchases of securities
           available-for-sale .................       (98,129)        (40,425)
      Proceeds from sales of securities
           available-for-sale .................         3,097           5,000
      Proceeds from calls/maturities of
           securities available-for-sale ......        19,284          15,951
      Net decrease in loans ...................         6,834             696
      Proceeds from sales of premises
           and equipment ......................           119
      Purchases of premises and equipment .....          (473)           (728)
                                                   ----------      ----------
          Net cash used in investing
                activities ....................       (69,268)        (19,506)

Financing activities
      Net increase in
          noninterest-bearing deposits ........         9,277          15,818
      Net increase (decrease) in
          interest-bearing deposits ...........        41,082          (3,130)
      Net (decrease)increase in
          short-term borrowings ...............        (3,741)          2,726
      Proceeds from other borrowings ..........        13,748
      Repayments of other borrowings ..........        (4,618)           (487)
      Acquisition of treasury stock ...........        (2,897)           (261)
      Cash dividends paid .....................        (1,415)         (1,388)
                                                   ----------      ----------
          Net cash provided by financing
                activities ...................         51,436          13,278
                                                   ----------      ----------
            (Decrease) increase in cash
                and cash equivalents .........        (18,932)            632

      Cash and cash equivalents at
           beginning of period ...............         71,412          56,817
                                                   ----------      ----------
      Cash and cash equivalents at
           end of period .....................   $     52,480    $     57,449
                                                 ============    ============
Supplemental disclosures:
  Non-cash transactions:
     Transfer of loans to other real estate ..   $        787    $        608
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2002
                        (in thousands, except share data)

Note 1  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's (collectively, the Company) annual report on Form 10-K for the year ended December 31, 2001.

Note 2  Other Accounting Pronouncements

In the first quarter of 2002, the Company completed the transitional impairment test required by Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Intangible Assets." As a result of this test, the Company recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principle. The Company identified its reporting units as banking operations and insurance operations for purposes of measuring impairment of goodwill. The reason we measured in this manner is that the insurance operation is a subsidiary of the bank. The impairment was specific to the insurance subsidiary. The fair value of the insurance reporting unit was estimated using the expected present value of future cash flows. The insurance subsidiary acquisition was a tax-free exchange; therefore, there was no tax offset to the impairment cost booked.

                                        As of March 31, 2002
                                   --------------------------------
                                   Gross Carrying     Accumulated
                                       Amount         Amortization
                                   --------------    --------------
Amortized intangible assets:
  Core deposit intangible assets ..  $     507         $    (318)
  Other intangible assets .........      3,282            (1,786)
                                     ----------        ----------
  Total ...........................  $   3,789         $  (2,104)
                                     ==========        ==========

Unamortized goodwill                 $   7,190         $  (2,142)
                                     ==========        ==========

Aggregate amortization expense:
  For the period ended March 31, 2002 ......  $     123


Estimated amortization expense in future years:
  For the year ended December 31, 2002 .....  $     493
  For the year ended December 31, 2003 .....        493
  For the year ended December 31, 2004 .....        422
  For the year ended December 31, 2005 .....        399
  For the year ended December 31, 2006 .....          0


The changes in the carrying amount of intangible assets for the quarter ended March 31, 2002, are as follows:
                                                                Other
                                                Goodwill     Intangibles
                                              -----------    -----------
Balance as of January 1, 2002 ..............  $   6,348      $   1,808
  Impairment losses ........................     (1,300)
  Amortization expense .....................                      (123)
                                              -----------    -----------
Balance as of March 31, 2002 ...............  $   5,048      $   1,685
                                              ===========    ===========

The table below presents net income for the prior periods as reported as well as adjusted for the exclusion of goodwill amortization and the cumulative effect of the transitional impairment.

                                         Quarter ended        Year ended       Quarter ended
                                         March 31, 2002    December 31, 2001   March 31, 2001
                                         --------------    -----------------   --------------
Reported net income ....................   $    2,765         $   14,587         $    3,302
Goodwill amortization, net of tax ......                             407                102
Transitional impairment ................        1,300
                                           -----------        -----------        -----------
Adjusted net income ....................   $    4,065         $   14,994         $    3,404
                                           ===========        ===========        ===========

Basic and diluted earnings per share:
Reported net income ....................   $     0.49         $     2.48         $     0.55
Goodwill amortization, net of tax ......                            0.07               0.01
Transitional impairment ................         0.23
                                           -----------        -----------        -----------
Adjusted net income ....................   $     0.72         $     2.55         $     0.56
                                           ===========        ===========        ===========

Note 3  Comprehensive Income

For the three month periods ended March 31, 2002 and 2001, total comprehensive income was $1,712 and $5,823, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

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

Financial Condition

Total assets of The Peoples Holding Company increased from $1,254,727 on December 31, 2001, to $1,304,812 on March 31, 2002, or 3.99% for the three month period. Most of the growth in assets occurred in the investment portfolio, which increased from $277,293 on December 31, 2001, to $351,108 on March 31, 2002. Federal funds sold and interest bearing bank balances decreased $21,309 as funds were shifted to the investment portfolio. We invested $98,129 in various securities this quarter. Purchases include mortgage-backed securities, U.S. government agency securities, trust preferred stock issues and municipal securities. The majority (67%) of the purchases were in the mortgage-back sector because of the cash flow provided by the principal and interest payback each month. We believe we are at the bottom of the rate cycle and that the cash flow will be useful in meeting anticipated loan demand. U.S. Treasury securities that matured this quarter were reinvested in other sectors in order to enhance yield. Last year, we changed our investment policy, eliminating the minimum requirement of 18% of the portfolio being invested in Treasury securities. We have steadily replaced investments in Treasury securities with other investments since that time. Treasury security balances have decreased approximately $6,000 since December 31, 2001, and approximately $31,200 since March 31, 2001.

Loan balances have decreased $8,289, from $827,696 at December 31, 2001, to $819,407 at March 31, 2002. Loan demand began to improve at the end of the quarter. A strategic decision to curtail our sales finance division in July, 2000 continues to impact loan volume. The balance at that time was approximately $32 million; it is currently approximately $12 million. The purpose of the decision was twofold - to reduce risk and to enhance yield. The sales finance balance decreased $2,743 from December 31, 2001. The majority of our loan growth this quarter has been in real estate loans. In fact, our loan portfolio is heavily weighted in real estate loans, with approximately 69% of the portfolio in that type. We have experienced declines in retail installment loans and in commercial, financial and agricultural loans. In addition, mortgage loans held for resale are down approximately $7,000 due to a decline in origination volume toward the end of the quarter. The average loan to deposit ratio was 74.89% and 76.68% at March 31, 2002, and December 31, 2001, respectively.

Total deposits for the first three months of 2001 increased from $1,063,055 on December 31, 2001, to $1,113,414 on March 31, 2002, or an increase of 4.74%. The majority of our growth has been in interest bearing demand (63%) and non-interest demand deposit accounts (18%).

The equity capital to total assets ratios were 9.27% and 9.85% at March 31, 2002, and December 31, 2001, respectively. Capital decreased $2,596, or 2.10%, from December 31, 2001, to March 31, 2002. There were a number of factors contributing to the reduction in capital. Normal transactions such as decreases in unrealized portfolio gains, dividends and the purchase of treasury stock all contributed to the decrease in capital. The reduction in the unrealized gains on the investment portfolio was due to decreasing portfolio yields. Cash dividends declared were $.25 per share in the first quarter of 2002, unchanged from dividends declared in the fourth quarter of 2001. We have continued to purchase treasury stock, purchasing 83,400 shares at an average cost of $34.68 per share over the first quarter of 2002.

Results of  Operations

Our core operating income for the three month period ended March 31, 2002, was $4,065. This represented an increase of $661, or 19.42% over comparable net income for the three month period ended March 31, 2001. Core operating income excluding goodwill amortization for the period ending March 31, 2001 was $3,404. Core earnings per share for the first quarter of 2002 were $0.72, an increase of 28.57% from $0.56 for the comparable period a year ago. The increase in core operating income for the three month period ended March 31, 2002, compared to the same period of 2001 resulted from usual and customary deposit gathering and lending operations and increases in noninterest income for sales of other products such as insurance, mutual funds and annuities. The annualized return on average assets on the same basis for the three month periods ending March 31, 2002 and 2001, was 1.19% and 1.09%, respectively. Core operating income is defined as income before the effect of the change in accounting priciple and excluding goodwill amortization.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. We have maintained steady growth in our asset base. Net interest income has improved due in part to a shift from time deposits to other interest bearing deposits. Total deposits have grown 5.11% over March 31, 2001. Time deposits, the highest cost funding source, represented approximately 55% of total average deposits for the three month period ended March 31, 2001, compared to approximately 50% for the same period during 2002.

Net interest income for the three month periods ending March 31, 2002 and 2001 was $12,439 and $11,082, respectively, while earning assets for the same periods averaged $1,162,968 and $1,119,020, respectively. The bank's repricing position was favorable under the falling rate environment under which we have been operating. The Federal Reserve Bank lowered rates eight times during the last twelve months. This, coupled with our repricing strategy, increased net interest margin.

                           Quarter ending Year ending Quarter ending March 31, 2002 December 31, 2001 March 31, 2001
                           --------------   -----------------   --------------
Net interest margin .......     4.59%              4.54%             4.30%

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on our current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The loan loss provision totaled $1,125 for each of the three month periods ending March 31, 2002 and 2001. The tables below present pertinent data and ratios.

                                  Loans and Credit Quality

                                                               Nonperforming      Net Charge-offs
                                              Loans*               Loans        Three Months Ended
                                             March 31             March 31           March 31
                                        ------------------  ------------------  ------------------
                                          2002      2001      2002      2001      2002      2001
                                        --------  --------  --------  --------  --------  --------
Commercial, financial, agricultural ... $147,982  $158,096  $  1,501  $    595  $     73  $    152
Real estate - construction ............   31,269    25,040       150       332        87
Real estate - mortgage ................  536,877   509,829     3,645     6,040       289       123
Consumer ..............................  103,279   120,991       403       754       219       319
                                        --------  --------  --------  --------  --------  --------
                                        $819,407  $813,956  $  5,699  $  7,721  $    668  $    594
                                        ========  ========  ========  ========  ========  ========
*  Net of unearned income.

                                  Allowance for Loan Losses

                                                 2002                       2001
                                              ---------  ------------------------------------------
                                                 1st        4th        3rd        2nd        1st
                                               Quarter    Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------  ---------
Balance at beginning of period .............. $ 11,354   $ 11,166   $ 11,403   $ 11,067   $ 10,536

Loans charged off ...........................      985      1,196      1,534        870        702
Recoveries of loans previously charged off ..      317         69         72         81        108
                                              ---------  ---------  ---------  ---------  ---------
     Net Charge-offs ........................      668      1,127      1,462        789        594
Provision for loan losses ...................    1,125      1,315      1,225      1,125      1,125
                                              ---------  ---------  ---------  ---------  ---------
Balance at end of year ...................... $ 11,811   $ 11,354   $ 11,166   $ 11,403   $ 11,067
                                              =========  =========  =========  =========  =========

Allowance for loan losses to total loans ....     1.44%      1.37%      1.35%      1.39%      1.36%
Reserve coverage ratio ......................   207.25     178.65     218.20     191.62     143.34
Net charge-offs to total loans ..............     0.08       0.14       0.18       0.10       0.07
Nonperforming loans to total loans ..........     0.70       0.77       0.62       0.73       0.95


Noninterest income, excluding gains from the sales of securities, was $6,609 for the three month period ending March 31, 2002, compared to $5,687 for the same period in 2001, or an increase of 16.21%. While we have continued our emphasis on sales of insurance, annuities and mutal funds, the increase in noninterest income between 2002 and 2001 is due primarily to fees generated from ususal and customary loan and deposit services.

Income derived from the mortgage loan business remained strong during the first quarter of 2002, and fees generated from the sale of annuities and mutual funds also improved compared to the first quarter of 2001. Additionally, we purchased Bank Owned Life Insurance (BOLI) on key mangagement personnel in May of 2001. The additional income derived from BOLI of approximately $300 has been used to offset rising benefits costs, primarily health and life insurance.

We implemented an integration plan in 2001 aimed at improving insurance commissions. Contingency income received through our insurance subsidiary significantly increased over last year, due in part to the success we have had in implementing this plan. Contingency income is a bonus received from the insurance underwriters and is based on both commission income and claims experience on our customers during the previous year.

Noninterest expense was $12,298 for the three month period ended March 31, 2002, compared to $10,913 for the same period in 2001, or an increase of 12.69%. Although expenses are up, on the whole, we have improved our efficiency ratio on a GAAP basis. Almost 20% of the increase in noninterest expense was due to higher employee incentive expenses linked to the improvement in net income for the quarter. Increases in health and life insurance charges caused by higher premiums and claims represented approximately 22% of the total increase in noninterest expense, or $300. It was noted above that BOLI was purchased in part to generate revenue to offset the rising cost of benefits, primarily health and life insurance. Excluding the increases in employee incentive and health and life insurance, noninterest expense increased 7.34% over the first quarter of 2001. In addition to recognizing a loss on the disposal of a building during the first quarter of 2002, we also experienced greater computer equipment depreciation and computer processing costs related to technological enhancements. With our commitment to enhanced productivity and customer service, we invested in computer equipment and software which increased our technology cost.


                                   Quarter ending   Quarter ending
                                   March 31, 2002   March 31, 2001
                                   --------------   --------------
Efficiency ratio .................     62.03%           62.58%


Income tax expense was $1,560 for the three month period ended March 31, 2002, (with an effective tax rate of 27.73%) compared to $1,370 (with an effective tax rate of 28.70%) for the same period in 2001. We continue to invest in assets whose earnings are given favorable tax treatment.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that we meet the liquidity requirements deemed necessary by management and regulators.

Another source available for meeting our liquidity needs is available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. In addition, we maintain a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank (FHLB) or the treasury tax and loan note account. Historically, we have not relied upon these sources to meet long-term liquidity needs. Funds obtained from the FHLB are used primarily to match mortgage loan originations in order to minimize interest rate risk, but may be used to provide short-term funding.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 2002, we met all capital adequacy requirements to which we are subject.

As of March 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.

                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
As of March 31, 2002
         Total Capital ....................   $ 122,454   14.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,773   13.1%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,773    8.7%
           (to Adjusted Average Assets)

As of December 31, 2001
         Total Capital ....................   $ 122,162   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,622   13.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,622    9.1%
           (to Adjusted Average Assets)


Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $21.52 and $21.66 at March 31, 2002 and December 31, 2001, respectively.

Our capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.


                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no  significant  changes to our disclosure on  quantitative  and
qualitative   disclosures  about  market  risk  since  December  31,  2001.  For additional information, see our Form 10-K for the year ended December 31, 2001.



Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against us during the quarter ending March 31, 2002.


   Item 6.(b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the first quarter of 2002.

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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  April 26, 2002                 /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer