Form 10-Q
period 2002-06-30
PEOPLES HOLDING CO
filed 2002-08-14
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                         Commission File Number 1-13253

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

            Common stock, $5 Par Value, 5,590,474 shares outstanding
                               as of August 12, 2002

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 June 30, 2002 and December 31, 2001.................  3

            Condensed Consolidated Statements of Income - Three
                 Months and Six Months Ended June 30, 2002 and 2001..  4

            Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2002 and 2001.............  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  8

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 16

PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings....................................... 16

         Item 4.

             Submission of Matters to a Vote of Shareholders......... 16

         Item 6.

             Exhibits and Reports on Form 8-K........................ 17

         Signatures.................................................. 17

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  JUNE 30        DECEMBER 31
                                                   2002             2001
                                               ------------     ------------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $     49,569     $     41,475
   Federal funds sold .......................                          7,000
   Interest-bearing balances with banks .....         3,073           22,937
                                                 ----------       ----------
                Cash and cash equivalents ...        52,642           71,412

   Securities available-for-sale ............       344,752          277,293

   Loans, net of unearned income ............       835,789          827,696
      Allowance for loan losses .............       (11,658)         (11,354)
                                                 ----------       ----------
                Net loans ...................       824,131          816,342

   Premises and equipment, net ..............        28,844           28,346
   Other assets .............................        60,556           61,334
                                                 ----------       ----------
            Total assets ....................  $  1,310,925     $  1,254,727
                                                 ==========       ==========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $    150,512     $    145,690
      Interest-bearing ......................       956,281          917,365
                                                 ----------       ----------
                Total deposits ..............     1,106,793        1,063,055

   Treasury tax and loan note account .......         8,643            6,181
   Advances from the Federal Home Loan Bank .        50,773           41,145
   Other liabilities ........................        17,999           20,764
                                                 ----------       ----------
                Total liabilities ...........     1,184,208        1,131,145

Shareholders' equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued; 5,606,874 and 5,704,680 shares
     outstanding at June 30, 2002 and
     December 31, 2001, respectively ........        31,061           31,061
   Treasury stock, at cost ..................       (16,272)         (12,856)
   Additional paid-in capital ...............        39,856           39,850
   Retained earnings ........................        67,777           63,391
   Accumulated other comprehensive income ...         4,295            2,136
                                                 ----------       ----------
                Total shareholders' equity ..       126,717          123,582
                                                 ----------       ----------
            Total liabilities and
               shareholders' equity .........  $  1,310,925     $  1,254,727
                                                 ==========       ==========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                   SIX MONTHS ENDED JUNE 30        THREE MONTHS ENDED JUNE 30
                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----
                                                         (Unaudited)                       (Unaudited)
Interest income
      Loans ...................................  $  30,664        $  36,146        $  15,347        $  17,966
      Securities:
           Taxable ............................      6,641            6,350            3,588            3,233
           Tax-exempt .........................      1,992            2,013            1,011              998
      Other ...................................        203              586               25              225
                                                 ---------        ---------        ---------        ---------
           Total interest income ..............     39,500           45,095           19,971           22,422
Interest expense
      Deposits ................................     12,627           21,728            6,123           10,508
      Borrowings  .............................      1,183              731              597              360
                                                 ---------        ---------        ---------        ---------
           Total interest expense .............     13,810           22,459            6,720           10,868
                                                 ---------        ---------        ---------        ---------
           Net interest income ................     25,690           22,636           13,251           11,554
Provision for loan losses .....................      2,200            2,250            1,075            1,125
                                                 ---------        ---------        ---------        ---------
           Net interest income after
               provision for loan losses ......     23,490           20,386           12,176           10,429
Noninterest income
      Service charges on deposit accounts .....      6,000            5,608            3,064            2,816
      Fees and commissions ....................      4,275            3,453            2,226            1,665
      Trust revenue ...........................        462              530              231              265
      Securities gains ........................          8               45                8                2
      Other ...................................      2,514            1,940            1,121            1,098
                                                 ---------        ---------        ---------        ---------
           Total noninterest income ...........     13,259           11,576            6,650            5,846
Noninterest expense
      Salaries and employee benefits ..........     14,319           12,423            7,390            6,346
      Data processing .........................      1,881            1,727              959              869
      Net occupancy ...........................      1,584            1,605              777              777
      Equipment ...............................      1,594            1,462              790              733
      Other ...................................      5,446            5,213            2,610            2,650
                                                 ---------        ---------        ---------        ---------
           Total noninterest expense ..........     24,824           22,430           12,526           11,375
                                                 ---------        ---------        ---------        ---------
Income before taxes and cumulative effect
    of accounting change ......................     11,925            9,532            6,300            4,900
Income taxes ..................................      3,371            2,643            1,811            1,313
                                                 ---------        ---------        ---------        ---------
           Income before cumulative
               effect of accounting change ....      8,554            6,889            4,489            3,587
Cumulative effect of accounting change ........     (1,300)
                                                 ---------        ---------        ---------        ---------
           Net income .........................  $   7,254        $   6,889        $   4,489        $   3,587
                                                 =========        =========        =========        =========
Basic and diluted earnings per share:
     Income before cumulative effect of
         accounting change ....................  $    1.52        $    1.15        $    0.80        $    0.60
     Cumulative effect of accounting change ...      (0.23)
                                                 ---------        ---------        ---------        ---------
     Net income ...............................  $    1.29        $    1.15        $    0.80        $    0.60
                                                 =========        =========        =========        =========

Weighted average shares outstanding  ..........  5,635,854        5,992,167        5,614,265        5,935,987
Weighted average shares outstanding - diluted .  5,641,245        5,992,167        5,622,047        5,935,987

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                    SIX MONTHS ENDED JUNE 30
                                                      2002             2001
                                                      ----             ----
                                                           (Unaudited)
Operating activities
          Net cash provided (used) by
                operating activities ..........  $     10,003    $     (8,567)

Investing activities
      Purchases of securities
           available-for-sale .................      (124,737)        (50,854)
      Proceeds from sales of securities
           available-for-sale .................        24,022           7,004
      Proceeds from calls/maturities of
           securities available-for-sale ......        36,255          42,974
      Net increase in loans ...................       (11,922)         (7,171)
      Proceeds from sales of premises
           and equipment ......................           124              16
      Purchases of premises and equipment .....        (2,059)           (934)
                                                   ----------      ----------
          Net cash used in investing
                activities ....................       (78,317)         (8,965)

Financing activities
      Net increase in
          noninterest-bearing deposits ........         4,822          16,982
      Net increase in
          interest-bearing deposits ...........        38,916           4,268
      Net increase in
          short-term borrowings ...............         2,462           5,323
      Proceeds from other borrowings ..........        16,248           1,000
      Repayments of other borrowings ..........        (6,620)           (976)
      Acquisition of treasury stock ...........        (3,416)         (5,879)
      Cash dividends paid .....................        (2,868)         (2,782)
                                                   ----------      ----------
          Net cash provided by financing
                activities ...................         49,544          17,936
                                                   ----------      ----------
            (Decrease) increase in cash
                and cash equivalents .........        (18,770)            404

      Cash and cash equivalents at
           beginning of period ...............         71,412          56,817
                                                   ----------      ----------
      Cash and cash equivalents at
           end of period .....................   $     52,642    $     57,221
                                                 ============    ============
Supplemental disclosures:
  Non-cash transactions:
     Transfer of loans to other real estate ..   $      1,933    $      1,167
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2002
                        (in thousands, except share data)

Note 1  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                                         As of June 30, 2002
                                   --------------------------------
                                   Gross Carrying     Accumulated
                                       Amount         Amortization
                                   --------------    --------------
Amortized intangible assets:
  Core deposit intangible assets ..  $     507         $    (342)
  Other intangible assets .........      3,282            (1,886)
                                     ----------        ----------
  Total ...........................  $   3,789         $  (2,228)
                                     ==========        ==========

Unamortized goodwill                 $   7,190         $  (2,142)
                                     ==========        ==========

Aggregate amortization expense:
  For the period ended June 30, 2002 .......  $     247

Estimated amortization expense in future years:
  For the year ended December 31, 2002 .....  $     493
  For the year ended December 31, 2003 .....        493
  For the year ended December 31, 2004 .....        423
  For the year ended December 31, 2005 .....        399
  For the year ended December 31, 2006 .....          0

The changes in the carrying amount of intangible assets for the six months ended June 30, 2002, are as follows:
                                                                Other
                                                Goodwill     Intangibles
                                              -----------    -----------
Balance as of January 1, 2002 ..............  $   6,348      $   1,808
  Impairment losses ........................     (1,300)
  Amortization expense .....................                      (247)
                                              -----------    -----------
Balance as of June 30, 2002 ................  $   5,048      $   1,561
                                              ===========    ===========

The table below presents net income for the prior periods as reported as well as adjusted for the exclusion of goodwill amortization and the cumulative effect of the transitional impairment.

                                        Six Months    Three Months                          Six Months    Three Months
                                          Ended          Ended           Year Ended           Ended           Ended
                                      June 30, 2002   June 30, 2002   December 31, 2001   June 30, 2001   June 30, 2001
                                      -------------   -------------   -----------------   -------------   -------------
Reported net income .................  $   7,254       $   4,489         $   14,587        $   6,889       $   3,587
Goodwill amortization, net of tax ...                                           407              204             102
Transitional impairment .............      1,300
                                       ----------      ----------        -----------       ----------      ----------
Adjusted net income .................  $   8,554       $   4,489         $   14,994        $   7,093       $   3,689
                                       ==========      ==========        ===========       ==========      ==========

Basic and diluted earnings per share:
Reported net income .................  $    1.29       $    0.80         $     2.48        $    1.15       $    0.60
Goodwill amortization, net of tax ...                                          0.07             0.03            0.02
Transitional impairment .............       0.23
                                       ----------      ----------        -----------       ----------      ----------
Adjusted net income .................  $    1.52       $    0.80         $     2.55        $    1.18       $    0.62
                                       ==========      ==========        ===========       ==========      ==========

Note 3  Comprehensive Income

For the six month periods ended June 30, 2002 and 2001, total comprehensive income was $9,413 and $9,688, respectively. For the quarters ended June 30, 2002 and 2001, total comprehensive income amount to $7,701 and $3,865, respectively Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

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

Financial Condition

Total assets of The Peoples Holding Company increased from $1,254,727 on December 31, 2001, to $1,310,925 on June 30, 2002, or 4.48% for the six month period. Most of the growth in assets occurred in the investment portfolio, which increased from $277,293 on December 31, 2001, to $344,752 on June 30, 2002.
Federal funds sold and interest bearing bank balances decreased $26,864 from the beginning of the year as funds were shifted to the investment portfolio. For the second quarter of 2002, security purchases, which included both mortgage-backed securities and municipal securities, were $26,608, down from $98,129 in the first quarter. The majority (74%) of the purchases continue to be in the mortgage-back sector because of the cash flow provided by the principal and interest payback each month. This cash flow provides a higher reinvestment opportunity that will be advantageous as rates begin to rise.

Last year, we changed our investment policy, eliminating the minimum requirement of 18% of the portfolio being invested in Treasury securities. We have steadily replaced investments in Treasury securities since that time with investments in other sectors in order to enhance yield. Treasury security balances have decreased approximately $9,000 since December 31, 2001, and approximately $28,200 since June 30, 2001.

Loan balances have increased $8,093, from $827,696 at December 31, 2001, to $835,789 at June 30, 2002. Loan demand began to improve at the end of the first quarter. A strategic decision to curtail our sales finance division in July, 2000 continues to impact loan volume. At the time of the curtailment, the balance was approximately $32 million and has since decreased to approximately $10 million. The purpose of the decision was twofold - to reduce risk and to enhance yield. The sales finance balance decreased approximately $5,000 from December 31, 2001.

The majority of our loan growth in the second quarter was in real estate loans. Our loan portfolio continues to be heavily weighted in real estate loans, with approximately 69% of the portfolio in that type. We have experienced declines in retail installment loans and in commercial, financial and agricultural loans. In addition, mortgage loans held for resale are down approximately $7,200 due to a decline in origination volume toward the end of the first quarter. The fact that mortgage interest rates were higher the entire second quarter of 2002 was a significant factor in the volume decline. The average loan to deposit ratios were 74.76% and 76.68% at June 30, 2002, and December 31, 2001, respectively.

While we are committed to increasing loan volume and recognize that doing so is imperative in order to become a top-performing bank, we are not willing to compromise credit quality in that endeavor. We recognize that the sluggish economy is impacting our ability to expand loan volume at present, however, we are taking action to improve loan volume now. During the second quarter a seasoned commercial lender was assigned to franchise managers to assist in attracting and pricing high dollar commercial business. This has added approximately $6,000 in new loans for various franchises during the second quarter. A second regional commercial lender was added at the end of June.

Total deposits for the first six months of 2002 increased from $1,063,055 on December 31, 2001, to $1,106,793 on June 30, 2002, or an increase of 4.11%. The majority of our growth has been in interest bearing demand accounts (57%). The Bank has also experienced accelerated growth in time deposits (34%), primarily from public funds, during the second quarter. The Bank is benefitting from a lower percentage of time deposits to total deposits (on average) this year. The ratios were 51.18% and 54.48% for June 30, 2002 and December 31, 2001, respectively. In addition, 11% of the increase in deposits from year end is attributable to noninterest bearing demand deposit accounts. Our average noninterest bearing demand deposit accounts as a percent of total average deposits have increased from 13.53% at December 31, 2001 to 13.87% at June 30, 2002.

Other borrowed funds have increased $12,090 from year end. Approximately $9,628 of the increase was due to additional funds borrowed from the Federal Home Loan Bank (FHLB). We minimize rate risk by funding loans with FHLB borrowings having similar terms, locking in fixed rates based on a spread over the FHLB note rates.

The equity capital to total assets ratios were 9.67% and 9.85% at June 30, 2002, and December 31, 2001, respectively. Capital increased $3,135, or 2.54%, from December 31, 2001, to June 30, 2002. There were a number of factors contributing to the increase in capital. Normal transactions such as net income and unrealized portfolio gains contributed to the increase in capital, offset by dividends and the purchase of treasury stock. The increase in the unrealized gains on the investment portfolio was due primarily to market conditions. Cash dividends declared were $.25 per share in the first quarter and $.26 per share in the second quarter of 2002. We continued to purchase treasury stock, purchasing 97,806 shares at an average cost of $34.87 per share over the six month period ending June 30, 2002.

Results of  Operations

Our core operating income for the six month period ended June 30, 2002, was $8,554. This represented an increase of $1,461, or 20.60% over comparable net income for the six month period ended June 30, 2001. Core operating income excluding goodwill amortization for the six month period ending June 30, 2001 was $7,093. For the three month periods ended June 30, 2002 and 2001, core net income was $4,489 and $3,689, respectively. Core earnings per share for the six month period ended June 30, 2002 were $1.52, an increase of 28.81% from $1.18 for the comparable period a year ago. The increase in core operating income for the three and six month periods ended June 30, 2002, compared to the same period of 2001 resulted from usual and customary deposit gathering and lending operations and increases in noninterest income for sales of other products such as insurance, mutual funds and annuities. The annualized core return on average assets on the same basis for the three month periods ending June 30, 2002 and 2001, was 1.37% and 1.16%, respectively and for the six month periods ending June 30, 2002 and 2001 was 1.29% and 1.14%, respectively. Core operating income is defined as income before the effect of the change in accounting principle and excluding goodwill amortization.

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. We have maintained steady growth in our asset base. Net interest income has improved due in part to a shift from time deposits to other interest bearing deposits. Total deposits have grown 3.65% over June 30, 2001. Time deposits, the highest cost funding source, represented approximately 55% of total average deposits for the six month period ended June 30, 2001, compared to approximately 51% for the same period during 2002.

Net interest income for the six month periods ending June 30, 2002 and 2001 was $25,690 and $22,636, respectively, while earning assets for the same periods averaged $1,172,963 and $1,119,622, respectively. The bank's repricing position was favorable under the falling rate environment in which we have been operating. The Federal Reserve Bank lowered rates five times during the last twelve months. This, combined with our repricing strategy and mix change in both assets and liabilities, increased net interest margin.

                           Quarter ending Year ending Quarter ending June 30, 2002 December 31, 2001 June 30, 2001
                           --------------   -----------------   --------------
Net interest margin .......     4.75%              4.54%             4.43%



The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on our current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The loan loss provision totaled $2,200 and $2,250, respectively for each of the six month periods ending June 30, 2002 and 2001. The tables below present pertinent data and ratios.

                                  Loans and Credit Quality

                                                               Nonperforming      Net Charge-offs
                                              Loans*               Loans        Six Months Ended
                                             June 30             June 30           June 30
                                        ------------------  ------------------  ------------------
                                          2002      2001      2002      2001      2002      2001
                                        --------  --------  --------  --------  --------  --------
Commercial, financial, agricultural ... $152,321  $159,469  $    563  $    601  $    463  $    367
Real estate - construction ............   31,889    27,542       159       117        88        18
Real estate - mortgage ................  552,541   517,173     2,736     4,518       926       304
Consumer ..............................   99,038   116,291       213       715       419       694
                                        --------  --------  --------  --------  --------  --------
                                        $835,789  $820,475  $  3,671  $  5,951  $  1,896  $  1,383
                                        ========  ========  ========  ========  ========  ========
*  Net of unearned income.

                                  Allowance for Loan Losses

                                                      2002                            2001
                                             --------------------  ------------------------------------------
                                                2nd        1st        4th        3rd        2nd        1st
                                              Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                             ---------  ---------  ---------  ---------  ---------  ---------
Balance at beginning of period ............. $ 11,811   $ 11,354   $ 11,166   $ 11,403   $ 11,067   $ 10,536

Loans charged off ..........................    1,310        985      1,196      1,534        870        702
Recoveries of loans previously charged off .       82        317         69         72         81        108
                                             ---------  ---------  ---------  ---------  ---------  ---------
     Net Charge-offs .......................    1,228        668      1,127      1,462        789        594
Provision for loan losses ..................    1,075      1,125      1,315      1,225      1,125      1,125
                                             ---------  ---------  ---------  ---------  ---------  ---------
Balance at end of year ..................... $ 11,658   $ 11,811   $ 11,354   $ 11,166   $ 11,403   $ 11,067
                                             =========  =========  =========  =========  =========  =========

Allowance for loan losses to total loans ...     1.39%      1.44%      1.37%      1.35%      1.39%      1.36%
Reserve coverage ratio .....................   317.57     207.25     178.65     218.20     191.62     143.34
Net charge-offs to total loans .............     0.15       0.08       0.14       0.18       0.10       0.07
Nonperforming loans to total loans .........     0.44       0.70       0.77       0.62       0.73       0.95


Noninterest income, excluding gains from the sales of securities, was $13,251 for the six month period ending June 30, 2002, compared to $11,531 for the same period in 2001, or an increase of 14.92%. Approximately 58% of the increase in noninterest income was attributable to usual and customary loan and deposit services. Income derived from the mortgage loan business continued to be strong for the first six months of 2002. Another significant portion of the increase was due to the income booked as the result of Bank Owned Life Insurance (BOLI) purchased on key management personnel in May, 2001. The additional income derived from BOLI of approximately $512 has been used to offset rising benefits cost, primarily health and life insurance.

We continued to place emphasis on sales of insurance and alternative financial instruments. We implemented an integration in 2001 aimed at improving our cross-selling between the bank and the insurance company. As a result, our insurance commission income increased $193 over that reported in 2001, making up 11% of the total increase in noninterest income. A secondary, yet significant, benefit resulting from the implementation of the insurance integration plan was an improvement in contingency income of $91. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our customers during the previous year.

For the three month  periods ended June 30, 2002 and 2001,  noninterest  income, excluding gains from the sales of securities, was $6,641 and $5,844, respectively. Approximately 67% of this increase was due to customary loan and deposit services. While income derived from the mortgage loan business remained relatively strong during the second quarter of 2002, we did experience a decline in mortgage business from the recent quarters. Mortgage interest rates increased during the second quarter this year, reducing refinancing activity. Higher rates, coupled with current general economic conditions, did little to stimulate new home loan activity. The increase in income derived from the purchase of BOLI is approximately $210, making up 26% of the increase over the second quarter of 2001.

The emphasis placed on the integration of insurance products has significantly enhanced noninterest income. Substantially all of the increase in insurance commissions occurred in the second quarter. Offsetting the commission increase somewhat is a decrease in contingency income for the quarter of $47. While contingency income has increased, we received most of our income during the first quarter this year, compared to an even division between the first and second quarters last year. In addition, income generated from alternative financial products (annuities and mutual funds) was down this quarter, largely attributable to the economy and uncertainties in the market. As discussed above, emphasis is being placed on sales of alternative financial products. During the second quarter, staffing changes were made in our Wealth Management division, which encompasses both trust services and alternative financial products. A new business plan is being implemented, directed toward increasing the number of services per client for our existing client base as well as increasing our affluent client base.

Noninterest expense was $24,824 for the six month period ended June 30, 2002, compared to $22,430 for the same period in 2001, an increase of $2,394, or 10.67%. Core noninterest expense was $24,824 for the six month period ending June 30, 2002 compared to $22,148 for the same period in 2001, an increase of $2,676, or 12.08%. One significant factor for the increase was health and life insurance cost which was approximately 25%, or $674, of the change in core noninterest expense. This increase was due to the rising cost of health care as well as higher claims experienced this year. As noted above, BOLI was purchased to generate revenue to offset the rising cost of benefits and has offset approximately $512 in cost.

Our Company has a performance based reward (PBR) plan which allows for an incentive payment to employees based on improvement in net income over an established baseline. This cost is linked to performance and increases as performance improves. The increase for incentive cost was $585, or 22% of the total increase in core noninterest expenses. Since a significant amount of the improvement in earnings for 2001 occurred in the last half of the year, we recorded 73% of the total incentive cost during the third and fourth quarters.

Other factors contributing to the increase in expense include depreciation, maintenance contract and computer processing costs associated with technological enhancements made during the last year. We installed a teller platform system in 2001, and upgraded our deposit platform system and portions of our loan system, particularly the credit scoring module, this year. In addition, we upgraded data storage to a robotic DVD device which provides near on-line access to data (check images) and purchased software to enhance read rates in item processing. During the fourth quarter of 2002, we will be implementing a new loan platform system. These upgrades have enhanced productivity, reduced losses for the bank, and provided better service for our clients. We have noted improvement in both cash short and fraud/forgery losses as a result of the teller platform and deposit platform systems. All these enhancements improve our position for business continuity should we be faced with disaster. Finally, in recognition of the sophistication of hackers and the damage that can be done by such individuals, information security has been enhanced through software, hardware, and retention of services by experts in that field. It has been, and will continue to be, our practice to seek technological improvements, evaluate the benefit to our company and clients, and to progress with implementation of such if a cost/benefit analysis justifies it. This practice is directly influenced by our vision to be the financial services advisor and provider of choice in the communities we serve.

Although expenses increased, we have improved our efficiency ratio on a GAAP basis. The increase in core noninterest expense, excluding increases in PBR plan cost and health and life insurance cost was 6.40%


                                  Six Months Ended  Six Months Ended
                                   June 30, 2002     June 30, 2001
                                   --------------   --------------
Efficiency ratio .................     61.28%           62.44%

For the three month periods ending June 30, 2002 and 2001, noninterest expense was $12,526 and $11,375, respectively, an increase of $1,151, or 10.12%. For the three month periods ending June 30, 2002 and 2001, core noninterest expense was $12,526 and $11,234, respectively, an increase of $1,292, or 11.50%. Health and life insurance expense was $373 greater than second quarter last year and the cost of the PBR plan was $302 greater. Salary cost was $177, or 3.96%, higher than last year. During 2002, employee evaluation reviews were changed from each employee's anniversary date to March. All employees are now reviewed in March and merit/cost of living raises are given in April. Insurance commission expense is $104 more than last year. This cost is directly linked to the increase in insurance commission income which was discussed in noninterest income. The increase in health and life insurance expense and PBR plan cost comprised 59% of the increase in core noninterest expense.

Computer depreciation, maintenance contracts and computer processing cost increased $170, or approximately 15% of the increase in core noninterest expense, due to the previously discussed technological enhancements. Offsetting the higher cost associated with the enhancements are decreases in fraud/forgery losses and supplies cost of approximately $103.

Although expenses increased, we have significantly improved our efficiency ratio on a GAAP basis. The increase in core noninterest expense, excluding increases in PBR plan cost and health and life insurance cost was 5.49%.

                                   Quarter ending   Quarter ending
                                   June 30, 2002     June 30, 2001
                                   --------------   --------------
Efficiency ratio .................     60.54%           62.30%


Income tax expense was $3,371 for the six month period ended June 30, 2002, (with an effective tax rate of 28.27%) compared to $2,643 (with an effective tax rate of 27.73%) for the same period in 2001. The increase in the effective tax rate this year was due in part to less tax-free interest income.

Income tax expense was $1,811 and $1,313 for the three month periods ending June 30, 2002 and 2001 respectively. The effective tax rate for the second quarters of 2002 and 2001 were 28.75% and 26.80%, respectively.


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

Another source available for meeting our liquidity needs is available-for-sale securities. The available-for-sale portfolio is composed of securities with a readily available market that can be used to convert to cash if the need arises. Other sources available for meeting liquidity needs include federal funds sold and interest bearing balances with the FHLB. In addition, we may obtain advances from the FHLB or the Federal Reserve Bank. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of June 30, 2002, we met all capital adequacy requirements to which we are subject.

As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.

                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
As of June 30, 2002
         Total Capital ....................   $ 125,604   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 114,795   13.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 114,795    8.8%
           (to Adjusted Average Assets)

As of December 31, 2001
         Total Capital ....................   $ 122,162   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,622   13.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,622    9.1%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we continue to exceed the requirements for a well capitalized bank.

Book value per share was $22.60 and $21.66 at June 30, 2002 and December 31, 2001, respectively.

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



Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings

               There have been no material proceedings against us during the quarter ending June 30, 2002.

   Item 4.     Submission of Matters to a Vote of Shareholders

               The annual meeting of the shareholders of the The Peoples Holding Company was held on April 16, 2002, for the purpose of electing six members to the board of directors for a three year term, one member for a two year term and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                Election of Directors           For     Withheld    Not Voting
                ---------------------        ---------  --------    ----------
                 THREE-YEAR TERM
                William M. Beasley           5,311,163    25,356      875,765
                Marshall H. Dickerson        5,314,158    22,361      875,765
                Eugene B. Gifford, Jr.       5,313,056    23,463      875,765
                Richard L. Heyer, Jr.        5,314,158    22,361      875,765
                J. Niles McNeel              5,313,758    22,761      875,765
                H. Joe Trulove               5,313,456    23,063      875,765

                 TWO-YEAR TERM
                Theodore S. Moll             5,313,456    23,063      875,765


                                                For      Against      Abstain
                                             ---------  ---------   ----------
                Ratify appointment of        5,333,846     1,761      876,677
                Ernst & Young LLP as
                independent auditors
                for 2002

   Item 6.(a)  Exhibits

               99.1 Statement of the Chief Executive Officer and the Chief Financial Officer

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the second quarter of 2002; however, a Form 8-K (Second Quarter Earning Release) was filed July 18, 2002.




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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  August 14, 2002                 /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer