Form 10-Q
period 2002-09-30
PEOPLES HOLDING CO
filed 2002-11-14
CIK 715072

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                  (Mark One)
                  (X) Quarterly Report Pursuant to Section 13 or 15(d)
                      of THE SECURITIES EXCHANGE ACT of 1934
                       For the quarterly period ended September 30, 2002

                    or

                  ( ) Transition Report Pursuant to Section 13 or 15(d)
                      of THE SECURITIES EXCHANGE ACT OF 1934
                      For the transaction period from      to

                         Commission File Number 1-13253

                           THE PEOPLES HOLDING COMPANY
             -------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                                   MISSISSIPPI
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   64-0676974
                    ---------------------------------------
                    (I.R.S. Employer Identification Number)

         209 Troy Street, P. O. Box 709, Tupelo, Mississippi 38802-0709
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

         Registrant's telephone number including area code 662-680-1001

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES__X__NO_____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date.

            Common stock, $5 Par Value, 5,574,733 shares outstanding
                             as of November 14, 2002

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 September 30, 2002 and December 31, 2001.............  3

            Condensed Consolidated Statements of Income - Three Months
                 and Nine Months Ended September 30, 2002 and 2001....  4

            Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2002 and 2001........  5

            Notes to Condensed Consolidated Financial Statements......  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................  8

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk.................................... 16

         Item 4.

            Controls and Procedures .................................. 16


PART II. OTHER INFORMATION

         Item 1.

             Legal Proceedings........................................ 17


         Item 6.

             Exhibits and Reports on Form 8-K......................... 17

         Signatures................................................... 18


         Certification of Chief Executive Officer .................... 19

         Certification of Chief Financial Officer .................... 20

                         PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                               SEPTEMBER 30      DECEMBER 31
                                                   2002             2001
                                               ------------     ------------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $     49,570     $     41,475
   Federal funds sold .......................                          7,000
   Interest-bearing balances with banks .....           392           22,937
                                                 ----------       ----------
                Cash and cash equivalents ...        49,962           71,412

   Securities available-for-sale ............       326,344          277,293

   Loans, net of unearned income ............       855,415          827,696
      Allowance for loan losses .............       (12,299)         (11,354)
                                                 ----------       ----------
                Net loans ...................       843,116          816,342

  Premises and equipment, net ..............        29,124           28,346
   Other assets .............................        58,094           61,334
                                                 ----------       ----------
            Total assets ....................  $  1,306,640     $  1,254,727
                                                 ==========       ==========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $    164,848     $    145,690
      Interest-bearing ......................       925,548          917,365
                                                 ----------       ----------
                Total deposits ..............     1,090,396        1,063,055

   Treasury tax and loan note account .......         9,459            6,181
   Advances from the Federal Home Loan Bank .        58,136           41,145
   Other liabilities ........................        18,090           20,764
                                                 ----------       ----------
                Total liabilities ...........     1,176,081        1,131,145
Shareholders' equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued; 5,575,433 and 5,704,680 shares
     outstanding at September 30, 2002 and
     December 31, 2001, respectively ........        31,061           31,061
   Treasury stock, at cost ..................       (17,529)         (12,856)
   Additional paid-in capital ...............        39,864           39,850
   Retained earnings ........................        70,869           63,391
   Accumulated other comprehensive income ...         6,294            2,136
                                                 ----------       ----------
                Total shareholders' equity ..       130,559          123,582
                                                 ----------       ----------
            Total liabilities and
               shareholders' equity .........  $  1,306,640     $  1,254,727
                                                 ==========       ==========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                                NINE MONTHS ENDED SEPTEMBER 30   THREE MONTHS ENDED SEPTEMBER 30
                                                    2002             2001             2002             2001
                                                        (Unaudited)                       (Unaudited)
Interest income
      Loans ...................................  $  46,027        $  53,919        $  15,363        $  17,773
      Securities:
           Taxable ............................      9,892            9,380            3,251            3,030
           Tax-exempt .........................      3,011            3,004            1,019              991
      Other ...................................        277              669               74               83
                                                 ---------        ---------        ---------        ---------
           Total interest income ..............     59,207           66,972           19,707           21,877
Interest expense
      Deposits ................................     18,567           31,276            5,940            9,548
      Borrowings  .............................      1,797            1,090              614              359
                                                 ---------        ---------        ---------        ---------
           Total interest expense .............     20,364           32,366            6,554            9,907
                                                 ---------        ---------        ---------        ---------
           Net interest income ................     38,843           34,606           13,153           11,970
Provision for loan losses .....................      3,325            3,475            1,125            1,225
                                                 ---------        ---------        ---------        ---------
           Net interest income after
               provision for loan losses ......     35,518           31,131           12,028           10,745
Noninterest income
      Service charges on deposit accounts .....      9,220            8,569            3,220            2,961
      Fees and commissions ....................      6,731            5,406            2,456            1,905
      Trust revenue ...........................        680              660              218              130
      Securities gains ........................         30               87               22               42
      Other ...................................      3,583            3,026            1,069            1,134
                                                 ---------        ---------        ---------        ---------
           Total noninterest income ...........     20,244           17,748            6,985            6,172
Noninterest expense
      Salaries and employee benefits ..........     21,609           19,285            7,290            6,862
      Data processing .........................      2,838            2,629              957              902
      Net occupancy ...........................      2,368            2,402              784              797
      Equipment ...............................      2,386            2,195              792              733
      Other ...................................      8,265            7,792            2,819            2,579
                                                 ---------        ---------        ---------        ---------
           Total noninterest expense ..........     37,466           34,303           12,642           11,873
                                                 ---------        ---------        ---------        ---------
Income before taxes and cumulative effect
    of accounting change ......................     18,296           14,576            6,371            5,044
Income taxes ..................................      5,198            3,845            1,827            1,202
                                                  ---------        ---------        ---------        ---------
      Income before cumulative
               effect of accounting change ....     13,098           10,731            4,544            3,842
Cumulative effect of accounting change ........     (1,300)
                                                 ---------        ---------        ---------        ---------
           Net income .........................  $  11,798        $  10,731        $   4,544        $   3,842
                                                 =========        =========        =========        =========
Basic and diluted earnings per share:
     Income before cumulative effect of
         accounting change ....................  $    2.33        $    1.81        $    0.81        $    0.66
     Cumulative effect of accounting change ...      (0.23)
                                                 ---------        ---------        ---------        ---------
     Net income ...............................  $    2.10        $    1.81        $    0.81        $    0.66
                                                 =========        =========        =========        =========

Weighted average shares outstanding  ..........  5,620,891        5,925,326        5,591,462        5,793,822
Weighted average shares outstanding - diluted .  5,625,348        5,925,326        5,597,362        5,793,822
 See Notes to Condensed Consolidated Financial Statements


                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                      2002             2001
                                                      ----             ----
                                                           (Unaudited)
Operating activities
          Net cash provided (used) by
                operating activities ..........  $     18,999    $     (1,572)

Investing activities
      Purchases of securities
           available-for-sale .................      (160,133)        (71,398)
      Proceeds from sales of securities
           available-for-sale .................        43,770          13,208
      Proceeds from calls/maturities of
           securities available-for-sale ......        73,369          58,214
      Net increase in loans ...................       (33,178)        (16,136)
      Proceeds from sales of premises
           and equipment ......................           324              33
      Purchases of premises and equipment .....        (3,217)         (1,023)
                                                   ----------      ----------
          Net cash used in investing
                activities ....................       (79,065)        (17,102)

Financing activities
      Net increase in
          noninterest-bearing deposits ........        19,158          28,969
      Net increase in
          interest-bearing deposits ...........         8,183          12,025
      Net increase in
          short-term borrowings ...............         3,278           2,128
      Proceeds from other borrowings ..........        24,248           6,000
      Repayments of other borrowings ..........        (7,257)         (1,522)
      Acquisition of treasury stock ...........        (4,673)         (7,471)
      Cash dividends paid .....................        (4,321)         (4,193)
                                                   ----------      ----------
          Net cash provided by financing
                activities ...................         38,616          35,936
                                                   ----------      ----------
            (Decrease) increase in cash
                and cash equivalents .........        (21,450)         17,262

      Cash and cash equivalents at
           beginning of period ...............         71,412          56,817
                                                   ----------      ----------
      Cash and cash equivalents at
           end of period .....................   $     49,962    $     74,079
                                                 ============    ============
Supplemental disclosures:
  Non-cash transactions:
     Transfer of loans to other real estate ..   $      3,079    $      2,104
     Transfer of premises and equipment to
        other assets .........................                            181
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
                        (in thousands, except share data)

Note 1  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's annual report on Form 10-K for the year ended December 31, 2001. For purposes of this quarterly report on Form 10-Q, the term "Company" refers to The Peoples Holding Company and the term "Bank" refers to The Peoples Bank and Trust Company.

Note 2  Other Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement No. No. 147, "Acquisitions of Certain Financial Institutions." The statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, and is effective for any such activities initiated after October 1, 2002. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

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

                                       As of September 30, 2002
                                   --------------------------------
                                   Gross Carrying     Accumulated
                                       Amount         Amortization
                                   --------------    --------------
Amortized intangible assets:
  Core deposit intangible assets ..  $     507         $    (365)
  Other intangible assets .........      3,282            (1,986)
                                     ----------        ----------
  Total ...........................  $   3,789         $  (2,351)
                                     ==========        ==========

Unamortized goodwill                 $   7,190         $  (2,142)
                                     ==========        ==========

Aggregate amortization expense:
  For the period ended September 30, 2002 ..  $     370

Estimated amortization expense in future years:
  For the year ended December 31, 2002 .....  $     493
  For the year ended December 31, 2003 .....        493
  For the year ended December 31, 2004 .....        423
  For the year ended December 31, 2005 .....        399
  For the year ended December 31, 2006 .....          0

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2002, are as follows:
                                                                Other
                                                Goodwill     Intangibles
                                              -----------    -----------
Balance as of January 1, 2002 ..............  $   6,348      $   1,808
  Impairment losses ........................     (1,300)
  Amortization expense .....................                      (370)
                                              -----------    -----------
Balance as of September 30, 2002 ...........  $   5,048      $   1,438
                                              ===========    ===========

The table below presents net income for the prior periods as reported as well as adjusted for the exclusion of goodwill amortization and the cumulative effect of the transitional impairment.

                                       Nine Months    Three Months                    Nine Months    Three Months
                                          Ended           Ended        Year Ended        Ended           Ended
                                      September 30,   September 30,   December 31,   September 30,   September 30,
                                          2002            2002            2001           2001            2001
                                      -------------   -------------   ------------   -------------   -------------
Reported net income .................  $  11,798       $   4,544       $   14,587     $  10,731       $   3,842
Goodwill amortization, net of tax ...                                         407           306             102
Transitional impairment .............      1,300
                                       ----------      ----------      -----------    ----------      ----------
Core net income .....................  $  13,098       $   4,544       $   14,994     $  11,037       $   3,944
                                       ==========      ==========      ===========    ==========      ==========

Basic and diluted earnings per share:
Reported net income .................  $    2.10       $    0.81       $     2.48     $    1.81       $    0.66
Goodwill amortization, net of tax ...                                        0.07          0.05            0.02
Transitional impairment .............       0.23
                                       ----------      ----------      -----------    ----------      ----------
Core net income .....................  $    2.33       $    0.81       $     2.55     $    1.86       $    0.68
                                       ==========      ==========      ===========    ==========      ==========

Note 3  Comprehensive Income

For the nine month periods ended September 30, 2002 and 2001, total comprehensive income was $15,956 and $15,301, respectively. For the quarters ended September 30, 2002 and 2001, total comprehensive income amounted to $6,543 and $5,613, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share data)

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

Financial Condition

Total assets of The Peoples Holding Company increased from $1,254,727 on December 31, 2001, to $1,306,640 on September 30, 2002, or 4.14% for the nine month period. As a result of weak loan demand and continued payoffs in our sales finance portfolio, most of the growth in assets occurred in the investment portfolio, which increased from $277,293 on December 31, 2001, to $326,344 on September 30, 2002. Federal funds sold and interest bearing bank balances decreased $29,545 from the beginning of the year as funds were shifted to the investment portfolio. We invested $35,417 in various securities this quarter. Purchases included mortgage-backed securities, U.S. government agency securities, and municipal securities. The majority (57%) of the purchases during the third quarter continued to be in the mortgage-backed sector because of the cash flow provided by the principal and interest payback each month. This cash flow provides a higher reinvestment opportunity that will be advantageous when rates begin to rise.

Last year, we changed our investment policy, eliminating the minimum requirement of 18% of the portfolio being invested in Treasury securities. We have steadily replaced investments in Treasury securities since that time with investments in other sectors in order to enhance yield. All Treasury securities had matured at September 30, 2002. This represented a decrease of approximately $15,000 since December 31, 2001, and approximately $23,000 since September 30, 2001.

Loan balances have increased $27,719, from $827,696 at December 31, 2001, to $855,415 at September 30, 2002. Loans increased $19,626 during the third quarter. Most of this growth began in late August and continued during September. We made a strategic decision to curtail our sales finance division in July 2000. At the time of the curtailment, this portfolio was approximately $32 million and has since decreased to approximately $8.5 million. The purpose of the decision was twofold - to reduce risk and to enhance yield. The sales finance portfolio decreased approximately $6,500 since December 31, 2001.

The majority of our loan growth in the third quarter was in real estate loans, particularly in commercial and residential loans. Approximately 71% of the portfolio is comprised of loans secured by real estate. We have experienced declines in retail consumer loans and in commercial, financial and agricultural loans. With 0% financing being offered by automobile makers, we have experienced a decline in our new automobile financing. Used automobile financing is also down primarily because of the implementation of tighter credit standards.

The average loan to deposit ratios were 75.21% and 76.68% at September 30, 2002, and December 31, 2001, respectively. The actual loan to deposit ratios were 78.45% and 77.86% at September 30, 2002, and December 31, 2001, respectively.

We are committed to increasing loan volume and recognize that doing so is imperative for maintaining net interest margin. We have also recognized that the sluggish economy has impacted our ability to expand loan volume; however, we have taken action to improve loan volume by adding several seasoned commercial lenders to assist in attracting and pricing commercial business.

Total deposits for the first nine months of 2002 increased from $1,063,055 on December 31, 2001, to $1,090,396 on September 30, 2002, or an increase of 2.57%. The majority of our growth has been in noninterest bearing demand accounts and public fund interest bearing demand deposits. Our average noninterest bearing demand deposit accounts as a percent of total average deposits have increased from 13.53% at December 31, 2001 to 13.84% at September 30, 2002. With the growth in transaction and money market accounts, the Bank is benefitting from a lower percentage of time deposits to total deposits (on average) this year. Those ratios were 51.21% and 54.48% for September 30, 2002 and December 31, 2001, respectively.

Other borrowed funds have increased $20,269 from year end. Of the increase, $16,991 was due to additional funds borrowed from the Federal Home Loan Bank
(FHLB). We minimize rate risk by funding loans with FHLB borrowings having similar terms, locking in fixed rates based on a spread over the FHLB note rates.

The equity capital to total assets ratios were 9.99% and 9.85% at September 30, 2002, and December 31, 2001, respectively. Capital increased $6,977, or 5.65%, from December 31, 2001, to September 30, 2002. There were a number of factors contributing to the increase in capital. Normal transactions such as net income and unrealized portfolio gains contributed to the increase in capital, offset by dividends and the purchase of treasury stock. The increase in the unrealized gains on the investment portfolio was due primarily to market conditions. Cash dividends declared were $.25 per share in the first quarter and $.26 per share in the second and third quarters of 2002. We have continued to purchase treasury stock, purchasing 129,247 shares at an average cost of $36.07 per share over the nine month period ending September 30, 2002. We purchased 31,441 shares during the third quarter of 2002.

Results of  Operations

Our core net income for the nine month period ended September 30, 2002, was $13,098. This represented an increase of $2,061, or 18.67% over comparable core net income for the nine month period ended September 30, 2001. Core net income for the nine month period ending September 30, 2001 was $11,037. For the three month periods ended September 30, 2002 and 2001, core net income was $4,544 and $3,944, respectively. Core earnings per share for the nine month period ended September 30, 2002 were $2.33, an increase of 25.27% from $1.86 for the comparable period a year ago. The increase in core net income for the three and nine month periods ended September 30, 2002, compared to the same periods of 2001 resulted from usual and customary deposit gathering and lending operations and increases in noninterest income for sales of other products such as insurance. The annualized core return on average assets on the same basis for the three month periods ending September 30, 2002 and 2001, was 1.38% and 1.28%, respectively, and for the nine month periods ending September 30, 2002 and 2001 was 1.33% and 1.18%, respectively. Core net income is defined as income before the effect of the change in accounting principle and excluding goodwill amortization for all periods.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income has improved due to loan growth, risk based pricing of loans, and a shift in the deposit mix from time deposits to transaction and money market accounts.

Net interest income for the nine month periods ending September 30, 2002 and 2001 was $38,843 and $34,606, respectively, while earning assets for the same periods averaged $1,176,926 and $1,116,677, respectively.Net interest income for the three month periods ending September 30, 2002 and 2001 was $13,153 and $11,970, respectively, while earning assets for the same periods averaged $1,184,723 and $1,110,881, respectively. The bank's repricing position was favorable under the falling interest rate environment in which we have been operating recently. This, combined with our repricing strategy and mix change in both assets and liabilities, increased net interest margin.


                          Three Months ending      Nine Months ending    Three Months ending
                             September 30,           September 30,          December 31,
                             2002        2001        2002       2001            2001
                           --------    --------     -------   -------       ------------

Net interest margin ..       4.68%       4.58%       4.67%      4,44%            4.54%



Provision for Loan Losses

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on our current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. The loan loss provision totaled $3,325 and $3,475, respectively for the nine month periods ending September 30, 2002 and 2001. The tables below present pertinent data and ratios.


                                  Loans and Credit Quality

                                                               Nonperforming      Net Charge-offs
                                              Loans*               Loans         Nine Months Ended
                                           September 30         September 30       September 30
                                        ------------------  ------------------  ------------------
                                          2002      2001      2002      2001      2002      2001
                                        --------  --------  --------  --------  --------  --------
Commercial, financial, agricultural ... $148,791  $152,621  $  1,707  $    535  $    528  $    749
Real estate - construction ............   36,480    33,067                 103        96        25
Real estate - mortgage ................  572,283   528,718     1,990     3,957     1,200     1,086
Consumer ..............................   97,861   112,635       271       522       556       985
                                        --------  --------  --------  --------  --------  --------
                                        $855,415  $827,041  $  3,968  $  5,117  $  2,380  $  2,845
                                        ========  ========  ========  ========  ========  ========
*  Net of unearned income.

                                  Allowance for Loan Losses

                                                           2002                                 2001
                                             -------------------------------  ------------------------------------------
                                                3rd        2nd        1st        4th        3rd        2nd        1st
                                              Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at beginning of period ............. $ 11,658   $ 11,811   $ 11,354   $ 11,166   $ 11,403   $ 11,067   $ 10,536

Loans charged off ..........................      573      1,310        985      1,196      1,534        870        702
Recoveries of loans previously charged off .       89         82        317         69         72         81        108
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net Charge-offs .......................      484      1,228        668      1,127      1,462        789        594
Provision for loan losses ..................    1,125      1,075      1,125      1,315      1,225      1,125      1,125
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at end of year ..................... $ 12,299   $ 11,658   $ 11,811   $ 11,354   $ 11,166   $ 11,403   $ 11,067
                                             =========  =========  =========  =========  =========  =========  =========

Allowance for loan losses to total loans ...     1.44%      1.39%      1.44%      1.37%      1.35%      1.39%      1.36%
Reserve coverage ratio .....................   309.95     317.57     207.25     178.65     218.20     191.62     143.34
Net charge-offs to total loans .............     0.06       0.15       0.08       0.14       0.18       0.10       0.07
Nonperforming loans to total loans .........     0.46       0.44       0.70       0.77       0.62       0.73       0.95


Noninterest Income

Noninterest income, excluding gains from the sales of securities, was $20,214 for the nine month period ending September 30, 2002, compared to $17,661 for the same period in 2001, or an increase of 14.46%. Approximately 63% of the increase in noninterest income was attributable to usual and customary loan and deposit services. Income derived from the mortgage loan business continued to be strong for the first nine months of 2002. Another significant portion of the increase was due to the income booked as the result of Bank Owned Life Insurance (BOLI) purchased on key management personnel in May 2001. The additional income derived from BOLI of approximately $511 has been used to offset rising benefits cost, primarily health and life insurance.

We continued to place emphasis on sales of insurance and alternative financial instruments. We implemented an insurance integration plan in 2001 aimed at improving our cross-selling between the bank and the insurance company. As a result, our insurance commission income increased $351 over the nine month period reported in 2001, making up 14% of the total increase in noninterest income. A secondary, yet significant, benefit resulting from the implementation of the insurance integration plan was an improvement in contingency income of $90. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our customers during the previous year.

For the three month periods ended September 30, 2002 and 2001, noninterest income, excluding gains from the sales of securities, was $6,963 and $6,130, respectively. Approximately 72% of this increase was due to customary loan and deposit services. The increase in noninterest income derived from insurance commissions is approximately $158, making up 19% of the increase over the third quarter of 2001. Income generated from alternative financial products (annuities and mutual funds) was down this quarter, largely attributable to the economy and uncertainties in the market. We continue to work our business plan, which is directed toward increasing the number of services per client for our existing client base as well as increasing our affluent client base.

Noninterest Expense

Noninterest expense was $37,466 for the nine month period ended September 30, 2002, compared to $34,303 for the same period in 2001, an increase of $3,163, or 9.22%. Core noninterest expense was $37,466 for the nine month period ending September 30, 2002 compared to $33,879 for the same period in 2001, an increase of $3,587, or 10.59%. Core noninterest expense excludes amortization expense associated with all intangible assets that are no longer amortized as the result of adoption of FASB Statement No 142 "Goodwill and Intangible Assets". The increase in core noninterest expense, excluding increases in health and life insurance cost and performance based reward (PBR) plan cost was 6.92%. One significant factor contributing to the increase was health and life insurance cost which was approximately 17%, or $598, of the change in core noninterest expense. This increase was due to the rising cost of health care as well as higher claims experienced this year.

Our Company has a PBR plan which allows for an incentive payment to employees based on improvement in net income over an established baseline. This cost is linked to performance and increases as performance improves. The increase for incentive cost for the nine month period was $645, or 18% of the total increase in core noninterest expenses. Since a significant amount of the improvement in earnings for 2001 occurred in the last half of the year, we recorded 73% of the total incentive cost during the third and fourth quarters.

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

During the fourth quarter of 2002, we will be implementing a new loan platform system. These upgrades have enhanced productivity, reduced losses for the bank, and provided better service for our clients. We have noted improvement in both cash short and fraud/forgery losses as a result of the teller platform and deposit platform systems. Finally, in recognition of the sophistication of hackers and the damage that can be done by such individuals, information security has been enhanced through software, hardware, and retention of services by experts in that field. It has been, and will continue to be, our practice to seek technological improvements, evaluate the benefit to us and our clients, and to progress with implementation of such if a cost/benefit analysis justifies it. This practice is directly influenced by our vision to be the financial services advisor and provider of choice in the communities we serve.

For the three month periods ending September 30, 2002 and 2001, noninterest expense was $12,642 and $11,873, respectively, an increase of $769, or 6.48%. For the three month periods ending September 30, 2002 and 2001, core noninterest expense was $12,642 and $11,732, respectively, an increase of $910, or 7.76%. Health and life insurance expense was $75 less than the third quarter last year due to the decrease in claims paid during the quarter. Salary cost was $222, or 4.93%, higher than last year. During 2002, employee evaluation reviews were changed from each employee's anniversary date to March. All employees are now reviewed in March and merit/cost of living raises are given in April. Insurance commission expense increased $44 over last year. This cost is directly linked to the increase in insurance commission income. The cost of the PBR plan increased $60.

Computer depreciation, maintenance contracts and computer processing cost increased $84, or approximately 11% of the increase in core noninterest expense, due to the previously discussed technological enhancements. Offsetting the higher cost associated with the enhancements are decreases in fraud/forgery losses of approximately $28. We also incurred additional expense related to consulting engagements intended to improve efficiency and profitability.

Although expenses increased, we have significantly improved our efficiency ratio. The growth in noninterest income has been a key factor in the improvement of our efficiency ratio.


                        Nine Months Ended     Three Months Ended
                          September 30           September 30
                        -----------------     ------------------
                         2002       2001       2002        2001
                        ------     ------     ------      ------
Efficiency ratio .....  60.99%     62.50%     60.44%      62.63%

Income tax expense was $5,198 for the nine month period ended September 30, 2002, (with an effective tax rate of 28.41%) compared to $3,845 (with an effective tax rate of 26.38%) for the same period in 2001. The increase in the effective tax rate this year was due in part to less tax-free interest income.

Income tax expense was $1,827 and $1,202 for the three month periods ending September 30, 2002 and 2001 respectively. The effective tax rate for the third quarters of 2002 and 2001 were 28.68% and 23.83%, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of September 30, 2002, we met all capital adequacy requirements to which we are subject.

As of September 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.

                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
As of September 30, 2002
         Total Capital ....................   $ 127,806   14.6%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 116,879   13.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 116,879    9.0%
           (to Adjusted Average Assets)

As of December 31, 2001
         Total Capital ....................   $ 122,162   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,622   13.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 111,622    9.1%
           (to Adjusted Average Assets)


Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we continue to exceed the requirements for a well capitalized bank. Management also recognizes the importance of managing capital to maximize performance. Our quarterly dividend to shareholders, which is currently $0.26 per share of common stock, has increased for sixteen consecutive years. Our dividend payout ratio was 36.80% at September 30, 2002. We continue to repurchase shares of our common stock in accordance with our strategic plan. We Purchased 220,556 of our common stock through a tender offer which was initiated April 16,2001 and expired May 15, 2001. Since then, we have purchased an additional 247,135 under our stock repurchase plan. On October 15, 2002 our Board of Directors authorized the repurchase of up to 278,771 additional shares, or approximately 5%, of our common stock outstanding September 30, 2002. Along with earnings, unrealized gains on securities available for sale have contributed to the increase in capital. Under the current rate environment, unrealized gains on securities available for sale increased from $2,136 on December 31, 2001, to $6,294 on September 30, 2002, or 294.66% for the nine month period.

Book value per share was $23.42 and $21.66 at September 30, 2002 and December 31, 2001, respectively. The annualized core return on average equity for the three month periods ending September 30, 2002 and 2001, was 14.00% and 12.68%, respectively, and for the nine month periods ending September 30, 2002 and 2001 was 13.80% and 11.68%, respectively.

Our capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no  significant  changes to our disclosure on  quantitative  and
qualitative   disclosures  about  market  risk  since  December  31,  2001.  For additional information, see our Form 10-K for the year ended December 31, 2001.


Item 4.   CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports. Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

There have been no material proceedings against us during the quarter ending September 30, 2002.



Item 6.(a) EXHIBITS

          Exhibit No. and Description



          3.1 Articles of Incorporation and Articles of Amendment to Articles of Incoorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on February 17, 1999, as amended, and incorporated herin by reference, Commission File No. 333-72507

          3.2  By-laws of the Company (as amended March 1, 2001)

          10.1 Executive Deferred Compensation Plan A

          10.2 Executive Deferred Compensation Plan B

          10.3 Directors' Deferred Fee Plan A

          10.4 Directors' Deferred Fee Plan B

          10.5 Chief Executive Officer Employee Agreement


          99.1 Statement of the Chief Executive Officer and the Chief Financial Officer

       (b) REPORTS ON FORM 8-K

          On July 18, 2002, we filed on Form 8-K our Second Quarter 2002 Earnings Press Release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant


DATE:  November 14, 2002               /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, E. Robinson McGraw, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Peoples Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 14, 2002               /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stuart R. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Peoples Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 14, 2002               /s/ Stuart R. Johnson
                                   ---------------------------
                                        Stuart R. Johnson
                                    Executive Vice President &
                                     Chief Executive Officer