Form 10-K
period 2002-12-31
PEOPLES HOLDING CO
filed 2003-03-10
CIK 715072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2002
                        Commission file number 001-13253

                           THE PEOPLES HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Mississippi                             64-0676974
 ----------------------------------      ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

           209 Troy Street
    Tupelo, Mississippi 38802-0709                 (662) 680-1001
 ----------------------------------      ------------------------------------
   (Address of principal executive           Registrant's Telephone Number
       offices) (Zip Code)

                        Securities registered pursuant to
                            Section 12(b) of the Act:

   Common Stock, $5.00 Par Value                American Stock Exchange
 ----------------------------------      ------------------------------------
         (Title of Class)                      (Name of each exchange on
                                                    which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
   -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                             -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES   X     NO
   -------    -------

As of June 28,  2002,  the  aggregate  market value of the  registrant's  common
stock,   $5.00  par  value,   held  by  non-affiliates  of  the  registrant  was
$229,881,834.

As of February 26, 2003, 5,572,751 shares of the registrant's common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 10, 2003, relating to the 2003 annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

                           THE PEOPLES HOLDING COMPANY

                                    Form 10-K

                      For the year ended December 31, 2002

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

PART III
       Item 10.     Directors and Executive Officers of the Registrant
       Item 11.     Executive Compensation
       Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters
       Item 13.     Certain Relationships and Related Transactions
       Item 14.     Controls and Procedures

PART IV
       Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form
                       8-K

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

ITEM 1. BUSINESS

General

The Peoples Holding Company (referred to herein as the "Company," we, our, or us) was incorporated on November 10, 1982 under the laws of the State of Mississippi in order to acquire all of the common stock of The Peoples Bank & Trust Company, Tupelo, Mississippi (the "Bank").

Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management reorganized the branch banks into community banks using a franchise concept. The franchise approach empowers Community Bank Presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist the presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include return on average assets ("ROA"), number and type of services provided per household, fee income shown as a percent of loans and deposits, efficiency ratio, loan and deposit growth, net interest margin and spread, percentage of loans past due in greater than 30, 60 and 90 day categories, and net charge-offs to average loans.

Our vision is further validated through our core values. These values state that
(1) employees are our greatest asset, (2) quality is not negotiable, and (3) clients' trust is foremost. Centered around these values were the development of five different objectives that are the focal point of our strategic plan. Those objectives include: (1) client satisfaction and development, (2) financial soundness and profitability, (3) growth, (4) employee satisfaction and development, and (5) shareholder satisfaction and development.

Approximately 150 short and long-range strategic initiatives have been identified to accomplish our objectives. A majority of the short-term initiatives have been completed and significant progress has been made on the long-term initiatives.

Organization

We commenced business on July 1, 1983, the date we acquired the Bank through a merger. All of our business activities are conducted through the Bank and the Bank's wholly owned subsidiary, The Peoples Insurance Agency. The Bank accounts for substantially all of our assets and revenues.

On December 31, 2002, we had 24 community banks (franchises) with 40 banking offices located throughout Mississippi, specifically in Aberdeen, Amory, Batesville, Belden, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch,
Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Tupelo, Verona, Water Valley, West Point, and Winona. In addition, our insurance company offices are located in Corinth, Louisville, and Tupelo.

All members of our Board of Directors are also members of the Board of Directors of the Bank. Responsibility for the management of the Bank and its subsidiaries remains with the Board of Directors and officers of the Bank; however, management services rendered by us to the Bank are intended to supplement the internal management of the Bank and expand the scope of banking services normally offered by them.

The Bank was established in February, 1904 as a state-chartered bank. It is insured by the Federal Deposit Insurance Corporation.

At our core, we are a community bank offering a complete range of banking and financial services to individuals and small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines located throughout our market area, our Internet Banking product and our call center provide 24-hour banking services. Accounts receivable financing is also available to qualified businesses.

We offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition to offering annuities, mutual funds and other investment services through a third party broker-dealer, the acquisition of insurance agencies has expanded our product and delivery network to include personal and business insurance coverage. Neither we, nor the Bank, have any foreign activities.

Business Combinations and Acquisitions

On March 26, 1999, the Company merged with Inter-City Federal Bank for Savings ("Inter-City"). At the merger date, total assets, loans, and deposits for Inter-City totaled $43,482,000, $33,812,000 and $37,751,000, respectively. The
Company exchanged 347,382 shares of its common stock for all the outstanding common stock of Inter-City.

On June 24, 1999, the Company purchased Reed-Johnson Insurance Agency, Inc. ("Reed-Johnson") with the issuance of 40,530 shares of the Company's common stock. Located in Tupelo, Mississippi, Reed-Johnson was an independent insurance agency representing property and casualty companies and providing personal and business coverage. Reed-Johnson operated as a wholly owned subsidiary of The Peoples Bank and Trust Company and was renamed The Peoples Insurance Agency, Inc. in May, 2001.

Southern Insurance Group, Inc., Southern Insurance of Corinth, Inc., and Southern Financial Services, P.A. (collectively, "Southern") were acquired on May 1, 2000 by the Company by issuing 70,500 shares of its common stock for a total price of approximately $1,692,000. Southern offered property and casualty insurance products, life and health insurance, and annuities and mutual funds. The acquired companies were merged into the Bank's insurance subsidiary, The Peoples Insurance Agency, Inc.

The Bank acquired Dominion Company, Dominion Health and Life P.A. (collectively, "Dominion") and Alliance Finance Company ("Alliance") on September 1, 2000. Dominion offered products similar to Southern and used Alliance to finance insurance premiums. The Bank paid $450,000 in cash for the companies. The acquired companies were merged into the Bank's insurance subsidiary, The Peoples Insurance Agency, Inc.

Competition

Vigorous competition exists in all major areas where we conduct business. We compete through the Bank with state and national banks in our service areas, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms, and investment companies for available loans and depository accounts. All of these institutions compete in the delivery of services and products through availability, quality, and pricing. There are no dominant competitors in our market area.

For 2002, we maintained approximately 20% of the market share in our area. Our largest competitor is Bancorp South with a market share of approximately 28%. Other competitors, each with less than 10% of the market share, include Union Planters Bank, AmSouth Bank, Merchants and Farmers Bank, National Bank of Commerce, and Trustmark National Bank. In addition, there are local community banks that compete with us on an individual market basis.

Supervision and Regulation

Under the current regulatory environment, nearly every facet of our operations is subject to requirements and restrictions imposed from various state and federal banking laws and regulations. The primary focus of these laws and regulations is on the protection of depositors, the insurance funds of the Federal Deposit Insurance Corporation ("FDIC"), and the banking system as a whole. While the following summary addresses the regulatory environment in which we operate, it is not intended to be a fully inclusive discussion of the statutes and regulations affecting our operations. The impact from future changes in federal or state legislation on our operations cannot be predicted.

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and are registered as such with the Board of Governors of the Federal Reserve System (the "Board"). We are required to file with the Board an annual report and such other information as the Board may require. The Board may also make examinations of us and our Bank pursuant to the Act. The Board also has the authority (which it has not exercised) to regulate provisions of certain types of our debt.

The Act requires a bank holding company to obtain prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by such bank holding company.

The Act provides that the Board shall not approve any acquisition, merger or consolidation, which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. Neither will the Board approve any other transactions in which the effect might substantially lessen competition, or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. We and our Bank are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the Company or the Bank, on investments in the stock or other securities of the Company or the Bank, and on taking such stock or other securities as collateral for loans of any borrower.

The Bank Holding Company Act of 1956 was recently amended to permit "financial holding companies" to engage in a broader range of nonbanking financial activities, such as underwriting and selling insurance, providing financial or investment advice, and dealing and making markets in securities and merchant banking. The new legislation, the Gramm-Leach-Bliley Act, was enacted on November 12, 1999, and became effective on March 11, 2000. In order to qualify as a financial holding company, we must declare to the Federal Reserve our intention to become a financial holding company and certify that our depository subsidiary meets the capitalization management requirements and that it has at least a satisfactory rating under the Community Reinvestment Act. As of December 31, 2002, we had not elected to become a financial holding company.

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

Bank holding companies are allowed to acquire savings associations under The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). Deposit insurance premiums for banks and savings associations were increased as a result of FIRREA, and losses incurred by the FDIC in connection with the default or assistance of troubled federally insured financial institutions are required to be reimbursed by other federally insured financial institutions.

Certain restrictions exist regarding the ability of the Bank to transfer funds to us in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earned surplus in excess of three times the Bank's capital stock.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2002, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was 19.65% of the Bank's consolidated net assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for increased funding for the FDIC's deposit insurance fund through risk based assessments and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions. While most of the Company's deposits are in the Bank Insurance Fund ("BIF"), a small portion of the Company's deposits that were acquired from savings associations over the years remain in the Savings Association Insurance Fund ("SAIF").

The Community Reinvestment Act of 1997 ("CRA") requires the assessment by the appropriate regulatory authority of a financial institution's record in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") requires financial institutions to establish anti-money laundering programs and due diligence policies, procedures and controls with respect to bank accounts involving foreign individuals and certain foreign banks, and to avoid establishing and maintaining accounts in the United States for, or on the behalf of, foreign banks that do not have a physical presence in any country.

The Sarbanes-Oxley Act of 2002 (the "Act") requires publicly traded companies subject to the Securities Exchange Act of 1933 or 1934 to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Act requires certifications regarding financial statement accuracy and internal control adequacy by chief executive officers and chief financial officers with periodic reports filed with the Securities and Exchange Commission ("SEC"). The Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees, and provides for enhanced review by the SEC.

Monetary Policy and Economic Controls

The earnings and growth of the banking industry, the Bank and, to a larger extent, the Company are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U. S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These instruments are used in varying degrees to influence overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. In view of changing conditions in the national economy and in the various money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, the effect on our and our Bank's future business and earnings cannot be predicted with accuracy.

Sources and Availability of Funds

The funds essential to our and our Bank's business consist primarily of funds derived from customer deposits and borrowings from the Federal Home Loan Bank and correspondent banks by the banking subsidiary. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general, and the general credit market for loans.

Personnel

At December 31, 2002, we employed 587 people at the Bank and the insurance company on a full-time equivalent basis. The Company has no additional employees; however, at December 31, 2002, four Bank employees served as officers of the Company in addition to their bank positions. Two additional Bank employees were appointed to serve as officers of the Company in February 2003.

Dependence Upon a Single Customer

Neither we nor our Bank is dependent upon a single customer or upon a limited number of customers.

Available Information

Our Internet address is www.thepeoplesbankandtrust.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file such material with or furnish it to, the Securities and Exchange Commission.

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest
          Rates and Interest Differential (In Thousands)

The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the fiscal years ended December 31, 2002, 2001, and 2000:

                                                                                    2002
                                                            -------------------------------------------------
                                                             Tax Equivalent     Average Balance     Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Interest-earning assets
   Loans, net of unearned income
      Commercial ..........................................      $ 33,817        $    479,515         7.05%
      Consumer ............................................        15,375             186,675         8.24%
      Other loans .........................................        12,673             170,916         7.41%
                                                            -----------------  -----------------
            Total loans, net ..............................        61,865             837,106         7.39%

   Other ..................................................           332              19,944         1.66%

   Taxable securities
      U. S. Government securities*.........................           380               6,229         6.10%
      U. S. Government agencies*...........................         3,143              60,275         5.21%
      Mortgage-backed securities ..........................         8,418             156,129         5.39%
      Trust preferred securities ..........................           428               9,433         4.54%
                                                            -----------------  -----------------
            Total taxable securities ......................        12,369             232,066         5.33%

   Tax-exempt securities
      Obligations of states and political subdivisions ....         6,667              87,920         7.58%
      Other equity securities .............................           313               4,267         7.34%
                                                            -----------------  -----------------
            Total tax-exempt securities ...................         6,980              92,187         7.57%
                                                            -----------------  -----------------
            Total securities ..............................        19,349             324,253         5.97%
                                                            -----------------  -----------------
                    Total interest-earning assets .........        81,546           1,181,303         6.90%

Cash and due from banks ...................................                            43,439
Other assets, less allowance for loan losses ..............                            81,892
                                                                               -----------------
                        Total assets ......................                      $  1,306,634
                                                                               =================
Interest-bearing liabilities
   Interest-bearing demand deposit accounts ...............         1,722        $     99,830         1.72%
   Savings and money market accounts ......................         4,357             290,132         1.50%
   Time deposits ..........................................        17,955             559,665         3.21%
                                                            -----------------  -----------------
        Total interest-bearing deposits ...................        24,034             949,627         2.53%

        Total other interest-bearing liabilities ..........         2,491              59,563         4.18%
                                                            -----------------  -----------------
                  Total interest-bearing liabilities ......        26,525           1,009,190         2.63%
Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                           153,346
   Other liabilities ......................................                            16,710
   Shareholders' equity ...................................                           127,388
                                                                               -----------------
            Total liabilities and shareholders' equity ....                      $  1,306,634
                                                                               =================
Net interest income/net interest margin ...................      $ 55,021                             4.66%
                                                            =================

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

*U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest
          Rates and Interest Differential (continued)

                                                                                    2001
                                                            -------------------------------------------------
                                                             Tax Equivalent     Average Balance     Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Interest-earning assets
   Loans, net of unearned income
      Commercial ..........................................      $ 38,336        $    442,732         8.66%
      Consumer ............................................        18,089             196,378         9.21%
      Other loans .........................................        14,731             177,548         8.30%
                                                            -----------------  -----------------
            Total loans, net ..............................        71,156             816,658         8.71%

   Other ..................................................           873              23,429         3.73%

   Taxable securities
      U. S. Government securities*.........................         2,035              33,864         6.01%
      U. S. Government agencies*...........................         2,938              49,346         5.95%
      Mortgage-backed securities ..........................         6,568             103,486         6.35%
      Trust preferred securities ..........................           200               4,026         4.97%
                                                            -----------------  -----------------
            Total taxable securities ......................        11,741             190,722         6.16%

   Tax-exempt securities
      Obligations of states and political subdivisions ....         6,674              84,482         7.90%
      Other equity securities .............................           636               7,822         8.13%
                                                            -----------------  -----------------
            Total tax-exempt securities ...................         7,310              92,304         7.92%
                                                            -----------------  -----------------
            Total securities ..............................        19,051             283,026         6.73%
                                                            -----------------  -----------------
                    Total interest-earning assets .........        91,080           1,123,113         8.11%

Cash and due from banks ...................................                            40,146
Other assets, less allowance for loan losses ..............                            74,036
                                                                               -----------------
                        Total assets ......................                      $  1,237,295
                                                                               =================
Interest-bearing liabilities
   Interest-bearing demand deposit accounts ...............         2,083        $     77,113         2.70%
   Savings and money market accounts ......................         6,701             263,581         2.54%
   Time deposits ..........................................        30,542             580,247         5.26%
                                                            -----------------  -----------------
        Total interest-bearing deposits ...................        39,326             920,941         4.27%

        Total other interest-bearing liabilities ..........         1,596              29,347         5.44%
                                                            -----------------  -----------------
                  Total interest-bearing liabilities ......        40,922             950,288         4.31%
Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                           144,073
   Other liabilities ......................................                            18,306
   Shareholders' equity ...................................                           124,628
                                                                               -----------------
            Total liabilities and shareholders' equity ....                      $  1,237,295
                                                                               =================
Net interest income/net interest margin ...................      $ 50,158                             4.47%
                                                            =================

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

*U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.

Table 1 - Distribution of Assets, Liabilities and Shareholders' Equity; Interest
          Rates and Interest Differential (continued)

                                                                                    2000
                                                            -------------------------------------------------
                                                             Tax Equivalent    Average Balance      Yields/
                                                            Income or Expense    Sheet Amount        Rates
                                                            -----------------  -----------------  -----------
 Interest-earning assets
   Loans, net of unearned income
      Commercial ..........................................      $ 38,014        $    418,969         9.07%
      Consumer ............................................        19,196             209,969         9.14%
      Other loans .........................................        16,314             187,650         8.69%
                                                            -----------------  -----------------
            Total loans, net ..............................        73,524             816,588         9.00%

   Other ..................................................           459               7,546         6.08%

   Taxable securities
      U. S. Government securities*.........................         2,832              49,530         5.72%
      U. S. Government agencies*...........................         3,046              48,817         6.24%
      Mortgage-backed securities ..........................         5,693              89,987         6.33%
      Trust preferred securities ..........................           290               3,777         7.68%
                                                            -----------------  -----------------
            Total taxable securities ......................        11,861             192,111         6.17%

   Tax-exempt securities
      Obligations of states and political subdivisions ....         6,719              85,048         7.90%
      Other equity securities .............................           324               3,256         9.95%
                                                            -----------------  -----------------
            Total tax-exempt securities ...................         7,043              88,304         7.98%
                                                            -----------------  -----------------
            Total securities ..............................        18,904             280,415         6.74%
                                                            -----------------  -----------------
                    Total interest-earning assets .........        92,887           1,104,549         8.41%

Cash and due from banks ...................................                            39,299
Other assets, less allowance for loan losses ..............                            53,409
                                                                               -----------------
                        Total assets ......................                      $  1,197,257
                                                                               =================
Interest-bearing liabilities
   Interest-bearing demand deposit accounts ...............         2,475        $     71,373         3.47%
   Savings and money market accounts ......................         9,078             273,217         3.32%
   Time deposits ..........................................        30,616             545,583         5.61%
                                                            -----------------  -----------------
        Total interest-bearing deposits ...................        42,169             890,173         4.74%

        Total other interest-bearing liabilities ..........         1,963              43,396         4.52%
                                                            -----------------  -----------------
                  Total interest-bearing liabilities ......        44,132             933,569         4.73%
Noninterest-bearing sources
   Noninterest-bearing deposits ...........................                           141,094
   Other liabilities ......................................                             4,690
   Shareholders' equity ...................................                           117,904
                                                                               -----------------
            Total liabilities and shareholders' equity ....                      $  1,197,257
                                                                               =================
Net interest income/net interest margin ...................      $ 48,755                             4.41%
                                                            =================

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

*U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.

Table 2 - Volume/Rate Analysis
(In Thousands)

The following table sets forth for The Peoples Holding Company, for the years ended December 31 as indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates.

                                                                               2002 Compared To 2001
                                                                     ----------------------------------------
                                                                       Increase (Decrease) Due To Changes In
                                                                     ----------------------------------------
                                                                        Volume          Rate        Net (1)
                                                                     ------------  -------------  -----------
Interest income:
Loans, net of unearned income ....................................     $ 1,746       $ (10,954)     $ (9,208)

Securities
   U. S. Government and agency securities ........................        (977)           (420)       (1,397)
   Obligations of states and political subdivisions ..............         173            (219)          (46)
   Mortgage-backed securities ....................................       3,341          (1,491)        1,850
   Trust preferred and Federal Home Loan Bank securities .........         269             (41)          228
   Other equity securities .......................................        (210)            (24)         (234)

Other ............................................................        (130)           (411)         (541)
                                                                     ------------  -------------  -----------
Total interest-earning assets ....................................       4,212         (13,560)       (9,348)

Interest expense:
Interest-bearing demand deposit accounts .........................         613            (974)         (361)
Savings and money market accounts ................................         675          (3,019)       (2,344)
Time deposits ....................................................      (1,083)        (11,504)      (12,587)
Borrowed funds ...................................................       1,643            (748)          895
                                                                     ------------  -------------  -----------
Total interest-bearing liabilities ...............................       1,848         (16,245)      (14,397)
                                                                     ------------  -------------  -----------
Change in net interest income ....................................     $ 2,364       $   2,685      $  5,049
                                                                     ============  =============  ===========

(1) The change in interest  due to both volume and rate has been  allocated on a
pro-rata   basis  using  the  absolute   ratio  value  of  amounts   calculated.

                                                                               2001 Compared To 2000
                                                                     ----------------------------------------
                                                                       Increase (Decrease) Due To Changes In
                                                                     ----------------------------------------
                                                                        Volume          Rate        Net (1)
                                                                     ------------  -------------  -----------
Interest income:
Loans, net of unearned income ....................................     $    51       $  (2,383)     $ (2,332)

Securities
   U. S. Government and agency securities ........................        (835)            (38)         (873)
   Obligations of states and political subdivisions ..............         (28)            140           112
   Mortgage-backed securities ....................................         854              20           874
   Trust preferred and Federal Home Loan Bank securities .........          19            (109)          (90)
   Other equity securities .......................................         330            (103)          227

Other ............................................................         966            (552)          414
                                                                     ------------  -------------  -----------
Total interest-earning assets ....................................       1,357          (3,025)       (1,668)

Interest expense:
Interest-bearing demand deposit accounts .........................         199            (591)         (392)
Savings and money market accounts ................................        (320)         (2,057)       (2,377)
Time deposits ....................................................       1,945          (2,019)          (74)
Borrowed funds ...................................................        (636)            269          (367)
                                                                     ------------  -------------  -----------
Total interest-bearing liabilities ...............................       1,188          (4,398)       (3,210)
                                                                     ------------  -------------  -----------
Change in net interest income ....................................     $   169       $   1,373      $  1,542
                                                                     ============  =============  ===========

(1) The change in interest  due to both volume and rate has been  allocated on a
pro-rata   basis  using  the  absolute   ratio  value  of  amounts   calculated.

Table 3 - Investment Portfolio
(In Thousands)

The following table sets forth the amortized cost of investments in (1) U. S. Treasury and other U. S. agencies and corporations, (2) obligations of states of the U. S. and political subdivisions, and (3) other securities as of December 31, 2002, 2001, and 2000:

                                                       2002          2001          2000
                                                   -----------   -----------   -----------
Held to maturity:
U. S. Treasury and other U. S. agencies ..........  $   --        $   --        $    --
Obligations of state and political subdivisions*..      --            --           85,658
Other securities .................................      --            --             --
                                                   -----------   -----------   -----------
   Total .........................................  $   --        $   --        $  85,658
                                                   ===========   ===========   ===========


                                                       2002          2001          2000
                                                   -----------   -----------   -----------
Available for sale:
U. S. Treasury and other U. S. agencies ..........  $  50,931     $  66,029     $  98,998
Obligations of state and political subdivisions*..     92,464        84,709          --
Other securities .................................    192,204       123,097        94,023
                                                   -----------   -----------   -----------
   Total .........................................  $ 335,599     $ 273,835     $ 193,021
                                                   ===========   ===========   ===========

*The Company classified all obligations of state and political subdivisions as held to maturity prior to 2001. As allowed upon adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company transferred all securities from held to maturity to available for sale.

The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities at December 31, 2002:

                                                       After One               After Five
                                 Within                But Within              But Within                After
                                One Year               Five Years              Ten Years               Ten Years
                         ---------------------   ---------------------   ---------------------   ---------------------
Available for Sale:
U. S. Treasury
  and agency
  securities ...........  $ 12,024     4.71%      $ 30,853     5.86%      $  8,054     3.26%      $   --        --
Obligations of
  state and political
  subdivisions .........     4,196     7.45%        25,280     7.26%        45,550     6.71%        17,438     6.86%
Mortgage-backed
  securities ...........    35,666     5.49%       135,683     5.48%         4,655     6.62%         4,315     2.75%
Trust preferred
  securities ...........      --        --           6,792     5.36%          --        --            --        --
Other equity
  securities ...........     3,893     7.70%         1,200     6.78%          --        --            --        --
                         ----------              ----------              ----------              ----------
               Total ...  $ 55,779                $199,808                $ 58,259                $ 21,753
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

Table 4 - Loan Portfolio
(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2002, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                         Loan Maturities
                                -------------------------------------------------------------------
                                                     After One         After
                                     Within         But Within          Five
                                    One Year        Five Years         Years             Total
                                ---------------  ---------------  ---------------  ----------------
Commercial, financial and
   agricultural ...............   $   93,077         $  42,433        $   3,947         $ 139,457
Lease financing ...............        7,061             8,277             --              15,338
Real estate - construction ....       30,664             6,163              314            37,141
Real estate - mortgage ........      224,830           253,175           96,465           574,470
Installment loans to
   individuals ................       28,418            65,937            2,547            96,902
                                ---------------  ---------------  ---------------  ----------------
                                  $  384,050         $ 375,985        $ 103,273         $ 863,308
                                ===============  ===============  ===============  ================

The following table sets forth the fixed and variable rate loans maturing after one year for all loans as of December 31, 2002:
                                                     Interest Sensitivity
                                                 ---------------------------
                                                    Fixed        Variable
                                                     Rate          Rate
                                                 ------------  -------------
Due after 1 but within 5 years .................  $ 365,009     $   10,975
Due after 5 years ..............................    102,747            527
                                                 ------------  -------------
                                                  $ 467,756     $   11,502
                                                 ============  =============


Table 5 - Deposits
(In Thousands)

The following table shows the maturity of time certificates of deposits and other time deposits over $100 at December 31, 2002:

             Less than 3 Months .............. $  45,396
             3 Months-6 Months ...............    55,361
             6 Months-12 Months ..............    26,852
             Over 12 Months ..................    58,311
                                               -----------
                                               $ 185,920
                                               ===========

The following table shows the average balances and average rates of deposits at December 31:

                                                     2002                  2001                  2000
                                            --------------------- --------------------- ---------------------
                                               Average     Rate      Average     Rate      Average     Rate
                                            ------------ -------- ------------ -------- ------------ --------
Noninterest-bearing demand deposits ....... $   153,346     -- %  $   144,073     -- %  $   141,094     -- %
Interest-bearing demand deposits ..........      99,830    1.72        77,113    2.70        71,373    3.47
Savings and money market deposits .........     290,132    1.50       263,581    2.54       273,217    3.32
Time deposits .............................     559,665    3.21       580,247    5.26       545,583    5.61
                                            ------------          ------------          ------------
Total ..................................... $ 1,102,973    2.18%  $ 1,065,014    3.69%  $ 1,031,267    4.09%
                                            ============          ============          ============

Short-term Borrowings
(In Thousands)

The average balances of short-term borrowings for 2002, 2001, and 2000 were $4,093, $4,775, and $11,259 at weighted average rates of 1.26%, 3.33%, and 6.15%
respectively.

ITEM 2. PROPERTIES
(In Thousands)

The main offices of the Company and the Bank are located at 209 Troy Street, Tupelo, Mississippi. Various departments of the Bank occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing, and deposit operations. In addition, the Bank operates forty (40) branches throughout north and north central Mississippi. The Bank has seven (7) branches in Tupelo; three (3) branches in Booneville; two (2) branches each in Amory, Corinth, Louisville, Pontotoc, and West Point; one (1) branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Iuka, New Albany, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, and Winona. The Insurance divisions have one (1) office each in Corinth, Louisville, and Tupelo.

The Bank owns the main offices located at 209 Troy Street, Tupelo, Mississippi as well as thirty-seven (37) of the branch office sites. The Bank leases three locations for use in conducting banking activities as well as various storage facilities. The Peoples Insurance Agency leases one location for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2002 was $111.

It is anticipated that by May, 2003, construction will be complete and a new branch will be operational in Pontotoc, Mississippi. The new branch will be located on Highway 15, a major thoroughfare in Pontotoc County and will replace the existing drive-through office. Also, construction on a new branch facility in Horn Lake, Mississippi, which is in our DeSoto County market, should be complete by November, 2003. Both new facilities and the land on which they are constructed will be owned by the Bank. Renovations to our existing Veterans branch located in Tupelo should be completed during the fourth quarter of 2003. Plans are also underway to lease a facility in the newly developed Fair Park in Tupelo to house our Financial Services division. The facilities currently owned or occupied under lease by the Company or the Bank are considered by management to be suitable and adequate for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or the Bank or any of their subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

The public market for the Company's common stock is limited. The Company's common stock trades on the American Stock Exchange under the ticker symbol PHC. On February 26, 2003, the Company had approximately 2,600 shareholders of record.

The following table sets forth (i) the high and low sales price reported on the American Stock Exchange for the Company's common stock for each quarterly period for the fiscal years ended December 31, 2002 and 2001, and (ii) the amount of cash dividends declared during each quarterly period during such fiscal years:

                                                      Prices
                            Dividends      ----------------------------
                            Per Share          Low             High
                           -----------     ------------   -------------
2002
1st Quarter ..............   $ .25          $ 31.38          $ 38.71
2nd Quarter ..............     .26            33.81            40.47
3rd Quarter ..............     .26            37.81            41.95
4th Quarter ..............     .27            39.40            43.97


2001
1st Quarter ..............   $ .23          $ 15.81          $ 19.31
2nd Quarter ..............     .24            17.60            32.77
3rd Quarter ..............     .24            30.05            34.51
4th Quarter ..............     .25            32.27            37.75


The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depend upon the Bank's earnings and financial condition, general economic conditions, compliance with regulatory requirements, and other factors.

ITEM 6.  SELECTED FINANCIAL DATA
 (Unaudited)
 (In Thousands, Except Share Data)

                                            2002         2001         2000         1999         1998
                                        ------------ ------------ ------------ ------------ ------------
Year ended December 31:
Interest income .......................  $   78,418   $   87,766   $   89,434   $   83,500   $   81,280
Interest expense ......................      26,525       40,922       44,132       37,342       37,434
Provision for loan losses .............       4,350        4,790        6,373        3,192        2,591
Noninterest income ....................      27,442       24,389       18,529       19,476       14,461
Noninterest expense ...................      50,496       46,747       42,474       41,480       39,338
                                        ------------ ------------ ------------ ------------ ------------
Income before income taxes ............      24,489       19,696       14,984       20,962       16,378
Income taxes ..........................       6,819        5,109        3,800        6,182        4,697
                                        ------------ ------------ ------------ ------------ ------------
Income before cumulative effect
   of accounting change ...............      17,670       14,587       11,184       14,780       11,681
Cumulative effect of accounting change.      (1,300)        --           --           --           --
                                        ------------ ------------ ------------ ------------ ------------
Net income ............................  $   16,370   $   14,587   $   11,184   $   14,780   $   11,681
                                        ============ ============ ============ ============ ============

Per Common Share:
Income before cumulative effect
   of accounting change ...............  $     3.15   $     2.48   $     1.83   $     2.38   $     1.88
Cumulative effect of accounting change.        (.23)        --           --           --           --
                                        ------------ ------------ ------------ ------------ ------------
Net income ............................  $     2.92   $     2.48   $     1.83   $     2.38   $     1.88
                                        ============ ============ ============ ============ ============

Book value at December 31 .............  $    23.82   $    21.66   $    20.09   $    18.71   $    17.80

Closing price on the AMEX
   at December 31 .....................       40.75        37.00        18.00        28.88        32.31
Cash dividends declared and
   paid - the Company .................        1.04          .96          .88          .84          .72
Cash dividends declared and
   paid-Inter-City ....................        --           --           --           --            .36

At December 31:
Loans, net of unearned income .........  $  863,308   $  827,696   $  815,854   $  799,085   $  729,156
Securities ............................     344,781      277,293      278,574      266,744      293,639
Assets ................................   1,344,512    1,254,727    1,211,940    1,162,959    1,107,795
Deposits ..............................   1,099,048    1,063,055    1,046,605      978,958      960,295
Borrowings ............................      91,806       47,326       24,549       51,269       22,476
Shareholders' equity ..................     132,778      123,582      121,661      116,089      110,209


                                            2002         2001         2000         1999         1998
                                        ------------ ------------ ------------ ------------ ------------
Selected Ratios
Return on average:
   Total assets .......................       1.25%        1.18%         .93%        1.29%        1.09%
   Shareholders' equity ...............      12.85%       11.70%        9.49%       13.19%       10.85%

Before cumulative effect of
 accounting change, return on average:
   Total assets .......................       1.35%        1.18%         .93%        1.29%        1.09%
   Shareholders' equity ...............      13.87%       11.70%        9.49%       13.19%       10.85%

Average shareholders' equity to
   average assets .....................       9.75%       10.07%        9.85%        9.77%       10.07%

At December 31:
Shareholders' equity
   to assets ..........................       9.88%        9.85%       10.04%        9.98%        9.95%
Allowance for loan losses to total
   loans, net of unearned income ......       1.41%        1.37%        1.29%        1.26%        1.34%
Allowance for loan losses
   to nonperforming loans .............     338.22%      178.63%      147.89%      126.47%      261.95%
Nonperforming loans to total
   loans, net of unearned income ......        .42%         .77%         .87%        1.00%         .51%
Dividend payout .......................      35.59%       38.52%       47.76%       35.24%       36.89%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)

Overview

Economy

The year 2002 faced its own challenges as the economy began its slow recovery. The threat of war with Iraq kept consumers spending more conservatively, corporations holding back on expansion, and Americans watching as fuel prices increased. At its November meeting, the Federal Reserve Bank, concerned with the slow recovery and the need for a stimulus, dropped the discount rate 50 basis points to .75%. This was the only change in rates for the year. The federal funds rate followed the 50 basis point decline, falling to 1.25% with the prime interest rate changing from 4.75% to 4.25%.

On the national front, growth in Gross Domestic Product ("GDP") ranged from 5% in the first quarter to .7% for the fourth quarter. Consumer sentiment was down from earlier months in the year as it dropped from a high of 96.9 in May to a low of 80.6 in October. The index ended the year at 86.7. The unemployment rate, fluctuating between 5.6% and 6%, ended the year at 6% as major corporations continued to lay off workers.

A positive sign of the recovery was the industrial production growth. While the nation experienced negative growth during the first half of the year, production rebounded to 2.1% by the end of 2002. In addition, the Institute for Supply Management ("ISM") index improved to 54.7, up from prior months of approximately
49. This factor's importance lies in its measurement of whether the economy is growing or contracting. A ratio of 50 or greater is indicative of a growing economy. Still lagging, however, was the capital utilization that hovered around 75.5%. This is indicative of slow corporate spending on plant and equipment until the economy improves and sales volumes rise.

While the economy of north Mississippi is diversified, furniture manufacturing is an important element. By the end of 2002, housing starts, permits, and new home sales were up. Normally, furniture orders follow the housing market. The major housing growth areas for the Company are located in Lee and DeSoto Counties.

Unemployment rates within our market ranged from 3.8% to approximately 12% at year-end. The unemployment rates, where we have our largest presence, are currently below the national average. Lee County, the corporate headquarters for the Company, as well as surrounding counties, saw a 5% increase in both manufacturing and non-manufacturing jobs during 2002.

In addition, we are located in two of the top five retail markets in Mississippi, with 2002 sales up .8% and 14.7% in Lee and DeSoto Counties, respectively. It is expected that growth for 2003 will be 3.4% and 26.5%, respectively, for those counties.

Critical Accounting Policies

Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are utilized to assist us in the estimation process, management evaluates the results, and challenges assumptions used and other factors which could impact the estimation. Following are some of the more significant estimates used in preparing our financial statements.

The critical accounting policy that is most important to the presentation of our financial statements relates to the allowance for loan loss and related provision. See our discussion in the Credit Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate is carried at lower of cost or fair market value based on appraisals by certified appraisers. Property values are assessed periodically for impairment.

Our health insurance administrator is Blue Cross-Blue Shield. Coverage is self-funded up to a set stop loss per employee. We maintain an accrued liability that includes estimated claims to be paid. The accrued liability account is evaluated at year-end for adequacy using a lag analysis provided by the administrator. This data is used to calculate an estimated amount to be paid for 2002 during 2003.

William M. Mercer, Inc. prepares actuarial valuations of our pension cost under FASB Statement No. 87, as modified by FASB Statement No. 132, and our post retirement health cost under FASB Statement No. 106. The discount rate used in the 2002 valuation was 6.75%, down from 7.50% in 2001. Actual plan assets as of December 31, 2002 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. The pension plan covered under FASB Statement No. 87 was curtailed as of December 31, 1996.

We currently have a defined contribution pension plan, which requires the Company to contribute 5.00% of each qualified employee's salary to the plan. The accrual for that plan is based on actual qualified salaries for 2002. The 401(k) expense was calculated in the same manner.

We believe we employ appropriate methods for these calculations that should closely approximate the actual cost. We review the calculated results for reasonableness, and compare those calculations to prior period costs. We also consider the effect of current economic conditions on the calculations.

Performance Results

Record results were achieved in 2002 as earnings per share increased 17.74% over 2001. Earnings per share before the cumulative effect of an accounting change improved 27.02% over 2001. The significant factor contributing to the improvement is the effort dedicated to implementing and monitoring our strategic plan. Through our strategic plan, the management team laid the foundation for improving credit quality, raising net interest margin, controlling noninterest expenses, increasing noninterest income, and capital management. Despite the low interest rates and generally sluggish economic environment, we employed strategies to improve net interest income. Those strategies included a proactive approach to pricing of both assets and liabilities, continued restructuring of our investment portfolio, and pursuit of loan growth.

In the first quarter of 2002, the Company completed the transitional impairment test required by FASB Statement No. 142, "Goodwill and Intangible Assets." As a result of this test, we recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principle. The Company identified its reporting units as banking operations and insurance operations for purposes of measuring impairment of goodwill. The insurance operations are a wholly owned subsidiary of the Bank. The impairment was specific to the insurance subsidiary. The fair value of the insurance reporting unit was estimated using the expected present value of future cash flows. Because the insurance subsidiary acquisition was a tax-free exchange, there was no tax offset to the impairment cost recorded. The annual impairment test updated as of December 31, 2002, indicated no additional impairment.

Net income before the cumulative effect of the accounting change was approximately 10% greater than projected in the 2002 strategic plan. In addition, we increased our net interest and noninterest income 10.78% and 12.52%, respectively, over 2001. While noninterest expense increased 8.02%, largely attributable to normal salary increases, incentive bonuses, health insurance, pension costs, professional fees, and depreciation costs associated with technology, the net overhead ratio (noninterest expense less noninterest income, all divided by average assets) declined from 1.82% in 2001 to 1.77% in 2002.

A historical look at key performance indicators is presented below.

                            2002       2001       2000       1999       1998
                         ---------  ---------  ---------  ---------  ---------
  EPS* ................. $  3.15    $  2.48    $  1.83    $  2.38    $  1.88
  EPS GROWTH* ..........   27.02%     35.52%    (23.11%)    26.60%      6.21%
  ROA* .................    1.35%      1.18%       .93%      1.29%      1.09%
  ROE* .................   13.87%     11.70%      9.49%     13.19%     10.85%

*Amounts above exclude Cumulative Effect of Accounting Change. Including this effect, EPS, ROA & ROE were $2.92, 1.25%, and 12.85%, respectively. EPS growth reflects changes from the immediately preceding year.

Total assets increased to $1,344,512 at December 31, 2002, up 7.16% over the prior year, primarily from loans and securities. Moderate growth in deposits and capital, along with a higher volume of debt, funded this growth.

The Company has an ongoing stock repurchase program under which 129,947 shares were purchased during 2002 at an average price of $36.09 per share. The closing price of a single share of common stock on the American Stock Exchange was $40.75 on December 31, 2002, an increase of 10.14% over the price at December 31, 2001 and an increase of 126.39% over the closing price at December 31, 2000.

Results of Operations

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 49.02% of total revenue. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. We have experienced marked improvement in this area over the course of the last two years for several reasons. First and foremost was the asset liability management committee's assertiveness in making pricing decisions to enhance net interest income. Further enhancing net interest margin was the effect of changing the mix in our investment portfolio that began in 2001 and continued in 2002. Finally, we increased our emphasis on loan growth as a result of recognizing that we must improve our loan to deposit ratio in order to become a high performing bank. We added two seasoned lenders to our team in the DeSoto County market, located in the Memphis MSA, and two in the Lee County (Tupelo) market. One of the new employees in the DeSoto County market will be working in the capacity as an advisor to all our lenders in that area to improve our market share.

Net interest income on a tax equivalent basis increased $4,863 or 9.70%, from $50,158 in 2001 to $55,021 in 2002. Of the tax equivalent increase, $2,346 was due to the favorable growth in net earning assets with an increase of $2,517 due to changes in interest rates. The tax equivalent yield on earnings decreased from 8.11% to 6.90%, or 121 basis points. The cost of interest-bearing liabilities decreased from 4.31% in 2001 to 2.63% in 2002, or 168 basis points.

The improvement in net interest income was directly attributable to both the asset-liability committee's approach to proactively pricing its earning assets and interest-bearing liabilities and the negative gap position of those assets and liabilities. As interest bearing deposits and loans were repriced, the asset-liability committee carefully monitored the effect of that repricing. During 2002, we had more rate sensitive liabilities being repriced than assets which enhanced margin in the falling rate environment. Growth in public fund transaction accounts, coupled with Federal Home Loan Bank borrowings, provided the majority of growth in funding for 2002. Throughout the last two years, as time deposits matured, many clients have chosen to move their funds to more liquid deposit accounts as rates have fallen to a 50-year low. This resulted in a decrease of $10 million in time deposits from December 31, 2001 to December 31, 2002, and a more dramatic $20 million decrease in the average balance of time deposits for 2002 compared to 2001.

Net interest income on a tax equivalent basis increased $1,403 or 2.88%, from $48,755 in 2000 to $50,158 in 2001. Of the tax equivalent change, $232 was due to the favorable growth in net earning assets with an increase of $1,171 due to changes in interest rates. The tax equivalent yield on earning assets was down from 8.41% to 8.11%, or 30 basis points. The cost of interest-bearing liabilities dropped from 4.73% in 2000 to 4.31% in 2001, or 42 basis points. The decline in rates was directly attributable to the Fed's moves, and the asset-liability committee's approach to proactively pricing its earning assets and interest-bearing liabilities. In contrast to 2000, growth in transaction and money market accounts, coupled with Federal Home Loan Bank borrowings, provided the majority of growth in funding.

Average Earning Assets to Total Average Assets

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
       90.41%    90.77%    92.26%    92.41%    92.57%

Average earning assets as a percentage of total average assets are shown above for a five-year period. The decrease in 2001 was attributable to the purchase of $20,000 of bank owned life insurance (BOLI) mid-year of 2001. BOLI is classified as nonearning and included in other assets on the consolidated balance sheet. If the BOLI had been purchased at the beginning of 2001, the earning asset ratio for 2001 would have been approximately 90.12%. The improvement for 2002 over the adjusted 2001 ratio of 90.12% is attributable in part to cash management. The tax equivalent yields on earning assets were 6.90%, 8.11%, and 8.41%, for 2002, 2001, and 2000, respectively.

Net Interest Margin - Tax Equivalent

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
        4.66%     4.47%     4.41%     4.65%     4.70%

Net interest margin, the tax equivalent net yield on earning assets, increased 19 basis points during 2002 over the comparable period in the prior year. The increase was due in part to many changes made in 2001 such as an improvement in risk-based pricing on loans and changing the mix of the investment portfolio. The asset-liability management committee continued to be assertive in setting rates. In addition, the percent of average time deposits to average total deposits decreased from 54.48% in 2001 to 50.74% in 2002 of the portfolio, reducing interest expense that would have offset interest income by shifting funds to less costly accounts. Further enhancing net interest margin was the growth in loans, the Company's highest yielding asset.

Net interest margin, the tax equivalent net yield on earning assets, increased 6 basis points during 2001 over the comparable period in the prior year. An improvement in risk-based pricing on loans, a change in the mix of the investment portfolio, and an assertive approach to pricing funding sources resulted in the increase.

Net interest margin was down 24 basis points for 2000 from the comparable period in the prior year. During the last decade, the Company's net interest margin had generally been above peer banks; however, during 2000 as deposit costs rose, the margin declined to the peer average. The trend of a falling margin was due to interest rate changes and intense competition from other banks and non-banks.

Loans and Loan Interest Income

Loans are the most significant earning asset comprising 64.21%, 65.97% and 67.32% of total assets at December 31, 2002, 2001, and 2000, respectively. The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

Loan Portfolio

                                             2002       2001       2000       1999       1998
                                          ---------- ---------- ---------- ---------- ----------
Commercial, financial, agricultural .....  $139,457   $138,420   $144,130   $138,329   $123,886
Lease financing .........................    15,338     16,483     18,531     17,456     12,363
Real estate-construction ................    37,141     30,564     25,706     37,437     26,410
Real estate-mortgage ....................   574,470    533,232    501,454    460,348    405,352
Installment loans to individuals ........    96,902    108,997    126,033    145,515    161,145
                                          ---------- ---------- ---------- ---------- ----------
Total loans net of unearned income ......  $863,308   $827,696   $815,854   $799,085   $729,156
                                          ========== ========== ========== ========== ==========

Despite the sluggish economy, total loans increased from $827,696 to $863,308, or 4.30% during 2002. The most significant increase occurred in the second half of 2002, due in part to the hiring of lending staff in the DeSoto and Lee county markets. Consumer loans decreased approximately $12,000 during 2002, largely attributable to the curtailment of the sales finance division that occurred in 2000. This was approximately $8,143 for 2002 and $13,030 for 2001. The average loan to deposit ratio was 75.90% for 2002 as shown below. In order to improve net interest margin and net interest income, our strategic plan includes raising our loan to deposit ratio to 85.00% by December 2004. Progress toward this goal is noted in the actual loan to deposit ratio at December 31, 2002 of 78.55%. New loans recorded in 2002 totaled $246,032, of which 61.23% were secured by real estate.

Average Loan to Deposit Ratio

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
       75.90%    76.68%    79.18%    77.43%    73.86%


Loans increased from $815,854 in 2000 to $827,696 in 2001, or 1.45%. Commercial loans, specifically first mortgage commercial real estate, provided the majority of the growth, up 19.56%. First mortgage residential loans experienced growth as well, but on a more moderate basis.

During 2000, we sold approximately $7,951 in student loans, and curtailed the sales finance division (indirect lending), reducing the loan growth to 2.10%. Mortgage loans grew 8.93% over 1999 and were the major growth sector.

Despite interest rate increases and the sale of approximately $18,000 in credit card loans, loan growth in 1999 was 9.59% over 1998. The most significant percentage increase loans occurred in real estate construction and mortgages.

Managing the interest rate risk of the loan portfolio has been a challenge during the last two years with rates dropping to unprecedented lows. Prime was reduced eleven times during 2001 and once more in November 2002, falling from 9.50% at December 31, 2000 to 4.25% at December 31, 2002. As in 2001, clients continued to request financing with extended terms in the low interest rate environment. We employed the use of Federal Home Loan Bank borrowings to match-fund loans where terms were extended for clients, primarily larger commercial and real estate loans.

Average yields on loans decreased from 9.00% in 2000 to 8.71% in 2001, and then to 7.39% in 2002. The most significant changes occurred in commercial loans as the average yield dropped from 9.07% in 2000 to 8.66% in 2001, and to 7.05% in 2002. Consumer loan yields actually increased from 9.14% in 2000 to 9.21% in 2001, then declined to 8.24% in 2002. The increase in our consumer loan yield for 2001 was attributable to improvements made in risk-based pricing of our loans.

The tax equivalent loan interest income was $61,865, $71,156, and $73,524 for the years ended December 31, 2002, 2001, and 2000, respectively. The tax equivalent loan interest income decreased $9,291, or 13.06% in 2002 from 2001 fostered by the low interest rate environment. Coupled with this low interest rate environment was the slight change in the mix of the loan portfolio. In 2002, we experienced a decrease in higher-yielding consumer loans of $12,095, with approximately $8,143 due to the decrease in the sales finance division.

Tax equivalent loan interest income decreased $2,368, or 3.22% in 2001 from 2000, again, primarily due to rate decreases. For 2000, loan volume and pricing accounted for increases in income of $4,466 and $1,850, respectively. The tax equivalent yield on those loans was up 22 basis points to 9.00%.

Investments and Investment Interest Income

Investment income is the second largest component of interest income. The securities portfolio is used to provide term investments, to provide a source for meeting liquidity needs, and to supply securities to be used in collateralizing public funds.

Securities by Sector Allocation (at Fair Value)

                 Sector                               2002     2001     2000
                 ------                             -------  -------  -------
U. S. Treasury securities ........................    -- %       5%      18%
U. S. Government agencies ........................     15%      19%      18%
Mortgage-backed securities .......................     52%      42%      30%
Obligations of states and political subdivisions .     28%      30%      31%
FHLB and other preferred stock ...................      5%       4%       3%
                                                    -------  -------  -------
                                                      100%     100%     100%
                                                    =======  =======  =======


In 2002, securities income on a tax equivalent basis increased $298 over securities income on a tax equivalent basis in 2001. The average balance in the investment portfolio was up $41,227, or 14.57%. The tax equivalent yield on the portfolio was 5.97%, down 76 basis points from 2001. During 2002, and 2001 as well, we made a number of changes in our investment portfolio. As Treasury securities matured, the funds from the maturities were invested in mortgage-backed and agency securities. At December 31, 2002 the Company had no Treasury securities.

In 2002, we changed our investment policy to allow us to increase our position in mortgage-backed securities and collateralized mortgage obligations ("CMOs"). Mortgage-backed securities and CMOs were the primary investments purchased in 2002 with 72.23% of investments coming from this sector. Of the growth in this sector, approximately $30,000 of GNMA securities was funded by Federal Home Loan Bank funds, providing a spread on the arbitrage of 2.127%. The use of this sector of securities has allowed us to increase our cash flow going forward providing funds for loan growth as well as opportunities for repricing as rates begin to rise. In addition, mortgage-backed securities have a higher yield than Treasury and Agency securities.

Other growth for 2002 has come from U. S. Obligations of Government Agencies, and Obligations of States and Political Subdivisions that provide both securities for meeting pledging requirements of municipalities and favorable tax treatment. In addition, we purchased both fixed and variable trust preferred securities to enhance our yield.

For 2001, securities interest income on a tax equivalent basis increased $147 over securities income over a tax equivalent basis in 2000. The average balance in the investment portfolio was up $2,611, or .93%. The tax equivalent yield on the portfolio was 6.73%, down one basis point from the prior year.

In the first quarter of 2001, we changed policy criteria for holding certain types of securities. Not deviating from soundness, in 2001, we reinvested the majority of maturing government securities into mortgage-backed securities to enhance both yield and cash flow. In addition, at the beginning of 2001, we adopted FASB No. 133, "Accounting for Derivative Instruments and Hedging
Activities," and made the decision under the opinion to reclassify all securities held to maturity to available for sale. This reclassification provided more flexibility in managing the investment portfolio, particularly in this low interest rate environment.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Deposits funded 81.74%, 84.72% and 86.36% of total assets at December 31, 2002, 2001 and 2000, respectively. Total deposits were $1,099,048, $1,063,055 and $1,046,605 as of December 31, 2002, 2001 and 2000, respectively. Deposit growth for 2002 was 3.39%, an improvement over the 2001 growth of 1.57%.

Noninterest-bearing deposits were $147,565, $145,690 and $131,718 at December 31, 2002, 2001 and 2000, respectively, and funded 10.98%, 11.61% and 10.87% of total assets at those dates. The average balance for 2002 was up $9,273 over 2001 while the average balance for 2001 was up 2.11% over that of 2000. Noninterest-bearing accounts grew most significantly in the free checking, personal, and over 65 accounts in both 2002 and 2001. In 2002, we also saw significant increases in Prime Time accounts and Small Business accounts, both which were targeted in various promotions. In recognition of our shareholders' on-going support, we made a special offer of free checking for life with their participation in our dividend reinvestment plan in 2001.

Average Interest-Bearing Deposits to Total Average Deposits

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
       86.10%    86.47%    86.32%    85.38%    85.83%

Interest-bearing deposits at December 31, 2002, 2001, and 2000 were $951,483, $917,365 and $914,887, respectively. Growth for 2002 was 3.72%, primarily due to public funds. Time deposits were down at December 31, 2002 approximately $10,000 to $550,457 compared to December 31, 2001. The balances in the "You Can't Lose" time deposits were up $75,226 over balances at December 31, 2001. The "You Can't Lose" deposit type, which allows the client one rate increase during the term of the deposit, has been a popular product during last the two years.

In 2001, growth remained flat as clients looked for higher yielding alternatives. As the federal funds rate dropped during the year, rates paid on all types of interest-bearing transaction accounts and time deposits followed. By the end of 2001, market rates paid on these accounts ranged from 1.00% to 2.00% while time deposit rates ranged from 1.85% to 4.00%. Offsetting the low growth in deposits was a record year in annuity sales in 2001 of approximately $14,600, up from approximately $7,700 in 2000. This product proved to be the right alternative for many of our clients since the stock market was in a downturn and interest rates on deposit accounts had fallen significantly.

Interest-bearing deposits increased 9.05% during 2000, principally from certificates of deposit. During 2000, we offered a number of deposit specials that were attractive to our client base, particularly in certificates of deposit. This offering was the result from the highly competitive market for deposits. Loan demand was high early in 2000, fueling the need for banks to raise deposits to support loan growth.

Our average time deposit balance as a percent of average total deposits moved from 52.90% in 2000 to 54.48% in 2001. While 2001 showed improvement in net interest income; only a portion of the time deposits had been repriced. Many of those higher rate specials offered in 2000 had one-year terms or greater so, while we began to get some relief in 2001, there were still many time deposits that did not reprice until late 2001 and early 2002. The ratio of average time deposits to average total deposits was 50.74% in 2002, comparable to the 1999 level.

Interest expense for deposits was $24,034, $39,326, and $42,169, for 2002, 2001, and 2000, respectively. The cost of interest-bearing deposits was 2.53%, 4.27%, and 4.74% for the same periods.

Borrowed Funds and Interest Expense on Borrowings

Advances from the Federal Home Loan Bank ("FHLB") were $86,308, $41,145 and $19,946 for the years ended December 31, 2002, 2001 and 2000, respectively. Advances from the FHLB were up 109.77% and 106.28% over the prior year balances in 2002 and 2001, respectively. As rates fell to 50 year lows in 2001 and remained at those levels until falling another 50 basis points in November, 2002, both consumer and commercial loan clients were refinancing at lower rates with extended maturities. In order to offset this interest rate risk, funds were borrowed from the Federal Home Loan Bank to match-fund those loans, negating interest rate exposure when rates rise. Such match-funded loans are usually large commercial or real estate loans. As discussed earlier, the Company set up an arbitrage, funding the purchase of mortgage-backed securities with FHLB funds. The total borrowed for the arbitrage was $30,000 with a weighted average interest rate of 2.51%. The weighted average maturity and rate of total funds borrowed from the Federal Home Loan Bank in 2002, 2001, and 2000 was 52 months with an average cost of 3.09%, 63 months with an average cost of 3.88%, and 216 months with an average cost of 7.64%, respectively.

The treasury tax and loan account balances for 2002, 2001, and 2000 were $5,498, $6,181, and $4,603, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve's need for funds. Interest expense on total borrowings (inclusive of advances from the Federal Home Loan Bank and treasury tax and loan) was $2,491 in 2002, up from $1,596 in 2001 due to increased borrowing which more than offset the decline in interest rates. Interest expense in 2001 was $1,596, $367 less than the expense for 2000 due to both lower rates and a 32.37% decrease in average borrowed funds.

Toward the end of 2002, more reliance was placed on borrowed funds. The balance in borrowed funds for 2002, including the treasury tax and loan account and loans from the Federal Home Loan Bank, was up $44,480 or 93.99%. The average balances of borrowed funds were $59,563, $29,347 and $43,396 for 2002, 2001, and 2000, respectively. Interest expense was up from $1,596 in 2001 to $2,491 in 2002. The cost of those funds in 2002 was 4.18%, down from 5.44% in 2001.

Provision for Loan Losses to Average Loans

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
        .52%      .59%      .78%      .42%      .38%

The provision for loan losses was $4,350, $4,790, and $6,373 for 2002, 2001, and 2000, respectively. Despite a recession during the year 2001 and a notable lack of recovery in 2002, loan quality improved as both net charge-offs and non-performing loans decreased first during 2001, and again during 2002. During 2002 and 2001, the most significant charge-offs were from real estate mortgage loans, which comprise approximately 67% of our loan portfolio. Consumer loan charge-offs improved from the prior year for both 2002 and 2001 due to the curtailment of the Sales Finance Division.

During 2000, we experienced deterioration in credit quality for both commercial and mortgage loans. However, the largest growth in net charge-offs was from consumer loans, particularly in the sales finance loans.


Noninterest Income (Less Securities Gains/Losses) to Average Assets

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
        2.09%     1.96%     1.55%     1.37%*    1.35%

* Ratio does not include the gain on the sale of the credit card portfolio.

In 2002, there was much emphasis placed on our existing client base. While we did not expand our market territory, we made changes aimed at increasing our share of our current market. Rather than introduce new product lines, we developed plans directed at selling our existing products, with emphasis on our seniors and Prime Time Gold programs aimed at attracting the more affluent market. We conducted over fifty events throughout our market area for this group in 2002. The events included health fairs as well as programs on topics such as fraud, "street smarts", identity theft, estate planning, long-term care, Medicare supplements, wealth management, and retirement fundamentals. In addition, we published and mailed a quarterly newsletter for both clients and non-clients in this segment of our market. We have noted an increase in services provided and in new clients as a result of these programs. We expect future growth from these programs over the next two to five years.

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains, and all other non-interest income. We made significant improvement in enhancing our noninterest income during both 2002 and 2001. Noninterest income for 2002 was $27,442, up $3,053 over 2001 for a growth rate of 12.52%. Noninterest income for 2001 outpaced 2000 by $5,860, or 31.63%. Noninterest income represented 25.92%, 21.75% and 17.16% of total revenue for 2002, 2001, and 2000, respectively. During both 2002 and 2001, management continued to work at the implementation of our strategic plan, particularly in the services offered and fees assessed. The successful completion of theses initiatives has resulted in substantial growth for both years.

As an extension of our strategic plan, our franchises developed their own vision and mission statements, and business plans for achieving their goals. Those plans include specific programs for fostering additional client relationships. The execution of this program has resulted in greater sales not only in service charge revenue, but also other fees as well.

In 2002, fees generated from deposit services increased $1,299, or 8.74% over 2001. The additional income generated was derived primarily from service charges on deposit accounts (including overdraft fees), fees earned from use of our debit cards inclusive of interchange fees, and fees generated through our merchant business. Only minor changes were made to the fee structure on deposit account products during 2002.

For 2001, fees generated from deposit services increased $2,252, or 17.86% over 2000. The restructuring of fees on selected transaction accounts and account activity provided the growth. Some administrative fees were assessed to cover the cost of handling client accounts such as returned bank statements and return items.

Fees earned from loan services in 2002 were $700, or 20.45% greater than fees earned in 2001. Fees associated with originating loans were restructured at the end of the first quarter of 2002 in order to help offset operating costs associated with offering loan products. The new fee structure is tiered both on commercial and consumer loans and based on loan size.

In 2002, we added origination and closing fees on both commercial and consumer loans. This fee is tiered, and the charge depends on the size of the credit. The increase in fees attributable to the restructured fees and additional loan volume was approximately $916. In addition, the income in 2002 includes $139 in a prepayment penalty on a loan that was funded through the Federal Home Loan Bank. Finally, income on the sale of mortgage loans remained strong in 2002 due to both the originating and refinancing of approximately $77,000 in mortgage loans. While the gains on mortgage loans were up moderately over 2001, the amortization of mortgage servicing rights was up $173, or 671.30% over 2001. We recorded additional impairment of $159 during the fourth quarter of 2002 related to prepayments on the mortgage loans being serviced by the Company. In contrast to the past, most mortgage loans originated are sold with servicing released. The Company, however, still services approximately $80,000 in loans originated prior to 2002.

Fees earned from loan services for 2001 were $1,172, or 52.04%, greater than 2000. Document preparation fees, mortgage loan fees and gains on sales of mortgage loans were the main contributors to the increase. The mortgage loan business gained momentum during 2001 as rates fell to unprecedented lows. In 2000, we experienced a decrease in fees generated from mortgage originations of approximately $198, primarily due to interest rates.

Income earned on insurance products increased $458 or 13.46%, $1,406 or 70.45%, and $1,651 or 478.01% in 2002, 2001, and 2000, respectively. We implemented an insurance integration plan in 2001 aimed at improving our cross-selling performance between the Bank and the insurance company and continue to use and refine that plan. A secondary benefit resulting from increased sales is the opportunity to improve contingency income. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients during the previous year. The change in income for insurance products in 2002 includes an increase of $91 for contingency income.

Our Financial Services division encompasses trust services, annuities and mutual funds, and specialized insurance products for business and estate secession. A manager was placed over this division in 2001 with the responsibility of fostering growth through building client relationships. The team was assembled at the end of 2002. In 2002, the revenue generated by this division decreased $96, or 6.14%. Revenue from mutual fund and annuity sales decreased $234. Trust revenue was up $118 in 2002 over 2001, offsetting some of the decrease from other products. The increase in trust revenue was attributable to new accounts as well as an additional 7.5 basis points received on accounts from our money manager. The renegotiation of the rate received from our money manager occurred mid-year. Income for this division for 2001 was $95, or 6.47%, greater than the prior year due to mutual fund and annuity sales. Trust revenue in 2001 declined $161, or 15.73% from the previous year. The reduction was due to the loss in value of the trust assets under management. As the stock market declined, the value of the trust accounts decreased. Fees charged by the Trust division are based, in part, on the value of the assets in the trust accounts.

Cash surrender value earned on bank owned life insurance ("BOLI") in 2002 was $517 greater than that earned in 2001 due to the period that BOLI was held by the Company. We purchased $20,000 in BOLI in late May 2001 for the purpose of offsetting the rising cost of health insurance. BOLI income earned in 2001 was $707.

A death benefit of approximately $200 was received during 2002 on a participant in the Company's deferred compensation plan. Also, cash surrender value earned on life insurance purchased through the Bank's deferred compensation plan in 2002 was approximately $40 less than 2001; the income recorded in 2001 was approximately $53 greater than that recorded in 2000. Both items discussed above were classified as other income.

Securities gains of $93 for 2002 resulted from $46,870 in security sales. These were primarily mortgage-backed securities that were sold to eliminate those securities with maturity concentrations or accelerated prepayments. Sales also included securities in the agency, obligation of state and political subdivision, and other preferred stock sectors.

Securities gains of $94 for 2001 resulted from $18,620 in security sales. These securities included odd lot mortgage-backed securities, preferred stock, and collateralized mortgage obligations. The proceeds from these funds were used to reinvest in other mortgage-backed securities and to fund bank owned life insurance.

Noninterest Expense to Average Assets

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
        3.86%     3.78%     3.55%     3.62%     3.68%

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment, and other noninterest expense. Noninterest expense was $50,496, $46,747, and $42,474 for 2002, 2001, and 2000,
respectively. Noninterest expense increased 8.02%, 10.06%, and 2.40% for 2002, 2001, and 2000, respectively.

Salaries and employee benefits represent 58.22%, 56.62% and 53.37% of total noninterest expenses at December 31, 2002, 2001, and 2000, respectively. As a percent of net interest-and noninterest income, salaries and employee benefits were 37.06%, 37.16% and 35.51% for the years 2002, 2001, and 2000, respectively.
Salaries and employee benefits cost for 2002 increased $2,933 over 2001.

Salaries for 2002 increased $922, or 5.05%, over 2001 due to normal annual salary increases and staff additions. The additions occurred in the two fastest growing markets of the Company, Desoto and Lee Counties, and were primarily lending staff to enhance the Company's loan growth. Incentive cost in 2002 increased $859, or 48.76%, over 2001 as a result of the improvement in the Company's performance. Commission expense in 2002 was $234, or 37.50%, greater than 2001 due to the additional revenue generated through insurance, mortgage and merchant sales. Our insurance producers, mortgage originators and merchant representatives are paid primarily on a commission basis. In addition, health and life insurance cost was $701, or 36.95%, greater than 2001. The increase in health and life insurance is due to the rising cost of insurance as well as increased claims filed for 2002. Retirement plan cost in 2002 was $201 greater than 2001 due to the increase in the Company's match for the 401(k) plan as well as cost associated with the defined contribution plan.

For 2001, salaries and employee benefits were up $3,799, or 16.76% over 2000. Regular salaries and insurance commissions were up 6.12% and 119.70%, respectively in 2001. The size of both increases is due primarily to normal salary increases, the timing of adding insurance agencies and the opening of new banking facilities during 2000. Employee overtime continued to drop from prior year levels, offsetting a part of the increase. The most significant change in salaries and benefits came from the incentive plan, up $1,764, and related employment taxes. There was no incentive expense for 2000. Increases in other costs including health insurance, pension, post retirement benefits, and ESOP funding contributed to the growth.

Data processing cost for 2002 was up $263, or 7.52%, over 2001. The increase is attributable to volume for our merchant business as well as services with our core service provider. The upgrade of our deposit platform system increased cost, as did the implementation of a new consumer internet banking platform. In addition, a new loan platform system will be installed in the first quarter of 2003.

In 2001, data processing expenses increased 9.97%, or $317, over 2000. During 2001, we installed a teller platform system purchased from our core service provider, Metavante. While costs related to the use of this system increased, other costs decreased such as other losses and charge-offs as cash and fraud losses dissipated.

Occupancy expense in 2002 was down $62 from 2001 due largely to the sale of a building in January, 2002. Occupancy expense in 2001 was up a modest 1.77%, or $55, over 2000. This change was due to an increase in depreciation for buildings and furniture, janitorial costs, and utilities. These costs were partially offset by decreases in rent expense and building supplies, and the recognition of a loss on the sale of a building during 2001.

Computer and equipment expenses have increased $146, $151, and $765 over the prior year expense for the years 2002, 2001, and 2000, respectively. These increases resulted from computer and software depreciation, maintenance and support fees. We have made several technological enhancements during 2002 and 2001 including the installation of a teller platform system, and upgrading both our deposit platform system and the credit-scoring module. We also upgraded data storage to a robotic DVD device, providing near on-line access to data (check images), and purchased software to enhance read rates in item processing. These upgrades have enhanced productivity, reduced losses, and provided better service for our clients. We have noted improvement in both cash short and losses and charge-offs as a result of the teller platform and deposit platform systems.

We are in the process of implementing a new loan platform system, which will be operational in the first quarter of 2003. Additionally, information security has been enhanced through software, hardware, and retention of services by experts in that field. It has been, and will continue to be, our practice to seek technological improvements, to evaluate the benefits, and to progress with implementation of systems that are deemed beneficial for our clients and shareholders. This practice is directly influenced by our vision to be the financial services advisor and provider of choice in the communities we serve. As noted, the increase in computer and equipment expense for 2002 and 2001 is less than the increase for 2000. In 2000, we experienced an increase in depreciation largely attributable to assets purchased in December 1999. The largest additions included the wide area network, document imaging software, and credit scoring software. Due to the specifications of the software, a significant investment was also made in microcomputers.

Other noninterest expense in 2002 was $469, up 4.43%, over 2001. Increases were noted in public relations due largely to sponsorship of a hospice house, contribution to Future Focus, and the publication of a newsletter for senior citizens. Telephone and data line cost increased due to enhancements made in our call center and upgrades to either 256K data lines or T1 data lines at most locations for enhanced efficiency. Other fees also increased due to fees paid to consultants based on revenue enhancements generated from implementing their recommendations and fees paid to information technology consultants specificially to address our strategic technology plan, infrastructure (including network) assessment, and security. Other insurance expense, other than building and auto, increased 28.79% over 2001. Decreases in 2002 include OREO expense, down $195 due to impairment recorded in 2001 of $280, other losses and charge offs down $96 from 2001, and intangible amortization down $325 from 2001 as a result of compliance with FASB Statement No. 142. The Company will continue to amortize an intangible originating from a purchase in compliance with FASB Statement No. 147. All other intangible assets will be evaluated periodically for impairment based on the present value of future cash flows.

Remaining relatively flat for 2001, other noninterest expense in 2001 decreased ..46%, or $49, over 2000. Increases recorded included the recognition of impairment on other real estate owned, mortgage fees, intangible amortization, postage expense, and title insurance cost. These increases were offset by reductions in travel, dues, fees, marketing, telephone, stationery and supplies.

Efficiency Ratio

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
       61.24%    62.71%    63.13%    63.82%    64.56%

Our efficiency ratio continues to improve from prior year levels. This ratio is a standard performance measurement tool which encompasses tax-equivalent net interest income, noninterest income (excluding security gains) and noninterest expense. The increase in tax-equivalent net interest income and noninterest income, less security gains continue to provide the catalyst for the improvement. Tax-equivalent net interest income has improved as the result of proactive pricing decisions made by our Asset Liability Committee as well as strategic structuring of cash flow from investments and borrowed funds. We have also benefited from being in the position of repricing liabilities faster than assets in the rate environment we have been operating under. Noninterest income has improved due to our offering of new products as well as acquiring new clients. As evidenced in our slogan "more than a bank", we have expanded our product line from traditional banking services to a full line of financial services including insurance products, financial planning, investments and fiduciary services. Noninterest expenses in 2002, while up 8.02% over 2001, were more than offset by the improvement in revenue. While we emphasized operating expense control, we also recognized that additional cost was necessary in order to expand our product line and improve our level of service. As the efficiency ratios above show, the additional cost incurred by the Company over the last five years was more than offset by the additional revenue generated.

Income tax expense for 2002,  2001,  and 2000 was  $6,819,  $5,109,  and $3,800,
respectively. The effective tax rates for those years were 27.85%, 25.94%, and 25.36%. During the last three years, we continued to invest in tax-exempt securities, and tax-free leases and loans. The average tax-exempt securities as a percentage of the investment portfolio increased from 31.49% in 2000 to 32.61% in 2001, and then decreased to 28.43% in 2002. In 2002, we recorded a nontaxable death benefit from life insurance. In 2001, we purchased $20,000 in bank owned life insurance. This purchase resulted in recording $1,224 and $707 in tax-exempt income for 2002 and 2001, respectively.

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

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under FASB Statement No. 5, "Accounting for Contingencies". The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The balance of these loans determined as impaired under FASB Statement No. 114 and their related allowance is included in management's estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, unemployment rate in our market, loan segmentation, and historical losses that are inherent in the loan portfolio. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $12,203 and $11,354 at December 31, 2002 and 2001, respectively.

Allowance for Loan Losses to Loans

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
        1.41%     1.37%     1.29%     1.26%     1.34%

The net charge-offs for 2002 and 2001 were $3,501 and $3,972, respectively. Below is a chart showing net charge-offs as a percent of total net charge-offs by each category. Charge-offs and recovery amounts by loan category are presented on page 30.

Net charge-offs                           2002        2001       2000       1999       1998
---------------                         --------    --------   --------   --------  --------
Commercial, financial, agricultural ...   26.96%      22.96%     36.25%     25.17%    14.06%
Lease financing .......................    --          --         --         --        --
Real estate-construction ..............    2.60        1.46       0.56       1.18      1.11
Real estate-mortgage ..................   49.87       42.17      27.92       6.36      8.65
Installment loans to individuals ......   20.57       33.41      35.27      67.29     76.18
                                        --------    --------   --------   --------  --------
   Total net charge-offs ..............  100.00%     100.00%    100.00%    100.00%   100.00%
                                        ========    ========   ========   ========  ========

Higher credit standards resulted in lower net charge-offs for 2002 of $471, or 11.86% from 2001. For 2002, the most significant change in net charge-offs was in the consumer loan sector, which decreased $607, or 36.17% from 2001. This improvement was primarily due to the sales finance loans that continued to decrease; losses in sales finance loans decreased 43.08% from 2001. Net charge-offs in real estate-mortgage loans in 2002 were up $71, or 1.76%, primarily due to the increased loan volume in that sector of $41,238, or 7.73%. Net charge-offs for commercial, financial and agricultural and real estate construction loans were relatively unchanged from 2001. Loan losses for 2001 were significantly below 2000, dropping 32.62%, or $1,923. Commercial loan and consumer loan net charge-offs decreased 57.32% and 36.17%, respectively, in 2001. The majority of the consumer loans charged off in both 2001 and 2000 were in used automobiles and sales finance loans. Net charge-offs for 2001 in real estate mortgage and real estate-construction loans were in line with net charge-offs from those categories in 2000. The charge-offs in real estate mortgage loans for both 2001 and 2000 consisted of older credits comprised of 1
- 4 family and nonfarm residential properties. These losses resulted from poor underwriting. During 2001, we enhanced our underwriting criteria by implementing higher credit standards, by evaluating loan officer credit limits, and by more closely evaluating real estate appraisals. Management continues to monitor loans and utilize diligent collection efforts.

Net Charge-offs to Average Loans

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
        .42%      .49%      .72%      .38%      .30%

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

During 2002, we continued to refine the credit scoring process that was implemented in 1999. Toward the end of the year, formalized underwriting standards for small business loans were implemented. The credit scoring is used as a tool for evaluating credit risk and is proving itself as an effective tool. Management has recognized the improvement in loan quality as loans are being scored.

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

Before funds are advanced, loans are scored by the underwriters. Grades are assigned based on the scoring of the loans that are funded. This information is used to assist management in monitoring the credit quality. Loan requests of amounts greater than the officers' lending limits are reviewed by an in-house loan committee. This committee is comprised of executive management. Decisions on funding loan requests are made or declined at this level provided they are within approved lending limits. Loan requests that exceed this group's lending authority are submitted to a loan committee comprised of members of the Board of Directors.

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

Foreclosure proceedings are initiated after all collection efforts have failed and the sale of the collateral has resulted in a deficiency balance. Loans that have a deficiency balance are sent to the loan committee comprised of the Board of Directors for charge-off approval. These charge-offs reduce the allowance for loan losses.

All loans are classified into grades by lending personnel. These grades are used in the calculation for the adequacy of the allowance for loan losses. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to each grade to determine the amount needed in the allowance for loan losses. Loan review personnel monitor the grades assigned to loans through periodic examination. The allowance factors are established based on our loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios, as well as regulatory guidelines for criticized loans. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its fair value.

The adequacy of the allowance for loan losses is calculated quarterly. These calculations are reviewed by management and the internal loan review staff. If the allowance is deemed inadequate, management increases the allowance by a charge to the provision for loan losses.

On a monthly basis, management and the Board of Directors review loan ratios. These ratios include the loan to deposit ratio, the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans, and the allowance coverage on nonperforming loans. In addition, management reviews past due ratios by officer, community bank, and Company.

Non-Accrual, Past Due and Restructured Loans to Loans

        2002      2001      2000      1999      1998
       ------    ------    ------    ------    ------
        .42%      .77%      .87%      1.01%     .53%


Summary of Loan Loss Experience
(In Thousands)

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

                                            2002            2001            2000           1999           1998
                                       ------------    ------------    ------------   ------------   ------------
Balance at beginning of year .........    $ 11,354        $ 10,536        $ 10,058       $  9,742       $  9,221

Provision for loan losses ............       4,350           4,790           6,373          3,192          2,591

Charge-offs
     Commercial, financial,
          agricultural ...............       1,025             951           2,237            882            433
     Lease financing .................        --              --              --             --             --
     Real estate-construction ........         142              59              37             41             34
     Real estate-mortgage ............       1,972           1,719           1,746            223            267
     Installment loans to individuals.       1,028           1,574           2,338          2,288          1,803
                                       ------------    ------------    ------------   ------------    ------------
Total charge-offs ....................       4,167           4,303           6,358          3,434          2,537

Recoveries
     Commercial, financial,
           agricultural ..............          81              39             100            158            142
     Lease financing .................        --              --              --             --             --
     Real estate-construction ........          51               1               4              7             11
     Real estate-mortgage ............         226              44             100             40             88
     Installment loans to individuals.         308             247             259            353            226
                                       ------------    ------------    ------------   ------------    ------------
Total recoveries .....................         666             331             463            558            467
                                       ------------    ------------    ------------   ------------    ------------
     Net charge-offs .................       3,501           3,972           5,895          2,876          2,070
                                       ------------    ------------    ------------   ------------    ------------
Balance at end of year ...............    $ 12,203        $ 11,354        $ 10,536       $ 10,058       $  9,742
                                       ============    ============    ============   ============    ============

The following table presents in thousands the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented. There is a significant difference in the reserve allocated for commercial, financial, agricultural and for real estate-mortgage for 2002 compared to prior years. In prior years, the reserve was allocated based on our internal "watch list" and was classified based on the business purpose of the loan. In 2002, the reserve was allocated based on FDIC Call Report classifications, consistent with the grouping of loans presented in this report.

                                            2002        2001        2000        1999        1998
                                         ---------   ---------   ---------   ---------   ---------
Commercial, financial, agricultural ...   $ 2,724     $ 6,838     $ 6,470     $ 7,170     $ 6,852
Lease financing .......................       279         330         371         349         247
Real estate - construction ............       343        --          --          --          --
Real estate - mortgage ................     7,603       1,704       1,246         195         283
Installment loans to individuals ......     1,055       2,346       2,238       1,982       1,933
Unallocated ...........................       199         136         211         362         427
                                         ---------   ---------   ---------   ---------   ---------
Total .................................   $12,203     $11,354     $10,536     $10,058     $ 9,742
                                         =========   =========   =========   =========   =========

Loans by Category to Total Loans

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

                                             2002          2001          2000          1999          1998
                                         -----------   -----------   -----------   -----------   -----------
Commercial, financial, agricultural ...      16.15%        16.73%        17.67%        17.31%        16.99%
Lease financing .......................       1.78          1.99          2.27          2.19          1.70
Real estate - construction ............       4.30          3.69          3.15          4.68          3.62
Real estate - mortgage ................      66.54         64.42         61.46         57.61         55.59
Installment loans to individuals ......      11.23         13.17         15.45         18.21         22.10
                                         -----------   -----------   -----------   -----------   -----------
Total .................................     100.00%       100.00%       100.00%       100.00%       100.00%
                                         ===========   ===========   ===========   ===========   ===========

Loan Loss Analysis
(In Thousands)                               2002          2001          2000          1999          1998
                                         -----------   -----------   -----------   -----------   -----------
Loans-average .........................  $  837,106    $  816,658    $  816,588    $  765,199    $  681,563
Loans-year end ........................     863,308       827,696       815,854       799,085       729,156
Net charge-offs .......................       3,501         3,972         5,895         2,876         2,070
Allowance for loan losses .............      12,203        11,354        10,536        10,058         9,742


Loan Ratios
                                             2002          2001          2000          1999          1998
                                         -----------   -----------   -----------   -----------   -----------
Net Charge-offs to:
  Loans-average .......................        .42%          .49%          .72%          .38%          .30%
  Allowance for loan losses ...........      28.69%        34.98%        55.95%        28.59%        21.25%

Allowance for loan losses to:
  Loans-year end ......................       1.41%         1.37%         1.29%         1.26%         1.34%
  Non-performing loans ................     338.22%       178.63%       147.89%       126.47%       261.95%

Non-performing loans to:
  Loans-year end ......................        .42%          .77%          .87%         1.00%          .51%
  Loans-average .......................        .43%          .78%          .87%         1.04%          .55%

The following table shows the principal amounts of non-accrual and restructured loans at December 31:

                                             2002          2001          2000          1999          1998
                                         -----------   -----------   -----------   -----------   -----------
Nonperforming loans:
  Nonaccruing ........................    $   1,417     $     614     $   1,209     $     136     $     204
  Accruing loans past due 90 days or
    more .............................        2,191         5,742         5,915         7,817         3,515
                                         -----------   -----------   -----------   -----------   -----------
Total nonperforming loans ............        3,608         6,356         7,124         7,953         3,719

Restructured loans ...................         --            --            --             146           178
                                         -----------   -----------   -----------   -----------   -----------
Total ................................    $   3,608     $   6,356     $   7,124     $   8,099     $   3,897
                                         ===========   ===========   ===========   ===========   ===========

Management, the Loss Management Committee, and our loan review staff closely monitor loans that are considered to be nonperforming. When evaluating nonaccrual and restructured loans, the interest income foregone and recognized from 1998 through 2002 was not significant.

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower's financial condition. Such concessions may include reduction in interest rates, or deferral of interest or principal payments.

Real estate acquired through the satisfaction of loan indebtedness ("OREO") is recorded at the lower of cost or fair market value based on appraised value, less estimated selling costs. Any deficiency between the loan balance and the purchase price of the property is charged to the allowance for loan losses. Subsequent sales of the property may result in gains or losses. OREO increased to $3,180 at December 31, 2002, up from $2,886 at December 31, 2001. Proceeds from sales of OREO for 2002 were $3,440, with losses of $36. We acquired $3,796 in OREO during 2002 and sold $2,056 for a turnover rate of 54.16%. We incurred $16 in losses on the property both purchased and sold in 2002. OREO increased $610 in 2001 over the 2000 level. Proceeds from sales of OREO for 2001 were $2,402, with gains of $47. We acquired $3,184 in OREO during 2001 and sold $1,289, or 40.49%, of the ORE acquired in 2001.

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

We have an Asset/Liability Committee ("ALCO"), which is duly authorized by the Board of Directors to monitor our position and to make decisions relating to that process. The ALCO's goal is to maximize net interest income while providing us with an acceptable level of market risk due to changes in interest rates.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. To that end, management actively monitors and manages our interest rate risk exposure.

Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on our net interest income using several tools. One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the Maturity and Rate Sensitivity Analysis ("GAP Analysis"). Another test measures the impact on net interest income and net portfolio value ("NPV") of an immediate change in interest rates in 100 basis point increments. NPV is defined as the net present value of assets, liabilities, and off-balance sheet contracts.

Following is the estimated impact of immediate changes in interest rates at the specified levels at December 31:

                                           Percentage Change In:
                             -------------------------------------------------
Change in Interest Rates     Net Interest Income (1)    Net Portfolio Value(2)
   (In Basis Points)           2002         2001           2002         2001
---------------------------  --------     --------       --------     --------
           +200 ...........      .2%         2.3%          (8.4%)        2.0%
           +100 ...........      .2%         1.2%          (4.3%)        1.3%
           -100 ...........     (.4%)       (1.9%)          4.3%        (2.8%)
           -200 ...........    (5.5%)       (6.7%)          5.5%       (11.3%)

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

We continually evaluate interest rate risk management opportunities, including the possible use of derivative financial instruments. At December 31, 2002, we had not entered into any derivative contracts or hedging instruments.

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

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is the key to assuring liquidity. Approximately 66% of our time deposits are composed of accounts with balances less than $100. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. Another source available for meeting our liquidity needs is available for sale securities. The available for sale portfolio is composed of securities with a readily available market that can be converted to cash if the need arises. During 2002, the most significant purchase of investment securities was in the mortgage-backed sector. These securities provide a monthly cash flow of both principal and interest. We used this structure in order to provide liquidity to fund future loan growth as the economy improves. In addition, we maintain a federal funds position that provides day-to-day funds to meet liquidity needs and may also obtain advances from the Federal Home Loan Bank or the treasury tax and loan note account in order to meet liquidity needs.

Repayments and maturities of loans provide substantial sources of liquidity. Approximately 58.69% of our loans mature or reprice within the next twelve months.

Capital Resources

Total shareholders' equity of the Company was $132,778 and $123,582 at December 31, 2002 and 2001, respectively. Shareholders' equity increased 7.44% during 2002, and 1.58% during 2001. The growth in capital for both years was attributable to earnings and unrealized securities gains, less dividends declared and treasury shares purchased. Approximately 130,000 and 352,000 shares of stock were purchased during 2002 and 2001, respectively, for a total purchase price of $4,700 and $9,168, respectively. During 2000, we purchased approximately 218,000 shares of stock and issued approximately 71,000 shares in an acquisition. In addition, the change in the net unrealized gain (loss) on securities available for sale increased capital in 2002 by $3,272 and in 2001 by $2,202. Shareholders' equity as a percentage of assets was 9.88% and 9.85% at December 31, 2002 and 2001, respectively.

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

Tier 1 Leverage ratios were 9.28 % and 9.20% at December 31, 2002 and 2001, respectively, meeting the guidelines for a well-capitalized company. At December 31, 2002, the total Tier 1 and total risk-based capital were $120,719 and $131,734, respectively. Tier 1 and total risk-based capital at December 31, 2001, were $113,106 and $123,646, respectively.

Cash dividends have increased fifteen consecutive years (see selected financial data on page 15 for the previous five years). Book value per share was $23.82 and $21.66 at December 31, 2002 and 2001, respectively. The increase in capital for both years, excluding the effect of the net unrealized gain on securities available for sale, was internally generated due to a retention of earnings of 64.41% and 61.48% during 2002 and 2001, respectively.

SEC Form 10-K

A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JAMES W. GRAY, EXECUTIVE VICE PRESIDENT, THE PEOPLES BANK & TRUST COMPANY, P. O. BOX 709, TUPELO, MS 38802-0709.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the heading "Interest Rate Risk" in Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All other schedules have been omitted because they are not required or are not applicable.




                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001, and 2000

                                    CONTENTS

                                                              Page
                                                              ----
Report of Independent Auditors ............................... 36
Consolidated Balance Sheets .................................. 37
Consolidated Statements of Income ............................ 38
Consolidated Statements of Changes in Shareholders' Equity ... 39
Consolidated Statements of Cash Flows ........................ 40
Notes to Consolidated Financial Statements ................... 41

                         Report of Independent Auditors



Board of Directors and Shareholders
The Peoples Holding Company
Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of The Peoples Holding Company and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peoples Holding Company and subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note Q to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.


                                             /s/ Ernst & Young LLP

Memphis, Tennessee
January 21, 2003

                                                  The Peoples Holding Company
                                                  Consolidated Balance Sheets
                                               (In Thousands, Except Share Data)

                                                                         December 31
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------
Assets
    Cash and due from banks .................................... $    46,422    $    41,475
    Federal funds sold .........................................        --            7,000
    Interest-bearing balances with banks .......................      12,319         22,937
                                                                 ------------   ------------
                                       Cash and cash equivalents      58,741         71,412

    Securities available for sale ..............................     344,781        277,293

    Loans, net of unearned income ..............................     863,308        827,696
        Allowance for loan losses ..............................     (12,203)       (11,354)
                                                                 ------------   ------------
                                                       Net loans     851,105        816,342

    Premises and equipment, net ................................      29,289         28,346
    Other assets ...............................................      60,596         61,334
                                                                 ------------   ------------
                                                    Total assets $ 1,344,512    $ 1,254,727
                                                                 ============   ============
Liabilities and shareholders' equity
 Liabilities
    Deposits
        Noninterest-bearing .................................... $   147,565    $   145,690
        Interest-bearing .......................................     951,483        917,365
                                                                 ------------   ------------
                                                  Total deposits   1,099,048      1,063,055

   Treasury tax and loan note account ..........................       5,498          6,181
   Advances from the Federal Home Loan Bank ....................      86,308         41,145
   Other liabilities ...........................................      20,880         20,764
                                                                 ------------   ------------
                                               Total liabilities   1,211,734      1,131,145

 Shareholders' equity
   Common stock, $5 par value - 15,000,000 shares authorized,
        6,212,284 issued; 5,574,733 and 5,704,680 outstanding
        at December 31, 2002 and 2001, respectively.............      31,061         31,061
   Treasury stock, at cost .....................................     (17,556)       (12,856)
   Additional paid-in capital ..................................      39,930         39,850
   Retained earnings ...........................................      73,935         63,391
   Accumulated other comprehensive income ......................       5,408          2,136
                                                                 ------------   ------------
                                      Total shareholders' equity     132,778        123,582
                                                                 ------------   ------------
                      Total liabilities and shareholders' equity $ 1,344,512    $ 1,254,727
                                                                 ============   ============

See notes to consolidated financial statements.

                               The Peoples Holding Company
                            Consolidated Statements of Income
                            (In Thousands, Except Share Data)

                                                      Year ended December 31
                                               ------------------------------------
                                                  2002         2001         2000
                                               ----------   ----------   ----------
Interest income
   Loans ..................................... $  61,379    $  70,587    $  72,919
   Securities:
      Taxable ................................    12,263       11,582       11,671
      Tax-exempt .............................     4,444        4,724        4,385
   Other  ....................................       332          873          459
                                               ----------   ----------   ----------
                        Total interest income     78,418       87,766       89,434
Interest expense
   Deposits ..................................    24,034       39,326       42,169
   Borrowings ................................     2,491        1,596        1,963
                                               ----------   ----------   ----------
                       Total interest expense     26,525       40,922       44,132
                                               ----------   ----------   ----------
Net interest income ..........................    51,893       46,844       45,302
Provision for loan losses ....................     4,350        4,790        6,373
                                               ----------   ----------   ----------
                 Net interest income after
                    provision for loan losses     47,543       42,054       38,929
Noninterest income
   Service charges on deposit accounts .......    12,578       11,616        9,722
   Fees and commissions ......................     9,070        7,679        5,209
   Trust revenue .............................       981          863        1,024
   Securities gains ..........................        93           94         --
   BOLI income ...............................     1,224          707         --
   Merchant discounts ........................     1,275        1,183        1,084
   Other .....................................     2,221        2,247        1,490
                                               ----------   ----------   ----------
                     Total noninterest income     27,442       24,389       18,529
                                               ----------   ----------   ----------
Noninterest expense
   Salaries and employee benefits ............    29,400       26,467       22,668
   Data processing ...........................     3,761        3,498        3,181
   Net occupancy .............................     3,107        3,169        3,114
   Equipment .................................     3,180        3,034        2,883
   Other .....................................    11,048       10,579       10,628
                                               ----------   ----------   ----------
                    Total noninterest expense     50,496       46,747       42,474
                                               ----------   ----------   ----------
Income before income taxes ...................    24,489       19,696       14,984
Income taxes .................................     6,819        5,109        3,800
                                               ----------   ----------   ----------
   Income before cumulative effect
       of accounting change ..................    17,670       14,587       11,184
Cumulative effect of accounting change .......    (1,300)        --           --
                                               ----------   ----------   ----------
Net income ................................... $  16,370    $  14,587    $  11,184
                                               ==========   ==========   ==========

Basic and diluted earnings per share:
   Income before cumulative effect
       of accounting change .................. $    3.15    $    2.48    $    1.83
   Cumulative effect of accounting change ....     (0.23)        --           --
                                               ----------   ----------   ----------
   Net income ................................ $    2.92    $    2.48    $    1.83
                                               ==========   ==========   ==========

Weighted average shares outstanding .......... 5,609,289    5,873,423    6,108,196
Weighted average shares outstanding-diluted .. 5,614,266    5,875,088    6,108,196

See notes to consolidated financial statements.

                                           The Peoples Holding Company
                                 Consolidated Statements of Shareholders' Equity
                                        (In Thousands, Except Share Data)

                                                                                                          Accumulated
                                                     Common Stock                Additional                  Other
                                                ---------------------- Treasury    Paid-in    Retained   Comprehensive
                                                   Shares     Amount     Stock     Capital    Earnings   Income (Loss)     Total
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------
Balance at December 31, 1999 ................... 6,204,784  $  31,061  $   (230) $   39,959  $  48,580     $  (3,281)   $  116,089
Comprehensive income:
Net income .....................................                                                11,184                      11,184
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $1,985) ..                                                               3,215         3,215
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                11,184         3,215        14,399
Cash dividends ($.88 per share) ................                                                (5,341)                     (5,341)
Common stock issued for acquisition ............    70,500                1,720         (28)                                 1,692
Treasury stock purchased .......................  (218,385)              (5,178)                                            (5,178)
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------

Balance at December 31, 2000 ................... 6,056,899  $  31,061  $ (3,688) $   39,931  $  54,423     $     (66)   $  121,661
Comprehensive income:
Net income .....................................                                                14,587                      14,587
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $1,398) ..                                                               2,260         2,260
  Less reclassification adjustment for gains
   realized in net income (net of tax of ($36)).                                                                 (58)          (58)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                14,587         2,202        16,789
Cash dividends ($.96 per share) ................                                                (5,619)                     (5,619)
Treasury stock purchased .......................  (352,219)              (9,168)        (81)                                (9,249)
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------

Balance at December 31, 2001 ................... 5,704,680  $  31,061  $(12,856) $   39,850  $  63,391     $   2,136    $  123,582
Comprehensive income:
Net income .....................................                                                16,370                      16,370
 Other comprehensive income:
  Unrealized holding gains on securities
   available  for sale (net of tax of $2,062) ..                                                               3,329         3,329
  Less reclassification adjustment for gains
   realized in net income (net of tax of ($36)).                                                                 (57)          (57)
                                                                                             ----------  -------------  ----------
  Comprehensive income .........................                                                16,370         3,272        19,642
Cash dividends ($1.04 per share) ...............                                                (5,826)                     (5,826)
Stock option compensation ......................                                         80                                     80
Treasury stock purchased .......................  (129,947)              (4,700)                                            (4,700)
                                                ----------- ---------- --------- ----------  ----------  -------------  ----------

Balance at December 31, 2002 ................... 5,574,733  $  31,061  $(17,556) $   39,930  $  73,935     $   5,408    $  132,778
                                                =========== ========== ========= ==========  ==========  =============  ==========

See notes to consolidated financial statements.

                                               The Peoples Holding Company
                                          Consolidated Statements of Cash Flows
                                                     (In Thousands)
                                                                         Year ended December 31
                                                                 --------------------------------------
                                                                    2002          2001          2000
                                                                 ----------    ----------    ----------
Operating activities
 Net income ..................................................... $ 16,370      $ 14,587      $ 11,184
 Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses .................................    4,350         4,790         6,373
      Net amortization of securities ............................    1,200           202           258
      Depreciation and amortization .............................    3,864         3,979         3,773
      Deferred income taxes .....................................      233          (866)          (64)
      Funding of loans held for sale ............................  (74,851)      (76,208)      (28,832)
      Proceeds from sales of mortgage loans .....................   75,605        76,917        29,078
      Gain on sales of interest-bearing assets ..................     (847)         (803)         (297)
      Loss (gain) on sales of premises and equipment ............       15            29           (93)
      Stock option compensation .................................       80          --            --
      Decrease (increase) in other assets .......................      757       (18,614)         (971)
      Increase (decrease) in other liabilities ..................      116         1,640        (1,250)
                                                                 ----------    ----------    ----------
                        Net cash provided by operating activities   26,892         5,653        19,159
Investing activities                                             ----------    ----------    ----------
 Purchases of securities available for sale ..................... (219,319)      (90,309)      (30,792)
 Proceeds from sales of securities available for sale ...........   46,870        18,620          --
 Proceeds from call/maturities of securities available for sale .  109,578        76,425        23,826
 Purchases of securities held to maturity .......................     --            --          (3,160)
 Proceeds from calls/maturities of securities held to maturity ..     --            --           3,317
 Net increase in loans ..........................................  (42,939)      (18,779)      (33,350)
 Proceeds from sales of loans ...................................     --            --           8,002
 Proceeds from sales of premises and equipment ..................      274            35           225
 Purchases of premises and equipment ............................   (3,974)       (1,409)       (4,171)
 Net cash paid in business combinations .........................     --            --            (518)
                                                                 ----------    ----------    ----------
                            Net cash used in investing activities (109,510)      (15,417)      (36,621)
Financing activities                                             ----------    ----------    ----------
 Net increase (decrease) in noninterest-bearing deposits ........    1,875        13,972        (8,297)
 Net increase in interest-bearing deposits ......................   34,118         2,478        75,944
 Net (decrease) increase in short-term borrowings ...............     (683)        1,578        (7,397)
 Proceeds from other borrowings .................................   56,248        26,672         2,554
 Repayment of other borrowings ..................................  (11,085)       (5,473)      (21,877)
 Purchase of treasury stock .....................................   (4,700)       (9,249)       (5,178)
 Cash dividends paid ............................................   (5,826)       (5,619)       (5,341)
                                                                 ----------    ----------    ----------
                        Net cash provided by financing activities   69,947        24,359        30,408
                                                                 ----------    ----------    ----------
        Net (decrease) increase in cash and cash equivalents ....  (12,671)       14,595        12,946
Cash and cash equivalents at beginning of year ..................   71,412        56,817        43,871
                                                                 ----------    ----------    ----------
                         Cash and cash equivalents at end of year $ 58,741      $ 71,412      $ 56,817
Supplemental disclosures:                                        ==========    ==========    ==========
   Cash paid for:
      Interest .................................................. $ 29,029      $ 43,457      $ 41,356
      Income taxes ..............................................    7,962         4,839         5,291
   Transfers of loans to other real estate ......................    3,826         2,965         2,735
   Transfers of premises and equipment to other assets ..........     --             310          --

See notes to consolidated financial statements.

Note A - Significant Accounting Policies
(In Thousands)

Nature of Operations: The Peoples Holding Company the (the "Company") is a one-bank holding company, offering a diversified range of banking services to retail and commercial customers, primarily in North Mississippi, through The Peoples Bank & Trust Company (the "Bank") and Peoples Insurance Agency, subsidiary of the bank.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated. The Company carries its investment in subsidiary at its equity in the underlying net assets.

Business Combinations: Effective January 1, 2002, we adopted FASB Statement No. 141 which requires all business combinations to be accounted for as purchases. Business combinations are accounted for using the purchase method of accounting that reflects the net assets of the companies recorded at their fair value at the date of acquisition.

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

Mortgage Loans Held for Sale: At December 31, 2002 and 2001, mortgage loans held for sale represented residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified as loans on the balance sheet.

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

Other Real Estate: Other real estate of $3,180 and $2,886 at December 31, 2002 and 2001, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

Mortgage   Servicing   Rights:   The   Company    capitalizes    purchased   and
internally-originated mortgage servicing rights based on the fair value of the mortgage servicing rights relative to the loan as a whole. Mortgage servicing rights are reported in other assets and amortized in proportion to and over the period of estimated net servicing income. The fair value of mortgage servicing rights is determined using assumptions that market participants would use in estimating future net servicing income. Mortgage servicing rights are stratified by loan type (government or conventional) and interest rate for purposes of measuring impairment on a quarterly basis. An impairment loss is recognized to the extent by which the unamortized capitalized mortgage servicing rights for each stratum exceeds the current fair value. Mortgage servicing rights were $456 and $655 at December 31, 2002 and 2001, respectively. Impairment is recognized as a reduction of noninterest income.

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

Derivative Instruments and Hedging Activities: The Company adopted Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 137 and FASB No. 138 in 2001. The Company did transfer all securities classified as held to maturity to available for sale as allowed upon adoption of FASB No. 133. The Company does not currently engage in any activities that qualify as derivatives.

Treasury Stock: The Company has an active repurchase plan for the acquisition of its common stock. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Intangible Assets: Effective January 1, 2002 the Company adopted FASB No. 142. As of that date, goodwill is no longer amortized but is evaluated annually for impairment. Intangibles with infinite lives are amortized over their estimated lives. Prior to adoption of FASB No. 142, intangibles were being amortized over a fifteen-year life.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

Impact of Recently-Issued Accounting Standards:

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial condition.

On January 1, 2002 the Company adopted FASB Statement 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("Statement 144"). Statement 144 supersedes FASB Statement No. 121 ("Statement 121") and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provision of Accounting Principle Board ("APB") Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement 145 did not have a material impact of the results of operation, financial position or liquidity of the Company.

In July 2002, the FASB issued  Statement of Financial  Accounting  Standards No.
146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement 146 to have a material impact on financial results.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" ("Statement 147"). Statement 147 amends the previous accounting guidance which required for certain acquisitions of financial institutions, where the fair market value of liabilities assumed was greater than the fair value of the tangible assets and identifiable intangible assets acquired, to recognize and account for the excess as an unidentifiable intangible asset. Under the old guidance this unidentifiable intangible asset was to be amortized over a period of no greater than the life of the long-term interest bearing assets acquired. Under Statement 147 this excess, if acquired in a business combination, represents goodwill that should be accounted for in accordance with Statement 142. In addition, Statement 147 amends Statement 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires. The provisions of Statement 147 were effective October 1, 2002. The adoption of the provisions of Statement 147 did not have a material impact on the Company's financial results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretation"). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in the FASB Statement No. 5, Accounting for Contingencies ("Statement 5"). The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Interpretation applies to public and non-public entities, and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of the Interpretation's initial application should not be revised or restated to reflect the Interpretation's provisions. The adoption of the provisions of the Interpretation did not have a material impact on the Company's financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" (Statement 148). Statement 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", ("Statement 123") to provide alternative methods of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The company expenses the cost of stock options as allowed under Statement 123.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.

Note B - Business Combinations
(In Thousands)

Southern Insurance Group, Inc., Southern Insurance of Corinth, Inc., and Southern Financial Services, P.A. (collectively, "Southern") were acquired on May 1, 2000, by the Company by issuing 70,500 shares of its stock valued at $1,692. The acquired companies were merged into the Bank's insurance subsidiary. The transaction was accounted for as a purchase. Southern offers property and casualty insurance products, life and health insurance, and annuity and mutual funds.

The Bank acquired Dominion Company on September 1, 2000 which offers products similar to Southern. The Bank paid $450 in a cash transaction for the company which was merged into the Bank's insurance subsidiary.


Note C - Securities
(In Thousands)

The amortized cost and fair value of securities available for sale at December 31, 2002, are as follows:

                                                             Securities Available For Sale
                                            ---------------------------------------------------------------
                                            Amortized    Gross Unrealized    Gross Unrealized
                                              Cost            Gains               Losses         Fair Value
                                            ---------    ----------------    ----------------    ----------
U. S. Treasury securities ................. $    --          $  --             $   --            $     --
Obligations of other U. S.
   Government agencies and corporations ...    50,931          2,284               --                53,215
Mortgage-backed securities ................   176,003          3,515                (142)           179,376
Obligations of states and political
   subdivisions ...........................    92,464          3,792                 (72)            96,184
Trust preferred securities ................     6,792             49                  (2)             6,839
Other equity securities ...................     9,409           --                  (242)             9,167
                                            ---------    ----------------    ----------------    ----------
                                            $ 335,599        $ 9,640           $    (458)        $  344,781
                                            =========    ================    ================    ==========

The amortized cost and fair value of securities available for sale at December 31, 2001, are as follows:

                                                             Securities Available For Sale
                                            ---------------------------------------------------------------
                                            Amortized    Gross Unrealized    Gross Unrealized
                                              Cost            Gains               Losses         Fair Value
                                            ---------    ----------------    ----------------    ----------
U. S. Treasury securities ................. $  15,019        $   251           $     --          $   15,270
Obligations of other U. S.
   Government agencies and corporations ...    51,010          1,759                 (28)            52,741
Mortgage-backed securities ................   112,626          1,270                (606)           113,290
Obligations of states and political
   subdivisions ...........................    84,709          1,411                (478)            85,642
Trust preferred securities ................      --             --                  --                --
Other equity securities ...................    10,471           --                  (121)            10,350
                                            ---------    ----------------    ----------------    ----------
                                            $ 273,835        $ 4,691           $  (1,233)        $  277,293
                                            =========    ================    ================    ==========


The amortized cost and fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized          Fair
Securities Available for Sale                Cost            Value
                                         -----------      -----------
Due in one year or less ................. $  16,220        $  16,489
Due after one year through five years ...    56,133           59,232
Due after five years through ten years ..    53,604           55,670
Due after ten years .....................    17,438           18,008
Mortgage-backed securities ..............   176,003          179,376
Preferred stock .........................    16,201           16,006
                                         -----------      -----------
                                          $ 335,599        $ 344,781
                                         ===========      ===========

In connection with the Company's adoption of Statement No. 133 on January 1, 2001, all held-to-maturity securities with a total amortized cost of $85,658 were transferred to available-for-sale. The unrealized net gain at the date of transfer was $323. There were no sales of held-to-maturity securities during 2000.

At  December  31,  2002  and  2001,   securities   with  an  amortized  cost  of
approximately $163,500 and $201,188, respectively, were pledged to secure government, public, and trust deposits.

Note D - Loans and Allowance for Loan Losses
(In Thousands)


Loans are summarized as follows:                        December 31
                                               -----------------------------
                                                  2002               2001
                                               ----------         ----------
Commercial, financial, and agricultural ...... $ 139,497          $ 138,436
Lease financing ..............................    16,895             18,455
Real estate - construction ...................    37,141             30,564
Real estate - mortgage .......................   574,470            533,232
Installment loans to individuals .............    97,430            110,810
                                               ----------         ----------
Gross loans ..................................   865,433            831,497
Unearned income ..............................    (2,125)            (3,801)
                                               ----------         ----------
Loans, net of unearned income ................   863,308            827,696
Allowance for loan losses ....................   (12,203)           (11,354)
                                               ----------         ----------
Net loans .................................... $ 851,105          $ 816,342
                                               ==========         ==========

Included in real estate mortgage loans are mortgage loans held for sale of $3,624 and $9,659 at December 31, 2002 and 2001, respectively.

Changes in the allowance for loan losses were as follows:

                                                    Year ended December 31
                                             ---------------------------------
                                               2002        2001        2000
                                             --------    --------    --------
Balance at beginning of year ............... $ 11,354    $ 10,536    $ 10,058
  Provision for loan losses ................    4,350       4,790       6,373
  Loans charged-off ........................   (4,167)     (4,303)     (6,358)
  Recoveries of loans
     previously charged-off.................      666         331         463
                                             --------    --------    --------
Balance at end of year ..................... $ 12,203    $ 11,354    $ 10,536
                                             ========    ========    ========


Impaired loans recognized in conformity with SFAS No. 114, as amended by SFAS No. 118, were as follows:

                                                        December 31
                                               -----------------------------
                                                  2002               2001
                                               ----------         ----------
Impaired loans with a related allowance for
   loan losses ...............................  $ 3,908            $ 3,297
Impaired loans without a specific allowance
   for loan losses ...........................     --                1,764
                                               ----------         ----------
Total impaired loans .........................  $ 3,908            $ 5,061
                                               ==========         ==========

Allowance specifically related to
   impaired loans ............................  $ 1,806            $ 1,087


                                                     Year ended December 31
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
Average recorded investment in impaired loans. $ 4,485     $ 4,613     $ 4,138

Interest income recognized using the accrual
    basis of income recognition .............. $   318     $   531     $   345

Interest income recognized using the
   cash-basis of income recognition .......... $  --       $  --       $   191



At December 31, 2002 and 2001 nonaccrual loans totaled $1,417 and $614, respectively.

Certain Bank executive officers and directors and their associates are customers of and have other transactions with, the Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $10,697 and $10,974 at December 31, 2002 and 2001, respectively. During 2002, $5,019 of new loans were made and payments received totaled $5,296.

Note E - Premises and Equipment
(In Thousands)

Bank premises and equipment accounts are summarized as follows:

                                                   December 31
                                            ------------------------
                                               2002          2001
                                            ----------    ----------
Premises .................................. $  33,095     $  31,337
Leasehold improvements ....................       147           147
Furniture and equipment ...................    11,204         9,993
Computer equipment ........................     6,683         6,126
Auto ......................................       142           153
                                            ----------    ----------
   Total .................................. $  51,271     $  47,756
Accumulated depreciation ..................   (21,982)      (19,410)
                                            ----------    ----------
   Net .................................... $  29,289     $  28,346
                                            ==========    ==========


Depreciation expense was $3,165 and $3,131 at December 31, 2002 and 2001, respectively.


Note F - Deposits
(In Thousands)

At December 31, 2002, the approximate scheduled maturities of time deposits are as follows:

            2003 .......................... $ 345,534
            2004 ..........................    90,125
            2005 ..........................    58,466
            2006 ..........................    31,115
            2007 ..........................    25,051
            Thereafter ....................       166
                                            ----------
            Total ......................... $ 550,457
                                            ==========

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2002 and 2001 was $185,920 and $187,452, respectively.

Certain executive officers and directors had amounts on deposit with the Bank of approximately $4,028 at December 31, 2002.

Note G - Borrowed Funds and Lines of Credit
(In Thousands)

The Company had outstanding advances from the FHLB of $86,308 and $41,145 at December 31, 2002 and 2001, respectively. The interest rates on these advances are all at fixed rates which range from 1.62% to 7.93% at December 31, 2002. The Company had availability on unused lines of credit with the FHLB of $164,474 at December 31, 2002. These advances are collateralized by a pledge of a blanket lien on the Company's mortgages.

Future minimum payments, by year and in the aggregate, related to the FHLB advances with initial or remaining terms of one year or more, consisted of the following at December 31, 2002:

            2003 .......................... $ 21,612
            2004 ..........................   16,092
            2005 ..........................   15,904
            2006 ..........................   13,539
            2007 ..........................    5,591
            Thereafter ....................   13,570
                                            ---------
            Total ......................... $ 86,308
                                            =========


The Company maintains lines of credit with correspondent banks totaling $33,000 at December 31, 2002. These are unsecured lines of credit maturing at various times within the next fourteen months. Interest is charged at the market federal funds rate on all advances.

In addition, the Company maintains a treasury tax and loan account with the Federal Reserve Bank. The balance is collateralized by assets of the bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve Bank's need for funds.

Note H - Commitments,  Contingent  Liabilities  and Financial  Instruments  with
         Off-Balance Sheet Risk (In Thousands)

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

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2002, were approximately $99,665 and $9,293, respectively, compared to December 31, 2001, which were approximately $95,815 and $9,836, respectively.

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

Note I - Income Taxes
(In Thousands)

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                        December 31
                                               -----------------------------
                                                  2002               2001
                                               ----------         ----------
Deferred tax assets
   Allowance for loan losses ................. $  5,015           $  4,180
   Deferred compensation  ....................    2,347              1,952
   Other .....................................      635                810
                                               ----------         ----------
      Total deferred tax assets ..............    7,997              6,942

Deferred tax liabilities
   Pension ...................................    1,041                342
   Net unrealized gains on securities
       available for sale ....................    3,774              1,322
   Depreciation ..............................      934                971
   Other .....................................    1,152                526
                                               ----------         ----------
      Total deferred tax liabilities .........    6,901              3,161
                                               ----------         ----------
       Net deferred tax assets ............... $  1,096           $  3,781
                                               ==========         ==========


Significant components of the provision for income taxes (benefits) are as follows:

                                                      Year ended December 31
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
     Current
          Federal ............................ $  5,786    $  5,288    $  3,555
          State ..............................      800         687         309
                                               --------    --------    --------
                                                  6,586       5,975       3,864
     Deferred
          Federal ............................      204        (753)        (55)
          State ..............................       29        (113)         (9)
                                               --------    --------    --------
                                                    233        (866)        (64)
                                               --------    --------    --------
                                               $  6,819    $  5,109    $  3,800
                                               ========    ========    ========


The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

                                                      Year ended December 31
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
    Tax at U.S. statutory rate ............... $ 9,306     $ 6,894     $ 5,244
    Tax-exempt interest income ...............  (2,312)     (1,968)     (1,784)
    State income tax, net of federal benefit .     505         349         195
    Amortization of intangible assets ........    --            72          62
    Dividends received deduction .............     (60)       (113)        (58)
    Other items-net ..........................    (620)       (125)        141
                                               --------    --------    --------
                                               $ 6,819     $ 5,109     $ 3,800
                                               ========    ========    ========

Note J - Restrictions on Cash, Bank Dividends, Loans, or Advances
(In Thousands)

The Bank is required to maintain average balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 2002, was approximately $21,443.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends, which are limited to earned surplus in excess of three times the Bank's capital stock. At December 31, 2002, the unrestricted surplus was approximately $108,050.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2002, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 19.65% of the Bank's consolidated net assets. There were no loans outstanding from the Bank to the Company at December 31, 2002.

Note K - Employee Benefit and Deferred Compensation Plans
(In Thousands)

The Company sponsored a defined benefit noncontributory pension plan which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company's funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974. The Company contributed $3,300, $500, and $0 to the Plan for the years 2002, 2001, and 2000, respectively.

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

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated postretirement benefit obligation nor the service and interest cost components of net periodic postretirement benefit costs as of December 31, 2002, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the postretirement health and life plans. There is no additional minimum pension liability required to be recognized. The following table sets forth the required disclosures as of December 31:

                                                      Pension Benefits              Other Benefits
                                                 --------------------------     ------------------------
                                                    2002            2001           2002          2001
                                                 ----------      ----------     ----------    ----------
Change in benefit obligation
  Benefit obligation at beginning of year .......$  12,852       $  12,448      $     761     $     727
  Service cost ..................................     --              --               44            42
  Interest cost .................................      937             915             54            53
  Plan participants' contributions ..............     --              --               40            29
  Actuarial gain (loss)..........................    1,259             104             (1)          (36)
  Benefits paid .................................     (619)           (615)           (63)          (54)
                                                 ----------      ----------     ----------    ----------
Benefit obligation at end of year ...............$  14,429       $  12,852      $     835     $     761
                                                 ==========      ==========     ==========    ==========

Change in plan assets
  Fair value of plan assets at beginning of year.$  12,944       $  12,829
  Actual return (loss) on plan assets ...........     (825)            230
  Contribution by employer ......................    3,300             500
  Benefits paid .................................     (619)           (615)
                                                 ----------      ----------
Fair value of plan assets at end of year ........$  14,800       $  12,944
                                                 ==========      ==========

Prepaid (accrued) benefits cost
  Funded status .................................$     371       $      92      $    (835)    $    (761)
  Unrecognized net actuarial gain ...............    5,017           1,982            330           354
  Unamortized prior service cost ................      200             230             20            24
                                                 ----------      ----------     ----------    ----------
Prepaid (accrued) benefit cost ..................$   5,588       $   2,304      $    (485)    $    (383)
                                                 ==========      ==========     ==========    ==========

Weighted-average assumptions as of December 31
  Discount rate .................................     6.75%           7.50%          6.75%         7.50%
  Expected return on plan assets ................     8.00%           8.00%           N/A           N/A


                                          Year ended December 31                       Year ended December 31
                                   -------------------------------------        ------------------------------------
                                             Pension Benefits                              Other Benefits
                                   -------------------------------------        ------------------------------------
                                      2002          2001         2000              2002         2001         2000
                                   ----------    ----------   ----------        ----------   ----------   ----------
Components of net periodic
    benefit cost(income)
  Service cost ................... $    --       $    --      $    --           $      44    $      42    $      38
  Interest cost ..................       937           915          881                54           53           53
  Expected return on plan assets .    (1,009)       (1,002)      (1,047)             --           --            --
  Prior service cost recognized ..        30            30           30                27           31            8
  Recognized gains ...............        58          --           --                --           --            --
                                   ----------    ----------   ----------        ----------   ----------   ----------
Net periodic benefit cost(income). $      16     $     (57)   $    (136)        $     125    $     126    $      99
                                   ==========    ==========   ==========        ==========   ==========   ==========

The Company maintains two defined contribution plans: a money purchase pension plan and a 401(k) plan. The money purchase pension plan is a noncontributory pension plan. The Company contributes 5% of compensation for each participant annually into this plan. Expenses related to the money purchase pension plan were $965, $846 and $730 in 2002, 2001, and 2000, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to 10% of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 4% of compensation for each employee who has attained age 21, completed a year of service and is employed on the last day of the plan year. The Company's costs related to the 401(k) plan in 2002, 2001, and 2000 were $618, $442, and $408, respectively.

The Company and its subsidiary also sponsored an employee stock ownership plan covering substantially all full-time employees who were 21 years of age and had completed one year of employment prior to it's curtailment on January 1, 2002. The Company match for the 401(k) plan was raised to 4% from 3% upon curtailment of the ESOP Plan. The ESOP was amended in 2002 to enable employees to elect to receive dividends in cash. Total contributions to the Plan were $150 and $0 in 2001 and 2000, respectively.

The Company adopted the "Performance Based Reward" incentive compensation plan January 1, 2001. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to profitability. Management sets baselines for all applicable profit centers to reward employees on improved economic benefit derived from the profit center. The expense associated with the Plan for 2002, 2001, and 2000 was $2,620, $1,762 and $0, respectively.

The Company maintains deferred compensation plans available to eligible directors and officers of the company. Directors may defer up to 100% of their fees and retainers. Employees may defer up to 10% of their salaries. Opportunities to increase deferrals, or for new participants to enter these plans, are offered annually. The interest amount accrued on deferrals is tied to Moody's Average Corporate Bond Rate for October of the previous year. These plans are unfunded, and it is anticipated that they will result in no cost of the Company over the term of these plans because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay benefits under the plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2002, 2001, and 2000 for the Employee Deferred Compensation Plan, inclusive of the salary deferrals, was $525, $398 and $381, respectively. The expense recorded in 2002, 2001, and 2000 for the Directors Deferred Compensation Plan, inclusive of fee deferrals, was $168, $149, and $128, respectively. There were no retainer deferrals for 2002, 2001, or 2000.

At December 31, 2002, 637,551 common shares were reserved for issuance for employee benefit plans and business combinations.

During 2002, the Company repurchased approximately 129,947 shares. As of December 31, 2002, the Company had approximately 300,000 shares available for repurchase. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans.

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

                                          2002         2001
                                        --------     --------
Dividend yield .......................      3%           3%
Expected volatility ..................     27%          28%
Risk-free interest rate ..............    4.4%         4.4%
Expected lives .......................  6 years      6 years


The weighted-average fair value of options granted during the year was $9.67 and $4.28 for the years ended December 31, 2002, and 2001, respectively. We recorded compensation expense of $80 in relation to this plan.

The following table summarizes information about our fixed stock option plan for the years ended December 31:

                                               2002                 2001
                                       --------------------  -------------------
                                                  Weighted              Weighted
                                                   Average               Average
                                                  Exercise              Exercise
                                         Shares     Price      Shares     Price
                                       ---------  ---------  ---------  --------
Outstanding at beginning of year .....   10,000    $ 19.05               $
Granted and assumed ..................   31,000      35.20     10,000      19.05
Exercised ............................     --         --         --         --
Forfeited ............................     --         --         --         --
                                       ---------  ---------  ---------  --------
      Outstanding at end of year .....   41,000    $ 31.26     10,000    $ 19.05
                                       =========  =========  =========  ========
      Exercisable at end of year .....    3,333    $ 19.05       --      $  --
                                       =========  =========  =========  ========


The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                              Options Outstanding
                            ----------------------------------------------------
                                  Weighted-     Weighted-              Weighted-
                                   Average       Average                 Average
    Range of       Number         Remaining     Exercise     Number     Exercise
Exercise Prices  Outstanding  Contractual Life    Price    Exercisable    Price
---------------  -----------  ----------------  ---------  ----------- ---------
 $19.05-$35.20      41,000          8.76         $ 31.26      3,333     $ 19.05

Note L - Regulatory Matters
(In Thousands)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of December 31, 2002, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

                                           December 31
                       -------------------------------------------------
                                 2002                     2001
                       ------------------------ ------------------------
                          Amount       Ratio       Amount       Ratio
                       ------------ ----------- ------------ -----------
The Company
   Total Capital .....   $131,734       14.97%    $123,646       14.68%
   Tier I Capital ....    120,719       13.72%     113,106       13.43%
   Tier I Leverage ...    120,719        9.28%     113,106        9.20%

The Bank
   Total Capital .....   $127,870       14.53%     $122,162      14.50%
   Tier I Capital ....    116,856       13.28%      111,622      13.25%
   Tier I Leverage ...    116,856        8.99%      111,622       9.08%


Note M - Segment Reporting

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

Note N - Disclosures About Fair Value of Financial Instruments
(In Thousands)

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

Off-balance sheet: Off-balance sheet items are primarily short-term commitments, often at variable rates which are tied to prime; accordingly, the commitment amounts approximate fair value.

                                                              2002                       2001
                                                    -------------------------  -------------------------
                                                      Carrying        Fair       Carrying       Fair
                                                       Value          Value        Value        Value
                                                    -----------    ----------  -----------   -----------
Financial assets:
   Cash and due from banks ......................... $   46,422    $   46,422   $   41,475    $   41,475
   Interest-bearing balances with banks ............     12,319        12,319       22,937        22,937
   Federal funds sold ..............................       --            --          7,000         7,000
   Securities ......................................    344,781       344,781      277,293       277,293
   Loans, net ......................................    851,105       863,256      816,342       858,345

Financial liabilities:
   Deposits ........................................  1,099,048     1,092,470    1,063,055     1,052,263
   Treasury tax and loan note account ..............      5,498         5,498        6,181         6,181
   Advances from Federal Home Loan Bank ............     86,308        87,045       41,145        42,512

Note O - The Peoples Holding  Company (Parent Company Only) Condensed  Financial
         Information (In Thousands)

                                                          December 31
                                                  -------------------------
Balance Sheets                                        2002         2001
                                                  ------------ ------------
Assets
  Cash* ..........................................  $   1,487    $   1,204
  Stock ..........................................         75           75
  Investment in bank subsidiary* .................    128,915      122,098
  Dividends receivable* ..........................      3,677        1,553
  Other assets ...................................        129           78
                                                  ------------ ------------
    Total assets .................................  $ 134,283    $ 125,008
                                                  ============ ============

Liabilities and shareholders' equity
  Dividends payable* .............................  $   1,505    $   1,426
  Shareholders' equity ...........................    132,778      123,582
                                                  ------------ ------------
    Total liabilities and shareholders' equity ...  $ 134,283    $ 125,008
                                                  ============ ============
*Eliminates in consolidation

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Income                                  2002          2001          2000
                                                 ------------- ------------- -------------
Income
   Dividends from bank subsidiary* ..............  $  13,028     $  15,764     $  11,067
   Other dividends ..............................         28            29            41
                                                 ------------- ------------- -------------
                                                      13,056        15,793        11,108

Expenses ........................................        366           206            40
                                                 ------------- ------------- -------------
Income before income tax credits and  equity in
   undistributed net income of bank subsidiary ..     12,690        15,587        11,068
Income tax credits ..............................       (136)          (75)          (12)
                                                 ------------- ------------- -------------
                                                      12,826        15,662        11,080
Equity in undistributed net income of bank
   subsidiary* ..................................      3,544        (1,075)          104
                                                 ------------- ------------- -------------
   Net income ...................................  $  16,370     $  14,587     $  11,184
                                                 ============= ============= =============
*Eliminates in consolidation

Note O - The Peoples Holding  Company (Parent Company Only) Condensed  Financial
         Information (continued)

                                                          Year ended December 31
                                                 -----------------------------------------
Statements of Cash Flows                              2002          2001          2000
                                                 ------------- ------------- -------------
Operating activities
 Net income .....................................  $  16,370     $  14,587     $  11,184
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed net income of bank
       subsidiary ...............................     (3,544)        1,075          (104)
     Increase in dividends receivable and
       other assets .............................     (2,176)          (97)         (157)
     Increase (decrease) in other liabilities ...         79           (50)          (56)
     Stock option compensation ..................         80          --            --
                                                 ------------- ------------- -------------
     Net cash provided by operating activities ..     10,809        15,515        10,867

Financing activities
 Cash dividends .................................     (5,826)       (5,619)       (5,341)
 Purchase of treasury stock .....................     (4,700)       (9,249)       (5,178)
                                                 ------------- ------------- -------------
     Net cash used in financing activities ......    (10,526)      (14,868)      (10,519)
                                                 ------------- ------------- -------------
     Increase in cash ...........................        283           647           348
Cash at beginning of year .......................      1,204           557           209
                                                 ------------- ------------- -------------
     Cash at end of year ........................  $   1,487     $   1,204     $     557
                                                 ============= ============= =============

Note P - Quarterly Results of Operations (Unaudited)
(In Thousands)

The following is a summary of the unaudited quarterly results of operations:

                                                        Three Months Ended
                                         -------------------------------------------------
                                            Mar 31      June 30      Sept 30      Dec 31
                                         ------------ ----------- ------------ -----------
Year ended December 31, 2002
  Interest income .......................   $ 19,529    $ 19,971     $ 19,707    $ 19,211
  Interest expense ......................      7,090       6,720        6,554       6,161
                                         ------------ ----------- ------------ -----------
  Net interest income ...................     12,439      13,251       13,153      13,050
  Provision for loan losses .............      1,125       1,075        1,125       1,025
  Noninterest income ....................      6,609       6,650        6,985       7,198
  Noninterest expense ...................     12,298      12,526       12,642      13,030
                                         ------------ ----------- ------------ -----------
  Income before income taxes ............      5,625       6,300        6,371       6,193
  Income taxes ..........................      1,560       1,811        1,827       1,621
                                         ------------ ----------- ------------ -----------
  Income before cumulative effect
      of accounting change ..............      4,065       4,489        4,544       4,572
  Cumulative effect of accounting change.     (1,300)       --           --          --
                                         ------------ ----------- ------------ -----------
  Net income ............................   $  2,765    $  4,489     $  4,544    $  4,572
                                         ============ =========== ============ ===========

  Basic and diluted earnings per share:
  Income before cumulative effect
      of accounting change ..............   $   0.72    $   0.80     $   0.81    $   0.82
  Cumulative effect of accounting change.      (0.23)       --           --          --
                                         ------------ ----------- ------------ -----------
  Net income ............................   $   0.49    $   0.80     $   0.81    $   0.82
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
                                         ============ =========== ============ ===========

Note Q - Goodwill and Other Intangible Assets
(In Thousands)

In the first quarter of 2002, the Company completed the transitional impairment test required by Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Intangible Assets." As a result of this test, the Company recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principle. The Company identified its reporting units as banking operations and insurance operations for purposes of measuring impairment of goodwill. The reason we measured in this manner is that the insurance operation is a subsidiary of the bank. The impairment was specific to the insurance subsidiary. The fair value of the insurance reporting unit was estimated using the expected present value of the future cash flows. The insurance operation acquisition was a tax-free exchange; therefore, there was no tax offset to the impairment cost booked.


                                               As of December 31, 2002
                                       -----------------------------------------
                                          Gross Carrying         Accumulated
                                              Amount             Amortization
                                       --------------------  -------------------
Amortized intangible assets:
   Core deposit intangible assets .....   $     507             $      (389)
   Other intangible assets ............       3,282                  (2,085)
                                       --------------------  -------------------
Total intangible assets ...............   $   3,789             $    (2,474)
                                       ====================  ===================

Goodwill ..............................   $   7,190             $    (2,142)
                                       ====================  ===================


Aggregate amortization expense:
 for the year ended December 31, 2002..   $     493

Estimated amortization expense:
 for the year ended December 31, 2003..         493
 for the year ended December 31, 2004..         422
 for the year ended December 31, 2005..         400
 for the year ended December 31, 2006..        --


The changes in the carrying amount of intangible assets for the year ended December 31, 2002, are as follows:

                                                                    Other
                                             Goodwill            Intangibles
                                       --------------------  -------------------
Balance as of January 1, 2002 .........   $    6,348            $     1,808
      Impairment losses ...............       (1,300)                  --
      Amortization expense ............         --                     (493)
                                       --------------------  -------------------
Balance as of December 31, 2002 .......   $    5,048            $     1,315
                                       ====================  ===================

The table below presents net income for the prior periods as reported as well as adjusted for the exclusion of goodwill amortization and the cumulative effect of the transitional impairment.

                                                 As of December 31
                                       -------------------------------------
                                          2002         2001         2000
                                       -----------  -----------  -----------

Reported net income ...................  $16,370      $14,587      $11,184
Goodwill amortization, net of tax .....     --            407          335
Transitional impairment ...............    1,300         --           --
                                       -----------  -----------  -----------
Adjusted net income ...................  $17,670      $14,994      $11,519
                                       ===========  ===========  ===========

Basic and diluted earnings per share:
Reported net income ...................  $  2.92      $  2.48      $  1.83
Goodwill amortization, net of tax .....     --           0.07          .06
Transitional impairment ...............     0.23         --           --
                                       -----------  -----------  -----------
Adjusted net income ...................  $  3.15      $  2.55      $  1.89
                                       ===========  ===========  ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

The names, ages and positions of the Company's principal executive officers are listed below together with their business experience during the past five years:

       Name               Age                                         Position
-------------------     -------    -----------------------------------------------------------------------------------
E. Robinson McGraw        56       Director, President, and Chief Executive Officer of the Company since November,
                                     2000; Director, President and Chief Executive Officer of the Bank since November,
                                     2000; Executive Vice President of the Bank from September, 1993 until October,
                                     2000.

James W. Gray             46       Executive Vice President of the Company since February, 2003; Executive Vice
                                     President of the Bank since April, 1996; Strategic Planning Director of the Bank since November, 2000; Chief Operations Officer of the Bank from November, 1998 until October, 2000.

Stuart R. Johnson         49       Executive Vice President of the Company since February, 2003; Executive Vice
                                     President, Chief Financial Officer, and Cashier of the Bank since April, 1996.


All of our officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

Directors of the Company

The names, ages and terms of office of the Company's directors are listed below together with their business experience during the past five years.

Class 1 Directors and Nominees (to be elected at the 2003 annual meeting, terms of office expire in 2006):

     - George H. Booth, II is co-owner of Tupelo Hardware Company, a closely held family business primarily engaged in wholesale and retail hardware sales. Mr. Booth is currently serving as president of Tupelo Hardware Company, having served as vice president from 1976 until 2000. Mr. Booth, who is 49 years old, has been a director of the Company since 1994.

     - Frank B. Brooks has been a cotton farmer since 1959 and president of Yalobusha Gin Company, Inc., a cotton gin located in Yalobusha County, Mississippi, since 1992. Mr. Brooks, who is 59 years old, has been a director of the Company since 1989.

     - Robert C. Leake has served as chairman of the Company's board and the Bank's board since 1989. Mr. Leake has also been principal owner of Leake & Goodlett, Inc., a closely held family business primarily engaged in full service retail building material and supplies, since 1957. Mr. Leake is currently serving as vice president of Leake & Goodlett, Inc., having served as president from 1974 until 2002. Mr. Leake, who is 70 years old, has been a director of the Company since 1973.

     - C. Larry Michael has served as president of Transport Trailer Service, Inc., a company primarily engaged in semi-trailer sales and repair, Rent-A-Box, Inc., a company primarily engaged in semi-trailer leasing, and Precision Machine and Metal Fabrication, a company primarily engaged in customized machining of metal parts, since 1972. Mr. Michael, who is 57 years old, has been a director of the Company since 1997.

Retiring Class 1 Director (term of office expires at the 2003 annual meeting):

     - J. Heywood Washburn has been self-employed as an investor in various undertakings for the past five years. Mr. Washburn is co-general partner of Washburn Enterprises, LP, a company engaged in real estate development and property management and rental. Since October 2002, Mr. Washburn has also been a partner in Mississippi Alabama Production Company, LLC, a company engaged in oil and gas equipment leasing. Mr. Washburn, who is 72 years old, has been a director of the Company since 1982.

Class 2 Directors (terms of office expire in 2004):

     - John M. Creekmore has been engaged in the practice of law since 1987 as the owner of the law firm Creekmore Law Office. Mr. Creekmore, who is 47 years old, has been a director of the Company since 1997.

     - E. Robinson McGraw has served as president and chief executive officer of both the Company and the Bank since 2000. Mr. McGraw served as executive vice president of the Bank prior to becoming chief executive officer. Mr. McGraw, who is 56 years old, has been a director of the Company since 2000.

     - Theodore S. Moll has been with MTD Products, a company primarily engaged in the production of outdoor power equipment, since 1965. Mr. Moll presently serves as executive vice president of its worldwide operations. Mr. Moll, who is 60 years old, has been a director of the Company since 2002.

     - John W. Smith, who is retired, served as president and chief executive officer of the Company and the Bank from 1993 until 2000. Mr. Smith, who is 67 years old, has been a director of the Company since 1978.

     - Robert H. Weaver, who is retired, engaged in the practice of law as a partner of Watkins Ludlam Winter & Stennis, P.A. from 1959 until 2000. Since his retirement, he has been serving as of counsel for that firm. Mr. Weaver, who is 71 years old, has been a director of the Company since 1980.

     - J. Larry Young has been employed as a part-time pharmacist with Fred's Pharmacy in Pontotoc, Mississippi since 1998. Prior to 1998, Mr. Young was a pharmacist for and a partner in Ramsey-Young Pharmacy. Mr. Young, who is 64 years old, has been a director of the Company since 1982.

Class 3 Directors (terms of office expire in 2005):

     - William M. Beasley has been engaged in the practice of law as a partner of the law firm of Phelps Dunbar LLP since 1999. Prior to 1999, Mr. Beasley was a partner of the law firm of Mitchell, Voge, Beasley and Corban. He has also served as vice chairman of the board of directors of the Company since 2001. Mr. Beasley, who is 51 years old, has been a director of the Company since 1989.

     - Marshall H. Dickerson has been the owner and manager of Dickerson Furniture Company, a company primarily engaged in retail home furnishings, since 1978. Mr. Dickerson, who is 53 years old, has been a director of the Company since 1996.

     - Eugene B. Gifford, Jr. has been engaged in the practice of law since 1960 as a partner in the law firm of Gifford, Allred and Tennison. Mr. Gifford, who is 68 years old, has been a director of the Company since 1987.

     - Richard L. Heyer, Jr. has served as a physician and partner of Tupelo Anesthesia Group, P.A. since 1989. Dr. Heyer, who is 46 years old, has been a director of the Company since 2002.

     - J. Niles McNeel has been engaged in the practice of law as a partner of the law firm of McNeel and Ballard since 1983. Mr. McNeel, who is 56 years old, has been a director of the Company since 1999.

     - H. Joe Trulove is presently a partner of Landmark Enterprises, a company primarily engaged in real estate and investments. Mr. Trulove has been chairman of the board of directors of Rose Hill Manufacturing Company, a company primarily engaged in the manufacture of upholstered furniture, since 2002. Prior to 2001, Mr. Trulove was senior vice president of York Casket Company, a company primarily engaged in the manufacture of caskets. Mr. Trulove, who is 65 years old, has been a director of the Company since 1999.

All of the directors and nominees listed above also presently serve on the board of the Bank. There are no family relationships between any director, executive officer or person nominated to become a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities Exchange Commission and the American Stock Exchange reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than 10% shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports by file.

Based solely upon a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during 2002 the Company's officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that: three reports, each covering a single transaction, were inadvertently filed late by Mr. Gifford; one report covering two transactions was inadvertently filed late by Dr. Heyer; one report covering one transaction was inadvertently filed late by Mr. McGraw; one report covering one transaction was inadvertently filed late by Mr. Leake; and one report covering two transactions was inadvertently filed late by Mr. Weaver. In addition, the following individuals each inadvertently filed one late report for one or more acquisitions of common stock equivalent units occurring after August 28, 2002, credited under a deferred compensation plan maintained by the Company:
Mr. Beasley, two acquisitions; Mr. Brooks, two acquisitions; Mr. Creekmore, two acquisitions, Mr. Dickerson, two acquisitions; Mr. Gifford, two acquisitions; Dr. Heyer, one acquisition; Mr. McGraw, six acquisitions; Mr. Michael, two acquisitions; Mr. Moll, one acquisition; Mr. Trulove, two acquisitions; Mr. Waycaster, six acquisitions; Mr. Weaver, two acquisitions; and Mr. Young, two acquisitions.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph" in the Company's definitive Proxy Statement, dated March 10, 2003, is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the headings "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated March 10, 2003, is incorporated herein by reference.

The  information   appearing  under  the  heading  "Equity   Compensation   Plan
Information" in the Company's definitive Proxy Statement, dated March 10, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings "Indebtedness of Related Parties" and "Interests of the Board of Directors" in the Company's definitive Proxy Statement, dated March 10, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Based upon their evaluation as of a date within 90 days prior to the filing of this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports. Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) - (1)  Financial  Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2002, 2001, and 2000 are included in
Part II, Item 8 herein:

     (i)  Report of Independent Auditors

     (ii) Consolidated Balance Sheets - December 31, 2002 and 2001

     (iii)Consolidated Statements of Income - Years ended December 31, 2002, 2001, and 2000

     (iv) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001, and 2000

     (v) Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001, and 2000

     (vi) Notes to Consolidated Financial Statements - December 31, 2002

(a) - (2)  Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3)  Exhibits required by Item 601 of Regulation S-K

          (3)(i)    Articles of Incorporation of the Company(1)

          (3)(ii)   Bylaws of the Company (as amended March 1, 2001) (2)

         (10)(i)    The Peoples Holding Company 2001 Long-Term Incentive Plan(3)

         (10)(ii)   The Peoples Holding Company Deferred Compensation Plan(4)

         (10)(iii)  Executive Deferred Compensation Plan A(5)

         (10)(iv)   Executive Deferred Compensation Plan B(6)

         (10)(v)    Directors' Deferred Fee Plan A(7)

         (10)(vi)   Directors' Deferred Fee Plan B(8)

         (10)(vii) Change in Control Employment Agreement dated January 1, 2001 between the Company and E. Robinson McGraw(9)

         (10)(viii) Change in Control  Employment  Agreement  dated February 28,
                    1998 between the Company and Stuart R. Johnson

         (10)(ix) Change in Control Employment Agreement dated February 28, 1998 between the Company and James W. Gray

         (21)       Subsidiaries of the Company(1)

         (23)       Consent of Independent Auditors

(1) Filed as an exhibit to the Form S-4 Registration Statement of the Company (File No. 333-72507) filed with the Securities and Exchange Commission on February 17, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(3) Filed as exhibits 4.1 and 4.2 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.

(4) Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.

(5) Filed as exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(6) Filed as exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(7) Filed as exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(8) Filed as exhibit 10.4 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(9) Filed as exhibit 10.5 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

The Company does not have any long-term debt instruments under which securities are authorized exceeding ten percent of the average assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Securities and Exchange Commission, upon their request, a copy of all long-term debt instruments.

(a)  Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

On October 18, 2002, the Company filed on Form 8-K a press release announcing the financial results of the Company for the quarter ended September 30, 2002.

On October 22, 2002, the Company filed on Form 8-K a press release announcing that the Board of Directors of the Company authorized the Company to repurchase up to 278,771 shares of the Company's common stock.

On November 21, 2002, the Company filed on Form 8-K a press release announcing the declaration of a quarterly cash dividend on the Company's common stock of $.27 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2003                By:  /s/ E. Robinson McGraw
                                         --------------------------
                                         E. Robinson McGraw
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                                          THE PEOPLES HOLDING COMPANY


Date: March 10, 2003                By:  /s/ Robert C. Leake
                                         --------------------------
                                         Robert C. Leake
                                         Chairman of the Board and Director

Date: March 10, 2003                By:  /s/ William M. Beasley
                                         --------------------------
                                         William M. Beasley
                                         Vice Chairman of the Board and Director

Date: March 10, 2003                By:  /s/ George H. Booth, II
                                         --------------------------
                                         George H. Booth, II
                                         Director

Date: March 10, 2003                By:  /s/ Frank B. Brooks
                                         --------------------------
                                         Frank B. Brooks
                                         Director

Date: March 10, 2003                By:  /s/ John M. Creekmore
                                         --------------------------
                                         John M. Creekmore
                                         Director

Date: March 10, 2003                By:  /s/ Marshall H. Dickerson
                                         --------------------------
                                         Marshall H. Dickerson
                                         Director

Date: March 10, 2003                By:  /s/ Eugene B. Gifford, Jr.
                                         --------------------------
                                         Eugene B. Gifford, Jr.
                                         Director

Date: March 10, 2003                By:  /s/ Richard L. Heyer, Jr.
                                         --------------------------
                                         Richard L. Heyer, Jr.
                                         Director

Date: March 10, 2003                By:  /s/ Stuart R. Johnson
                                         --------------------------
                                         Stuart R. Johnson
                                         Executive Vice President and
                                         Chief Financial Officer

Date: March 10, 2003                By:  /s/ E. Robinson McGraw
                                         --------------------------
                                         E. Robinson McGraw
                                         President and Chief Executive Officer
                                         and Director

Date: March 10, 2003                By:  /s/ J. Niles McNeel
                                         --------------------------
                                         J. Niles McNeel
                                         Director

Date: March 10, 2003                By:  /s/ C. Larry Michael
                                         --------------------------
                                         C. Larry Michael
                                         Director

Date: March 10, 2003                By:  /s/ Theodore S. Moll
                                         --------------------------
                                         Theodore S. Moll
                                         Director

Date: March 10, 2003                By:  /s/ John W. Smith
                                         --------------------------
                                         John W. Smith
                                         Director

Date: March 10, 2003                By:  /s/ H. Joe Trulove
                                         --------------------------
                                         H. Joe Trulove
                                         Director

Date: March 10, 2003                By:  /s/ J. Heywood Washburn
                                         --------------------------
                                         J. Heywood Washburn
                                         Director

Date: March 10, 2003                By:  /s/ Robert H. Weaver
                                         --------------------------
                                         Robert H. Weaver
                                         Director

Date: March 10, 2003                By:  /s/ J. Larry Young
                                         --------------------------
                                         J. Larry Young
                                         Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, E. Robinson McGraw, certify that:

1.   I have  reviewed  this annual  report on Form 10-K of The  Peoples  Holding
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 10, 2003                       By: /s/ E. Robinson McGraw
                                               --------------------------
                                               E. Robinson McGraw
                                               Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stuart R. Johnson, certify that:

1.   I have  reviewed  this annual  report on Form 10-K of The  Peoples  Holding
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 10, 2003                       By: /s/ Stuart R. Johnson
                                               --------------------------
                                               Stuart R. Johnson
                                               Chief Financial Officer