Form 10-Q
period 2003-03-31
PEOPLES HOLDING CO
filed 2003-05-15
CIK 715072

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                (Mark One)
                (X) Quarterly Report under Section 13 or 15(d)
                    of THE SECURITIES EXCHANGE ACT of 1934
                    For the quarterly period ended March 31, 2003

                    or

                ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____ to ____

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__NO_____

Indicate by check whether the registrant is an accellerated filer (as defined in Rule 121-2 of the Exchange Act). Yes__X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date.

Common stock, $5 Par Value, 5,561,190 shares outstanding as of May 15, 2003

                           THE PEOPLES HOLDING COMPANY
                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.

            Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
                 March 31, 2003 and December 31, 2002................  3

            Condensed Consolidated Statements of Income -
                 Three Months Ended March 31, 2003 and 2002..........  4

            Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2003 and 2002..........  5

            Notes to Condensed Consolidated Financial Statements.....  6

         Item 2.

            Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  8

         Item 3.

            Quantitative and Qualitative Disclosures
                 About Market Risk................................... 13

         Item 4.

            Controls and Procedures ................................. 13




PART II. OTHER INFORMATION

         Item 5


             Other Information ...................................... 14

         Item 6.

             Exhibits and Reports on Form 8-K........................ 14

SIGNATURES........................................................... 15

CERTIFICATION OF CHIEF EXECUTIVE OFFICER............................. 16

CERTIFICATION OF CHIEF FINANCIAL OFFICER............................. 17

                         PART I. FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                 MARCH 31        DECEMBER 31
                                                   2003             2002
                                               ------------      -----------
                                                (Unaudited)        (Note 1)
Assets
   Cash and due from banks ..................  $      51,017     $    46,422
   Interest-bearing balances with banks .....         30,301          12,319
                                                  ----------       ---------
                Cash and cash equivalents ...         81,318          58,741

   Securities available-for-sale ............        375,812         344,781

   Loans, net of unearned income ............        857,004         863,308
      Allowance for loan losses .............        (12,666)        (12,203)
                                                  ----------       ---------
                Net loans ...................        844,338         851,105

   Premises and equipment, net ..............         29,576          29,289
   Other assets .............................         61,843          60,596
                                                  ----------       ---------
            Total assets ....................  $   1,392,887     $ 1,344,512
                                                  ==========       =========
Liabilities
   Deposits:
      Noninterest-bearing ...................  $     168,871     $   147,565
      Interest-bearing ......................        989,688         951,483
                                                  ----------       ---------
                Total deposits ..............      1,158,559       1,099,048

   Treasury tax and loan note account .......          2,194           5,498
   Advances from the Federal Home Loan Bank .         81,787          86,308
   Other liabilities ........................         15,294          20,880
                                                  ----------       ---------
                Total liabilities ...........      1,257,834       1,211,734

Shareholders' equity
   Common Stock, $5 par value - 15,000,000
     shares authorized, 6,212,284 shares
     issued; 5,572,751 and 5,574,733 shares
     outstanding at March 31, 2003 and
     December 31, 2002, respectively ........         31,061          31,061
   Treasury stock, at cost ..................        (17,636)        (17,556)
   Additional paid-in capital ...............         39,930          39,930
   Retained earnings ........................         76,982          73,935
   Accumulated other comprehensive income ...          4,716           5,408
                                                  ----------       ---------
                Total shareholders' equity ..        135,053         132,778
                                                  ----------       ---------
            Total liabilities and
               shareholders' equity .........  $   1,392,887     $ 1,344,512
                                                  ==========       =========

See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                  THREE MONTHS ENDED MARCH 31
                                                    2003              2002
                                                    ----              ----
                                                         (Unaudited)
Interest income
      Loans ...................................  $    14,614      $    15,317
      Securities:
           Taxable ............................        2,515            3,053
           Tax-exempt .........................        1,035              981
      Other ...................................          200              178
                                                     -------          -------
           Total interest income ..............       18,364           19,529
Interest expense
      Deposits ................................        5,090            6,504
      Borrowings  .............................          793              586
                                                     -------          -------
           Total interest expense .............        5,883            7,090
                                                     -------          -------
           Net interest income ................       12,481           12,439
Provision for loan losses .....................          767            1,125
                                                     -------          -------
           Net interest income after
               provision for loan losses ......       11,714           11,314
Noninterest income
      Service charges on deposit accounts .....        3,424            2,936
      Fees and commissions ....................        2,415            2,049
      Trust revenue ...........................          297              231
      Securities gains ........................           79              -
      BOLI income .............................          305              302
      Merchant discounts ......................          294              299
      Other ...................................          761              792
                                                     -------          -------
           Total noninterest income ...........        7,575            6,609
Noninterest expense
      Salaries and employee benefits ..........        7,221            6,929
      Data processing .........................          950              922
      Net occupancy ...........................          805              807
      Equipment ...............................          798              804
      Other ...................................        3,056            2,836
                                                     -------          -------
           Total noninterest expense ..........       12,830           12,298
                                                     -------          -------
Income before taxes and cumulative effect
    of accounting change ......................        6,459            5,625
Income taxes ..................................        1,907            1,560
                                                     -------          -------
           Income before cumulative
               effect of accounting change ....        4,552            4,065
Cumulative effect of accounting change ........          -             (1,300)
                                                     -------          -------
           Net income after cumulative
               effect of accounting change ....  $     4,552      $     2,765
                                                     =======          =======
Basic and diluted earnings per share:
     Income before cumulative effect of
         accounting change ....................  $      0.82      $      0.72
     Cumulative effect of accounting change ...          -              (0.23)
                                                     -------          -------
     Net Income ...............................  $      0.82      $      0.49
                                                     =======          =======

Weighted average shares outstanding  ..........    5,573,528        5,657,726
Weighted average shares outstanding - diluted .    5,579,515        5,660,727

 See Notes to Condensed Consolidated Financial Statements

                   THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                   THREE MONTHS ENDED MARCH 31
                                                      2003             2002
                                                      ----             ----
                                                           (Unaudited)
Operating activities
          Net cash provided (used) by
                operating activities ..........  $      1,063    $     (1,100)

Investing activities
      Purchases of securities
           available-for-sale .................       (90,685)        (98,129)
      Proceeds from sales of securities
           available-for-sale .................        19,365           3,097
      Proceeds from calls/maturities of
           securities available-for-sale ......        38,358          19,284
      Net decrease in loans ...................         5,367           6,834
      Proceeds from sales of premises
           and equipment ......................             1             119
      Purchases of premises and equipment .....          (993)           (473)
                                                   ----------      ----------
          Net cash used in investing
                activities ....................       (28,587)        (69,268)

Financing activities
      Net increase in
          noninterest-bearing deposits ........        21,306           9,277
      Net increase in
          interest-bearing deposits ...........        38,205          41,082
      Net (decrease) in
          short-term borrowings ...............        (3,304)         (3,741)
      Proceeds from other borrowings ..........           -            13,748
      Repayments of other borrowings ..........        (4,521)         (4,618)
      Acquisition of treasury stock ...........           (80)         (2,897)
      Cash dividends paid .....................        (1,505)         (1,415)
                                                   ----------      ----------
          Net cash provided by financing
                activities ...................         50,101          51,436
                                                   ----------      ----------
            Increase (decrease) in cash
                and cash equivalents .........         22,577         (18,932)

      Cash and cash equivalents at
           beginning of period ...............         58,741          71,412
                                                   ----------      ----------
      Cash and cash equivalents at
           end of period .....................   $     81,318    $     52,480
                                                 ============    ============
Supplemental disclosures:
  Non-cash transactions:
     Transfer of loans to other real
        estate ...............................   $        632    $        787
                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements

                  THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2003
                        (in thousands, except share data)

Note 1  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary's annual report on Form 10-K for the year ended December 31, 2002. For purposes of this quarterly report on Form 10-Q, the term "Company" refers to The Peoples Holding Company and the term "Bank" refers to The Peoples Bank and Trust Company.

Note 2  Other Accounting Pronouncements

In the first quarter of 2002, we completed the transitional impairment test required by Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Intangible Assets." As a result of this test, we recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principles. The impairment was specific to the insurance subsidiary of the Company. The fair value of the insurance subsidiary was estimated using the expected present value of future cash flows. The insurance subsidiary acquisition was a tax-free exchange; therefore, there was no tax offset to the impairment cost booked.

                                        As of March 31, 2003
                                   --------------------------------
                                   Gross Carrying     Accumulated
                                       Amount         Amortization
                                   --------------    --------------
Amortized intangible assets:
  Core deposit intangible assets ..  $     507         $    (413)
  Other intangible assets .........      3,282            (2,184)
                                     ----------        ----------
  Total intangible assets .........  $   3,789         $  (2,597)
                                     ==========        ==========

  Goodwill ........................  $   7,190         $  (2,142)
                                     ==========        ==========

Aggregate amortization expense:
  For the period ended March 31, 2003 ......  $     123

Estimated amortization expense in future years:
  For the year ended December 31, 2003 .....        493
  For the year ended December 31, 2004 .....        422
  For the year ended December 31, 2005 .....        399
  For the year ended December 31, 2006 .....          0

The changes in the carrying amount of goodwill and other intangible assets for the quarter ended March 31, 2003 and 2002, are as follows:

                                       2003                      2002
                              -----------------------   -----------------------
                                             Other                     Other
                               Goodwill   Intangibles    Goodwill   Intangibles
                              ----------  -----------   ----------  -----------
Balance as of January 1, ....  $  5,048    $  1,315      $  6,348    $  1,808
  Impairment losses .........       -           -          (1,300)        -
  Amortization expense ......       -          (123)          -          (123)
                              ----------  -----------   ----------  -----------
Balance as of March 31, .....  $  5,048    $  1,192      $  5,048    $  1,685
                              ==========  ===========   ==========  ===========



In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 were to be applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements are to be applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the provisions of the Interpretation, and its adoption did not have a material impact on its financial statements.

Effective January 1, 2003, we adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statment amends SFAS 123, "Accounting for Stock-Based Compensation," to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 and Account Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the fair value method of accounting for stock based compensation effective December 31, 2002. We recorded $128 in compensation expense relating to stock based compensation in the first quarter of 2003.


Note 3  Comprehensive Income

For the three month periods ended March 31, 2003 and 2002, total comprehensive income was $3,860 and $1,712, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data)

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

Financial Condition

Total assets of The Peoples Holding Company increased from $1,344,512 on December 31, 2002, to $1,392,887 on March 31, 2003, or 3.60%. Of the $48,375
increase in total assets, $17,982 and $31,031 were employed in interest bearing bank balances and the investment portfolio, respectively, as a result of soft loan demand. Security purchases during the quarter totaled $90,685, the majority (92%) being in the mortgage-back sector because of the cash flow provided by the principal and interest payback each month. We believe that the cash flow from these securities will be useful in meeting loan demand as the economy improves.

Loan demand for the first quarter of 2003 remained slow. Average loan balances for the first quarter of 2003 were comparable to average loan balances for the fourth quarter of 2002. However, the loan balance at March 31, 2003, was $857,004, representing a decrease of $6,304 from $863,308 at December 31, 2002. Loan volume continues to be impacted by the strategic decision made in 2000 to curtail our sales finance division in order to reduce risk and to enhance yield. The sales finance balance decreased $1,403, from $6,793 on December 31, 2002, to $5,390 on March 31, 2003. The increase in real estate construction loans was offset by decreases in real estate mortgage and consumer loans, lowering the loan to deposit ratio at March 31, 2003, to 73.97%. The average loan to deposit ratio improved from 75.90% at December 31, 2002, to 76.77% at March 31, 2003.

Total deposits increased from $1,099,048 on December 31, 2002, to $1,158,559 on March 31, 2003, or 5.41%. The majority of our growth has been in non-interest demand deposit accounts, public fund interest bearing demand deposit accounts, and savings deposit accounts. Traditionally, we see an increase in public funds checking the first quarter of each year. Our average interest bearing deposits as a percentage of total average deposits have decreased from 86.10% at December 31, 2002, to 85.92% at March 31, 2003.

The treasury tax and loan note account decreased from $5,498 at December 31, 2002, to $2,194 at March 31, 2003. This balance is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve's need for funds.

We also continue to utilize advances from the Federal Home Loan Bank (FHLB) to minimize interest rate risk. We have funded various loans with FHLB borrowings having similar terms, locking in fixed rates based on a spread over the FHLB note rates. In addition, we have funded an arbitrage of mortgage-backed securities with advances from the FHLB. Advances from the FHLB decreased from $86,308 at December 31, 2002, to $81,787 at March 31, 2003.

The equity capital to total assets ratios were 9.70% and 9.88% at March 31, 2003, and December 31, 2002, respectively. Capital increased $2,275, or 1.71%, from December 31, 2002, to March 31, 2003. Several factors contributed to the change in capital. Offsetting the increase in capital from earnings were a decrease in unrealized security portfolio gains, cash dividends declared for the first quarter, and treasury stock purchases. Unrealized portfolio gains decreased as a result of declining portfolio yields. As noted earlier, we purchased approximately $90,000 of securities this quarter, or approximately 24% of the portfolio. Cash dividends declared in the first quarter of 2003 remained unchanged from dividends declared in the fourth quarter of 2002 at $.27 per share. In addition, we purchased 1,982 shares of treasury stock during the first quarter of 2003 at an average price of $40.33 per share.

Results of Operations

Net income for the three month period ended March 31, 2003, was $4,552. This represented an increase of $1,787, or 64.63%, from net income of $2,765 for the three month period ended March 31, 2002, and an increase of $487, or 11.98%, from net income before the cumulative effect of accounting change recognized in the first quarter of 2002. Income before the cumulative effect of accounting change for the three month period ended March 31, 2002 was $4,065. In the first quarter of 2002, we completed the transitional impairment test required by Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Intangible Assets." As a result of this test, we recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principles. The impairment was specific to the insurance subsidiary of the Company.

Earnings per share for the first quarter of 2003 were $0.82. This represented an increase of 67.35% from earnings per share of $0.49 for the comparable period a year ago, and an increase of 13.89% from earnings per share before the cumulative effect of accounting change of $0.72 for the comparable period a year ago.

The increase in net income before cumulative effect of accounting change for the three month period ended March 31, 2003, compared to the same period for 2002 was a result of usual and customary deposit gathering and lending operations and an emphasis on effective and efficient delivery of specialized products. The annualized return on average assets for the three month periods ending March 31, 2003 and 2002, was 1.29% and 1.09%, respectively. The annualized return on average assets before the cumulative effect of accounting change was 1.19% for the first quarter of 2002. The annualized return on average equity for the three month periods ending March 31, 2003 and 2002, was 13.15% and 11.37%, respectively. The annualized return on average equity before the cumulative effect of accounting change was 12.29% for the first quarter of 2002.

Net Interest Income

Net interest income, the difference between interest earned on earning assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income has slightly improved due to increases in earning asset volume, risk based pricing of loans, and a shift in the deposit mix from time deposits to transaction and money market accounts.

Net interest income for the three month periods ending March 31, 2003 and 2002 was $12,481 and $12,439, respectively, while earning assets for the same periods averaged $1,222,027 and $1,162,968, respectively. Our net interest margin on a tax equivalent basis for the first quarter of 2003 has declined to 4.39% from 4.59% for the comparable period in 2002 due to repricing at record low interest rates.

                           Three Months ending     Three Months ending
                                March 31,             December 31,
                           -------------------     -------------------
                             2003       2002              2002
                           --------   --------          --------
Net interest margin ......   4.39%      4.59%             4.61%

Provision for Loan Losses

The provision for loan losses charged to operating expense is an amount which, in the judgement of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on our current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio including consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators. As a result of the continued improvement in loan quality, the provision for loan losses has been reduced 31.82% from $1,125 in the first quarter of 2002 to $767 in the first quarter of 2003. The tables below present pertinent data and ratios.


                                  Loans and Credit Quality

                                                               Nonperforming      Net Charge-offs
                                              Loans*               Loans        Three Months Ended
                                             March 31            March 31            March 31
                                        ------------------  ------------------  ------------------
                                          2003      2002      2003      2002      2003      2002
                                        --------  --------  --------  --------  --------  --------
Commercial, financial, agricultural ... $153,428  $147,982  $    417  $  1,501  $     83  $     73
Real estate - construction ............   41,982    31,269       -         150       -          87
Real estate - mortgage ................  568,569   536,877     2,145     3,645       180       289
Consumer ..............................   93,025   103,279       220       403        41       219
                                        --------  --------  --------  --------  --------  --------
                                        $857,004  $819,407  $  2,782  $  5,699  $    304  $    668
                                        ========  ========  ========  ========  ========  ========
*  Net of unearned income.

                                  Allowance for Loan Losses

                                                2003                       2002
                                             ---------  ------------------------------------------
                                                1st        4th        3rd        2nd        1st
                                              Quarter    Quarter    Quarter    Quarter    Quarter
                                             ---------  ---------  ---------  ---------  ---------
Balance at beginning of period ............. $ 12,203   $ 12,299   $ 11,658   $ 11,811   $ 11,354

Loans charged off ..........................      483      1,299        573      1,310        985
Recoveries of loans previously charged off .      179        178         89         82        317
                                             ---------  ---------  ---------  ---------  ---------
     Net Charge-offs .......................      304      1,121        484      1,228        668
Provision for loan losses ..................      767      1,025      1,125      1,075      1,125
                                             ---------  ---------  ---------  ---------  ---------
Balance at end of year ..................... $ 12,666   $ 12,203   $ 12,299   $ 11,658   $ 11,811
                                             =========  =========  =========  =========  =========

Allowance for loan losses to total loans ...     1.48%      1.30%      1.44%      1.39%      1.44%
Reserve coverage ratio .....................   455.28     338.22     309.95     317.57     207.25
Net charge-offs to total loans .............     0.04       0.13       0.06       0.15       0.08
Nonperforming loans to total loans .........     0.32       0.42       0.46       0.44       0.70


Noninterest Income

Noninterest income, excluding gains from the sales of securities, was $7,496 for the three month period ending March 31, 2003, compared to $6,609 for the same period in 2002, or an increase of 13.42%. Approximately 77% of the increase between 2003 and 2002 was the result of fees generated from usual and customary loan and deposit services.

Fees generated from deposit services increased $566, or 14.28%,from the first quarter of 2002, largely attributable to deposit growth. Deposits, excluding time deposits, increased 12.09%. These deposit services include service charges, overdraft charges, debit card fees, and deposit box rent. Debit card usage was up approximately 19% for the first quarter of 2003 compared to the first quarter of 2002.

Income attributable to loan services increased $126, or 13.27% over the same period in 2002. The mortgage loan business remained strong during the first quarter of 2003. And when comparing first quarter 2003 to 2002, loan origination fees and loan document preparation fees increased $184 and $38, respectively. This increase was primarily due to changes in our pricing structure implemented in late March 2002. Loan prepayment penalties decreased $139 over the same period.

Our continued emphasis on sales of specialized products and services resulted in an increase of $118 in insurance commissions for the three month period ending March 31, 2003, compared to the same period in 2002. Contingency income related to our insurance subsidiary was down $127 from the same time period. Contingency income is a bonus received from the insurance underwriters and is based on claims paid on our customers during the previous year. In addition, trust revenue for the first quarter of 2003 was $66 greater than the first quarter of 2002 due to fees earned on new accounts and changes in the fee structure of investment managed accounts. And during the first quarter of 2003, we received a one-time signing bonus of $75 related to our new official check program.

Noninterest Expense

Noninterest expense was $12,830 for the three month period ended March 31, 2003, compared to $12,298 for the same period in 2002, or an increase of 4.33%. Salaries and commissions for the first quarter of 2003 increased $497 over the same period last year. The increase was related to normal hiring practices and salary increases for employees. Increases in salaries and commissions were offset by lower incentive expenses for the first quarter of 2003 compared to the first quarter of 2002. Stock option expenses accounted for $124 of the increase in noninterest expense over the prior year.

A loss of $56 was recognized on the sale of a building during the first quarter of 2002. We experienced increases of $110 in computer and equipment expenses related to technological enhancements. Fees increased $165 over the first quarter of 2002 due to professional fees paid to a technology consultant, to our accounting firm, and to our legal firms. Insurance costs were $58 greater than the prior year because of rate increases in various liability insurance policies held by the Company.

Noninterest expense as a percentage of average assets improved to 3.79% for the first quarter of 2003 from 3.82% for the comparable period in 2002. Although expenses increased, we have improved our efficiency ratio. The fact that the growth in noninterest income outpaced the growth in noninterest expenses has been a key factor in the improvement of our efficiency ratio.

                        Three Months Ended
                             March 31
                        ------------------
                         2003       2002
                        ------     ------
Efficiency ratio .....  61.49%     62.03%


Income tax expense was $1,907 for the three month period ended March 31, 2003, (with an effective tax rate of 29.52%) compared to $1,560 (with an effective tax rate of 27.73%) for the same period in 2002. The increase in the effective tax rate over 2002 is due in part to a decrease in the tax credit available on Qualified Zone Academy Bonds in our investment portfolio. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.


Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that we meet the liquidity requirements deemed necessary by management.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 2003, we met all capital adequacy requirements to which we are subject.

As of March 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution's category. The Bank's actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.
                                                 Actual
                                                 Amount   Ratio
                                                 ------   -----
                                                 (000)
As of March 31, 2003
         Total Capital ....................   $ 130,184   14.7%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 119,065   13.4%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 119,065    8.8%
           (to Adjusted Average Assets)

As of December 31, 2002
         Total Capital ....................   $ 127,870   14.5%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 116,856   13.3%
           (to Risk Weighted Assets)
         Tier I Capital ...................   $ 116,856    9.0%
           (to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $24.23 and $23.82 at March 31, 2003 and December 31, 2002, respectively.

Our capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no  significant  changes to our disclosure on  quantitative  and
qualitative   disclosures  about  market  risk  since  December  31,  2002.  For additional information, see our Form 10-K for the year ended December 31, 2002.


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

                           Part II. OTHER INFORMATION


Item 5.    OTHER INFORMATION

This disclosure is made pursuant to Rule 104 of Regulation BTR. On February 14, 2003, the plan administrator of The Peoples Bank & Trust Company 401(k) Plan notified the company of an upcoming administrative blackout period for the plan from March 18, 2003 through April 11, 2003. On February 20, 2003, the company notified directors and executive officers of the blackout period and trading restrictions on company common stock during the blackout period. The blackout period was necessary to complete the transfer of the plan's administrative records and account balances to a new recordkeeper, to implement changes in investment options and to make changes necessary to permit investment changes to be made on a daily basis. During the blackout period, participants were restricted from obtaining a plan loan or making investment changes. The blackout period began on March 18, 2003 and ended on April 11, 2003. For inquiries about the blackout period and trading restrictions, contact Stuart Johnson, Chief Financial Officer, The Peoples Bank & Trust Company, 209 Troy Street, Tupelo, Mississippi 38802, (662) 680-1472.

This  disclosure is provided  under Item 11 of Form 8-K and is made herein under
Item 5, of Form 10-Q in the first quarterly report filed by the company after commencement of the blackout period, pursuant to the interim guidance set forth in the transition period provided for under SEC Release No. 34-47225, Part IIB,
Section 7(d) (Jan. 26, 2003) and SEC Release No. 33-8216 (Mar. 28, 2003).

Item 6.(a) EXHIBITS


         Exhibit No. and Description

          3.1 Articles of Incorporation and Articles of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on February 17, 1999, as amended, and incorporated herein by reference, Commission File No. 333-72507)

          3.2  By-laws of  the  Company  (filed  as Exhibit 3.2 to the Company's
               Form  10-Q  filed  on  November   14,  2002,   as  amended,   and
               incorporated herein by reference)

         10.1 The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended January 21, 2003 (filed as Appendix B to the Company's Proxy Statement filed on March 20, 2003, and incorporated herein by reference)

         10.2 The Peoples Holding Company Deferred Compensation Plan and Amentdment No. 1 (filed as Exhibits 4.3 and 4.4 to the Company's Registration Statement on Form S-8 filed on December 23, 2002, and incorporated herein by reference, Commission File No. 333-102152)

         10.3  Executive Deferred  Compensation Plan A (filed as Exhibit 10.1 to
               the  Company's   Form  10-Q  filed  on  November  14,  2002,  and
               incorporated herein by reference)

         10.4  Executive Deferred  Compensation Plan B (filed as Exhibit 10.2 to
               the  Company's   Form  10-Q  filed  on  November  14,  2002,  and
               incorporated herein by reference)

         10.5 Directors' Deferred Fee Plan A (filed as Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 2002, and incorporated herein by reference)

         10.6 Directors' Deferred Fee Plan B (filed as Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002, and incorporated herein by reference)

         10.7 Change in Control Employment Agreement dated January 1, 2001, between the Company and Chief Executive Officer, E. Robinson McGraw (filed as Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002, and incorporated herein by reference)

         10.8 Change in Control Employment Agreement dated February 28, 1998, between the Company and Executive Vice President, Stuart R. Johnson (filed as Exhibit 10(viii) to the Company's Form 10-K filed on March 10, 2003, and incorporated herein by reference)

         10.9 Change in Control Employment Agreement dated February 28, 1998, between the Company and Executive Vice President, James W. Gray (filed as Exhibit 10(ix) to the Company's Form 10-K filed on March 10, 2003, and incorporated herein by reference)

         10.10 Amendment  No.  2  to  The  Peoples  Holding   Company   Deferred
               Compensation Plan

         99.1 Certifications of the Chief Executive Officer and the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       (b) REPORTS ON FORM 8-K

          On January 23, 2003, the registrant filed on Form 8-K a press release dated January 26, 2003, announcing our fourth quarter 2002 earnings.


          On February 27, 2003, the registrant filed on Form 8-K a press release dated February 26, 2003, announcing a quarterly cash dividend of $0.27 per share.




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



                                    THE PEOPLES HOLDING COMPANY
                                   ---------------------------
                                            Registrant



DATE:  May 15, 2003                  /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 15, 2003                  /s/ E. Robinson McGraw
                                   ---------------------------
                                        E. Robinson McGraw
                                 President & Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 15, 2003                   /s/ Stuart R. Johnson
                                   ---------------------------
                                        Stuart R. Johnson
                                    Executive Vice President &
                                     Chief Executive Officer