Form 10-Q
period 2003-06-30
PEOPLES HOLDING CO
filed 2003-08-12
CIK 715072

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

or

( )	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission File Number 1-13253

THE PEOPLES HOLDING COMPANY

(Exact name of the registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

209 Troy Street, P. O. Box 709, Tupelo, Mississippi 38802-0709

(Address of principal executive offices) (Zip code)

Registrant’s telephone number including area code 662-680-1001

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO_____

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES__X__ NO _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date.
Common stock, $5 Par Value, 5,478,440 shares outstanding as of August 11, 2003.

THE PEOPLES HOLDING COMPANY
INDEX

PART 1. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Item 4

Controls and Procedures

PART II. OTHER INFORMATION

Item 4

Submission of Matters to a Vote of Shareholders

Item 6

Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	JUNE 30 2003	DECEMBER 31 2002
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$51,552	$46,422
Interest-bearing balances with banks	28,058	12,319

Cash and cash equivalents	79,610	58,741

Securities available-for-sale	354,106	344,781

Mortgage loans held for sale	13,671	3,624
Loans, net of unearned income	852,265	859,684
Allowance for loan losses	(12,936)	(12,203)

Net loans	853,000	851,105

Premises and equipment, net	30,326	29,289
Other assets	68,293	60,596

Total assets	$1,385,335	$1,344,512

Liabilities
Deposits:
Noninterest-bearing	$163,998	$147,565
Interest-bearing	985,499	951,483

Total deposits	1,149,497	1,099,048

Treasury tax and loan note account	3,935	5,498
Advances from the Federal Home Loan Bank	79,293	86,308
Other liabilities	15,910	20,880

Total liabilities	1,248,635	1,211,734

Shareholders' equity
Common Stock, $5 par value - 15,000,000
shares authorized, 6,212,284 shares
issued; 5,531,490 and 5,574,733 shares
outstanding at June 30, 2003 and
December 31, 2002, respectively	31,061	31,061
Treasury stock, at cost	(19,387)	(17,556)
Additional paid-in capital	40,150	39,930
Retained earnings	79,988	73,935
Accumulated other comprehensive income	4,888	5,408

Total shareholders' equity	136,700	132,778

Total liabilities and shareholders' equity	$1,385,335	$1,344,512

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Interest income
Loans	$28,935	$30,664	$14,321	$15,347
Securities:
Taxable	5,303	6,641	2,662	3,588
Tax-exempt	2,085	1,992	1,050	1,011
Other	131	203	57	25

Total interest income	36,454	39,500	18,090	19,971

Interest expense
Deposits	10,035	12,627	4,945	6,123
Borrowings	1,494	1,183	701	597

Total interest expense	11,529	13,810	5,646	6,720

Net interest income	24,925	25,690	12,444	13,251
Provision for loan losses	1,370	2,200	603	1,075

Net interest income after provision for loan losses	23,555	23,490	11,841	12,176

Noninterest income
Service charges on deposit accounts	7,114	6,000	3,690	3,064
Fees and commissions	3,400	2,710	1,834	1,392
Insurance commissions	1,699	1,565	850	834
Trust revenue	594	462	297	231
Securities gains	102	8	23	8
Bank owned life insurance revenue	604	613	299	311
Merchant discounts	627	634	333	335
Other	1,301	1,267	540	475

Total noninterest income	15,441	13,259	7,866	6,650

Noninterest expense
Salaries and employee benefits	14,721	14,319	7,500	7,390
Data processing	1,995	1,881	1,045	959
Net occupancy	1,617	1,584	812	777
Equipment	1,614	1,594	816	790
Other	6,334	5,446	3,278	2,610

Total noninterest expense	26,281	24,824	13,451	12,526

Income before taxes and cumulative effect
of accounting change	12,715	11,925	6,256	6,300
Income taxes	3,606	3,371	1,699	1,811

Income before cumulative effect of accounting change	9,109	8,554	4,557	4,489
Cumulative effect of accounting change	--	(1,300)	--	--

Net income	$9,109	$7,254	$4,557	$4,489

Basic and diluted earnings per share:
Income before cumulative effect of
accounting change	$1.64	$1.52	$0.82	$0.80
Cumulative effect of accounting change	--	(0.23)	--	--

Net income	$1.64	$1.29	$0.82	$0.80

Weighted average shares outstanding	5,564,383	5,635,854	5,555,339	5,614,265
Weighted average shares outstanding - diluted	5,571,266	5,641,245	5,563,118	5,622,047

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	SIX MONTHS ENDED JUNE 30
	2003	2002
	(Unaudited)
Operating activities
Net cash provided by operating activities	$2,457	$10,003

Investing activities
Purchases of securities available-for-sale	(144,776)	(124,737)
Proceeds from sales of securities available-for-sale	39,479	24,022
Proceeds from calls/maturities of securities available-for-sale	93,549	36,255
Net increase in loans	(4,397)	(11,922)
Proceeds from sales of premises and equipment	1	124
Purchases of premises and equipment	(2,428)	(2,059)

Net cash used in investing activities	(18,572)	(78,317)

Financing activities
Net increase in noninterest-bearing deposits	16,433	4,822
Net increase in interest-bearing deposits	34,016	38,916
Net (decrease) increase in short-term borrowings	(1,563)	2,462
Proceeds from other borrowings	--	16,248
Repayments of other borrowings	(7,015)	(6,620)
Acquisition of treasury stock	(1,831)	(3,416)
Cash dividends paid	(3,056)	(2,868)

Net cash provided by financing activities	36,984	49,544

Increase (decrease) in cash and cash equivalents	20,869	(18,770)
Cash and cash equivalents at beginning of period	58,741	71,412

Cash and cash equivalents at end of period	$79,610	$52,642

Supplemental disclosures:
Non-cash transactions:
Transfer of loans to other real estate	$1,132	$1,933

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary’s annual report on Form 10-K for the year ended December 31, 2002. For purposes of this quarterly report on Form 10-Q, the term “Company” refers to The Peoples Holding Company and the term “Bank” refers to The Peoples Bank and Trust Company.

Note 2 Shareholders' Equity

In August 2000, the Company's board of directors approved a treasury share program which allowed for the repurchase of up to 305,000 shares of our outstanding common stock over a four year period. The limit allowed under this plan was attained during the second quarter of 2003. We are currently operating under a treasury share plan authorized by the Company's board of directors in September 2002 which allows for the purchase of 278,771 shares, or approximately 5% of our outstanding common stock. As of June 30, 2003, 18,238 shares of our common stock had been purchased under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the first six months of 2003 we have purchased 43,243 shares of treasury stock at an average price of $42.29 per share.

Cash dividends declared increased from $0.27 per share in the first quarter of 2003 to $0.28 per share in the second quarter of 2003, marking the seventeenth consecutive year of dividend increases. This represents a 7.69% increase over the dividend declared during the second quarter of 2002, which was $0.26 per share. Total cash dividends paid to shareholders by the Company were $3,056 and $2,868 for the six month periods ended June 30, 2003 and 2002, respectively. For the three month periods ended June 30, 2003 and 2002, total cash dividends paid to shareholders were $1,551 and $1,453, respectively.

Note 3 Recent Accounting Pronouncements

In the first quarter of 2002, we completed the transitional impairment test required by Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Intangible Assets.” As a result of this test, we recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principles. The impairment was specific to the insurance subsidiary of the Company. The fair value of the insurance subsidiary was estimated using the expected present value of future cash flows. The insurance subsidiary acquisition was a tax-free exchange; therefore, there was no tax offset to the impairment cost booked.

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$507	$(436)
Other intangible assets	3,282	(2,284)

Total intangible assets	$3,789	$(2,720)

Goodwill	$7,190	$(2,142)

Aggregate amortization expense:
For the period ended June 30, 2003	$246

Estimated amortization expense in future years:
For the year ended December 31, 2003	493
For the year ended December 31, 2004	422
For the year ended December 31, 2005	399
For the year ended December 31, 2006	0

The changes in the carrying amount of goodwill and other intangible assets for the six months ended June 30, 2003 and 2002, are as follows:

	2003		2002
	Goodwill	Other Intangibles	Goodwill	Other Intangibles
Balance as of January 1,	$5,048	$1,315	$6,348	$1,808
Impairment losses	--	--	(1,300)	--
Amortization expense	--	(246)	--	(246)

Balance as of June 30,	$5,048	$1,069	$5,048	$1,562

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has evaluated the provisions of Interpretation 45, and its adoption was not material to the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 were to be applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements are to be applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the provisions of the Interpretation, and its adoption did not have a material impact on its financial statements.

Effective January 1, 2003, we adopted the disclosure provisions of Statement of Financial Accounting Standard (SFAS) 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the fair value method of accounting for stock based compensation effective December 31, 2002. For the six month period ended June 30, 2003, we have recorded $220 in compensation expense relating to stock based compensation.

Note 4 Comprehensive Income

For the six month periods ended June 30, 2003 and 2002, total comprehensive income was $8,589 and $9,413, respectively. For the quarters ended June 30, 2003 and 2002, total comprehensive income was $4,729 and $7,701, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data)

This Form 10-Q may contain, or incorporate by reference, statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans, and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition

Total assets of The Peoples Holding Company increased from $1,344,512 on December 31, 2002, to $1,385,335 on June 30, 2003, or 3.04%. Interest bearing bank balances increased $15,739 and the investment portfolio $9,325, primarily as a result of deposit growth. Security purchases during the quarter totaled $54,091. As in recent quarters, the majority of our security purchases was in the mortgage-backed sector. These securities provide an enhancement to our investment portfolio yield when compared to other alternatives while offering a monthly cash flow from paybacks of principal and interest that will be useful in meeting loan demand as the economy improves.

The loan balance at June 30, 2003, was $865,936, representing an increase of $2,628 from $863,308 at December 31, 2002. Despite the sluggish economy, loan demand showed a slight improvement during the second quarter of 2003 compared to the prior quarter. Increases in our real estate construction loans and real estate mortgage loans have been offset somewhat by decreases in consumer loans, lease financing, and commercial, financial, and agricultural loans. We have also continued our strategy of curtailing our sales finance division in order to reduce risk and to enhance yield. Our sales finance loan volume has decreased $2,654, from $6,793 on December 31, 2002, to $4,139 on June 30, 2003. Our average loan to deposit ratio improved from 75.90% at December 31, 2002, to 76.26% at June 30, 2003.

Total deposits increased from $1,099,048 on December 31, 2002, to $1,149,497 on June 30, 2003, or 4.59%. The largest component of our deposit growth has been public fund interest bearing demand deposit accounts, which increased $29,852 from December 31, 2002. We have also experienced considerable deposit growth in both noninterest and non-public interest bearing demand deposit accounts, which have increased $16,434 and $14,011, respectively, from December 31, 2002. This occurred partly because of Haberfeld Associates' High Performance Checking Account Marketing Program, which was implemented during the second quarter of 2003. The intent of this program is to attract and retain new deposit clients in a cost efficient manner for both the Bank and the client. Through this program, new account openings have increased significantly during the second quarter of 2003 compared to the same period during 2002. Our average interest bearing deposits as a percentage of total average deposits have decreased from 86.10% at December 31, 2002, to 86.00% at June 30, 2003.

The treasury tax and loan note account decreased from $5,498 at December 31, 2002, to $3,935 at June 30, 2003. This balance is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

We also continue to utilize advances from the Federal Home Loan Bank (FHLB) to minimize interest rate risk. We have funded various loans with FHLB borrowings having similar terms, locking in fixed rates based on a spread over the FHLB note rates. In addition, we have funded an arbitrage of mortgage-backed securities with advances from the FHLB. Advances from the FHLB decreased from $86,308 at December 31, 2002, to $79,293 at June 30, 2003, as a result of scheduled payments and maturities.

The equity capital to total assets ratios were 9.87% and 9.88% at June 30, 2003, and December 31, 2002, respectively. Capital increased $3,922, or 2.95%, from December 31, 2002, to June 30, 2003. Several factors contributed to the change in capital. Offsetting the increase in capital from earnings were a decrease in unrealized security portfolio gains, cash dividends declared, and treasury stock purchases. Unrealized portfolio gains decreased as a result of declining portfolio yields.

Results of Operations

Summary

The increases in income for 2003 when compared to 2002 before the cumulative effect of accounting change have been the results of usual and customary deposit gathering and lending operations, improvements in loan quality, and an emphasis on effective and efficient delivery of specialized products.

Net income for the six month period ended June 30, 2003, was $9,109. This represented an increase of $1,855, or 25.57%, from net income of $7,254 for the six month period ended June 30, 2002, and an increase of $555, or 6.49%, compared to income before the cumulative effect of accounting change for the same period of 2002. Income before the cumulative effect of accounting change for the six month period ended June 30, 2002 was $8,554. In the first quarter of 2002, we completed the transitional impairment test required by SFAS 142, “Goodwill and Intangible Assets.” As a result of this test, we recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principles. The impairment was specific to the insurance subsidiary of the Company.

Earnings per share for the six month period ended June 30, 2003, were $1.64. This represented an increase of 27.13% from earnings per share of $1.29 for the comparable period a year ago, and an increase of 7.89% from earnings per share before the cumulative effect of accounting change of $1.52 for the comparable period a year ago. For the three month periods ended June 30, 2003 and 2002, net income was $4,557 and $4,489, respectively. Earnings per share for the second quarter of 2003 were $0.82. This represented an increase of 2.50% from earnings per share of $0.80 for the comparable period a year ago.

The annualized return on average assets and the annualized return on average equity are presented in the table below.

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
Return on average assets	1.30%	1.19%	1.27%	1.37%
Return on average equity	13.16	12.50	12.79	14.36

Before the cumulative effect of accounting change:
Return on average assets	1.30	1.29	1.27	1.37
Return on average equity	13.16	13.54	12.79	14.36

Net Interest Income

Net interest income, the difference between interest earned on earning assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. The impact on net interest income from the current interest rate environment has been minimized by several factors, including an increase in earning assets, risk based loan pricing, and a shift from time deposits to lower costing transaction deposits.

Net interest income for the six month periods ended June 30, 2003 and 2002, was $24,925 and $25,690, respectively. Our earning assets for the same periods averaged $1,235,286 and $1,172,963, respectively. Net interest margin on a tax equivalent basis for the six month period ended June 30, 2003, has declined to 4.36% from 4.67% for the comparable period in 2002 due primarily to repricing assets at lower interest rates.

For the three month periods ended June 30, 2003 and 2002, net interest income was $12,444 and $13,251, respectively. Our net interest margin on a tax equivalent basis for the three month period ended June 30, 2003, has declined to 4.31% from 4.75% for the comparable period in 2002. This decline was also attributable to repricing at record low interest rates.

	Six Months ended June 30,		Three Months ended June 30,
	2003	2002	2003	2002
Net interest margin	4.36%	4.67%	4.31%	4.75%

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

As a result of the continued improvement in loan quality, the provision for loan losses has been reduced 37.73% to $1,370 for the six month period ended June 30, 2003, from $2,200 for the comparable period in 2002. This continued improvement was evidenced by net charge-offs, which decreased as a percentage of average loans to 0.07% for the six month period ended June 30, 2003, from 0.23% for the prior year comparable period. The provisions for loan losses for the three month periods ended June 30, 2003 and 2002, were $603 and $1,075, respectively. Net charge-offs as a percentage of average loans decreased to 0.04% for the three month period ended June 30, 2003, from 0.15% for the prior year comparable period. The tables below present pertinent data and ratios.

Loans and Credit Quality
	Loans* June 30		Nonperforming Loans June 30		Net Charge-offs Six Months Ended June 30
	2003	2002	2003	2002	2003	2002
Commercial, financial, agricultural	$133,548	$137,334	$195	$553	$131	$463
Lease financing	14,084	14,987	1	10	--	--
Real estate - construction	43,672	31,889	--	159	--	88
Real estate - mortgage	584,504	552,541	3,986	2,736	359	926
Consumer	90,128	99,038	194	213	147	419

	$865,936	$835,789	$4,376	$3,671	$637	$1,896

* Net of unearned income.

Allowance for Loan Losses
	2003		2002
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$12,666	$12,203	$12,299	$11,658	$11,811	$11,354
Loans charged off	403	483	1,298	573	1,310	986
Recoveries of loans previously charged off	70	179	177	89	82	318

Net Charge-offs	333	304	1,121	484	1,228	668
Provision for loan losses	603	767	1,025	1,125	1,075	1,125

Balance at end of period	$12,936	$12,666	$12,203	$12,299	$11,658	$11,811

Allowance for loan losses to total loans	1.49%	1.48%	1.41%	1.44%	1.39%	1.44%
Reserve coverage ratio	295.61	455.28	338.22	309.95	317.57	207.25
Net charge-offs to total loans	0.04	0.04	0.13	0.06	0.15	0.08
Nonperforming loans to total loans	0.51	0.32	0.42	0.46	0.44	0.70

Noninterest Income

Noninterest income, excluding gains from the sales of securities, was $15,339 for the six month period ended June 30, 2003, compared to $13,251 for the same period in 2002, or an increase of 15.76%. Approximately 82% of the increase between 2003 and 2002 was the result of fees generated from usual and customary loan and deposit services.

Fees generated from deposit services increased $1,224, or 15.63%, from the six month period ended June 30, 2002, largely attributable to deposit growth. Deposits, excluding time deposits, increased 13.38%. These deposit services include service charges, overdraft charges, debit card fees, and deposit box rent. Debit card income was up approximately 25% for the first six months of 2003 compared to the same period of 2002.

Income attributable to loan services for the six month period ended June 30, 2003, increased $487, or 24.17%, over the same period in 2002. The mortgage loan business, particularly refinancing, remained strong during the first six months of 2003, as evidenced by increases of $260 and $221 in mortgage loan fees and gains from sales of mortgage loans, respectively. When comparing the first six months of 2003 to the same period of 2002, loan origination fees and loan document preparation fees increased $208 and $52, respectively. These increases were primarily due to changes in our pricing structure implemented in late March 2002. Loan prepayment penalties decreased $138 over the same period.

Our continued emphasis on sales of specialized products and services resulted in an increase of $119 in insurance commissions for the six month period ended June 30, 2003, compared to the same period in 2002. Contingency income related to our insurance subsidiary was down $148 from the same period of 2002. Contingency income is a bonus received from the insurance underwriters and is based on claims paid on our customers during the previous year. In addition, trust revenue for the first six months of 2003 was $132 greater than the same period of 2002 due to fees earned on new accounts and changes in the fee structure of investment managed accounts. Also, during the first quarter of 2003, we received a one-time signing bonus of $75 related to our new official check program.

For the three month period ended June 30, 2003, noninterest income, excluding gains from the sales of securities, was $7,843, compared to $6,642 for the same period in 2002, or an increase of 18.08%. Approximately 86% of the increase between the second quarter of 2003 and the same period for 2002 was the result of fees generated from usual and customary loan and deposit services.

Fees generated from deposit services increased $668, or 16.95%, from the three month period ended June 30, 2002, largely attributable to deposit growth. Service charges and debit card income were up approximately $627 and $55, respectively, for the three month period ended June 30, 2003, compared to the same period of 2002.

Income attributable to loan services for the three month period ended June 30, 2003, increased $360, or 33.96% over the same period in 2002. Mortgage loan fees and gains from sales of mortgage loans increased $208 and $213, respectively, compared to the second quarter of 2002. Decreases of $48 and $36 in student loan fees and credit life income, respectively, slightly offset the increases.

Insurance commissions increased $38 and title insurance revenue increased $74 for the three month period ending June 30, 2003, compared to the same period in 2002. Contingency income related to our insurance subsidiary was down $21 over the same time period. Trust revenue for the second quarter of 2003 was $66 greater than the same period of 2002.

Noninterest Expense

Noninterest expense was $26,281 for the six month period ended June 30, 2003, compared to $24,824 for the same period in 2002, or an increase of 5.87%. Salaries and employee benefits for the six month period ended June 30, 2003, were $402 greater than the same period last year. Salaries for the first six months of 2003 increased $552 over the same period last year. The increase was related to normal hiring practices and salary increases for employees. Increased sales in insurance services and mortgage loans generated $77 and $129 of additional commission expenses, respectively, during the first six months of 2003. Increases in salaries and commissions were offset by a decrease of $750 in employee incentive expenses for the six months ended June 30, 2003, compared to the same period of 2002. Stock option expenses accounted for $214 of the increase in salary and employee benefit expense over the prior year. Payroll taxes and employee pension benefits increased $79 and $90, respectively, compared to the six month period ended June 30, 2002.

While net occupancy expense remained relatively flat, we recognized a loss of $56 on the sale of a building during the first quarter of 2002. Several factors contributed to the increase in other noninterest expense. For the six month period ended June 30, 2003, we experienced $96 in additional losses from the sale of other real estate properties compared to the same period during 2002. Fees increased $443 during the first six months of 2003 due to professional fees paid to a technology consultant and to our accounting and legal firms. Additional expenses of $275 were incurred during the second quarter of 2003 related to Haberfeld Associates' High Performance Checking Marketing Program. Insurance costs were $86 greater than the prior year because of rate increases in various liability insurance policies held by the Company. Data processing costs and data line expense for the six month period ended June 30, 2003, increased $114 and $68, respectively, compared to the same period last year as the result of technological enhancements.

Noninterest expense as a percentage of average assets was 3.85% for the six month period ended June 30, 2003, and 3.82% for the comparable period in 2002. Although expenses increased, we anticipate future benefits and income enhancements from our investments in technology and programs such as High Performance Checking. Growth in noninterest income outpaced the growth in noninterest expenses by approximately 31%, resulting in an overhead ratio of 1.64% for the six month period ended June 30, 2003, compared to 1.82% for same period during 2002. Our efficiency ratio increased to 62.40% for the six month period ended June 30, 2003, compared to 61.28% for the same period of 2002 primarily due to the decline in net interest income.

For the three month period ended June 30, 2003, noninterest expense was $13,451, compared to $12,526 for the same period in 2002, or an increase of 7.38%. Salaries and employee benefits for the three month period ended June 30, 2003, were $110 greater than the same period last year. Salaries for the second quarter of 2003 increased $248 over the same period last year. The increase was related to normal hiring practices and salary increases for employees. Mortgage commission expense increased $108 for the second quarter of 2003 compared to the same period of 2002. Increases in salaries and commissions were offset by a decrease of $419 in employee incentive expenses for the three months ended June 30, 2003, compared to the same period of 2002. Stock option expenses accounted for $90 of the increase in salary and employee benefit expense over the prior year. Payroll taxes and employee pension benefits for the second quarter of 2003 increased $32 and $50, respectively, compared to the three month period ended June 30, 2002.

For the three month period ended June 30, 2003, we experienced $112 in additional losses from the sale of other real estate owned properties compared to the same period during 2002. Fees increased $279 during the second quarter of 2003 due to professional fees paid to a technology consultant, to our accounting firm, and to our legal firms. Additional expenses of $275 were also incurred during the second quarter of 2003 related to Haberfeld Associates' High Performance Checking Marketing Program. Insurance costs were $28 greater than the prior year period because of rate increases in various liability insurance policies held by the Company. Data processing costs and data line expense for the three month period ended June 30, 2003, increased $86 and $15, respectively, compared to the same period last year.

Noninterest expense as a percentage of average assets was 3.92% for the three month period ended June 30, 2003, and 3.83% for the comparable period in 2002. The overhead ratio for the second quarter of 2003 was 1.66% compared to 1.81% for the same period during 2002. The decline in net interest income caused our efficiency ratio to increase to 63.30% for the three month period ended June 30, 2003, compared to 60.54% for the same period of 2002.

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
Efficiency ratio	62.40%	61.28%	63.30%	60.54%

Income tax expense was $3,606 for the six month period ended June 30, 2003, (with an effective tax rate of 28.36%) compared to $3,371 (with an effective tax rate of 28.27%) for the same period in 2002. Income tax expense was $1,699 for the three month period ended June 30, 2003, (with an effective tax rate of 27.16%) compared to $1,811 (with an effective tax rate of 28.75%) for the same period in 2002. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

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

Other sources available for meeting our liquidity needs are available-for-sale securities and mortgage loans held-for-sale. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds sold and interest bearing balances with the FHLB. We also maintain established lines of credit with other commercial banks. In addition, we may obtain advances from the FHLB or the Federal Reserve Bank. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs. The total amount of credit available to us from the FHLB is $238,936. As of June 30, 2003, our outstanding balance with the FHLB was $79,293.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of June 30, 2003, we met all capital adequacy requirements to which we are subject.

As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution’s category. The Bank’s actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.

	Actual Amount	Ratio
	(000)
As of June 30, 2003
Total Capital	$131,730	14.7%
(to Risk Weighted Assets)
Tier I Capital	$120,521	13.5%
(to Risk Weighted Assets)
Tier I Capital	$120,521	8.8%
(to Adjusted Average Assets)

As of December 31, 2002
Total Capital	$127,870	14.5%
(to Risk Weighted Assets)
Tier I Capital	$116,856	13.3%
(to Risk Weighted Assets)
Tier I Capital	$116,856	9.0%
(to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $24.71 and $23.82 at June 30, 2003 and December 31, 2002, respectively.

Our capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our disclosure on quantitative and qualitative disclosures about market risk since December 31, 2002. For additional information, see our Form 10-K for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The annual meeting of the shareholders of The Peoples Holding Company was held on April 15, 2003, for the purpose of electing four members to the board of directors for a three year term, to approve the Company's 2001 Long Term Incentive Plan, and to ratify the appointment of the independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

Election of Directors	For	Withheld	Broker Non-Votes
George H. Booth, II	4,542,510	1,597	0
Frank B. Brooks	4,541,687	2,420	0
Robert C. Leake	4,536,890	7,217	0
C. Larry Michael	4,536,054	8,053	0

	For	Against	Abstain	Broker Non-Votes
Ratify appointment of Ernst &
Young LLP as independent	4,459,125	73,240	11,742	0
auditors for 2003

	For	Against	Abstain	Broker Non-Votes
Approval of the Company's
2001 Long Term Incentive Plan	4,376,842	107,158	60,107	0

Item 6. (a)  EXHIBITS

         Exhibit No. and Description

3.1	Articles of Incorporation and Articles of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on February 17, 1999, as amended, and incorporated herein by reference, Commission File No. 333-72507)

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-Q filed on November 14, 2002, as amended, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)    REPORTS ON FORM 8-K

On April 17, 2003, the registrant filed on Form 8-K a press release dated April 16, 2003, announcing our first quarter 2003 earnings.

On April 24, 2003, the registrant filed on Form 8-K/A an amendment to the Form 8-K filed on April 17, 2003, due to a change in Form 8-K concerning the press release dated April 16, 2003, announcing our first quarter 2003 earnings.

On May 21, 2003, the registrant filed on Form 8-K a press release dated May 21, 2003, announcing an increase in the quarterly cash dividend from $0.27 per share to $0.28 per share.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEOPLES HOLDING COMPANY
Registrant

DATE: August 12, 2003	/s/ E. Robinson McGraw
E. Robinson McGraw
President & Chief Executive Officer