Form 10-Q
period 2003-09-30
PEOPLES HOLDING CO
filed 2003-11-14
CIK 715072

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

or

( )	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission File Number 1-13253

THE PEOPLES HOLDING COMPANY

(Exact name of the registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Common stock, $5 Par Value, 8,197,635 shares outstanding as of November 12, 2003.

THE PEOPLES HOLDING COMPANY
INDEX

PART 1. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Income - Three Months and Nine Months Ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Item 4

Controls and Procedures

PART II. OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	SEPTEMBER 30 2003	DECEMBER 31 2002
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$42,641	$46,422
Interest-bearing balances with banks	30,203	12,319

Cash and cash equivalents	72,844	58,741

Securities available-for-sale	373,745	344,781

Mortgage loans held for sale	5,927	3,624
Loans, net of unearned income	843,538	859,684
Allowance for loan losses	(13,237)	(12,203)

Net loans	836,228	851,105

Premises and equipment, net	31,465	29,289
Other assets	62,920	60,596

Total assets	$1,377,202	$1,344,512

Liabilities
Deposits:
Noninterest-bearing	$158,199	$147,565
Interest-bearing	980,112	951,483

Total deposits	1,138,311	1,099,048

Treasury tax and loan note account	6,816	5,498
Advances from the Federal Home Loan Bank	76,825	86,308
Other liabilities	19,590	20,880

Total liabilities	1,241,542	1,211,734

Shareholders' equity
Common Stock, $5 par value - 15,000,000
shares authorized, 9,318,426 shares
issued; 8,208,585 and 8,362,100 shares
outstanding at September 30, 2003 and
December 31, 2002, respectively	31,061	31,061
Treasury stock, at cost	(22,148)	(17,556)
Additional paid-in capital	40,181	39,930
Retained earnings	82,971	73,935
Accumulated other comprehensive income	3,595	5,408

Total shareholders' equity	135,660	132,778

Total liabilities and shareholders' equity	$1,377,202	$1,344,512

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPTEMBER 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Interest income
Loans	$42,960	$46,027	$14,025	$15,363
Securities:
Taxable	7,433	9,892	2,130	3,251
Tax-exempt	3,118	3,011	1,033	1,019
Other	194	277	63	74

Total interest income	53,705	59,207	17,251	19,707

Interest expense
Deposits	14,606	18,567	4,571	5,940
Borrowings	2,227	1,797	733	614

Total interest expense	16,833	20,364	5,304	6,554

Net interest income	36,872	38,843	11,947	13,153
Provision for loan losses	2,169	3,325	799	1,125

Net interest income after provision for loan losses	34,703	35,518	11,148	12,028

Noninterest income
Service charges on deposit accounts	10,762	9,220	3,648	3,220
Fees and commissions	5,331	4,248	1,931	1,538
Insurance commissions	2,740	2,483	1,041	918
Trust revenue	827	680	233	218
Securities gains	109	30	7	22
Bank owned life insurance revenue	885	916	281	303
Merchant discounts	957	971	330	337
Other	1,903	1,696	602	429

Total noninterest income	23,514	20,244	8,073	6,985

Noninterest expense
Salaries and employee benefits	22,107	21,609	7,386	7,290
Data processing	3,032	2,838	1,037	957
Net occupancy	2,514	2,368	897	784
Equipment	2,313	2,386	699	792
Other	9,503	8,265	3,169	2,819

Total noninterest expense	39,469	37,466	13,188	12,642

Income before taxes and cumulative effect
of accounting change	18,748	18,296	6,033	6,371
Income taxes	5,124	5,198	1,518	1,827

Income before cumulative effect of accounting change	13,624	13,098	4,515	4,544
Cumulative effect of accounting change	--	(1,300)	--	--

Net income	$13,624	$11,798	$4,515	$4,544

Basic and diluted earnings per share:
Income before cumulative effect of
accounting change	$1.64	$1.55	$0.55	$0.54
Cumulative effect of accounting change	--	(0.15)	--	--

Net income	$1.64	$1.40	$0.55	$0.54

Weighted average shares outstanding	8,311,023	8,431,337	8,241,078	8,387,193
Weighted average shares outstanding - diluted	8,324,114	8,438,022	8,259,708	8,396,043

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30
	2003	2002
	(Unaudited)
Operating activities
Net cash provided by operating activities	$19,939	$18,999

Investing activities
Purchases of securities available-for-sale	(219,536)	(160,133)
Proceeds from sales of securities available-for-sale	39,479	43,770
Proceeds from calls/maturities of securities available-for-sale	145,251	73,369
Net decrease (increase) in loans	11,337	(33,178)
Proceeds from sales of premises and equipment	1	324
Purchases of premises and equipment	(4,287)	(3,217)

Net cash used in investing activities	(27,755)	(79,065)

Financing activities
Net increase in noninterest-bearing deposits	10,634	19,158
Net increase in interest-bearing deposits	28,629	8,183
Net increase in short-term borrowings	1,318	3,278
Proceeds from other borrowings	--	24,248
Repayments of other borrowings	(9,483)	(7,257)
Acquisition of treasury stock	(4,592)	(4,673)
Cash dividends paid	(4,587)	(4,321)

Net cash provided by financing activities	21,919	38,616

Increase (decrease) in cash and cash equivalents	14,103	(21,450)
Cash and cash equivalents at beginning of period	58,741	71,412

Cash and cash equivalents at end of period	$72,844	$49,962

Supplemental disclosures:
Non-cash transactions:
Transfer of loans to other real estate	$1,371	$3,079

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary’s annual report on Form 10-K for the year ended December 31, 2002. For purposes of this quarterly report on Form 10-Q, the term “Company” refers to The Peoples Holding Company and the term “Bank” refers to The Peoples Bank and Trust Company.

Note 2 Shareholders' Equity

On October 21, 2003, the board of directors authorized a three-for-two stock split to shareholders of record on November 7, 2003. All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the increased number of shares outstanding.

In August 2000, the Company's board of directors approved a treasury share program which allowed for the repurchase of up to 457,500 shares of our outstanding common stock over a four year period. The limit allowed under this plan was attained during the second quarter of 2003. We are currently operating under a treasury share plan authorized by the Company's board of directors in September 2002 which allows for the purchase of 418,157 shares, or approximately 5% of our outstanding common stock. As of September 30, 2003, 116,007 shares of our common stock had been purchased under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the first nine months of 2003 we have purchased 153,515 shares of treasury stock at an average price of $29.85 per share.

The cash dividend declared for the third quarter of 2003 was $0.19 per share. This represents a 11.76% increase over the dividend declared during the third quarter of 2002, which was $0.17 per share. Cash dividends declared for the nine month period ended September 30, 2003, were $0.55 per share, compared to $0.51 per share for the same period during 2002. We marked our seventeenth consecutive year of dividend increases earlier this year. Total cash dividends paid to shareholders by the Company were $4,587 and $4,321 for the nine month periods ended September 30, 2003 and 2002, respectively. For the three month periods ended September 30, 2003 and 2002, total cash dividends paid to shareholders were $1,531 and $1,453, respectively.

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

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$507	$(460)
Other intangible assets	3,282	(2,384)

Total intangible assets	$3,789	$(2,844)

Goodwill	$7,190	$(2,142)

Aggregate amortization expense:
For the nine month period ended September 30, 2003	$370

Estimated amortization expense in future years:
For the year ended December 31, 2003	493
For the year ended December 31, 2004	422
For the year ended December 31, 2005	399
For the year ended December 31, 2006	0

The changes in the carrying amount of goodwill and other intangible assets for the nine months ended September 30, 2003 and 2002, are as follows:

	2003		2002
	Goodwill	Other Intangibles	Goodwill	Other Intangibles
Balance as of January 1,	$5,048	$1,315	$6,348	$1,808
Impairment losses	--	--	(1,300)	--
Amortization expense	--	(370)	--	(370)

Balance as of September 30,	$5,048	$945	$5,048	$1,438

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has implemented the provisions of Interpretation 45, and its adoption was not material to the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 were to be applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements are to be applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the provisions of the Interpretation, and its adoption will not have a material impact on its financial statements.

Effective January 1, 2003, we adopted the disclosure provisions of Statement of Financial Accounting Standard (SFAS) 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the fair value method of accounting for stock based compensation effective December 31, 2002. For the nine month period ended September 30, 2003, we have recorded $253 in compensation expense relating to stock based compensation.

Note 4 Comprehensive Income

For the nine month periods ended September 30, 2003 and 2002, total comprehensive income was $11,811 and $15,956, respectively. For the quarters ended September 30, 2003 and 2002, total comprehensive income was $3,222 and $6,543, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

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

Financial Condition

Total assets of The Peoples Holding Company increased from $1,344,512 on December 31, 2002, to $1,377,202 on September 30, 2003, or 2.43%. Interest bearing bank balances and investments increased $17,884 and $28,964, respectively, primarily as a result of deposit growth. Security purchases during the quarter totaled $74,760. As in recent quarters, the majority of our security purchases was in the mortgage-backed sector. These securities provide an enhancement to our investment portfolio yield when compared to other alternatives while offering a monthly cash flow from paybacks of principal and interest that will be useful in meeting loan demand as the economy improves.

The loan balance at September 30, 2003, was $849,465, representing a decrease of $13,843, or 1.60%, from $863,308 at December 31, 2002. Loan demand during the third quarter decreased as a result of the continued sluggishness of the economy. An increase in our real estate construction loans was more than offset by decreases in real estate mortgage loans, consumer loans, and lease financing.The decrease in loans at the end of the quarter was in part attributable to the sale of mortgage loans held for resale. We have experienced record mortgage loan volumes this year due to the rate enviroment. The volume has decreased as loans are being sold and settled more quickly. Our sales finance loan volume decreased $3,609, from $6,793 on December 31, 2002, to $3,184 on September 30, 2003, through our continued strategic curtailment designed to reduce risk and enhance yield.

While the loan balance at September 30, 2003, was down from the balance at December 31, 2002, the average balance for the quarter was $4,030 greater than the average balance of the fourth quarter of 2002. The average loan balance for the third quarter of 2003 was comparable to the actual loan balance at December 31, 2002, and was also comparable to the average loan balance for the second quarter of 2003. Our average loan to deposit ratio was 76.26% at June 30, 2003, compared to 75.93% at September 30, 2003. The decrease in our average loan to deposit ratio from the prior quarter was due to an increase in average deposits. Compared to 75.90% at December 31, 2002, our average loan to deposit ratio was flat.

Total deposits increased from $1,099,048 on December 31, 2002, to $1,138,311 on September 30, 2003, or 3.57%. The largest component of our deposit growth has been public fund interest bearing demand deposit accounts, which increased $35,474 from December 31, 2002. In addition we have experienced considerable deposit growth in both noninterest and non-public interest bearing demand deposit accounts, which have increased $10,634 and $10,470, respectively, from December 31, 2002.

This growth in transaction accounts is primarily attributed to the Haberfeld Associates' High Performance Checking Account Marketing Program, that was implemented during the second quarter of 2003. The intent of this program is to attract and retain new deposit clients in a cost efficient manner for the Bank, providing greater cross-sales opportunities. This program provides the client with an array of value-priced transaction accounts. The cornerstone of this program is the free, full-service checking account. Through this program, new account openings have increased significantly during the second and third quarters of 2003 compared to the same periods during 2002. Under the current rate environment, time deposits have decreased $24,429 from December 31, 2002. Our average interest bearing deposits as a percentage of total average deposits have decreased from 86.10% at December 31, 2002, to 86.00% at September 30, 2003.

The treasury tax and loan note account increased from $5,498 at December 31, 2002, to $6,816 at September 30, 2003. This balance is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

We continue to utilize advances from the Federal Home Loan Bank (FHLB) to minimize interest rate risk. In order to mitigate interest rate risk,long term fixed rate loans have been match-funded with FHLB borrowings. In addition, we have funded an arbitrage of mortgage-backed securities with advances from the FHLB. Advances from the FHLB decreased from $86,308 at December 31, 2002, to $76,825 at September 30, 2003, as a result of scheduled payments and maturities.

The equity capital to total assets ratios were 9.85% and 9.88% at September 30, 2003, and December 31, 2002, respectively. Capital increased $2,882, or 2.17%, from December 31, 2002, to September 30, 2003. Several factors contributed to the change in capital. Offsetting the increase in capital from earnings were treasury stock purchases,a decrease in unrealized security portfolio gains, and cash dividends declared. Unrealized portfolio gains decreased as a result of declining portfolio yields.

Results of Operations

Summary

The increases in income for 2003 when compared to 2002 before the cumulative effect of accounting change have been the results of usual and customary deposit gathering and lending operations, improvements in loan quality, and an emphasis on effective and efficient delivery of specialized products.

Net income for the nine month period ended September 30, 2003, was $13,624. This represented an increase of $1,826, or 15.48%, from net income of $11,798 for the nine month period ended September 30, 2002, and an increase of $526, or 4.02%, compared to income before the cumulative effect of accounting change for the same period of 2002. Income before the cumulative effect of accounting change for the nine month period ended September 30, 2002 was $13,098. In the first quarter of 2002, we completed the transitional impairment test required by SFAS 142, “Goodwill and Intangible Assets.” As a result of this test, we recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principles. The impairment was specific to the insurance subsidiary of the Company.

Earnings per share for the nine month period ended September 30, 2003, were $1.64. This represented an increase of 17.14% from earnings per share of $1.40 for the comparable period a year ago, and an increase of 5.81% from earnings per share before the cumulative effect of accounting change of $1.55 for the comparable period a year ago. For the three month periods ended September 30, 2003 and 2002, net income was $4,515 and $4,544, respectively. Earnings per share for the third quarter of 2003 were $0.55. This represented an increase of 1.85% from earnings per share of $0.54 for the comparable period a year ago.

The annualized return on average assets and the annualized return on average equity are presented in the table below.

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
Return on average assets	1.33%	1.23%	1.31%	1.38%
Return on average equity	13.45	12.77	13.31	14.00

Before the cumulative effect of accounting change:
Return on average assets	1.33	1.33	1.31	1.38
Return on average equity	13.45	13.80	13.31	14.00

Net Interest Income

Net interest income, the difference between interest earned on earning assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. While the current interest rate environment and the soft loan demand have been unfavorable for net interest income, several factors have lessened the impact, including an increase in earning assets, risk based loan pricing, and a shift from time deposits to less costly transaction deposits.

Net interest income for the nine month periods ended September 30, 2003 and 2002, was $36,872 and $38,843, respectively. Our earning assets for the same periods averaged $1,240,325 and $1,176,926, respectively. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2003, declined to 4.25% from 4.67% for the comparable period in 2002. The decrease in net interest margin was due primarily to repricing assets at lower interest rates under the current interest rate environment and to the decline in loans, which typically garner higher yields than investment securities.

For the three month periods ended September 30, 2003 and 2002, net interest income was $11,947 and $13,153, respectively. Our net interest margin on a tax equivalent basis for the three month period ended September 30, 2003, has declined to 4.08% from 4.68% for the comparable period in 2002. This decline was also attributable to repricing assets at record low interest rates and our earning asset mix.

	Nine Months ended September 30,		Three Months ended September 30,
	2003	2002	2003	2002
Net interest margin	4.25%	4.67%	4.08%	4.68%

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

As a result of the continued improvement in loan quality, the provision for loan losses has been reduced 34.77% to $2,169 for the nine month period ended September 30, 2003, from $3,325 for the comparable period in 2002. This continued improvement was evidenced by net charge-offs, which decreased as a percentage of average loans to 0.13% for the nine month period ended September 30, 2003, from 0.29% for the prior year comparable period. The provisions for loan losses for the three month periods ended September 30, 2003 and 2002, were $799 and $1,125, respectively. Net charge-offs as a percentage of average loans was 0.06% for the three month periods ended September 30, 2003 and 2002. The tables below present pertinent data and ratios.

Non-performing loans increased $3,558 from $3,968 at September 30, 2002 to $7,526 at September 30, 2003. The increase is due to two credits that represent approximately two-thirds of the non-performing loan balance. We believe that losses with respect to these two credits will not be significant, and we have specifically reserved for those losses.

Loans and Credit Quality
	Loans* September 30		Nonperforming Loans September 30		Net Charge-offs Nine Months Ended September 30
	2003	2002	2003	2002	2003	2002
Commercial, financial, agricultural	$135,856	$133,223	$446	$1,529	$276	$528
Lease financing	13,160	15,568	26	178	--	--
Real estate - construction	44,475	36,480	141	--	--	96
Real estate - mortgage	566,985	572,283	6,746	1,990	601	1,200
Consumer	88,989	97,861	167	271	258	556

	$849,465	$855,415	$7,526	$3,968	$1,135	$2,380

* Net of unearned income.

Allowance for Loan Losses
	2003			2002
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$12,936	$12,666	$12,203	$12,299	$11,658	$11,811	$11,354
Loans charged off	542	403	483	1,298	573	1,310	986
Recoveries of loans previously charged off	44	70	179	177	89	82	318

Net Charge-offs	498	333	304	1,121	484	1,228	668
Provision for loan losses	799	603	767	1,025	1,125	1,075	1,125

Balance at end of period	$13,237	$12,936	$12,666	$12,203	$12,299	$11,658	$11,811

Allowance for loan losses to total loans	1.56%	1.49%	1.48%	1.41%	1.44%	1.39%	1.44%
Reserve coverage ratio	175.88	295.61	455.28	338.22	309.95	317.57	207.25
Net charge-offs to total loans	0.06	0.04	0.04	0.13	0.06	0.15	0.08
Nonperforming loans to total loans	0.89	0.51	0.32	0.42	0.46	0.44	0.70

Noninterest Income

Noninterest income, excluding gains from the sales of securities, was $23,405 for the nine month period ended September 30, 2003, compared to $20,214 for the same period in 2002, or an increase of 15.79%. Approximately 82% of the increase between 2003 and 2002 was the result of fees generated from usual and customary loan and deposit services.

Fees generated from deposit services increased $1,683, or 14.12%, from the nine month period ended September 30, 2002, largely attributable to deposit growth. Over the first nine months of 2003, deposits, excluding time deposits, increased 11.61%. These deposit services include service charges, overdraft charges, debit card fees, and deposit box rent. Debit card income was up approximately 21% for the first nine months of 2003 compared to the same period of 2002.

Income attributable to loan services for the nine month period ended September 30, 2003, increased $934, or 29.74%, over the same period in 2002. The mortgage loan business, particularly refinancing, remained strong during the first nine months of 2003, as evidenced by increases of $424 and $532 in mortgage loan fees and gains from sales of mortgage loans, respectively. When comparing the first nine months of 2003 to the same period of 2002, loan origination fees and loan document preparation fees increased $217 and $69, respectively. These increases were primarily due to changes in our pricing structure implemented in late March 2002. Credit life income decreased $107 over the same period. Mortgage loan servicing income for the nine month period ended September 30, 2003, decreased $58 from the same period of 2002. Over the same period, the amortization expense associated with mortgage servicing rights increased $184.

Our continued emphasis on sales of specialized products and services resulted in an increase of $266 in insurance commissions for the nine month period ended September 30, 2003, compared to the same period in 2002. Contingency income related to our insurance subsidiary was down $138 from the same period of 2002. Contingency income is a bonus received from the insurance underwriters and is based on claims paid on our customers during the previous year. In addition, trust revenue for the first nine months of 2003 was $147 greater than the same period of 2002 due to fees earned on new accounts and changes in the fee structure of investment managed accounts. In addition, during the first quarter of 2003, we received a one-time signing bonus of $75 related to our new official check program.

For the three month period ended September 30, 2003, noninterest income, excluding gains from the sales of securities, was $8,066, compared to $6,963 for the same period in 2002, or an increase of 15.84%. Approximately 82% of the increase between the third quarter of 2003 and the same period for 2002 was the result of fees generated from usual and customary loan and deposit services.

Fees generated from deposit services increased $459, or 11.23%, from the three month period ended September 30, 2002, largely attributable to deposit growth. Service charges and debit card income were up approximately $427 and $30, respectively, for the three month period ended September 30, 2003, compared to the same period of 2002.

Income attributable to loan services for the three month period ended September 30, 2003, increased $447, or 39.70% over the same period in 2002. Mortgage loan fees and gains from sales of mortgage loans increased $164 and $311, respectively, compared to the third quarter of 2002. Loan prepayment penalties for the three month period ended September 30, 2003, increased $176 over the same period of 2002. Over the same period, the amortization expense associated with mortgage servicing rights increased $91. Student loan fees and credit life income for the third quarter of 2003 decreased $26 and $42, respectively, compared to the same period of 2002.

Income generated from sales of specialized products and services increased $248 for the three month period ended September 30, 2003, over the same period in 2002. Insurance commissions and title insurance revenue increased $111 and $61, respectively, for the three month period ending September 30, 2003, compared to the same period in 2002. Income from sale of alternative investment products increased $43 over the same time period. Trust revenue for the third quarter of 2003 was $15 greater than the same period of 2002.

Noninterest Expense

Noninterest expense was $39,469 for the nine month period ended September 30, 2003, compared to $37,466 for the same period in 2002, or an increase of 5.35%. Salaries and employee benefits for the nine month period ended September 30, 2003, were $498 greater than the same period last year. Salaries for the first nine months of 2003 increased $867 over the same period last year. The increase was related to normal salary increases and staff additions. Staff was added to our fastest growing markets as well as our wealth management division. These additions accounted for over one-half of the increase in salaries for this year compared to last year.

Increased sales in insurance services and mortgage loans generated $60 and $241 of additional commission expenses, respectively, during the first nine months of 2003. Increases in salaries and commissions were offset by a decrease of $1,229 in employee incentive expenses for the nine months ended September 30, 2003, compared to the same period of 2002. Stock option expenses accounted for $239 of the increase in salary and employee benefit expense over the prior year. Employee pension benefits increased $185 compared to the nine month period ended September 30, 2002. We use the Black Scholes option pricing model to calculate the stock option expense.

Net occupancy expense for the nine month period ended September 30, 2003, increased $146 over the comparable period for the prior year due to additional expenses related to janitorial services, building supplies, furniture purchases, utilities, and advalorem taxes. Several factors contributed to the increase in other noninterest expense. For the nine month period ended September 30, 2003, we experienced $89 in additional losses from the sale of other real estate properties compared to the same period during 2002. Fees increased $597 during the first nine months of 2003 due primarily to professional fees paid to a technology consultant and to our accounting and legal firms. Additional expenses of $550 were incurred during 2003 related to Haberfeld Associates' High Performance Checking Marketing Program. Insurance costs were $108 greater than the prior year due to rate increases in various liability insurance policies held by the Company. Data processing costs and data line expense for the nine month period ended September 30, 2003, increased $194 and $95, respectively, compared to the same period last year as the result of technological enhancements.

Noninterest expense as a percentage of average assets was 3.85% for the nine month period ended September 30, 2003, and 3.84% for the comparable period in 2002. Although expenses increased, we anticipate future benefits and income enhancements from our investments in technology and programs such as High Performance Checking. Growth in noninterest income outpaced the growth in noninterest expenses by approximately 63%, resulting in a net overhead ratio of 1.57% for the nine month period ended September 30, 2003, compared to 1.78% for same period during 2002. The net overhead ratio is defined as noninterest expenses less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 62.64% for the nine month period ended September 30, 2003, compared to 60.99% for the same period of 2002 due to the decline in net interest income.

For the three month period ended September 30, 2003, noninterest expense was $13,188, compared to $12,642 for the same period in 2002, or an increase of 4.32%. Salaries and employee benefits for the three month period ended September 30, 2003, were $96 greater than the same period last year. Salaries for the third quarter of 2003 increased $315 over the same period last year. The increase was related to normal salary increases and staff additions. Mortgage commission expense increased $140 for the third quarter of 2003 compared to the same period of 2002. Increases in salaries and commissions were offset by a decrease of $479 in employee incentive expenses for the three months ended September 30, 2003, compared to the same period of 2002. Health and life insurance expenses accounted for $62 of the increase in salary and employee benefit expense over the prior year. Employee pension benefits for the third quarter of 2003 increased $95 compared to the three month period ended September 30, 2002.

During the third quarter of 2003, we recognized $79 of impairment related to the disposition of a branch location in Louisville, Mississippi. Fees increased $153 during the third quarter of 2003 due primarily to professional fees paid to our accounting firm and to our legal firms. Additional expenses of $275 were also incurred during the third quarter of 2003 related to Haberfeld Associates' High Performance Checking Marketing Program. Insurance costs were $22 greater than the prior year period because of rate increases in various liability insurance policies held by the Company. Data processing costs and data line expense for the three month period ended September 30, 2003, increased $80 and $27, respectively, compared to the same period last year.

Noninterest expense as a percentage of average assets was 3.83% for the three month period ended September 30, 2003, and 3.86% for the comparable period in 2002. The overhead ratio (as defined above) for the third quarter of 2003 was 1.49% compared to 1.74% for the same period during 2002. The decline in net interest income caused our efficiency ratio to increase to 63.12% for the three month period ended September 30, 2003, compared to 60.44% for the same period of 2002.

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
Efficiency ratio	62.64%	60.99%	63.12%	60.44%

Income tax expense was $5,124 for the nine month period ended September 30, 2003, (with an effective tax rate of 27.33%) compared to $5,198 (with an effective tax rate of 28.41%) for the same period in 2002. Income tax expense was $1,518 for the three month period ended September 30, 2003, (with an effective tax rate of 25.16%) compared to $1,827 (with an effective tax rate of 28.68%) for the same period in 2002. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

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

Other sources available for meeting our liquidity needs are available-for-sale securities and mortgage loans held-for-sale. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds sold and interest bearing balances with the FHLB. We also maintain established lines of credit with other commercial banks. In addition, we may obtain advances from the FHLB or the Federal Reserve Bank. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs. The total amount of credit available to us from the FHLB is $248,183. As of September 30, 2003, our outstanding balance with the FHLB was $76,825.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of September 30, 2003, we met all capital adequacy requirements to which we are subject.

As of September 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution’s category. The Bank’s actual capital amounts and applicable ratios are as follows and do not differ materially from that of the Company.

	Actual Amount	Ratio
	(000)
As of September 30, 2003
Total Capital	$133,679	15.1%
(to Risk Weighted Assets)
Tier I Capital	$122,598	13.9%
(to Risk Weighted Assets)
Tier I Capital	$122,598	8.9%
(to Adjusted Average Assets)

As of December 31, 2002
Total Capital	$127,870	14.5%
(to Risk Weighted Assets)
Tier I Capital	$116,856	13.3%
(to Risk Weighted Assets)
Tier I Capital	$116,856	9.0%
(to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $16.53 and $15.88 at September 30, 2003 and December 31, 2002, respectively.

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

               (b)    REPORTS ON FORM 8-K

On July 17, 2003, the registrant filed on Form 8-K a press release dated July 16, 2003, announcing our second quarter 2003 earnings.

On August 21, 2003, the registrant filed on Form 8-K a press release dated August 20, 2003, announcing a quarterly cash dividend of $0.19 per share.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEOPLES HOLDING COMPANY
Registrant

/s/ E. Robinson McGraw
E. Robinson McGraw
President & Chief Executive Officer

DATE: November 14, 2003	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President & Chief Financial Officer