Form 10-K
period 2003-12-31
PEOPLES HOLDING CO
filed 2004-03-11
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

Commission file number 001-13253

THE PEOPLES HOLDING COMPANY

(Exact name of registrant as specified in the charter)

Mississippi	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Troy Street Tupelo, Mississippi 38802-0709	(662) 680-1001
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to

Section 12(b) of the Act:

Common Stock, $5.00 Par Value	American Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

As of June 30, 2003, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant was $244,768,433.

As of February 24, 2004, 8,189,426 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 11, 2004, relating to the 2004 annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

THE PEOPLES HOLDING COMPANY

Form 10-K

For the year ended December 31, 2003

PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans, and competition in the Company’s markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

ITEM 1.	BUSINESS

General

The Peoples Holding Company (referred to herein as the “Company,” we, our, or us) was incorporated on November 10, 1982 under the laws of the State of Mississippi in order to acquire all of the common stock of The Peoples Bank & Trust Company, Tupelo, Mississippi (the “Bank”).

Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management has organized the branch banks into community banks using a franchise concept. The franchise approach empowers Community Bank Presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist the presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include return on average assets (“ROA”), number and type of services provided per household, fee income shown as a percent of loans and deposits, efficiency ratio, loan and deposit growth, net interest margin and spread, percentage of loans past due in greater than 30, 60 and 90 day categories, and net charge-offs to average loans.

Our vision is further validated through our core values. These values state that (1) employees are our greatest assets, (2) quality is not negotiable, and (3) clients’ trust is foremost. Centered on these values was the development of five different objectives that are the focal point of our strategic plan. Those objectives include: (1) client satisfaction and development, (2) financial soundness and profitability, (3) growth, (4) employee satisfaction and development, and (5) shareholder satisfaction and development.

In 2001, approximately 150 short and long-range strategic initiatives were identified to accomplish our objectives. The majority of these have been completed. The identification of strategic initiatives is a dynamic process and since then, many more have been identified and accomplished.

Organization

We commenced business on July 1, 1983, the date we acquired the Bank through a merger. Substantially all of our business activities are conducted through the Bank and the Bank’s wholly owned subsidiaries, The Peoples Insurance Agency and Primeco, Inc. The Bank accounts for substantially all of our assets and revenues.

On December 31, 2003, we had 23 community banks (franchises) with 39 banking offices located throughout Mississippi, specifically in Aberdeen, Amory, Batesville, Belden, Booneville, Calhoun City, Coffeeville, Corinth, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch, Pontotoc, Saltillo, Sardis, Shannon, Smithville, Southaven, Tupelo, Verona, Water Valley, West Point, and Winona. In addition, our insurance company offices are located in Corinth, Louisville, and Tupelo.

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

The Bank was established in February 1904 as a state-chartered bank and will celebrate its 100th anniversary in 2004. The Federal Deposit Insurance Corporation insures it.

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

Business Combinations and Acquisitions

On March 26, 1999, the Company merged with Inter-City Federal Bank for Savings (“Inter-City”). At the merger date, total assets, loans, and deposits for Inter-City totaled $43,482,000, $33,812,000 and $37,751,000, respectively. The Company exchanged 347,382 shares of its common stock for all the outstanding common stock of Inter-City.

On June 24, 1999, the Company purchased Reed-Johnson Insurance Agency, Inc. (“Reed-Johnson”) with the issuance of 40,530 shares of the Company’s common stock. Located in Tupelo, Mississippi, Reed-Johnson was an independent insurance agency representing property and casualty companies and providing personal and business coverage. Reed-Johnson operated as a wholly owned subsidiary of The Peoples Bank and Trust Company and was renamed The Peoples Insurance Agency, Inc. in May 2001.

Southern Insurance Group, Inc., Southern Insurance of Corinth, Inc., and Southern Financial Services, P.A. (collectively, “Southern”) were acquired on May 1, 2000 by the Company by issuing 70,500 shares of its common stock for a total price of approximately $1,692,000. Southern offered property and casualty insurance products, life and health insurance, and annuities and mutual funds. The acquired companies were merged into the Bank’s insurance subsidiary, The Peoples Insurance Agency, Inc.

The Bank acquired Dominion Company, Dominion Health and Life P.A. (collectively, “Dominion”) and Alliance Finance Company (“Alliance”) on September 1, 2000. Dominion offered products similar to Southern and used Alliance to finance insurance premiums. The Bank paid $450,000 in cash for the companies. The acquired companies were merged into the Bank’s insurance subsidiary, The Peoples Insurance Agency, Inc.

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

For 2003, we maintained approximately 21% of the market share in our area which is north and north central Mississippi. Our largest competitor is BancorpSouth, with a market share of approximately 39%. Other competitors, each with less than 10% of the market share, include Union Planters Bank, AmSouth Bank, Merchants and Farmers Bank, National Bank of Commerce, and Trustmark National Bank. In addition, there are local community banks that compete with us on an individual market basis.

Supervision and Regulation

Under the current regulatory environment, nearly every facet of our operations is subject to requirements and restrictions imposed from various state and federal banking laws and regulations. The primary focus of these laws and regulations is on the protection of depositors, the insurance funds of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole. While the following summary addresses the regulatory environment in which we operate, it is not intended to be a fully inclusive discussion of the statutes and regulations affecting our operations. The impact from future changes in federal or state legislation on our operations cannot be predicted.

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and are registered as such with the Board of Governors of the Federal Reserve System (the “Board”). We are required to file with the Board an annual report and such other information as the Board may require. The Board may also make examinations of us and our Bank pursuant to the Act. The Board also has the authority (which it has not exercised) to regulate provisions of certain types of our debt.

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

The Act was recently amended to permit “financial holding companies” to engage in a broader range of nonbanking financial activities, such as underwriting and selling insurance, providing financial or investment advice, and dealing and making markets in securities and merchant banking. The Gramm-Leach-Bliley Act was enacted on November 12, 1999, and became effective on March 11, 2000. In order to qualify as a financial holding company, we must declare to the Federal Reserve our intention to become a financial holding company and certify that our depository subsidiary meets the capitalization management requirements and that it has at least a satisfactory rating under the Community Reinvestment Act of 1997. As of December 31, 2003, we had not elected to become a financial holding company.

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

Bank holding companies are allowed to acquire savings associations under The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). Deposit insurance premiums for banks and savings associations were increased as a result of FIRREA, and losses incurred by the FDIC in connection with the default or assistance of troubled federally insured financial institutions are required to be reimbursed by other federally insured financial institutions.

Certain restrictions exist regarding the ability of the Bank to transfer funds to us in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends and is limited to earned surplus in excess of three times the Bank’s capital stock.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2003, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was 20.63% of the Bank’s consolidated net assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for increased funding for the FDIC’s deposit insurance fund through risk based assessments and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions. While most of the Company’s deposits are in the Bank Insurance Fund (“BIF”), a small portion of the Company’s deposits that were acquired from savings associations over the years remain in the Savings Association Insurance Fund (“SAIF”).

The Community Reinvestment Act of 1997 (“CRA”) requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) requires financial institutions to establish anti-money laundering programs and due diligence policies, procedures and controls with respect to bank accounts involving foreign individuals and certain foreign banks, and to avoid establishing and maintaining accounts in the United States for, or on the behalf of, foreign banks that do not have a physical presence in any country.

The Sarbanes-Oxley Act of 2002 (“Sarbanes Act”) requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer with periodic reports filed with the Securities and Exchange Commission (“SEC”). The Sarbanes Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees, and provides for enhanced review by the SEC.

Monetary Policy and Economic Controls

The earnings and growth of the banking industry, the Bank, and to a larger extent, the Company, are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U. S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These instruments are used in varying degrees to influence overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. In view of changing conditions in the national economy and in the various money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, the effect on our, and our Bank’s future business and earnings cannot be predicted with accuracy.

Sources and Availability of Funds

The funds essential to our, and our Bank’s, business consist primarily of funds derived from customer deposits and borrowings from the Federal Home Loan Bank and correspondent banks by the banking subsidiary. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general, and the general credit market for loans.

Personnel

At December 31, 2003, we employed 580 people at the Bank and the insurance company on a full-time equivalent basis. The Company has no additional employees; however, at December 31, 2003, six Bank employees served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer

Neither we nor our Bank are dependent upon a single customer or upon a limited number of customers.

Available Information

Our Internet address is www.thepeoplesbankandtrust.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the fiscal years ended December 31, 2003, 2002, and 2001:

	2003
	Tax Equivalent Income or Expense	Average Balance Sheet Amount	Yields/ Rates
Interest-earning assets
Loans, net of unearned income
Commercial	$32,007	$510,482	6.27%
Consumer	13,976	184,694	7.57
Other loans*	10,907	165,127	6.61

Total loans, net	56,890	860,303	6.61

Other	236	25,891	0.91

Taxable securities
U. S. Government agencies	2,582	55,427	4.66
Mortgage-backed securities	6,738	190,157	3.54
Trust preferred securities	452	12,023	3.76

Total taxable securities	9,772	257,607	3.79

Tax-exempt securities
Obligations of states and political subdivisions	7,147	93,513	7.64
Other equity securities	254	5,046	5.03

Total tax-exempt securities	7,401	98,559	7.51

Total securities	17,173	356,166	4.82

Total interest-earning assets	74,299	1,242,360	5.98

Cash and due from banks		41,333
Other assets, less allowance for loan losses		86,950

Total assets		$1,370,643

Interest-bearing liabilities
Interest-bearing demand deposit accounts	80	$6,163	1.30
Savings and money market accounts	4,682	431,264	1.09
Time deposits	14,056	539,293	2.61

Total interest-bearing deposits	18,818	976,720	1.93
Total other interest-bearing liabilities	2,959	83,293	3.55

Total interest-bearing liabilities	21,777	1,060,013	2.05

Noninterest-bearing sources
Noninterest-bearing deposits		159,556
Other liabilities		15,482
Shareholders’ equity		135,592

Total liabilities and shareholders’ equity		$1,370,643

Net interest income/net interest margin	$52,522		4.23

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 38% and a Mississippi state tax rate of 3.1%, which is net of federal tax benefit.

*	Includes mortgage loans held for resale.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

        (continued)

(In Thousands)

	2002
	Tax Equivalent Income or Expense	Average Balance Sheet Amount	Yields/ Rates
Interest-earning assets
Loans, net of unearned income
Commercial	$33,817	$479,515	7.05%
Consumer	15,375	186,675	8.24
Other loans**	12,673	170,916	7.41

Total loans, net	61,865	837,106	7.39

Other	332	19,944	1.66

Taxable securities
U. S. Government securities*	380	6,229	6.10
U. S. Government agencies*	3,143	60,275	5.21
Mortgage-backed securities	8,418	156,129	5.39
Trust preferred securities	428	9,433	4.54

Total taxable securities	12,369	232,066	5.33

Tax-exempt securities
Obligations of states and political subdivisions	6,667	87,920	7.58
Other equity securities	313	4,267	7.34

Total tax-exempt securities	6,980	92,187	7.57

Total Securities	19,349	324,253	5.97

Total interest-earning assets	81,546	1,181,303	6.90

Cash and due from banks		43,439
Other assets, less allowance for loan losses		81,892

Total assets		$1,306,634

Interest-bearing liabilities
Interest-bearing demand deposit accounts	1,722	$99,830	1.72
Savings and money market accounts	4,357	290,132	1.50
Time deposits	17,955	559,665	3.21

Total interest-bearing deposits	24,034	949,627	2.53
Total other interest-bearing liabilities	2,491	59,563	4.18

Total interest-bearing liabilities	26,525	1,009,190	2.63
Noninterest-bearing sources
Noninterest-bearing deposits		153,346
Other liabilities		16,710
Shareholders’ equity		127,388

Total liabilities and shareholders’ equity		$1,306,634

Net interest income/net interest margin	$55,021		4.66

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 38% and a Mississippi state tax rate of 3.1%, which is net of federal tax benefit.

*	U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.
**	Includes mortgage loans held for resale.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

        (continued)

(In Thousands)

	2001
	Tax Equivalent Income or Expense	Average Balance Sheet Amount	Yields/ Rates
Interest-earning assets
Loans, net of unearned income
Commercial	$38,336	$442,732	8.66%
Consumer	18,089	196,378	9.21
Other loans**	14,731	177,548	8.30

Total loans, net	71,156	816,658	8.71

Other	873	23,429	3.73

Taxable securities
U. S. Government securities*	2,035	33,864	6.01
U. S. Government agencies*	2,938	49,346	5.95
Mortgage-backed securities	6,568	103,486	6.35
Trust preferred securities	200	4,026	4.97

Total taxable securities	11,741	190,722	6.16

Tax-exempt securities
Obligations of states and political subdivisions	6,674	84,482	7.90
Other equity securities	636	7,822	8.13

Total tax-exempt securities	7,310	92,304	7.92

Total securities	19,051	283,026	6.73

Total interest-earning assets	91,080	1,123,113	8.11

Cash and due from banks		40,146
Other assets, less allowance for loan losses		74,036

Total assets		$1,237,295

Interest-bearing liabilities
Interest-bearing demand deposit accounts	2,083	$77,113	2.70
Savings and money market accounts	6,701	263,581	2.54
Time deposits	30,542	580,247	5.26

Total interest-bearing deposits	39,326	920,941	4.27
Total other interest-bearing liabilities	1,596	29,347	5.44

Total interest-bearing liabilities	40,922	950,288	4.31

Noninterest-bearing sources
Noninterest-bearing deposits		144,073
Other liabilities		18,306
Shareholders’ equity		124,628

Total liabilities and shareholders’ equity		$1,237,295

Net interest income/net interest margin	$50,158		4.47

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

*	U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.
**	Includes mortgage loans held for resale.

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth for The Peoples Holding Company, for the years ended December 31 as indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates.

	2003 Compared To 2002 Increase (Decrease) Due To Changes In
	Volume	Rate	Net (1)
Interest income:
Loans, net of unearned income (2)	$1,599	$(6,612)	$(5,013)

Securities
U. S. Government and agency securities	(613)	(301)	(914)
Obligations of states and political subdivisions	268	(183)	85
Mortgage-backed securities	1,835	(3,515)	(1,680)
Trust preferred and Federal Home Loan Bank securities	117	(93)	24
Other equity securities	42	(53)	(11)

Other	99	(198)	(99)

Total interest-earning assets	3,347	(10,955)	(7,608)

Interest expense:
Interest-bearing demand deposit accounts	(1,616)	(26)	(1,642)
Savings and money market accounts	2,119	(1,794)	325
Time deposits	(654)	(3,245)	(3,899)
Other interest-bearing liabilities	993	(525)	468

Total interest-bearing liabilities	842	(5,590)	(4,748)

Change in net interest income	$2,505	$(5,365)	$(2,860)

(1)	The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for resale.

Table 2 – Volume/Rate Analysis (continued)

(In Thousands)

	2002 Compared To 2001 Increase (Decrease) Due To Changes In
	Volume	Rate	Net (1)
Interest income:
Loans, net of unearned income (2)	$1,746	$(10,954)	$(9,208)

Securities
U. S. Government and agency securities	(977)	(420)	(1,397)
Obligations of states and political subdivisions	173	(219)	(46)
Mortgage-backed securities	3,341	(1,491)	1,850
Trust preferred and Federal Home Loan Bank securities	269	(41)	228
Other equity securities	(210)	(24)	(234)

Other	(130)	(411)	(541)

Total interest-earning assets	4,212	(13,560)	(9,348)

Interest expense:
Interest-bearing demand deposit accounts	613	(974)	(361)
Savings and money market accounts	675	(3,019)	(2,344)
Time deposits	(1,083)	(11,504)	(12,587)
Other interest-bearing liabilities	1,643	(748)	895

Total interest-bearing liabilities	1,848	(16,245)	(14,397)

Change in net interest income	$2,364	$2,685	$5,049

(1)	The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for resale.

Table 3 - Investment Portfolio

(In Thousands)

The following table sets forth the amortized cost of investments in (1) U. S. Treasury and other U. S. agencies and corporations, (2) obligations of states of the U. S. and political subdivisions, and (3) other securities as of December 31, 2003, 2002, and 2001:

	2003	2002	2001
Available for sale:
U. S. Treasury and other U. S. agencies	$88,100	$50,931	$66,029
Obligations of state and political subdivisions	92,581	92,464	84,709
Other securities	228,483	192,204	123,097

Total	$409,164	$335,599	$273,835

The following table sets forth the maturity distribution in thousands and weighted average yield by maturity of securities as of December 31, 2003:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Available for sale:
U. S. Treasury and agency securities	$11,841	5.66%	$35,250	4.53%	$41,009	3.30%	$—	—
Obligations of state and political subdivisions	3,946	5.57%	32,121	6.58%	40,462	6.36%	16,052	6.52%
Mortgage-backed securities	39,220	4.58%	149,407	4.08%	18,419	3.46%	—	—
Trust preferred securities	—	—	6,782	7.68%	—	—	—	—
Other equity securities	5,050	4.98%	619	4.02%	2,000	7.74%	6,986	2.33%

Total	$60,057		$224,179		$101,890		$23,038

The maturity of mortgage-backed securities, included as other securities, reflects scheduled repayments based upon the anticipated average life of the securities.

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 38% and a Mississippi state tax rate of 3.1%, which is net of federal tax benefit.

Yields on available for sale securities are based on amortized cost.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2003, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Loan Maturities
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$89,798	$40,249	$10,102	$140,149
Lease financing	5,386	6,762	—	12,148
Real estate-construction	48,318	2,412	118	50,848
Real estate-1-4 family mortgage	116,274	138,171	38,652	293,097
Real estate-commercial mortgage	140,345	86,214	53,538	280,097
Installment loans to individuals	27,989	56,358	1,966	86,313

	$428,110	$330,166	$104,376	$862,652

The following table sets forth the fixed and variable rate loans maturing after one year for all loans as of December 31, 2003:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after 1 but within 5 years	$310,591	$19,575
Due after 5 years	104,100	276

	$414,691	$19,851

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of time certificates of deposits and other time deposits over $100 at December 31, 2003:

Less than 3 Months	$49,708
3 Months-6 Months	48,602
6 Months-12 Months	37,747
Over 12 Months	47,944

$184,001

The following table shows the average balances of and average rates paid on deposits at December 31:

	2003		2002		2001
	Average	Rate	Average	Rate	Average	Rate
Noninterest-bearing demand deposits	$159,556	—%	$153,346	—%	$144,073	—%
Interest-bearing demand deposits	6,163	1.30	99,830	1.72	77,113	2.70
Savings and money market deposits	431,264	1.09	290,132	1.50	263,581	2.54
Time deposits	539,293	2.61	559,665	3.21	580,247	5.26

Total	$1,136,276	1.66%	$1,102,973	2.18%	$1,065,014	3.69%

Short-term Borrowings

(In Thousands)

The average balances of short-term borrowings of the Company for 2003, 2002, and 2001 were $2,630, $4,093, and $4,775 at weighted average rates of 1.20%, 1.26%, and 3.33%, respectively.

ITEM 2.	PROPERTIES

(In Thousands)

The main offices of the Company and the Bank are located at 209 Troy Street, Tupelo, Mississippi. Various departments of the Bank occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing, and deposit operations. In addition, the Bank operates thirty-nine (39) branches throughout north and north central Mississippi. The Bank has seven (7) branches in Tupelo; three (3) branches in Booneville; two (2) branches each in Amory, Corinth, Pontotoc, and West Point; one (1) branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Iuka, Louisville, New Albany, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, and Winona. The Insurance divisions have one (1) office each in Corinth, Louisville, and Tupelo.

The Bank owns the main offices located at 209 Troy Street, Tupelo, Mississippi as well as thirty-seven (37) of the branch office sites. The Bank leases two locations for use in conducting banking activities as well as various storage facilities. The Peoples Insurance Agency leases one location for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2003 was $99.

It is anticipated that by February 2004, construction will be complete and our branch will be operational in Horn Lake, Mississippi, which is in the DeSoto County market. The Bank will own both the new office and the land on which it is constructed. Renovations to our existing Veterans branch located in Tupelo should be completed during the first quarter of 2004. In addition, our leased facility in the newly developed Fair Park district in Tupelo, housing our Financial Services division, will open for business in January 2004. The facilities currently owned or occupied under lease by the Company or the Bank are considered by management to be suitable and adequate for their intended purposes.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or the Bank or any of their subsidiaries is a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

The public market for the Company’s common stock is limited. The Company’s common stock trades on the American Stock Exchange under the ticker symbol PHC. On February 24, 2004, the Company had approximately 2,600 shareholders of record.

The following table sets forth (i) the high and low sales price reported on the American Stock Exchange for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2003 and 2002, and (ii) the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		Low	High
2003
1st Quarter	$.180	$25.83	$29.33
2nd Quarter	.187	26.71	30.63
3rd Quarter	.187	29.27	32.70
4th Quarter	.200	31.50	34.24

2002
1st Quarter	$.167	$20.92	$25.81
2nd Quarter	.173	22.54	26.98
3rd Quarter	.173	25.21	27.97
4th Quarter	.180	26.27	29.31

The price information in the table above reflects a three-for-two stock split effected in the form of a share dividend on December 1, 2003. The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depend upon the Bank’s earnings and financial condition, general economic conditions, compliance with regulatory requirements, and other factors.

Equity Compensation Plan Information

The following table includes certain additional information about the Company’s equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information(1)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(2)	143,250	$25.01	231,750

Equity compensation plans not approved by security holders (3)	11,733	N/A	33,267

Total	154,983	N/A	265,017

(1)	All information reflects the Company’s three-for-two stock split on December 1, 2003.
(2)	The 2001 Long-term Incentive Plan was approved by the Company’s shareholders on March 10, 2003. A total of 375,000 shares of common stock have been authorized for issuance under the Plan. Options to acquire 143,250 shares were outstanding as of December 31, 2003, representing annual option grants for 2001, 2002 and 2003, that were made prior to the date on which the plan was approved by the shareholders. Effective as of January 1, 2004, options to acquire an additional 88,500 shares were granted. These grants are not reflected in the table above. As of February 24, 2004, 143,250 shares remained available for issuance under the plan.
(3)	Effective as of January 1, 2002, the Company adopted a deferred compensation plan under which directors and certain officers may participate by electing to defer fees or other compensation. Deferred amounts are credited to bookkeeping accounts and deemed invested in units representing shares of the Company’s common stock. Dividend equivalent units are credited to the accounts as and when the Company pays dividends. Distributions from the plan are made in the form of common stock. An aggregate of 45,000 shares of the Company’s common stock has been authorized for issuance under the plan. No shares have yet been issued under the plan.

ITEM 6.	SELECTED FINANCIAL DATA

(Unaudited)

(In Thousands, Except Share Data)

	2003	2002	2001	2000	1999
Year ended December 31
Interest income	$70,810	$78,418	$87,766	$89,434	$83,500

Interest expense	21,777	26,525	40,922	44,132	37,342
Provision for loan losses	2,713	4,350	4,790	6,373	3,192
Noninterest income	31,223	27,442	24,389	18,529	19,476
Noninterest expense	52,523	50,496	46,747	42,474	41,480

Income before income taxes	25,020	24,489	19,696	14,984	20,962
Income taxes	6,839	6,819	5,109	3,800	6,182

Income before cumulative effect of accounting change	18,181	17,670	14,587	11,184	14,780
Cumulative effect of accounting change	—	(1,300)	—	—	—

Net income	$18,181	$16,370	$14,587	$11,184	$14,780

Per Common Share-Basic
Income before cumulative effect of accounting change	$2.20	$2.10	$1.66	$1.22	$1.59
Cumulative effect of accounting change	—	(0.15)	—	—	—

Net income	$2.20	$1.95	$1.66	$1.22	$1.59

Per Common Share-Diluted
Income before cumulative effect of accounting change	$2.19	$2.09	$1.66	$1.22	$1.59
Cumulative effect of accounting change	—	(0.15)	—	—	—

Net income	$2.19	$1.94	$1.66	$1.22	$1.59

Book value at December 31	$16.79	$15.88	$14.44	$13.39	$12.47

Closing Price on the AMEX at December 31	33.00	27.17	24.67	12.00	19.25
Cash dividends declared and paid	0.75	0.69	0.64	0.59	0.56

At December 31
Loans, net of unearned income*	$862,652	$859,684	$818,036	$812,701	$798,083
Securities	414,270	344,781	277,293	278,574	266,744
Assets	1,415,214	1,344,512	1,254,727	1,211,940	1,162,959
Deposits	1,133,931	1,099,048	1,063,055	1,046,605	978,958
Borrowings	125,572	91,806	47,326	24,549	51,269
Shareholders’ equity	137,625	132,778	123,582	121,661	116,089

ITEM 6.	SELECTED FINANCIAL DATA (continued)

(In Thousands, Except Share Data)

	2003	2002	2001	2000	1999
Selected Ratios
Return on average:
Total assets	1.33%	1.25%	1.18%	.93%	1.29%
Shareholders’ equity	13.41%	12.85%	11.70%	9.49%	13.19%

Before cumulative effect of accounting change, return on average:
Total assets	1.33%	1.35%	1.18%	.93%	1.29%
Shareholders’ equity	13.41%	13.87%	11.70%	9.49%	13.19%

Average shareholders’ equity to average assets	9.89%	9.75%	10.07%	9.85%	9.77%

At December 31
Shareholders’ equity to assets	9.72%	9.88%	9.85%	10.04%	9.98%
Allowance for loan losses to total loans, net of unearned income*	1.53%	1.42%	1.39%	1.30%	1.26%
Allowance for loan losses to nonperforming loans	181.09%	338.22%	178.63%	147.89%	126.47%
Nonperforming loans to total loans, net of unearned income*	0.85%	0.42%	0.78%	0.88%	1.00%
Dividend payout	34.25%	35.59%	38.52%	47.76%	35.24%

All per share information listed above has been restated to reflect the three-for-two stock split effected in the form of a share dividend on December 1, 2003, and any other stock splits or stock dividends declared during the five-year period covered by the above table. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the financial data discussed above.

*	Prior period information has been restated for reclassification of mortgage loans held for resale from loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Overview

Economy

On the economic front, 2003 began with sales reports showing only modest growth, business outlays remaining soft, corporate governance being heightened, and worries about the potential war with Iraq. Oil prices began increasing, adding to the downward pressure on the economic recovery. However, despite these factors, the economy continued to grow, but at levels slightly below the forecast for the first two quarters. Economists had forecast approximately 3.5% growth in GDP with a 2.2% increase in the CPI for 2003. Coupled with these projections was the consensus forecast that interest rates would rise during the third quarter.

By mid-year it became more evident that the economy was not growing fast enough to create the number of jobs needed to lower the unemployment rate. Corporate spending continued to lag, with the justification that the capacity utilization index was approximately 75%. The unemployment rate had increased from 5.7% at the beginning of the year to 6.4% by mid-year. At its June meeting, the Federal Reserve lowered the interest rate on federal funds to 1%, a decrease of 25 basis points, its lowest level in forty-five years. Soon thereafter the prime interest rate decreased from 4.25% to 4.0%. This stimulus gave an added boost to the economy, and the GDP grew at an 8.2% rate during the third quarter. While this growth was not sustained during the fourth quarter, we did see the unemployment rate drop back to 5.7% by year-end.

During 2003 the major driver of the economy came from consumer spending. Both housing starts and home sales were very strong throughout the year. Auto sales were strong as well, fueled by the low interest rates and the incentives being offered by manufacturers. Business spending for capital equipment, having declined for the prior two years, stabilized and industrial production increased approximately 2.4% over 2002.

The local economy in the primary markets of our operating region remained relatively strong in 2003. The two markets that make up the largest share of our volume, Lee and DeSoto Counties, both had significant industrial and housing growth in 2003. Approximately 46% of our loan volume and 38% of our deposit volume comes from these two markets.

Since mid-2003, our Lee County home base has added approximately six hundred manufacturing jobs through expansions of eleven plants and the addition of four new plants. During 2003, Lee County created over one thousand manufacturing jobs, which is in line with the twenty-year average of one thousand per year. Unemployment for Lee County as of November 30, 2003, was 4.2%, less than the U. S. unemployment rate of 5.7%. Retail sales for Lee County, one of the top five retail markets in Mississippi, were up 5.2% over 2002. While the economy of North Mississippi is diversified, furniture manufacturing is an important element. Housing starts, permits and new home sales remained high until the fourth quarter of 2003, then fell to normal levels for the fourth quarter. Normally, furniture orders follow the housing market.

DeSoto County, adjacent to Memphis, Tennessee, is another of our leading growth markets saw its retail sales up 8.91% over 2002. DeSoto County attracted eight new companies and recorded twelve industrial expansions, including one by Williams-Sonoma. This level of development in DeSoto County is expected to continue. The unemployment rate for DeSoto County at December 31, 2003, was 2.8%, considerably lower than the U. S. unemployment rate of 5.7%.

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

The critical accounting policy most important to the presentation of our financial statements relates to the allowance for loan loss and related provision. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under FASB Statement No. 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The balance of these loans determined as impaired under FASB Statement No. 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, unemployment rate in our market, loan segmentation, and historical losses that are inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses.

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is mandated by management and the Board of Directors. The Company has an in-house loss management committee in addition to maintaining a loan review staff. For additional disclosure regarding procedures followed, see our discussion in the Credit Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Before funds are advanced, loans are scored by the underwriters. Grades are assigned by lending personnel based on the scoring of the loans that are funded. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios, as well as regulatory guidelines for criticized loans. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its fair value.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $50 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.

Loan review personnel monitor the grades assigned to loans through periodic examination. The Loss Management Committee monitors loans that are past due or those that have been downgraded due to a decline in the collateral value or cash flow of the debtor, and adjusts the loan credit grade accordingly. This information is used to assist management in monitoring the credit quality.

The allowance for loan losses is established after input from management, loan review, and the Loss Management Committee. The adequacy of the allowance for loan losses is calculated quarterly, or more frequently if management deems it necessary. These calculations are reviewed by management and the internal loan review staff.

Foreclosure proceedings are initiated after all collection efforts have failed. The collateral is sold at public auction for fair market value, with fees associated with the foreclosure being deducted from the sales price. The remaining sales price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the loan committee (comprised of the Board of Directors) for charge-off approval. These charge-offs reduce the allowance for loan losses.

On a monthly basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans, and the allowance coverage on nonperforming loans. In addition, management reviews past-due ratios by officer, community bank, and Company.

Other real estate is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

William M. Mercer, Inc. prepares actuarial valuations of our pension cost under FASB Statement No. 87, as modified by FASB Statement No. 132, and our post retirement health cost under FASB Statement No. 106. The discount rate used in the 2003 valuation was 6.25%, down from 6.75% in 2002. Actual plan assets as of December 31, 2003 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. The pension plan covered under FASB Statement No. 87 was curtailed as of December 31, 1996.

We currently have a defined contribution pension plan, which requires the Company to contribute 5.00% of each qualified employee’s salary to the plan. The accrual for that plan is based on actual qualified salaries for 2003. The 401(k) expense was calculated in the same manner.

We believe we employ appropriate methods for these calculations that should closely approximate the actual cost. We review the calculated results for reasonableness, and compare those calculations to prior period costs. We also consider the effect of current economic conditions on the calculations.

Highlights and Performance Overview for 2003

While 2003 was a year of challenges, it presented us with opportunities as well. Our focus to stay on-track with our strategic plan took on even more significance. Those challenges, fueled by the low interest rate environment and coupled with flat economic growth, required us to be assertive and innovative in our efforts to improve net income. While we saw a decline in the net interest margin, both the provision for loan losses and noninterest income improved significantly. In addition, the growth in noninterest expense moderated. (For specific details on how these factors contributed to the growth in net income, see Results of Operations).

In meeting the challenges, we achieved record earnings for 2003, with diluted earnings per share increasing 12.89% to $2.19 from $1.94 for 2002. Diluted earnings per share, before the cumulative effect of an accounting change, improved 4.78% from $2.09 in 2002. Net income improved to $18,181 and was influenced by a number of factors:

•	The provision for loan losses decreased from $4,350 to $2,713, or 37.63%, resulting from an improvement in the credit quality of the loan portfolio. Net charge-offs to average loans declined to .20% for 2003 compared to .42% for 2002.

•	Noninterest income increased 13.78% to $31,223 for 2003 from $27,442 for 2002, outpacing the growth in noninterest expense by approximately 87%. Contributing factors included fees from originating and selling mortgage loans in the secondary market, fees from the sales of annuities and mutual funds, service charges on deposit accounts, and commissions earned from sales of insurance products.

•	Noninterest expense increased to $52,523 for 2003, or 4.01% from $50,496 for 2002. The expense growth for 2003 was down approximately 50% from the growth rate for 2002. The increase in noninterest expense resulted primarily from recognizing a loss in closing a rented branch office in Louisville, Mississippi, losses incurred from the disposition of approximately $3,000 in other real estate (OREO), increases in accounting, legal and marketing fees, computer processing, and insurance. Both accounting and legal fees increased due in part to assistance in compliance with the Sarbanes-Oxley legislation.

Other initiatives completed during 2003 include the following:

•	Opened a new branch in our existing market of Pontotoc, Mississippi on Highway 6, replacing our Highway 15 By-Pass office, which was donated to the city and county of Pontotoc.

•	Substantially completed a de novo expansion in Horn Lake, Mississippi, which is located in Desoto County, a suburb of Memphis, Tennessee

•	Expanded our financial services group, which targets clients with trust, pension, financial planning and insurance needs

•	Introduced our High Performance Checking (“HPC”) program, streamlining our consumer demand deposit accounts to seven (7) types, inclusive of free checking

•	Purchased 167,015 shares of the Company’s stock through our stock repurchase plan at an average price of $29.96

•	Issued a three-for-two stock split effected in the form of a stock dividend

•	Increased quarterly cash dividends for the seventeenth consecutive year to $.20 per share

•	Issued $20,000 in junior subordinated debentures to raise funds for potential acquisitions and for operating capital

•	Leveraged our capital by establishing an arbitrage to generate sufficient net income to offset the amortization of the cost associated with issuing the junior subordinated debentures

•	Enhanced our technology by installing new platform systems for loans and tellers

A historical look at key performance indicators is presented below.

	2003	2002	2001	2000	1999
Fully Dilutive EPS*	$2.19	$2.09	$1.66	$1.22	$1.59
EPS Growth*	4.78%	25.90%	36.07%	(23.27)%	27.20%
ROA*	1.33%	1.35%	1.18%	.93%	1.29%
ROE*	13.41%	13.87%	11.70%	9.49%	13.19%

*	Amounts above for 2002 are based on income before Cumulative Effect of Accounting Change. Diluted EPS, ROA & ROE were $1.94, 1.25%, and 12.85%, respectively. EPS growth reflects changes from the immediately preceding year.

EPS growth for 1999 was positively affected by the gain of $3,717 on the sale of our credit card portfolio. The decline for 2000 was also due largely to the impact of the sale of the credit card portfolio in 1999. In addition, in 2000, we experienced a decrease in net interest income as well as credit problems that resulted in a higher-than-normal loan loss provision. The growth in 2001 and 2002 was due to improved net interest margin, lower loan loss provision expense, and significant improvements in noninterest income. The 2003 EPS growth was the result of decreases in net interest margin and loan loss provision, significant growth in noninterest income, and moderate growth in noninterest expense.

Balance Sheet Summary

	2003	2002	2001
Total loans	$862,652	$859,684	$818,036
Allowance for loan losses	13,232	12,203	11,354
Total investment securities	414,270	344,781	277,293
Total assets	1,415,214	1,344,512	1,254,727
Total deposits	1,133,931	1,099,048	1,063,055
Total borrowings	125,572	91,806	47,326
Shareholders’ equity	137,625	132,778	123,582

Recent Developments

On February 17, 2004, the Company signed a definitive merger agreement with Renasant Bancshares, Inc., a Tennessee-chartered bank holding company headquartered in Germantown, Tennessee. We expect that the acquisition will expand our franchise into the high growth Memphis region through Renasant’s two banking offices in Germantown and Cordova, as well as a loan production office in Hernando, Mississippi.

According to the terms of the merger agreement, each Renasant common shareholder can elect to receive one of the three following options: (1) 1.117015 shares of our common stock for each share of Renasant common stock, (2) $36.37 in cash for each share of Renasant common stock, or (3) a combination of 45% cash and 55% common stock. The merger consideration received by Renasant shareholders is subject to adjustment so that the merger will qualify as a tax-free reorganization, and the receipt of our common stock by Renasant shareholders will be tax free to Renasant shareholders. Based on the closing price of our common stock of $31.85 on February 13, 2004, the aggregate transaction value, including the dilutive impact of Renasant’s options and warrants, is approximately $56.7 million.

Renasant Bank will maintain its name and charter. Renasant Bank will be one of our indirect subsidiaries, and the management and board of Renasant Bank will remain in effect. Additionally, two board members of Renasant Bank will serve on our board.

The Company intends to pay the cash portion of the purchase price with proceeds from the sale of mortgage-backed securities and from a special dividend from the Bank. The acquisition is expected to close in the third quarter of 2004 and is subject to regulatory and Renasant shareholder approval and other conditions set forth in the merger agreement.

Selected data for Renasant Bancshares at December 31, 2003 is presented below.

Assets	$226,222
Loans	173,211
Deposits	185,739
Equity	17,267
Net Income	1,314

Results of Operations

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 48.06% of total revenue. Although we experienced a decline in net interest income during 2003, our net interest margin, which was down from prior year, still remains above our peer group average. The primary concerns in managing net interest income are the asset-liability mix and the repricing of rate-sensitive assets and liabilities.

During 2002 the asset-liability management committee was assertive in making pricing decisions that enhanced net interest income. Since the balance sheet was liability sensitive at that time, the falling interest rate environment was conducive to increasing net interest income. In contrast, during 2003 we began repricing a significant portion of our assets at lower rates. And with the somewhat sluggish economy for most of the year, loan growth on a period-to-period basis was relatively flat. As a result of low interest rates, approximately $28,000 of in-house mortgages sought permanent financing in the secondary market, moving from short-term loans with the Bank to traditional (long-term) mortgage loans that are sold upon closing. This shift, combined with the continual decline in our sales finance loan program that was discontinued in 2000, and the increase in the volume of the prepayments of our mortgage-backed securities had a significant impact on net interest income. With the 25 basis points drop in interest rates in June of 2003, we began experiencing a significant acceleration in the volume of prepayments of our mortgage-backed securities in the third quarter. During the fourth quarter, those securities were back to more normal prepayment speeds, reducing the premium amortization. The increase in rates in the fourth quarter of 2003 resulted in much lower mortgage loan volume and normal prepayment volume on mortgage-backed securities. If rates increase in 2004, we would certainly expect the volume of prepayments on mortgage-backed securities to remain at current levels.

While there are a number of options available for improving net interest income, we believe that the best option to improve net interest income is to increase the volume of our loans. With this in mind, two executives were added to our financial services division which targets the more affluent market for commercial loan, deposit, and other financial services needs. In addition, we have better positioned ourselves to take advantage of interest rates as interest rates begin to rise. While we will still reprice more liabilities than assets during the next twelve months, we have decreased that position by increasing the amount of variable rate loans to approximately 36% of the loan portfolio. The average life of the investment portfolio was approximately two and one-half years for both December 31, 2003 and 2002. Approximately 47% of the Company’s assets will be repriced during 2004.

Net interest income on a tax equivalent basis decreased $2,499 or 4.54%, from $55,021 in 2002 to $52,522 in 2003. Of the tax equivalent decrease, an increase of $2,086 was due to the favorable growth in the volume of net earning assets and a decrease of $4,585 was due to changes in interest rates. The tax equivalent yield on earning assets decreased from 6.90% to 5.98%, or 92 basis points. The cost of interest-bearing liabilities decreased from 2.63% in 2002 to 2.05% in 2003, or 58 basis points.

During both 2002 and 2001, we experienced improvement in net interest income for a number of reasons. First and foremost was the asset-liability management committee’s assertiveness in making pricing decisions to enhance net interest income. Further enhancing net interest margin was the effect of changing the mix in our investment portfolio, which began in 2001 and continued in 2002. In addition, we increased our emphasis on loan growth as a result of recognizing that we must improve our loan to deposit ratio in order to become a high performing bank. In 2002, we added two seasoned lenders to our team in the DeSoto County market, located in the Memphis MSA, and two in the Lee County (Tupelo) market. Finally, we experienced a change in our deposit mix as clients moved from longer term time deposits to shorter-term interest-bearing and money market accounts.

Net interest income on a tax equivalent basis increased $4,863 or 9.70%, from $50,158 in 2001 to $55,021 in 2002. Of the tax equivalent change, $2,346 of the increase was due to the favorable growth in net earning assets and $2,517 of the increase was due to changes in interest rates. The tax equivalent yield on earning assets decreased from 8.11% to 6.90%, or 121 basis points. The cost of interest-bearing liabilities dropped from 4.31% in 2001 to 2.63% in 2002, or 168 basis points.

Average Earning Assets to Total Average Assets

2003	2002	2001	2000	1999
90.64%	90.41%	90.77%	92.26%	92.41%

Average earning assets as a percentage of total average assets are shown above for a five-year period. The improvement shown for 2003, although slight, is due to enhancements made in cash management. The decrease in 2001 was attributable to the purchase of $20,000 of bank owned life insurance (BOLI) mid-year of 2001. BOLI is classified as non-earning and included in other assets on the consolidated balance sheet. If the BOLI had been purchased at the beginning of 2001, the earning asset ratio for 2001 would have been approximately 90.12%. The improvement for 2002 over the adjusted 2001 ratio of 90.12% is attributable in part to cash management as well. The tax equivalent yields on earning assets were 5.98%, 6.90%, and 8.11%, for 2003, 2002, and 2001, respectively.

Net Interest Margin – Tax Equivalent

2003	2002	2001	2000	1999
4.23%	4.66%	4.47%	4.41%	4.65%

Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.23% during 2003 from 4.66% for the comparable period in the prior year. The table below shows the impact that the earning assets and interest-bearing liabilities had on the change in net interest margin for 2003. As shown, the increase in volume of earning assets resulted in an increase of .541% in net interest margin. The increase was more than offset by the effect of the decline of 1.789% in rates on earning assets. The net effect of volume and rate on earning assets was a 1.248% decrease in net interest margin. This was offset somewhat by the increase in net interest margin of .817% due to the effects of change in rates and volumes of interest bearing liabilities. The net result was a decrease in net interest margin of .431%.

	Effect on Margin Due to Changes In:
Description	Volume	Rate	Net
Loans	0.214%	(1.070)%	(0.856)%
Interest-bearing bank balances	0.017%	(0.034)%	(0.017)%
Investment securities	0.310%	(0.685)%	(0.375)%

Total earning assets	0.541%	(1.789)%	(1.248)%

Deposits	0.008%	(0.905)%	(0.897)%
Other interest-bearing liabilities	0.174%	(0.094)%	0.080%

Total interest-bearing liabilities	0.182%	(0.999)%	(0.817)%

Net interest margin	0.359%	(0.790)%	(0.431)%

Net interest margin, the tax equivalent net yield on earning assets, increased 19 basis points during 2002 over the comparable period in 2001. The increase was due in part to many changes made in 2001 such as an improvement in risk-based pricing on loans and changing the mix of the investment portfolio. The asset-liability management committee continued to be assertive in setting rates. In addition, the percent of average time deposits to average total deposits decreased from 54.48% in 2001 to 50.74% in 2002, reducing interest expense that would have offset interest income by shifting funds to less costly accounts. Further enhancing net interest margin was the growth in loans, the Company’s highest yielding asset.

Net interest margin, the tax equivalent net yield on earning assets, increased 6 basis points during 2001 over the comparable period in the prior year. Improvements in risk-based pricing on loans, a change in the mix of the investment portfolio, and an assertive approach to pricing funding sources resulted in higher net interest margin.

Loans and Loan Interest Income

Loans are the most significant earning asset comprising 60.96%, 63.94%, and 65.20% of total assets at December 31, 2003, 2002, and 2001, respectively. The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

Loan Portfolio

(In Thousands)

	2003	2002	2001	2000	1999
Commercial, financial, agricultural	$140,149	$139,457	$138,420	$144,130	$138,329
Lease financing	12,148	15,338	16,483	18,531	17,456
Real estate-construction	50,848	37,141	30,564	25,706	37,437
Real estate-1-4 family mortgages	293,097	293,022	289,395	290,482	270,061
Real estate-commercial mortgages	280,097	277,824	234,177	207,819	189,285
Installment loans to individuals	86,313	96,902	108,997	126,033	145,515

Total loans net of unearned income	$862,652	$859,684	$818,036	$812,701	$798,083

As the table above shows, at December 31, 2003 loans increased only slightly, $2,968, or .35%, from December 31, 2002. Management is committed to the task of growing loans as noted through our expansion in more attractive markets, as well as through the strategic hires of lending personnel located in those higher growth markets. We did experience approximately $14.8 million in loan growth during the fourth quarter of 2003 over the third quarter of 2003 and ended the year with growth primarily from real estate construction loans.

Average Loan to Deposit Ratio

2003	2002	2001	2000	1999
74.99%	75.54%	76.18%	79.04%	77.17%

The year 2003 was unusual in terms of the lending environment. First, the economy failed to rebound as quickly as expected. Secondly, we had to replace approximately $40,000 in loans resulting from payoffs from the curtailment of the sales financed division, from in-house mortgages being replaced by permanent financing in the secondary market, and from the payoff of various commercial loans. As noted, when the sales finance division was curtailed in 2000, the loan balance was approximately $33,000. The loan balance at year-end 2003 was $2,153, down $4,640 from December 31, 2002. Despite the lack of growth on a period-to-period basis, we recorded $247,817 in new loans for 2003.

Despite the sluggish economy, total loans increased from $818,036 in 2000, to $859,684, or 5.09%, during 2002. The most significant increase occurred in the second half of 2002, due in part to the hiring of lending staff in the DeSoto and Lee county markets. Consumer loans decreased approximately $12,000 during 2002, largely attributable to the curtailment of the sales finance division that occurred in 2000. The decrease in volume of the sales finance division was approximately $8,143 for 2002 and $13,030 for 2001. The average loan to deposit ratio was 75.54% for 2002. New loans recorded in 2002 totaled $246,032, of which 61.23% were secured by real estate. Loans were $818,036 in 2001. Commercial loans, specifically first mortgage commercial real estate, provided the majority of the growth for 2001.

Managing the interest rate risk of the loan portfolio has been a challenge during the last three years with rates dropping to unprecedented lows. Prime was reduced eleven times during 2001, once again in November 2002, falling from 9.50% at December 31, 2000 to 4.25% at December 31, 2002, and then again in June 2003, falling to 4.00%. As in 2002, clients continued to request financing with extended terms in the low interest rate environment. We employed the use of Federal Home Loan Bank borrowings to match-fund loans with extended terms, primarily larger commercial and real estate loans.

Average yields on loans decreased from 8.71% in 2001, to 7.39% in 2002 and then to 6.61% in 2003. The most significant changes occurred in commercial loans as the average yield dropped from 8.66% in 2001, to 7.05% in 2002, then to 6.27% in 2003. Consumer loan yields declined from 9.21% in 2001, to 8.24% in 2002, then further to 7.57% in 2003. The rate declines were directly attributable to the rate adjustments made by the Federal Reserve Bank. The consumer loan yield for 2001 increased over 2000 as a result of improvements made in risk-based pricing of our loans.

The tax equivalent loan interest income was $56,890, $61,865, and $71,156 for the years ended December 31, 2003, 2002, and 2001, respectively. The tax equivalent loan interest income decreased $4,975, or 8.04% in 2003 from 2002 fostered by the low interest rate environment. Coupled with this low interest rate environment was a change in the mix of the loan portfolio. In 2003, we experienced a significant decrease in average mortgage loans of $18,280, which was more than offset by increases in average commercial loans of $30,967 and increases in lines of credit of $13,012, both with lower yields than the mortgage loans.

In 2002, the tax equivalent loan interest income decreased $9,291, or 13.06%, from 2001. This was the result of both the low interest rate environment and a change in the mix of loans. In 2002, higher-yielding consumer loans decreased $12,095, with approximately $8,143 of this due to the decreases in the sales finance portfolio. Tax equivalent loan interest income was $71,156 in 2001, with a tax equivalent yield of 8.71%.

Investments and Investment Interest Income

Investment income is the second largest component of interest income. The securities portfolio is used to provide term investments, to provide a source for meeting liquidity needs, and to supply securities to be used in collateralizing public funds.

Securities by Sector Allocation (at Fair Value)

Sector	2003	2002	2001
U. S. Treasury securities	—%	—%	5%
U. S. Government agencies	22	15	19
Mortgage-backed securities	50	52	42
Obligations of states and political subdivisions	23	28	30
FHLB and other preferred stock	5	5	4

	100%	100%	100%

In 2003, securities income on a tax equivalent basis decreased $2,176, to $17,173, from securities income on a tax equivalent basis in 2002. The average balance in the investment portfolio was $356,166, up $31,913, or 9.84%, over 2002. The tax equivalent yield on the portfolio was 4.82%, down 115 basis points from 2002. In December of 2003, we created an arbitrage, borrowing $25,000 from the FHLB to fund the purchase of agency securities and collateralized mortgage obligation, (“CMOs”). These securities are primarily one-month libor based floating rate agency securities. Also in December, we purchased approximately $20,000 in mortgage-backed securities and CMOs with the proceeds from junior subordinated debentures. These transactions were the major contributor to the 66.90% and 16.01% growth in U.S. Government Agencies and mortgage-backed securities, respectively.

During 2003, we purchased $286,651 in securities. Maturities and calls totaled $169,989. We sold $39,479 in securities, primarily in mortgage-backed securities. The purchases were primarily mortgage-backed securities and CMOs which made up approximately 73% of the purchases. U. S. Government Agency Securities purchased accounted for approximately 23%, with the remainder of the purchases being municipal securities.

In 2002, securities income on a tax equivalent basis increased $298, to $19,349, over securities income on a tax equivalent basis of $19,051 in 2001. The average balance in the investment portfolio was $324,253, up $41,227, or 14.57%, over 2001. The tax equivalent yield on the portfolio was 5.97%, down 76 basis points from 2001. During 2002 and 2001, we made a number of changes in our investment portfolio. As Treasury securities matured, the funds from the maturities were invested in mortgage-backed and agency securities. At December 31, 2002 the Company had no Treasury securities.

In 2002, we changed our investment policy to allow us to increase our position in mortgage-backed securities and CMOs. Mortgage-backed securities and CMOs were the primary investments purchased in 2002 with 72.23% of investments coming from this sector. Of the growth in this sector, approximately $30,000 of GNMA securities was funded by Federal Home Loan Bank funds, providing a spread on the arbitrage of 2.13%. The use of this sector of securities has allowed us to increase our cash flow going forward providing funds for loan growth as well as opportunities for repricing as rates begin to rise. Furthermore, mortgage-backed securities have a higher yield than U. S. Treasury and U. S. Government Agency Securities.

Other growth for 2002 was derived from U. S. Obligations of Government Agencies, and Obligations of States and Political Subdivisions that provide both securities for meeting pledging requirements of municipalities and favorable tax treatment. In addition, we purchased both fixed and variable trust preferred securities to enhance our yield.

For 2001, securities interest income on a tax equivalent basis was $19,051, generating a yield on the portfolio of 6.73%. The average balance in the investment portfolio was $283,026. In the first quarter of 2001, we changed policy criteria for holding certain types of securities. Not deviating from soundness, in 2001, we reinvested the majority of maturing government securities into mortgage-backed securities to enhance both yield and cash flow. In addition, at the beginning of 2001, we adopted FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and made the decision under the opinion to reclassify all securities “held to maturity” to “available for sale”. This reclassification provided more flexibility in managing the investment portfolio, particularly in this low interest rate environment.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Deposits funded 80.12%, 81.74%, and 84.72% of total assets at December 31, 2003, 2002, and 2001, respectively. Total deposits were $1,133,931, $1,099,048, and $1,063,055 as of December 31, 2003, 2002, and 2001, respectively. Deposit growth for 2003 was 3.17%, relatively unchanged from our 2002 growth of 3.39%. The growth in deposits for 2001 was 1.57%, due largely to the low rates paid on all types of interest-bearing deposit accounts. Customers sought higher yielding alternatives as evidenced by increases in annuity and mutual fund sales. Premiums from sales were $20,897, $14,483 and $25,592, respectively, for 2003, 2002, and 2001.

Noninterest-bearing deposits were $154,079, $147,565, and $145,690 at December 31, 2003, 2002, and 2001, respectively, and funded 10.89%, 10.98%, and 11.61% of total assets at those dates. The average balance for 2003 was up 4.05% over 2002; the average balance for 2002 was up 6.44% over that of 2001, and the average balance for 2001 was up 2.11% over the 2000 balance.

In May 2003, we implemented the Haberfeld High Performance Checking (“HPC”) Program. This program is aimed at increasing the number of account openings for noninterest-bearing accounts. It also provides opportunities for cross-selling other services. Account openings have increased 139% from 5,822 during May 1 through December 31, 2002, to 13,929 for the same period in 2003.

In 2003, consumer noninterest-bearing checking balances increased $25,318, or 43.95%, over balances at December 31, 2002. The increase was in the free checking and convenience checking accounts, types targeted under our HPC program. In 2002 we also experienced significant growth in our noninterest bearing checking balances of $2,939, or 5.38%. As a result of the HPC program, we opened a new account type, 50+ Free Checking, which has grown tremendously. In 2003, the combined balances for Over 65 and 50+ Free Checking increased $15,150, or 49.09% over 2002. The increase in the Over 65 account balances for 2002 was $1,372, or 15.61% over 2001.

In 2003, business checking account balances increased $7,194, or 11.94%, over December 31, 2002. The increase for 2002 over 2001 was $3,214, or 5.64%. We specifically targeted business checking customers as well as those in the baby-boomer to senior citizen group. The increase in free checking this year was the result of target marketing through our HPC program.

Average Interest-Bearing Deposits to Total Average Deposits

2003	2002	2001	2000	1999
85.96%	86.10%	86.47%	86.32%	85.38%

Interest-bearing deposits at December 31, 2003, 2002, and 2001 were $979,852, $951,483, and $917,365, respectively. Growth for 2003 was 2.98%, primarily due to interest-bearing demand deposits. Rates paid on interest-bearing demand deposits, excluding certain public fund interest-bearing demand deposits, ranged from .10% to .65% at the end of 2003. Some interest-bearing public fund accounts were acquired through a bid process and have rates outside the range mentioned previously. Time deposits were down at December 31, 2003 approximately $26,801 to $523,656 compared to December 31, 2002. Even though time deposits were down in total, the balances in “You Can’t Lose” time deposits were up $22,610 over December 31, 2002. This time deposit type, which allows the client one rate increase during the term of the deposit, has been a particularly popular product for the last three years.

The trend of decreasing time deposits has continued for the last two years as clients have kept their deposits very liquid. Rates paid on time deposits ranged from .70% to 2.50% at the end of 2003. We did not aggressively price time deposits in 2003 since funds were not needed to meet loan demand.

Growth for 2002 was 3.72%, primarily due to public funds. Time deposits were down at December 31, 2002 approximately $10,000 to $550,457 compared to December 31, 2001. The balances in the “You Can’t Lose” time deposits were up $75,226 over balances at December 31, 2001. Time deposit rates ranged from 1.00% to 3.50% at the end of 2002. Rates paid on interest bearing transaction accounts ranged from ..25% to 1.00% at the end of 2002.

In 2001, growth was flat as clients looked for higher yielding alternatives. As the federal funds rate dropped during the year, rates paid on all types of interest-bearing transaction accounts and time deposits followed. By the end of 2001, market rates paid on these accounts ranged from 1.00% to 2.00% while time deposit rates ranged from 1.85% to 4.00%. Offsetting the low growth in deposits was a record year in annuity sales in 2001 of approximately $14,600. This product proved to be the right alternative for many of our clients since the stock market was in a downturn and interest rates on deposit accounts had fallen significantly.

Our average time deposit balance as a percent of average total deposits was 54.48% in 2001. Many of the high-rate specials offered in 2000 had one-year terms or greater so, while we began to get some relief in 2001, there were still many time deposits that did not reprice until late 2001 and early 2002. The ratio of average time deposits to average total deposits was 50.74% in 2002. That ratio fell to 47.46% in 2003.

Interest expense for deposits was $18,818, $24,034, and $39,326, for 2003, 2002, and 2001, respectively. The cost of interest-bearing deposits was 1.93%, 2.53%, and 4.27%, for the same periods.

Borrowed Funds and Interest Expense on Borrowings

Advances from the Federal Home Loan Bank (“FHLB”) were $90,987, $86,308, and $41,145 for the years ended December 31, 2003, 2002, and 2001 respectively. Advances from the FHLB were up 5.42% and 109.77% over the prior year balances in 2003 and 2002, respectively. As rates fell to a 43-year low in 2001, and remained at those levels until falling another 50 basis points in November 2002 and yet another 25 basis points in June 2003, both consumer and commercial loan clients were refinancing at lower rates with extended maturities. Funds were borrowed from the Federal Home Loan Bank to match-fund those loans, negating interest rate exposure when rates rise. Such match-funded loans are usually large commercial or real estate loans. During 2003, we made principal reductions of $23,358 to the FHLB of which $11,338 was related to the 2002 arbitrage.

The Company set up an arbitrage in 2003, funding the purchase of U. S. Government Agency Securities and CMOs with FHLB funds. The total borrowed for the arbitrage was $25,000, with the interest rate being 165 basis points above the three-month libor-based interest rate. The Company set up an arbitrage in 2002, funding the purchase of mortgage-backed securities with FHLB funds. The total borrowed for the arbitrage was $30,000 with a weighted average interest rate of 2.51%. The weighted average maturity and rate of total funds borrowed from the Federal Home Loan Bank in 2003, 2002, and 2001 was 65 months with an average cost of 2.91%, 52 months with an average cost of 3.09%, and 63 months with an average cost of 3.88%, respectively.

The treasury tax and loan account balances for 2003, 2002, and 2001 were $6,958, $5,498, and $6,181, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds. Interest expense on total borrowings (inclusive of advances from the Federal Home Loan Bank and treasury tax and loan) was $2,959 in 2003, up from $2,491 in 2002 due to increased borrowing which more than offset the decline in interest rates. Interest expense in 2002 was $895 more than the expense for 2001. The rates paid on borrowed funds declined, but the additional interest due to increased volume of borrowed funds more than offset the improvement from falling rates.

Toward the end of 2002, more reliance was placed on borrowed funds. The balances in total borrowed funds for 2003, 2002, and 2001, were up $33,766 or 36.78%, $44,480 or 93.99%, and $22,777, or 92.78%, respectively. The average balances of borrowed funds were $83,293, $59,563, and $29,347 for 2003, 2002, and 2001, respectively. Interest expense was $2,959, $2,491,and $1,596, in 2003, 2002 and 2001, respectively. The cost of those funds in 2003 was 3.55%, down from 4.18% in 2002. The cost of borrowed funds for 2001 was 5.44%. The increase in borrowed funds for 2003 was due to the subordinated debentures and FHLB advance that funded the 2003 arbitrage.

Provision for Loan Losses to Average Loans

2003	2002	2001	2000	1999
.32%	.52%	.59%	.78%	.42%

The provision for loan losses was $2,713, $4,350, and $4,790 for 2003, 2002, and 2001, respectively. Despite a recession during 2001, a notable lack of recovery in 2002, and a slow recovery in 2003, loan quality improved as net charge-offs decreased first during 2001, and again in both 2002 and 2003. The result of the decline in net charge-offs is the decline in the loan loss provision (expense) as shown in the table above. The increase in unemployment rates during 2003 exerted pressure on credit quality and demand. Management continued to place significant emphasis on credit quality. During each of the prior three years, the most significant charge-offs were from commercial real estate mortgage loans. Consumer loan charge-offs improved from each of the prior years for those same periods. The Company closely monitors its credit quality and makes adjustments to the allowance for loan losses as deemed necessary.

Noninterest Income (Less Securities Gains/Losses) to Average Assets

2003	2002	2001	2000	1999
2.26%	2.09%	1.96%	1.55%	1.37	%*

*	Ratio does not include the gain on the sale of the credit card portfolio.

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains, and all other noninterest income. During the last three years we made significant improvements in enhancing our noninterest income. Noninterest income represented approximately 39%, 35% and 34% of net revenue for 2003, 2002, and 2001, respectively.

Management continues to emphasize the growth in noninterest income by enhancing client relationships. We understand that building these relationships will help us to reach our strategic target of five product services per client. In May of 2003, we launched our High Performance Checking (HPC) program. This was the most significant new product line offered during the year. The program, geared to consumers, simplified the demand deposit account types being offered. By streamlining the accounts into only seven types, we not only improved our efficiency and knowledge in offering the product, but also provided a simple, straightforward product line for meeting our clients’ needs. The benefits from the program include increasing our core deposits and providing an environment for cross-selling other services. The monthly service charge revenue given up through lower-cost accounts was more than offset by the earnings on the additional demand deposit account balances and other services sold to those new clients.

In 2002, we developed plans directed at selling our products, with emphasis on increasing our affluent client base. At the beginning of 2003, we added two executives to our Financial Services group, increasing the expertise we can offer to the affluent market. The Financial Services Division was recently relocated to a facility in the new Fair Park District located in Tupelo.

We market ourselves as “more than a bank, more than bankers” since we are able to offer our clients a full range of financial services and products. We continue to conduct events throughout our market area for the affluent group. The events include health fairs as well as programs on topics such as fraud, “street smarts”, identity theft, estate planning, long-term care, Medicare supplements, wealth management, and retirement fundamentals. In addition, we publish and mail a quarterly newsletter for both clients and non-clients in this segment of our market. We have noted increases in services provided and in new clients as a result of these programs.

As an extension of our strategic plan, our franchises develop their own vision and mission statements, as well as business plans for achieving their goals. Those plans include specific programs for fostering additional client relationships. The execution of this program has resulted in greater revenue from increased sales.

For 2003, noninterest income was $31,223, an increase of $3,781 over 2002, or 13.78%. Fees for deposit services, a major contributor to the increase in noninterest income, were up $2,059, or 12.74%, over those generated in 2002. In addition, loan services provided an increase of $1,066 in fees for a growth rate of 25.84% over the prior year. Of this increase, $895, or 83.97%, is attributable to fees earned through our mortgage loan division. The Bank earns fees for the origination of mortgage loans as well as the subsequent sale of those loans to the secondary market. Low interest rates provided a favorable environment for mortgage loan production, both in refinancing and in new mortgages. This trend continued well into the third quarter with rates falling to the low 4 percent range for a fifteen year fixed rate mortgage. We expensed $172 for amortization of mortgage servicing rights in 2003. Mortgage servicing rights, $284 at December 31, 2003, will be amortized over the expected life of the assets. We closed approximately $121,844 in mortgage loans in 2003, a record for our bank, up 58.24% over the volume closed for 2002 of approximately $77,000.

Noninterest income for 2002 totaled $27,442 representing an increase of $3,053, or 12.52%, over 2001. For the year, fees generated from deposit services increased $1,299, or 8.74%, over 2001. The additional income generated was derived primarily from service charges on deposit accounts (including overdraft fees), fees earned from use of our debit cards inclusive of interchange fees, and fees generated through our merchant business. Only minor changes were made to the fee structure on deposit account products during 2002. Fees earned from loan services in 2002 were $700, or 20.45%, greater than fees earned in 2001. Fees associated with originating loans were restructured at the end of the first quarter of 2002 in order to help offset operating costs associated with offering loan products. The new fee structure is tiered both on commercial and consumer loans and is based on loan size.

The increase in fees for 2002 attributable to the restructured fees and additional loan volume was approximately $916. In addition, the income in 2002 includes $139 in a prepayment penalty on a loan that was funded through the Federal Home Loan Bank. Finally, income on the sale of mortgage loans remained strong in 2002 due to both the originating and refinancing of approximately $77,000 in mortgage loans. While the gains on mortgage loans were up moderately over 2001, the amortization of mortgage servicing rights was up $173, or 671.30% over 2001. We recorded additional impairment of $159 during the fourth quarter of 2002 related to prepayments on the mortgage loans being serviced by the Company. In contrast to the past, most mortgage loans originated are sold with servicing released. The Company, however, still serviced approximately $80,000 in loans originated prior to 2002 at December 31, 2002.

For 2001, noninterest income was $24,389. Fees were restructured on selected transaction accounts. This, coupled with account activity, provided significant growth in deposit fees over prior years. In addition, some administrative fees were assessed to cover the cost of handling client accounts such as returned bank statements and return items. Fees earned from loan services for 2001 were $3,425. Document preparation fees, mortgage loan fees and gains on sales of mortgage loans were significant contributors to earnings. The mortgage loan business gained momentum during 2001 as rates fell.

Income earned on insurance products increased $254 or 6.59%, $458 or 13.46%, and $1,406 or 70.45%, in 2003, 2002, and 2001, respectively. We implemented an insurance integration plan in 2001 aimed at improving our cross-selling performance between the Bank and the insurance company. A secondary benefit resulting from increased sales is the opportunity to improve contingency income. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients during the previous year. The changes in income for insurance products include a decrease of $132 for contingency income and an increase of $91 in 2003 and 2002, respectively.

Our Financial Services division encompasses trust services, annuities and mutual funds, and specialized insurance products for business and estate secession. A team was assembled at the end of 2002 and further expanded at the beginning of 2003. In 2002, a manager was added to improve the financial services department, which is responsible for brokerage through our third party provider.

In 2003, the revenue generated by the Financial Services division increased $303, an improvement of 20.76% over 2002. Of this increase, 68.34% was due to the financial services department. The improvement in the stock market fostered the environment for increased activity. Also significant to this increase is the impact and focus from the new management in this area. Training, coupled with better sales goals, helped employees exceed the Company’s plan.

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

All other revenue in 2003 increased $517 over 2002 and $693 over 2001. The main components of other revenue are discussed below.

Cash surrender value earned on bank owned life insurance (“BOLI”) in 2003 was $1,169, comparable to that earned in 2002. In 2002, however, it was $517 greater than that earned in 2001. We purchased $20,000 in BOLI in late May 2001 for the purpose of offsetting the rising cost of health insurance. BOLI income earned in 2001 was $707.

The bank sponsors a deferred compensation plan for qualified officers and directors. Under this plan, the Company purchases life insurance on the employees and directors, based on the income deferral each individual chooses. The Company records cash surrender value income, net of insurance premiums paid, on those insurance policies each year. Upon the death of a participant in the plan, the Company records life insurance proceeds. In 2003, 2002, and 2001, we received death benefits of $63, $227, and $0, respectively. Net cash surrender value earnings for 2003, 2002, and 2001 were $352, $234 and $273, respectively.

Security gains of $191 for 2003 resulted from $39,479 in security sales, primarily from the sale of mortgage-backed securities. Securities gains of $93 for 2002 resulted from $46,870 in security sales. These, too, were primarily mortgage-backed securities that were sold to eliminate those securities with maturity concentrations or accelerated prepayments. Sales also included securities in the agency, obligation of state and political subdivision, and other preferred stock sectors.

Security gains of $94 for 2001 resulted from $18,620 in security sales. These securities included odd lot mortgage-backed securities, preferred stock, and collateralized mortgage obligations. The proceeds from these funds were used to reinvest in other mortgage-backed securities and to fund bank owned life insurance.

Noninterest Expense to Average Assets

2003	2002	2001	2000	1999
3.83%	3.86%	3.78%	3.55%	3.62%

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment, and other noninterest expense. Noninterest expense was $52,523, $50,496, and $46,747 for 2003, 2002, and 2001, respectively resulting in increases of 4.01%, 8.02%, and 10.06% for the same years, respectively.

Salaries and employee benefits represented 56.14%, 58.22%, and 56.62% of total noninterest expenses at December 31, 2003, 2002, and 2001, respectively. As a percent of net interest and noninterest income, salaries and employee benefits were 36.74%, 37.06%, and 37.16% for the years 2003, 2002, and 2001, respectively. Salaries and employee benefits cost for 2003 was relatively flat compared to 2002.

Salaries for 2003 increased $1,045, or 5.46% over 2002 due to normal annual salary increases and staff additions. The most significant additions for 2003 were three executives, two in the Financial Services division and a legal counsel. Some of the increase was the result of the lending staff additions in Lee and Desoto Counties that occurred in mid-to-late 2002. In addition, commission expense increased $327 over 2002, directly attributable to the increase in revenue generated through mortgage loans, insurance, and annuities/mutual fund sales. The incentive cost for 2003 was $1,894 less than the 2002 expense. Other increases in salaries and benefits included pension and stock option expenses which increased $502, up 31.42%, and $327, or 312.24%, over 2002, respectively. Our health and life insurance cost for 2003 was down $259, or 9.95%, due to lower claims paid in 2003.

Salaries for 2002 increased $922, or 5.05%, over 2001 due to normal annual salary increases and staff additions as well. The additions occurred in the two fastest growing markets of the Company, Desoto and Lee Counties, and were primarily lending staff to enhance the Company’s loan growth. Incentive cost in 2002 increased $859, or 48.76%, over 2001 as a result of the improvement in the Company’s performance. Commission expense in 2002 was $234, or 37.50%, greater than 2001 due to the additional revenue generated through insurance, mortgage and merchant sales. Our insurance producers, mortgage originators and merchant representatives are paid primarily on a commission basis. In addition, health and life insurance cost was $701, or 36.95%, greater than 2001. The increase in health and life insurance was due to the rising cost of insurance as well as increased claims filed for 2002. Retirement plan cost in 2002 was $201 greater than 2001 due to the increase in the Company’s match for the 401(k) plan as well as cost associated with the defined contribution plan.

In 2003, data processing cost increased $333, or 8.85% as we continued to improve our technology. At the end of 2002 and beginning of 2003, we installed a new loan platform system designed in part to simplify the lending process for our “front-line” staff. In addition, we have been customizing a loan-pricing program to be installed in the first quarter of 2004. We also installed a “thin client” architecture, which allows for a reduction in cost for future hardware, less time and effort in providing support, and provision for better information security. Finally, we upgraded our teller platform system during the second half of 2003 to a Windows–based system from a DOS-based system. The new system has more functionality and provides the teller with more information about the client.

Data processing cost for 2002 was up $263, or 7.52%, over 2001. The increase is attributable to volume for our merchant business as well as services with our core service provider. The upgrade of our deposit platform system increased cost, as did the implementation of a new consumer internet banking platform. In 2001, data processing expenses were $3,498. During 2001, we installed a DOS-based teller platform system purchased from our core service provider, Metavante. While costs related to the use of this system increased, other costs decreased such as other losses and charge-offs as cash and fraud losses dissipated.

Occupancy expense in 2003 was up $275 or 8.85% from 2002. Approximately 33% of the increase resulted from the recognition of impairment in the amount of $90 on a rented building after a limited-service branch office was closed. Other increases in occupancy resulted from costs incurred in the opening of a new branch office in Corinth and expanding our technology center. Occupancy expense in 2002 was down $62 from 2001 due largely to the sale of a building in January 2002. In 2001, occupancy expense was $3,169. Expense increases for 2001 were due primarily depreciation for buildings and furniture, janitorial cost, and utilities.

Computer and equipment expenses for 2003 decreased $88, or 2.77%, from 2002. No depreciation was recorded during 2003 for the capital expenses related to the thin client architecture and the teller platform systems, as all costs have not been incurred. For 2002 and 2001, we experienced increases of $146 and $151 over the prior year, respectively. The increases for 2002 and 2001 resulted from computer and software depreciation, maintenance and support fees. We made several technological enhancements during 2002 and 2001 including the installation of a teller platform system, and upgrading both our deposit platform system and the credit-scoring module. We also upgraded data storage to a robotic DVD device, providing near on-line access to data (check images), and purchased software to enhance read rates in item processing. These upgrades have enhanced productivity, reduced losses, and provided better service for our clients.

We implemented a new loan platform system, which became operational in the first quarter of 2003. Additionally, experts in that field have enhanced information security through software, hardware, and retention of services. It has been, and will continue to be, our practice to seek technological improvements, to evaluate the benefits, and to progress with implementation of systems that are deemed beneficial for our clients and shareholders. This practice is directly influenced by our vision to be the financial services advisor and provider of choice in the communities we serve.

The largest increase in noninterest expense for 2003 was in the Other Expense category. The 2003 increase of $1,421, or 12.86%, over 2002, was largely attributable to the implementation of our high performance-checking program in May 2003. While this program requires a significant financial commitment, approximately $900 in 2003, it has generated excellent results as openings of new demand deposit accounts have increased substantially from the prior year. Approximately $700 has been added to interest and fee income, offsetting most of the cost.

Other large expense increases for 2003 included accounting and legal fees of approximately $357 or 41.88% over 2002, in part related to compliance with the Sarbanes-Oxley Act. We also expensed approximately $370 for consultant assistance in various revenue enhancement projects, primarily related to deposit fees and cash management, an increase of $182 over similar consultant cost for 2002.

In September 2003, we entered into a contract with Clarke American Check Services. As a result of this contract, we recorded the net earned portion of the signing bonus, approximately $225, as an offset to cost. The change from the prior vendor provides us with an opportunity to offer our clients better selection and service. Finally, our other insurance cost for 2003 was higher by $109 due to rate increases and costs incurred for other real estate. We reduced cash short by $60 from 2002 due largely to the teller platform system. The new system provides more information to the teller regarding account balances resulting in lower charge-offs.

Other noninterest expense in 2002 was $469 greater than 2001. Increases were noted in public relations due largely to sponsorship of a hospice house, contribution to Future Focus for a leadership program sponsored by the Lee County Community Development Foundation, and the publication of a newsletter for senior citizens. Telephone and data line cost increased due to enhancements made in our call center and upgrades to either 256K data lines or T1 data lines at most locations for enhanced efficiency. Other fees also increased due to fees paid to consultants based on revenue enhancements generated from implementing their recommendations and fees paid to information technology consultants specifically to address our strategic technology plan, infrastructure (including network) assessment, and security. Other insurance expense, other than building and auto, increased 28.79% over 2001. Decreases in 2002 include OREO expense, down $195 due to impairment recorded in 2001 of $280, other losses and charge-offs down $96 from 2001, and intangible amortization down $325 from 2001 as a result of compliance with FASB Statement No. 142. The Company will continue to amortize an intangible originating from a purchase in compliance with FASB Statement No. 147. All other intangible assets will be evaluated periodically for impairment based on the present value of future cash flows.

Other noninterest expense for 2001 was $10,579. The only noteworthy expense item in 2001 was the recognition of $280 of impairment on other real estate owned.

Efficiency Ratio

2003	2002	2001	2000	1999
62.72%	61.24%	62.71%	63.13%	63.82%

Our efficiency ratio, which had been steadily improving, increased in 2003. This increase resulted primarily from decreases in the Company’s net interest income. This ratio is a standard performance measurement tool which encompasses tax-equivalent net interest income, noninterest income (excluding security gains) and noninterest expense. The decline in the ratio from 2001 to 2002 is largely attributable to the improvement in net interest income.

Net Noninterest Expense to Average Assets

2003	2002	2001	2000	1999
1.57%	1.77%	1.82%	2.00%	2.25%

	2003	2002	2001	2000	1999
Change in noninterest income ($)	3,781	3,053	5,860	2,770	1,298
Change in noninterest expense ($)	2,027	3,749	4,273	994	2,142

Change in noninterest income (%)	13.78%	12.52%	31.63%	17.58%	8.98%
Change in noninterest expense (%)	4.01%	8.02%	10.06%	2.40%	5.45%

Noninterest income has improved due to our offering of new products as well as increasing our client base. As evidenced in our slogan “more than a bank”, we have expanded our product line from traditional banking services to a full line of financial services including insurance products, financial planning, investments and fiduciary services. We will continue to emphasize noninterest expense control. As the ratios and the chart above show, the percentage of additional cost incurred by the Company over the last five years was more than offset by the percentage of additional revenue generated. For 2003, 2001, and 2000, the dollar increase of noninterest income exceeded the dollar increase of noninterest expense.

Income tax expense for 2003, 2002, and 2001 was $6,839, $6,819, and $5,109, respectively. The effective tax rates for those years were 27.33%, 27.85%, and 25.94%, respectively. The effective tax rate for 2003 is down partially due to tax decreases as a result of tax planning strategies. During the last three years, we continued to invest in tax-exempt securities, and tax-free leases and loans. The average tax-exempt securities as a percentage of the investment portfolio decreased from 32.61% in 2001 to 28.43% in 2002 and further to 27.67% in 2003. In both 2003 and 2002, we recorded a nontaxable death benefit from life insurance. In 2001, we purchased $20,000 in bank owned life insurance. This purchase resulted in recording $1,169, $1,224 and $707 in tax-exempt income for 2003, 2002 and 2001, respectively.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate, and liquidity risks. These are discussed below.

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

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under FASB Statement No. 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The balance of these loans determined as impaired under FASB Statement No. 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, unemployment rate in our market, loan segmentation, and historical losses that are inherent in the loan portfolio. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $13,232, and $12,203 at December 31, 2003 and 2002, respectively.

Allowance for Loan Losses to Loans

2003	2002	2001	2000	1999
1.53%	1.42%	1.39%	1.30%	1.26%

The net charge-offs for 2003 and 2002 were $1,684 and $3,501, respectively. The net charge-off ratio for 2003 was .20%, significantly better than the peer average of .47%. Below is a chart showing net charge-offs as a percent of total net charge-offs by each category. Charge-off and recovery amounts by loan category are presented on page 37.

	2003	2002	2001	2000	1999
Net charge-offs
Commercial, financial, and agricultural	27.26%	26.96%	22.96%	36.25%	25.17%
Lease financing	—	—	—	—	—
Real estate-construction	—	2.60	1.46	.56	1.18
Real estate-1-4 family mortgage	24.94	20.54	23.74	10.92	5.04
Real estate-commercial mortgage	28.50	29.33	18.43	17.00	1.32
Installment loans to individuals	19.30	20.57	33.41	35.27	67.29

Total net charge-offs	100.00%	100.00%	100.00%	100.00%	100.00%

As a result of better execution of credit standards, net charge-offs for 2003 decreased by $1,817, or 51.90% from the 2002 levels and for 2002, decreased by $471, or 11.86% from the 2001 levels. For 2003, there was a significant decrease in all categories, with the largest decrease in the real estate–mortgage sector in the amount of $846, or 48.45%. This improvement is attributed to the implementation of a more stringent loan review and evaluation process.

For 2002, the most significant change in net charge-offs was in the consumer loan sector, which decreased $607, or 45.74% from 2001. This improvement was primarily due to the decrease in sales finance loans. Losses in sales finance loans decreased 43.08% from 2001. Net charge-offs in real estate-mortgage loans in 2002 were up $71, or 1.76%, primarily due to the increased loan volume in that sector of $41,238, or 7.73%. Net charge-offs for commercial, financial and agricultural and real estate construction loans were relatively unchanged from 2001.

Loan losses for 2001 were $3,972. The majority of the consumer loans charged off in 2001 was in used automobiles and sales finance loans. The charge-offs in real estate mortgage loans for 2001 consisted of older credits comprised of 1 – 4 family and nonfarm residential properties. These losses resulted from poor underwriting. During 2001, we enhanced our underwriting criteria by implementing higher credit standards, by evaluating loan officer credit limits, and by more closely evaluating real estate appraisals. Management continues to monitor loans and utilize diligent collection efforts.

Net Charge-offs to Average Loans

2003	2002	2001	2000	1999
.20%	.42%	.49%	.72%	.38%

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

A number of committees and an underwriting staff oversee the lending operation of the Company. Those include in-house loan and loss management committees, and a Board of Directors loan committee. In addition, we maintain a loan review staff.

The underwriters review and score loan requests that are made by our lending staff. In compliance with policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits.

Before funds are advanced, loans are scored by the underwriters. Grades are assigned based on the scoring of the loans that are funded. This information is used to assist management in monitoring the credit quality. Loan requests of amounts greater than the officers’ lending limits are reviewed by an in-house loan committee. This committee is comprised of executive management. Decisions on funding loan requests are made or declined at this level provided they are within approved lending limits. Loan requests that exceed this group’s lending authority are submitted to a loan committee comprised of members of the Board of Directors.

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

Grades are assigned by lending personnel based on the scoring of the loans that are funded. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios, as well as regulatory guidelines for criticized loans. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its fair value.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $50 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.

Loan review personnel monitor the grades assigned to loans through periodic examination. The Loss Management Committee monitors loans that are past due or those that have been downgraded due to a decline in the collateral value or cash flow of the debtor and adjusts the loan credit grade accordingly. This information is used to assist management in monitoring the credit quality.

The allowance for loan losses is established after input from management, loan review, and the Loss Management Committee. The adequacy of the allowance for loan losses is calculated quarterly, or more frequently if management deems it necessary. These calculations are reviewed by management and the internal loan review staff.

Foreclosure proceedings are initiated after all collection efforts have failed. The collateral is purchased from the borrower at public auction for fair market value, with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the loan committee (comprised of the Board of Directors) for charge-off approval. These charge-offs reduce the allowance for loan losses.

The adequacy of the allowance for loan losses is calculated quarterly. These calculations are reviewed by management and the internal loan review staff. If the allowance is deemed inadequate, management increases the allowance by a charge to the provision for loan losses.

On a monthly basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans, and the allowance coverage on nonperforming loans. In addition, management reviews past due ratios by officer, community bank, and Company.

Nonperforming Loans to Loans

2003	2002	2001	2000	1999
.85%	.42%	.78%	.88%	1.00%

For 2003, the increase in the non-performing loan ratio was due primarily to one credit which represents over 50% of the nonperforming loans. The party responsible for this credit is in Chapter 11 bankruptcy and the credit is therefore on nonaccrual. It is secured by real estate and the loans are graded (for loan loss purposes) such that the loans less the allocated loan loss reserve approximate the fair market value of the collateral. Excluding this credit, the nonperforming loan ratio was .38% and the reserve coverage ratio was 406.76% in 2003. Although, we have an increase in the loans on nonaccrual and past due over ninety days, there was also a decrease in total past dues over thirty days of $719, or 3.48%. The balances of total loans past due and nonaccrual loans for 2003, 2002 and 2001 are $19,951, $20,670, and $31,471, respectively.

Summary of Loan Loss Experience

(In Thousands)

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2003	2002	2001	2000	1999
Balance at beginning of year	$12,203	$11,354	$10,536	$10,058	$9,742

Provision for loan losses	2,713	4,350	4,790	6,373	3,192

Charge-offs
Commercial, financial, agricultural	511	1,025	951	2,237	882
Lease financing	—	—	—	—	—
Real estate-construction	—	142	59	37	41
Real estate-1-4 family mortgage	488	876	968	678	177
Real estate-commercial mortgage	530	1,096	751	1,068	46
Installment loans to individuals	514	1,028	1,574	2,338	2,288

Total charge-offs	2,043	4,167	4,303	6,358	3,434

Recoveries
Commercial, financial, agricultural	52	81	39	100	158
Lease financing	—	—	—	—	—
Real estate-construction	—	51	1	4	7
Real estate-1-4 family mortgage	68	157	25	34	32
Real estate-commercial mortgage	50	69	19	66	8
Installment loans to individuals	189	308	247	259	353

Total recoveries	359	666	331	463	558

Net charge-offs	1,684	3,501	3,972	5,895	2,876

Balance at end of year	$13,232	$12,203	$11,354	$10,536	$10,058

The following table presents in thousands the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented. There is a significant difference in the allowance allocated for commercial, financial, agricultural and for real estate-mortgage for 2003 and 2002 compared to prior years. In prior years, the allowance was allocated based on our internal “watch list” and was classified based on the business purpose of the loan. In 2003 and 2002, the reserve was allocated based on FDIC Call Report classifications, consistent with the grouping of loans presented in this report.

(In Thousands)	2003	2002	2001	2000	1999
Commercial, financial, agricultural	$3,158	$2,724	$6,838	$6,470	$7,170
Lease financing	89	279	330	371	349
Real estate-construction	411	343	—	—	—
Real estate –1-4 family mortgage	4,243	3,969	942	726	115
Real estate-other mortgage	4,459	3,634	762	520	80
Installment loans to individuals	854	1,055	2,346	2,238	1,982
Unallocated	18	199	136	211	362

Total	$13,232	$12,203	$11,354	$10,536	$10,058

Loans by Category to Total Loans

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

	2003	2002	2001	2000	1999
Commercial, financial, agricultural	16.25%	16.22%	16.92%	17.74%	17.33%
Lease financing	1.41	1.78	2.01	2.28	2.19
Real estate-construction	5.89	4.32	3.74	3.16	4.69
Real estate –1-4 family mortgage	33.98	34.08	35.38	35.74	33.84
Real estate-other mortgage	32.47	32.32	28.63	25.57	23.72
Installment loans to individuals	10.00	11.28	13.32	15.51	18.23

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan Loss Analysis

(In Thousands)

	2003	2002	2001	2000	1999
Loans-average	$852,106	$833,140	$811,287	$815,155	$762,587
Loans-year end	862,652	859,684	818,036	812,701	798,083
Net charge-offs	1,684	3,501	3,972	5,895	2,876
Allowance for loan losses	13,232	12,203	11,354	10,536	10,058

Loan Ratios

	2003	2002	2001	2000	1999
Net charge-offs to:
Loans-average	.20%	.42%	.49%	.72%	.38%
Allowance for loan losses	12.73%	28.69%	34.98%	55.95%	28.59%
Allowance for loan losses to:
Loans-year end	1.53%	1.42%	1.39%	1.30%	1.26%
Nonperforming loans	181.09%	338.22%	178.63%	147.89%	126.47%

Nonperforming loans to:
Loans-year end	.85%	.42%	.78%	.88%	1.00%
Loans-average	.86%	.43%	.78%	.87%	1.04%

The following table shows the principal amounts of non-accrual and restructured loans at December 31:

(In Thousands)	2003	2002	2001	2000	1999
Nonperforming loans:
Nonaccruing	$4,624	$1,417	$614	$1,209	$136
Accruing loans past due 90 days or more	2,683	2,191	5,742	5,915	7,817

Total nonperforming loans	7,307	3,608	6,356	7,124	7,953
Restructured loans	384	—	—	—	146

Total	$7,691	$3,608	$6,356	$7,124	$8,099

Interest income foregone	$6	—	—	—	—

Management, the Loss Management Committee, and our loan review staff closely monitor loans that are considered to be nonperforming. When evaluating nonaccrual and restructured loans, the interest income foregone and recognized from 1999 through 2002 was not significant.

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates, or deferral of interest or principal payments.

Real estate acquired through the satisfaction of loan indebtedness (“OREO”) is recorded at the lower of cost or fair market value based on appraised value, less estimated selling costs. Any deficiency between the loan balance and the purchase price of the property at foreclosure is charged to the allowance for loan losses. Subsequent sales of the property may result in gains or losses. OREO decreased to $1,805 at December 31, 2003, down from $3,180 at December 31, 2002. Proceeds from sales of OREO for 2003 were $2,923, with losses of $128. We acquired $1,678 in OREO during 2003 and sold $3,051 for a turnover rate of 54.98%. Property both acquired and sold in 2003 generated $137 in gains. OREO increased $294 in 2002 over the 2001 level. Proceeds from sales of OREO for 2002 were $3,440, with losses of $36.

Interest Rate Risk

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Management believes the most significant impact on financial results stems from our ability to react to changes in interest rates.

We have an Asset/Liability Committee (“ALCO”), which is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to maximize net interest income while providing us with an acceptable level of market risk due to changes in interest rates.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. To that end, management actively monitors and manages our interest rate risk exposure.

Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on our net interest income using several tools. One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in the Maturity and Rate Sensitivity Analysis (“GAP Analysis”). Another test measures the impact on net interest income and net portfolio value (“NPV”) of an immediate change in interest rates in 100 basis point increments. This calculation is referred to as rate shock analysis. NPV is defined as the net present value of assets, liabilities, and off-balance sheet contracts.

Following is the estimated impact of immediate changes in interest rates at the specified levels at December 31:

	Percentage Change In:
Change in Interest Rates	Net Interest Income (1)		Net Portfolio Value (2)
(In Basis Points)	2003	2002	2003	2002
+200	(1.2)%	.2%	(9.8)%	(8.4)%
+100	(.1)%	.2%	(4.4)%	(4.3)%
-100	(.3)%	(.4)%	4.0%	4.3%
-200	(8.9)%	(5.5)%	8.7%	5.5%

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents our NPV in a stable interest rate environment versus the NPV in the various rate scenarios.

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

We continually evaluate interest rate risk management opportunities, including the possible use of derivative financial instruments. At December 31, 2003, we had not entered into any derivative contracts or hedging instruments.

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

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is the key to assuring liquidity. In 2003, approximately 64% of our time deposits were composed of accounts with balances less than $100. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. Another source available for meeting our liquidity needs is available for sale securities. The available for sale portfolio is composed of securities with a readily available market that can be converted to cash if the need arises. During both 2003, 2002, and 2001, the most significant purchases of investment securities were in the mortgage-backed sector. These securities provide a monthly cash flow of both principal and interest.

We use this structure in order to provide liquidity to fund future loan growth as the economy improves. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow equal to 32% of the par value of the total securities portfolio. Our bank also originates balloon payment notes. These are loans with large principal payments at the end of the term. These loans in addition to repayments and maturities provide substantial sources of liquidity. Approximately 59% or our loans mature or reprice within the next twelve months. The Bank also has available proceeds from the issuance of junior subordinated debentures that may be used for liquidity needs. In addition, we maintain federal funds lines and may also obtain advances from the Federal Home Loan Bank. The Bank continues to attempt to increase and diversify the Bank’s various funding sources, while simultaneously seeking the lowest possible funding cost.

Contractual Obligations

(In Thousands)

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In:
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)		$610,275	$—	$—	$—	$610,275
Time deposits(2)	E	352,331	130,206	42,580	467	525,584
Federal funds purchased(2)	F	6,603	—	—	—	6,603
Treasury tax and loan account(2)	F	6,958	—	—	—	6,958
Advances from the Federal Home Loan Bank(2)	G	16,321	29,408	34,098	11,400	91,227
Junior subordinated debentures(2)	G	35	—	—	20,619	20,654
Capital leases(2)	G	15	34	359	—	408
Operating leases(3)		91	98	11	—	200
Purchase obligations(4)		1,027	—	—	—	1,027

The Note Reference above refers to the applicable footnote in Item 8, “Financial Statements and Supplementary Data”.

(1)	Excludes interest.
(2)	Includes accrued interest payable on obligations as of December 31, 2003.
(3)	The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities, certain software applications and other equipment. The contractual obligation associated with our data processing contract, which is scheduled for renewal in June 2006, is excluded due to the variable factors required to determine the exact commitment. The monthly base fee, which was $83 during 2003, is calculated annually using the prior year increase in the Consumer Price Index. Other components of the contract are contingent upon monthly transaction volume. During 2003, the average contractual payment was $ 240 per month.
(4)	Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for capital expenditures.

Capital Resources

Total shareholders’ equity of the Company was $137,625, and $132,778 at December 31, 2003 and 2002, respectively. Shareholders’ equity increased 3.65% during 2003 and 7.44% during 2002. The growth in capital for both years was attributable to earnings and unrealized securities gains, less dividends declared and treasury shares purchased. In addition, the change in the net unrealized gain (loss) on securities available for sale decreased capital in 2003 by $2,401 and in 2002 by $3,272. Shareholders’ equity as a percentage of assets was 9.72% and 9.88% at December 31, 2003 and 2002, respectively.

The Company has a share repurchase plan in place at December 31, 2003. The plan was authorized in September 2002, and authorizes the repurchase of 418,157 shares of Company common stock, subject to a monthly purchase limit of $2,000. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the Board of Directors. As of December 31, 2003, 288,650 shares remain authorized for repurchase. Shares repurchased are held for reissue in connection with stock compensation plans and for general corporate purposes. Approximately 167,000 and 195,000 shares of stock were purchased during 2003 and 2002, respectively, for a total purchase price of $5,014 and $4,700, respectively. During 2001, we purchased approximately 528,000 shares of stock at a cost of $9,168. Treasury stock purchases are made through independent brokers. See Overview, “Recent Developments” on page 22 for additional disclosure regarding anticipated capital expenditures.

Cash dividends have increased seventeen consecutive years (see selected financial data on page 16 for the previous five years). Book value per share was $16.79 and $15.88 at December 31, 2003 and 2002, respectively. The increase in capital for both years, excluding the effect of the net unrealized gain on securities available for sale, was internally generated due to retention of earnings of 65.75% and 64.41% during 2003 and 2002, respectively.

The Federal Reserve Board, the FDIC, and the OCC have issued guidelines for governing the levels of capital that banks are to maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier I Risked- Based Capital	Tier Risked- Based Capital	Leverage Ratio
Well Capitalized	6% or above	10% or above	5% or above
Adequately capitalized	4% or above	8% or above	4% or above
Undercapitalized	Less than 4%	Less than 8%	Less than 4%
Significantly undercapitalized	Less than 3%	Less than 6%	Less than 3%
Critically undercapitalized	2% or less

Our Tier 1 Leverage ratios were 10.85 % and 9.28% at December 31, 2003 and 2002, respectively, meeting the guidelines for a well-capitalized company. At December 31, 2003, the total Tier 1 and total risk-based capital were $148,034 and $159,471, respectively. Tier 1 and total risk-based capital at December 31, 2002, were $120,719 and $131,734, respectively. The junior subordinated debentures in the amount of $20,619 qualify as Tier 1 Capital.

SEC Form 10-K

A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JAMES W. GRAY, EXECUTIVE VICE PRESIDENT, THE PEOPLES BANK & TRUST COMPANY, P. O. BOX 709, TUPELO, MS 38802-0709.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the discussion found under the caption “Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for the disclosures required pursuant to Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All other schedules have been omitted because they are not required or are not applicable.

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002, and 2001

Report of Independent Auditors

Board of Directors and Shareholders

The Peoples Holding Company

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of The Peoples Holding Company and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peoples Holding Company and subsidiary at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama

February 12, 2004, except for Note T,

as to which the date is February 17, 2004

The Peoples Holding Company

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31
	2003	2002
Assets
Cash and due from banks	$45,134	$46,422
Interest-bearing balances with banks	8,345	12,319

Cash and cash equivalents	53,479	58,741

Securities available for sale	414,270	344,781

Mortgage loans held for sale	1,643	3,624

Loans, net of unearned income	862,652	859,684
Allowance for loan losses	(13,232)	(12,203)

Net loans	849,420	847,481

Premises and equipment, net	31,696	29,289
Other assets	64,706	60,596

Total assets	$1,415,214	$1,344,512

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$154,079	$147,565
Interest-bearing	979,852	951,483

Total deposits	1,133,931	1,099,048

Federal funds purchased	6,600	—
Advances from the Federal Home Loan Bank	90,987	86,308
Junior subordinated debentures	20,619	—
Other borrowed funds	7,366	5,498
Other liabilities	18,086	20,880

Total liabilities	1,277,589	1,211,734

Shareholders’ equity
Common Stock, $5 par value –15,000,000 shares authorized, 9,317,867 issued; 8,194,526 and 8,361,541(1) shares outstanding at December 31, 2003 and 2002, respectively	46,589	46,589
Treasury stock, at cost	(22,570)	(17,556)
Additional paid-in capital	40,257	39,930
Retained earnings	70,342	58,407
Accumulated other comprehensive income	3,007	5,408

Total shareholders’ equity	137,625	132,778

Total liabilities and shareholders’ equity	$1,415,214	$1,344,512

(1)	After giving effect to the stock dividend payable to shareholders of record November 7, 2003.

See notes to consolidated financial statements.

The Peoples Holding Company

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year ended December 31
	2003	2002	2001
Interest income
Loans	$56,366	$61,379	$70,587
Securities:
Taxable	9,682	12,263	11,582
Tax-exempt	4,529	4,444	4,724
Other	233	332	873

Total interest income	70,810	78,418	87,766

Interest expense
Deposits	18,818	24,034	39,326
Borrowings	2,959	2,491	1,596

Total interest expense	21,777	26,525	40,922

Net interest income	49,033	51,893	46,844
Provision for loan losses	2,713	4,350	4,790

Net interest income after provision for loan losses	46,320	47,543	42,054

Noninterest income
Service charges on deposit accounts	14,417	12,578	11,616
Fees and commissions	6,874	5,741	4,759
Insurance commissions	3,602	3,329	2,920
Trust revenue	1,078	981	863
Securities gains	191	93	94
BOLI income	1,169	1,224	707
Merchant discounts	1,287	1,275	1,183
Gains on sales of mortgage loans	1,297	754	709
Other	1,308	1,467	1,538

Total noninterest income	31,223	27,442	24,389

Noninterest expense
Salaries and employee benefits	29,486	29,400	26,467
Data processing	4,094	3,761	3,498
Net occupancy	3,382	3,107	3,169
Computer and Equipment	3,092	3,180	3,034
Other	12,469	11,048	10,579

Total noninterest expense	52,523	50,496	46,747

Income before income taxes	25,020	24,489	19,696
Income taxes	6,839	6,819	5,109

Income before cumulative effect of accounting change	18,181	17,670	14,587
Cumulative effect of accounting change	—	(1,300)	—

Net income	$18,181	$16,370	$14,587

Basic earnings per share (see Note S)	$2.20	$1.95	$1.66

Diluted earnings per share (see Note S)	$2.19	$1.94	$1.66

See notes to consolidated financial statements

The Peoples Holding Company

Consolidated Statements of Shareholders’ Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2001	9,084,791	$46,589	$(3,688)	$39,931	$38,895	$(66)	$121,661

Comprehensive income:
Net income					14,587		14,587
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of tax of $1,398)						2,260	2,260
Less reclassification adjustment for gains realized in net income (net of tax of ($36))						(58)	(58)

Comprehensive income					14,587	2,202	16,789
Cash dividends ($0.64 per share)					(5,619)		(5,619)
Treasury stock purchased	(528,329)		(9,168)	(81)			(9,249)

Balance at December 31, 2001	8,556,462	46,589	(12,856)	39,850	47,863	2,136	123,582

Comprehensive income:
Net income					16,370		16,370
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of tax of $2,062)						3,329	3,329
Less reclassification adjustment for gains realized in net income (net of tax of ($36))						(57)	(57)

Comprehensive income					16,370	3,272	19,642
Cash dividends ($0.69 per share)					(5,826)		(5,826)
Stock option compensation				80			80
Treasury stock purchased	(194,921)		(4,700)				(4,700)

Balance at December 31, 2002	8,361,541	46,589	(17,556)	39,930	58,407	5,408	132,778

Comprehensive income:
Net income					18,181		18,181
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of tax of ($1,414))						(2,283)	(2,283)
Less reclassification adjustment for gains realized in net income (net of tax of ($73))						(118)	(118)

Comprehensive income					18,181	(2,401)	15,780
Cash dividends ($0.75 per share)					(6,227)		(6,227)
Payment of fractional shares on stock dividend					(19)		(19)
Stock option compensation				327			327
Treasury stock purchased	(167,015)		(5,014)				(5,014)

Balance at December 31, 2003	8,194,526	$46,589	$(22,570)	$40,257	$70,342	$3,007	$137,625

See notes to consolidated financial statements.

The Peoples Holding Company

Consolidated Statements of Cash Flows

(In Thousands)

	Year ended December 31
	2003	2002	2001
Operating activities
Net income	$18,181	$16,370	$14,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,713	4,350	4,790
Net amortization of securities	3,720	1,200	202
Depreciation and amortization	3,816	3,864	3,979
Deferred income taxes	(216)	233	(866)
Funding of loans held for sale	(119,023)	(74,851)	(76,208)
Proceeds from sales of mortgage loans	120,320	75,605	76,917
Gain on sales of securities	(102)	(93)	(94)
Gains on sales of mortgage loans	(1,297)	(754)	(709)
Loss on sales of premises and equipment	91	15	29
Stock option compensation	327	80	—
(Increase) decrease in other assets	(1,690)	757	(18,614)
(Decrease) increase in other liabilities	(2,793)	116	1,640

Net cash provided by operating activities	24,047	26,892	5,653

Investing activities
Purchases of securities available for sale	(286,651)	(219,319)	(90,309)
Proceeds from sales of securities available for sale	39,479	46,870	18,620
Proceeds from call/maturities of securities available for sale	169,989	109,578	76,425
Net increase in loans	(4,346)	(42,939)	(18,779)
Proceeds from sales of premises and equipment	7	274	35
Purchases of premises and equipment	(5,176)	(3,974)	(1,409)

Net cash used in investing activities	(86,698)	(109,510)	(15,417)

Financing activities
Net increase in noninterest-bearing deposits	6,514	1,875	13,972
Net increase in interest-bearing deposits	28,369	34,118	2,478
Net increase (decrease) in short-term borrowings	8,060	(683)	1,578
Proceeds from Federal Home Loan Bank advances	28,050	56,248	26,672
Repayment of Federal Home Loan Bank advances	(23,371)	(11,085)	(5,473)
Proceeds from other borrowings	21,029	—	—
Repayment of other borrowings	(2)	—	—
Purchase of treasury stock	(5,014)	(4,700)	(9,249)
Cash dividends paid	(6,227)	(5,826)	(5,619)
Cash paid on fractional shares for stock dividend	(19)	—	—

Net cash provided by financing activities	57,389	69,947	24,359

Net (decrease) increase in cash and cash equivalents	(5,262)	(12,671)	14,595
Cash and cash equivalents at beginning of year	58,741	71,412	56,817

Cash and cash equivalents at end of year	$53,479	$58,741	$71,412

Supplemental disclosures
Cash paid for:
Interest	$22,649	$29,029	$43,457
Income taxes	6,415	7,962	4,839
Transfers of loans to other real estate	1,675	3,826	2,965
Transfers of premises and equipment to other assets	—	—	310

See notes to consolidated financial statements.

Note A - Significant Accounting Policies

(In Thousands)

Nature of Operations: The Peoples Holding Company the (the “Company”) is a one-bank holding company, offering a diversified range of financial services to retail and commercial customers, primarily in North Mississippi, through The Peoples Bank & Trust Company (the “Bank”) and Peoples Insurance Agency, subsidiary of the bank.

Consolidation: Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, requires a company’s consolidated financial statements include subsidiaries in which the company has a controlling financial interest.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), indicates when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company is not the primary beneficiary of such an entity.

The Company has one special-purpose entity (SPE), a securitization trust, to deliver its funding sources. SPEs are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Company transferring assets to the SPE. The SPE funds the purchase of those assets by issuing asset-backed securities to investors. The legal documents governing the SPE describe how the cash received on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. The Peoples Holding Company assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. The Peoples Holding Company structured the SPE to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the transferor of the assets.

Where the Company is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when a SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from the Company’s creditors, the Company considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. Our trust meets the applicable SPE criteria under SFAS 140, and accordingly, is not consolidated on the balance sheet. Further discussion regarding the securitization trust is included in Note I.

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

Securities: Securities are classified as held to maturity when purchased if management has the intent and ability to hold the securities to maturity. The Company has no held to maturity securities. Securities not classified as

Note A – Significant Accounting Policies (continued)

(In Thousands)

held to maturity or trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within shareholders’ equity.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. The Bank defers certain nonrefundable loan origination commitment fees as well as the direct costs of originating or acquiring loans. The deferred fees are then amortized on a straight-line basis over the term of the note for all loans with payment schedules. Those loans with no payment schedule are amortized using the interest method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees are recognized in the period the loan or commitments are granted to reflect reimbursement of the related costs associated with originating those loans and commitments.

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

All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Mortgage Loans Held for Sale: At December 31, 2003 and 2002, mortgage loans held for sale represented residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified separately as loans on the balance sheet. Loans to be sold are locked in at the contractual rate upon closing, thereby eliminating any interest rate risk for the Company. Realized gains and losses are classified as other noninterest income.

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Before funds are advanced, loans are reviewed and scored by our underwriters. Lending personnel classify all loans into grades, which are assigned based on the scoring of the loans that are funded. These grades are used in the calculation for the adequacy of the allowance for loan losses. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loan review personnel monitor the grades assigned to loans through periodic examination. Allowance factors established by management are multiplied by loan balances for each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our historical loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios, as well as regulatory guidelines for criticized loans. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its fair value.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either

Note A – Significant Accounting Policies (continued)

(In Thousands)

the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment.

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses for specifically identified loans as well as probable losses inherent in the loan portfolio. Management and the internal loan review staff evaluate the adequacy of the allowance for loan losses calculation quarterly. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, and premises. The annual provisions for depreciation and amortization have been computed primarily using estimated lives of 40 years for premises, seven years for furniture and equipment, and three to five years for computer equipment. Leasehold improvements are amortized over the period of the leases or the estimated useful lives of the improvements, whichever is shorter.

Other Real Estate: Other real estate of $1,805 and $3,180 at December 31, 2003 and 2002, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

Mortgage Servicing Rights: The Company capitalizes purchased and internally-originated mortgage servicing rights based on the fair value of the mortgage servicing rights relative to the loan as a whole. Mortgage servicing rights are reported in other assets and amortized in proportion to and over the period of estimated net servicing income. The fair value of mortgage servicing rights is determined using assumptions that market participants would use in estimating future net servicing income. Mortgage servicing rights are stratified by loan type (government or conventional) and interest rate for purposes of measuring impairment on a quarterly basis. An impairment loss is recognized to the extent by which the unamortized capitalized mortgage servicing rights for each stratum exceeds the current fair value. Mortgage servicing rights were $284 and $456 at December 31, 2003 and 2002, respectively. Impairment is recognized as a reduction of noninterest income.

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

Derivative Instruments and Hedging Activities: The Company adopted Statement of Financial Accounting Standards (“FASB”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB No. 137 and FASB No. 138 in 2001. The Company did transfer all securities classified as held to maturity to available for sale as allowed upon adoption of FASB No. 133. The Company does not currently engage in any activities that qualify as derivatives.

Treasury Stock: The Company has an active repurchase plan for the acquisition of its common stock. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Note A – Significant Accounting Policies (continued)

(In Thousands)

Intangible Assets: Effective January 1, 2002, the Company adopted FASB No. 142. As of that date, goodwill is no longer amortized but is evaluated annually for impairment. Intangibles with infinite lives are amortized over their estimated lives. Prior to adoption of FASB No. 142, intangibles were being amortized over a fifteen-year life.

Stock-Based Compensation: In 2002, the Company adopted the fair value method of recording stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for option awards are determined based on the estimated fair value of the award at the date of grant and recognized in the income statement over the option’s vesting period. Stock option expense for the years ended December 31, 2003 and 2002 was $327 and $80, respectively.

Earnings Per Common Share: Earnings per common share are obtained by dividing net income available to common stockholders by weighted-average outstanding shares of common stock. The diluted calculation of earnings per common share is obtained by dividing net income by the weighted-average outstanding shares of common stock adjusted for effects of stock options. See Note T for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. The share and per share data have been restated to reflect a three-for-two stock split effected in the form of a share dividend on December 1, 2003.

Non-GAAP Financial Measures: In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with Generally Accepted Accounting Principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this report.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

Impact of Recently-Issued Accounting Standards:

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement 145”). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement 145 did not have a material impact on the results of operation, financial position or liquidity of the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 applied to all exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of Statement 146 did not have a material impact on the financial results of the Company.

Note A – Significant Accounting Policies (continued)

(In Thousands)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“the Interpretation”). The Interpretation significantly changed the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from the previous practice, which was generally to record a liability only when a loss was probable and reasonably estimable, as those terms were defined in the FASB Statement No. 5, Accounting for Contingencies (“Statement 5”). The Interpretation also requires a guarantor to make significant disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from previous practice. The Interpretation applied to public and non-public entities, and its disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of the Interpretation’s initial application is not revised or restated to reflect the Interpretation’s provisions. The adoption of the provisions of the Interpretation did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (Statement 148). Statement 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, (“Statement 123”) to provide alternative methods of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The company expenses the cost of stock options as allowed under Statement 123.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (Statement 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Statement 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, are required to be applied prospectively. The implementation of Statement 149 did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on results of future operations.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (Statement 150). Statement 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have an impact on the financial position or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on results of future operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, as Interpretation of ARB No. 51” (FIN 46) was issued in January 2003. It applied in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company adopted FIN 46 in 2003.

Note A – Significant Accounting Policies (continued)

(In Thousands)

The Company issued $20 million of junior subordinated debentures in 2003. Issuer trusts used for issuing trust preferred securities have been historically consolidated by their parent companies and trust preferred securities have been treated as eligible for “Tier 1” regulatory capital treatment by bank holding companies under Federal Reserve Board rules and regulations. However, FIN 46 required the Company to not consolidate the issuer trust. The Company continues to treat the junior subordinated debentures as Tier 1 regulatory capital, as currently allowed by Federal Reserve Board rules and regulations. The Federal Reserve Board is reviewing its rules and regulations concerning the treatment of junior subordinated debentures as Tier 1 regulatory capital but has issued no changes to the rules and regulations. In the event the Federal Reserve Board disallows the treatment of trust preferred securities as Tier 1 regulatory capital, the Company believes it would remain “well capitalized” under Federal Reserve Board guidelines.

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies sponsoring postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” permits deferral of recognition of new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company has elected to defer accounting for the effects of this new legislation until specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and the net periodic costs reported in this report do not reflect the impact of this new legislation. The accounting guidance could potentially require changes to previously reported financial data. The adoption of this standard is not expected to have a material impact on results of operation, financial position, or liquidity.

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale at December 31, 2003, are as follows:

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury securities	$—	$—	$—	$—
Obligations of other U. S. Government agencies and corporations	88,100	1,040	(326)	88,814
Mortgage-backed securities	207,046	1,820	(770)	208,096
Obligations of states and political subdivisions	92,581	3,894	(86)	96,389
Trust preferred securities	6,782	188	(5)	6,965
Other equity securities	14,655	—	(649)	14,006

	$409,164	$6,942	$(1,836)	$414,270

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2002, are as follows:

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury securities	$—	$—	$—	$—
Obligations of other U. S. Government agencies and corporations	50,931	2,284	—	53,215
Mortgage-backed securities	176,003	3,515	(142)	179,376
Obligations of states and political subdivisions	92,464	3,792	(72)	96,184
Trust preferred securities	6,792	49	(2)	6,839
Other equity securities	9,409	—	(242)	9,167

	$335,599	$9,640	$(458)	$344,781

Note B – Securities (continued)

(In Thousands)

The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2003
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of other U. S. government agencies and corporations	24,665	326	—	—	24,665	326
Mortgage-backed securities	90,016	746	757	24	90,773	770
Obligations of states and political subdivisions	8,564	64	580	22	9,144	86
Trust preferred securities	—	—	1,987	5	1,987	5
Other equity securities	—	—	4,401	649	4,401	649

Total	$123,245	$1,136	$7,725	$700	$130,970	$1,836

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for other equity securities are on adjustable rate preferred stocks that reset every two years. In March 2004, rates on 61.83% of those securities will be reset, and in September 2004, the rates on the remaining securities will reset. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to interest rates. Individually, the unrealized losses were 3.1% or less, and collectively they were less than 1% of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the table above for the time necessary to recover the unrealized loss.

The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available for Sale
Due in one year or less	$15,787	$16,013
Due after one year through five years	67,371	69,490
Due after five years through ten years	81,471	83,108
Due after ten years	16,052	16,592
Mortgage-backed securities	207,046	208,096
Trust preferred stock	6,782	6,965
Other equity securities	14,655	14,006

	$409,164	$414,270

Gross gains on sales of securities available for sale for 2003, 2002, and 2001, were $237, $179, and $116, respectively. Gross losses on sales of securities available for sale for 2003, 2002, and 2001, were $46, $86, and $22, respectively.

At December 31, 2003 and 2002, securities with an amortized cost of approximately $164,596 and $163,500, respectively, were pledged to secure government, public, and trust deposits.

Note C - Loans and Allowance for Loan Losses

(In Thousands)

Loans are summarized as follows:

	December 31
	2003	2002
Commercial, financial, and agricultural	$140,149	$139,497
Lease financing	13,238	16,895
Real estate-construction	50,848	37,141
Real estate-1-4 family mortgage	293,097	293,022
Real estate-commercial mortgage	280,097	277,824
Consumer	86,421	97,430

Gross loans	863,850	861,809
Unearned income	(1,198)	(2,125)

Loans, net of unearned income	862,652	859,684
Allowance for loan losses	(13,232)	(12,203)

Net loans	$849,420	$847,481

Changes in the allowance for loan losses were as follows:

	Year ended December 31
	2003	2002	2001
Balance at beginning of year	$12,203	$11,354	$10,536
Provision for loan losses	2,713	4,350	4,790
Loans charged-off	(2,043)	(4,167)	(4,303)
Recoveries of loans previously charged-off	359	666	331

Balance at end of year	$13,232	$12,203	$11,354

Impaired loans recognized in conformity with SFAS No. 114, as amended by SFAS No. 118, were as follows:

	December 31
	2003	2002
Impaired loans with a related allowance for loan losses	$8,276	$3,908
Impaired loans without a specific allowance for loan losses	—	—

Total impaired loans	$8,276	$3,908

Allowance specifically related to impaired loans	$2,630	$1,806

	Year ended December 31
	2003	2002	2001
Average recorded investment in impaired loans	$6,092	$4,485	$4,613
Interest income recognized using the accrual basis of income recognition	$291	$318	$531
Interest income recognized using the cash-basis of income recognition	$154	$—	$—

At December 31, 2003 and 2002, nonaccrual loans totaled $4,624 and $1,417, respectively.

Certain Bank executive officers and directors and their associates are customers of and have other transactions with, the Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $15,600 and $10,697 at December 31, 2003 and 2002, respectively. During 2003, $8,160 of new loans were made and payments received totaled $3,257.

Note D – Premises and Equipment

(In Thousands)

Bank premises and equipment accounts are summarized as follows:

	December 31
	2003	2002
Premises	$34,475	$33,095
Leasehold improvements	—	147
Capital leases	596	—
Furniture and equipment	11,870	11,204
Computer equipment	8,935	6,683
Auto	142	142

Total	$56,018	$51,271

Accumulated depreciation	(24,322)	(21,982)

Net	$31,696	$29,289

Depreciation expense was $2,671 and $2,734 at December 31, 2003 and 2002, respectively.

Note E – Deposits

(In Thousands)

At December 31, 2003, the approximate scheduled maturities of time deposits are as follows:

2004	$350,403
2005	90,791
2006	39,415
2007	35,748
2008	6,832
2009 and thereafter	467

Total	$523,656

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2003 and 2002 was $184,001 and $185,920, respectively.

Certain executive officers and directors had amounts on deposit with the Bank of approximately $3,673 at December 31, 2003.

Note F – Other Borrowed Funds

(In Thousands)

Other Borrowed funds at December 31 are summarized as follows:

	2003	2002
Treasury, tax and loan notes	$6,958	$5,498
Federal funds purchased	6,600	—

Total other borrowings	$13,558	$5,498

	Average Balances		Cost of Funds
	2003	2002	2003	2002
Treasury, tax and loan notes	$1,623	$3,307	0.83%	1.37%
Federal funds purchased	1,007	786	1.80%	0.81%

Total other borrowings	$2,630	$4,093	1.20%	1.26%

The Company maintains lines of credit with correspondent banks totaling $33,000 at December 31, 2003. These are unsecured lines of credit maturing at various times within the next twelve months. Interest is charged at the market federal funds rate on all advances.

In addition, the Company maintains a treasury tax and loan account with the Federal Reserve Bank. The balance is collateralized by assets of the bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve Bank’s need for funds.

Note G – Long-Term Debt

(In Thousands)

Long-Term Debt at December 31 is summarized as follows:

	2003	2002
Federal Home Loan Bank Advances	$90,987	$86,308
Other long-term debt:
Junior subordinated debentures	20,619	—
Capitalized lease obligation	408	—

Total long-term debt	$112,014	$86,308

Long-term advances from the Federal Home Loan Bank (FHLB) had maturities ranging from 2004 to 2020 with weighted-average interest rates of 3.22% and 3.71% at December 31, 2003 and 2002, respectively. These advances had a combination of fixed and floating rates which range from 1.14% to 7.93% at December 31, 2003. The Company had availability on unused lines of credit with the FHLB of $140,185 at December 31, 2003. These advances are collateralized by a pledge of a blanket lien on the Company’s mortgage loans.

The aggregate stated maturities, in thousands, of long-term debt outstanding at December 31, 2003, are summarized as follows:

2004	$16,096
2005	15,906
2006	13,536
2007	5,606
2008	28,851
Thereafter	32,019

Total	$112,014

Note H – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

(In Thousands)

On December 17, 2003, The Peoples Holding Company sponsored PHC Statutory Trust I with U. S. Bank National Association, of which 3% of the common equity is owned by the Company. The trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The debentures held by the trust are the sole assets of the trust. Distributions on the capital are payable quarterly at a rate per anum equal to the interest rate being earned by the trust on the debentures held by the trust. The annual rate is equal to the 3-Month LIBOR plus 2.85%. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. The debentures held by U. S. Bank National Association capital trust are callable, in whole or in part, in 2008, and are due, in whole, in 2033.

The capital securities held by the trust qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the capital securities as Tier 1 capital.

Note I – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk

(In Thousands)

Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment) is obtained based on management’s credit assessment of the customer.

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2003, were approximately $132,181 and $10,042 respectively, compared to December 31, 2002, which were approximately $99,665 and $9,293, respectively.

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

Note J - Income Taxes

(In Thousands)

Deferred income taxes, included in other assets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No valuation allowance was recognized as the deferred tax assets were determined to be realizable in future years. This determination was based on the Company’s earnings history with no basis for believing future performance will not continue to follow the same pattern.

Note J - Income Taxes (continued)

(In Thousands)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	December 31
	2003	2002
Deferred tax assets
Allowance for loan losses	$5,438	$5,015
Deferred compensation	2,592	2,347
Other	602	635

Total deferred tax assets	8,632	7,997

Deferred tax liabilities
Pension	1,052	1,041
Net unrealized gains on securities available for sale	2,099	3,774
Depreciation	819	934
Other	1,454	1,152

Total deferred tax liabilities	5,424	6,901

Net deferred tax assets	$3,208	$1,096

Significant components of the provision for income taxes (benefits) are as follows:

	Year ended December 31
	2003	2002	2001
Current
Federal	$6,659	$5,786	$5,288
State	617	800	687

	7,276	6,586	5,975
Deferred
Federal	(380)	204	(753)
State	(57)	29	(113)

	(437)	233	(866)

	$6,839	$6,819	$5,109

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

	Year ended December 31
	2003	2002	2001
Tax at U.S. statutory rate	$8,757	$9,306	$6,894
Tax-exempt interest income	(1,714)	(2,312)	(1,968)
State income tax, net of federal benefit	306	505	349
Dividends received deduction	(53)	(60)	(113)
Other items-net	(457)	(620)	(53)

	$6,839	$6,819	$5,109

Note K - Restrictions on Cash, Bank Dividends, Loans, or Advances

(In Thousands)

The Bank is required to maintain average balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 2003, was approximately $1,718.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends, which are limited to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2003, the unrestricted surplus was approximately $114,366.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2003, the maximum amount available for transfer from the Bank to the Company in the form of cash dividends and loans was 20.63% of the Bank’s consolidated net assets. There were no loans outstanding from the Bank to the Company at December 31, 2003.

Note L - Employee Benefit and Deferred Compensation Plans

(In Thousands)

The Company sponsored a defined benefit noncontributory pension plan, which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company’s funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974. The Company contributed $575, $3,300, and $500 to the Plan for the years 2003, 2002, and 2001, respectively. The accumulated benefit obligation and the projected benefit obligation are the same for our Company since the benefits are frozen at 1996 levels.

The Company also provides certain health care and/or life insurance to retired employees. Substantially all of the Company’s employees may become eligible for these benefits if they reach normal or early retirement while working for the Company. The Company pays one-half of the health insurance premiums. Up to age 70, each retired employee receives life insurance coverage paid entirely by the Company. The Company has accounted for its obligation related to these plans in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated postretirement benefit obligation nor the service and interest cost components of net periodic postretirement benefit costs as of December 31, 2003, and for the year then ended.

Note L - Employee Benefit and Deferred Compensation Plans (continued)

(In Thousands)

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the postretirement health and life plans. There is no additional minimum pension liability required to be recognized. The following table sets forth the required disclosures as of December 31.

The asset allocation for the defined benefit pension plan as of December 31, 2003, by asset category, is as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Asset allocation
Cash and cash equivalents	4%	1%
U. S. government bonds	21	55
Other corporate bonds	36	21
Common corporate stocks	39	23

	100%	100%

Change in benefit obligation
Benefit obligation at beginning of year	$14,429	$12,852	$835	$761
Service cost	—	—	55	44
Interest cost	953	937	59	54
Plan participants’ contributions	—	—	44	40
Actuarial gain (loss)	1,067	1,259	73	(1)
Benefits paid	(717)	(619)	(94)	(63)

Benefit obligation at end of year	$15,732	$14,429	$972	$835

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$14,800	$12,944
Actual return (loss) on plan assets	1,289	(825)
Contribution by employer	575	3,300
Benefits paid	(717)	(619)

Fair value of plan assets at end of year	$15,947	$14,800

Prepaid (accrued) benefits cost
Funded status	$216	$371	$(972)	$(835)
Unrecognized net actuarial gain	5,629	5,017	378	330
Unamortized prior service cost	169	200	15	20

Prepaid (accrued) benefit cost	$6,014	$5,588	$(579)	$(485)

Weighted-average assumptions as of December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

Note L - Employee Benefit and Deferred Compensation Plans (continued)

(In Thousands)

	Year ended December 31
	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$55	$44	$42
Interest cost	953	937	915	59	54	53
Expected return on plan assets	(1,156)	(1,009)	(1,002)	—	—	—
Prior service cost recognized	30	30	30	5	27	31
Recognized gains	322	58	—	25	—	—

Net periodic benefit cost (income)	$149	$16	$(57)	$144	$125	$126

The investment objective for the defined benefit plan is to achieve above average income and moderate long term growth. The strategy combines the Equity Income Strategy (approximately 40%) which generally invests in larger capitalization common stocks and the Intermediate Fixed Income Strategy (approximately 60%) which favors U.S. Government securities and investments in investment grade corporate bonds. It is management’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by management.

The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns. We do not anticipate making a contribution to the defined benefit pension plan in 2004.

The Company maintains two defined contribution plans: a money purchase pension plan and a 401(k) plan. The money purchase pension plan is a noncontributory pension plan. The Company contributes 5% of compensation for each participant annually into this plan. Expenses related to the money purchase pension plan were $1,126, $965 and $846 in 2003, 2002, and 2001, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to the IRS allowable limit of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 4% of compensation for each employee who has attained age 21, completed six months of service and is employed on the last day of the plan year. The Company’s costs related to the 401(k) plan in 2003, 2002, and 2001 were $793, $618, and $442, respectively.

The Company and its subsidiary also sponsored an employee stock ownership plan covering substantially all full-time employees who were 21 years of age and had completed one year of employment prior to it’s curtailment on January 1, 2002. The Company match for the 401(k) plan was raised to 4% from 3% upon curtailment of the ESOP Plan. The ESOP was amended in 2002 to enable employees to elect to receive dividends in cash. Total contributions to the Plan were $150 in 2001.

The Company adopted the “Performance Based Reward” incentive compensation plan January 1, 2001. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to profitability. Management sets minimum income levels for all applicable profit centers and rewards employees on performance over that minimum income level. The expense associated with the Plan for 2003, 2002, and 2001 was $726, $2,620, and $1,762, respectively.

The Company maintains deferred compensation plans available to eligible directors and officers of the company. Directors may defer up to 100% of their fees and retainers. Employees may defer up to 10% of their salaries. Opportunities to increase deferrals, or for new participants to enter these plans, are offered annually. The interest amount accrued on deferrals is tied to Moody’s Average Corporate Bond Rate for October of the previous year.

Note L - Employee Benefit and Deferred Compensation Plans (continued)

(In Thousands)

These plans are unfunded, and it is anticipated that they will result in no cost of the Company over the term of these plans because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay benefits under the plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2003, 2002, and 2001 for the Employee Deferred Compensation Plan, inclusive of the salary deferrals, was $580, $525, and $398, respectively. The expense recorded in 2003, 2002, and 2001 for the Directors Deferred Compensation Plan, inclusive of fee deferrals, was $153, $168, and $149, respectively. There were no retainer deferrals for 2003, 2002, or 2001.

At December 31, 2003, 926,357 common shares were reserved for issuance for employee benefit plans and business combinations.

During 2003, the Company repurchased approximately 167,015 shares. As of December 31, 2003, the Company had approximately 288,000 shares available for repurchase. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans.

The Company has an active stock option plan, which was adopted in 2001. Under this plan options are granted which allow participants in the plan to acquire shares of the Company’s common stock at a fixed price per share over a specified period of ten years. The options granted become vested and exercisable in equal installments of 33 1/3% upon completion of one, two, and three years of service measured from the grant date, respectively. Options that have not been vested are cancelled upon the termination of the participants’ employment. In addition, granted options that have not been exercised after 10 years are cancelled.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2003 Grant	2002 Grant	2001 Grant
Dividend yield	3%	3%	3%
Expected volatility	28%	27%	28%
Risk-free interest rate	3.3%	4.4%	4.4%
Expected lives	6 years	6 years	6 years

The weighted-average fair value of options granted during the year was $6.19, $6.10, and $1.73 for the years ended December 31, 2003, 2002, and 2001, respectively. We recorded compensation expense of $327, $80, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively, in relation to this plan.

The following table summarizes information about our fixed stock option plan for the years ended December 31:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	61,500	$20.84	15,000	$12.70		$—
Granted and assumed	81,750	28.15	46,500	23.47	15,000	12.70
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	143,250	$25.01	61,500	$20.84	15,000	$12.70

Exercisable at end of year	25,500	$19.25	5,000	$12.70	—	$—

Note L - Employee Benefit and Deferred Compensation Plans (continued)

(In Thousands)

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

		Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.70-$28.15	143,250	8.47	$25.01	25,500	$19.25

Note M - Regulatory Matters

(In Thousands)

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of December 31, 2003, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution’s category.

	December 31
	2003		2002
	Amount	Ratio	Amount	Ratio
The Company
Total Capital	$159,471	17.46%	$131,734	14.97%
Tier I Capital	148,034	16.21%	120,719	13.72%
Tier I Leverage	148,034	10.85%	120,719	9.28%

The Bank
Total Capital	$134,633	14.80%	$127,870	14.53%
Tier I Capital	123,239	13.55%	116,856	13.28%
Tier I Leverage	123,239	9.06%	116,856	8.99%

Note N – Segment Reporting

FASB No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments as defined and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

Changes to the Company’s internal reporting process during 2001 prompted management to reorganize into two segments that account for the Company’s principal activities, the delivery of financial services through its community banks and the delivery of insurance services through it’s insurance agencies. The net income generated by the insurance subsidiary is immaterial to the Company’s performance and, therefore, is not separately disclosed.

The Company’s internal reporting mechanism changed in 2001 from years past in order to more closely match expenses with revenues at the community bank level. Direct and indirect expenses and revenues are allocated to the respective community banks based on various methods, including percentage of loans, percentage of deposits, percentage of loans and deposits together, full-time equivalent employees, number of accounts serviced, and actual sales. The activities reported outside of community banking do not comprise a separate, material segment for disclosure. All of the Company’s products are offered to similar classes of customers and markets, are distributed using the same methods, and operate in similar regulatory environments.

Note O – Disclosures About Fair Value of Financial Instruments

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

Federal funds purchased: The carrying amount reported in the consolidated balance sheet for federal funds purchased approximates fair value.

Treasury tax and loan note account: The carrying amounts reported in the consolidated balance sheet approximate the fair value.

Advances from Federal Home Loan Bank: The fair value was determined by discounting the cash flow using the current market rate.

Other borrowings: The fair value was determined by discounting the cash flow using the current market rate.

Off-balance sheet: Off-balance sheet items are primarily short-term commitments, often at variable rates, which are tied to prime; accordingly, the commitment amounts approximate fair value.

	December 31
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$45,134	$45,134	$46,422	$46,422
Interest-bearing balances with banks	8,345	8,345	12,319	12,319
Securities	414,270	414,270	344,781	344,781
Mortgage loans held for sale	1,643	1,643	3,624	3,624
Loans, net	849,420	840,069	847,481	859,632
Financial liabilities:
Deposits	1,133,931	1,116,562	1,099,048	1,092,470
Federal funds purchased	6,600	6,600	—	—
Junior subordinated debentures	20,619	20,693	—	—
Other borrowings	7,366	7,366	5,498	5,498
FHLB borrowings	90,987	92,131	86,308	87,045

Note P – The Peoples Holding Company (Parent Company Only) Condensed Financial Information

(In Thousands)

	December 31
	2003	2002
Balance Sheets

Assets
Cash *	$5,283	$1,487
Stock	20,859	75
Investment in bank subsidiary *	132,870	128,915
Accrued Interest Receivable on Bank Balances	29	—
Accrued Interest Receivable on Other Investments	48	—
Dividends receivable*	—	3,677
Stock Options Receivable	327	—
Income Taxes Receivable from Bank	121	—
Deferred Tax Assets	28	—
Other assets	356	129

Total assets	$159,921	$134,283

Liabilities and shareholders’ equity
Junior subordinated debentures	$20,619	$—
Dividends payable *	1,639	1,505
Other Liabilities	38	—
Shareholders’ equity	137,625	132,778

Total liabilities and shareholders’ equity	$159,921	$134,283

*	Eliminates in consolidation

	Year ended December 31
	2003	2002	2001
Statements of Income

Income
Dividends from bank subsidiary *	$12,038	$13,028	$15,764
Other dividends	12	28	29
Other interest income	24	—	—
Interest income from bank subsidiary	30	—	—

	12,104	13,056	15,793

Expenses	366	366	206

Income before income tax credits and equity in undistributed net income of bank subsidiary	11,738	12,690	15,587
Income tax credits	(127)	(136)	(75)

	11,865	12,826	15,662
Equity in undistributed net income of bank subsidiary*	6,316	3,544	(1,075)

Net income	$18,181	$16,370	$14,587

*	Eliminates in consolidation

Note P – The Peoples Holding Company (Parent Company Only) Condensed Financial Information

                 (continued)

(In Thousands)

	Year ended December 31
	2003	2002	2001
Statements of Cash Flows

Operating activities
Net income	$18,181	$16,370	$14,587
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(6,316)	(3,544)	1,075
Net amortization of securities	3	—	—
Decrease (increase) in other assets	2,924	(2,176)	(97)
Increase (decrease) in other liabilities	172	79	(50)
Stock option compensation	327	80	—

Net cash provided by operating activities	15,291	10,809	15,515

Investing activities
Purchase of securities available for sale	(20,947)	—	—
Proceeds from call/maturities of securities available for sale	93	—	—

Net cash provided by (used in) investing activities	(20,854)	—	—

Financing activities
Proceeds from advances from subsidiary	1,500	—	—
Repayment of advances from subsidiary	(1,500)	—	—
Proceeds from long term debt	20,619	—	—
Repayment of long term debt	—	—	—
Cash dividends	(6,246)	(5,826)	(5,619)
Purchase of treasury stock	(5,014)	(4,700)	(9,249)

Net cash used in financing activities	9,359	(10,526)	(14,868)

Increase in cash	3,796	283	647
Cash at beginning of year	1,487	1,204	557

Cash at end of year	$5,283	$1,487	$1,204

Note Q – Quarterly Results of Operations (Unaudited)

(In Thousands)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	Mar 31	June 30	Sept 30	Dec 31
Year ended December 31, 2003
Interest income	$18,364	$18,090	$17,251	$17,105
Interest expense	5,883	5,646	5,304	4,944

Net interest income	12,481	12,444	11,947	12,161
Provision for loan losses	767	603	799	544
Noninterest income	7,575	7,866	8,073	7,709
Noninterest expense	12,830	13,451	13,188	13,054

Income before income taxes	6,459	6,256	6,033	6,272
Income taxes	1,907	1,699	1,518	1,715

Income before cumulative effect of accounting change	4,552	4,557	4,515	4,557

Net income	$4,552	$4,557	$4,515	$4,557

Basic earnings per share	$.54	$.55	$.55	$.56

Diluted earnings per share	$.54	$.55	$.55	$.55

Year ended December 31, 2002
Interest income	$19,529	$19,971	$19,707	$19,211
Interest expense	7,090	6,720	6,554	6,161

Net interest income	12,439	13,251	13,153	13,050
Provision for loan losses	1,125	1,075	1,125	1,025
Noninterest income	6,609	6,650	6,985	7,198
Noninterest expense	12,298	12,526	12,642	13,030

Income before income taxes	5,625	6,300	6,371	6,193
Income taxes	1,560	1,811	1,827	1,621

Income before cumulative effect of accounting change	4,065	4,489	4,544	4,572
Cumulative effect of accounting change	(1,300)	—	—	—

Net income	$2,765	$4,489	$4,544	$4,572

Basic earnings per share:
Income before cumulative effect of accounting change	$.48	$.53	$.54	$.55
Cumulative effect of accounting change	(.15)	—	—	—

Net income	$.33	$.53	$.54	$.55

Diluted earnings per share:
Income before cumulative effect of accounting change	$.48	$.53	$.54	$.54
Cumulative effect of accounting change	(.15)	—	—	—

Net income	$.33	$.53	$.54	$.54

The share and per share data have been restated to reflect a three-for-two stock split effected in the form of a stock dividend on December 1, 2003.

Note R – Goodwill and Other Intangible Assets

(In Thousands)

In the first quarter of 2002, the Company completed the transitional impairment test required by Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Intangible Assets.” As a result of this test, the Company recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principle. The Company identified its reporting units as banking operations and insurance operations for purposes of measuring impairment of goodwill. The reason we measured in this manner is that the insurance operation is a subsidiary of the bank. The impairment was specific to the insurance subsidiary. The fair value of the insurance reporting unit was estimated using the expected present value of the future cash flows. The insurance operation acquisition was a tax-free exchange; therefore, there was no tax offset to the impairment cost booked.

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$507	$(483)
Other intangible assets	3,282	(2,484)

Total intangible assets	$3,789	$(2,967)

Goodwill	$7,190	$(2,142)

Aggregate amortization expense:
for the year ended December 31, 2003	$493

Estimated amortization expense:
for the year ended December 31, 2004	422
for the year ended December 31, 2005	400
for the year ended December 31, 2006 and thereafter	—

The changes in the carrying amount of intangible assets for the year ended December 31, 2003, are as follows:

	Goodwill	Other Intangibles
Balance as of January 1, 2003	$5,048	$1,315
Impairment losses	—	—
Amortization expense	—	(493)

Balance as of December 31, 2003	$5,048	$822

Note R – Goodwill and Other Intangible Assets (continued)

(In Thousands)

The table below presents net income for the prior periods as reported as well as adjusted for the exclusion of goodwill amortization and the cumulative effect of the transitional impairment.

	As of December 31
	2003	2002	2001
Reported net income	$18,181	$16,370	$14,587
Goodwill amortization, net of tax	—	—	407
Transitional impairment	—	1,300	—

Adjusted net income	$18,181	$17,670	$14,994

Basic earnings per share:
Reported net income	$2.20	$1.95	$1.66
Goodwill amortization, net of tax	—	—	0.05
Transitional impairment	—	0.15	—

Adjusted net income	$2.20	$2.10	$1.71

Diluted earnings per share:
Reported net income	$2.19	$1.94	$1.66
Goodwill amortization, net of tax	—	—	0.05
Transitional impairment	—	0.15	—

Adjusted net income	$2.19	$2.09	$1.71

Note S – Net Income Per Common Share

(In Thousands Except Share Data)

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split issued in 2003. Basic and diluted net income per common share calculations follow:

	Year Ended December 31
	2003	2002	2001
Basic
Net income	$18,181	$16,370	$14,587
Net income applicable to common stock	18,181	16,370	14,587
Average common shares outstanding	8,282,838	8,413,934	8,810,135
Net income per common share-basic	$2.20	$1.95	$1.66

	Year Ended December 31
	2003	2002	2001
Diluted
Net income	$18,181	$16,370	$14,587
Average common shares outstanding	8,282,838	8,413,934	8,810,135
Stock awards	14,063	7,465	2,497

Average common shares outstanding-diluted	8,296,901	8,421,399	8,812,632
Net income per common share-diluted	$2.19	$1.94	$1.66

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The Company has no preferred stock to consider in this calculation.

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding unexercised stock option awards were exercised into common shares. For the years ended December 31, 2003, 2002, and 2001, all options to purchase shares of common stock were dilutive. If the option exercise price exceeded the fair value of the stock, the effect would be an anti-dilutive effect on EPS and, consequently, those shares would not have been included in the stock awards adjustment.

Note T – Subsequent Events

(In Thousands)

The Company announced on February 17, 2004 the signing of a definitive merger agreement pursuant to which the Company will acquire Renasant Bancshares, Inc., a Tennessee-chartered bank holding company (“Renasant”) headquartered in Germantown, Tennessee. Renasant is the parent of Renasant Bank and, at December 31, 2003, had total assets of $226,000, total deposits of $186,000 and total stockholders’ equity of $17,000. Renasant operates two banking offices in Germantown and Cordova, both in Tennessee, and a loan production office in Hernando, Mississippi.

Based on PHC’s market close of $31.85 on February 13, 2004, the aggregate transaction value, including the dilutive impact of Renasant’s options and warrants, is approximately $56.7 million. The acquisition is expected to close in the third quarter of 2004 and is subject to regulatory and Renasant shareholder approval and other conditions set forth in the merger agreement.

Renasant Bank will maintain its name and charter, operating as an indirect subsidiary of the Company, and the management and board of Renasant Bank will remain in effect. Two board members of Renasant Bank will be added to the Company’s Board.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Based upon their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

The names, ages and positions of the Company’s principal executive officers are listed below together with their business experience during the past five years:

Name	Age	Position
E. Robinson McGraw	57	Director, President, and Chief Executive Officer of the Company since November, 2000; Director, President and Chief Executive Officer of the Bank since November, 2000; Executive Vice President of the Bank from September, 1993 until October, 2000.

James W. Gray	47

Executive Vice President of the Company since February, 2003; Executive Vice President of the Bank since April, 1996; Strategic Planning Director of the Bank since November, 2000; Chief Operations Officer of the Bank from November, 1998 until October, 2000.

Stuart R. Johnson	50	Executive Vice President of the Company since February, 2003; Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April, 1996.

Stephen M. Corban	48	Executive Vice President and General Counsel of the Company since July 2003; Executive Vice President and General Counsel of the Bank since July 2003; former partner of the law firm Mitchell, Voge, Corban, and Hendrix from 1998 until June 2003.

All of our officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with applicable rules of the SEC for directors and officers (including the Company’s principal executive officer, principal financial officer and controller). The Company’s Code of Ethics is available on its website at www.thepeoplesbankandtrust.com. Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: The Peoples Holding Company, 209 Troy Street, Tupelo, Mississippi, 38802, Attention: Director of Investor Relations. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Audit Committee Member and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the headings “Board of Directors”, “Compensation, Meetings and Committees of the Board of Directors” and “Section 16(a) Benefit Ownership Reporting Compliance” in the Company’s definitive Statement, dated March 11, 2004, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in the Company’s definitive Proxy Statement, dated March 11, 2004, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the headings “Security Ownership of Directors, Nominees and Management” and “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement, dated March 11, 2004, is incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 5 of this Form 10-K is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings “Indebtedness of Related Parties” and “Interests of the Board of Directors” in the Company’s definitive Proxy Statement, dated March 11, 2004, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Auditors” in the Company’s definitive Proxy Statement, dated March 11, 2004, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2003, 2002, and 2001 are included in Part II, Item 8 herein:

(i)	Report of Independent Auditors

(ii)	Consolidated Balance Sheets – December 31, 2003 and 2002

(iii)	Consolidated Statements of Income – Years ended December 31, 2003, 2002, and 2001

(iv)	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2003, 2002, and 2001

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2003, 2002, and 2001

(vi)	Notes to Consolidated Financial Statements – December 31, 2003

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(3)(i)	Articles of Incorporation of the Company(1)

(3)(ii)	Bylaws of The Peoples Holding Company

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan(2)

(10)(ii)	The Peoples Holding Company Deferred Compensation Plan(3)

(10)(iii)	Executive Deferred Compensation Plan A(4)

(10)(iv)	Executive Deferred Compensation Plan B(5)

(10)(v)	Directors’ Deferred Fee Plan A(6)

(10)(vi)	Directors’ Deferred Fee Plan B(7)

(10)(vii)	Change in Control Employment Agreement dated January 1, 2001 between the Company and E. Robinson McGraw (8)

(10)(viii)	Change in Control Employment Agreement dated February 28, 1998 between the Company and Stuart R. Johnson (9)

(10)(ix)	Change in Control Employment Agreement dated February 28, 1998 between the Company and James W. Gray (10)

(21)	Subsidiaries of the Company

(23)	Consent of Independent Auditors

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Form S-4 Registration Statement of the Company (File No. 333-72507) filed with the Securities and Exchange Commission on February 17, 1999 and incorporated herein by reference.

(2) Filed as exhibits 4.1 and 4.2 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.

(3) Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.

(4) Filed as exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(5) Filed as exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(6) Filed as exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(7) Filed as exhibit 10.4 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(8) Filed as exhibit 10.5 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.

(9) Filed as exhibit 10.8 to the Form 10-K filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.

(10) Filed as exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.

The Company does not have any long-term debt instruments under which securities are authorized exceeding ten percent of the average assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Securities and Exchange Commission, upon their request, a copy of all long-term debt instruments.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K:

On October 22, 2003, the Company filed on Form 8-K a press release announcing the financial results of the Company for the quarter ended September 30, 2003.

On October 22, 2003, the Company filed on Form 8-K a press release announcing a three-for-two stock split payable December 1, 2003, to shareholders of record November 7, 2003.

On November 19, 2003, the Company filed on Form 8-K a press release announcing the declaration of a quarterly cash dividend on the Company’s common stock of $.20 per share after the effect of the stock split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2004	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

THE PEOPLES HOLDING COMPANY

Date: March 9, 2004	by:	/s/ Robert C. Leake
Robert C. Leake
Chairman of the Board and Director

Date: March 9, 2004	by:	/s/ William M. Beasley
William M. Beasley
Vice Chairman of the Board and Director

Date: March 9, 2004	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 9, 2004	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 9, 2004	by:	/s/ John M. Creekmore
John M. Creekmore
Director

Date: March 9, 2004	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 9, 2004	by:	/s/ Karen S. Dixon
Karen S. Dixon
Senior Vice President and Controller

Date: March 9, 2004	by:	/s/ Eugene B. Gifford, Jr.
Eugene B. Gifford, Jr.
Director

Date: March 9, 2004	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date: March 9, 2004	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and Chief Financial Officer

Date: March 9, 2004	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
President and Chief Executive Officer and Director

Date: March 9, 2004	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 9, 2004	by:	/s/ C. Larry Michael
C. Larry Michael
Director

Date: March 9, 2004	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date: March 9, 2004	by:	/s/ John W. Smith
John W. Smith
Director

Date: March 9, 2004	by:	/s/ H. Joe Trulove
H. Joe Trulove
Director

Date: March 9, 2004	by:	/s/ Robert H. Weaver
Robert H. Weaver
Director

Date: March 9, 2004	by:	/s/ J. Larry Young
J. Larry Young
Director