Form 10-Q
period 2004-03-31
PEOPLES HOLDING CO
filed 2004-05-10
CIK 715072

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

or

( )	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission File Number 1-13253

THE PEOPLES HOLDING COMPANY

(Exact name of the registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practicable date: Common stock, $5 Par Value, 8,186,826 shares outstanding as of April 30, 2004.

THE PEOPLES HOLDING COMPANY
INDEX

PART 1. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Income - Three Months Ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Item 4

Controls and Procedures

PART II. OTHER INFORMATION

Item 2

Issuer Purchases of Equity Securities and Restrictions on Dividends

Item 6

Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	MARCH 31, 2004	DECEMBER 31, 2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$38,029	$45,134
Interest-bearing balances with banks	37,820	8,345

Cash and cash equivalents	75,849	53,479

Securities available-for-sale	425,609	414,270

Mortgage loans held for sale	1,255	1,643

Loans, net of unearned income	882,484	862,652
Allowance for loan losses	(13,274)	(13,232)

Net loans	869,210	849,420

Premises and equipment, net	32,257	31,696
Other assets	65,089	64,706

Total assets	$1,469,269	$1,415,214

Liabilities
Deposits:
Noninterest-bearing	$195,837	$154,079
Interest-bearing	1,002,188	979,852

Total deposits	1,198,025	1,133,931

Federal funds purchased	--	6,600
Advances from the Federal Home Loan Bank	88,356	90,987
Junior subordinated debentures	20,619	20,619
Other borrowed funds	3,365	7,366
Other liabilities	17,618	18,086

Total liabilities	1,327,983	1,277,589

Shareholders' equity
Common Stock, $5 par value - 15,000,000
shares authorized, 9,318,426 shares
issued; 8,186,826 and 8,194,526 shares
outstanding at March 31, 2004 and
December 31, 2003, respectively	46,589	46,589
Treasury stock, at cost	(22,815)	(22,570)
Additional paid-in capital	40,385	40,257
Retained earnings	73,351	70,342
Accumulated other comprehensive income	3,776	3,007

Total shareholders' equity	141,286	137,625

Total liabilities and shareholders' equity	$1,469,269	$1,415,214

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Unaudited)
Interest income
Loans	$13,287	$14,614
Securities:
Taxable	3,106	2,641
Tax-exempt	1,115	1,035
Other	76	74

Total interest income	17,584	18,364

Interest expense
Deposits	4,178	5,090
Borrowings	956	793

Total interest expense	5,134	5,883

Net interest income	12,450	12,481
Provision for loan losses	505	767

Net interest income after provision for loan losses	11,945	11,714

Noninterest income
Service charges on deposit accounts	3,700	3,424
Fees and commissions	1,671	1,566
Insurance commissions	820	849
Trust revenue	464	468
Securities gains	89	79
Bank owned life insurance revenue	285	305
Merchant discounts	356	294
Other	786	761

Total noninterest income	8,171	7,746

Noninterest expense
Salaries and employee benefits	7,593	7,221
Data processing	1,163	950
Net occupancy	855	805
Equipment	711	798
Other	3,364	3,227

Total noninterest expense	13,686	13,001

Income before income taxes	6,430	6,459
Income taxes	1,783	1,907

Net income	$4,647	$4,552

Basic and diluted earnings per share	$0.57	$0.54

Cash dividends declared per share	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Unaudited)
Operating activities
Net cash provided by operating activities	$5,327	$1,063

Investing activities
Purchases of securities available-for-sale	(63,604)	(90,685)
Proceeds from sales of securities available-for-sale	18,308	19,365
Proceeds from calls/maturities of securities available-for-sale	34,582	38,358
Net decrease (increase) in loans	(20,045)	5,367
Proceeds from sales of premises and equipment	12	1
Purchases of premises and equipment	(1,189)	(993)

Net cash used in investing activities	(31,936)	(28,587)

Financing activities
Net increase in noninterest-bearing deposits	41,758	21,306
Net increase in interest-bearing deposits	22,336	38,205
Net (decrease) in short-term borrowings	(10,597)	(3,304)
Repayments of Federal Home Loan Bank advances	(2,631)	(4,521)
Repayments of other borrowings	(4)	--
Acquisition of treasury stock	(245)	(80)
Cash dividends paid	(1,638)	(1,505)

Net cash provided by financing activities	48,979	50,101

Increase in cash and cash equivalents	22,370	22,577
Cash and cash equivalents at beginning of period	53,479	58,741

Cash and cash equivalents at end of period	$75,849	$81,318

Supplemental disclosures:
Non-cash transactions:
Transfer of loans to other real estate	$138	$632

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004
(in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes thereto included in The Peoples Holding Company and Subsidiary’s annual report on Form 10-K for the year ended December 31, 2003. For purposes of this quarterly report on Form 10-Q, the term “Company” refers to The Peoples Holding Company and the term “Bank” refers to The Peoples Bank and Trust Company.

Certain amounts in prior periods have been reclassified to conform to the current presentation.

Note 2 Shareholders' Equity

On October 21, 2003, the board of directors authorized a three-for-two stock split effected in the form of a share dividend to shareholders of record on November 7, 2003. All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the increased number of shares outstanding.

We are currently operating under a share buy-back plan authorized by the Company's board of directors in September 2002 which allows for the purchase of 418,157 shares, or approximately 5% of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of March 31, 2004, 137,207 shares of our common stock had been purchased and 280,950 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes.

	Treasury Share Repurchases for 2004
	Total shares repurchased	Average repurchase price per share
January	--	--
February	5,100	$31.76
March	2,600	$31.65

Total	7,700	$31.73

The cash dividend declared for the first quarter of 2004 was $0.20 per share. This represents a 11.11% increase over the dividend declared during the first quarter of 2003, which was $0.18 per share. During 2003, we marked our seventeenth consecutive year of dividend increases. Total cash dividends paid to shareholders by the Company were $1,638 and $1,505 for the three month periods ended March 31, 2004 and 2003, respectively.

Note 3 Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." In December 2003, the FASB revised FIN 46 to incorporate several FASB Staff Positions and change the effective date. FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE). In general, FIN 46 defines a VIE as any legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 excludes certain interests from its scope including transfers to qualifying special purpose entities subject to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and employee benefit plans subject to specific accounting requirements in existing FASB Statements. Effective February 1, 2003, we adopted the provisions of FIN 46 for all variable interests in entities created or modified after January 31, 2003. In addition, we adopted FIN 46 on December 31, 2003, for entities created before February 1, 2003, that are considered to be special-purpose entities. The adoption of FIN 46 for special-purpose entities resulted in the deconsolidation of a subsidiary trust, which has issued trust-preferred securities. Effective March 31, 2004, we adopted FIN 46 for entities created before February 1, 2003, that are not considered to be special-purpose entities. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies sponsoring postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" permits deferral of recognition of new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. We have elected to defer accounting for the effects of this new legislation until specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and the net periodic costs reported in this report do not reflect the impact of this new legislation. The accounting guidance could potentially require changes to previously reported financial data. The adoption of this standard is not expected to have a material impact on our results of operation, financial position, or liquidity.

At its March 31, 2004 meeting, the FASB ratified the consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 concludes that a forward contract to issue an entity's own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity's common stock is a participating security, and therefore, earnings per share must be calculated using the two-class method under FASB Statement No. 28. EITF 03-6 must be applied in the first reporting period beginning after March 31, 2004, by restating previously reported earnings per share to apply the two-class method to any participating securities that were outstanding for any period presented in comparative financial statements. We are currently assessing the impact of EITF 03-6 on our earnings per share calculation.

Note 4 Comprehensive Income

For the three month periods ended March 31, 2004 and 2003, total comprehensive income was $5,416 and $3,860, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 5 Employee Benefit Plans

The following table provides the net pension cost and other benefit cost recognized for the three months ended March 31, 2004 and 2003.

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$--	$--	$16	$14
Interest cost	240	238	16	15
Expected return on plan assets	(312)	(289)	--	--
Prior service cost recognized	8	7	1	1
Recognized gains	91	81	5	6

Net periodic benefit cost (income)	$27	$37	$38	$36

Note 6 Net Income Per Common Share

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split effected in the form of a share dividend issued in 2003. Basic and diluted net income per common share calculations follow:

	For the Three Months Ended March 31,
	2004	2003
Basic
Net income	$4,647	$4,552

Net income applicable to common stock	$4,647	$4,552

Average common shares outstanding	8,191,530	8,360,292

Net income per common share - basic	$0.57	$0.54

	For the Three Months Ended March 31,
	2004	2003
Diluted
Net income	$4,647	$4,552

Average common shares outstanding	8,191,530	8,360,292
Stock awards	21,003	35,751

Average common shares outstanding - diluted	8,212,533	8,396,043

Net income per common share - diluted	$0.57	$0.54

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The Company has no preferred stock to consider in this calculation.

Diluted net income per common share reflects the pro forma dilution assuming outstanding unexercised stock option awards were exercised into common shares. For the quarters ended March 31, 2004 and 2003, all options to purchase shares of common stock were dilutive because the fair value of the stock exceeded the option exercise price. If the option exercise price exceeded the fair value of the stock, there would have been an anti-dilutive effect on earnings per share. Consequently, those shares would not have been included in the stock awards adjustment.

Note 7 Pending Merger

The Company announced on February 17, 2004, the signing of a definitive merger agreement pursuant to which the Company will acquire Renasant Bancshares, Inc., a Tennessee-chartered bank holding company ("Renasant") headquartered in Germantown, Tennessee. Renasant is the parent of Renasant Bank and, at December 31, 2003, had total assets of $226,000, total deposits of $186,000 and total stockholders' equity of $17,000. Renasant operates two banking offices in Germantown and Cordova, both in Tennessee, and a loan production office in Hernando, Mississippi.

Based on PHC's market close of $31.85 on February 13, 2004, the aggregate transaction value, including the dilutive impact of Renasant's options and warrants, is approximately $56,700. The acquisition is expected to close on July 1, 2004 and is subject to regulatory and Renasant shareholder approval and other conditions set forth in the merger agreement.

Renasant Bank will maintain its name and charter, operating as an indirect subsidiary of the Company, and the management and board of Renasant Bank will remain in effect. Two board members of Renasant Bank will be added to the Company's Board.

Note 8 Segment Reporting

FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined in FASB No. 131) and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

Changes to the Company's internal reporting process during 2001 prompted management to reorganize into two segments that account for the Company's principal activities: the delivery of financial services through its community banks; and the delivery of insurance services through its insurance agencies. The net income generated by the insurance subsidiary is immaterial to the Company's performance and, therefore, is not separately disclosed.

The Company changed its internal reporting mechanism in 2001 in order to more closely match expenses with revenues at the community bank level. Direct and indirect expenses and revenues are now allocated to the respective community banks based on various factors, including percentage of loans, percentage of deposits, percentage of loans and deposits together, full-time equivalent employees, number of accounts serviced, and actual sales. The activities unrelated to community banking do not comprise a separate, material segment for disclosure. All of the Company's products are offered to similar classes of customers and markets, are distributed using the same methods, and operate in similar regulatory environments.

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

Financial Condition

Total assets for The Peoples Holding Company increased from $1,415,214 on December 31, 2003, to $1,469,269 on March 31, 2004, representing an increase of 3.82%.

Interest bearing bank balances and investments increased $29,475 and $11,339, respectively, from the balances at December 31, 2003. Security purchases during the quarter totaled $63,604. As in recent quarters, the majority of our security purchases was in the mortgage-backed sector. These securities provide an enhancement to our investment portfolio yield when compared to other alternatives while offering a monthly cash flow from paybacks of principal and interest that will be useful in meeting loan demand as the economy continues to improve.

The loan balance at March 31, 2004, was $882,484, representing an increase of $19,832, or 2.30%, from $862,652 at December 31, 2003. New loans made in the first quarter of 2004 totaled approximately $65,000. The largest increase was in the 1-4 family mortgage real estate category. Total loans made in this category were in excess of $26,000 and made up approximately 40% of our new loan volume for the first quarter of 2004. There were a number of duplex loans made throughout our market, as well as loans made for business purposes but collateralized by primary residences. In addition, there was a significant increase in construction real estate loans; these loans will be transferred to permanent financing upon completion. The new construction loans made up approximately 8% of new loans for the first quarter of 2004, or $5,300. The remaining increase in construction loans was due to advances on existing lines of credit. We made approximately $13,000 in new commercial, financial and agricultural loans during the first quarter of 2004, or approximately 20% of our new loan volume. Though the balance of commercial, financial and agricultural loans remained relatively unchanged due to payments received.

The increased loan originations generated during the first quarter of 2004 are attributed in part to improvements within the economy. We also established a greater loan presence in our DeSoto County market with the creation of a commercial lending office, the hiring of several seasoned lenders, and the opening of our Horn Lake community bank. DeSoto County, located just south of Memphis, Tennessee, is one of the fastest growing counties in both Mississippi and the nation. Most of the additional lenders were hired during the month of February; the Horn Lake community bank opened for business on February 17. We began to experience the impact of this expansion late in the first quarter. Of the total new loans generated in 2004, approximately 35% were originated in the Lee County area, and 19% in the DeSoto County area. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	March 31, 2004	December 31, 2003	Dollar Variance	Percent Variance
Commercial, financial, agricultural	$139,960	$140,149	$(189)	(0.13)%
Lease financing	11,785	12,148	(363)	(2.99)
Real estate - construction	59,361	50,848	8,513	16.74
Real estate - 1-4 family mortgages	309,029	293,097	15,932	5.44
Real estate - commercial mortgages	277,517	280,097	2,580	(0.92)
Installment loans to individuals	84,832	86,313	1,481	(1.72)

Total loans, net of unearned	$882,484	$862,652	$19,832	2.30%

Our average loan to deposit ratio was 74.41% at March 31, 2004, compared to 74.99% at December 31, 2003. The decrease in our average loan to deposit ratio was due to an increase in average deposits for the first quarter of 2004.

Total deposits increased from $1,133,931 on December 31, 2003, to $1,198,025 on March 31, 2004, or 5.65%. The largest components of our deposit growth have been demand deposits, interest bearing transaction accounts, and public fund interest bearing demand deposit accounts, which increased $41,758, $12,061, and $21,984, respectively, from December 31, 2003. A significant portion of our growth for the first quarter is due to an influx of public fund deposits. This increase is seasonal, due primarily to tax deposits, and will be short-term. The growth in demand deposits and interest bearing transaction accounts is primarily attributed to the continuation of Haberfeld Associates' High Performance Checking Account Marketing ("HPC") Program, which was implemented during the second quarter of 2003. The intent of this program is to attract and retain new deposit clients in a cost efficient manner for the Bank, providing greater cross-sales opportunities. This program provides the client with a choice of seven value-priced transaction accounts. The cornerstone of this program is the free, full-service checking account.

Under the current interest rate environment, time deposits decreased $14,969 from December 31, 2003. Time deposits added in the first quarter of 2004, both from new business and renewals of maturing accounts, total $55,949. These accounts have had a weighted average life of sixteen months with a weighted average interest rate of 1.40%. Our average interest bearing deposits as a percentage of total average deposits have decreased from 85.96% at December 31, 2003, to 85.82% at March 31, 2004.

The treasury tax and loan note account decreased from $6,958 at December 31, 2003, to $2,961 at March 31, 2004. This balance is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

We continue to utilize advances from the Federal Home Loan Bank (FHLB) to minimize interest rate risk. In order to mitigate interest rate risk, long term fixed rate loans have been match-funded with FHLB borrowings. In addition, we have funded two arbitrages of mortgage-backed securities with advances from the FHLB. The first arbitrage of $30,000 was completed in the fourth quarter of 2002; the second arbitrage, in the amount of $25,000, was completed in the fourth quarter of 2003. Advances from the FHLB decreased from $90,987 at December 31, 2003, to $88,356 at March 31, 2004, as a result of scheduled payments and maturities.

During the fourth quarter of 2003, we formed PHC Statutory Trust I with U. S. Bank National Association for the purpose of issuing corporation- obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $20,000 issue allowed us to raise funds for potential acquisitions and for operating capital.

The equity capital to total assets ratios were 9.62% and 9.72% at March 31, 2004, and December 31, 2003, respectively. Capital increased $3,661, or 2.66%, from December 31, 2003, to March 31, 2004. Several factors contributed to the change in capital. Earnings and unrealized security portfolio gains improved capital while treasury stock purchases and cash dividends declared decreased capital. Unrealized security portfolio gains increased as a result of higher portfolio yields.

Results of Operations

Summary

The increase in net income for the first quarter of 2004 when compared to the first quarter of 2003 has been the result of usual and customary deposit gathering and lending operations, improvements in loan quality, and an emphasis on effective and efficient delivery of specialized products. Net income for the three month period ended March 31, 2004, was $4,647. This represented an increase of $95, or 2.09%, from net income of $4,552 for the three month period ended March 31, 2003. Basic and diluted earnings per share for the three month period ended March 31, 2004, were $0.57. This represented an increase of 5.56% from basic and diluted earnings per share of $0.54 for the comparable period a year ago.

The annualized return on average assets and the annualized return on average equity are presented in the table below.

	Three Months Ended March 31,
	2004	2003
Return on average assets	1.29%	1.29%
Return on average equity	13.27	13.15

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. While the current interest rate environment and soft loan demand have been unfavorable for net interest income, several factors have lessened the impact, including an increase in earning assets, risk based loan pricing, and a shift from time deposits to less costly transaction deposits.

Net interest income for the three month periods ended March 31, 2004 and 2003, was $12,450 and $12,481, respectively. Average earning assets and the resulting earning asset ratios for the same periods averaged $1,307,160 and $1,222,027, and 90.79% and 90.22%, respectively. On a tax equivalent basis, net interest margin for the three month period ended March 31, 2004, declined to 4.09% from 4.39% for the comparable period in 2003. Our margin declined 76 basis points due to repricing loans at lower rates and the change in the mix of earning assets. The decline in margin due to loans was offset somewhat by an improvement of 9 basis points from the investment portfolio as a result of the additional volume. Our cost of funds decreased 43 basis points, primarily due to time deposit repricing, impacting margin favorably by 37 basis points. The percentage of average loans to average earning assets declined from 70.39% at March 31, 2003, to 66.70% at March 31, 2004. The decline of average loans as a percent of average earning assets was largely attributable to the purchase of $45,000 in mortgage-backed securities and U. S. Government agency securities funded by the issuance of $20,000 in trust preferred securities in December 2003, and the simultaneous creation of a $25,000 arbitrage with the FHLB as previously discussed. These transactions added $45,000 to assets in December 2003 and increased the investment portfolio balance.

Provision for Loan Losses

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on our current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio which includes consideration of such factors as the risk rating of individual credits, size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators.

The provision for loan losses decreased to $505 for the first quarter of 2004 from $767 for the first quarter of 2003 as a result of improved credit quality. A number of loans in the potential problem category have migrated to the category of problem loans which have specific reserves. This is evidenced by the decline in loans 30 to 89 days past due as a percentage of total loans less non performing loans from 2.12% at March 31, 2003, to 1.70% at March 31, 2004. Our problem loans have specific reserves. For the first quarter of 2004, net charge-offs were $463, or 0.21% annualized as a percentage of average loans, compared to $304, or 0.14% annualized as a percentage of average loans for the first quarter of 2003. The loan loss provision expressed as a percent of net charge-offs was 109.07% and 252.30% at March 31, 2004 and 2003, respectively. The level of net charge-offs is consistent with our strategic goal.

The allowance for loan losses as a percentage of loans was 1.50% at the end of the first quarter 2004 compared to 1.49% at the end of the same period in 2003. Loans are assigned quality grades from 1 to 9, with 1 having no required reserve and 9 requiring 100% of the balance to be reserved. Problem loans are typically impaired and reserved for based upon the difference in the collateral value less disposal costs and the credit amount, inclusive of interest. Non-performing loans as a percentage of total loans increased to 1.05% at March 31, 2004, from 0.33% at March 31, 2003. The non-performing loan coverage ratio was 142.67% at March 31, 2004 compared to 455.28% at March 31, 2003. Almost one half of our non-performing loan ratio is related to one credit. Furthermore, three additional credits comprised approximately 14% of the nonperforming loan balance. All of these credits are secured by real estate, and we believe that we have specifically reserved an adequate amount to cover any losses from these four credits.

The tables below present information and ratios regarding loans and credit quality.

Loans and Credit Quality
	Loans* March 31,		Nonperforming Loans March 31,		Net Charge-offs Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003
Commercial, financial, agricultural	$139,960	$138,687	$1,826	$362	$378	$83
Lease financing	11,785	14,741	50	55	--	--
Real estate - construction	59,361	41,982	--	--	--	--
Real estate - 1-4 family mortgage	309,029	291,776	5,515	1,525	54	104
Real estate - commercial mortgage	277,517	270,669	1,697	620	--	76
Consumer	84,832	93,025	216	220	31	41

	$882,484	$850,880	$9,304	$2,782	$463	$304

* Net of unearned income.

Allowance for Loan Losses
	2004	2003
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$13,232	$13,237	$12,936	$12,666	$12,203
Loans charged off	484	615	542	403	483
Recoveries of loans previously charged off	21	66	44	70	179

Net Charge-offs	463	549	498	333	304
Provision for loan losses	505	544	799	603	767

Balance at end of period	$13,274	$13,232	$13,237	$12,936	$12,666

Allowance for loan losses to total loans	1.50%	1.53%	1.57%	1.52%	1.49%
Reserve coverage ratio	142.67	181.09	175.88	295.61	455.28
Net charge-offs to total loans	0.05	0.06	0.06	0.04	0.04
Nonperforming loans to total loans	1.05	0.85	0.89	0.51	0.33

Noninterest Income

Noninterest income, excluding gains from the sales of securities, was $8,082 for the three month period ended March 31, 2004, compared to $7,667 for the same period in 2003, or an increase of 5.41%. Approximately 77% of the increase between 2004 and 2003 was the result of fees generated from usual and customary loan and deposit services.

Fees generated from deposit services during the first quarter of 2004 increased $478, or 10.75%, compared to the three month period ended March 31, 2003. This increase is largely attributable to deposit growth and the improvement in the economy. Over the first three months of 2004, deposits, excluding time deposits, increased 13.31% as compared to the same period in 2003. These deposit services include service charges, overdraft charges, debit card fees, merchant discounts, and deposit box rent. Our debit card and ATM fees were up $87 and $25, or 35.76% and 33.14%, respectively, for the first three months of 2004 compared to the same period of 2003. This increase is attributable to improvement in the economy as well as the increase in the number of cardholders as a result of Haberfeld Associates' High Performance Checking Marketing Program (HPC). Service charges were up $277, or 8.08%, in the first quarter of 2004 over the same period in 2003, again primarily due to the implementation of the HPC program. The HPC program was implemented during the second quarter of 2003.

Income attributable to loan services for the three month period ended March 31, 2004, decreased $151, or 14.01%, from the same period in 2003. The mortgage loan business was not as strong during the first three months of 2004 compared to the same period of 2003, as evidenced by decreases of $101 and $91 in mortgage loan fees and gains from sales of mortgage loans, respectively. In 2003, the refinancing sector of the mortgage loan business was particularly strong.

We continue to emphasize sales of specialized products and services to better meet the needs of our clients. Contingency income related to our insurance subsidiary was up $277 from the same period of 2003. Contingency income is a bonus received from the insurance underwriters and is based on claims paid on our customers during the previous year. Insurance commissions were down $30 for the three month period ended March 31, 2004, compared to the same period in 2003. In addition, fees earned from the sale of annuities and mutual funds for the first three months of 2004 was $60 greater than the same period of 2003, resulting in record first quarter earnings for this product.

Noninterest Expense

Noninterest expense was $13,686 for the three month period ended March 31, 2004, compared to $13,001 for the same period in 2003, or an increase of 5.27%. Salaries and employee benefits for the three month period ended March 31, 2004, were $372 greater than the same period last year. Salaries for the first three months of 2004 increased $355, or 7.26%, over the same period last year. The increase was related to normal salary increases and staff additions. Additional lenders were hired for the two new locations in one of our fastest growing markets, Desoto County, Mississippi, in an effort to enhance loan business. Expenses related to employee incentives and pensions were $92 and $36 higher, respectively, for the first quarter of 2004 when compared to the same period of 2003. Over the same periods, health insurance costs and overtime expense were $115 and $40 lower, respectively.

Net occupancy expense for the three month period ended March 31, 2004, increased $50 over the comparable period for the prior year, primarily due to additional expenses related to opening three new offices in 2004. We opened a commercial lending office and the Horn Lake community bank in DeSoto County and our Fair Park office in Lee County. Several factors contributed to the increase in other noninterest expense for the three month period ended March 31, 2004, compared to the same period of 2003. The most notable was a charge of $245 incurred during the first quarter of 2004 related to the HPC program. This program was not in place during the first quarter of 2003. Data processing costs for the three month period ended March 31, 2004, increased $213 compared to the same period last year as the result of continued technological enhancements, increased account volume as a result of the HPC program, and increased processing volume of ATM cards due in part to general economic improvement.

Noninterest expense as a percentage of average assets was 3.80% for the three month period ended March 31, 2004, and 3.83% for the comparable period in 2003. We anticipate a continued positive impact on the future through our investments in personnel, technology, and programs such as High Performance Checking. As a result of the growth rate in noninterest income exceeding the growth rate in noninterest expense, the net overhead ratio improved to 1.55% for the first quarter of 2004 from 1.65% for same period during 2003. The net overhead ratio is defined as noninterest expenses less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 63.99% for the three month period ended March 31, 2004, compared to 62.04% for the same period of 2003.

Income tax expense was $1,783 for the three month period ended March 31, 2004, (with an effective tax rate of 27.73%) compared to $1,907 (with an effective tax rate of 29.52%) for the same period in 2003. The decrease in the effective tax rate is primarily due to tax-exempt income on securities. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs, as evidenced by our increase in deposits in the first quarter of 2004. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that we meet the liquidity requirements deemed necessary by management.

Other sources available for meeting our liquidity needs are available-for-sale securities and mortgage loans held-for-sale. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds sold and interest bearing balances with the FHLB. We also maintain established lines of credit with other commercial banks. In addition, we may obtain advances from the FHLB or the Federal Reserve Bank. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs. The total amount of credit available to us from the FHLB is $235,750. As of March 31, 2004, our outstanding balance with the FHLB was $88,356.

Capital Resources

The Company announced on February 17, 2004, the signing of a definitive merger agreement pursuant to which the Company will acquire Renasant Bancshares, Inc., a Tennessee-chartered bank holding company ("Renasant") headquartered in Germantown, Tennessee. Based on the Company's market close of $31.85 on February 13, 2004, the aggregate transaction value, including the dilutive impact of Renasant's options and warrants, is approximately $56,700. The acquisition is expected to close on July 1, 2004 and is subject to regulatory and Renasant shareholder approval and other conditions set forth in the merger agreement. In accordance with the merger agreement, the Company will deliver to Renasant shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Renasant common stock owned by a shareholder. The Company intends to fund the cash portion of the merger consideration through available cash and dividends from the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of March 31, 2004, we met all capital adequacy requirements to which we are subject.

As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed the institution’s category. The actual capital amounts and applicable ratios are as follows.

	Company		Bank
	Actual Amount	Ratio	Actual Amount	Ratio
	(000)		(000)
As of March 31, 2004
Total Capital	$162,776	17.47%	$138,162	14.90%
(to Risk Weighted Assets)
Tier I Capital	$151,112	16.22%	$126,548	13.64%
(to Risk Weighted Assets)
Tier I Capital	$151,112	10.54%	$126,548	8.96%
(to Adjusted Average Assets)

As of December 31, 2003
Total Capital	$159,471	17.46%	$134,633	14.80%
(to Risk Weighted Assets)
Tier I Capital	$148,034	16.21%	$123,239	13.55%
(to Risk Weighted Assets)
Tier I Capital	$148,034	10.85%	$123,239	9.06%
(to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $17.26 and $16.79 at March 31, 2004 and December 31, 2003, respectively.

Our capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Off Balance Sheet Arrangements

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

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at March 31, 2004, were approximately $131,845 and $8,976 respectively, compared to December 31, 2003, which were approximately $132,181 and $10,042, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our disclosure on quantitative and qualitative disclosures about market risk since December 31, 2003. For additional information, see our Form 10-K for the year ended December 31, 2003.

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

Part II. OTHER INFORMATION

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES AND RESTRICTIONS ON DIVIDENDS

The following table summarizes the Company's purchases of its own securities for the three month period ended March 31, 2004:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2004	--		$--	--	288,650 shares

February 1 to February 29, 2004	5,100		31.76	5,100	283,550 shares

March 1 to March 31, 2004	2,600		31.65	2,600	280,950 shares

Total	7,700	(1)	$31.73	7,700	280,950 shares

(1)	All shares were purchased through the Company's publicly announced share buy-back plan.

(2)	The Company is currently operating under a share buy-back plan authorized by the Company's board of directors on September 17, 2002 which allows for the purchase of 418,517 shares, or approximately 5% of the Company's outstanding common stock, subject to a monthly purchase limit of $2,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of March 31, 2004, 137,207 shares of the Company's common stock had been purchased and 280,950 shares remained authorized under the plan. All share purchases shown above were made pursuant to open market transactions.

The Company's ability to pay dividends to its shareholders is substantially dependent on the transfer from the Bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends, which are limited to earned surplus in excess of three times the Bank's capital stock. At March 31, 2004, the unrestricted surplus was approximately $118,489. Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2004, the maximum amount available for transfer from the Bank to the Company in the form of loans was $13,982. There were no loans outstanding from the Bank to the Company at March 31, 2004.

Item 6. (a)  EXHIBITS

         Exhibit No. and Description

2.1	Agreement and Plan of Merger, dated as of February 17, 2004, and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly owned subsidiary of Peoples (filed as Annex A-1 to the Company's Registration Statement on Form S-4 filed on April 8, 2004 and incorporated herein by reference, Commission File No. 333-114309

3.1	Articles of Incorporation and Articles of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on February 17, 1999, as amended, and incorporated herein by reference, Commission File No. 333-72507)

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K filed on March 11, 2004, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)    REPORTS ON FORM 8-K

On January 22, 2004, the registrant filed on Form 8-K a press release dated January 21, 2004, announcing our fourth quarter 2003 earnings.

On February 18, 2004, the registrant filed on Form 8-K a press release dated February 17, 2004, announcing the signing of a definitive agreement to acquire Renasant Bancshares, Inc., of Germantown, Tennessee.

On February 20, 2004, the registrant filed on Form 8-K a visual presentation made via webcast on February 18, 2004, regarding the acquisition of Renasant Bancshares, Inc., of Germantown, Tennessee.

On February 27, 2004, the registrant filed on Form 8-K a press release dated February 26, 2004, announcing a quarterly cash dividend of $0.20 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ THE PEOPLES HOLDING COMPANY
Registrant

/s/ E. Robinson McGraw
E. Robinson McGraw
President & Chief Executive Officer

DATE: May 10, 2004	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No. and Description

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