Form 10-Q
period 2004-06-30
PEOPLES HOLDING CO
filed 2004-08-09
CIK 715072

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

or

( )	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission File Number 1-13253

THE PEOPLES HOLDING COMPANY

(Exact name of the registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Common stock, $5 Par Value, 8,964,520 shares outstanding as of July 31, 2004.

THE PEOPLES HOLDING COMPANY
INDEX

PART 1. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003

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

Item 6

Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	JUNE 30, 2004	DECEMBER 31, 2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$38,406	$45,134
Interest-bearing balances with banks	27,862	8,345

Cash and cash equivalents	66,268	53,479

Securities available-for-sale	360,120	414,270

Mortgage loans held for sale	1,708	1,643

Loans, net of unearned income	906,186	862,652
Allowance for loan losses	(13,152)	(13,232)

Net loans	893,034	849,420

Premises and equipment, net	30,860	31,696
Other assets	70,391	64,706

Total assets	$1,422,381	$1,415,214

Liabilities
Deposits:
Noninterest-bearing	$160,771	$154,079
Interest-bearing	990,310	979,852

Total deposits	1,151,081	1,133,931

Federal funds purchased	--	6,600
Advances from the Federal Home Loan Bank	86,832	90,987
Junior subordinated debentures	20,619	20,619
Other borrowed funds	8,228	7,366
Other liabilities	17,345	18,086

Total liabilities	1,284,105	1,277,589

Shareholders' equity
Common Stock, $5 par value - 15,000,000
shares authorized, 9,318,426 shares
issued; 8,186,826 and 8,194,526 shares
outstanding at June 30, 2004 and
December 31, 2003, respectively	46,589	46,589
Treasury stock, at cost	(22,815)	(22,570)
Additional paid-in capital	40,512	40,257
Retained earnings	76,771	70,342
Accumulated other comprehensive income	(2,781)	3,007

Total shareholders' equity	138,276	137,625

Total liabilities and shareholders' equity	$1,422,381	$1,415,214

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income
Loans	$26,656	$28,935	$13,369	$14,321
Securities:
Taxable	6,153	5,097	3,047	2,569
Tax-exempt	2,246	2,291	1,131	1,143
Other	88	131	12	57

Total interest income	35,143	36,454	17,559	18,090

Interest expense
Deposits	8,214	10,035	4,036	4,945
Borrowings	1,932	1,494	976	701

Total interest expense	10,146	11,529	5,012	5,646

Net interest income	24,997	24,925	12,547	12,444
Provision for loan losses	993	1,370	488	603

Net interest income after provision for loan losses	24,004	23,555	12,059	11,841

Noninterest income
Service charges on deposit accounts	7,432	7,114	3,732	3,690
Fees and commissions	3,629	3,400	1,958	1,834
Insurance commissions	1,710	1,699	890	850
Trust revenue	1,070	963	606	495
Securities gains	58	102	(31)	23
Bank owned life insurance revenue	568	604	283	299
Merchant discounts	626	627	270	333
Gain on Sale of Merchant Business	1,000	--	1,000	--
Other	1,197	1,301	411	540

Total noninterest income	17,290	15,810	9,119	8,064

Noninterest expense
Salaries and employee benefits	15,545	14,721	7,952	7,500
Data processing	2,304	1,995	1,141	1,045
Net occupancy	1,721	1,617	866	812
Equipment	1,572	1,614	861	816
Other	6,726	6,703	3,362	3,476

Total noninterest expense	27,868	26,650	14,182	13,649

Income before income taxes	13,426	12,715	6,996	6,256
Income taxes	3,722	3,606	1,939	1,699

Net income	$9,704	$9,109	$5,057	$4,557

Basic and diluted earnings per share	$1.18	$1.09	$0.61	$0.55

Cash dividends declared per share	$0.40	$0.37	$0.20	$0.19

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	SIX MONTHS ENDED JUNE 30
	2004	2003
	(Unaudited)
Operating activities
Net cash provided by operating activities	$12,427	$2,457

Investing activities
Purchases of securities available-for-sale	(70,772)	(144,776)
Proceeds from sales of securities available-for-sale	52,191	39,479
Proceeds from calls/maturities of securities available-for-sale	62,221	93,549
Net increase in loans	(45,503)	(4,397)
Proceeds from sales of premises and equipment	26	1
Purchases of premises and equipment	(1,538)	(2,428)

Net cash used in investing activities	(3,375)	(18,572)

Financing activities
Net increase in noninterest-bearing deposits	6,692	16,433
Net increase in interest-bearing deposits	10,458	34,016
Net (decrease) increase in short-term borrowings	(5,730)	(1,563)
Proceeds from Federal Home Loan Bank advances	1,130	--
Repayments of Federal Home Loan Bank advances	(5,285)	(7,015)
Repayments of other borrowings	(8)	--
Acquisition of treasury stock	(245)	(1,831)
Cash dividends paid	(3,275)	(3,056)

Net cash provided by financing activities	3,737	36,984

Increase (decrease) in cash and cash equivalents	12,789	20,869
Cash and cash equivalents at beginning of period	53,479	58,741

Cash and cash equivalents at end of period	$66,268	$79,610

Supplemental disclosures:
Non-cash transactions:
Transfer of loans to other real estate	$832	$1,132
Transfer of premises and equipment to other assets	1,063	--

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004
(in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

All dollar amounts are in thousands, except per share data.

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

We are currently operating under a share buy-back plan authorized by the Company's board of directors in September 2002 which allows for the purchase of 418,157 shares, or approximately 5% of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of June 30, 2004, 137,207 shares of our common stock had been purchased and 280,950 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes.

	Treasury Share Repurchases for 2004
	Total shares repurchased	Average repurchase price per share
January	--	--
February	5,100	$31.76
March	2,600	$31.65
April	--	--
May	--	--
June	--	--

Total	7,700	$31.73

The cash dividend declared for the second quarter of 2004 was $0.20 per share. This represents a 5.26% increase over the dividend declared during the second quarter of 2003, which was $0.19 per share. During 2003, we marked our seventeenth consecutive year of dividend increases. Total cash dividends paid to shareholders by the Company were $3,275 and $3,056 for the six month periods ended June 30, 2004 and 2003, respectively.

Note 3 Recent Accounting Pronouncements

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

At its March 31, 2004 meeting, the FASB ratified the consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 concludes that a forward contract to issue an entity's own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity's common stock is a participating security, and therefore, earnings per share must be calculated using the two-class method under FASB Statement No. 28. EITF 03-6 must be applied in the first reporting period beginning after March 31, 2004, by restating previously reported earnings per share to apply the two-class method to any participating securities that were outstanding for any period presented in comparative financial statements. The adoption of EITF 03-6 did not have an impact on our earnings per share calculation.

At its March 17 - 18, 2004 meeting, the Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1 (ETIF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides a basic model to evaluate whether an investment within the scope of ETIF 03-1 is other-than-temporarily impaired. EITF 03-1 concludes that if an impairment is other-than-temporary, an impairment loss equal to the difference between the investment's cost and its fair value must be recognized. EITF 03-1 is applicable in the first reporting period beginning after June 15, 2004. We do not expect the adoption of EITF 03-1 to have a material impact on our results of operation, financial position, or liquidity.

Note 4 Comprehensive Income

For the six month periods ended June 30, 2004 and 2003, total comprehensive income was $3,916 and $8,589, respectively. For the three month periods ended June 30, 2004 and 2003, total comprehensive income (loss) was ($1,500) and $4,729, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 5 Employee Benefit Plans

The following table provides the net pension cost and other benefit cost recognized for the three month and six month periods ended June 30, 2004 and 2003.

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$--	$--	$16	$14	$--	$--	$32	$28
Interest cost	240	238	16	15	480	476	32	30
Expected return on plan assets	(312)	(289)	--	--	(624)	(578)	--	--
Prior service cost recognized	8	7	1	1	16	14	2	2
Recognized gains	91	81	5	6	182	162	10	12

Net periodic benefit cost (income)	$27	$37	$38	$36	$54	$74	$76	$72

Note 6 Net Income Per Common Share

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split effected in the form of a share dividend issued in 2003. Basic and diluted net income per common share calculations follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Basic
Net income	$5,057	$4,557	$9,704	$9,109

Net income applicable to common stock	$5,057	$4,557	$9,704	$9,109

Average common shares outstanding	8,186,826	8,332,450	8,189,178	8,346,016

Net income per common share - basic	$0.61	$0.55	$1.18	$1.09

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Diluted
Net income	$5,057	$4,557	$9,704	$9,109

Average common shares outstanding	8,186,826	8,332,450	8,189,178	8,346,016
Stock awards	21,115	11,668	21,059	10,324

Average common shares outstanding - diluted	8,207,941	8,344,118	8,210,237	8,356,340

Net income per common share - diluted	$0.61	$0.55	$1.18	$1.09

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The Company has no preferred stock to consider in this calculation.

Diluted net income per common share reflects the pro forma dilution assuming outstanding unexercised stock option awards were exercised into common shares. For the three month and six month periods ended June 30, 2004 and 2003, all options to purchase shares of common stock were dilutive because the fair value of the stock exceeded the option exercise price. If the option exercise price exceeded the fair value of the stock, there would have been an anti-dilutive effect on earnings per share. Consequently, those shares would not have been included in the stock awards adjustment.

Note 7 Mergers and Acquisitions

On July 1, 2004, the Company completed the acquisition of Renasant Bancshares, Inc., a bank holding company ("Renasant") headquartered in Germantown, Tennessee. Renasant is the parent of Renasant Bank and, at December 31, 2003, had total assets of $226,000, total deposits of $186,000 and total stockholders' equity of $17,000. Renasant operates two banking offices in Germantown and Cordova, both in Tennessee, and a loan production office in Hernando, Mississippi.

The aggregate transaction value, including the dilutive impact of Renasant's options and warrants assumed by the Company, was approximately $58,000. Renasant Bank will maintain its name and charter, operating as a subsidiary of the Company, and the management and board of Renasant Bank will remain in effect. Two board members of Renasant Bank have been added to the Company's Board.

The Company announced on July 15, 2004, the signing of a definitive merger agreement pursuant to which the Company will acquire Heritage Financial Holding Corporation, a bank holding company ("Heritage") headquartered in Decatur, Alabama. Heritage is the parent of Heritage Bank and, at March 31, 2004, had total assets of $540,000, total deposits of $408,000 and total stockholders' equity of $31,000. Heritage operates eight banking offices in Decatur, Huntsville, and Birmingham, all in Alabama.

Based on the Company's market close of $32.80 on July 14, 2004, the aggregate transaction value, including the dilutive impact of Heritage's options to be assumed by the Company, is approximately $73,700. The acquisition is expected to close in the first quarter of 2005 and is subject to regulatory and Heritage shareholder approval and other conditions set forth in the merger agreement.

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

Financial Condition

Total assets for the Company increased from $1,415,214 on December 31, 2003, to $1,422,381 on June 30, 2004, representing an increase of 0.51%. Cash and due from banks decreased $6,728 from $45,134 at December 31, 2003, to $38,406 at June 30, 2004, while interest bearing bank balances increased $19,517 from $8,345 at December 31, 2003, to $27,862 at June 30, 2004. A portion of the funds utilized in the acquisition of Renasant on July 1, 2004, were held in interest bearing bank balances at June 30, 2004.

Our investment portfolio declined from $414,270 at December 31, 2003, to $360,120 at June 30, 2004. Over that time span, an increase in demand for loans combined with modest growth in deposits reduced the funds available for the investment portfolio. The investment portfolio balance was further reduced by $4,508 of unrealized losses at June 30, 2004, as a result of increases in current market rates. In addition, approximately $33,850 of securities were sold during June to meet liquidity requirements related to the acquisition of Renasant Bank on July 1, 2004. Our investment portfolio mix at June 30, 2004, remained similar to December 31, 2003, with approximately 50% invested in mortgage-backed securities.

The loan balance at June 30, 2004, was $906,186, representing an increase of $43,534, or 5.05%, from $862,652 at December 31, 2003. New loans originated in the first six months of 2004 totaled approximately $148,000. The largest increase was in the 1-4 family mortgage real estate category, where new loans originated during the first six months of 2004 were in excess of $50,000, or approximately 34% of total new loan volume. In addition, there were significant increases in commercial mortgage real estate loans and construction real estate loans. Additions to commercial mortgage real estate loans and construction real estate loans represented approximately 25% and 12%, respectively, of new loan volume for the first six months of 2004. We originated approximately $23,000 in new commercial, financial and agricultural loans during the first six months of 2004, which accounted for approximately 16% of our new loan volume.

The increased loan originations generated during the first six months of 2004 are attributed in part to improvements within the economy. To improve loan growth, we established a greater loan presence in our DeSoto County market with the creation of a commercial lending office, the hiring of several seasoned lenders, and the opening of our Horn Lake community bank. We believe that DeSoto County, located just south of Memphis, Tennessee, is one of the fastest growing counties in both Mississippi and the nation. Most of the additional lenders were hired during the month of February; the Horn Lake community bank opened for business on February 17. We began to experience the impact of this expansion late in the first quarter. Of the total new loans generated in 2004, approximately 32% were originated in the Lee County area (which encompasses Tupelo, the location of the Company's headquarters), and 16% in the DeSoto County area. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	June 30, 2004	December 31, 2003	Dollar Variance	Percent Variance
Commercial, financial, agricultural	$142,999	$140,149	$2,850	2.03%
Lease financing	11,365	12,148	(783)	(6.45)
Real estate - construction	58,344	50,848	7,496	14.74
Real estate - 1-4 family mortgages	320,198	293,097	27,101	9.25
Real estate - commercial mortgages	291,012	280,097	10,915	3.40
Installment loans to individuals	82,268	86,313	(4,045)	(4.69)

Total loans, net of unearned	$906,186	$862,652	$43,534	5.05%

Our year-to-date average loan to deposit ratio was 75.80% at June 30, 2004, compared to 74.99% at December 31, 2003. The increase was the result of more growth in average loans compared to average deposit growth. The same ratio for the second quarter was 77.16%, reflecting an increase in average loans and a decrease in average deposits compared to the previous quarter.

Total deposits increased from $1,133,931 on December 31, 2003, to $1,151,081 on June 30, 2004, or 1.51%, despite a $35,066 decrease in demand deposits from March 31, 2004. Most of the decrease in demand deposits from March 31, 2004, was related to commercial accounts. Demand deposits, however, remain one of the largest components of our deposit growth along with interest bearing transaction accounts and public fund interest bearing demand deposit accounts. Respectively, those accounts have increased $6,692, $19,488, and $10,133, from December 31, 2003, to June 30, 2004. The growth in demand deposits and interest bearing transaction accounts is primarily attributed to the continuation of Haberfeld Associates' High Performance Checking Account Marketing ("HPC") Program, which was implemented during the second quarter of 2003. The intent of this program is to attract and retain new deposit clients in a cost efficient manner for the Bank, providing greater cross-sales opportunities. This program provides the client with a choice of seven value-priced transaction accounts. The cornerstone of this program is the free, full-service checking account.

Under the current interest rate environment, time deposits at June 30, 2004, decreased $23,210 from December 31, 2003. Time deposits added in the first six months of 2004, both from new business and renewals of maturing accounts, total $123,353. These accounts have had a weighted average life of fifteen months and a weighted average interest rate of 1.38%. Our average interest bearing deposits as a percentage of total average deposits have increased slightly from 85.96% at December 31, 2003, to 86.00% at June 30, 2004, due partly to the decrease in demand deposits during the second quarter of 2004.

The treasury tax and loan note account increased from $6,958 at December 31, 2003, to $7,828 at June 30, 2004. This balance is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

We continue to utilize advances from the Federal Home Loan Bank (FHLB) to minimize interest rate risk. In order to mitigate interest rate risk, long term fixed rate loans have been match-funded with FHLB borrowings. In addition, we have funded two arbitrages of mortgage-backed securities with advances from the FHLB. The first arbitrage of $30,000 was completed in the fourth quarter of 2002; the second arbitrage, in the amount of $25,000, was completed in the fourth quarter of 2003. Advances from the FHLB decreased from $90,987 at December 31, 2003, to $86,832 at June 30, 2004, as a result of scheduled payments and maturities. At June 30, 2004, the weighted average maturity of the FHLB advances was four years and seven months while the weighted average rate was 3.32%.

During the fourth quarter of 2003, we formed PHC Statutory Trust I with U. S. Bank National Association for the purpose of issuing corporation- obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $20,000 issue allowed us to raise funds for acquisitions and operating capital.

The equity capital to total assets ratio was 9.72% at both June 30, 2004, and December 31, 2003. Capital increased $651, or 0.47%, from December 31, 2003, to June 30, 2004. Several factors contributed to the change in capital. Earnings improved capital while treasury stock purchases, cash dividends declared, and unrealized security portfolio losses decreased capital. Unrealized security portfolio losses increased as a result of increases in current market rates.

Results of Operations

Summary

Net income for the six month period ended June 30, 2004, was $9,704. This represented an increase of $595, or 6.53%, from net income of $9,109 for the six month period ended June 30, 2003. Basic and diluted earnings per share for the six month period ended June 30, 2004, were $1.18. This represented an increase of 8.26% from basic and diluted earnings per share of $1.09 for the comparable period a year ago. Net income for the first six months of 2004 included an after-tax gain of $617 realized from the sale of our merchant card business to Atlanta-based Nova Information Systems which became effective June 1, 2004. The impact of this transaction on year-to-date basic and diluted earnings per share was $0.08. We will continue to receive revenue from Nova Information Systems for new business referrals. Excluding the gain from the sale of our merchant business, our continued emphasis on usual and customary deposit gathering and lending operations, improvements in loan quality, and effective and efficient delivery of specialized products to clients allowed us to sustain net income near levels reported at June 30, 2003.

Net income for the three month period ended June 30, 2004, was $5,057. This represented an increase of $500, or 10.97%, from net income of $4,557 for the three month period ended June 30, 2003. Basic and diluted earnings per share for the three month period ended June 30, 2004 were $0.61. This represented an increase of 10.91% from basic and diluted earnings per share of $0.55 for the comparable period a year ago. Net income for the three month period ended June 30, 2004, included the after-tax gain of $617 realized from the sale of our merchant card business. The impact of this transaction on the basic and diluted earnings per share for the three month period ended June 30, 2004, was $0.08.

The annualized return on average assets and the annualized return on average equity are presented in the table below.

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Return on average assets	1.35%	1.30%	1.40%	1.27%
Return on average equity	13.63	13.16	14.02	12.79

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. While the current interest rate environment has been unfavorable for net interest income, several factors have lessened the impact of the interest rate environment, including increases in loans, risk based loan pricing, and a shift from time deposits to less costly transaction deposits.

Net interest income for the six month periods ended June 30, 2004 and 2003, was $24,997 and $24,925, respectively. Average earning assets and the resulting earning asset ratios for the same periods averaged $1,309,271 and $1,235,286, and 90.94% and 90.54%, respectively. On a tax equivalent basis, net interest margin for the six month period ended June 30, 2004, declined to 4.09% from 4.36% for the comparable period in 2003. Our margin declined 67 basis points due to the repricing of loans at lower rates and the change in the mix of earning assets. The decline in margin resulting from the repricing of loans was offset somewhat by an improvement of 8 basis points from the investment portfolio as a result of the additional volume. Our cost of funds decreased 38 basis points, primarily due to time deposit repricing, impacting margin favorably by 32 basis points. The percentage of average loans to average earning assets declined from 69.79% at June 30, 2003, to 67.56% at June 30, 2004. The decline of average loans as a percent of average earning assets was largely attributable to the purchase of $45,000 in mortgage-backed securities and U. S. Government agency securities funded by the issuance of $20,000 in trust preferred securities in December 2003, and the simultaneous creation of a $25,000 arbitrage with the FHLB as previously discussed. These transactions added $45,000 to assets in December 2003 and increased the investment portfolio balance.

Net interest income for the three month periods ended June 30, 2004 and 2003, was $12,547 and $12,444, respectively. Average earning assets and the resulting earning asset ratios for the same periods averaged $1,311,945 and $1,248,401, and 91.10% and 90.86%, respectively. On a tax equivalent basis, net interest margin for the three month period ended June 30, 2004, declined to 4.10% from 4.31% for the comparable period in 2003. Our margin declined 54 basis points due to the repricing of loans at lower rates and the change in the mix of earning assets. The decline in margin resulting from the repricing of loans was offset somewhat by an improvement of 6 basis points from the investment portfolio as a result of the additional volume. Our cost of funds decreased 33 basis points, primarily due to time deposit repricing, impacting margin favorably by 28 basis points. On a quarterly basis, average loans as a percentage of average earning assets declined from 69.20% at June 30, 2003, to 68.39% at June 30, 2004, but reflected an improvement from 66.70% at March 31, 2004.

Provision for Loan Losses

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses on our current portfolio of loans. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio which includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience, and the results of periodic credit reviews by internal loan review and regulators.

The provision for loan losses decreased to $993 for the first six months of 2004 from $1,370 for the same period of 2003. At June 30, 2003, loans past due 30 to 89 days were approximately $2,000 higher than at June 30, 2004; loans past due 90 days or more were similar for the two periods; and nonaccural loans were approximately $2,900 less than at June 30, 2004. A portion of a large credit was classified as 30 to 89 days past due at June 30, 2003. At December 31, 2003, all of this credit was classified as nonaccrual. Approximately 75% of the nonaccrual balance at June 30, 2004, is due to this particular credit. The entity responsible for this credit is currently in the reorganization phase of Chapter 11 bankruptcy. The credit has been restructured, and the entity is performing under the restructure agreement. This credit is secured by real estate and has been monitored for impairment throughout this period. We continue to believe that we are adequately reserved.

For the first six months of 2004, net charge-offs were $1,073, or 0.25% annualized as a percentage of average loans. Net charge-offs for the same period in 2003 were $637, or 0.15% annualized as a percentage of average loans. The level of net charge-offs is consistent with our strategic goal. The loan loss provision expressed as a percent of net charge-offs was 92.54% and 215.07% at June 30, 2004 and 2003, respectively. Most of the charge-offs for 2004 were on loans that had already been impaired or graded and thus the reserves carried on those loans were adequate to cover charge-offs.

The provision for loan losses decreased to $488 for the second quarter of 2004 from $603 for the second quarter of 2003 as a result of improved credit quality from the first quarter of 2004 to the second quarter of 2004. Loans past due between 30 and 89 days are approximately $1,400 less at June 30, 2004, than at March 31, 2004. In addition, loans past due 90 days or more are down approximately $2,000 for the same period. Nonaccrual loans for both periods are comparable. For the second quarter of 2004, net charge-offs were $610, or 0.28% annualized as a percentage of average loans, compared to $333, or 0.16% annualized as a percentage of average loans for the second quarter of 2003. For the three months ended June 30, 2004 and 2003, the loan loss provision expressed as a percent of net charge-offs was 80.00% and 181.08%, respectively.

The allowance for loan losses as a percentage of loans was 1.45% at the end of the second quarter 2004 compared to 1.52% at the end of the same period in 2003. Loans are assigned quality grades from 1 to 9, with 1 having no required reserve and 9 requiring 100% of the balance to be reserved. Problem loans are typically impaired and reserved for based upon the difference in the collateral value less disposal costs and the credit amount, inclusive of interest. Non-performing loans as a percentage of total loans increased to 0.82% at June 30, 2004, from 0.51% at June 30, 2003. The non-performing loan coverage ratio was 177.39% at June 30, 2004 compared to 295.61% at June 30, 2003. Over one half of our nonperforming loan ratio is related to a single credit, which is described in the second paragraph under this caption. As noted above, this credit is currently performing under a restructure agreement.

The tables below present information and ratios regarding loans and credit quality.

Loans and Credit Quality
	Loans* June 30,		Nonperforming Loans** June 30,		Net Charge-offs Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Commercial, financial, agricultural	$142,999	$133,548	$531	$195	$688	$131
Lease financing	11,365	14,084	123	1	--	--
Real estate - construction	58,344	43,672	--	--	--	--
Real estate - 1-4 family mortgage	320,198	299,195	5,423	2,777	261	236
Real estate - commercial mortgage	291,012	271,638	1,137	1,209	31	123
Consumer	82,268	90,128	200	194	93	147

	$906,186	$852,265	$7,414	$4,376	$1,073	$637

* Net of unearned income.

** Nonperforming loans include loans on nonaccrual, loans past due 90 days or more and still accruing, and restructured loans.

Allowance for Loan Losses
	2004		2003
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$13,274	$13,232	$13,237	$12,936	$12,666	$12,203
Loans charged off	681	484	615	542	403	483
Recoveries of loans previously charged off	71	21	66	44	70	179

Net Charge-offs	610	463	549	498	333	304
Provision for loan losses	488	505	544	799	603	767

Balance at end of period	$13,152	$13,274	$13,232	$13,237	$12,936	$12,666

Allowance for loan losses to total loans	1.45%	1.50%	1.53%	1.57%	1.52%	1.49%
Reserve coverage ratio	177.39	142.67	181.09	175.88	295.61	455.28
Net charge-offs to total loans	0.07	0.05	0.06	0.06	0.04	0.04
Nonperforming loans to total loans	0.82	1.05	0.85	0.89	0.51	0.33

Noninterest Income

As mentioned previously, we sold our merchant card business during the second quarter of 2004, and recognized a $1,000 gain in noninterest income. On average we had received $134 monthly in merchant discount revenue; our receipt of this revenue ceased in June due to the sale. The Company expects that noninterest income in the future will trend lower because we will not be receiving this merchant discount revenue. Noninterest income, excluding gains from the sales of securities and from the sale of the merchant business, was $16,232 for the six month period ended June 30, 2004, compared to $15,708 for the same period in 2003, or an increase of 3.34%.

Fees generated from deposit services during the first six months of 2004 increased $662, or 7.31%, compared to the six month period ended June 30, 2003. This increase is largely attributable to deposit growth and the improvement in the economy. Over the first six months of 2004, deposits, excluding time deposits, increased 7.94% as compared to the same period in 2003. These deposit services include service charges, overdraft charges, debit card fees, merchant discounts, and deposit box rent. Our debit card and ATM fees were up $201 and $48, or 39.20% and 29.89%, respectively, for the first six months of 2004 compared to the same period of 2003. This increase is attributable to the increase in the number of cardholders as a result of Haberfeld Associates' High Performance Checking Marketing Program (HPC). Service charges were up $318, or 4.46%, in the first six months of 2004 over the same period in 2003, again primarily due to the implementation of the HPC program. The HPC program was implemented during the second quarter of 2003.

Income attributable to loan services for the six month period ended June 30, 2004, decreased $407, or 15.04%, from the same period in 2003. The mortgage loan business was not as strong during the first six months of 2004 compared to the same period of 2003, as evidenced by decreases of $293 and $301 in mortgage loan fees and gains from sales of mortgage loans, respectively. In 2003, the refinancing sector of the mortgage loan business was strong particularly in the second and third quarters. Document preparation fees for the six months ended June 30, 2004, were $145 greater than the same period in 2003.

We continue to emphasize sales of specialized products and services to better meet the needs of our clients. Trust revenue for the first six months of 2004 was $106 greater than the same period of 2003. For the six month period ended June 30, 2004, contingency income related to our insurance subsidiary was up $263 from the same period of 2003. Contingency income is a bonus received from our insurance underwriters and is based on claims paid on our customers during the previous year. Insurance commissions were up $11 for the six month period ended June 30, 2004, compared to the same period in 2003. In addition, fees earned from the sale of annuities and mutual funds for the first six months of 2004 were $74 greater than the same period of 2003.

For the three month period ended June 30, 2004, noninterest income, excluding gains and losses from the sales of securities and the gain from the sale of the merchant business, was $8,150, compared to $8,041 for the same period in 2003, an increase of 1.36%.

Fees generated from deposit services during the second quarter of 2004 increased $185, or 4.00%, compared to the three month period ended June 30, 2003. Deposit growth and the improvement in the economy contributed to this increase. Our debit card and ATM fees were up $114 and $23, or 42.31% and 26.99%, respectively, for the three month period ended 2004 compared to the same period of 2003. Service charges were up $41, or 1.11%, in the second quarter of 2004 over the same period in 2003. For the same periods, merchant discount fees were down $63 as a result of the sale of merchant business during June 2004.

Income attributable to loan services for the three month period ended June 30, 2004, decreased $221, or 14.30%, from the same period in 2003. Mortgage loan fees and gains from sales of mortgage loans decreased by $193 and $210, respectively, for the second quarter of 2004 compared to the same period of 2003. Document preparation fees for the three months ended June 30, 2004, were $119 greater than the same period in 2003.

Income related to sales of our trust products and services increased $111 for the three months ended June 30, 2004, compared to the same period of 2003. Insurance commissions increased $59 for the three month period ended June 30, 2004, compared to the same period in 2003. In addition, fees earned from the sale of annuities and mutual funds for the second quarter of 2004 was $14 greater than the same period of 2003.

Noninterest Expense

Noninterest expense was $27,868 for the six month period ended June 30, 2004, compared to $26,650 for the same period in 2003, or an increase of 4.57%. Salaries and employee benefits for the six month period ended June 30, 2004, were $824, or 5.60%, greater than the same period last year. Salaries for the first six months of 2004 increased $703, or 6.76%, over the same period last year. The increase was related to normal salary increases and staff additions including the hiring of additional lenders for two new locations in one of our fastest growing markets, Desoto County, Mississippi, in an effort to enhance loan business. Expenses related to employee incentives and pensions were $140 and $134 higher, respectively, for the first six months of 2004 when compared to the same period of 2003. Over the same periods, health insurance costs and commission expense were $155 and $104 lower, respectively. The decline in commission expense is due largely to the decline in mortgage originations.

Net occupancy expense for the six month period ended June 30, 2004, increased $104 over the comparable period for the prior year, primarily due to additional expenses related to opening three new offices in 2004. We opened a commercial lending office and the Horn Lake community bank in DeSoto County and our Fair Park office in Lee County. Several factors contributed to the increase in other noninterest expense for the six month period ended June 30, 2004, compared to the same period of 2003. The most notable was a charge of $245 incurred during the first quarter of 2004 related to the HPC program. This program was not in place during the first quarter of 2003. Data processing costs for the six month period ended June 30, 2004, increased $309 compared to the same period last year as the result of continued technological enhancements, increased account volume as a result of the HPC program, and increased processing volume of ATM cards. We anticipate the sale of our merchant business having a positive impact on future data processing costs.

Noninterest expense as a percentage of average assets was 3.87% for the six month period ended June 30, 2004, and 3.91% for the comparable period in 2003. We anticipate a continued positive impact on the future through our investments in personnel, technology, and programs such as High Performance Checking. The net overhead ratio was 1.61% for the first six months of 2004 and 2003. The net overhead ratio is defined as noninterest expenses less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 64.89% for the six month period ended June 30, 2004, compared to 62.88% for the same period of 2003, primarily affected by the decline in net interest margin.

Income tax expense was $3,722 for the six month period ended June 30, 2004, (with an effective tax rate of 27.72%) compared to $3,606 (with an effective tax rate of 28.36%) for the same period in 2003. The decrease in the effective tax rate is primarily due to tax-exempt income on securities. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

Noninterest expense was $14,182 for the three month period ended June 30, 2004, compared to $13,649 for the same period in 2003, an increase of 3.91%. Salaries and employee benefits for the three month period ended June 30, 2004, were $452 greater than the same period last year. Salaries for the second quarter of 2004 increased $347, or 3.34%, over the same period last year. The increase was related to normal salary increases and staff additions including the additional lenders which were hired for the two new locations in Desoto County, Mississippi. Expenses related to employee incentives and pensions were $41 and $98 higher, respectively, for the second quarter of 2004 when compared to the same period of 2003. Over the same periods, health insurance costs and commission expense were $40 and $54 lower, respectively.

Net occupancy expense and equipment expense for the three month period ended June 30, 2004, increased $54 and $45, respectively, over the comparable period for the prior year, primarily due to additional expenses related to opening three new offices in 2004 as previously discussed. Data processing costs for the three month period ended June 30, 2004, increased $96 compared to the same period last year as the result of continued technological enhancements, increased account volume as a result of the HPC program, and increased processing volume of ATM cards.

Noninterest expense as a percentage of average assets was 3.94% for the three month period ended June 30, 2004, and 3.97% for the comparable period in 2003. The net overhead ratio was 1.68% for the second quarter of 2004, compared to 1.63% for same period during 2003. Our efficiency ratio increased to 65.79% for the three month period ended June 30, 2004, compared to 63.71% for the same period of 2003.

Income tax expense was $1,939 for the three month period ended June 30, 2004, (with an effective tax rate of 27.72%) compared to $1,699 (with an effective tax rate of 27.16%) for the same period in 2003.

Liquidity Risk

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs, as evidenced by our increase in deposits in the first six months of 2004. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. These targets are set to ensure that we meet the liquidity requirements deemed necessary by management.

Other sources available for meeting our liquidity needs are available-for-sale securities and mortgage loans held-for-sale. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds sold and interest bearing balances with the FHLB. We also maintain established lines of credit with other commercial banks. In addition, we may obtain advances from the FHLB or the Federal Reserve Bank. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs. The total amount of credit available to us from the FHLB is $260,701. As of June 30, 2004, our outstanding balance with the FHLB was $86,832.

Capital Resources

The Company acquired Renasant Bancshares, Inc., a bank holding company ("Renasant") headquartered in Germantown, Tennessee, on July 1, 2004. Renasant is the parent of Renasant Bank. The aggregate transaction value, including the dilutive impact of Renasant's options and warrants assumed by the Company, was approximately $58,000. In accordance with the merger agreement, the Company delivered to Renasant shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Renasant common stock owned by a shareholder. The cash portion of the merger consideration was approximately $26,100, and was funded through available cash and dividends from the Bank. Approximately 802,000 shares of Company stock were issued in the transaction.

The Company announced on July 15, 2004, the signing of a definitive merger agreement pursuant to which the Company will acquire Heritage Financial Holding Corporation, a bank holding company ("Heritage") headquartered in Decatur, Alabama. Heritage is the parent of Heritage Bank. Based on the Company's market close of $32.80 on July 14, 2004, the aggregate transaction value, including the dilutive impact of Heritage's options to be assumed by the Company, is approximately $73,700. The Company expects that the cash portion of the merger consideration to be paid to Heritage shareholders (approximately 40% of the total merger consideration) will be funded through available cash and dividends from the Bank. The acquisition is expected to close in the first quarter of 2005 and is subject to regulatory and Heritage shareholder approval and other conditions set forth in the merger agreement.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of June 30, 2004, we met all capital adequacy requirements to which we are subject.

As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized. The actual capital amounts and applicable ratios are as follows.

	Company		Bank
	Actual Amount	Ratio	Actual Amount	Ratio
	(000)		(000)
As of June 30, 2004
Total Capital	$166,351	17.61%	$131,607	13.95%
(to Risk Weighted Assets)
Tier I Capital	$154,525	16.36%	$119,796	12.70%
(to Risk Weighted Assets)
Tier I Capital	$154,525	10.77%	$119,796	8.45%
(to Adjusted Average Assets)

As of December 31, 2003
Total Capital	$159,471	17.46%	$134,633	14.80%
(to Risk Weighted Assets)
Tier I Capital	$148,034	16.21%	$123,239	13.55%
(to Risk Weighted Assets)
Tier I Capital	$148,034	10.85%	$123,239	9.06%
(to Adjusted Average Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $16.89 and $16.79 at June 30, 2004 and December 31, 2003, respectively.

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

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at June 30, 2004, were approximately $155,387 and $9,525 respectively, compared to December 31, 2003, which were approximately $132,181 and $10,042, respectively.

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

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES AND RESTRICTIONS ON DIVIDENDS

The following table summarizes the Company's purchases of its own securities for the three month period ended June 30, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2004	--	$--	--	280,950 shares

May 1 to May 31, 2004	--	--	--	280,950 shares

June 1 to June 30, 2004	--	--	--	280,950 shares

Total	--	$--	--	280,950 shares

(1)	The Company is currently operating under a share buy-back plan authorized by the Company's board of directors on September 17, 2002 which allows for the purchase of 418,517 shares, or approximately 5% of the Company's outstanding common stock, subject to a monthly purchase limit of $2,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of June 30, 2004, 137,207 shares of the Company's common stock had been purchased and 280,950 shares remained authorized under the plan. All share purchases during 2004 were made pursuant to open market transactions. No shares were purchased by the Company under the plan during the second quarter of 2004 because the Company was subject to the Regulation M restrictions on purchases of its own securities that arose in connection with the Company's acquisition of Renasant. These restrictions ceased to apply to the Company on June 24, 2004.

The Company's ability to pay dividends to its shareholders is substantially dependent on the transfer from the Bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends, which are limited to earned surplus in excess of three times the Bank's capital stock. At June 30, 2004, the unrestricted surplus was approximately $110,871. Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2004, the maximum amount available for transfer from the Bank to the Company in the form of loans was $13,292. There were no loans outstanding from the Bank to the Company at June 30, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The annual meeting of the shareholders of The Peoples Holding Company was held on April 20, 2004, for the purpose of electing five members to the board of directors for a three year term and one member to the board of directors for a two year term. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Election of Directors	For	Withheld	Broker Non-Votes
John M. Creekmore (3-year term)	5,878,290	533,708	0
E. Robinson McGraw (3-year term)	6,288,423	123,575	0
Theodore S. Moll (3-year term)	6,269,026	142,972	0
John W. Smith (3-year term)	6,380,094	31,904	0
J. Larry Young (3-year term)	6,376,455	35,543	0
John T. Foy (2-year term)	6,293,315	118,683	0

Item 6. (a)  EXHIBITS

         Exhibit No. and Description

2.1	Agreement and Plan of Merger, dated as of February 17, 2004, and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly owned subsidiary of Peoples (filed as Annex A-1 to the Company's Registration Statement on Form S-4 filed on April 8, 2004 and incorporated herein by reference, Commission File No. 333-114309

2.2	Agreement and Plan of Merger, dated as of July 15, 2004, and related Plan of Merger among The Peoples Holding Company, The Peoples Bank & Trust Company, Heritage Financial Holding Corporation and Heritage Bank (filed as Exhibit 2.1 to the Company's Form 8-K filed on July 15, 2004 and incorporated herein by reference)

3.1	Articles of Incorporation and Articles of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on February 17, 1999, as amended, and incorporated herein by reference, Commission File No. 333-72507)

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K filed on March 11, 2004, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)    REPORTS ON FORM 8-K

On April 21, 2004, the registrant filed on Form 8-K a press release dated April 21, 2004, announcing our first quarter 2004 earnings.

On May 20, 2004, the registrant filed on Form 8-K a press release dated May 20, 2004, announcing a quarterly cash dividend of $0.20 per share.

On June 3, 2004, the registrant filed on Form 8-K notification that on June 2, 2004, the Audit Committee of the Board of Directors of The Peoples Holding Company (the "Company"), plan sponsor of The Peoples Holding Company's 401(k) Plan ("the Plan"), dismissed Nail McKinney Professional Association ("Nail McKinney") as the independent auditors for the Plan and authorized the engagement of T. E. Lott & Company ("T. E. Lott") as the independent auditors for the Plan, effective immediately. The decision to change independent public accountants for the Plan was not the result of any disagreement with Nail McKinney with respect to any reporting or disclosure requirements applicable to the Plan. Nail McKinney voluntarily did not register itself with the Public Company Accounting Oversight Board and thus was not qualified to issue an audit opinion for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ THE PEOPLES HOLDING COMPANY
Registrant

/s/ E. Robinson McGraw
E. Robinson McGraw
President & Chief Executive Officer

DATE: August 9, 2004	/s/ Stuart R. Johnson
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