Form 10-Q
period 2004-09-30
PEOPLES HOLDING CO
filed 2004-11-09
CIK 715072

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

or

( )	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission File Number 1-13253

THE PEOPLES HOLDING COMPANY

(Exact name of the registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Common stock, $5 Par Value, 9,020,379 shares outstanding as of October 31, 2004.

THE PEOPLES HOLDING COMPANY
INDEX

PART 1. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Income - Three Months and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Item 4

Controls and Procedures

PART II. OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 6

Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$45,317	$45,134
Federal funds sold	4,130	--
Interest-bearing balances with banks	9,158	8,345

Cash and cash equivalents	58,605	53,479

Securities available-for-sale	384,550	414,270

Mortgage loans held for sale	1,502	1,643

Loans, net of unearned income	1,128,047	862,652
Allowance for loan losses	(16,309)	(13,232)

Net loans	1,111,738	849,420

Premises and equipment, net	32,751	31,696
Other assets	117,316	64,706

Total assets	$1,706,462	$1,415,214

Liabilities
Deposits:
Noninterest-bearing	$201,419	$154,079
Interest-bearing	1,135,882	979,852

Total deposits	1,337,301	1,133,931

Federal funds purchased	43,500	6,600
Advances from the Federal Home Loan Bank	92,902	90,987
Junior subordinated debentures	20,619	20,619
Other borrowed funds	15,702	7,366
Other liabilities	19,726	18,086

Total liabilities	1,529,750	1,277,589

Shareholders' equity
Common Stock, $5 par value - 15,000,000 shares authorized,
10,119,961 and 9,317,867 shares issued at September 30, 2004 and December 31, 2003, respectively; 9,018,145 and 8,194,526 shares outstanding at September 30, 2004 and
December 31, 2003, respectively	50,600	46,589
Treasury stock, at cost	(22,325)	(22,570)
Additional paid-in capital	67,772	40,257
Retained earnings	79,569	70,342
Accumulated other comprehensive income	1,096	3,007

Total shareholders' equity	176,712	137,625

Total liabilities and shareholders' equity	$1,706,462	$1,415,214

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPTEMBER 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income
Loans	$43,323	$42,960	$16,667	$14,025
Securities:
Taxable	9,105	7,145	2,974	2,048
Tax-exempt	3,344	3,406	1,098	1,115
Other	176	194	66	63

Total interest income	55,948	53,705	20,805	17,251

Interest expense
Deposits	12,827	14,606	4,613	4,571
Borrowings	3,121	2,227	1,189	733

Total interest expense	15,948	16,833	5,802	5,304

Net interest income	40,000	36,872	15,003	11,947
Provision for loan losses	1,629	2,169	636	799

Net interest income after provision for loan losses	38,371	34,703	14,367	11,148

Noninterest income
Service charges on deposit accounts	11,499	10,762	4,067	3,648
Fees and commissions	5,604	5,331	1,975	1,931
Insurance commissions	2,703	2,740	993	1,041
Trust revenue	1,728	1,341	658	378
Securities gains	109	109	51	7
Bank owned life insurance revenue	870	885	302	281
Merchant discounts	633	957	7	330
Gain on Sale of Merchant Business	1,000	--	--	--
Other	1,522	1,903	325	602

Total noninterest income	25,668	24,028	8,378	8,218

Noninterest expense
Salaries and employee benefits	24,651	22,107	9,106	7,386
Data processing	3,324	3,032	1,020	1,037
Net occupancy	2,727	2,514	1,006	897
Equipment	2,661	2,313	1,089	699
Other	10,715	10,017	3,989	3,314

Total noninterest expense	44,078	39,983	16,210	13,333

Income before income taxes	19,961	18,748	6,535	6,033
Income taxes	5,566	5,124	1,844	1,518

Net income	$14,395	$13,624	$4,691	$4,515

Basic and diluted earnings per share	$1.70	$1.64	$0.52	$0.55

Cash dividends declared per share	$0.61	$0.56	$0.21	$0.19

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
	(Unaudited)
Operating activities
Net cash provided by operating activities	$20,400	$19,939

Investing activities
Purchases of securities available-for-sale	(87,585)	(219,536)
Proceeds from sales of securities available-for-sale	62,246	39,479
Proceeds from calls/maturities of securities available-for-sale	79,715	145,251
Net (increase) decrease in loans	(87,040)	11,337
Proceeds from sales of premises and equipment	162	1
Purchases of premises and equipment	(2,413)	(4,287)
Net cash paid in business combinations	(23,674)	--

Net cash used in investing activities	(58,589)	(27,755)

Financing activities
Net increase in noninterest-bearing deposits	25,555	10,634
Net (decrease) increase in interest-bearing deposits	(7,810)	28,629
Net increase in short-term borrowings	38,772	1,318
Proceeds from Federal Home Loan Bank advances	1,130	--
Repayments of Federal Home Loan Bank advances	(9,982)	(9,483)
Proceed from other borrowings	1,484	--
Repayments of other borrowings	(12)	--
Acquisition of treasury stock	(1,423)	(4,592)
Cash dividends paid	(5,168)	(4,587)
Cash received on exercise of options	769	--

Net cash provided by financing activities	43,315	21,919

Increase in cash and cash equivalents	5,126	14,103
Cash and cash equivalents at beginning of period	53,479	58,741

Cash and cash equivalents at end of period	$58,605	$72,844

Supplemental disclosures:
Non-cash transactions:
Transfer of loans to other real estate	$971	$1,371
Transfer of premises and equipment to other assets	1,063	--

See Notes to Condensed Consolidated Financial Statements

THE PEOPLES HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
(in thousands, except share data)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Peoples Holding Company, the ("Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. In addition, the Company acquired Renasant Bancshares, Inc. ("Renasant") of Germantown, Tennessee, effective July 1, 2004; therefore, only the results of operations for Renasant from July 1, 2004, through September 30, 2004, are included in the respective Condensed Consolidated Statements of Income for the periods ended September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Certain amounts in prior periods have been reclassified to conform to the current presentation, and all dollar amounts are in thousands, except share data.

Note 2 Significant Accounting Policies

Mortgage Loans Held for Sale: Through the Company’s mortgage loan department, we enter into loan commitment agreements at the time that the commitments are made to the clients and investors based on a “best effort flow basis”. Under this arrangement, rates may be locked for up to thirty days with both the client and the investor. Under the best effort flow basis, if the loan fails to materialize, the Company does not incur risk of fulfilling the commitment. Commitments to the clients have not been accounted for as derivatives.

The policy of contractually locking in rates upon loan closing as indicated in Note A to the financial statements contained in the Company's Form 10-K for the year ended December 31, 2003 has been changed to contractually locking in rates to clients prior to closing. This change however has not been reflected in the accounting process and procedures at December 31, 2003. At September 30, 2004, the value of mortgage loan commitments was $56, comparable to prior periods. The value of unrecorded commitments at December 31, 2003 was $64. This amount had not been recognized in the Company's financial statements for the periods indicated under the guidelines of paragraph 3 of SFAS 149, but management has concluded that it did not have a material effect on the financial statements of the Company. We will recognize commitments prospectively in future periods.

Typically, mortgage loans held for sale are sold and settled within 30 days of closing.

Revenue Recognition for Certain Specialized Products: Revenues from the sale of annuities, insurance products and mutual funds are recognized at the time when commissions are paid to the Company by a third party provider. These commissions are earned from sales to clients when credited by the third party provider. The Company has no further obligation or liability to the client once the sale is made. Generally, the third party provider remits commissions to the Company on a monthly basis and assumes all future risk.

Insurance commissions are recognized as income when the insurance underwriter remits payment to the Company. Payment, based on sales, is remitted monthly by the underwriter. These commissions are earned from sales to clients when credited by the third party provider. Since contingency income is based on both volume and claims history for a one-year period, revenue is recorded as income at the time of receipt from the insurance underwriter. Contingency income is paid on an annual basis from the carrier.

Trust services revenue is accrued on a monthly basis based on the estimated annual revenue from client accounts. Each quarter, client accounts are evaluated to validate the accrual. If warranted, adjustments are made based on a change in estimate. Estimates may be adjusted due to changes related to the value of client accounts, the types of the accounts, and the services provided to clients.

Revenue from merchant banking activity is recorded when interchange fees are received through a monthly settlement from a clearing house. The amount of the revenue recorded as income is based on both the discount rate provided to the merchant and the volume of sales.

Bank Owned Life Insurance (BOLI) is an institutionally priced insurance product that is specifically designed for purchase by banks. BOLI is an employee life insurance policy purchased by The Peoples Bank & Trust Company, which is listed as the beneficiary. We purchased life insurance to provide a tax-advantaged accumulation of cash values. Revenue is reported based on cash value.

Note 3 Shareholders' Equity

On October 21, 2003, the board of directors authorized a three-for-two stock split effected in the form of a share dividend to shareholders of record on November 7, 2003. The three-for-two stock split was effected in the form of a stock dividend to comply with Mississippi law. All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the increased number of shares outstanding.

We are currently operating under a share buy-back plan authorized by the Company's board of directors in September 2002 which allows for the purchase of 418,157 shares of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of September 30, 2004, 174,439 shares of our common stock had been purchased and 243,718 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the third quarter of 2004, the Company reissued 66,457 shares from treasury for the exercise of stock options.

	Treasury Share Transactions for 2004
	Total shares repurchased	Average repurchase price per share	Total shares reissued	Average reissue price per share
January	--	--	--	--
February	5,100	$31.76	--	--
March	2,600	$31.65	--	--
April	--	--	--	--
May	--	--	--	--
June	--	--	--	--
July	24,400	$31.51	--	--
August	12,832	$31.59	--	--
September	--	--	66,457	$25.11

Total	44,932	$31.57	66,457	$25.11

On July 1, 2004, the Company issued 802,094 additional shares of its common stock in a cash and stock transaction to acquire Renasant. The value of the common stock issued was $27,720. The common stock issued by the Company was registered under the Securities Act of 1933, as amended.

The cash dividend declared for the third quarter of 2004 was $0.21 per share. This represents a 10.53% increase over the dividend declared during the third quarter of 2003, which was $0.19 per share. During 2004, we marked our eighteenth consecutive year of dividend increases. Total cash dividends paid to shareholders by the Company were $5,168 and $4,587 for the nine month periods ended September 30, 2004 and 2003, respectively. For the three month periods ended September 30, 2004 and 2003, total cash dividends paid to shareholders by the Company were $1,893 and $1,531, respectively.

Note 4 Recent Accounting Pronouncements

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies sponsoring postretirement benefit plans that provide prescription drug coverage. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 supersedes FSP 106-1 issued in January 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. First, the opportunity for retirees to obtain prescription drug benefits under new Medicare Part D could shift benefits and related costs out of employer plans, and second, employers that provide prescription drug benefits that are at least as valuable as those under Medicare Part D will be entitled to an annual subsidy from Medicare for each Medicare-eligible retiree who does not join Part D. The effective date for FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The Company adopted FSP 106-2 as of July 1, 2004. The adoption of this position did not have any significant impact on the Company's financial statements.

At its March 31, 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 concludes that a forward contract to issue an entity's own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity's common stock is a participating security, and therefore, earnings per share must be calculated using the two-class method under FASB Statement No. 28. EITF 03-6 must be applied in the first reporting period beginning after March 31, 2004, by restating previously reported earnings per share to apply the two-class method to any participating securities that were outstanding for any period presented in comparative financial statements. The adoption of EITF 03-6 did not have an impact on our earnings per share calculation.

At its March 17 - 18, 2004 meeting, the Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1 (ETIF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides a basic model to evaluate whether an investment within the scope of ETIF 03-1 is other-than-temporarily impaired. EITF 03-1 concludes that if an impairment is other-than-temporary, an impairment loss equal to the difference between the investment's cost and its fair value must be recognized. EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed until certain implementation issues are addressed. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. We do not expect the adoption of EITF 03-1 to have a material impact on our results of operation, financial position, or liquidity.

Note 5 Comprehensive Income

For the nine month periods ended September 30, 2004 and 2003, total comprehensive income was $12,484 and $11,811, respectively. For the three month periods ended September 30, 2004 and 2003, total comprehensive income was $8,568 and $3,222, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 6 Employee Benefit Plans

The following table provides the net pension cost and other benefit cost recognized for the three month and nine month periods ended September 30, 2004 and 2003.

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$--	$--	$18	$13	$--	$--	$50	$41
Interest cost	241	238	20	14	721	714	52	44
Expected return on plan assets	(311)	(289)	--	--	(935)	(867)	--	--
Prior service cost recognized	7	9	2	2	23	23	4	4
Recognized gains	98	80	13	7	280	242	23	19

Net periodic benefit cost (income)	$35	$38	$53	$36	$89	$112	$129	$108

Note 7 Net Income Per Common Share

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split effected in the form of a share dividend issued in 2003. Basic and diluted net income per common share calculations follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Basic
Net income	$4,691	$4,515	$14,395	$13,624

Net income applicable to common stock	$4,691	$4,515	$14,395	$13,624

Average common shares outstanding	8,977,549	8,240,519	8,453,886	8,310,464

Net income per common share - basic	$0.52	$0.55	$1.70	$1.64

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Diluted
Net income	$4,691	$4,515	$14,395	$13,624

Average common shares outstanding	8,977,549	8,240,519	8,453,886	8,310,464
Stock awards	65,146	18,630	36,783	13,091

Average common shares outstanding - diluted	9,042,695	8,259,149	8,490,669	8,323,555

Net income per common share - diluted	$0.52	$0.55	$1.70	$1.64

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The Company has no preferred stock to consider in this calculation.

Diluted net income per common share reflects the pro forma dilution assuming outstanding unexercised stock option awards were exercised into common shares. For the three month and nine month periods ended September 30, 2004 and 2003, approximately 74% of the options to purchase shares of common stock were dilutive because the fair value of the stock exceeded the option exercise price. If the option exercise price exceeds the fair value of the stock, there is an anti-dilutive effect on earnings per share. Consequently, those shares have not been included in the stock awards adjustment.

Note 8 Mergers and Acquisitions

Renasant Bancshares, Inc.

On July 1, 2004, the Company acquired 100% of the voting equity interests of Renasant, a bank holding company, in a business combination accounted for under the purchase method of accounting. The acquisition is an extension of the Company's existing geographical footprint and allows for the expansion of business into the rapidly growing markets of east Memphis, Germantown, and Cordova, Tennessee.

At June 30, 2004, Renasant, the parent of Renasant Bank, had total assets of approximately $221,000, total deposits of approximately $185,000, and total stockholders' equity of approximately $17,000. Renasant Bank operates two banking offices in Germantown and Cordova, both in Tennessee. Operations at Renasant's loan production office in Hernando, Mississippi, were shifted to The Peoples Bank & Trust Company, also a subsidiary of the Company, due to its established presence in DeSoto County.

The aggregate transaction value, including transaction expenses and the dilutive impact of Renasant's options and warrants assumed by the Company, was $60,281. The Company issued 802,094 shares of its common stock in the transaction. This stock was registered under the Sec Act of 1933, as amended. Renasant Bank has maintained its name and charter, now operating as a subsidiary of the Company, and the management and board of Renasant Bank has remained in effect. Two board members of Renasant Bank were added to the Company's Board.

The following table summarizes the allocation of purchase price to assets and liabilities acquired based on their fair values on July 1, 2004:

Allocation of Purchase Price for Renasant Bancshares, Inc. (dollars in thousands)
Purchase price:
Shares issued to Renasant common shareholders	802,094
Purchase price per share (based on exchange ratio of 1.117015)	$34.56

Value of stock paid		$27,720

Cash paid		26,127
Fair value of Renasant options and warrants		5,773
Transction Expenses		661

Total purchase price		$60,281

Net assets acquired:
Renasant's stockholders' equity		$17,038

Adjustments to reflect fair value of assets and liabilities acquired:
Investments	$(331)
Loans, net of unearned income	492
Other assets	(16)
Core deposit intangibles	5,021
Non-compete agreements	780
Deposits	(305)
FHLB Advances	67
Deferred income taxes	(2,132)

Net fair market value adjustments		3,576

Goodwill resulting from merger		39,667

Total purchase price		$60,281

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations of the Company as though the merger with Renasant had been completed as of the beginning of each period reported below.

Proforma Condensed Combined Statements of Income (In thousands, except share data)
	Three Months Ended	Nine Months Ended September 30,
	September 30, 2003	2004	2003
Net interest income	$13,801	$43,808	$42,339
Provision for loan losses	1,112	2,038	2,675
Noninterest income	8,406	26,001	24,262
Noninterest expense	14,706	48,429	44,386

Income before income taxes	6,389	19,342	19,540
Applicable income taxes	1,645	5,352	5,406

Net income	$4,744	$13,990	$14,134

Net income available to common shareholders	$4,744	$13,990	$14,134

Per common share information:
Net income - basic	$0.52	$1.56	$1.55

Net income - diluted	$0.51	$1.55	$1.52

Average common share outstanding - basic	9,061,332	8,986,664	9,129,584
Average common share outstanding - diluted	9,226,347	9,014,148	9,294,599

Heritage Financial Holding Corporation

The Company announced on July 15, 2004, the signing of a definitive merger agreement pursuant to which the Company will acquire Heritage Financial Holding Corporation, a bank holding company ("Heritage") headquartered in Decatur, Alabama. Heritage is the parent of Heritage Bank and, at June 30, 2004, had total assets of $546,000, total deposits of $399,000 and total stockholders' equity of $31,000. Heritage operates eight banking offices in Decatur, Huntsville, and Birmingham, all in Alabama.

Based on the Company's market close of $32.80 on July 14, 2004, the aggregate transaction value, including the dilutive impact of Heritage's options to be assumed by the Company, is approximately $73,700. The acquisition is expected to close in the first quarter of 2005 and is subject to regulatory and Heritage shareholder approval and other conditions set forth in the merger agreement.

Note 9 Segment Reporting

FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined in FASB No. 131) and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

The Company's internal reporting process is organized into three segments that account for the Company's principal activities: the delivery of financial services through its community banks in Mississippi(Peoples Bank); the delivery of financial services through its community banks in Tennessee (Renasant Bank); and the delivery of insurance services through its insurance agencies (Peoples Insurance). The Financial Services Division is a component included within Peoples Bank.

In order to more closely match expenses with revenues at the community bank level, excluding Renasant which is a separately chartered bank headquartered in Germantown, Tennessee, direct and indirect expenses and revenues are allocated to the respective community banks based on various factors, including percentage of loans, percentage of deposits, percentage of loans and deposits together, full-time equivalent employees, number of accounts serviced, and actual sales. All of the Company's products are offered to similar classes of customers and markets, are distributed using the same methods, and operate in similar regulatory environments.

Financial data by segment is not seperately discussed in this quarterly report because, with respect to the insurance segment, the net income generated by such segment is inmaterial to the Company's performance, and with respect to the Tennessee Community Bank segment, the bank composing this segment was not acquired until July, 2001.

For the Nine Months Ended September 30, 2004

	Peoples Bank	Renasant	Peoples Insurance	Other	Total

Net interest income	$38,012	$2,266	$2	$(280)	$40,000
Provision for loan losses	1,587	42	--	--	1,629

Net interest income after provision for loan loss	36,425	2,224	2	(280)	38,371

Noninterest income	22,652	217	3,088	(289)	25,668
Noninterest expense	39,741	1,759	2,400	178	44,078

Income before income taxes	19,336	682	690	(747)	19,961

Income taxes	5,738	259	249	(680)	5,566

Net income	13,598	423	441	(67)	14,395

Intersegment revenue (expense)	441	--	(441)	--	--

Segment assets	$1,426,162	$271,026	$5,276	$3,998	$1,706,462

For the Three Months Ended September 30, 2004

	Peoples Bank	Renasant	Peoples Insurance	Other	Total

Net interest income	$12,932	$2,266	$1	$(196)	$15,003
Provision for loan losses	594	42	--	--	636

Net interest income after provision for loan loss	12,338	2,224	1	(196)	14,367

Noninterest income	5,054	217	991	2,116	8,378
Noninterest expense	12,192	1,759	807	1,452	16,210

Income before income taxes	5,200	682	185	468	6,535

Income taxes	1,664	259	70	(149)	1,844

Net income	3,536	423	115	617	4,691

Intersegment revenue (expense)	115	--	(115)	--	--

Segment assets	$1,426,162	$271,026	$5,276	$3,998	$1,706,462

Note 10 Subsequent Events

The Company's subsidiary, The Peoples Bank & Trust Company, sold approximately $10,465 of commercial and commercial real estate loans on November 1, 2004. The loans were sold at a discount of approximately 15%. One credit for $640 was classified as nonperforming at September 30, 2004. While the remaining credits sold were not classified as nonperforming at September 30, 2004, they had declined below the desired credit standards of the Company. The sale of these loans resulted in a recovery of $612.

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

Financial Condition

Total assets for the Company increased from $1,415,214 on December 31, 2003, to $1,706,462 on September 30, 2004, representing an increase of 20.58%. Renasant's asset total at September 30, 2004, was $271,026, or 93.06% of the $291,248 increase in assets from December 31, 2003. The information contained in the ensuing paragraphs further discusses the increase in assets.

Cash and cash equivalents increased $5,126 from $53,479 at December 31, 2003, to $58,605 at September 30, 2004, and represented 3.43% of total assets at September 30, 2004, compared to 3.78% of total assets at December 31, 2003.

Our investment portfolio declined from $414,270 at December 31, 2003, to $384,550 at September 30, 2004. Our investment portfolio at September 30, 2004, includes $32,189 from Renasant. During this time span, we experienced greater demand for loans and modest growth in total deposits. As the investment portfolio declined, primarily due to routine maturities and calls of securities, the use of deposits was diverted to the loan portfolio. In addition, approximately $33,850 of securities were sold during June to meet liquidity requirements related to the acquisition of Renasant. These securities included obligations of U. S. Government agencies and corporations, mortgage-backed securities, obligations of states and political subdivisions, and trust preferred securities. At December 31, 2003, those securities had net unrealized gains of $835, which included two securities with unrealized losses totaling $23. The two securities, a mortgage-backed security and a floating rate trust preferred had a sales price of $4,131 and $2,005, respectively, resulting in a realized loss of $115 and a realized gain of $12, respectively, at June 30, 2004. The Company sold these securities in anticipation of cash needed to settle the Renasant acquisition. The Company sold the security on which it recorded the $115 loss as a result of rebalancing the portfolio, taking into consideration after tax yields. At September 30, unrealized losses of $4,060 were recorded on investment securities with a book value of $175,394. These unrealized losses are primarily attributable to interest rates. At September 30, 2004, our investment portfolio mix remained similar to December 31, 2003, with approximately 50% invested in mortgage-backed securities. We favor investments in collateralized mortgage obligations and mortgage-backed securities because of the cash flow these instruments provide for funding loan growth. Furthermore, yields are generally higher than yields on U. S. Treasury and U. S. Agency securities.

The loan balance at September 30, 2004, was $1,128,047, representing an increase of $265,395, or 30.77%, from $862,652 at December 31, 2003. Excluding Renasant's loan total of $180,024, loans increased $85,371, or 9.90%, from December 31, 2003 to September 30, 2004. New loans originated during 2004 totaled approximately $260,000, inclusive of loans originated by Renasant since July 1, 2004. The largest increases in loans were in 1-4 family real estate mortgages and commercial real estate mortgages, where new loans originated during 2004 were in excess of $78,000 and $75,000, respectively.

The increased loan originations during the first nine months of 2004 are attributed in part to improvements within the economy. We also established a greater presence in our DeSoto County market with the creation of a commercial lending office, the hiring of several seasoned loan officers, and the opening of our Horn Lake community bank, which increased our loans in that area. We believe that DeSoto County, located just south of Memphis, Tennessee, is one of the fastest growing counties in both Mississippi and the nation. Most of the additional loan officers were hired during the month of February. We also opened our Horn Lake community bank during February, and as a result, began to experience the impact of this expansion late in the first quarter. Of the total new loans generated in 2004, approximately 33% were originated in the Lee County area (which encompasses Tupelo, the location of the Company's headquarters), and 14% in the DeSoto County area. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	September 30, 2004	December 31, 2003	Dollar Variance	Percent Variance
Commercial, financial, agricultural	$177,018	$140,149	$36,869	26.31%
Lease financing	11,450	12,148	(698)	(5.30)
Real estate - construction	94,779	50,848	43,931	86.40
Real estate - 1-4 family mortgages	356,798	293,097	63,701	21.73
Real estate - commercial mortgages	394,386	280,097	114,289	40.80
Installment loans to individuals	93,616	86,313	7,303	8.46

Total loans, net of unearned	$1,128,047	$862,652	$265,395	30.77%

Renasant's loans at September 30, 2004, were as follows: $30,766 of commercial, financial, agricultural; $31,073 of real estate - construction; $32,029 of real estate - 1-4 family mortgages; $76,715 of real estate - commercial mortgages; and $9,441 of installment loans to individuals. Renasant loans as of September 30, 2004 are included in the table above.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Based on codes within the North American Industry Classification System, which provide comparability in statistics about business activity across North America, our loan portfolio at September 30, 2004, had no significant concentrations of loans other than presented in the categories in the table above.

Our year-to-date average loan to deposit ratio was 78.18% at September 30, 2004, compared to 74.99% at December 31, 2003. The same ratio for the third quarter of 2004 was 82.46%, up from 77.16% for the second quarter of 2004. The improvement in this ratio reflects an increase in average loans inclusive of Renasant. At September 30, 2004, Renasant's quarterly average loan to deposit ratio was 94.25%, which resulted in a 0.51% increase to the Company's quarterly average loan to deposit ratio.

Other assets increased $52,610 from $64,706 at December 31, 2003, to $117,316 at September 30, 2004. The increase reflects $39,667, $5,021, and $780 of goodwill, core deposit intangibles, and noncompete agreements, respectively, recorded July 1, 2004, with the acquisition of Renasant. The core deposit intangibles and noncompete agreements are being amortized over seven and five years, respectively. Other increases are primarily attributable to the Renasant acquisition. These increases include fixed assets, software, BOLI, deferred tax assets and accrued interest receivable.

Total deposits increased $203,370 from $1,133,931 on December 31, 2003, to $1,337,301 on September 30, 2004, or 17.93%. Renasant, with intercompany eliminations, accounted for $192,250 of the increase. Two of the largest components of our deposit growth, excluding Renasant, were demand deposits and non-public interest bearing transaction accounts, which increased $22,958 and $23,619, respectively, from December 31, 2003, to September 30, 2004. The growth in demand deposits and non-public interest bearing transaction accounts is primarily attributed to the continuation of Haberfeld Associates' High Performance Checking Account Marketing Program, which we implemented during the second quarter of 2003. The intent of this program is to attract and retain new deposit clients in a cost efficient manner for the Bank, providing greater cross-sales opportunities. This program provides the client with a choice of seven value-priced transaction accounts. The cornerstone of this program is the free, full-service checking account.

The increase in demand deposits and non-public interest bearing transaction accounts was partially offset by decreases in public fund interest bearing transaction accounts and time deposits. These deposit types, exclusive of Renasant, decreased $6,060 and $35,233, respectively, from December 31, 2003, to September 30, 2004. These accounts are included in interest bearing deposits on the Condensed Consolidated Balance Sheets contained herein. Approximately 37% of the decrease in time deposits is attributable to public fund time deposits. Public funds may be readily obtained based on the Company's aggressiveness in pricing, and is only one of a number of alternatives that the Company evaluates to meet its liquidity needs. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk. Interest spread is the difference between the interest earned on earning assets and the interest paid on costing liabilities. Because we are cognizant of interest spread, funds are only acquired when needed and at a rate that is prudent under the circumstances. Normally, public fund time deposits are higher costing due to the volume of the deposits, and in the fact that they are obtained through a bid process. If demand for those funds rises, the cost of those deposits increases and vice versa. As an alternative that may be noted in the accompanying balance sheets, the Company has $43,500 in federal funds purchased at September 30, 2004, due to the increase in loan volume that has been mentioned throughout this report. As a result, we began bidding more competitively on public fund accounts before the close of the third quarter. Our average interest bearing deposits as a percentage of total average deposits have increased slightly from 85.96% at December 31, 2003, to 86.04% at September 30, 2004, due partly to the mix of deposits acquired with Renasant.

The treasury tax and loan note account, which is included in other borrowed funds on the Condensed Consolidated Balance Sheets contained herein, increased from $6,958 at December 31, 2003, to $8,830 at September 30, 2004. This balance is contingent on the amount of funds we pledge as collateral for the treasury tax and loan note deposits as well as the Federal Reserve’s need for funds.

We continue to utilize advances from the Federal Home Loan Bank (FHLB) to minimize interest rate risk. In order to mitigate interest rate risk, long term fixed rate loans have been match-funded with FHLB borrowings. Advances from the FHLB increased from $90,987 at December 31, 2003, to $92,902 at September 30, 2004. The increase is due to our acquisition of Renasant, which had $8,811 in FHLB advances at September 30, 2004. At September 30, 2004, the weighted average maturity of the FHLB advances was four years and four months while the weighted average rate was 3.35%. During the third quarter of 2004, we made principal payments of $4,697 to the FHLB.

During the fourth quarter of 2003, we formed PHC Statutory Trust I with U. S. Bank National Association for the purpose of issuing corporation- obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $20,000 issue provided us funds for the acquisition of Renasant and operating capital. In order to offset the amortization of approximately $370 in issuance cost associated with issuing $20,000 in trust preferred securities, we borrowed $25,000 from the Federal Home Loan Bank in December 2003, and purchased $25,000 in securities. The transaction resulted in a positive spread of approximately 1.60% between the securities and the debt. The term of the debt from the Federal Home Loan Bank is for five years. The interest rate, which floats with three-month Libor, was 1.14% at December 31, 2003. The securities consisted of two, seven-year maturity, U. S. Government Agency securities with a coupon rate of 2.77%, and a Collateralized Mortgage Obligation which floats with one-month Libor at a coupon rate of 2.62%.

The equity capital to total assets ratio was 10.36 and 9.72% at September 30, 2004 and December 31, 2003, respectively. Capital increased $39,087, or 28.40%, from December 31, 2003, to September 30, 2004, primarily as a result of the Renasant acquisition which increased capital $32,043. Other factors contributing to the change in capital include current year earnings, treasury stock purchases, cash dividends declared, and unrealized security portfolio gains.

Results of Operations

Summary

Net income for the nine month period ended September 30, 2004, was $14,395. This represented an increase of $771, or 5.66%, from net income of $13,624 for the nine month period ended September 30, 2003. Renasant, which was acquired July 1, 2004, contributed $423 to the 2004 net income. Basic and diluted earnings per share for the nine month period ended September 30, 2004, were $1.70. This represented an increase of 3.66% from basic and diluted earnings per share of $1.64 for the comparable period a year ago. The acquisition of Renasant had a $0.02 per share dilutive impact on earnings for the first nine months of 2004.

Net income for the first nine months of 2004 included an after-tax gain of $617 realized from the sale of our merchant card business to Atlanta-based Nova Information Systems, Inc. effective June 1, 2004. The impact of this transaction on year-to-date basic and diluted earnings per share was $0.08. We will continue to receive revenue from Nova Information Systems for new business referrals; however, these referral fees will be significantly less than the merchant discount fees.

Net income for the nine month period ended September 30, 2004, excluding net income from Renasant and the after-tax gain from the sale of our merchant business, decreased $269, from $13,624 for the same period of 2003. Our emphasis remains on usual and customary deposit gathering and lending operations, improvements in loan quality, and effective and efficient delivery of specialized products to our clients, which we believe is necessary to improve earnings and continue client satisfaction.

Net income for the three month period ended September 30, 2004, was $4,691. This represented an increase of $176, or 3.90%, from net income of $4,515 for the three month period ended September 30, 2003. Renasant contributed $423 in after tax earnings for the third quarter of 2004. We also incurred $181 in net merger-related expenses related to Renasant during the third quarter of 2004. These expenses include amortization of fair value adjustments and amortization of core deposit intangibles. Basic and diluted earnings per share for the three month period ended September 30, 2004 were $0.52. This represented a decrease of 5.45% from basic and diluted earnings per share of $0.55 for the comparable period a year ago. The acquisition of Renasant had a $.02 per share dilutive impact on earnings for the third quarter of 2004.

The annualized return on average assets and the annualized return on average equity are presented in the table below.

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Return on average assets	1.26%	1.33%	1.12%	1.31%
Return on average equity	12.53	13.45	10.49	13.31
Return on average tangible assets	1.28	1.33	1.15	1.32
Return on average tangible equity	14.52	14.10	14.68	13.93

The annualized returns on average tangible assets and average tangible equity exclude the effects of intangible assets and related amortization expenses.

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

Net interest income for the nine month periods ended September 30, 2004 and 2003, was $40,000 and $36,872, respectively. Average earning assets and the resulting earning asset ratios for the same periods were $1,375,497 and $1,240,325, and 90.41% and 90.63%, respectively. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2004, declined to 4.12% from 4.25% for the comparable period in 2003. Our margin declined 44 basis points due to the repricing of loans at lower rates. The decline in margin resulting from the repricing of loans was offset somewhat by an improvement of 4 basis points from the investment portfolio as a result of the additional average volume. Our cost of funds decreased 27 basis points, primarily due to time deposit repricing, impacting margin favorably by 26 basis points. The percentage of average loans to average earning assets increased from 69.53% at September 30, 2003, to 69.65% at September 30, 2004, due to increased loan demand and the larger concentration of loans within the earning asset mix of Renasant.

Net interest income for the three month periods ended September 30, 2004 and 2003, was $15,003 and $11,947, respectively. Average earning assets and the resulting earning asset ratios for the same periods were $1,505,190 and $1,250,332, and 89.52% and 90.80%, respectively. On a tax equivalent basis, net interest margin for the three month period ended September 30, 2004, increased to 4.16% from 4.08% for the comparable period in 2003. For the quarter ended September 30, 2004, compared to the same period of 2003, a decline in loan rates mitigated the effects of increased loan volume, causing a decrease in margin of 6 basis points. The investment portfolio had a minimal impact on margin, while our cost of funds improved margin 15 basis points. Rate and volume changes in time deposits impacted margin favorably by 20 basis points. This was offset by 8 basis points due to increased volume in borrowed funds. On a quarterly basis, average loans as a percentage of average earning assets increased from 69.03% at September 30, 2003, to 73.30% at September 30, 2004, due to increased loan demand and the larger concentration of loans within the earning asset mix of Renasant.

See Note 2 - Significant Accounting Policies to the Condensed Consolidated Financial Statements for discussion and analysis of the Company's mortgage loans held for sale portfolio and recognition of related income.

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

The provision for loan losses decreased to $1,629 for the first nine months of 2004 from $2,169 for the same period of 2003. At September 30, 2004, 1.29% of gross loans were past due 30 to 89 days, compared to 1.44% at September 30, 2003. Accruing loans past due 90 days or more were 0.18% and 0.49% of gross loans at September 30, 2004 and 2003, respectively, while nonaccural loans were 0.50% and 0.40% of gross loans for the same periods, respectively. Nonaccrual loans at September 30, 2004, were $5,626, or $2,269 more than at September 30, 2003. A portion of a large credit was classified as an accruing loan 90 days or more past due at September 30, 2003. At December 31, 2003, all of this credit was classified as nonaccrual. Approximately 73% of the nonaccrual balance at September 30, 2004, is due to this particular credit. The balance of this loan at September 30, 2004, totaled $4,103, and included a related specific reserve of $615. This credit is secured by income producing real estate which the Company currently believes is adequately reserved. This credit continues to be monitored for impairment.

For the first nine months of 2004, net charge-offs were $1,397, or 0.19% annualized as a percentage of average loans. Net charge-offs for the same period in 2003 were $1,135, or 0.18% annualized as a percentage of average loans. The level of net charge-offs is consistent with our strategic goal. The loan loss provision expressed as a percent of net charge-offs was 116.61% and 191.10% at September 30, 2004 and 2003, respectively. Most of the charge-offs for 2004 were on loans that were previously impaired or graded so that reserves carried on those loans were adequate to cover charge-offs.

The provision for loan losses decreased 20.40% to $636 for the third quarter of 2004 from $799 for the third quarter of 2003 as a result of improved credit quality. For the third quarter of 2004, net charge-offs were $324, or 0.12% annualized as a percentage of average loans, compared to $498, or 0.23% annualized as a percentage of average loans for the third quarter of 2003. For the three months ended September 30, 2004 and 2003, the loan loss provision expressed as a percent of net charge-offs was 196.30% and 160.44%, respectively.

There have been no material changes in assumptions or estimation techniques as compared to prior periods that have impacted the determination of the current period allowance for loan losses. The allowance for loan losses as a percentage of loans was 1.45% at the end of the third quarter 2004 compared to 1.53% and 1.56% at December 31 and September 30, 2003, respectively. Loans are assigned quality grades from 1 to 9, with 1 having no required reserve and 9 requiring 100% of the balance to be reserved. Problem loans are typically impaired and reserved for based upon the difference in the collateral value less disposal costs and the credit amount, inclusive of interest. Non-performing loans as a percentage of total loans decreased to 0.68% at September 30, 2004, from 0.85% and 0.89% at December 31 and September 30, 2003, respectively. The non-performing loan coverage ratio was 212.36% at September 30, 2004 compared to 181.09% and 175.88% at December 31 and September 30, 2003, respectively. Over one half of our nonperforming loan ratio is related to a single credit, which is described in the second paragraph under this caption.

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of September 30, 2004, December 31, 2003, and September 30, 2003.

Allocation of Allowance for Loan Losses
	September 30, 2004	December 31, 2003	September 30, 2003
Specific reserves	$ 1,495	$ 2,630	$ 1,895
Allocated reserves based on loan grades	14,814	10,584	11,336
Unallocated reserves	--	18	6
Total Reserves	$16,309	$13,232	$13,237

Impaired loans and the specific reserves held on those loans were $4,432 and $1,495, respectively, at September 30, 2004.

The tables below present information and ratios regarding loans and credit quality.

Loans and Credit Quality
	Loans* September 30,		Nonperforming Loans** September 30,		Net Charge-offs Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Commercial, financial, agricultural	$177,018	$135,856	$1,104	$446	$734	$276
Lease financing	11,450	13,160	107	26	--	--
Real estate - construction	94,779	44,475	304	141	--	--
Real estate - 1-4 family mortgage	356,798	293,867	5,152	5,038	402	258
Real estate - commercial mortgage	394,386	267,191	835	1,708	63	343
Consumer	93,616	88,989	178	167	198	258

	$1,128,047	$843,538	$7,680	$7,526	$1,397	$1,135

* Net of unearned income.

** Nonperforming loans include loans on nonaccrual and loans past due 90 days or more and still accruing.

Allowance for Loan Losses
	2004			2003
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$13,152	$13,274	$13,232	$13,237	$12,936	$12,666	$12,203
Renasant acquisition	2,845	--	--	--	--	--	--
Loans charged off	471	681	484	615	542	403	483
Recoveries of loans previously charged off	146	71	21	66	44	70	179

Net Charge-offs	325	610	463	549	498	333	304
Provision for loan losses	636	488	505	544	799	603	767

Balance at end of period	$16,309	$13,152	$13,274	$13,232	$13,237	$12,936	$12,666

Allowance for loan losses to total loans	1.45%	1.45%	1.50%	1.53%	1.57%	1.52%	1.49%
Reserve coverage ratio	212.36	177.39	142.67	181.09	175.88	295.61	455.28
Net charge-offs to total loans	0.03	0.07	0.05	0.06	0.06	0.04	0.04
Nonperforming loans to total loans	0.68	0.82	1.05	0.85	0.89	0.51	0.33

Management's decision to reduce the provision charged to expense for the nine and three month periods ended September 30, 2004, compared to the same periods of 2003 is based on improvements in the reserve coverage ratio, the ratio of 30 days or more past due loans to total loans, the ratio of non-performing loans to total loans, and a low percentage of net charge-offs to average loans.

Noninterest Income

Noninterest income, excluding gains from the sales of securities and from the sale of the merchant business, was $24,559 for the nine month period ended September 30, 2004, compared to $23,919 for the same period in 2003, or an increase of 2.68%. For the nine month period ended September 30, 2004, Renasant contributed $166, or 0.68%, to noninterest income, excluding gains from the sales of securities and from the sale of the merchant business.

Service charges on deposits were $11,499 for the first nine months of 2004, an increase of $737, or 6.85%, over $10,762 for the nine month period ended September 30, 2003. Service charges represent the largest component of noninterest income. Excluding time deposits and deposits of Renasant, deposits increased $46,352, or 7.60%, over the first nine months of 2004 as compared to the same period in 2003. This increase, which includes the value-priced transaction accounts offered through Haberfeld Associates' High Performance Checking Marketing Program (HPC), resulted in $1,611 of account maintenance fees for the nine month period ended September 30, 2004, a decrease of $278 from $1,889 for nine month period ended September 30, 2003. Overdraft fees were $9,415 for the nine month period ended September 30, 2004, an increase of $1,069 compared to the same period in 2003. This increase is also attributed to non-public transaction deposit growth. The fee for insufficient funds remained the same throughout 2003 and 2004.

Fees and commissions were $5,604 and $5,331 for the nine month periods ended September 30, 2004 and 2003, respectively. Various fee income accounts are included in fees and commissions, including debit card and ATM fees, which were $1,112 and $322, respectively, for the first nine months of 2004. This represented increases of $354 and $72, or 46.74% and 28.85%, respectively, compared to the same period of 2003. This increase is attributable to the increase in the number of cardholders as a result of our implementation of HPC. For the nine month period ended September 30, 2004, mortgage loan fees and title insurance fees were $334 and $146, respectively, compared to $831 and $329, respectively, for the same period of 2003. This decrease occurred because the mortgage loan business was not as strong during 2004 compared to 2003. In 2003, the refinancing sector of the mortgage loan business was strong, particularly in the second and third quarters. Revenue from loan prepayment penalties was $177 for the first nine months of 2003 compared to $0 for the same period in 2004. As a result of strong growth in non-mortgage loans during 2004, document preparation fees for the nine months ended September 30, 2004, were $1,322, or $227 greater than the same period in 2003. Other fee accounts that improved due to the boost in non-mortgage loan demand included fees from loan originations, loan discounts, and loan inspections, which increased $56, $66, and $47, respectively, for the nine month period ended September 30, 2004, from $605, $140, and $43, respectively, for the same period in 2003.

The Financial Services division for the Company includes four departments which are located at the Company’s headquarters: trust, financial services, a benefits group and wealth management. The financial services department within this division consists of licensed agents who sell annuities, mutual funds, stocks, and both term and permanent life insurance. While this department typically works independently from trust and wealth management, referrals to those areas may be made if the client’s needs would be more appropriately met by other product lines. Revenue, excluding departmental expenses, from the financial services department earned from the sale of annuities and mutual funds for the first nine months of 2004 were $474, or $69 greater than the same period of 2003. We sell annuities, mutual funds, and stocks through a third party provider. See Note 2 to the financial statements for a discussion of our arrangement with the third party provider. While we offer both fixed and variable annuities, sales in fixed annuities account for approximately 99% of the total annuity sales and represent approximately 71% of the total revenue generated by our financial services department. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all who receive an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families and accounted for approximately 17% of the revenue generated from the financial services department. Commission from the sale of both annuities and mutual funds are reported in the Condensed Consolidated Statements of Income in the account line “Fees and Commissions.”

The benefits group focuses on providing a product line to assist corporate clients with succession planning, as well as offering such other products as disability insurance. These services are provided through an outsourcing arrangement with a third party in which the Company receives commission based on their sales volume. The benefits group revenue was $18 for the nine month period ended September 30, 2004, compared to $13 for the same period of 2003.

Revenue from the financial services department and the benefits group is reported in the Consolidated Statements of Income in the noninterest income section in the line account “Other.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department of the Company manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Trust revenue for the first nine months of 2004 was $1,728, or $387 greater than the same period of 2003.

The market value of assets under management as of September 30, 2004 and 2003 was $345,042 and $321,175, respectively, an increase of approximately 7% from the prior year. New business for 2004 has resulted in an increase of approximately 7.6%. Market appreciation of approximately .4% has been offset by the decrease due to accounts lost in 2004 of .6%

Our wealth management department works in conjunction with retail banking with more affluent clients. These clients are offered a full line of deposit and loan products, financial planning, and cash management services. Revenue earned from the wealth management department may be derived from a number of sources and is recorded in the Consolidated Statements of Income in line accounts “Interest Income-Loans,” “Interest Expense-Deposits,” and in the noninterest income section in line accounts “Service Charges on Deposit Accounts,” “Fees and Commissions,” “Insurance Commissions,” “Trust Revenue,” and “Other.”

While revenue earned by the Wealth Management Department is derived from a variety of sources as identified above, the largest component of this department's revenue is trust revenue. The department generated $169 for the nine month period ended September 30, 2004, compared to $11 for the comparable period for 2003. All trust revenue is reported under the trust department.

On June 1, 2004, we sold our interest in, and rights to future revenue on credit card merchant agreements involving point of sale based credit card, debit card and other card-based transaction processing services and electronic payment and settlement services to Nova Information Systems, Inc., a Georgia corporation. The sale involved approximately 1,000 credit card merchant processing accounts along with an insignificant amount of hardware consisting of approximately 150 credit card terminals and printers. In connection with the sale, Nova Information Systems, Inc. assumed financial liability for merchant transactions from the date of the sale. The financial impact of this transaction was a $1,000 gain recognized in noninterest income. On average we had received $134 monthly in merchant discount revenue; our receipt of this revenue ceased in June due to the sale. Merchant discount revenue for the nine month period ended September 30, 2004, was $633, down $324 from $957 for the same period of 2003. While we no longer receive merchant discount revenue, we do receive referral fees from the acquirer, which are significantly less than the merchant discount fees.

Components of other noninterest income include contingency income related to our insurance subsidiary, which was $382 for the nine month period ended September 30, 2004, or $254 greater than $128 for the same period of 2003. Contingency income is based on both the premium volume with each individual insurance company and the amount of claims paid from each of those companies. Income fluctuates if the claims experience changes from year to year.

As further evidence of a slow down in mortgage loans, gains from sales of mortgage loans, which are also included in other noninterest income, were $417 for the nine month period ended September 30, 2004, a decrease of $638 from the same period of 2003.

For the three month period ended September 30, 2004, noninterest income, excluding gains from the sales of securities, was $8,327, compared to $8,211 for the same period in 2003, an increase of 1.41%. Renasant's contribution to noninterest income for the three month period ended September 30, 2004, excluding gains from sales of securities, was $166, or 1.98% of total noninterest income for the quarter.

Service charges on deposit accounts during the third quarter of 2004 were $4,067, an increase of $419, or 11.49%, from $3,648 for the three month period ended September 30, 2003. Deposit growth was a major factor in the increase, as overdraft fees for the third quarter of 2004 were $3,391, an improvement of $474 over the same period of 2003. Service charges represented the largest category of noninterest income.

Fees and commissions for the three month period ended September 30, 2004, were $1,975, up $44 from the comparable period during 2003. Debit card and ATM fees were $400 and $113, or up 62.60% and 26.97%, respectively, for the third quarter of 2004 from $246 and $89, respectively, for the same period of 2003. Our cardholders have increased as a result of HPC. For the third quarter of 2004, mortgage loan fees and title insurance fees were $116 and $49, respectively, compared to $321 and $124 for the third quarter of 2003, respectively. During the third quarter of 2003, the refinancing sector of the mortgage loan business was strong. Revenue from loan prepayment penalties was $176 for the three month period ended September 30, 2003, compared to $0 for the same period of 2004. Document preparation fees for the three month period ended September 30, 2004, were $458, or $82 greater than the same period in 2003 as a result of strong growth in non-mortgage loans during 2004. Other fee accounts that improved due to the boost in non-mortgage loan demand included fees from loan originations and loan discounts, which were $244 and $83, respectively, for the third quarter of 2004, compared to $195 and $39, respectively, for the third quarter of 2003.

Merchant discount fees for the three month period ended September 30, 2004, were $7, down $323 compared to the same period of 2003, as a result of the sale of merchant business during June 2004. Gains from sales of mortgage loans were $139 for the third quarter of 2004, a decrease of $336 from the same period of 2003.

Noninterest Expense

Noninterest expense was $44,078 for the nine month period ended September 30, 2004, compared to $39,983 for the same period in 2003, an increase of 10.24%. Renasant's contribution to noninterest expense for 2004 was $1,759, representing 42.95% of the increase in noninterest expense.

Salaries and employee benefits for the nine month period ended September 30, 2004, were $24,651, or $2,544 greater than the same period last year. Excluding Renasant, salaries and employee benefits for the nine month period ended September 30, 2004, were $23,756, or $1,649 greater than the same period last year. Salaries were $17,417 for the nine month period ended September 30, 2004, an increase of $1,593 compared to $15,824 for the same period of 2003. This increase was related to Renasant, normal rate increases, and other staff additions, including the hiring of additional loan officers for two new locations in one of our fastest growing markets, Desoto County, Mississippi. Renasant has approximately 50 employees, and contributed $627 to salary expense during 2004. For the first nine months of 2004, expenses related to employee incentives and pensions were $1,134 and $962, or $172 and $317 higher, respectively, compared to the same period of 2003. Over the same periods, health insurance costs and stock option costs were $2,164 and $383, or $111 and $130 higher, respectively.

Data processing costs for the nine month period ended September 30, 2004, were $3,324, an increase of $292 compared to the same period last year as the result of continued technological enhancements, increased account volume as a result of the HPC program, and increased processing volume of ATM cards. However, in the third quarter of 2004 we did experience a decline in data processing costs in the amount of $17 due to the sale of our merchant business which occurred in June 2004. Net occupancy expense and equipment expense for the nine month period ended September 30, 2004, increased $213 and $348, respectively, from $2,514 and $2,313, respectively, over the comparable period for the prior year, primarily due to additional depreciation and expenses related to Renasant and to opening three new offices in 2004. We opened a commercial lending office and the Horn Lake community bank in DeSoto County and our Fair Park office in Lee County.

Several factors contributed to the increase in other noninterest expense for the nine month period ended September 30, 2004, compared to the same period of 2003. We incurred expenses of $748 during the first nine months of 2004 related to the HPC program, compared to $550 during the first nine months of 2003, or an increase of $198. During 2004, we also recorded $264 of core deposit intangible amortization related to Renasant.

Significant components of other noninterest expense include the following:

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Professional Fees	$1,645	$1,690
Marketing	1,448	1,365
Supplies and Postage	1,373	1,394
Telephone and Data Lines	947	972
Core Deposit Intangible Amortization	4,715	4,226
Other	587	370
Total	$10,715	$10,017

Noninterest expense as a percentage of average assets was 3.86% for the nine month period ended September 30, 2004, and 3.90% for the comparable period in 2003. We anticipate a continued positive impact on the future through our investments in personnel, technology, and programs such as High Performance Checking. The net overhead ratio was 1.71% for the first nine months of 2004 and 2003. The net overhead ratio is defined as noninterest expenses less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 65.78% for the nine month period ended September 30, 2004, compared to 63.05% for the same period of 2003. We anticipate improvements in these ratios as we improve our operating efficiencies and take advantage of the income opportunities provided through Renasant.

Income tax expense was $5,566 for the nine month period ended September 30, 2004, (with an effective tax rate of 27.88%) compared to $5,124 (with an effective tax rate of 27.33%) for the same period in 2003. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

For the three month period ended September 30, 2004, noninterest expense was $16,210 compared to $13,333 for the same period in 2003, or an increase of 21.58%. Renasant's contribution to noninterest expense for the three month period ended September 30, 2004, was $1,759, representing 61.14% of the increase in noninterest expense.

Salaries and employee benefits for the three month period ended September 30, 2004, were $9,106, or $1,720 greater than the same period last year. Excluding Renasant, salaries and employee benefits for the three month period ended September 30, 2004, were $8,211, or $824 greater than the same period last year. The $873 increase in salaries from $5,430 for the third quarter of 2003 compared to the same period of 2004 was related to Renasant, normal rate increases and other staff additions, including the additional loan officers which were hired for the two new locations in Desoto County, Mississippi. Renasant contributed $627 to salary expense during the third quarter of 2004. Expenses related to employee incentives and pensions were $524 and $642, respectively, for the third quarter of 2004, an increase of $153 and $183, respectively, over the third quarter of 2003. For the three months ended September 30, 2004, health insurance costs and stock option costs were $820 and $128, respectively, or $267 and $95 higher, respectively, than the same period of 2003.

Data processing costs for the three month period ended September 30, 2004, were $1,020, a decrease of $17 compared to the same period last year. This decrease is primarily the result of the sale of our merchant business during June 2004. Net occupancy expense and equipment expense for the three month period ended September 30, 2004, was $1,006 and $1,089, respectively, an increase of $109 and $390, respectively, over the comparable period for the prior year. These increases were primarily due to additional depreciation and expenses related to Renasant and to opening three new offices in 2004 as previously discussed.

Several factors contributed to the increase in other noninterest expense for the three month period ended September 30, 2004, compared to the same period of 2003. The increase resulted primarily from Renasant expenses, including $264 of core deposit intangible amortization.

Significant components of other noninterest expense include the following:

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003
Professional Fees	$555	$561
Marketing	532	489
Supplies and Postage	468	479
Telephone and Data Lines	348	332
Core Deposit Intangible Amortization	1,723	1,330
Other	363	123
Total	$3,989	$3,314

Noninterest expense as a percentage of average assets was 3.86% for the three month period ended September 30, 2004, and 3.87% for the comparable period in 2003. The net overhead ratio was 1.88% for the third quarter of 2004, compared to 1.49% for same period during 2003. Our efficiency ratio increased to 67.41% for the three month period ended September 30, 2004, compared to 63.39% for the same period of 2003.

Income tax expense was $1,844 for the three month period ended September 30, 2004, (with an effective tax rate of 28.22%) compared to $1,518 (with an effective tax rate of 25.16%) for the same period in 2003. An adjustment was made during the third quarter of 2003 for allowable tax deductions resulting from changes made within the Company's 401(k) plan during 2003.

Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of money markets is a key to assuring liquidity. When evaluating the movement of these funds even during times of large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs, as evidenced by our increase in deposits in the first nine months of 2004, even when our acquisition of Renasant is excluded. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets. The target set for the liquidity ratio is equal to or greater than 8%, and the target established for the potentially volatile liabilities ratio is equal to or less than 20%. These targets are set to ensure that we meet the liquidity requirements deemed necessary by management.

Other sources available for meeting our liquidity needs are available-for-sale securities and mortgage loans held-for-sale. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds sold and interest bearing balances with the FHLB. We also maintain approximately $35,000 of established lines of credit with other commercial banks. These are unsecured lines of credit maturing at various times within the next twelve months. We have a line of credit with the FHLB of approximately $268,980, including the long term advances currently outstanding. Interest is charged at the market federal funds rate on all advances. Short term advances from the FHLB are included in Federal Funds Purchased, which had an outstanding balance of $43,500 at September 30, 2004. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs. The total amount of credit available to us from the FHLB is $282,252. As of September 30, 2004, our outstanding balance with the FHLB was $92,902.

At September 30, 2004, our total cost of funds, including noninterest bearing demand deposit accounts, was 1.58%, down from 1.85% at September 30, 2003. Noninterest bearing demand deposit accounts made up approximately 12.6% of our average total deposits and borrowed funds at that date, comparable to 13.05% at September 30, 2003. Management targets growth of non-interest bearing deposits. Transaction accounts, money market accounts and savings accounts made up approximately 38% of our funds and had an average cost of 0.87%. Another significant source of funds was time deposits, making up approximately 40% of the total with an average cost of 2.35% for 2004, compared to 44.7% of the total with an average cost of 2.67$ at September 30, 2003. We have also discussed our use of FHLB advances to match-fund loans with advances having similar terms (maturity dates and cash flow) and lock in a spread on the funds. These are typically used for clients who prefer longer-term fixed rate loans. FHLB advances made up approximately 7% of our average total deposits and borrowed funds with an average cost of 3.25%. We try to mitigate interest rate risk, considering funding sources that are commensurate with the interest rate risk associated with the assets. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit specials we offer. In the deposit discussion of the MD&A, we mention that public funds may be readily obtained based on our aggressiveness in pricing. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $58,605 at September 30, 2004, compared to $72,844 at September 30, 2003. For the nine month periods ending September 30, 2004 and 2003, cash and cash equivalents increased $5,126 and $14,103, respectively, from beginning of period totals.

Cash used in investing activities included in the Condensed Consolidated Statement of Cash Flows for the nine month period ended September 30, 2004, was $58,589, compared to $27,755 for the same period of 2003. The primary contribution to this increase was $23,674 of net cash paid by the Company for the acquisition of Renasant during 2004. Our cash used for the investment portfolio declined during 2004, as evidenced by $87,585 of security purchases and $141,961 of proceeds from calls, maturities, and sales of investments during the first nine months of 2004, compared to $219,536 of security purchases and $184,730 of proceeds from calls, maturities, and sales of investments for the comparable period of 2003. The net cash flow from investment portfolio activity was an inflow for 2004 of $ 54,376, compared to an outflow of cash for 2003 of $34,806, or a net change of $89,182. Investment portfolio activity decreased as loan demand increased, resulting in a shift in earning asset types. Cash used in funding additional loan volume for the first nine months of 2004 was $87,040.

Cash provided by financing activities included in the Condensed Consolidated Statment of Cash Flows for the nine month period ended September 30, 2004, was $43,315, compared to $21,919 for the same period of 2003. At September 30, 2004, the Company had $43,500 in federal funds purchased. This represents the majority of our increase in short-term borrowings.

The Company acquired Renasant on July 1, 2004. The aggregate transaction value, including deal charges and the dilutive impact of Renasant's options and warrants assumed by the Company, was approximately $60,281. In accordance with the merger agreement, the Company delivered to Renasant shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Renasant common stock owned by a shareholder. The cash portion of the merger consideration was $26,127, and was funded with proceeds from issuance of Junior Subordinated Debentures under PHC Statutory Trust I and a special dividend from The Peoples Bank & Trust Company. The Company issued 802,094 shares of its common stock in the transaction, totaling approximately $27,720. These shares were registered under the Securities Act of 1933, as amended.

The Company announced on July 15, 2004, the signing of a definitive merger agreement pursuant to which the Company will acquire Heritage. Based on the Company's market close of $32.80 on July 14, 2004, the aggregate transaction value, including the dilutive impact of Heritage's options to be assumed by the Company, is approximately $73,700. The Company expects that the cash portion of the merger consideration to be paid to Heritage shareholders (approximately 40% of the total merger consideration) will be funded through issuing trust preferred securities. The acquisition is expected to close in the first quarter of 2005 and is subject to regulatory and Heritage shareholder approval and other conditions set forth in the merger agreement.

The Company announced on September 3, 2004, plans to construct a full-service community bank in Oxford, Mississippi. It is anticipated that this facility will open in the third quarter of 2005. We expect to incur approximately $2,700 of capital expenditures in connection with this opening. The Company opened a branch, offering loan and other financial services products, in downtown Oxford near the Square in October 2004. We are currently leasing this facility.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of September 30, 2004, we met all capital adequacy requirements to which we are subject.

As of September 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized. The actual capital amounts and applicable ratios are as follows.

	The Peoples Holding Company		The Peoples Bank & Trust Company		Renasant Bank
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount		Ratio
	(000)		(000)		(000)
As of September 30, 2004
Total Capital	$160,818	13.66%	$130,094	13.30%		$21,522	10.84%
(to Risk Wtd Assets)
Tier I Capital	$146,086	12.41%	$117,855	12.05%		$19,036	9.59%
(to Risk Wtd Assets)
Tier I Capital	$146,086	8.95%	$117,855	8.40%		$19,036	8.52%
(to Adj Avg Assets)

As of December 31, 2003
Total Capital	$159,471	17.46%	$134,633	14.80%	$	N/A	N/A
(to Risk Wtd Assets)
Tier I Capital	$148,034	16.21%	$123,239	13.55%	$	N/A	N/A
(to Risk Wtd Assets)
Tier I Capital	$148,034	10.85%	$123,239	9.06%	$	N/A	N/A
(to Adj Avg Assets)

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

Book value per share was $19.60 and $16.79 at September 30, 2004 and December 31, 2003, respectively.

Our capital policy is to evaluate future needs based on growth, earnings trends and anticipated acquisitions.

Off Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., securities, receivables, inventory, and equipment) is obtained based on management's credit assessment of the customer.

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at September 30, 2004, including Renasant, were approximately $218,744 and $14,502 respectively, compared to December 31, 2003, which were approximately $132,181 and $10,042, respectively.

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

Part II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On September 2, 2004, The Peoples Holding Company sold 11,170 shares of its common stock to Phillip R. Langsdon. The shares were issued in connection with the exercise of Mr. Langdon's warrants, which were assumed by the Company in the merger with Renasant. The exercise price set for the warrants was $8.95, resulting in an aggregate transaction value of $99,994. The market value on the date of sale was $32.85 per share. Delivery of the securities occurred upon exercise of the warrants. Mr. Langsdon was an accredited investor of Renasant as defined under Regulation D promulgated under the Securities Act of 1933, as amended. The shares of our common stock issued to Mr. Langsdon were exempt from the registration requirement of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

(c)	The following table summarizes the Company's purchases of its own securities for the three month period ended September 30, 2004:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2004	24,400		$31.51	24,400	256,550 shares

August 1 to August 31, 2004	12,832		31.59	12,832	243,718 shares

September 1 to September 30, 2004	--		--	--	243,718 shares

Total	37,232	(1)	$31.54	37,232	243,718 shares

(1)	All shares were purchased through the Company's publicly announced share buy-back plan.

(2)	The Company is currently operating under a share buy-back plan authorized by the Company's board of directors on September 17, 2002 which allows for the purchase of 418,157 shares of the Company's outstanding common stock, subject to a monthly purchase limit of $2,000,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of September 30, 2004, 174,439 shares of the Company's common stock had been purchased and 243,718 shares remained authorized under the plan. All share purchases during 2004 were made pursuant to open market transactions.

The Company's ability to pay dividends to its shareholders is substantially dependent on the transfer from its subsidiary banks of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of The Peoples Bank & Trust Company (Peoples) and Renasant Bank (Renasant) to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Peoples paying dividends, which are limited to earned surplus in excess of three times capital stock. At September 30, 2004, the unrestricted surplus for Peoples was approximately $108,924,000. The Tennessee Department of Financial Institutions limits dividends to the two previous years' earnings, provided that amount is available within retained earnings and capital does not drop below 7% of assets. At September 30, 2004, Renasant had $415 available for dividends. Federal Reserve regulations also limit the amount Peoples and Renasant may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2004, the maximum amount available for transfer from Peoples and Renasant to the Company in the form of loans was $15,320,000. There were no loans outstanding from Peoples or Renasant to the Company at September 30, 2004.

Item 6. EXHIBITS

         Exhibit No. and Description

2.1	Agreement and Plan of Merger, dated as of February 17, 2004, and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly owned subsidiary of Peoples (filed as Annex A-1 to the Company's Registration Statement on Form S-4 filed on April 8, 2004 and incorporated herein by reference, Commission File No. 333-114309

2.2	Agreement and Plan of Merger, dated as of July 15, 2004, and related Plan of Merger among The Peoples Holding Company, The Peoples Bank & Trust Company, Heritage Financial Holding Corporation and Heritage Bank (filed as Exhibit 2.1 to the Company's Form 8-K filed on July 15, 2004 and incorporated herein by reference)

3.1	Articles of Incorporation and Articles of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on February 17, 1999, as amended, and incorporated herein by reference, Commission File No. 333-72507)

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K filed on March 11, 2004, and incorporated herein by reference)

10.10	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan (filed as Exhibit 99 to the Form S-8 Registration Statement of the Company (File No. 333-117987) filed with the Securities and Exchange Commission on August 6, 2004, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ THE PEOPLES HOLDING COMPANY
Registrant

/s/ E. Robinson McGraw
E. Robinson McGraw
President & Chief Executive Officer

DATE: November 9, 2004	/s/ Stuart R. Johnson
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