Form 10-K
period 2004-12-31
PEOPLES HOLDING CO
filed 2005-03-14
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

Commission file number 001-13253

THE PEOPLES HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Mississippi	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Troy Street Tupelo, Mississippi 38802	(662) 680-1001
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to

Section 12(b) of the Act:

Common Stock, $5.00 Par Value	American Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

As of June 30, 2004, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant was $267,897,024.

As of February 28, 2005, 10,397,520 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 10, 2005, relating to the 2005 annual meeting of shareholders of The Peoples Holding Company, are incorporated by reference into Part III.

THE PEOPLES HOLDING COMPANY

Form 10-K

For the year ended December 31, 2004

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

The information set forth in this Annual Report on Form 10-K is as of March 14, 2005, unless otherwise indicated herein.

ITEM 1. BUSINESS

General

The Peoples Holding Company (referred to herein as the “Company,” “we,” “our,” or “us”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company) with operations in Mississippi and Alabama and Renasant Bank of Tennessee (formerly known as Renasant Bank) with operations in Tennessee, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.) with operations in Mississippi. Renasant Insurance, Inc. is a wholly owned subsidiary of Renasant Bank. Renasant Bank and Renasant Bank of Tennessee are also referred to herein individually as a “Bank” and collectively as the “Banks,” and Renasant Insurance, Inc. is also referred to herein as “Renasant Insurance.”

Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management has organized the branch banks into community banks using a franchise concept. The franchise approach empowers community bank presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist these presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include: return on average assets; the number and type of services provided per household; fee income shown as a percent of loans and deposits; the efficiency ratio; loan and deposit growth; net interest margin and spread; the percentage of loans past due in greater than 30, 60 and 90 day categories; and net charge-offs to average loans. While we have preserved decision-making at a local level, we have centralized our legal, accounting, investment, loan review, audit and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and achieve certain economies of scale.

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

Acquisitions

On July 1, 2004, the Company acquired Renasant Bancshares, Inc. (“Renasant Bancshares”), a bank holding company headquartered in Germantown, Tennessee, by virtue of a merger of Renasant Bancshares into Peoples Merger Corporation, a wholly-owned subsidiary of the Company. The Company issued 802,094 shares of its common stock and paid $26.1 million in cash as merger consideration to the shareholders of Renasant Bancshares. Renasant Bank of Tennessee, Renasant Bancshares’ sole subsidiary, continues to operate under its charter as an indirect subsidiary of the Company. Renasant Bank of Tennessee operates two banking offices in Germantown and Cordova, Tennessee and a loan production office in Nashville, Tennessee.

On January 1, 2005, the Company acquired via merger Heritage Financial Holding Corporation (“Heritage”), a bank holding company headquartered in Decatur, Alabama. The Company issued approximately 1.4 million shares of its common stock and paid approximately $23.1 million in cash as merger consideration to the shareholders of Heritage. Heritage Bank, a wholly-owned subsidiary of Heritage with eight banking offices in Decatur, Huntsville and Birmingham, Alabama, was merged into Renasant Bank immediately after the consummation of the merger of Heritage into the Company.

Operations

We have four reportable segments: a Mississippi community bank, a Tennessee community bank, an Alabama community bank and an insurance agency. Financial information about three of our four segments, including information with respect to revenues from external customers, profit or loss, and total assets for each segment, is contained in the notes to the Company’s consolidated financial statements located in Item 8 of this report. Financial information about our Alabama community bank segment is not included in the notes to the Company’s consolidated financial statements because this community bank was acquired effective January 1, 2005.

Operations of Renasant Bank and Renasant Bank of Tennessee

Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from the Banks, which are community banks offering a complete range of banking and financial services to individuals to small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines are located throughout our market area. Our Internet Banking product and our call center also provide 24-hour banking services. Accounts receivable financing is also available to qualified businesses.

On January 31, 2005, we had 56 banking and financial services offices located throughout our market of central and northern Mississippi and southwest Tennessee, with offices located in the key cities of Tupelo, Hernando, Horn Lake, Olive Branch, Oxford and Southaven, Mississippi and Germantown and Cordova, Tennessee. Our acquisition of Heritage Bank, which was consummated on January 1, 2005, gives us access to the central and northern Alabama markets, with eight full service banking offices located in the key cities of Birmingham, Huntsville and Decatur, Alabama.

Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risk Management—Credit Risk and Allowance for Loan Losses.”

Commercial Loans. These loans are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The loans can be extended for periods of between one year and five years and are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan typically with an amortization period not to exceed 10 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower’s ability to sell its products and services in order to generate sufficient operating revenue to repay us under the agreed upon terms and conditions.

Commercial lending generally involves greater credit risk than residential real estate or consumer lending. Commercial lending risks are generally different from those associated with commercial real estate lending. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment. To manage these risks, the Banks’ policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

Commercial Real Estate. We offer commercial real estate loans to developers of both commercial and residential properties. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole. If the estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. We seek to minimize risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. We generally obtain loan guarantees from financially capable parties to the transaction based on a review of personal financial statements.

Residential Real Estate. We are an active residential mortgage lender. We offer both first and second mortgage residential real estate as well as home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. We retain loans for our portfolio when the Banks have sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. We also originate certain residential mortgage loans for sale in the secondary loan market. These loans are collateralized by one-to-four family residential real estate and are sold with servicing rights released. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. The risk associated with residential real estate loans is minimized by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower.

Construction Loans. Our construction loans represent approximately 8% of our total loans. Our construction loan portfolio consists of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared with residential mortgage lending. A significant additional risk is that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied residential or commercial properties, and to 80% of when-completed appraised values for investor-owned residential or commercial properties. We believe that these loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market and thus minimize the risk of loss.

Consumer Loans. These loans are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and five years at fixed rates of interest 1% to 5% above prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences may represent risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. We assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the item securing the loan and hold title until the loan is repaid in full.

No material portion of our deposits has been obtained from a single or small group of customers, and the loss of any single customer’s deposits or a small group of customer’s deposits would not have a material adverse effect on our business. The deposits held by our Banks have been primarily generated within their respective market areas. Neither we nor the Banks have any foreign activities.

Through the Financial Services division of Renasant Bank, we also offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Financial Services division offers annuities, mutual funds and other investment services through a third party broker-dealer. The Financial Services division does not constitute a separately-reportable segment for financial reporting purposes.

Certain members of our Board of Directors also serve as members of the Board of Directors of the Banks. Responsibility for the management of our Banks remains with the Board of Directors and officers of the respective Banks; however, management services rendered by us to the Banks are intended to supplement the internal management and expand the scope of banking services normally offered by them.

Operations of Renasant Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2004, Renasant Insurance contributed total revenue of approximately $4.1 million, or 4.64% of the Company’s total revenue and operated 3 offices in central and northern Mississippi.

Competition

Banking

Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through our Banks with state and national banks in our service areas, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms, and investment companies for available loans and depository accounts. All of these institutions compete in the delivery of services and products through availability, quality, and pricing. There are no dominant competitors in our market area.

For 2004, we maintained approximately 17% of the market share (deposit base) in our Mississippi area, approximately 4% in our Tennessee area and less than 1% in our Alabama area. Other competitors, in these areas include AmSouth Bank, BancorpSouth, Compass Bank, Colonial Bank, First Tennessee Bank, Merchants and Farmers Bank, National Bank of Commerce, Regions Bank, and Trustmark National Bank. In addition, there are local community banks that compete with us on an individual market basis.

Insurance

We encounter strong competition in our markets in which we conduct insurance operations. Through our insurance subsidiary, we compete with independent insurance agencies and agencies affiliated with insurance carriers (e.g. Allstate, State Farm, etc.). All of these agencies compete in the delivery of personal and commercial product lines. There is no dominant insurance agency in our markets.

Supervision and Regulation

Banking

Under the current regulatory environment, nearly every facet of our banking operations is regulated pursuant to various state and federal banking laws, rules and regulations. The primary focus of these laws and regulations is the protection of depositors and the maintenance of the safety and soundness of the banking system as a whole and the insurance funds of the Federal Deposit Insurance Corporation (“FDIC”). While the following summary addresses the regulatory environment in which we operate, it is not intended to be a fully inclusive discussion of the statutes and regulations affecting our operations. Discussions of statutes and regulations in this section focus only on certain provisions of such statutes and regulations and do not purport to be comprehensive. Such discussions are qualified in their entirety by reference to the relevant statutes and regulations. In addition, the impact from future changes in federal or state legislation on our operations cannot be predicted.

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and are registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are required to file with the Federal Reserve an annual report and such other information as the Federal Reserve may require. The Federal Reserve may also make examinations of us and the Banks pursuant to the Act. The Federal Reserve has the authority (which to date it has not exercised) to regulate provisions of certain types of our debt.

The Act requires a bank holding company to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by such bank holding company.

The Act provides that the Federal Reserve shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. The Federal Reserve will also not approve any transaction in which the effect of the transaction might be to substantially lessen competition or in any manner amount to a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the benefits to the public interest resulting from the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception to this prohibition is for a bank holding company engaging in or acquiring shares of a company whose activities are found by the Federal Reserve to be so closely related to banking or managing banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency of resources and whether such public benefits outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

The Company and the Banks are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the Company or either of the Banks, on investments in the stock or other securities of the Company or either of the Banks, and on taking such stock or other securities as collateral for loans of any borrower.

On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

A dominant theme of that legislation is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency which traditionally regulates the activity in which the Company or its subsidiaries wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a “well-managed” and “well-capitalized” institution and has at least a “satisfactory” Community Reinvestment Act performance, to engage in any activity that is “financial in nature,” including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a “financial holding company” (“FHC”) with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. As of December 31, 2004, we have not elected to become an FHC.

It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

Renasant Bank was chartered under the laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Department of Banking and Consumer Finance of the State of Mississippi. Renasant Bank of Tennessee was chartered under the laws of the State of Tennessee and is subject to the supervision of, and is regularly examined by, the Tennessee Department of Financial Institutions. Both banks are insured by the FDIC and are subject to examination and review by that regulatory authority.

Under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), the Company or any other bank holding company located in Mississippi or Tennessee is able to acquire a bank located in any other state, and a bank holding company located outside Mississippi or Tennessee can acquire any Mississippi or Tennessee-based bank, in either case subject to certain deposit percentage and other restrictions.

The Interstate Act also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. Under Mississippi law, out-of-state bank holding companies may establish a bank in Mississippi only by acquiring a Mississippi bank or Mississippi bank holding company. The State of Tennessee adopted legislation that authorizes out-of-state banks to operate interstate branches which have been acquired through acquisition within its territory effective June 1, 1997.

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

Certain restrictions exist regarding the ability of our Banks to transfer funds to us in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends; the amount of any dividend is limited to earned surplus in excess of three times its capital stock. The Tennessee Department of Financial Institutions has the authority to prohibit the payment of dividends by Renasant Bank of Tennessee if it determines such payment to be an unsafe and unsound banking practice.

Federal Reserve regulations also limit the amount the Banks may loan to us unless such loans are collateralized by specific obligations. At December 31, 2004, the maximum amount available for transfer from our Banks in the form of cash dividends and loans was 7.68% of their consolidated net assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for increased funding for the FDIC’s deposit insurance fund through risk based assessments and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions. While most of the Company’s deposits are in the Bank Insurance Fund (“BIF”), a small portion of the Company’s deposits that were acquired in connection with the acquisition of savings associations remain in the Savings Association Insurance Fund (“SAIF”).

The Community Reinvestment Act of 1997 (“CRA”) requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our Banks. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements. The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes-Oxley Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer in connection with periodic reports filed with the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees, and provides for enhanced review by the SEC.

Insurance

Renasant Insurance is subject to licensing requirements and regulation under the laws of the United States and the State of Mississippi. The laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed for violation of regulations include suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Monetary Policy and Economic Controls

We and our subsidiary banks are affected by the policies of regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U. S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These instruments are used in varying degrees to influence overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. In view of changing conditions in the national economy and in the various money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve, the effect on our, and each Banks’ future business and earnings cannot be predicted with accuracy.

Sources and Availability of Funds

The funds essential to our, and to each of our Banks, business consist primarily of funds derived from customer deposits, federal funds purchased, Federal Home Loan Bank Advances and borrowings from correspondent banks by the Banks. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general, and the general credit market for loans.

Personnel

At December 31, 2004, we employed 703 people at all of our subsidiaries on a full-time equivalent basis. Of this total, Renasant Bank accounted for 617 employees, Renasant Bank of Tennessee had 51 employees, and Renasant Insurance employed 35 individuals. The Company has no additional employees; however, at December 31, 2004, eight employees of Renasant Bank and one employee of Renasant Bank of Tennessee served as officers of the Company in addition to their positions with their respective bank. In connection with the Company’s acquisition of Heritage Bank, which was effective January 1, 2005, we added an additional 144 employees, including one employee who also serves as an officer of the Company in addition to his position with Renasant Bank.

Dependence Upon a Single Customer

Neither we nor our subsidiaries are dependent upon a single customer or upon a limited number of customers.

Available Information

Our Internet address is www.renasantbank.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the fiscal years ended December 31, 2004, 2003, and 2002:

	2004
	Tax Equivalent Income or Expense	Average Balance Sheet Amount	Yields/ Rates
Interest-earning assets
Loans, net of unearned income
Commercial	$36,527	$630,323	5.79%
Consumer	14,957	219,025	6.83
Other loans*	9,325	151,365	6.16

Total loans, net	60,809	1,000,713	6.08

Other	238	15,808	1.51

Taxable securities
U. S. Government agencies**	2,743	79,573	3.45
Mortgage-backed securities**	8,818	195,742	4.50
Trust preferred securities	444	12,677	3.50

Total taxable securities	12,005	287,992	4.17

Tax-exempt securities
Obligations of states and political subdivisions	6,732	97,679	6.89
Other equity securities	415	8,785	4.72

Total tax-exempt securities	7,147	106,464	6.71

Total securities	19,152	394,456	4.86

Total interest-earning assets	80,199	1,410,977	5.68

Cash and due from banks		42,323
Other assets, less allowance for loan losses		114,338

Total assets		$1,567,638

Interest-bearing liabilities
Interest-bearing demand deposit accounts	175	$17,351	1.01
Savings and money market accounts	4,378	509,053	0.86
Time deposits	12,829	549,036	2.34

Total interest-bearing deposits	17,382	1,075,440	1.62
Total other interest-bearing liabilities	4,414	137,008	3.22

Total interest-bearing liabilities	21,796	1,212,448	1.80

Noninterest-bearing sources
Noninterest-bearing deposits		176,908
Other liabilities		18,250
Shareholders’ equity		160,032

Total liabilities and shareholders’ equity		$1,567,638

Net interest income/net interest margin	$58,403		4.14

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

*	Includes mortgage loans held for sale.
**	U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (continued)

(In Thousands)

	2003
	Tax Equivalent Income or Expense	Average Balance Sheet Amount	Yields/ Rates
Interest-earning assets
Loans, net of unearned income
Commercial	$32,007	$510,482	6.27%
Consumer	13,976	184,694	7.57
Other loans*	10,907	165,127	6.61

Total loans, net	56,890	860,303	6.61

Other	236	25,891	0.91
Taxable securities
U. S. Government securities**
U. S. Government agencies**	2,582	55,427	4.66
Mortgage-backed securities	6,738	190,157	3.54
Trust preferred securities	452	12,023	3.76

Total taxable securities	9,772	257,607	3.79

Tax-exempt securities
Obligations of states and political subdivisions	7,147	93,513	7.64
Other equity securities	254	5,046	5.03

Total tax-exempt securities	7,401	98,559	7.51

Total securities	17,173	356,166	4.82

Total interest-earning assets	74,299	1,242,360	5.98

Cash and due from banks		41,333
Other assets, less allowance for loan losses		86,950

Total assets		$1,370,643

Interest-bearing liabilities
Interest-bearing demand deposit accounts	80	$6,163	1.30
Savings and money market accounts	4,682	431,264	1.09
Time deposits	14,056	539,293	2.61

Total interest-bearing deposits	18,818	976,720	1.93
Total other interest-bearing liabilities	2,959	83,293	3.55

Total interest-bearing liabilities	21,777	1,060,013	2.05

Noninterest-bearing sources
Noninterest-bearing deposits		159,556
Other liabilities		15,482
Shareholders’ equity		135,592

Total liabilities and shareholders’ equity		$1,370,643

Net interest income/net interest margin	$52,522		4.23

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

*	Includes mortgage loans held for sale.
**	U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (continued)

(In Thousands)

	2002
	Tax Equivalent Income or Expense	Average Balance Sheet Amount	Yields/ Rates
Interest-earning assets
Loans, net of unearned income
Commercial	$33,817	$479,515	7.05%
Consumer	15,375	186,675	8.24
Other loans*	12,673	170,916	7.41

Total loans, net	61,865	837,106	7.39

Other	332	19,944	1.66

Taxable securities
U. S. Government securities**	380	6,229	6.10
U. S. Government agencies**	3,143	60,275	5.21
Mortgage-backed securities	8,418	156,129	5.39
Trust preferred securities	428	9,433	4.54

Total taxable securities	12,369	232,066	5.33

Tax-exempt securities
Obligations of states and political subdivisions	6,667	87,920	7.58
Other equity securities	313	4,267	7.34

Total tax-exempt securities	6,980	92,187	7.57

Total securities	19,349	324,253	5.97

Total interest-earning assets	81,546	1,181,303	6.90

Cash and due from banks		43,439
Other assets, less allowance for loan losses		81,892

Total assets		$1,306,634

Interest-bearing liabilities
Interest-bearing demand deposit accounts	1,722	$99,830	1.72
Savings and money market accounts	4,357	290,132	1.50
Time deposits	17,955	559,665	3.21

Total interest-bearing deposits	24,034	949,627	2.53
Total other interest-bearing liabilities	2,491	59,563	4.18

Total interest-bearing liabilities	26,525	1,009,190	2.63

Noninterest-bearing sources
Noninterest-bearing deposits		153,346
Other liabilities		16,710
Shareholders’ equity		127,388

Total liabilities and shareholders’ equity		$1,306,634

Net interest income/net interest margin	$55,021		4.66

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

*	Includes mortgage loans held for sale.
**	U. S. Government and some U. S. Government Agency Securities are tax-free in the state of Mississippi.

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2004 Compared To 2003
	Volume	Rate	Net(1)
Interest income:
Loans, net of unearned income (2)	$9,196	$(5,150)	$4,046
Securities:
U. S. Government and agency securities	1,091	(705)	386
Obligations of states and political subdivisions	192	(335)	(143)
Mortgage-backed securities	198	1,621	1,819
Trust preferred and Federal Home Loan Bank securities	25	(42)	(17)
Other equity securities	160	(40)	120
Other interest-earning assets	(91)	94	3

Total interest-earning assets	10,771	(4,557)	6,214

Interest expense:
Interest-bearing demand deposit accounts	145	(50)	95
Savings and money market accounts	845	(1,149)	(304)
Time deposits	254	(1,481)	(1,227)
Other interest-bearing liabilities	1,908	(453)	1,455

Total interest-bearing liabilities	3,152	(3,133)	19

Change in net interest income	$7,619	$(1,424)	$6,195

	2003 Compared To 2002
	Volume	Rate	Net(1)
Interest income:
Loans, net of unearned income (2)	$1,599	$(6,612)	$(5,013)
Securities:
U. S. Government and agency securities	(613)	(301)	(914)
Obligations of states and political subdivisions	268	(183)	85
Mortgage-backed securities	1,835	(3,515)	(1,680)
Trust preferred and Federal Home Loan Bank securities	117	(93)	24
Other equity securities	42	(53)	(11)
Other interest-earnings assets	99	(198)	(99)

Total interest-earning assets	3,347	(10,955)	(7,608)

Interest expense:
Interest-bearing demand deposit accounts	(1,616)	(26)	(1,642)
Savings and money market accounts	2,119	(1,794)	325
Time deposits	(654)	(3,245)	(3,899)
Other interest-bearing liabilities	993	(525)	468

Total interest-bearing liabilities	842	(5,590)	(4,748)

Change in net interest income	$2,505	$(5,365)	$(2,860)

(1)	The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale.

Table 3 - Investment Portfolio

(In Thousands)

The following table sets forth the maturity distribution and weighted average yield based on the amortized cost of our securities portfolio as of December 31, 2004:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Available for sale:
U. S. Treasury and agency securities	$5,992	5.36%	$27,922	3.54%	$41,225	3.91%	$—	—
Obligations of state and political subdivisions	4,277	6.21%	32,145	6.95%	46,428	6.28%	18,549	6.02%
Mortgage-backed securities	15,478	4.83%	135,009	4.65%	22,590	4.92%	—	—
Corporate bonds	503	2.92%	—	—	—	—	—	—
Trust preferred securities	—	—	3,027	7.93%	—	—	—	—
Other equity securities	—	—	—	—	2,960	7.74%	14,182	3.77%

Total	$26,250		$198,103		$113,203		$32,731

The maturity of mortgage-backed securities, reflects scheduled repayments based upon the anticipated average life of the securities.

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

Yields on available for sale securities are based on amortized cost.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2004, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Loan Maturities
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$124,202	$46,557	$4,812	$175,571
Lease financing	4,761	5,604	444	10,809
Real estate-construction	90,467	4,513	1,424	96,404
Real estate-1-4 family mortgage	169,793	174,344	31,561	375,698
Real estate-commercial mortgage	231,505	121,552	41,991	395,048
Installment loans to individuals	39,136	47,296	1,518	87,950

	$659,864	$399,866	$81,750	$1,141,480

The following table sets forth the fixed and variable rate loans maturing after one year for all loans as of December 31, 2004:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after 1 but within 5 years	$379,535	$20,244
Due after 5 years	81,664	173

	$461,199	$20,417

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of time certificates of deposit and other time deposits over $100 at December 31, 2004:

Less than 3 Months	$55,744
3 Months-6 Months	45,315
6 Months-12 Months	27,746
Over 12 Months	68,313

$197,118

ITEM 2. PROPERTIES

(In Thousands)

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing, and deposit operations. In addition, Renasant Bank operates forty-two branches and two financial services offices throughout north and north central Mississippi and eight branches throughout north and north central Alabama. In Mississippi, Renasant Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, Hernando, Pontotoc, and West Point, and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Horn Lake, Iuka, Louisville, New Albany, Okolona, Olive Branch, Oxford, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, and Winona. Renasant Bank operates two financial services offices, one office each in Tupelo and Southaven.

In Alabama, Renasant Bank has three branches in Decatur, two branches in Birmingham, and one branch each in Huntsville, Madison, and Trussville. Renasant Bank’s Alabama branches were acquired in connection with the Company’s acquisition of Heritage that was consummated on January 1, 2005.

Renasant Bank of Tennessee operates two branches in Tennessee, one branch each in Germantown and Cordova. In addition, Renasant Bank of Tennessee operates a loan production office in Nashville.

Renasant Insurance has one office each in Corinth, Louisville, and Tupelo, Mississippi.

Renasant Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as thirty-nine of the branch office sites. Renasant Bank leases two locations for use in conducting banking activities as well as various storage facilities. In Alabama, Renasant Bank owns two of the branch office sites in Decatur. The remainder of the branch office sites and three locations used in conducting banking activities as well as storage are leased. Renasant Insurance leases two locations for conducting its business. Renasant Bank of Tennessee owns two of the branch office sites. The aggregate annual rental for all leased premises during the year ending December 31, 2004 was $256.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, the Banks, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock trades on the American Stock Exchange under the ticker symbol PHC. On February 22, 2005, the Company had approximately 3,400 shareholders of record.

The following table sets forth (i) the high and low sales price reported on the American Stock Exchange for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2004 and 2003, and (ii) the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		Low	High
2004
1st Quarter	$.200	$31.45	$33.99
2nd Quarter	.200	28.80	36.55
3rd Quarter	.210	29.69	34.93
4th Quarter	.210	32.49	35.99

2003
1st Quarter	$.180	$25.83	$29.33
2nd Quarter	.187	26.71	30.63
3rd Quarter	.187	29.27	32.70
4th Quarter	.200	31.50	34.24

The price information in the table above reflects a three-for-two stock split effected in the form of a share dividend on December 1, 2003. The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Banks. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Banks’ earnings, financial condition, general economic conditions, compliance with regulatory requirements, and other factors. Restrictions on the Banks’ ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note K, “Restrictions on Cash, Bank Dividends, Loans, or Advances,” to the Consolidated Financial Statements of the Company for a discussion of these restrictions.

Equity Compensation Plan Information

The following table includes certain additional information about the Company’s equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	231,750	$28.20		143,250

Equity compensation plans not approved by security holders (2)	37,876	12.54	(3)	27,117

Total	269,626	$26.95		170,367

(1)	The shareholder approved plan is the 2001 Long-Term Incentive Plan. A total of 375,000 shares of common stock were authorized for issuance under the plan, and options to acquire 231,750 shares were outstanding as of December 31, 2004.
(2)	As of December 31, 2004, there were two equity compensation plans that were not approved by our shareholders:

•	In connection with its acquisition of Renasant Bancshares, Inc., the Company assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 19,993 shares of the Company’s common stock remained outstanding; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•	One of the Company’s deferred compensation plans provides that deferred amounts are invested in units representing shares of our common stock. At the end of each participant’s deferral period, the units are distributed in the form of common stock. Units are allocated to each participant’s account based on quarterly average market price. An aggregate of 45,000 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 17,883 shares of our common stock have been credited to participant accounts.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

Issuer Purchases of Equity Securities

The Company did not purchase its own securities during the three month period ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, Except Share Data)

(Unaudited)

	2004	2003	2002	2001	2000
Year ended December 31
Interest income	$77,024	$70,810	$78,418	$87,766	$89,434

Interest expense	21,796	21,777	26,525	40,922	44,132
Provision for loan losses	1,547	2,713	4,350	4,790	6,373
Noninterest income	32,287	31,893	27,973	24,389	18,529
Noninterest expense	60,709	53,193	51,027	46,747	42,474

Income before income taxes	25,259	25,020	24,489	19,696	14,984
Income taxes	6,816	6,839	6,819	5,109	3,800

Income before cumulative effect of accounting change	18,443	18,181	17,670	14,587	11,184
Cumulative effect of accounting change	—	—	(1,300)	—	—

Net income	$18,443	$18,181	$16,370	$14,587	$11,184

Per Common Share – Basic
Income before cumulative effect of accounting change	$2.15	$2.20	$2.10	$1.66	$1.22
Cumulative effect of accounting Change	—	—	(0.15)	—	—

Net income	$2.15	$2.20	$1.95	$1.66	$1.22

Per Common Share – Diluted
Income before cumulative effect of accounting change	$2.14	$2.19	$2.09	$1.66	$1.22
Cumulative effect of accounting change	—	—	(0.15)	—	—

Net income	$2.14	$2.19	$1.94	$1.66	$1.22

Book value at December 31	$19.79	$16.79	$15.88	$14.44	$13.39

Closing price on the AMEX at December 31	33.10	33.00	27.17	24.67	12.00

Cash dividends declared and paid	.82	.75	.69	.64	.59

At December 31
Loans, net of unearned income	$1,141,480	$862,652	$859,684	$818,036	$812,701
Securities	371,581	414,270	344,781	277,293	278,574
Assets	1,707,545	1,415,214	1,344,512	1,254,727	1,211,940
Deposits	1,318,677	1,133,931	1,099,048	1,063,055	1,046,605
Borrowings	191,547	125,572	91,806	47,326	24,549
Shareholders’ equity	179,042	137,625	132,778	123,582	121,661

ITEM 6. SELECTED FINANCIAL DATA (continued)

(In Thousands, Except Share Data)

	2004	2003	2002	2001	2000
Selected Ratios
Return on average:
Total assets	1.18%	1.33%	1.25%	1.18%	.93%
Shareholders’ equity	11.52%	13.41%	12.85%	11.70%	9.49%

Before cumulative effect of accounting change, return on average:
Total assets	1.18%	1.33%	1.35%	1.18%	.93%
Shareholders’ equity	11.52%	13.41%	13.87%	11.70%	9.49%

Average shareholders’ equity to average assets	10.21%	9.89%	9.75%	10.07%	9.85%

At December 31
Shareholders’ equity to assets	10.49%	9.72%	9.88%	9.85%	10.04%
Allowance for loan losses to total loans, net of unearned income	1.26%	1.53%	1.42%	1.39%	1.30%
Allowance for loan losses to nonperforming loans	166.30%	181.09%	338.22%	178.63%	147.89%
Nonperforming loans to total loans, net of unearned income	.76%	.85%	.42%	.78%	.88%
Dividend payout	38.31%	34.25%	35.59%	38.52%	47.76%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Overview

Economy

On the national front, the economy began picking up steam during 2004 as economic activity increased. Employment saw appreciable gains as the unemployment rate dropped from 5.7% to 5.4% for year-end 2004 from 2003. With federal monetary policy accommodative, coupled with both an increase in hourly wages and in the non-farm work week, household spending remained resilient. Business investment in equipment and inventories improved despite higher oil prices. The consumer price inflation index moved higher, ending the year at 3.3%, up from 1.9% at the end of 2003 driven largely by energy prices. While up from 2003, the core consumer price index was 2.2%.

As 2004 began, hiring by businesses nationally did not increase appreciably. The unemployment rate remained steady through the first quarter. Despite a slower beginning, it became more evident during the second quarter that the country’s economic expansion was solidifying. On the business front, capacity utilization began increasing in the second quarter. In addition, both housing permits and new home sales were up. The Federal Open Market Committee (the “FOMC”), which sets federal monetary policy, appears to have become more confident that the economy was gaining strength and began to recognize that its accommodative stance for monetary policy could not be maintained.

During the first quarter of 2004, the federal funds interest rate remained at a low of 1.00% with a 4.00% prime rate. The FOMC, however, changed its bias position from accommodative to one of balance. The language in its policy statement was modified to give the FOMC greater flexibility to tighten monetary policy should circumstances warrant. At its meeting on June 30, the federal funds rate was increased by 25 basis points as the reported economic data pointed to a firmly established expansion. The FOMC indicated that their policy would need to move toward a more neutral stance, but not at a rapid rate.

During 2004, the FOMC raised the federal funds rate five times; each increase was 25 basis points. By the end of the year, the federal funds rate was 2.25% and was in line with the FOMC’s assessment of balanced risk in relation to sustainable growth and price stability. The prime rate was 5.25%. During the fourth quarter, both consumer and investment spending remained solid. In addition, employment gains in the quarter were consistent with a continued improvement in the labor market. Spending for automobiles was robust. Disposable personal income rose almost 4.0% with a 3.8% increase for real GDP.

Locally, in 2004 we operated in northeast Mississippi and southwest Tennessee. The most vibrant markets for the Company in 2004 were located in Lee and Desoto counties in Mississippi and Shelby county in Tennessee. Both Lee and Desoto counties again ranked in the top 5 counties in the state for gross retail sales. During 2004, retail sales increased in Desoto County by 10.8%, totaling almost $1 billion. While unemployment was mixed within our market area, a number of the counties experienced an increase in unemployment.

While we experienced loan growth in most markets, the most notable increases during 2004 originated in Lee and Desoto counties. Our loan growth, excluding the loans acquired in connection with the acquisition of Renasant Bancshares, exceeded 11.7% with a 42.8% growth in Desoto County. Loans in Lee County grew 12.3% during 2004.

Critical Accounting Policies

Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results and challenges assumptions used and other factors which could impact the estimation. The following discussion presents some of the more significant estimates used in preparing our financial statements.

The critical accounting policy most important to the presentation of our financial statements relates to the allowance for loan loss and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“Statement”) No. 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under Statement 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”). The balance of these loans determined to be impaired under Statement 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our market, loan segmentation, and historical losses that are inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses.

Prior to 2002, the allowance for loan losses was allocated based on the business purpose of the loan. In 2002, management changed methods, basing the allocation on the underlying collateral securing the loan. This change was made to assist management in better evaluating risk within the entire loan portfolio due to changes in economic conditions, as well as to better evaluate collateral concentration. This allocation method also provides management with a better tool to risk grade loans, since historical losses can now be compared by loan category (collateral based). The only impact from changing to a collateral-based method resulted in a number of loans that had previously been classified as commercial, financial, and agricultural loans prior to 2002 to subsequently being classified as either real estate 1-4 family mortgage, if the collateral for the loans was secured by debtors’ residences, or real estate-commercial, if the underlying collateral was commercial real estate. The change in allocation methods did not impact the allowance required.

For a discussion of our loan policies and procedures, please refer to the disclosures in this Item under the heading “Risk Management—Credit Risk and Allowance for Loan Losses.”

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Our goodwill relates to value inherent in our banking and insurance operations. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition. As such, the value of our goodwill is supported ultimately by revenue which is driven by the volume of business transacted and the market share acquired. A decline in earnings as a result of a lack of growth or our inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could result in additional expense and adversely impact earnings in future periods.

Our independent actuary firm prepares actuarial valuations of our pension cost under FASB Statement No. 87, as modified by FASB Statement No. 132, and our post retirement health cost under FASB Statement No. 106. The discount rate used in the 2004 valuation was 5.99%, down from 6.25% in 2003. Actual plan assets as of December 31, 2004 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. The pension plan covered under FASB Statement No. 87 was curtailed as of December 31, 1996.

We believe we employ appropriate methods for these calculations and that the results of such calculations closely approximate the actual cost. We review the calculated results for reasonableness and compare those calculations to prior period costs. We also consider the effect of current economic conditions on the calculations.

We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. The impact of newly issued accounting standards is discussed in further detail in “Note A – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. The impact of adopting Statement 141 in 2002 is discussed in this Item under the heading “Results of Operations – Net Income.”

Highlights and Performance Overview for 2004

In 2004, we expanded our footprint into key growth markets. On July 1, 2004, we completed our acquisition of Renasant Bancshares, Inc. (“Renasant Bancshares”) of Germantown, Tennessee, which provides us with access to the rapidly growing markets of east Memphis, Germantown and Cordova, Tennessee.

On July 15, 2004, we announced the signing of a definitive merger agreement with Heritage Financial Holding Corporation (“Heritage”) of Decatur, Alabama. The acquisition of Heritage, which was completed on January 1, 2005, provides us with access to the key markets of Birmingham, Huntsville and Decatur, Alabama. In addition, we believe the acquisitions of Renasant Bancshares and Heritage will allow us to expand our services into other key markets throughout the states of Tennessee and Alabama.

During 2004, facing challenges such as the Federal Reserve interest rate movements, recent developments at Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), reduction in mortgage loan originations from previous years’ historic levels and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 required us to be assertive and innovative in our efforts to stay on track with our financial performance goals.

In meeting the challenges, net income improved to $18,443 for 2004 as compared to $18,181 in 2003. The improvement in net income was influenced by a number of factors:

•	Net interest income increased 12.63% to $55,228 for 2004 as compared to $49,033 for 2003. Interest income grew 8.78% to $77,024 for 2004 from $70,810 for 2003. Interest expense remained flat for 2004 at $21,796 compared to $21,777 for 2003 despite average interest-bearing liabilities growing 14.38%. While we saw a decline in the net interest margin in 2004 as compared to 2003, our net interest margin increased from the third quarter to the fourth quarter in 2004.

•	The provision for loan losses decreased from $2,713 in 2003 to $1,547 in 2004, or 42.98%, as a result of continued improvement in the credit quality of the loan portfolio.

•	Noninterest income increased to $32,287 for 2004, or $394, from $31,893 for 2003.

•	Loans, net of unearned income, totaled $1,141,480 at December 31, 2004, an increase of $278,828, or 32.32%, from December 31, 2003.

Other initiatives completed during 2004 include the following:

•	Completed a de novo branch in Horn Lake, Mississippi, which is located in Desoto County, a suburb of Memphis, Tennessee.

•	Opened a branch in Oxford, Mississippi. We also purchased property and began construction on a new branch in Oxford, which is expected to open during the 3rd quarter of 2005.

•	Began construction of new branches in Collierville and East Memphis, Tennessee. Both locations are expected to open during the 3rd quarter of 2005. We opened a new loan production office in Nashville, Tennessee in February 2005.

•	Placed ATM’s in the student unions at the University of Mississippi and Mississippi State University.

•	Introduced our Business High Performance Checking (“BHPC”) program.

•	Recognized $1,000 gain on the sale of our merchant card servicing business to Nova Information Systems, Inc.

•	Purchased approximately 45,000 shares of the Company’s stock through our stock repurchase plan at an average price of $31.67.

•	Increased quarterly cash dividends for the eighteenth consecutive year to $.21 per share.

A historical look at key performance indicators is presented below.

	2004	2003	2002	2001	2000
Fully Dilutive EPS	$2.14	$2.19	$2.09	$1.66	$1.22
EPS Growth	(2.28)%	4.78%	25.90%	36.07%	(23.27)%
ROA	1.18%	1.33%	1.35%	1.18%	.93%
ROE	11.52%	13.41%	13.87%	11.70%	9.49%

*	Amounts above for 2002 are based on income before Cumulative Effect of Accounting Change. Diluted EPS, ROA & ROE were $1.94, 1.25%, and 12.85%, respectively in 2002. EPS growth reflects changes from the immediately preceding year.

A number of factors contributed to the $.05 decline in EPS during 2004. The most significant impact resulted from the dilutive effect of the Renasant Bancshares acquisition of approximately $.09. In addition, an impairment charge on the FNMA and FHLMC securities reduced EPS by $.08; this decrease was largely offset by the gain of $.07 on the sale of the merchant business, for a net effect of an approximately $.01 decrease in EPS from these two factors. The remainder of changes in EPS during 2004 are primarily attributable to growth in net interest income. The 2003 EPS growth was the result of decreases in net interest margin and loan loss provision, significant growth in noninterest income, and moderate growth in noninterest expense. The growth in EPS in 2001 and 2002 was due to improved net interest margin, lower loan loss provision expense, and significant improvements in noninterest income. The decline in EPS growth for 2000 was due largely to the recognition of a $3,717 gain on the sale of the credit card portfolio in 1999. In addition, in 2000, we experienced a decrease in net interest income as well as credit problems that resulted in a higher-than-normal loan loss provision.

Recent Developments

On January 1, 2005, the Company completed its acquisition of Heritage, a bank holding company headquartered in Decatur, Alabama. The Company issued approximately 1.4 million shares of its common stock and paid $23.1 million in cash for 100% of the voting equity interests in Heritage. Heritage is the parent of Heritage Bank and operates eight banking offices in Alabama. The acquisition allows the Company to expand its geographical footprint into the key markets of Birmingham, Decatur and Huntsville, Alabama.

Selected data for Heritage at and for the year ended December 31, 2004 is presented below:

Assets	$540,296
Loans	395,482
Deposits	380,998
Equity	28,841
Net Loss	(1,043)

Please refer to Note T, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements of the Company in Item 8 of this Annual Report for additional historical financial information with respect to Heritage.

Results of Operations

Net Income

Net income for the year ended December 31, 2004 was $18,443, which represents an increase of $262, or 1.44%, from net income of $18,181 for the year ended December 31, 2003. Basic and diluted earnings per share decreased $.05 to $2.15 and $2.14, respectively, for the year ended December 31, 2004 as compared to the prior year.

Net income for the year ended December 31, 2004 included an after-tax gain of $617 from the sale of our merchant card business during the second quarter of 2004. This transaction increased basic and diluted earnings per share by $.07. Also included in net income for 2004 is a $675 after-tax other-than-temporary impairment charge on certain FNMA and FHLMC preferred stock in our securities portfolio. This non-cash charge decreased basic and diluted earnings per share by $.08. The remainder of the change in net income during 2004 as compared to 2003 is primarily attributable to growth in net interest income.

Net income for the years ended December 31, 2003 and 2002 was $18,181 and $16,370, respectively. The increase of $1,811, or 11.06%, was attributable to several factors. Noninterest income grew during 2003 by $3,920, or 14.01%, to $31,893 as compared to 2002 due primarily to gains on sale of mortgage loans as we experienced unprecedented mortgage loan volumes. In 2002, we recorded a transitional impairment of $1,300 on intangible assets recorded in connection with previously acquired goodwill. This impairment was recorded as a cumulative effect of a change in accounting principle under FASB Statement No. 142, “Goodwill and Intangible Assets.” Since the insurance subsidiaries were acquired through tax-free exchanges, there was no tax benefit to offset the impairment. As a direct result of improved credit quality, we recorded a loan loss provision during 2003 of $2,713, a 37.63% decrease from 2002.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 63.11% of total revenue in 2004. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. In June 2004, the Federal Reserve Board began a series of five 25 basis point increases in its federal funds rate.

While there are a number of options available for improving net interest income, we focused on increasing the volume of our loans, particularly variable rate loans, and keeping our deposit costs low. Income from our loan portfolio, on a tax equivalent basis, grew 6.89% during 2004 as average loans grew 16.32%. At December 31, 2004, variable rate loans represented 46% of our loan portfolio compared to 36% of the loan portfolio at December 31, 2003. By focusing on increasing our variable rate loans, we have better positioned ourselves to take advantage of interest rates as interest rates continue to rise. In addition, our net interest income increased due to our ability to keep our deposit costs low. The cost of interest bearing deposits during 2004 was 1.62%, a decrease of 31 basis points from the rate paid in 2003.

Net interest income on a tax equivalent basis increased $5,881, or 11.20%, from $52,522 in 2003 to $58,403 in 2004. Of the increase in net interest income, the increase due to the favorable growth in the volume of net earning assets of $7,129 was offset by the changes in interest rates of $1,248.

Interest income grew 8.78% to $77,024 for 2004 from $70,810 from 2003. The growth in interest income was driven by volume, as the average balance in interest earning assets increased $168,617 during 2004, while the tax equivalent yield on earning assets decreased 30 basis points to 5.68%.

Interest expense remained flat for 2004 at $21,796 as compared to $21,777 for 2003 despite average interest-bearing liabilities growing 14.38%. The cost of interest-bearing liabilities decreased from 2.05% in 2003 to 1.80% in 2004, or 25 basis points.

During 2002, the asset-liability management committee was assertive in making pricing decisions that enhanced net interest income. Since the balance sheet was liability sensitive at that time, the falling interest rate environment was conducive to increasing net interest income. In contrast, during 2003 we began repricing a significant portion of our assets at lower rates. Loan growth on a period-to-period basis was relatively flat due to the sluggish economy. As a result of low interest rates, approximately $28,000 of in-house mortgages sought permanent financing in the secondary market, moving from short-term loans with Renasant Bank to traditional (long-term) mortgage loans that are sold upon closing. This shift, combined with the continual decline in our sales finance loan program that was discontinued in 2000 and the increase in the volume of the prepayments of our mortgage-backed securities, had a significant impact on net interest income in 2003. With the 25 basis points drop in interest rates in June of 2003, we began experiencing a significant acceleration in the volume of prepayments of our mortgage-backed securities in the third quarter. During the fourth quarter of 2003, those securities were back to more normal prepayment speeds, reducing the premium amortization. The increase in rates in the fourth quarter of 2003 resulted in much lower mortgage loan volume and normal prepayment volume on mortgage-backed securities.

Net interest income on a tax equivalent basis decreased $2,499, or 4.54%, from $55,021 in 2002 to $52,522 in 2003. Of the tax equivalent decrease, an increase of $2,086 due to the favorable growth in net earning assets was more than offset by a decrease of $4,585 due to changes in interest rates. Interest income, on a tax equivalent basis, decreased $7,247 to $74,299 during 2003 as compared to 2002. The tax equivalent yield on earning assets decreased from 6.90% in 2002 to 5.98% in 2003, or 92 basis points. The cost of interest-bearing liabilities dropped from 2.63% in 2002 to 2.05% in 2003, or 58 basis points.

Average Earning Assets to Total Average Assets

2004	2003	2002
90.01%	90.64%	90.41%

Average earning assets as a percentage of total average assets are shown above for the years December 31, 2004, 2003 and 2002. The decrease in 2004 as compared to 2003 is attributable to $45,569 in intangible assets acquired in connection with our acquisition of Renasant Bancshares. The improvement shown for 2003, although slight, was due to enhancements made in cash management. The tax equivalent yields on earning assets were 5.68%, 5.98%, and 6.90%, for 2004, 2003, and 2002, respectively.

Net Interest Margin – Tax Equivalent

2004	2003	2002
4.14%	4.23%	4.66%

Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.14% during 2004 from 4.23% in the prior year. The table below shows the impact that the earning assets and interest-bearing liabilities had on the change in net interest margin for 2004. As shown, the increase in volume of earning assets resulted in an increase of .044% in net interest margin. The increase was more than offset by the effect of the decline of .341% in rates on earning assets. The net effect of volume and rate on earning assets was a .297% decrease in net interest margin. This was offset somewhat by the increase in net interest margin of .208% due to the effect of changes in rates and volumes of interest-bearing liabilities. The net result was a decrease in net interest margin of .089%. The following table provides certain information regarding effect on net interest margin due to changes in volumes and rates of interest-earning assets and interest-bearing liabilities:

Description	Volume	Rate	Net
Loans	0.082%	(0.352)%	(0.270)%
Interest-bearing bank balances	(0.008)%	0.006%	(0.002)%
Investment securities	(0.030)%	0.005%	(0.025)%

Total earning assets	0.044%	(0.341)%	(0.297)%

Deposits	(0.099)%	(0.184)%	(0.283)%
Other interest-bearing liabilities	0.100%	(0.025)%	0.075%

Total interest-bearing liabilities	0.001%	(0.209)%	(0.208)%

Net interest margin	0.043%	(0.132)%	(0.089)%

Net interest margin, the tax equivalent net yield on earning assets, decreased 43 basis points during 2003 from the comparable period in 2002. The repricing of our earning assets at lower rates coupled with accelerated amortization of premiums on mortgage-backed securities resulted in the decline of net interest margin.

Loans and Loan Interest Income

Loans are the Company’s most significant earning asset, comprising 66.85%, 60.96%, and 63.94% of total assets at December 31, 2004, 2003, and 2002, respectively. The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

Loan Portfolio

(In Thousands)

	2004	2003	2002	2001	2000
Commercial, financial, agricultural	$175,571	$140,149	$139,457	$138,420	$144,130
Lease financing	10,809	12,148	15,338	16,483	18,531
Real estate-construction	96,404	50,848	37,141	30,564	25,706
Real estate-1-4 family mortgages	375,698	293,097	293,022	289,395	290,482
Real estate-commercial mortgages	395,048	280,097	277,824	234,177	207,819
Installment loans to individuals	87,950	86,313	96,902	108,997	126,033

Total loans net of unearned income	$1,141,480	$862,652	$859,684	$818,036	$812,701

As the table above shows, at December 31, 2004 loans increased $278,828, or 32.32%, from December 31, 2003. We experienced strong loan growth in our existing markets as total loans, excluding loans acquired in connection with our acquisition of Renasant Bancshares, grew $100,786, or 11.68%. The acquisition of Renasant Bancshares increased total loans by approximately $178,042.

The year 2004 was unusual in terms of the lending environment. We began the year with minimal loan growth, as loans at March 31, 2004 grew 2.30% as compared to December 31, 2003. During the last three quarters of the year, we experienced increased loan growth as loans, excluding loans acquired in connection with our acquisition of Renasant Bancshares, increased $80,954, or 9.17%. We did not experience the decrease in mortgage loans due to homeowner refinancing in 2004 as we did in 2003. The growth generated during 2004 is attributable to the steps management took during 2003 and fewer customers in 2004 refinancing loans into fixed mortgage loan products.

During 2003, management committed to the task of growing loans through our expansion into more attractive markets, as well as, through the strategic hires of lending personnel located in those higher growth markets. Total loans at December 31, 2003 only grew $2,968, or .35%, from December 31, 2002. In 2003, we experienced a significant decrease in average mortgage loans of $18,280 as customers refinanced into fixed mortgage loan products given the historic low rates available during this time. This decrease was more than offset by an increase in average commercial loans of $30,967 and an increase in lines of credit of $13,012, both with lower yields than the mortgage loans.

Average Loan to Deposit Ratio

2004	2003	2002
79.77%	74.99%	75.54%

Average yields on loans decreased from 7.39% in 2002 to 6.61% in 2003 and then to 6.08% in 2004. The most significant changes occurred in commercial loans, as the average yield dropped from 7.05% in 2002 to 6.27% in 2003, then to 5.79% in 2004. Consumer loan yields declined from 8.24% in 2002 to 7.57% in 2003, then further to 6.83% in 2004. The repricing of loans in the declining interest rate environment during the periods resulted in the decline on loan yields.

The tax equivalent loan interest income was $60,809, $56,890, and $61,865 for the years ended December 31, 2004, 2003, and 2002, respectively. Income from loans, on a tax equivalent basis, increased $3,919 during 2004, as the average balance of loans increased $140,410.

Mortgage loans held for sale were $2,714 and $1,643 at December 31, 2004 and 2003, respectively. The demand for traditional mortgages, particularly refinancing of existing mortgages into fixed-rate mortgage products, was strong until the third quarter of 2003. During 2003, we closed approximately $121,844 in mortgage loans, a record for Renasant Bank, up 58.24% over the volume closed for 2002. As rates began to rise and the demand for refinancing of existing mortgages slowed, we experienced a decline in mortgage loan volume. As such, originations of mortgage loans to be sold totaled $45,331 for 2004. Mortgage loans to be sold are locked in at the contractual rate upon closing, thereby eliminating any interest rate risk for the Company. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of the mortgage loans in the secondary market.

Investments and Investment Interest Income

Investment income is the second largest component of interest income. The securities portfolio is used to provide term investments, to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing public funds.

Securities by Sector Allocation (at Fair Value)

Sector	2004	2003	2002
U. S. Government agencies	20%	22%	15%
Mortgage-backed securities	46	50	52
Obligations of states and political subdivisions	28	23	28
FHLB and other preferred stock	6	5	5

	100%	100%	100%

In 2004, securities income, on a tax equivalent basis, increased $1,979 to $19,152 from securities income on a tax equivalent basis in 2003. The average balance in the investment portfolio was $394,456, up $38,290, or 10.75%, over 2003. The tax equivalent yield on the portfolio was 4.86%, up 4 basis points from 2003.

The balance of our securities portfolio at December 31, 2004 declined $42,689 to $371,581 compared to $414,270 at December 31, 2003. During 2004, we experienced greater demand for loans and modest growth in deposits. As the investment portfolio declined, primarily due to routine maturities and calls of securities, the funds received from the routine maturities and calls of securities were used to fund the growth in the loan portfolio rather than being reinvested in the securities portfolio. This caused the decrease in the balance of our securities portfolio. Maturities and calls of securities during 2004 totaled $112,068.

During 2004, we sold $66,526 in securities of which approximately $33,850 of these securities were sold in June to meet liquidity requirements related to the acquisition of Renasant Bancshares. These securities included obligations of U.S. Government agencies and corporations, mortgage-backed securities, obligations of states and political subdivisions and trust preferred securities. At December 31, 2003, those securities had net unrealized gains of $835, which included two securities with unrealized losses totaling $23. The two securities, a mortgage-backed security and a floating rate trust preferred, had sales prices of $4,131 and $2,005, respectively, resulting in a realized loss at the time of sale of $115 and a realized gain of $12, respectively.

During 2004, we purchased $113,217 in securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”) which made up approximately 49% of the purchases. We favor investments in mortgage-backed securities and CMO’s because of the cash flow these instruments provide for funding loan growth. Furthermore, yields on these securities are generally higher than yields on U.S. Government Agency securities. U. S. Government Agency securities purchased accounted for approximately 34%, with the remainder of the purchases being municipal securities.

At December 31, 2004, unrealized losses of $3,385 were recorded on investment securities with a book value of $165,008. These unrealized losses are primarily attributable to changes in interest rates. At December 31, 2004, our investment portfolio mix remained similar to December 31, 2003, with approximately half of the portfolio comprised of mortgage-backed securities.

In 2003, securities income on a tax equivalent basis decreased $2,176 to $17,173 from securities income on a tax equivalent basis in 2002. The average balance in the investment portfolio was $356,166, up $31,913, or 9.84%, over 2002. The tax equivalent yield on the portfolio was 4.82%, down 115 basis points from 2002. The decrease in interest income and tax equivalent yield on the security portfolio during 2003 was primarily due to accelerated prepayment on mortgage backed securities which resulted in amortization of premiums paid on these securities over a shorter period of time. At December 31, 2003, the balance of securities was $414,270, an increase of $69,489 as compared to December 31, 2002. During 2003, we purchased $286,651 in securities. Maturities and calls totaled

$169,989. We sold $39,479 in securities, primarily in mortgage-backed securities. The purchases were primarily mortgage-backed securities and CMO’s, comprising approximately 73% of the purchases. U. S. Government Agency securities purchased accounted for approximately 23%, with the remainder of the purchases being municipal securities.

In December 2003, we borrowed $25,000 from the FHLB to fund the purchase of agency securities and CMO’s. These securities were primarily one-month LIBOR based floating rate agency securities. In addition, we purchased approximately $20,000 in mortgage-backed securities and CMO’s from the proceeds of the issuance of junior subordinated debentures. These two transactions were the major contributors to the 66.90% and 16.01% growth in U.S. Government Agencies and mortgage-backed securities, respectively, from 2002 to 2003.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $1,318,677, $1,133,931, and $1,099,048 as of December 31, 2004, 2003, and 2002, respectively. The acquisition of Renasant Bancshares increased total deposits by $185,319. Excluding deposits from Renasant Bancshares, deposits decreased slightly from $1,133,931 at December 31, 2003 to $1,133,358 at December 31, 2004. Deposit growth for 2003 was 3.17%, relatively unchanged from our 2002 growth of 3.39%. Interest expense for deposits was $17,382, $18,818, and $24,034, for 2004, 2003, and 2002, respectively. The cost of interest-bearing deposits was 1.62%, 1.93%, and 2.53%, for the same periods.

Average Interest-Bearing Deposits to Total Average Deposits

2004	2003	2002
85.87%	85.96%	86.10%

Interest-bearing deposits at December 31, 2004, 2003, and 2002 were $1,117,755, $979,852, and $951,483, respectively. Interest-bearing deposits at December 31, 2004, excluding interest-bearing deposits acquired in connection with our acquisition of Renasant Bancshares, decreased 2.62% from December 31, 2003. Time deposits decreased at December 31, 2004 as compared to December 31, 2003. Approximately 54.11% of the decrease in time deposits is attributable to a decrease in public fund time deposits. Growth in interest-bearing deposits for 2003 over 2002 was 2.98%, primarily due to interest-bearing demand deposits.

Noninterest-bearing deposits were $200,922, $154,079, and $147,565 at December 31, 2004, 2003, and 2002, respectively. The acquisition of Renasant increased non-interest bearing deposits by $21,959. The average balance of non-interest bearing deposits for 2004 was up 10.88% over 2003; the average balance of non-interest bearing deposits for 2003 was up 4.05% over that of 2002.

Demand deposits and non-public interest-bearing transaction accounts, excluding deposit accounts acquired in connection with the acquisition of Renasant Bancshares, increased $21,811 and $35,949, respectively, at December 31, 2004 from December 31, 2003. The growth in demand deposits and non-public interest-bearing transaction accounts is primarily attributed to the continued success of Haberfeld Associates’ High Performance Checking Account Marketing Program, which we implemented during the second quarter of 2003. The purpose of this program is to attract and retain new deposit clients in a cost efficient manner, providing greater cross-sales opportunities. This program provides the client with a choice of seven value-priced transaction accounts. The cornerstone of this program is the free, full-service checking account.

The increase in demand deposits and non-public interest-bearing transaction accounts in 2004 was partially offset by decreases in public fund interest-bearing transaction accounts and time deposits. These deposit types, exclusive of similar deposit types acquired in connection with our acquisition of Renasant Bancshares, decreased $16,730 and $22,168, respectively, at December 31, 2003, to December 31, 2004.

Public funds, one of a number of alternatives that the Company utilizes to meet its liquidity needs, may be readily obtained based on the Company’s aggressiveness in pricing. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk. Interest spread is the difference between the interest earned on earning assets and the interest paid on costing liabilities. Because we are cognizant of interest spread, funds are only acquired when needed and at a rate that is prudent under the circumstances. Normally, public fund time deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. If demand for those funds rises, the cost of those deposits increases and vice versa.

The trend of decreasing time deposits has continued as customers have kept their deposits very liquid with expectations of higher interest rates. Rates paid on time deposits ranged from .25% to 3.25% at the end of 2004.

At December 31, 2003, the balance of demand deposits and interest bearing demand deposits increased $6,514 and $45,285, respectively, as compared to the balance at December 31, 2002. The growth is attributable to the implementation of the HPC program and customers shifting their time deposits into more liquid interest-bearing accounts. Total time deposits decreased $26,801 during 2003 as compared to 2002. Further, we did not aggressively price our time deposits in our markets as funds were not needed to meet t loan demand.

Borrowed Funds and Interest Expense on Borrowings

Interest expense on total borrowings (inclusive of advances from the FHLB and treasury tax and loan account balances) was $4,414 in 2004, up 49.17% from 2003 due to an increase of $53,715 in the average balance of total borrowings. The interest expense effect of the increase in the average balance more than offset the decrease in interest expense due to the decline in the rates paid on borrowed funds.

Throughout 2004, the Company relied more heavily than in past years on borrowed funds as we faced difficulty in generating sufficient deposits to meet the loan demand. The average balances of borrowed funds were $137,008, $83,293, and $59,563 for 2004, 2003, and 2002, respectively. The cost of those funds in 2004 was 3.22%, down 33 basis points from 3.55% in 2003. The cost of borrowed funds for 2002 was 4.18%.

Advances from the Federal Home Loan Bank (“FHLB”) were $109,756, $90,987, and $86,308 for the years ended December 31, 2004, 2003, and 2002 respectively. Advances from the FHLB were up 20.63% and 5.42% over the prior year balances in 2004 and 2003, respectively. Funds were borrowed from the Federal Home Loan Bank to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans.

In addition, the Company issued $20,619 in junior subordinated debentures during the fourth quarter of 2003 to provide funds for the Renasant Bancshares acquisition and to meet other capital resource needs. This issuance increased our interest expense on borrowed funds for 2004 by $982 as compared to 2003. The junior subordinated debentures bear interest at a rate equal to 3-Month LIBOR plus 285 basis points. At December 31, 2004, the interest rate on the junior subordinated debentures was 5.35%.

Interest expense on total borrowings was $2,959 in 2003, up $468 from 2002 due to an increase of $23,730 in the average balance of total borrowings. The increase in the average balance more than offset the decrease in the interest expense due to the decline in the rates paid on borrowed funds. The cost of borrowed funds was 3.55% in 2003 compared to 4.18% in 2002. Part of our 2003 borrowings from the FHLB included $25,000 borrowed in December 2003 in order to offset the amortization of approximately $370 in issuance cost associated with issuing the junior subordinated debentures. We also purchased $25,000 in securities for the same purpose. The transaction resulted in a positive spread of approximately 1.60% between the securities and the debt. The term of the debt from the FHLB is for five years. The interest rate, which floats with three-month LIBOR, was 1.14% at December 31, 2003. The securities consisted of two, seven-year maturity, U.S. Government Agency securities with a coupon rate of 2.77%, and a CMO which floats with one-month LIBOR at a coupon rate of 2.62%.

The treasury tax and loan account balances for 2004, 2003, and 2002 were $3,183, $6,958, and $5,498, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

Noninterest income

Noninterest Income (Less Securities Gains/Losses)

to Average Assets Ratio

2004*	2003	2002
2.06%	2.31%	2.13%

*	Ratio does not include the gain on the sale of the credit card portfolio.

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains, and all other noninterest income. Our focus over the last years has been to develop and enhance our products for generating noninterest income. We believe our new markets in Tennessee and Alabama will provide us with opportunities to further grow our noninterest income.

For 2004, noninterest income was $32,287, an increase of $394 over 2003, or 1.24%. As discussed below, noninterest income for 2004 includes a $1,093 other-than-temporary impairment charge on certain FNMA and FHLMC preferred securities. In addition, noninterest income for 2004 includes a $1,000 gain from the sale of our merchant card servicing business. For 2003, noninterest income was $31,893, an increase of $3,920 over 2002, or 14.01%.

We hold FNMA and FHLMC preferred stock with a market value of $5,050 in our security portfolio. The securities pay a dividend based on treasury rates and reset periodically. During the fourth quarter of 2004, these agencies issued new securities as part of a settlement reached with federal regulatory agencies. These newly issued securities had terms which were more favorable than the securities we hold. Prior to the issuance, the fair market value of the securities was below their carrying value due to increases in interest rates. Although the securities we hold are rated AA- and Aa3 by Standard & Poor and Moody’s, respectively, we concluded that the decline in the market value of the securities, in light of the new security issuance, was other-than-temporary. Thus, we recorded a $1,093 non-cash impairment charge during the fourth quarter of 2004. The impairment is shown in the income statement line item “Securities (losses)/gains”. Excluding the impairment charge, gains on sale of securities for 2004 were $72.

Security gains of $191 for 2003 resulted from $39,479 in security sales, primarily from the sale of mortgage-backed securities. Securities gains of $93 for 2002 resulted from $46,870 in security sales. These, too, were primarily mortgage-backed securities that were sold to eliminate those securities with maturity concentrations or accelerated prepayments. Sales also included securities in U.S. Government Agency, obligation of state and political subdivision, and other preferred stock sectors.

On June 1, 2004, we sold our interest in and rights to future revenue on credit card merchant agreements involving point of sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). The sale involved approximately 1,000 credit card merchant processing accounts along with an insignificant amount of hardware consisting of approximately 150 credit card terminals and printers. In connection with the sale, Nova assumed financial liability for merchant transactions from the date of the sale. We will no longer continue to receive merchant discount revenue. We will receive referral fees from Nova, although such fees will likely be significantly less than our merchant discount revenue. Revenue from merchant servicing was $672, $1,287 and $1,275 for the years ended December 31, 2004, 2003 and 2002.

Charges for deposit services, a major contributor to noninterest income, were $15,355 for 2004, an increase of $938 or 6.51% from 2003. The acquisition of Renasant Bancshares contributed $160 of this increase. The primary reason for the increase is the success of the HPC program in increasing the number of service-chargeable deposit accounts. Service charges include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposits in 2002 were $12,578. The increase in service charges during 2003 of $1,839 was primarily associated with the increase in accounts due to the HPC program initiated in 2003.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased $542, or 7.88% to $7,416 during 2004 as compared to $6,874 for 2003. Fees recorded from deposit services increased $894, or 33.92%, over similar fees generated for 2003. Income derived from use of our debit cards made up 73.94% of the total increase in deposit-related fees for 2004. Fees recorded for loan services decreased $352 from 2003. As a result of the decrease in origination of mortgage loans for sale, mortgage loan fees decreased $759. Fees charged on mortgage loans originated for sale include title insurance, underwriting fees, and origination fees. This decrease was partially offset by increased fees generated for other loans, particularly commercial, as a result of increased volume.

Fees and commissions increased $1,133 to $6,874 in 2003 from $5,741 in 2002. Fees generated from deposit services increased $344, primarily from income derived from use of our debit cards and the sale of alternative financial products (such as mutual funds and annuities). Fees generated from loan services increased $790 over 2002, largely due to the record volume of mortgages originated for sale.

Gains on the sale of mortgage loans for 2004 were $583, a decrease of $714, or 55.05%, from 2003. As mortgage interest rates have slowly increased compared to the historic lows in 2003, homeowner refinancing and mortgage originations have declined. As such, originations of mortgage loans to be sold totaled $45,331 for 2004 as compared to $121,844 in 2003. We do not expect future levels of homeowner refinancings and gains on sale of mortgage loans to reach the 2003 levels. This revenue has been included in the Consolidated Statements of Income under the caption “Gains on sales of mortgage loans.”

Gains on the sale of mortgage loans for 2003 were $1,297, an increase of $543, or 72.02%, from 2002. We closed approximately $121,844 in mortgage loans in 2003 up 58.24% over the volume closed for 2002 of approximately $77,000.

Income earned on insurance products was $3,590, $3,602 and $3,329 for the year ended December 31, 2004, 2003 and 2002, respectively. Through our insurance agency, Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Contingency income for 2004, 2003 and 2002 was $390, $138 and $270, respectively. The increase in claims paid by insurance carriers in 2002 resulted in lower contingency income for 2003.

We have a Financial Services division within Renasant Bank. The Financial Services division for the Company includes four departments: the trust department, a benefits group, the wealth management department, and the financial services department. The trust department operates on a custodial basis, which includes administration of benefit plans and accounting and money management for trust accounts. The benefits group focuses on providing a product line to assist corporate clients with succession planning, as well as offering such other products as disability insurance. This group consists of an outsourcing arrangement with a third party in which the Company receives commissions based on their sales volume. Our wealth management department works in conjunction with retail banking, but with more affluent clients. These clients are offered a full line of deposit and loan products, financial planning, and cash management services.

The financial services department consists of licensed agents who sell annuities, mutual funds, stocks, and both term and permanent life insurance. These brokerage services are offered through a third party provider. Under the agreement with the third party provider, we receive commissions based on our sales and assume no further obligation or liability to the client. The entire commission is recorded into income when paid by the third party provider, which is on a monthly basis. While we offer both fixed and variable annuities, sales in fixed annuities accounted for the majority of the total annuity sales and represented approximately 62.37% of the total revenue generated by the financial services department in 2004. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all who receive an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families and, during 2004, accounted for approximately 21.72% of the revenue generated from the financial services department. Commission from the sale of both annuities and mutual funds are reported in the Consolidated Statements of Income in the account line “Fees and Commissions.” While the financial services department typically works independently from trust and wealth management, referrals to those areas may be made if the client’s needs would be more appropriately met by other product lines.

In 2004, the revenue generated by the Financial Services division as a whole increased $394 an improvement of 16.17% over 2003. In 2003, the revenue generated by the Financial Services division increased $444, an improvement of 22.27% over 2002. Revenue reported from the Financial Services division is gross of any direct department expense.

Trust department revenue is reported in the Consolidated Statements of Income in the noninterest income section in the line account “Trust Revenue.” Trust revenue increased 22.83% to $2,147 for 2004 compared to $1,748 for 2003. Continued improvement in the stock market and customers seeking higher yielding investment opportunities given the low interest rate environment fostered the increased activity. Also significant to this increase is the impact and focus from the new management in this area. Training, coupled with better sales goals, helped employees exceed the Company’s plan. The market value of trust assets under management as of December 31, 2004 and 2003 was $399,382 and $359,527, respectively. Assets under management increased approximately 11.09% for 2004 primarily from an increase in new business. New business accounted for approximately 59.12% of the growth from 2003. Trust revenue increased $236 to $1,748 for 2003 compared to $1,512 for 2002.

Revenue from the financial services department and the benefits group is reported in the Consolidated Statements of Income in the noninterest income section in the line account “Other.” Revenue generated from the financial services department totaled $661, $661 and $454 for 2004, 2003 and 2002, respectively. The benefits group revenue was $22, $25 and $26 for 2004, 2003 and 2002, respectively. Revenue earned from the wealth management department may be derived from a number of sources and is recorded in the Consolidated Statements of Income in line accounts “Interest Income-Loans,” “Interest Expense-Deposits,” and in the noninterest income section in line accounts “Service Charges on Deposit Accounts,” “Fees and Commissions” “Insurance Commissions”, “Trust Revenue” and “Other.”

Noninterest Expense

Noninterest Expense to Average Assets

2004	2003	2002
3.87%	3.88%	3.91%

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment, and other noninterest expense. Noninterest expense was $60,709, $53,193, and $51,027 for 2004, 2003, and 2002, respectively. Noninterest expenses incurred in connection with our acquisition of Renasant Bancshares during 2004 totaled $3,796.

Salaries and employee benefits represented 55.03%, 55.43%, and 57.62% of total noninterest expenses at December 31, 2004, 2003, and 2002, respectively. During 2004, salaries and employee benefits increased $3,920 to $33,406 as compared to $29,486 for 2003. Renasant Bancshares contributed $1,744 in salaries and employee benefits expense during 2004. The remaining increase in salaries and employee benefits was primarily due to normal annual salary increases and staffs at the newly opened Horn Lake and Oxford offices.

Salaries for 2003 increased to $29,486 as compared to $29,400 in 2002 due to normal annual salary increases and staff additions. In addition, commission expense increased $327 over 2002, directly attributable to the increase in revenue generated through mortgage loans, insurance, and annuities/mutual fund sales. The incentive cost for 2003 was $1,894 less than the 2002 expense.

Data processing costs increased $389, or 9.50%, to $4,483 for 2004 as a result of continued technological enhancements, increased account volume as a result of the HPC program and increased processing volume from the acquisition of Renasant Bancshares.

In 2003, data processing cost increased $333, or 8.85%, as we continued to improve our technology by installing a new loan platform system designed in part to simplify the lending process for our “front-line” staff. In addition, we customized a loan-pricing program which was installed in the first quarter of 2004. Finally, we upgraded our teller platform system during the second half of 2003 to a Windows–based system from a DOS-based system. The new system has more functionality and provides the teller with more information about the client.

Occupancy expense in 2004 was up $463, or 13.69%, from 2003. The increase due to the acquisition of Renasant Bancshares accounted for approximately 44% of the increase. The remainder was primarily due to additional depreciation and other occupancy costs incurred in connection with opening the new branch in Horn Lake, Mississippi and the loan production office in Oxford, Mississippi. As we continue to expand our footprint in our new markets, we will continue to experience gradual increases in our occupancy and equipment expense.

Occupancy expense in 2003 was up $275, or 8.85%, from 2002. Increases in occupancy resulted from costs incurred in the opening of a new branch office in Corinth and expanding our technology center.

Computer and equipment expense increased $857 over 2003, approximately $140 of which was due to Renasant Bancshares. Excluding additional expenses from the acquisition, depreciation on software, computer equipment and other equipment increased $294, and maintenance and support fees increased $155. Also, we wrote off approximately $295 of obsolete equipment no longer in service. We replaced some equipment in 2004 because it failed to integrate well when enhancements were made to our platform systems, resulting in processing problems and down-time.

Computer and equipment expenses for 2003 decreased $88, or 2.77%, from 2002. We implemented a new loan platform system, which became operational in the first quarter of 2003. It has been, and will continue to be, our practice to seek technological improvements, to evaluate the benefits, and to proceed with implementation of systems that are deemed beneficial for our clients and shareholders. This practice is directly influenced by our vision to be the financial services advisor and provider of choice in the communities we serve.

Professional fees for legal and accounting services, which were $1,539 for 2004, decreased slightly as compared to $1,563 for 2003. We expect our professional fees to remain at these levels in the future given the increase in regulatory and oversight responsibilities. Professional fees for 2003 increased approximately $388, or 33.03% over 2002. We expensed approximately $370 for consultant assistance in various revenue enhancement projects, primarily related to deposit fees and cash management.

Advertising expense for 2004 was comparable to 2003, up $42, or 2.15%, inclusive of advertising costs associated with the acquisition of Renasant Bancshares. Advertising expense for 2003 was up $880, or 81.71% over advertising expense for 2002. The marketing cost of the Haberfeld High Performance Checking program, which began in 2003, was $872. This program was not intended to replace other marketing plans.

Amortization of intangible assets increased $522 to $1,015 for 2004 compared to $493 for 2003. In connection with the Renasant Bancshares acquisition, we recorded $5,801 in finite-lived intangible assets. These intangible assets are being amortized over their estimated useful lives, which range between 5-7 years. Amortization expense of $493 for 2003 was flat as compared to 2002.

Efficiency Ratio

2004	2003	2002
66.93%	63.16%	61.55%

The efficiency ratio is a standard performance measurement tool which encompasses tax equivalent net interest income, noninterest income (excluding security gains or losses) and noninterest expense. Our efficiency ratio increased in 2004 from 2003. This increase resulted primarily from an increase in non-interest expenses due to the Renasant Bancshares acquisition and compliance with the Sarbanes-Oxley Act of 2002. The increase in the efficiency ratio for 2003 as compared to 2002 was primarily due to decreases in net interest income over the same period.

Income Taxes

Income tax expense for 2004, 2003, and 2002 was $6,816, $6,839, and $6,819, respectively. The effective tax rates for those years were 26.98%, 27.33%, and 27.85%, respectively. The effective tax rate for 2004 is down due to tax decreases as a result of tax planning and our continued investment in tax-exempt securities, and tax-free leases and loans. In both 2003 and 2002, we recorded a nontaxable death benefit from life insurance.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity.”

Credit Risk and Allowance for Loan Losses

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

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under FASB Statement 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under FASB Statement 114, “Accounting by Creditors for Impairment of a Loan”. The balance of these loans determined as impaired under FASB Statement No. 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, unemployment rate in our market, loan segmentation, and historical losses that are inherent in the loan portfolio. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $14,403, and $13,232 at December 31, 2004 and 2003, respectively.

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is mandated by management and the Board of Directors.

A number of committees and an underwriting staff oversee the lending operations of the Company. Those include in-house loan and loss management committees and a Board of Directors loan committee. In addition, we maintain a loan review staff.

The underwriters review and score loan requests that are made by our lending staff. In compliance with policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits.

Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are scored by the underwriters. Grades are assigned based on the scoring of the loans that are funded. This information is used to assist management in monitoring the credit quality. Loan requests of amounts greater than the officers’ lending limits are reviewed by an in-house loan committee comprised of senior officers of the Company. Decisions on funding loan requests are made or declined at this level provided they are within approved lending limits. Loan requests that exceed this group’s lending authority are submitted to a loan committee comprised of members of the Board of Directors.

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

Grades are assigned by lending personnel based on the scoring of the loans that are funded. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios, as well as regulatory guidelines for criticized loans. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

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

Provision for Loan Losses to Average Loans

2004	2003	2002
.15%	.32%	.52%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $1,547, $2,713, and $4,350 for 2004, 2003, and 2002, respectively. Factors considered in management’s assessment for the periods presented include the risk rating of individual credits, the size and diversity of our loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

During the fourth quarter of 2004, we sold approximately $10,465 of commercial and commercial real estate loans for $8,922. One loan with a balance of $640 was classified as nonperforming at the time it was sold. The credit quality of the other loans, while not classified as nonperforming, had declined below our desired credit standards. As such, we had established a reserve in the allowance for loan losses for the loans sold of $2,246. No gain or loss was recognized at the time of sale, although, we charged-off $1,634 against the allowance for loan losses in connection with the sale of these loans. Existing reserves on these loans exceeded the amount charged-off as a result of the sale by approximately $612. The excess of the reserve in the allowance for loan losses over the amount charged-off was reallocated to the remainder of the loan portfolio which reduced the provision for loan losses charged to operations during the fourth quarter of 2004.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. The net charge-offs for 2004 and 2003 were $3,221 and $1,684, respectively. The net charge-off ratio for 2004 was .32% and for 2003 was ..20%. As discussed in the preceding paragraph, we sold approximately $10,465 of commercial and commercial real estate loans during the fourth quarter of 2004. In connection with the sale of these loans, we charged-off $1,634. This charge-off represented 45% of the total charge-offs and .16% of average loans for the year.

Net charge-offs for 2003 decreased by $1,817, or 51.90%, from 2002. For 2003, there was a significant decrease in all categories, with the largest decrease in the real estate–mortgage sector in the amount of $846, or 48.45%. This improvement is attributed to the implementation of a more stringent loan review and evaluation process.

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2004	2003	2002	2001	2000
Balance at beginning of year	$13,232	$12,203	$11,354	$10,536	$10,058

Addition from acquisition	2,845	—	—	—	—

Provision for loan losses	1,547	2,713	4,350	4,790	6,373

Charge-offs
Commercial, financial, agricultural	1,685	511	1,025	951	2,237
Real estate-construction	—	—	142	59	37
Real estate-1-4 family mortgage	1,083	488	876	968	678
Real estate-commercial mortgage	125	530	1,096	751	1,068
Installment loans to individuals	724	514	1,028	1,574	2,338

Total charge-offs	3,617	2,043	4,167	4,303	6,358

Recoveries
Commercial, financial, agricultural	132	52	81	39	100
Real estate-construction	—	—	51	1	4
Real estate-1-4 family mortgage	66	68	157	25	34
Real estate-commercial mortgage	8	50	69	19	66
Installment loans to individuals	190	189	308	247	259

Total recoveries	396	359	666	331	463

Net charge-offs	3,221	1,684	3,501	3,972	5,895

Balance at end of year	$14,403	$13,232	$12,203	$11,354	$10,536

Net charge-offs to:
Loans-average	.32%	.20%	.42%	.49%	.72%
Allowance for loan losses	22.36%	12.73%	28.69%	34.98%	55.95%
Allowance for loan losses to:
Loans-year end	1.26%	1.53%	1.42%	1.39%	1.30%
Nonperforming loans	166.30%	181.09%	338.22%	178.63%	147.89%
Nonperforming loans to:
Loans-year end	.76%	.85%	.42%	.78%	.88%
Loans-average	.87%	.86%	.43%	.78%	.87%

Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually past due 90 days, on which interest continues to accrue. Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the Loss Management Committee, and our loan review staff closely monitor loans that are considered to be nonperforming.

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates, or deferral of interest or principal payments.

The following table shows the principal amounts of nonperforming and restructured loans at December 31:

(In Thousands)	2004	2003	2002	2001	2000
Nonperforming loans:
Nonaccruing	$6,443	$4,624	$1,417	$614	$1,209
Accruing loans past due 90 days or more	2,228	2,683	2,191	5,742	5,915

Total nonperforming loans	8,671	7,307	3,608	6,356	7,124

Restructured loans	760	384	—	—	—

Total nonperforming and restructured loans	$9,431	$7,691	$3,608	$6,356	$7,124

Interest income foregone	$265	$6	—	—	—

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current terms of the loan have been reflected within the table above. Approximately 65.42% of the nonaccrual loans is attributable to one large credit relationship. The relationship is secured by income producing real estate properties. The Company continues to closely monitor this credit and believes it has adequately reserved for any exposure as of December 31, 2004.

The following table presents in thousands the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

(In Thousands)	2004	2003	2002	2001	2000
Commercial, financial, agricultural	$3,437	$3,158	$2,724	$6,838	$6,470
Lease financing	97	89	279	330	371
Real estate-construction	447	411	343	—	—
Real estate –1-4 family mortgage	4,638	4,243	3,969	942	726
Real estate-other mortgage	4,854	4,459	3,634	762	520
Installment loans to individuals	930	854	1,055	2,346	2,238
Unallocated	—	18	199	136	211

Total	$14,403	$13,232	$12,203	$11,354	$10,536

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans at December 31 for each of the years presented:

(In Thousands)	2004	2003	2002	2001	2000
Specific reserves	$2,786	$2,630	$1,806	$1,289	$517
Allocated reserves based on loan grades	11,617	10,584	10,198	9,929	9,808
Unallocated	—	18	199	136	211

Total	$14,403	$13,232	$12,203	$11,354	$10,536

Loan Concentrations

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

	2004	2003	2002	2001	2000
Commercial, financial, agricultural	15.38%	16.25%	16.22%	16.92%	17.74%
Lease financing	0.95	1.41	1.78	2.01	2.28
Real estate-construction	8.45	5.89	4.32	3.74	3.16
Real estate –1-4 family mortgage	32.91	33.98	34.08	35.38	35.74
Real estate-other mortgage	34.61	32.47	32.32	28.63	25.57
Installment loans to individuals	7.70	10.00	11.28	13.32	15.51

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2004, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. Management believes the most significant impact on the Company’s financial results stems from our ability to react to changes in interest rates. To that end, management actively monitors and manages our interest rate risk exposure.

We have an Asset/Liability Committee (“ALCO”), which is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset-liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on our net interest income and net portfolio value (“NPV”) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a more rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. The NPV measures our long-term earnings exposure from changes in market rates of interest. NPV is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in NPV due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet. The following rate shock analysis depicts the estimated impact on net interest income and NPV of immediate changes in interest rates at the specified levels at December 31:

Change in Interest Rates (In Basis Points)	Percentage Change In:
	Net Interest Income (1)		Net Portfolio Value (2)
	2004	2003	2004	2003
+200	(4.3)%	(1.2)%	(15.7)%	(9.8)%
+100	(1.9)%	(.1)%	(8.0)%	(4.4)%
-100	(2.2)%	(.3)%	5.7%	4.0%
-200	(6.5)%	(8.9)%	12.9%	8.7%

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2)	The percentage change in this column represents our NPV in a stable interest rate environment versus the NPV in the various rate scenarios.

The balance sheet structure as of December 31, 2004 indicates we are liability sensitive. To mitigate our interest rate risk in the rising rate environment, we implemented a strategy of concentrating our loan growth in the form of variable products while extending the terms of the funding. The results of the interest rate shock are within the limits set by the Board of Directors. The above scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. Recently, it has been the Federal Reserve Board’s policy to adjust the target federal funds rate over a period of time in 25 basis point increments. As interest rates are adjusted gradually over a period of time, we are able to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.

The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan may be locked into for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Other than mortgage loan commitments, we have not entered into any other derivative activities.

Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring liquidity. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. This is evidenced by our increase in core deposits during 2004, even when our acquisition of Renasant is excluded. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with Asset-Liability Committee targets.

Our security portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow equal to 10.04% of the carrying value of the total securities portfolio. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Federal funds purchased at December 31, 2004 totaled $51,500. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs. The total amount of remaining credit available to us from the FHLB was $226,441. As of December 31, 2004, our outstanding balance with the FHLB was $109,756. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At December 31, 2004, there were no amounts outstanding under these lines of credits.

At December 31, 2004, our total cost of funds, including noninterest bearing demand deposit accounts, was 1.57%, down from 1.79% at December 31, 2003. Noninterest bearing demand deposit accounts made up approximately 14.13% of our average total deposits and borrowed funds at that date, comparable to 14.04% at December 31, 2003. Management targets growth of non-interest bearing deposits. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 42.03% of our funds and had an average cost of 0.86%. Another significant source of funds was time deposits, making up 43.84% of the total deposits with an average cost of 2.34% for 2004, compared to 47.46% of the total with an average cost of 2.61% at December 31, 2003. FHLB Advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 6.48% of our average total deposits and borrowed funds with an average cost of 3.30%.

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit specials we offer. For example, we mentioned that public funds may be readily obtained based on our aggressiveness in pricing. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $56,025 at December 31, 2004, compared to $53,479 at December 31, 2003. Cash used in investing activities for the year ended December 31, 2004, was $66,409, compared to $86,698 for the same period of 2003. The primary contribution to this decrease was due to an increase of $173,434 in securities available for sale purchased in 2003 as compared to 2004. Investment portfolio activity decreased as loan demand increased, resulting in a shift in earning asset types. Cash used in funding additional loan volume for the year ended December 31, 2004 was $112,541.

Cash provided by financing activities for the year ended December 31, 2004, was $41,967, compared to $57,389 for the same period of 2003. At December 31, 2004, the Company had $20,619 in junior subordinated debentures which were issued during the fourth quarter of 2003. The funds provided by the issuance of the subordinated debentures represents the majority of the decrease in financing activities borrowings.

The Company acquired Renasant Bancshares on July 1, 2004. The aggregate transaction value, including deal charges and the dilutive impact of Renasant Bancshares’ options and warrants assumed by the Company, was approximately $60,290. In accordance with the merger agreement, the Company delivered to Renasant Bancshares shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Renasant Bancshares common stock owned by a shareholder. The cash portion of the merger consideration was $26,128, and was funded with proceeds from issuance of Junior Subordinated Debentures under PHC Statutory Trust I and a special dividend from Renasant Bank. The Company issued 802,094 shares of its common stock in the transaction, totaling approximately $27,720. These shares were registered under the Securities Act of 1933, as amended.

The Company completed the acquisition of Heritage on January 1, 2005. The aggregate transaction value, including deal charges and the dilutive impact of Heritage’s options assumed by the Company, was approximately $75,366. In accordance with the merger agreement, the Company delivered to Heritage shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Heritage common stock owned by a shareholder. The cash portion of the merger consideration was $23,055, and was funded with proceeds from issuance of $31,959 in junior subordinated debentures to PHC Statutory Trust II. The Company issued 1,369,589 shares of its common stock in the transaction, totaling approximately $45,333. These shares were registered under the Securities Act of 1933, as amended.

The Company announced on September 3, 2004, plans to construct a full-service community bank in Oxford, Mississippi. It is anticipated that this facility will open in the third quarter of 2005. We expect to incur an additional $1.4 million of capital expenditures in connection with this opening. The Company opened a branch, offering loan and other financial services products, in downtown Oxford near the Square in October 2004. We are currently leasing this facility.

Off-Balance Sheet Transactions

The Company enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit and underwriting policies. Collateral (e.g. securities, receivables, inventory and equipment) is obtained based on management’s credit assessment of the customer.

The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2004 were $219,087 and $15,468, respectively. Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.

Contractual Obligations

(In Thousands)

The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In:
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)		$751,823	$—	$—	$—	$751,823
Time deposits(2)	E	360,120	181,578	24,568	588	566,854
Federal funds purchased(2)	F	51,500	—	—	—	51,500
Treasury tax and loan account(2)	F	3,183	—	—	—	3,183
Securities sold under agreements to repurchase(2)	F	6,097	—	—	—	6,097
Advances from the Federal Home Loan Bank(2)	G	45,816	20,110	32,592	11,238	109,756
Junior subordinated debentures(2)	G	—	—	—	20,619	20,619
Capital leases(2)	G	16	36	340	—	392
Purchase obligations(3)		2,654	—	—	—	2,654

The Note Reference above refers to the applicable footnote in Item 8, “Financial Statements and Supplementary Data”.

(1)	Excludes interest.
(2)	Includes accrued interest payable on obligations as of December 31, 2004.
(3)	Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for capital expenditures for new branches and renovation to existing facilities.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $179,042 and $137,625 at December 31, 2004 and 2003, respectively. Shareholders’ equity increased 30.09% during 2004 and 3.65% during 2003 over the prior year. Book value per share was $19.79 and $16.79 at December 31, 2004 and 2003, respectively. The acquisition of Renasant Bancshares increased shareholders’ equity by 24.34%. The remainder of the growth in capital was attributable to earnings retention, less unrealized securities losses, dividends declared and treasury shares purchased. In addition, the change in the net unrealized loss on securities available for sale decreased capital in 2004 by $2,209 and in 2003 by $2,401. Shareholders’ equity as a percentage of assets was 10.49% and 9.72% at December 31, 2004 and 2003, respectively.

To improve the liquidity and trading volume of our common stock, we issued a three for two stock split during the fourth quarter of 2003. Although certain components of shareholders’ equity were adjusted, the stock split did not result in a change to total shareholders’ equity.

The Company has a share repurchase plan in place. The plan was adopted in September 2002, and authorizes the repurchase of 418,157 shares of Company common stock, subject to a monthly purchase limit of $2,000. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the Board of Directors. As of December 31, 2004, 244,000 shares remain authorized for repurchase. Shares repurchased are held for reissue in connection with stock compensation plans and for general corporate purposes. Approximately 45,000 and 167,000 shares of stock were purchased during 2004 and 2003, respectively, for a total purchase price of $1,423 and $5,014, respectively.

We have increased our cash dividends for eighteen consecutive years.

In 2003, we issued $20,619 of junior subordinated debentures which qualify and are included as Tier 1 capital at December 31, 2004. In January 2005, we issued an additional $31,959 in junior subordinated debentures to provide funds for the cash portion of the Heritage acquisition. FASB Interpretation No. 46 raised questions about whether the debentures issued by an unconsolidated subsidiary trust will continue to be included in Tier 1 capital. The Federal Reserve Board issued new guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to our junior subordinated debentures, that are includable in Tier 1 capital. The new guidance, which becomes effective in March 2009, is not expected to impact the amount of debentures we include in Tier 1 capital.

The Federal Reserve, the FDIC, and the OCC have issued guidelines for governing the levels of capital that banks are to maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier I Risked- Based Capital	Tier Risked- Based Capital	Leverage Ratio
Well Capitalized	6% or above	10% or above	5% or above
Adequately capitalized	4% or above	8% or above	4% or above
Undercapitalized	Less than 4%	Less than 8%	Less than 4%
Significantly undercapitalized	Less than 3%	Less than 6%	Less than 3%
Critically undercapitalized	2% or less

The following table includes our capital ratios and the capital ratios of our banking subsidiaries as of December 31, 2004:

	Consolidated	Mississippi Bank	Tennessee Bank
Tier I Leverage (to average assets)	8.97%	8.63%	7.78%
Tier I Capital (to risk-weighted assets)	12.40%	12.32%	8.93%
Total Capital (to risk-weighted assets)	13.61%	13.49%	10.18%

The Company’s liquidity and capital resources are substantially dependent on the ability of the Banks to transfer funds to the Company in the form of dividends, loans and advances. Please refer to Note K, “Restrictions on Cash, Bank Dividends, Loans, or Advances,” in the Notes to Consolidated Financial Statements of the Company for a detailed discussion of the federal and state restrictions on the Banks’ ability to transfer funds to the Company.

SEC Form 10-K

A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JAMES W. GRAY, EXECUTIVE VICE PRESIDENT, RENASANT BANK, P. O. BOX 709, TUPELO, MS 38802-0709.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the discussion found under the captions “Risk Management” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for the disclosures required pursuant to Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All other schedules have been omitted because they are not required or are not applicable.

THE PEOPLES HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003, and 2002

Report on Management’s Assessment of

Internal Control over Financial Reporting

The Peoples Holding Company (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of the Company, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management conducted an assessment of the Company’s system of internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. In conducting its assessment of the Company’s system of internal control over financial reporting, management did not assess the internal control over financial reporting of Renasant Bank of Tennessee which was acquired July 1, 2004 and included in the Company’s consolidated financial statements for the year ended December 31, 2004. The operations of Renasant Bank of Tennessee constituted 15.66% of total assets as of December 31, 2004 and 5.67% and 3.80% of total revenues and net income, respectively, for the year then ended. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this annual report.

E. Robinson McGraw	Stuart R. Johnson
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Peoples Holding Company

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that The Peoples Holding Company (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Renasant Bank of Tennessee, which was acquired July 1, 2004 and is included in the December 31, 2004 consolidated financial statements of The Peoples Holding Company. Renasant Bank of Tennessee constituted 15.66% of total assets as of December 31, 2004 and 5.67% and 3.80% of total revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Peoples Holding Company also did not include an evaluation of the internal control over financial reporting of Renasant Bank of Tennessee.

In our opinion, management’s assessment that The Peoples Holding Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Peoples Holding Company and subsidiaries as of December 31, 2004 and for each of the three years in the period ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion thereon.

March 3, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Peoples Holding Company

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of The Peoples Holding Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peoples Holding Company and subsidiary at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Peoples Holding Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

Birmingham, Alabama

March 3, 2005

The Peoples Holding Company

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31
	2004	2003
Assets
Cash and due from banks	$52,096	$45,134
Interest-bearing balances with banks	3,929	8,345

Cash and cash equivalents	56,025	53,479

Securities available for sale	371,581	414,270

Mortgage loans held for sale	2,714	1,643

Loans, net of unearned income	1,141,480	862,652
Allowance for loan losses	(14,403)	(13,232)

Net loans	1,127,077	849,420

Premises and equipment, net	33,998	31,696
Intangible assets	50,424	5,870
Other assets	65,726	58,836

Total assets	$1,707,545	$1,415,214

Liabilities And shareholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$200,922	$154,079
Interest-bearing	1,117,755	979,852

Total deposits	1,318,677	1,133,931

Federal funds purchased	51,500	6,600
Federal Home Loan Bank Advances	109,756	90,987
Junior subordinated debentures	20,619	20,619
Other borrowed funds	9,672	7,366
Other liabilities	18,279	18,086

Total liabilities	1,528,503	1,277,589

Shareholders’ equity
Common stock, $5 par value –15,000,000 shares authorized, 10,119,961 shares issued; 9,046,997 and 8,194,526 shares outstanding at December 31, 2004 and 2003, respectively	50,600	46,589
Treasury stock, at cost	(21,621)	(22,570)
Additional paid-in capital	67,545	40,257
Retained earnings	81,720	70,342
Accumulated other comprehensive income	798	3,007

Total shareholders’ equity	179,042	137,625

Total liabilities and shareholders’ equity	$1,707,545	$1,415,214

See notes to consolidated financial statements.

The Peoples Holding Company

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year ended December 31
	2004	2003	2002
Interest income
Loans	$60,411	$56,366	$61,379
Securities:
Taxable	11,968	9,682	12,263
Tax-exempt	4,468	4,529	4,444
Other	177	233	332

Total interest income	77,024	70,810	78,418

Interest expense
Deposits	17,382	18,818	24,034
Borrowings	4,414	2,959	2,491

Total interest expense	21,796	21,777	26,525

Net interest income	55,228	49,033	51,893
Provision for loan losses	1,547	2,713	4,350

Net interest income after provision for loan losses	53,681	46,320	47,543

Noninterest Income
Service charges on deposit accounts	15,355	14,417	12,578
Fees and commissions	7,416	6,874	5,741
Insurance commissions	3,590	3,602	3,329
Trust revenue	2,147	1,748	1,512
Securities (losses)/gains	(1,021)	191	93
BOLI income	1,176	1,169	1,224
Merchant discounts	672	1,287	1,275
Gains on sales of mortgage loans	583	1,297	754
Other	2,369	1,308	1,467

Total noninterest income	32,287	31,893	27,973

Noninterest expense
Salaries and employee benefits	33,406	29,486	29,400
Data processing	4,483	4,094	3,761
Net occupancy	3,845	3,382	3,107
Equipment	3,949	3,092	3,180
Professional fees	1,539	1,563	1,175
Advertising	1,999	1,957	1,077
Intangible amortization	1,015	493	493
Other	10,473	9,126	8,834

Total noninterest expense	60,709	53,193	51,027

Income before income taxes	25,259	25,020	24,489
Income taxes	6,816	6,839	6,819

Income before cumulative effect of accounting change	18,443	18,181	17,670
Cumulative effect of accounting change	—	—	(1,300)

Net income	$18,443	$18,181	$16,370

Basic earnings per share	$2.15	$2.20	$1.95

Diluted earnings per share	$2.14	$2.19	$1.94

See notes to consolidated financial statements

The Peoples Holding Company

Consolidated Statements of Shareholders’ Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2002	8,556,462	$46,589	$(12,856)	$39,850	$47,863	$2,136	$123,582

Comprehensive income:
Net income					16,370		16,370
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of tax of $2,062)						3,329	3,329
Less reclassification adjustment for gains realized in net income (net of tax of ($36))						(57)	(57)

Comprehensive income					16,370	3,272	19,642
Cash dividends ($0.69 per share)					(5,826)		(5,826)
Stock option compensation				80			80
Treasury stock purchased	(194,921)		(4,700)				(4,700)

Balance at December 31, 2002	8,361,541	46,589	(17,556)	39,930	58,407	5,408	132,778

Comprehensive income:
Net income					18,181		18,181
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($1,414))						(2,283)	(2,283)
Less reclassification adjustment for gains realized in net income (net of tax of ($73))						(118)	(118)

Comprehensive income					18,181	(2,401)	15,780
Cash dividends ($0.75 per share)					(6,227)		(6,227)
Payment of fractional shares on stock dividend					(19)		(19)
Stock option compensation				327			327
Treasury stock purchased	(167,015)		(5,014)				(5,014)

Balance at December 31, 2003	8,194,526	$46,589	$(22,570)	$40,257	$70,342	$3,007	$137,625

Comprehensive income:
Net income					18,443		18,443
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($1,341))						(2,165)	(2,165)
Less reclassification adjustment for gains realized in net income (net of tax of ($28))						(44)	(44)

Comprehensive income					18,443	(2,209)	16,234
Cash dividends ($0.82 per share)					(7,065)		(7,065)
Shares issued in Renasant acquisition	802,094	4,011		23,709			27,720
Valuation of Renasant options and warrants				5,773			5,773
Exercise of stock options	95,309		2,372	(2,705)			(333)
Stock option compensation				511			511
Treasury stock purchased	(44,932)		(1,423)				(1,423)

Balance at December 31, 2004	9,046,997	$50,600	$(21,621)	$67,545	$81,720	$798	$179,042

See notes to consolidated financial statements.

The Peoples Holding Company

Consolidated Statements of Cash Flows

(In Thousands)

	Year ended December 31
	2004	2003	2002
Operating activities
Net income	$18,443	$18,181	$16,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,547	2,713	4,350
Net amortization of securities	1,859	3,720	1,200
Depreciation and amortization	4,479	3,816	3,864
Deferred income taxes	1,450	(216)	233
Funding of loans held for sale	(45,331)	(119,023)	(74,851)
Proceeds from sales of mortgage loans	45,914	120,320	75,605
Gain on sales of securities	(72)	(102)	(93)
Reserve for impairment on securities available for sale	1,093	—	—
Gain on sale of merchant business	(1,000)	—	—
Gains on sales of mortgage loans	(583)	(1,297)	(754)
Loss on sales of premises and equipment	290	91	15
Stock option compensation	511	327	80
(Increase) decrease in other assets	(372)	(1,690)	757
(Decrease) increase in other liabilities	(2,240)	(2,793)	116

Net cash provided by operating activities	25,988	24,047	26,892

Investing activities
Purchases of securities available for sale	(113,217)	(286,651)	(219,319)
Proceeds from sales of securities available for sale	66,526	39,479	46,870
Proceeds from call/maturities of securities available for sale	112,068	169,989	109,578
Proceeds from sale of merchant business	1,000	—	—
Proceeds from sale of loans	8,922	—	—
Net increase in loans	(112,541)	(4,346)	(42,939)
Proceeds from sales of premises and equipment	169	7	274
Purchases of premises and equipment	(4,662)	(5,176)	(3,974)
Net cash paid in business combination	(23,674)	—	—

Net cash used in investing activities	(65,409)	(86,698)	(109,510)

Financing activities
Net increase in noninterest-bearing deposits	25,058	6,514	1,875
Net (decrease) increase in interest-bearing deposits	(25,937)	28,369	34,118
Net increase (decrease) in short-term borrowings	41,124	8,060	(683)
Proceeds from Federal Home Loan Bank advances	26,155	28,050	56,248
Repayment of Federal Home Loan Bank advances	(18,153)	(23,371)	(11,085)
Proceeds from other borrowings	1,484	21,029	—
Repayment of other borrowings	(394)	(2)	—
Purchase of treasury stock	(1,423)	(5,014)	(4,700)
Cash paid for dividends	(7,065)	(6,246)	(5,826)
Cash received on exercise of options	1,118	—	—

Net cash provided by financing activities	41,967	57,389	69,947

Net increase (decrease) in cash and cash equivalents	2,546	(5,262)	(12,671)
Cash and cash equivalents at beginning of year	53,479	58,741	71,412

Cash and cash equivalents at end of year	$56,025	$53,479	$58,741

Supplemental disclosures
Cash paid for interest	$21,744	$22,649	$29,029
Cash paid for income taxes	6,748	6,415	7,962
Transfers of loans to other real estate	1,081	1,675	3,826

See notes to consolidated financial statements.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

(In Thousands)

Nature of Operations: The Peoples Holding Company (the “Company”) offers a diversified range of financial and insurance services to its retail and commercial customers through The Peoples Bank & Trust Company (a Mississippi community bank); Renasant Bank (a Tennessee community bank); and The Peoples Insurance Agency, Inc. (an insurance agency). The Peoples Bank & Trust Company and Renasant Bank of Tennessee are collectively referred to as the “Banks.” The Company has full service offices located throughout north Mississippi and southwest Tennessee.

On December 16, 2004, the Company announced that the board of directors of The Peoples Bank & Trust Company approved a plan to change the name of The Peoples Bank & Trust Company to Renasant Bank and the name of Renasant Bank to Renasant Bank of Tennessee. The name changes were effective on February 1, 2005. As such, The Peoples Bank & Trust Company is referred to as Renasant Bank and Renasant Bank is referred to as Renasant Bank of Tennessee throughout the remainder of the financial statements.

The board of directors of the Company also approved a plan to change the name of the Company from “The Peoples Holding Company” to “Renasant Corporation”. The change of the Company’s name is subject to shareholder approval at the annual meeting to be held April 19, 2005. If the shareholders of the Company do not approve the change of the Company’s name, the name will remain “The Peoples Holding Company” while the bank’s name will remain “Renasant Bank”.

Effective February 1, 2005, the Company also changed the name of “The Peoples Insurance Agency, Inc.” to “Renasant Insurance, Inc.” As such, The Peoples Insurance Agency, Inc. is referred to as Renasant Insurance throughout the remainder of the financial statements.

Consolidation: Accounting Research Bulletin No. 51 (“ARB 51”), Consolidated Financial Statements, requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. The Company’s consolidated financial statements include accounts of Renasant Bank, Renasant Bank of Tennessee and Renasant Insurance Inc., all of which are wholly-owned by the Company. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIE”), indicates when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company is not the primary beneficiary of such an entity.

The Company has one special-purpose entity (“SPE”), a securitization trust, to deliver its funding sources. SPEs are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Company transferring assets to the SPE. The SPE funds the purchase of those assets by issuing asset-backed securities to investors. The legal documents governing the SPE describe how the cash received on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. The Company assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. The Company structured the SPE to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the transferor of the assets.

Where the Company is a transferor of assets to an SPE, the assets sold to the SPE are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (“QSPE”). Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies (Continued)

140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement 140”), provides specific criteria for determining when a SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from the Company’s creditors, the Company considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Company’s trust meets the applicable SPE criteria under Statement 140, and accordingly, is not consolidated on the balance sheet. Further discussion regarding the securitization trust is included in Note H.

Business Combinations: Business combinations are accounted for using the purchase method of accounting that reflects the net assets of the companies recorded at their fair value at the date of acquisition. The financial condition and results of operations of entities acquired using the purchase method are included in the Company’s financial statements from the date the acquisition is completed.

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

Securities: Debt securities are classified as held to maturity when purchased if management has the intent and ability to hold the securities to maturity. The Company has no held to maturity securities. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within shareholders’ equity. Presently, the Company has no intention of establishing a trading classification.

The amortized cost of securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Dividend income is also included in interest income from securities. Realized gains and losses, as well as declines in value judged to be other than temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Management periodically reviews the security portfolio for impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, the likelihood of the security’s ability to recover any decline in its market value, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, and ability to retain the security for a period of time sufficient to allow for recovery in market value.

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

Mortgage Loans Held for Sale: At December 31, 2004 and 2003, mortgage loans held for sale represented residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified separately on the balance sheet. Loans to be sold are locked in at the contractual rate upon closing, thereby eliminating any interest rate risk for the Company. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These gains and losses are classified under the caption “Gains on sales of mortgage loans” on the statement of income.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. The Banks defer certain nonrefundable loan origination fees as well as the direct costs of originating or acquiring loans. The deferred fees and costs are then amortized on a straight-line basis over the term of the note for all loans with payment schedules. Those loans with

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies (Continued)

no payment schedule are amortized using the interest method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance. Loan commitment fees are recognized in the period the commitments are granted.

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

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to be probable through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored by our underwriters. Lending personnel classify all loans into risk grades, which are assigned based on the scoring of the loans that are funded. These grades are continuously updated and used in the calculation of the adequacy of the allowance for loan losses. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loan review personnel monitor the grades assigned to loans through periodic examination. Allowance factors established by management are multiplied by loan balances for each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our historical loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios, as well as regulatory guidelines for criticized loans. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses for specifically identified loans as well as probable losses inherent in the loan portfolio. Management and the internal loan review staff evaluate the adequacy of the allowance for loan losses calculation quarterly. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, and premises. The annual provisions for depreciation and amortization have been computed primarily using estimated lives of forty years for premises, seven years for furniture and equipment, and three to five years for computer equipment. Leasehold improvements are amortized over the period of the leases or the estimated useful lives of the improvements, whichever is shorter.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies (Continued)

Other Real Estate: Other real estate of $2,324 and $1,805 at December 31, 2004 and 2003, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

Mortgage Servicing Rights: The Company capitalizes purchased and internally-originated mortgage servicing rights based on the fair value of the mortgage servicing rights relative to the loan as a whole. Mortgage servicing rights are reported in other assets and amortized in proportion to and over the period of estimated net servicing income. The fair value of mortgage servicing rights is determined using assumptions that market participants would use in estimating future net servicing income. Mortgage servicing rights are stratified by loan type (government or conventional) and interest rate for purposes of measuring impairment on a quarterly basis. An impairment loss is recognized to the extent by which the unamortized mortgage servicing rights for each stratum exceed the current fair value. Impairment, if any, is recognized as a reduction of noninterest income. During 2004, we sold the portfolio of mortgage loans which we were servicing and eliminated the unamortized balance of the mortgage servicing rights. Mortgage servicing rights were $284 at December 31, 2003.

Goodwill and Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Effective January 1, 2002, the Company adopted FASB No. 142. As of that date, goodwill is no longer amortized but is evaluated annually for impairment. Intangibles with finite lives are amortized over their estimated lives, not to exceed 10 years.

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by the Banks on certain employees, with the Banks being listed as the primary beneficiaries. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. Changes in the value of the cash surrender value of the policies are reflected under the caption “BOLI income” on the statement of income.

Insurance Agency Revenues: The Company’s insurance agency is a full-service insurance agency offering all lines of commercial and personal insurance through major third-party insurance carriers. Commissions and fees are recognized when earned based on contractual terms and condition of insurance policies with the insurance carriers. Contingency fee income paid by the insurance carriers is recognized upon receipt.

Trust and Financial Services Revenues: The Company offers trust services as well as various alternative investment products, including annuities and mutual funds. Trust revenues are recognized on the accrual basis in accordance with the contractual terms of the trust. Commissions and fees from the sale of annuities and mutual funds are recognized when earned based on contractual terms with the third-party broker dealer.

Income Taxes: Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries file a consolidated federal income tax return. The Banks provide for income taxes on a separate-return basis and remit to the Company amounts determined to be currently payable.

Derivative Instruments and Hedging Activities: The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan may be locked into for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Mortgage loan commitments are derivatives, however, they do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), as amended. Accordingly, the mortgage loan commitments are recorded at fair value and changes are recorded in earnings. The market value of the mortgage loan commitments are based on readily available market values, obtained in the open market from

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies (Continued)

mortgage investors. These market values reflect the values of mortgage loans having similar term and characteristics to the mortgage loan commitments entered into by the Company. Gains and losses arising from the valuation of the mortgage loan commitments are reflected under the caption “Gains on sales of mortgage loans” on the statement of income. The Company recorded a gain of $16 for the year ended December 31, 2004 associated with the valuation of the mortgage loan commitments.

Treasury Stock: The Company has an active repurchase plan for the acquisition of its common stock. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Stock-Based Compensation: In 2002, the Company adopted the fair value method of recording stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Compensation expense for option awards are determined based on the estimated fair value of the award at the date of grant and recognized in the statement of income over the option’s vesting period. Stock option expense for the years ended December 31, 2004, 2003 and 2002 was $511, $327 and $80, respectively.

Earnings Per Common Share: Earnings per common share are obtained by dividing net income available to common shareholders by weighted-average outstanding shares of common stock. The diluted calculation of earnings per common share is obtained by dividing net income by the weighted-average outstanding shares of common stock adjusted for effects of stock options. See Note S, “Net Income Per Share”, for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Prior period share and per share data have been restated to reflect a three-for-two stock split effected in the form of a share dividend on December 1, 2003.

Sale of Merchant Card Servicing Business: On June 1, 2004, we sold our interest in and rights to future revenue on credit card merchant agreements involving point-of-sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). The sale involved approximately 1,000 credit card merchant processing accounts along with an insignificant amount of hardware consisting of approximately 150 credit card terminals and printers. In connection with the sale, Nova assumed financial liability for merchant transactions from the date of the sale. We will no longer continue to receive merchant discount revenue. We will receive referral fees from Nova, although such fees will likely be significantly less than our merchant discount revenue. Revenue from merchant card servicing is shown under the caption “Merchant discounts” on the income statement and was $672, $1,287 and $1,275 for the years ended December 31, 2004, 2003 and 2002. In connection with the sale of the merchant card servicing business, we recognized a $1,000 gain. This gain is included under the caption “Other” in the noninterest income section on the income statement.

Impact of Recently-Issued Accounting Standards: In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“Statement 145”). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The changes required by Statement 145 did not have a material impact on the results of operation, financial position or liquidity of the Company.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 applied to all exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of Statement 146 did not have a material impact on the financial results of the Company.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies (Continued)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). The Interpretation significantly changed the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from the previous practice, which was generally to record a liability only when a loss was probable and reasonably estimable, as those terms were defined in the FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from previous practice. The Interpretation applied to public and non-public entities, and its disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of the Interpretation’s initial application is not revised or restated to reflect the Interpretation’s provisions. The adoption of the provisions of the Interpretation did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“Statement 148”). Statement 148 amends Statement 123 to provide alternative methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company expenses the cost of stock options as allowed under Statement 123.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of Statement 149, with certain exceptions, are required to be applied prospectively. The implementation of Statement 149 did not have an impact on the financial condition or results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on results of future operations.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have an impact on the financial position or results of operations of the Company.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) was issued in January 2003. It applied in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company adopted FIN 46 in 2003.

The Company issued $20 million of junior subordinated debentures in 2003. Issuer trusts used for issuing trust preferred securities have been historically consolidated by their parent companies and trust preferred securities have been treated as eligible for “Tier 1” regulatory capital treatment by bank holding companies under Federal Reserve Board rules and regulations. However, FIN 46 required the Company to not consolidate the issuer trust. The Company continues to treat the junior subordinated debentures as Tier 1 regulatory capital, as currently allowed by Federal Reserve Board rules and regulations. The Federal Reserve Board recently issued new guidance that restricts the amount of these debentures that are includable in Tier 1 capital. The new guidance, which becomes effective in the first quarter of 2007, does not impact the amount of debentures the Company currently includes in Tier 1 capital.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies (Continued)

In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits”. The revision retains the disclosures required by the original standard and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension and post-retirement plans. In addition, the revised standard requires interim period disclosures of the components of net periodic benefit costs. The required disclosures of the revised standard are provided in Note L, “Employee Benefits and Deferred Compensation Plans”.

In December 2003, the AICPA issued Statement of Position 03-3 “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 prohibits the carryover of an allowance for loan losses on certain loans acquired in a purchase business combination. Increases in expected cash flows to be collected from the contractual cash flows will be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows will be recognized as an impairment. This accounting guidance will be effective for loans acquired in fiscal years subsequent to December 15, 2004. The Company is currently evaluating the impact of this new accounting standard on its financial condition and results of operations as the guidance relates to the loans acquired in connection with the acquisition of Heritage Financial Holding Corporation.

In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies sponsoring postretirement benefit plans that provide prescription drug coverage. FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the new Medicare Prescription Drug, Improvement and Modernization Act of 2003” permits deferral of recognition of the new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company has elected to defer accounting for the effects of this new legislation until specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and the net periodic costs reported in this report do not reflect the impact of this new legislation. The accounting guidance could potentially require changes to previously reported financial data. The adoption of this standard is not expected to have a material impact on results of operation, financial position, or liquidity.

In March 2004, the Emerging Issues Task Force (“EITF”) released Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of EITF 03-1 is other-than-temporarily impaired involves a three-step process, which includes:

•	determining whether an investment is impaired (fair value less than cost),

•	evaluating whether the impairment is other-than-temporary, and

•	if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment’s cost and its fair value.

The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. In October 2004, FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued in 2005. The required disclosures of EITF 03-1 remain in effect and are provided in Note B, “Securities”.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies (Continued)

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 105, “Application of Accounting Principles to Loan Commitments”, which provides registrants the SEC’s view on recording the fair value of loan commitments. Under SAB 105, the fair value of loan commitments that are required to follow derivative accounting under Statement 133, should not consider the expected future cash flows related to the associated servicing of the future loan. The staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The application of this guidance did not have a material impact on the Company’s financial condition or results of operation.

In December 2004, FASB issued a revision to Statement 123 (“Statement 123R”). The newly revised guidance establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. In 2002, the Company adopted the provisions of Statement 123 and began recognizing compensation expense in the income statement, based on the estimated fair value of all awards granted to employees. Statement 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s financial condition or results of operations.

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Obligations of other U. S. Government agencies and corporations	$75,139	$67	$(459)	$74,747
Mortgage-backed securities	173,077	1,304	(2,518)	171,863
Obligations of states and political subdivisions	101,399	3,119	(408)	104,110
Corporate bonds	503	—	—	503
Trust preferred securities	3,027	189	—	3,216
Other equity securities	17,142	—	—	17,142

	$370,287	$4,679	$(3,385)	$371,581

December 31, 2003
Obligations of other U. S. Government agencies and corporations	$88,100	$1,040	$(326)	$88,814
Mortgage-backed securities	207,046	1,820	(770)	208,096
Obligations of states and political subdivisions	92,581	3,894	(86)	96,389
Corporate bonds	—	—	—	—
Trust preferred securities	6,782	188	(5)	6,965
Other equity securities	14,655	—	(649)	14,006

	$409,164	$6,942	$(1,836)	$414,270

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note B – Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002
Obligations of other U.S. Government agencies and corporations	$50,931	$2,284	$—	$53,215
Mortgage-backed securities	176,003	3,515	(142)	179,376
Obligations of states and political subdivisions	92,464	3,792	(72)	96,184
Corporate bonds	—	—	—	—
Trust preferred securities	6,792	49	(2)	6,839
Other equity securities	9,409	—	(242)	9,167

	$335,599	$9,640	$(458)	$344,781

The following table presents the age of gross unrealized losses and fair value by investment category at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U. S. government agencies and corporations	$992	$(8)	$37,785	$(451)	$38,777	$(459)
Mortgage-backed securities	—	—	105,965	(2,518)	105,965	(2,518)
Obligations of states and political subdivisions	1,296	(9)	18,970	(399)	20,266	(408)

Total	$2,288	$(17)	$162,720	$(3,368)	$165,008	$(3,385)

Management does not believe unrealized losses in our securities portfolio, individually or in the aggregate, as of December 31, 2004, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has both the intent and ability to hold the securities contained in the table above for the time necessary to recover the unrealized loss.

The Company holds Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock in its security portfolio. These securities pay a dividend based on treasury rates and reset every two years. During the fourth quarter of 2004, these agencies issued new securities as part of a settlement reached with federal regulatory agencies. These newly issued securities had terms which were more favorable than the securities the Company holds. Prior to the issuance, the fair market value of the securities the Company holds were below their carrying value due to increases in interest rates. Although the securities the Company holds are rated AA- and Aa3 by Standard & Poor and Moody’s, respectively, the Company concluded the decline in the market value of the securities, in light of the new security issuance, was other-than-temporary. Thus, the Company recorded an $1,093 non-cash impairment charge during the fourth quarter of 2004. The impairment is shown in the income statement line item “Securities (losses)/gains”.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note B – Securities (continued)

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available for Sale
Due in one year or less	$10,772	$10,830
Due after one year through five years	60,067	60,952
Due after five years through ten years	87,653	88,918
Due after ten years	18,549	18,660
Mortgage-backed securities	173,077	171,863
Trust preferred stock	3,027	3,216
Other equity securities	17,142	17,142

	$370,287	$371,581

Gross gains on sales of securities available for sale for 2004, 2003, and 2002, were $462, $237, and $179, respectively. Gross losses on sales of securities available for sale for 2004, 2003, and 2002, were $390, $46, and $86, respectively.

At December 31, 2004 and 2003, securities with a carrying value of approximately $145,696 and $164,596, respectively, were pledged to secure government, public, and trust deposits. Securities with a carrying value of $9,986 were pledged as collateral for short-term borrowings at December 31, 2004.

Note C - Loans and Allowance for Loan Losses

(In Thousands)

Loans are summarized as follows:

	December 31
	2004	2003
Commercial, financial, and agricultural	$175,571	$140,149
Lease financing	11,755	13,238
Real estate-construction	96,404	50,848
Real estate-1-4 family mortgage	375,698	293,097
Real estate-commercial mortgage	395,048	280,097
Consumer	87,961	86,421

Gross loans	1,142,437	863,850
Unearned income	(957)	(1,198)

Loans, net of unearned income	1,141,480	862,652
Allowance for loan losses	(14,403)	(13,232)

Net loans	$1,127,077	$849,420

During the fourth quarter of 2004, the Company sold approximately $10,465 of commercial and commercial real estate loans. One loan with a balance of $640 was classified as nonperforming at the time it was sold. The credit quality of the other loans, while not classified as nonperforming, had declined below the Company’s desired credit standards. As such, the Company had established a reserve in the allowance for loan losses for these loans of $2,246. No gain or loss was recognized at the time of sale, although, the Company charged-off $1,634 against the allowance for loan losses in connection with the sale of these loans. The excess of the reserve in the allowance for loan losses over the amount charged-off was reallocated to the remainder of the loan portfolio which reduced the provision for loan losses charged to operations during the fourth quarter of 2004.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note C - Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses were as follows:

	Year ended December 31
	2004	2003	2002
Balance at beginning of year	$13,232	$12,203	$11,354
Addition from acquisition	2,845	—	—
Provision for loan losses	1,547	2,713	4,350
Loans charged-off	(3,617)	(2,043)	(4,167)
Recoveries of loans previously charged-off	396	359	666

Balance at end of year	$14,403	$13,232	$12,203

At December 31, 2004 and 2003, nonaccrual loans totaled $6,443 and $4,624, respectively. Impaired loans recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118, were as follows:

	December 31
	2004	2003
Impaired loans with an allocated allowance for loan losses	$8,848	$8,276
Impaired loans without an allocated allowance for loan losses	162	—
Total impaired loans	$9,010	$8,276

Allocated allowance on impaired loans	$2,786	$2,630

	Year ended December 31
	2004	2003	2002
Average recorded investment in impaired loans	$8,643	$6,092	$4,485
Interest income recognized using the accrual basis of income recognition	$276	$291	$318
Interest income recognized using the cash-basis of income recognition	$90	$154	$—

Certain executive officers and directors of the Banks and their associates are customers of and have other transactions with, the Banks. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $16,569 and $15,600 at December 31, 2004 and 2003, respectively. During 2004, $3,976 of new loans were made and payments received totaled $3,007.

Note D – Premises and Equipment

(In Thousands)

Bank premises and equipment accounts are summarized as follows:

	December 31
	2004	2003
Premises	$37,803	$34,475
Leasehold improvements	473	—
Capital leases	410	596
Furniture and equipment	11,829	11,870
Computer equipment	6,655	8,935
Auto	142	142

Total	$57,312	$56,018
Accumulated depreciation	(23,314)	(24,322)

Net	$33,998	$31,696

Depreciation expense was $2,806, $2,671 and $2,734 at December 31, 2004, 2003 and 2002, respectively.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note E – Deposits

(In Thousands)

Following is a summary of deposits as of December 31, 2004 and 2003:

	2004	2003
Non-interest bearing	$200,922	$154,079
Interest bearing checking	42,125	15,150
Money market and savings	508,776	441,046
Time deposits	566,854	523,656

Total	$1,318,677	$1,133,931

At December 31, 2004, the approximate scheduled maturities of time deposits are as follows:

2005	$360,120
2006	105,588
2007	75,990
2008	20,530
2009	4,038
2010 and thereafter	588

Total	$566,854

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2004 and 2003 was $197,118 and $184,001, respectively.

Certain executive officers and directors had amounts on deposit with the Banks of approximately $8,093 at December 31, 2004.

Note F – Other Borrowed Funds

(In Thousands)

Other borrowed funds at December 31 are summarized as follows:

	2004	2003
Treasury, tax and loan notes	$3,183	$6,958
Federal funds purchased	51,500	6,600
Securities sold under repurchase agreements	6,097	—

Total other borrowed funds	$60,780	$13,558

	Average Balances		Cost of Funds
	2004	2003	2004	2003
Treasury, tax and loan notes	$1,427	$1,623	1.10%	0.83%
Federal funds purchased	20,459	1,007	1.83	1.80
Securities sold under repurchase agreements	3,027	—	1.00	—

Total other borrowings	$24,913	$2,630	1.69%	1.20%

The Company maintains lines of credit with correspondent banks totaling $35,000 at December 31, 2004. These are unsecured lines of credit maturing at various times within the next twelve months. Interest is charged at the market federal funds rate on all advances. In addition, the Company maintains a treasury tax and loan account with the Federal Reserve. The balance is collateralized by assets of the bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve’s need for funds.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note G – Long-Term Debt

(In Thousands)

Long-Term Debt at December 31 is summarized as follows:

	2004	2003
Federal Home Loan Bank Advances	$109,756	$90,987
Junior subordinated debentures	20,619	20,619
Capitalized lease obligation	392	408

Total long-term debt	$130,767	$112,014

Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities ranging from 2005 to 2020 with weighted-average interest rates of 3.30% and 3.22% at December 31, 2004 and 2003, respectively. These advances had a combination of fixed and floating rates which range from 1.87% to 7.93% at December 31, 2004. The Company had availability on unused lines of credit with the FHLB of $226,441 at December 31, 2004. These advances are collateralized by a pledge of a blanket lien on the Company’s mortgage loans.

The aggregate stated maturities, in thousands, of long-term debt outstanding at December 31, 2004, are summarized as follows:

2005	$45,832
2006	14,028
2007	6,117
2008	29,531
2009	3,401
Thereafter	31,858

Total	$130,767

Note H – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company

(In Thousands)

On December 17, 2003, the Company sponsored PHC Statutory Trust I with U. S. Bank National Association, of which 3% of the common equity is owned by the Company. The trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The debentures held by the trust are the sole assets of the trust. Distributions on the capital are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The annual rate is equal to the 3-Month LIBOR plus 2.85%. The rate in effect at December 31, 2004 on the subordinated debentures was 5.35%. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. The debentures held by U. S. Bank National Association capital trust are callable, in whole or in part, in 2008, and are due, in whole, in 2033.

FASB Interpretation No. 46 raised questions about whether the debentures issued by an unconsolidated subsidiary trust will continue to be included in Tier 1 capital. The Federal Reserve Board issued new guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued by the Company, that are includable in Tier 1 capital. The new guidance which becomes effective in March 2009 is not expected to impact the amount of debentures the Company includes in Tier 1 capital.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note I – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk

(In Thousands)

Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer.

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2004, were approximately $219,087 and $15,468 respectively, compared to December 31, 2003, which were approximately $132,181 and $10,042, respectively.

Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company and the Banks. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- and off-balance sheet financial instruments.

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

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	December 31
	2004	2003
Deferred tax assets:
Allowance for loan losses	$5,524	$5,438
Deferred compensation	2,923	2,592
Other	1,749	602

Total deferred tax assets	10,196	8,632

Deferred tax liabilities:
Pension	1,382	1,052
Net unrealized gains on securities available for sale	495	2,099
Depreciation	1,908	819
Other	3,245	1,454

Total deferred tax liabilities	7,030	5,424

Net deferred tax assets	$3,166	$3,208

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note J - Income Taxes (continued)

Significant components of the provision for income taxes (benefits) are as follows:

	Year ended December 31
	2004	2003	2002
Current
Federal	$7,995	$6,659	$5,786
State	467	617	800

	8,462	7,276	6,586
Deferred
Federal	(1,431)	(380)	204
State	(215)	(57)	29

	(1,646)	(437)	233

	$6,816	$6,839	$6,819

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

	Year ended December 31
	2004	2003	2002
Tax at U.S. statutory rate	$8,841	$8,757	$9,306
Tax-exempt interest income	(1,680)	(1,714)	(2,312)
State income tax, net of federal benefit	287	306	505
Dividends received deduction	(38)	(53)	(60)
Other items-net	(594)	(457)	(620)

	$6,816	$6,839	$6,819

Income tax (benefit) expense related to securities gains or losses was $(391), $73 and $36 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note K - Restrictions on Cash, Bank Dividends, Loans, or Advances

(In Thousands)

The Banks are required to maintain average balances with the Federal Reserve. The average amount of those balances for the year ended December 31, 2004, was approximately $2,074.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from the Banks of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank and Renasant Bank of Tennessee to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At December 31, 2004, the unrestricted surplus for Renasant Bank was approximately $112,759. The Tennessee Department of Financial Institutions limits dividends to the two previous years’ earnings, provided that amount is available within retained earnings and capital does not drop below 7% of assets. At December 31, 2004, Renasant Bank of Tennessee had $2,458 available for dividends.

Federal Reserve regulations also limit the amount the Banks may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2004, the maximum amount available for transfer from the Banks to the Company in the form of loans was $15,455. There were no loans outstanding from the Banks to the Company at December 31, 2004.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note L - Employee Benefit and Deferred Compensation Plans

(In Thousands Except Share Data)

The Company sponsored a defined benefit noncontributory pension plan which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company’s funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974. The Company contributed $575 and $3,300 to the pension plan for the years 2003 and 2002, respectively. The Company did not make a contribution during 2004. The accumulated benefit obligation and the projected benefit obligation are the same for our Company since the benefits are frozen at 1996 levels.

The Company also provides certain health care and/or life insurance to retired employees. Substantially all of the Company’s employees may become eligible for these benefits if they reach normal or early retirement while working for the Company. The Company pays one-half of the health insurance premiums. Up to age 70, each retired employee receives life insurance coverage paid entirely by the Company. The Company has accounted for its obligation related to these plans in accordance with FASB Statement No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.”

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated postretirement benefit obligation nor the service and interest cost components of net periodic postretirement benefit costs as of December 31, 2004, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the postretirement health and life plans. There is no additional minimum pension liability required to be recognized.

Information relating to the defined benefit pension and postretirement health and life plans as of December 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Asset allocation
Cash and cash equivalents	1%	4%
U. S. government bonds	11	21
Other corporate bonds	24	36
Common corporate stocks	64	39

	100%	100%

Change in benefit obligation
Benefit obligation at beginning of year	$15,732	$14,429	$972	$835
Service cost	—	—	66	55
Interest cost	962	953	69	59
Plan participants’ contributions	—	—	54	44
Actuarial gain	534	1,067	405	73
Benefits paid	(685)	(717)	(358)	(94)

Benefit obligation at end of year	$16,543	$15,732	$1,208	$972

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$15,947	$14,800
Actual return on plan assets	1,430	1,289
Contribution by employer	—	575
Benefits paid	(685)	(717)

Fair value of plan assets at end of year	$16,692	$15,947

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note L - Employee Benefit and Deferred Compensation Plans (continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Prepaid (accrued) benefits cost
Funded status	$148	$216	$(1,208)	$(972)
Unrecognized net actuarial gain	5,604	5,629	746	378
Unamortized prior service cost	140	169	10	15

Prepaid (accrued) benefit cost	$5,892	$6,014	$(452)	$(579)

Weighted-average assumptions as of December 31
Discount rate	5.99%	6.25%	5.99%	6.25%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

The plan expense for the defined benefit pension and postretirement health and life plans for the year ended December 31, 2004, 2003 and 2002 are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$66	$55	$44
Interest cost	962	953	937	69	59	54
Expected return on plan assets	(1,247)	(1,156)	(1,009)	—	—	—
Prior service cost recognized	30	30	30	5	5	27
Recognized gains	377	322	58	37	25	—

Net periodic benefit cost	$122	$149	$16	$177	$144	$125

Future estimated benefit payments under the defined benefit pension plan and postretirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2005	$744	$104
2006	758	102
2007	811	115
2008	888	121
2009	925	124
Thereafter	5,644	581

The investment objective for the defined benefit plan is to achieve above average income and moderate long term growth. The strategy combines the Equity Income Strategy (approximately 60%) which generally invests in larger capitalization common stocks and the Intermediate Fixed Income Strategy (approximately 40%) which favors U.S. Government securities and investments in investment grade corporate bonds. It is management’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by management.

The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns. The Company does not anticipate making a contribution to the defined benefit pension plan in 2005.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note L - Employee Benefit and Deferred Compensation Plans (continued)

The Company previously maintained two defined contribution plans: a money purchase pension plan and a 401(k) plan. On December 31, 2004, the money purchase plan was merged into the Company’s 401(k) Plan. The money purchase pension plan was a noncontributory pension plan. Under the money purchase plan, the Company contributed 5% of compensation for each participant annually into this plan. Expenses related to the money purchase pension plan were $1,206, $1,126 and $965 in 2004, 2003, and 2002, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to the IRS allowable limit of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 4% of compensation for each employee who has attained age 21, completed six months of service and is employed on the last day of the plan year. The Company’s costs related to the 401(k) plan in 2004, 2003, and 2002 were $749, $793, and $618, respectively.

The Company and Renasant Bank also sponsored an employee stock ownership plan covering substantially all full-time employees who were 21 years of age and had completed one year of employment prior to its curtailment on January 1, 2002. The Company match for the 401(k) plan was raised to 4% from 3% upon curtailment of the ESOP Plan. The ESOP was amended in 2002 to enable employees to elect to receive dividends in cash. Total contributions to the plan were $150 in 2001.

The Company adopted the “Performance Based Reward” incentive compensation plan on January 1, 2001. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to profitability. Management sets minimum income levels for all applicable profit centers and rewards employees on performance over that minimum income level. The expense associated with the plan for 2004, 2003, and 2002 was $1,191, $726, and $2,620, respectively.

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

These plans are unfunded, and it is anticipated that they will result in no additional cost to the Company over the term of these plans because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay benefits under the plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2004, 2003, and 2002 for the Employee Deferred Compensation Plan, inclusive of the salary deferrals, was $583, $580, and $525, respectively. The expense recorded in 2004, 2003, and 2002 for the Directors Deferred Compensation Plan, inclusive of fee deferrals, was $47, $153, and $168, respectively. There were no retainer deferrals for 2004, 2003, or 2002.

At December 31, 2004, 1,020,000 common shares were reserved for issuance for employee benefit plans.

During 2004, the Company repurchased approximately 45,000 shares. As of December 31, 2004, the Company had approximately 244,000 shares available for repurchase under an approved repurchase plan. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans.

The Company has an active stock option plan, which was adopted in 2001. Under this plan, options are granted which allow participants in the plan to acquire shares of the Company’s common stock at a fixed price per share over a specified period of ten years. The options granted become vested and exercisable in equal installments of 33 1/3% upon completion of one, two, and three years of service measured from the grant date, respectively. Options that have not been vested are cancelled upon the termination of the participants’ employment. In addition, granted options that have not been exercised after 10 years are cancelled. The Company has warrants outstanding to purchase 72,606 shares of its common stock (at an exercise price of $8.95 per share). Such warrants were assumed in connection with the Renasant acquisition and expire in May 2009.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note L - Employee Benefit and Deferred Compensation Plans (continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2004 Grant	2003 Grant	2002 Grant
Dividend yield	2.21%	2.55%	2.59%
Expected volatility	27%	28%	27%
Risk-free interest rate	3.25%	2.78%	4.38%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$8.07	$6.19	$6.10

We recorded compensation expense of $511, $327, and $80 for the years ended December 31, 2004, 2003, and 2002, respectively, in relation to this plan.

The following table summarizes information about our fixed stock option plan for the years ended December 31:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	143,250	$25.01	61,500	$20.84	15,000	$12.70
Granted	88,500	33.35	81,750	28.15	46,500	23.47
Assumed through acquisition	104,139	12.18	—	—	—	—
Exercised	(84,146)	12.09	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	251,743	$26.95	143,250	$25.01	61,500	$20.84

Exercisable at end of year	93,243	$20.76	25,500	$19.25	5,000	$12.70

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Options Outstanding
		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.09 – $18.13	34,993	7.67	$12.61	34,993	$12.61
18.14 – 27.19	46,500	8.00	23.47	31,000	23.47
27.20 – 33.35	170,250	9.52	30.85	27,250	28.15

	251,743	8.98	$26.95	93,243	$20.76

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note M - Regulatory Matters

(In Thousands)

The Banks’ are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of December 31, 2004, the Banks met all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution’s category.

	December 31
	2004		2003
	Amount	Ratio	Amount	Ratio
The Company
Total Capital	$162,225	13.61%	$159,471	17.46%
Tier I Capital	147,822	12.40%	148,034	16.21%
Tier I Leverage	147,822	8.97%	148,034	10.85%

Renasant Bank
Total Capital	$134,398	13.49%	$134,633	14.80%
Tier I Capital	122,769	12.32%	123,239	13.55%
Tier I Leverage	122,769	8.63%	123,239	9.06%

Renasant Bank of Tennessee
Total Capital	$19,816	10.18%	N/A	N/A
Tier I Capital	17,379	8.93%	N/A	N/A
Tier I Leverage	17,379	7.78%	N/A	N/A

Note N – Segment Reporting

(In Thousands)

FASB No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments as defined and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Renasant Bank); the delivery of financial services through its community banks in Tennessee (Renasant Bank of Tennessee); the delivery of financial services through its community banks in Alabama (Renasant Bank); and the delivery of insurance services through its insurance agencies (Renasant Insurance). Financial information about the Company’s Alabama community bank segment is not included herein because these community banks were acquired effective January 1, 2005.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note N – Segment Reporting (continued)

In order to more closely match expenses with revenues at the community bank level, excluding Renasant Bank of Tennessee, which is a separately chartered bank, direct and indirect expenses and revenues are allocated to the segments based on various factors, including percentage of loans, percentage of deposits, full-time employees, number of accounts serviced and actual sales. All of the Company’s products are offered to similar classes of customers and markets, are distributed using the same methods and operate in similar regulatory environments.

The following tables provide financial information for our Mississippi community bank, Tennessee community bank and insurance segments. Other shown in the following table represents financial information of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Renasant Bank	Renasant Bank of Tennessee	Renasant Insurance	Other	Consolidated
At or for the year ended December 31, 2004:
Net interest income	$51,185	$4,553	$3	$(513)	$55,228
Provision for loan losses	1,505	42	—	—	1,547
Noninterest income	28,189	410	4,063	(375)	32,287
Noninterest expense	53,583	3,796	2,846	484	60,709
Income before income taxes	24,286	1,125	1,220	(1,372)	25,259
Income tax expense	6,666	424	279	(553)	6,816
Net income (loss)	17,620	701	941	(819)	18,443
Total assets	1,433,171	267,324	4,902	2,148	1,707,545
Goodwill	2,265	39,768	2,783	—	44,816

At or for the year ended December 31, 2003:
Net interest income	$49,018	$—	$3	$12	$49,033
Provision for loan losses	2,713	—	—	—	2,713
Noninterest income	27,984	—	3,908	1	31,893
Noninterest expense	49,970	—	2,910	313	53,193
Income before income taxes	24,319	—	1,001	(300)	25,020
Income tax expense	6,758	—	208	(127)	6,839
Net income (loss)	17,561	—	793	(173)	18,181
Total assets	1,390,780	—	4,923	19,511	1,415,214
Goodwill	2,265	—	2,783	—	5,048

At or for the year ended December 31, 2002:
Net interest income	$51,857	$—	$7	$29	$51,893
Provision for loan losses	4,350	—	—	—	4,350
Noninterest income	24,208	—	3,764	1	27,973
Noninterest expense	47,504	—	3,156	367	51,027
Income before income taxes	24,211	—	615	(337)	24,489
Income tax expense	6,809	—	146	(136)	6,819
Income before cumulative effect of accounting change	17,402	—	469	(201)	17,670
Cumulative effect of accounting change	—	—	(1,300)	—	(1,300)
Net income (loss)	17,402	—	(831)	(201)	16,370
Total assets	1,342,640	—	5,388	(3,516)	1,344,512
Goodwill	2,265	—	2,783	—	5,048

The Peoples Holding Company

Notes to Consolidated Financial Statements

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

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Federal funds purchased: The carrying amount reported in the consolidated balance sheet for interest-bearing balances with banks approximates fair value.

Junior subordinated debentures: The fair value was determined by discounting the cash flow using the current market rate.

Other borrowed funds: Consists of treasury tax and loan notes, securities sold under repurchase agreements and capital leases. The fair value of treasury tax and loan notes and securities sold under repurchase agreements approximates the carrying value of the amounts reported in the consolidated balance sheet for each respective account. The fair value of the capital lease was determined by discounting the cash flow using the current market rate.

Federal Home Loan Bank Advances : The fair value was determined by discounting the cash flow using the current market rate.

	December 31
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$52,096	$52,096	$45,134	$45,134
Interest-bearing balances with banks	3,929	3,929	8,345	8,345
Securities	371,581	371,581	414,270	414,270
Loans, net	1,129,791	1,104,493	851,063	841,712
Financial liabilities:
Deposits	1,318,677	1,290,156	1,133,931	1,116,562
Federal funds purchased	51,500	51,500	6,600	6,600
Junior subordinated debentures	20,619	20,643	20,619	20,693
Other borrowed funds	9,672	9,703	7,366	7,366
FHLB Advances	109,756	109,374	90,987	92,131

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note P – The Peoples Holding Company (Parent Company Only) Condensed Financial Information

(In Thousands)

Balance Sheets

	December 31
	2004	2003

Assets
Cash *	$7,035	$5,283
Stock	694	20,859
Investment in bank subsidiary *	191,920	132,870
Accrued interest receivable on bank balances*	21	29
Accrued interest receivable on other investments	—	48
Stock options receivable*	838	327
Other assets	1,625	505

Total assets	$202,133	$159,921

Liabilities and shareholders’ equity
Junior subordinated debentures	$20,619	$20,619
Dividends payable	1,897	1,639
Other liabilities	575	38
Shareholders’ equity	179,042	137,625

Total liabilities and shareholders’ equity	$202,133	$159,921

*	Eliminates in consolidation

Statements of Income

	Year ended December 31
	2004	2003	2002

Income
Dividends from bank subsidiary *	$20,168	$12,038	$13,028
Other dividends	27	12	28
Other interest income	428	24	—
Loss from sale of securities	(386)	—	—
Interest income from bank subsidiary*	34	30	—

	20,271	12,104	13,056

Expenses	1,474	366	366

Income before income tax credits and equity in undistributed net income of bank subsidiary	18,797	11,738	12,690
Income tax credits	(548)	(127)	(136)

	19,345	11,865	12,826

Equity in undistributed net income of bank subsidiary*	(902)	6,316	3,544

Net income	$18,443	$18,181	$16,370

*	Eliminates in consolidation

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note P – The Peoples Holding Company (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year ended December 31
	2004	2003	2002

Operating activities
Net income	$18,443	$18,181	$16,370
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank Subsidiary	902	(6,316)	(3,544)
Net amortization of securities	51	3	—
Loss on sale of securities	386	—	—
(Increase) decrease in other assets	(1,603)	2,924	(2,176)
Increase in other liabilities	795	172	79
Stock option compensation	511	327	80

Net cash provided by operating activities	19,485	15,291	10,809

Investing activities
Purchase of securities available for sale	—	(20,947)	—
Proceeds from sale of securities available for sale	17,116	—	—
Proceeds from calls/ maturities of securities available for sale	2,679	93	—
Investment in subsidiaries	(30,158)	—	—

Net cash used in investing activities	(10,363)	(20,854)	—

Financing activities
Proceeds from advances from subsidiary	—	1,500	—
Repayment of advances from subsidiary	—	(1,500)	—
Proceeds from long term debt	—	20,619	—
Cash dividends	(7,065)	(6,246)	(5,826)
Net acquisition of treasury stock	(305)	(5,014)	(4,700)

Net cash used in financing activities	(7,370)	9,359	(10,526)

Increase in cash	1,752	3,796	283
Cash at beginning of year	5,283	1,487	1,204

Cash at end of year	$7,035	$5,283	$1,487

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note Q – Quarterly Results of Operations (Unaudited)

(In Thousands)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	Mar 31	June 30	Sept 30	Dec 31
Quarter ended 2004
Interest income	$17,584	$17,559	$20,805	$21,076
Interest expense	5,134	5,012	5,802	5,848

Net interest income	12,450	12,547	15,003	15,228
Provision for loan losses	505	488	636	(82)
Securities gains (losses)	89	(31)	51	(1,130)
Other noninterest income	8,082	9,150	8,327	7,749
Noninterest expense	13,686	14,182	16,210	16,631

Income before income taxes	6,430	6,996	6,535	5,298
Income taxes	1,783	1,939	1,844	1,250

Net income	$4,647	$5,057	$4,691	$4,048

Basic earnings per share	$.57	$.61	$.52	$.45

Diluted earnings per share	$.57	$.61	$.52	$.44

Quarter ended 2003
Interest income	$18,364	$18,090	$17,251	$17,105
Interest expense	5,883	5,646	5,304	4,944

Net interest income	12,481	12,444	11,947	12,161
Provision for loan losses	767	603	799	544
Securities gains (losses)	79	23	7	82
Other noninterest income	7,667	8,041	8,211	7,783
Noninterest expense	13,001	13,649	13,333	13,210

Income before income taxes	6,459	6,256	6,033	6,272
Income taxes	1,907	1,699	1,518	1,715

Net income	$4,552	$4,557	$4,515	$4,557

Basic earnings per share	$.54	$.55	$.55	$.56

Diluted earnings per share	$.54	$.55	$.55	$.55

The share and per share data have been restated to reflect a three-for-two stock split effected in the form of a stock dividend on December 1, 2003.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note R – Goodwill and Other Intangible Assets

(In Thousands Except Share Data)

In the first quarter of 2002, the Company completed the transitional impairment test required by FASB Statement No. 142, “Goodwill and Intangible Assets.” As a result of this test, the Company recorded a goodwill impairment charge of $1,300 as a cumulative effect of a change in accounting principle. The Company identified its reporting units as banking operations and insurance operations for purposes of measuring impairment of goodwill. The reason the Company measured in this manner is that the insurance operation is a subsidiary of Renasant Bank. The impairment was specific to the insurance subsidiary. The fair value of the insurance reporting unit was estimated using the expected present value of the future cash flows. The insurance operation acquisition was a tax-free exchange; therefore, there was no tax offset to the impairment cost booked.

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$5,528	$(1,021)
Other intangible assets	4,062	(2,961)

Total intangible assets	$9,590	$(3,982)

Goodwill	$46,958	$(2,142)

Aggregate amortization expense: for the year ended December 31, 2004	$1,015

Estimated amortization expense:
for the year ended December 31, 2005	1,431
for the year ended December 31, 2006	849
for the year ended December 31, 2007	809
for the year ended December 31, 2008	809
for the year ended December 31, 2009 and thereafter	1,709

The changes in the carrying amount of intangible assets for the year ended December 31, 2004, are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of January 1, 2004	$5,048	$24	$798
Intangible assets acquired	39,768	5,021	780
Amortization expense	—	(538)	(477)

Balance as of December 31, 2004	$44,816	$4,507	$1,101

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note R – Goodwill and Other Intangible Assets (continued)

The table below presents net income for the year ended December 31, 2002 adjusted for the cumulative effect of the transitional impairment.

	Net Income	Basic Earnings Per Common Share	Diluted Earnings per Common Share
As reported	$16,370	$1.95	$1.94
Transitional impairment	1,300	0.15	0.15

Adjusted net income	$17,670	$2.10	$2.09

Note S – Net Income Per Common Share

(In Thousands Except Share Data)

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split issued in 2003. Basic and diluted net income per common share calculations follow:

	Year Ended December 31
	2004	2003	2002
Basic
Net income applicable to common stock	$18,443	$18,181	$16,370

Average common shares outstanding	8,597,267	8,282,838	8,413,934

Net income per common share-basic	$2.15	$2.20	$1.95

	Year Ended December 31
	2004	2003	2002
Diluted
Net income	$18,443	$18,181	$16,370

Average common shares outstanding	8,597,267	8,282,838	8,413,934
Stock awards	39,741	14,063	7,465

Average common shares outstanding-diluted	8,637,008	8,296,901	8,421,399

Net income per common share-diluted	$2.14	$2.19	$1.94

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no preferred stock to consider in this calculation.

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding unexercised stock option awards were exercised into common shares. If the option exercise price exceeded the fair value of the stock, the effect would be an anti-dilutive effect on EPS and, consequently, those shares would not have been included in the stock awards adjustment.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note T – Mergers and Acquisitions

(In Thousands Except Share Data)

Renasant Bancshares, Inc.: On July 1, 2004, the Company acquired 100% of the voting equity interests of Renasant Bancshares, Inc. (“Renasant Bancshares”), a bank holding company headquartered in Germantown, Tennessee, in a business combination accounted for under the purchase method of accounting. The acquisition allows the Company to expand its geographical footprint into the rapidly growing markets of east Memphis, Germantown, and Cordova, Tennessee. Renasant Bank of Tennessee, the sole subsidiary of Renasant Bancshares operates two banking offices in Germantown and Cordova, both in Tennessee. Operations at Renasant Bancshares’ loan production office in Hernando, Mississippi, were shifted to Renasant Bank, also a subsidiary of the Company, due to its established presence in DeSoto County.

At June 30, 2004, Renasant Bancshares had total assets of approximately $221,000, total deposits of approximately $185,000, and total stockholders’ equity of approximately $17,000. In connection with the acquisition, the Company recorded intangible assets totaling $45,569. The intangible assets are not deductible for income tax purposes.

The aggregate transaction value, including transaction expenses and fair value of Renasant Bancshares’ options and warrants assumed by the Company, was $60,290. The Company issued 802,094 shares of its common stock and paid $26,128 in cash for the common stock of Renasant Bancshares. The stock was registered under the Securities Act of 1933, as amended. Renasant Bank of Tennessee has maintained its charter, now operating as a subsidiary of the Company; and the management and board of Renasant Bank of Tennessee have remained in effect. Two board members of Renasant Bank of Tennessee were added to the Company’s Board.

The following table summarizes the allocation of purchase price to assets and liabilities acquired based on their fair values on July 1, 2004:

Allocation of Purchase Price for Renasant Bancshares

Purchase Price:
Shares issued to Renasant common shareholders	802,094
Purchase price per share (based on exchange ratio of 1.117015)	$34.56

Value of stock paid		$27,720
Cash paid		26,128
Fair value of Renasant options and warrants assumed		5,773
Transaction costs		669

Total Purchase Price		$60,290

Net Assets Acquired:
Renasant’s stockholders’ equity	$17,065
Adjustments to reflect fair value of assets and liabilities acquired:
Investments	(331)
Loans, net of unearned income	492
Other assets	(16)
Core deposits intangible	5,021
Non-compete agreements	780
Deposits	(305)
FHLB Advances	67
Deferred income taxes	(2,251)	20,522

Goodwill resulting from merger		$39,768

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note T – Mergers and Acquisitions (continued)

The following unaudited summary information presents the condensed consolidated statements of income of the Company, on a pro forma basis, as if the acquisition of Renasant Bancshares had been consummated on January 1, 2003. Because the merger with Renasant Bancshares was effective on July 1, 2004, data with respect to Renasant Bancshares’ financial condition as of December 31, 2004 is already included within the Company’s financial condition. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

Pro Forma Condensed Consolidated Statements of Income

The Peoples Holding Company and Renasant Bancshares, Inc.

	Year ended December 31,
	2004	2003
Interest income	$82,426	$81,950
Interest expense	23,259	25,573

Net interest income	59,167	56,377
Provision for loan losses	1,956	3,219
Noninterest income	32,620	32,885
Noninterest expense	64,180	59,957

Income before income taxes	25,651	26,086
Income tax expense	7,002	7,210

Net income	$18,649	$18,876

Earnings per share:
Basic	$2.07	$2.08
Diluted	$2.05	$2.04

The following table summarizes the assets acquired and liabilities assumed in connection with the acquisition of Renasant Bancshares:

Cash and cash equivalents	$3,743
Securities	29,062
Loans, net of unearned income	178,042
Allowance for loan losses	(2,845)
Other assets	13,013
Total assets	221,015

Deposits	185,319
Borrowings	15,827
Other liabilities	2,809

Heritage Financial Holding Corporation: On January 1, 2005, the Company completed its acquisition of Heritage Financial Holding Corporation (“Heritage”), a bank holding company headquartered in Decatur, Alabama. Heritage is the parent of Heritage Bank and operates eight banking offices in Alabama. The acquisition allows the Company to expand its geographical footprint into the key markets of Birmingham, Decatur and Huntsville, all in Alabama.

The company issued approximately 1.4 million shares of its common stock and paid approximately $23.1 million in cash for 100% of the voting equity interests in Heritage. The aggregate transaction value, including the dilutive impact of Heritage’s options assumed by the Company, was $75,366. In connection with the acquisition, the Company estimates it will record approximately $57,386 in intangible assets. The amount of intangible assets recorded is directly dependent on the allocation of the purchase to the tangible assets acquired and liabilities assumed. The Company is in the process of finalizing its evaluation of the market values of the tangible assets and liabilities. As such, the intangible assets the Company estimates it will record is subject to change.

The Peoples Holding Company

Notes to Consolidated Financial Statements

Note T – Mergers and Acquisitions (continued)

The following unaudited summary information presents the condensed consolidated statements of income of the Company, on a pro forma basis, as if the acquisition of Heritage had been consummated on January 1, 2003 and selected data from the consolidated balance sheet of the Company, on a pro forma basis, as if the acquisition of Heritage had been consummated on December 31, 2004. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

Pro Forma Condensed Consolidated Statements of Income

The Peoples Holding Company and Heritage Financial Holding Company

	Year ended December 31,
	2004	2003
Interest income	$112,720	$113,042
Interest expense	35,813	41,718

Net interest income	76,907	71,324
Provision for loan losses	5,587	3,198
Noninterest income	37,927	37,872
Noninterest expense	87,002	81,088

Income before income taxes	22,245	24,910
Income tax expense	5,488	6,739

Net income	$16,757	$18,171

Earnings per share:
Basic	$1.62	$1.76
Diluted	$1.55	$1.68

Pro Forma Condensed Consolidated Balance Sheet

The Peoples Holding Company and Heritage Financial Holding Company

December 31, 2004
Cash and cash equivalents	$61,686
Securities	465,967
Mortgage loans held for sale	24,103
Loans, net of unearned income	1,534,260
Allowance for loan losses	(25,097)
Intangible assets	107,810
Other assets	134,261

Total assets	$2,302,990

Deposits	$1,699,962
Borrowings	344,164
Other liabilities	27,511
Shareholders’ equity	231,353

Total liabilities and shareholders’ equity	$2,302,990

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to internal controls over financial reporting during the fourth quarter of 2004.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

The information appearing under the headings “Board of Directors” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement, dated March 10, 2005, is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasantbank.com. Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: The Peoples Holding Company, 209 Troy Street, Tupelo, Mississippi, 38802, Attention: Director of Investor Relations. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K (now Item 5.05 of Form 8-K) regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the headings “Board of Directors”, “Compensation, Meetings and Committees of the Board of Directors” and “Section 16(a) Benefit Ownership Reporting Compliance” in the Company’s definitive Proxy Statement, dated March 10, 2005, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Compensation, Meetings and Committees of the Board of Directors”, “Executive Compensation”, “Report of the Compensation Committee”, “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in the Company’s definitive Proxy Statement, dated March 10, 2005, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Stock Ownership” in the Company’s definitive Proxy Statement, dated March 10, 2005, is incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 5 of this Form 10-K is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings “Indebtedness of Related Parties” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement, dated March 10, 2005, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Independent Auditors” in the Company’s definitive Proxy Statement, dated March 10, 2005, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2004, 2003, and 2002 are included in Part II, Item 8 herein:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets – December 31, 2004 and 2003

(iii)	Consolidated Statements of Income – Years ended December 31, 2004, 2003, and 2002

(iv)	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2004, 2003, and 2002

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2004, 2003, and 2002

(vi)	Notes to Consolidated Financial Statements – December 31, 2004

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)	Agreement and Plan of Merger dated as of February 17, 2004 and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly-owned subsidiary of the Company(1)

(2)(ii)	Agreement and Plan of Merger dated as of July 15, 2004 and related Plan of Merger by and among The Peoples Holding Company, Renasant Bank, Heritage Financial Holding Corporation and Heritage Bank, as amended by Amendment No. 1 to Agreement and Plan of Merger dated November 22, 2004(2)

(3)(i)	Articles of Incorporation of the Company(3)

(3)(ii)	Restated Bylaws of The Peoples Holding Company(4)

(4)(i)	Articles of Incorporation of the Company(3)

(4)(ii)	Articles of Incorporation of the Company(4)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan*(5)

(10)(ii)	The Peoples Holding Company Deferred Compensation Plan*(6)

(10)(iii)	Executive Deferred Compensation Plan A*(7)

(10)(iv)	Executive Deferred Compensation Plan B*(8)

(10)(v)	Directors’ Deferred Fee Plan A*(9)

(10)(vi)	Directors’ Deferred Fee Plan B*(10)

(10)(vii)	Change in Control Employment Agreement dated January 1, 2001 between the Company and E. Robinson McGraw*(11)

(10)(viii)	Change in Control Employment Agreement dated February 28, 1998 between the Company and Stuart R. Johnson*(12)

(10)(ix)	Change in Control Employment Agreement dated February 28, 1998 between the Company and James W. Gray*(13)

(10)(x)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(14)

(10)(xi)	Employment Agreement dated as of July 14, 2004 by and between Larry R. Mathews, The Peoples Holding Company and The Peoples Bank & Trust Company*(15)

(10)(xii)	Termination and Release Agreement dated as of January 1, 2005 by and among Larry R. Mathews, Heritage Financial Holding Corporation and Heritage Bank*(16)

(10)(xiii)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(17)

(10)(xiv)	Performance Based Rewards Bonus Plan*(18)

(10)(xv)	Change in Control Employment Agreement dated July 1, 2003 between the Company and Stephen M. Corban*

(10)(xvi)	Employment Agreement dated as of July 1, 2004 by and between Francis J. Cianciola and The Peoples Holding Company*

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.
(1)	Filed as Annex A-1 to the Form S-4 Registration Statement of the Company (File No. 333-114309) filed with the Securities and Exchange Commission on April 8, 2004 and incorporated herein by reference.
(2)	Filed as Annex A-1 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-119572) filed with the Securities and Exchange Commission on November 23, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to the Form S-4 Registration Statement of the Company (File No. 333-72507) filed with the Securities and Exchange Commission on February 17, 1999 and incorporated herein by reference.
(4)	Filed as exhibit 3.2 to the Form 10-K filed with the Securities and Exchange Commission on March 11, 2004 and incorporated herein by reference.

(5)	Filed as exhibits 4.1 and 4.2 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.
(6)	Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.
(7)	Filed as exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(8)	Filed as exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(9)	Filed as exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(10)	Filed as exhibit 10.4 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(11)	Filed as exhibit 10.5 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(12)	Filed as exhibit 10.8 to the Form 10-K filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.
(13)	Filed as exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.
(14)	Filed as exhibit 99 to the Form S-8 Registration Statement of the Company (File No. 333-117987) filed with the Securities and Exchange Commission on August 6, 2004 and incorporated herein by reference.
(15)	Filed as exhibit 10.11 to the Form 8-K filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(16)	Filed as exhibit 10.12 to the Form 8-K filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(17)	Filed as exhibit 10.13 to the Form 8-K filed with the Securities and Exchange Commission on January 24, 2005 and incorporated herein by reference.
(18)	Filed under Item 1.01 of the Form 8-K filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.

The Company does not have any long-term debt instruments under which securities are authorized exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Securities and Exchange Commission, upon their request, a copy of all long-term debt instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2005	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

THE PEOPLES HOLDING COMPANY

Date: March 2, 2005	by:	/s/ Robert C. Leake
Robert C. Leake
Chairman of the Board and Director

Date: March 2, 2005	by:	/s/ William M. Beasley
William M. Beasley
Vice Chairman of the Board and Director

Date: March 2, 2005	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 2, 2005	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 2, 2005	by:	/s/ John M. Creekmore
John M. Creekmore
Director

Date: March 2, 2005	by:	/s/ Francis J. Cianciola
Francis J. Cianciola
Executive Vice President and Director

Date: March 2, 2005	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 2, 2005	by:	/s/ Karen S. Dixon
Karen S. Dixon
Senior Vice President and Controller

S – 1

Date: March 2, 2005	by:	/s/ John T. Foy
John T. Foy
Director

Date: March 2, 2005	by:	/s/ Eugene B. Gifford, Jr.
Eugene B. Gifford, Jr.
Director

Date: March 2, 2005	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date: March 2, 2005	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date: March 2, 2005	by:	/s/ Harold B. Jeffreys
Harold B. Jeffreys
Director

Date: March 2, 2005	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date: March 2, 2005	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and
Chief Financial Officer

Date: March 2, 2005	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
President and Chief Executive Officer and Director

Date: March 2, 2005	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 2, 2005	by:	/s/ C. Larry Michael
C. Larry Michael
Director

Date: March 2, 2005	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

S – 2

Date: March 2, 2005	by:	/s/ John W. Smith
John W. Smith
Director

Date: March 2, 2005	by:	/s/ H. Joe Trulove
H. Joe Trulove
Director

Date: March 2, 2005	by:	/s/ J. Larry Young
J. Larry Young
Director

S – 3

EXHIBIT INDEX

Exhibit Number	Description
(10)(xv)	Change in Control Employment Agreement dated July 1, 2003 between the Company and Stephen M. Corban*

(10)(xvi)	Employment Agreement dated as of July 1, 2004 by and between Francis J. Cianciola and The Peoples Holding Company*

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.