Form 10-Q
period 2005-03-31
RENASANT CORP
filed 2005-05-09
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-12154

RENASANT CORPORATION

(Exact name of the registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

209 Troy Street, P. O. Box 709, Tupelo, Mississippi 38802-0709

(Address of principal executive offices) (Zip code)

Registrant’s telephone number including area code: 662-680-1001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5 Par Value, 10,385,075 shares outstanding as of April 30, 2005.

RENASANT CORPORATION

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$57,236	$52,096
Interest-bearing balances with banks	11,385	3,929

Cash and cash equivalents	68,621	56,025

Securities available for sale	425,196	371,581

Mortgage loans held for sale	32,623	2,714

Loans, net of unearned income	1,572,103	1,141,480
Allowance for loan losses	(18,012)	(14,403)

Net loans	1,554,091	1,127,077

Premises and equipment, net	40,353	33,998
Intangible assets	101,406	50,424
Other assets	97,874	65,726

Total assets	$2,320,164	$1,707,545

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$238,651	$200,922
Interest-bearing	1,502,350	1,117,755

Total deposits	1,741,001	1,318,677

Federal funds purchased	10,066	51,500
Federal Home Loan Bank advances	243,044	109,756
Junior subordinated debentures	64,486	20,619
Other borrowed funds	6,734	9,672
Other liabilities	23,941	18,279

Total liabilities	2,089,272	1,528,503

Shareholders’ equity
Common stock, $5 par value –15,000,000 shares authorized, 11,489,550 shares issued; 10,412,775 and 9,046,997 shares outstanding at March 31, 2005, and December 31, 2004, respectively	57,448	50,600
Treasury stock, at cost	(21,944)	(21,621)
Additional paid-in capital	112,054	67,545
Retained earnings	84,992	81,720
Accumulated other comprehensive income	(1,658)	798

Total shareholders’ equity	230,892	179,042

Total liabilities and shareholders’ equity	$2,320,164	$1,707,545

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Three months ended March 31
	2005	2004
Interest income
Loans	$24,530	$13,287
Securities:
Taxable	3,495	3,106
Tax-exempt	1,164	1,115
Other	106	76

Total interest income	29,295	17,584

Interest expense
Deposits	6,907	4,178
Borrowings	3,070	956

Total interest expense	9,977	5,134

Net interest income	19,318	12,450
Provision for loan losses	597	505

Net interest income after provision for loan losses	18,721	11,945

Noninterest income
Service charges on deposit accounts	3,874	3,700
Fees and commissions	2,505	1,671
Insurance commissions	831	820
Trust revenue	625	464
Securities gains	102	89
BOLI income	404	285
Merchant discounts	2	356
Gains on sales of mortgage loans	693	128
Other	867	658

Total noninterest income	9,903	8,171

Noninterest expense
Salaries and employee benefits	11,459	7,593
Data processing	1,044	1,163
Net occupancy	1,615	855
Equipment	990	711
Professional fees	651	302
Advertising	740	494
Intangible amortization	586	123
Other	3,878	2,445

Total noninterest expense	20,963	13,686

Income before income taxes	7,661	6,430
Income taxes	2,202	1,783

Net income	$5,459	$4,647

Basic earnings per share	$0.52	$0.57

Diluted earnings per share	$0.52	$0.57

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Three months ended March 31
	2005	2004
Operating activities
Net cash provided by operating activities	$16,089	$5,327

Investing activities
Purchases of securities available for sale	(7,144)	(63,604)
Proceeds from sales of securities available for sale	25,075	18,308
Proceeds from call/maturities of securities available for sale	18,032	34,582
Net increase in loans	(56,600)	(20,045)
Proceeds from sales of premises and equipment	568	12
Purchases of premises and equipment	(2,278)	(1,189)
Net cash paid in business combination	(19,328)	—

Net cash used in investing activities	(41,675)	(31,936)

Financing activities
Net increase in noninterest-bearing deposits	12,037	41,758
Net increase in interest-bearing deposits	29,324	22,336
Net decrease in short-term borrowings	(22,053)	(10,601)
Proceeds from long-term debt	102,410	—
Repayment of long-term debt	(80,798)	(2,631)
Purchase of treasury stock	(987)	(245)
Cash paid for dividends	(2,187)	(1,638)
Cash received on exercise of options	436	—

Net cash provided by financing activities	38,182	48,979

Net increase in cash and cash equivalents	12,596	22,370
Cash and cash equivalents at beginning of year	56,025	53,479

Cash and cash equivalents at end of year	$68,621	$75,849

Supplemental disclosures
Transfers of loans to other real estate	$4,772	$138

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

(in thousands, except share data)

Summary of Significant Accounting Policies

Business: Renasant Corporation (formerly known as The Peoples Holding Company and referred to herein as the “Company”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company), a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.), a wholly-owned subsidiary of Renasant Bank with operations in Mississippi. On March 31, 2005, Renasant Bank of Tennessee, a Tennessee-chartered bank and wholly-owned subsidiary of the Company, was merged into Renasant Bank. The Company has full service offices located throughout north Mississippi, southwest Tennessee and north Alabama.

On December 16, 2004, the board of directors of the Company approved a plan to change the name of the Company from “The Peoples Holding Company” to “Renasant Corporation”. The change of the Company’s name was approved by the shareholders at the annual meeting held on April 19, 2005. Effective April 19, 2005, the Company’s name was changed to Renasant Corporation.

On July 1, 2004, the Company completed its acquisition of Renasant Bancshares, Inc. (“Renasant Bancshares”). On January 1, 2005, the Company completed its acquisition of Heritage Financial Holding Corporation (“Heritage”). The financial condition and results of operations for Renasant and Heritage are included in the Company’s financial statements since the respective dates of each acquisition.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in prior periods have been reclassified to conform to the current presentation, and all dollar amounts are in thousands, except share data.

Note 2 Shareholders’ Equity

We are currently operating under a share buy-back plan authorized by the Company’s board of directors in September 2002 which allows for the purchase of 1,175,657 shares of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of March 31, 2005, 962,977 shares of our common stock had been purchased and 212,680 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the first quarter of 2005, the Company reissued 27,227 shares from treasury for the exercise of stock options.

	Treasury Share Transactions for 2005
	Total shares repurchased	Average repurchase price per share	Total shares reissued	Average reissue price per share
January	11,700	$31.96	—	$—
February	7,200	31.42	3,627	24.375
March	12,138	31.57	23,600	24.375

The Company declared a cash dividend for the first quarter of 2005 of $0.21 per share as compared to $0.20 per share for the first quarter of 2004. Total cash dividends paid to shareholders by the Company were $2,187 and $1,638 for the three month periods ended March 31, 2005 and 2004, respectively.

Note 3 Comprehensive Income

For the three month periods ended March 31, 2005 and 2004, total comprehensive income was $3,003 and $5,416, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 4 Employee Benefit Plans

The following table provides the components of net pension cost and other benefit cost recognized for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$18	$16
Interest cost	242	240	17	16
Expected return on plan assets	(327)	(312)	—	—
Prior service cost recognized	8	8	1	1
Recognized loss	92	91	13	5

Net periodic benefit costs	$15	$27	$49	$38

Note 5 Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended March 31
	2005	2004
Basic:
Net income applicable to common stock	$5,459	$4,647

Average common shares outstanding	10,406,243	8,191,530

Net income per common share-basic	$0.52	$0.57

Diluted:
Net income	$5,459	$4,647

Average common shares outstanding	10,406,243	8,191,530
Stock awards	154,087	21,003

Average common shares outstanding-diluted	10,560,330	8,212,533

Net income per common share-diluted	$0.52	$0.57

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding unexercised stock options and warrants were exercised into common shares.

Note 6 Segment Reporting

Financial Accounting Standards Board Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region) and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to more closely match expenses with revenues at the community bank level, direct and indirect expenses and revenues are allocated to the segments based on various factors, including percentage of loans, percentage of deposits, full-time employees, number of accounts serviced and actual sales. All of the Company’s products are offered to similar classes of customers and markets, are distributed using the same methods and operate in similar regulatory environments.

The following table provides financial information for our operating segments. The “Other” column in the following table represents financial information of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Community Bank
	Mississippi Region	Tennessee Region	Alabama Region	Renasant Insurance	Other	Consolidated
At or for the three month period ended March 31, 2005:
Net interest income	$13,251	$2,243	$4,667	$—	$(843)	$19,318
Provision for loan losses	203	104	290	—	—	597
Noninterest income	7,134	169	1,450	1,156	(6)	9,903
Noninterest expense	13,854	1,758	4,507	673	171	20,963
Income before income taxes	6,329	550	1,320	483	(1,021)	7,661
Income tax expense	1,772	155	515	153	(393)	2,202
Net income (loss)	4,557	395	805	330	(628)	5,459
Total assets	1,533,057	278,251	500,692	5,057	3,107	2,320,164
Goodwill	2,265	39,253	46,860	2,783	—	91,161

At or for the three month period ended March 31, 2004:
Net interest income	$12,478	$—	$—	$—	$(28)	$12,450
Provision for loan losses	505	—	—	—	—	505
Noninterest income	6,961	—	—	1,210	—	8,171
Noninterest expense	12,810	—	—	703	173	13,686
Income before income taxes	6,124	—	—	507	(201)	6,430
Income tax expense	1,717	—	—	154	(88)	1,783
Net income (loss)	4,407	—	—	353	(113)	4,647
Total assets	1,443,404	—	—	5,042	20,823	1,469,269
Goodwill	2,265	—	—	2,783	—	5,048

Note 7 Mergers and Acquisitions

On January 1, 2005, the Company completed its acquisition of Heritage Financial Holding Corporation (“Heritage”), a bank holding company headquartered in Decatur, Alabama. Heritage was the parent of Heritage Bank and operated eight banking offices in Alabama. The acquisition allows the Company to expand its geographical footprint into the key markets of Birmingham, Decatur and Huntsville, Alabama.

The Company issued 1,369,589 shares of its common stock and paid approximately $23,055 in cash for 100% of the voting equity interests in Heritage. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. The aggregate transaction value, including the value of Heritage’s options assumed by the Company, was $75,658. At January 1, 2005, Heritage had total assets of approximately $540,296, total loans of approximately $389,740, total deposits of approximately $380,998, and total stockholders’ equity of approximately $28,842. In connection with the acquisition, the Company recorded approximately $52,084 in intangible assets. The intangible assets are not deductible for income tax purposes.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 prohibits the carryover of an allowance for loan losses on certain loans acquired in a purchase business combination. Increases in expected cash flows to be collected from the contractual cash flows will be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows will be recognized as an impairment. This accounting guidance became effective for loans acquired in fiscal years subsequent to December 15, 2004. The Company applied the guidance under SOP 03-3 to the loans acquired in connection with the acquisition of Heritage. As a result, the Company reduced the balance of $18,839 of Heritage loans acquired by a specific credit reserve of $5,742 from the allowance for loan losses. These loans are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represents their future cash flows. Management continually monitors these loans individually as part of its normal credit review and monitoring procedures for changes in the estimated future cash flows. At March 31, 2005, none of the allowance for loan losses was allocated to these loans.

The following table summarizes the allocation of purchase price to assets and liabilities acquired based on their fair values on January 1, 2005:

Allocation of Purchase Price for Heritage Financial Holding Corporation

Purchase Price:
Shares issued to Heritage common shareholders	1,369,589
Purchase price per share	$33.10

Value of stock paid		$45,333
Cash paid		23,055
Fair value of Heritage options assumed		6,081
Transaction costs		1,189

Total Purchase Price		$75,658

Net Assets Acquired:
Heritage’s stockholders’ equity	$28,842
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Investments	(885)
Loans, net of unearned income	(485)
Fixed assets	(861)
Core deposits intangible	4,590
Non-compete agreements	634
Deposits	35
FHLB advances	(1,363)
Trust preferred securities	(1,638)
Deferred income taxes	(71)

Increase (decrease) to net assets as a result of implementation of SOP 03-3
Loans	(5,742)
Allowance for loan losses	5,742

Total Net Assets Acquired		28,798

Goodwill resulting from merger		$46,860

Since the acquisition of Heritage was completed on January 1, 2005, the actual results are indicative of the pro forma results. As such, no pro forma information is included herein.

Note 8 Subsequent Event

At the Company’s 2005 Annual Meeting of Shareholders held on April 19, 2005, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 15,000,000 shares to 75,000,000 shares. At the meeting, the Company’s shareholders also approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of preferred stock, with a par value of $01 per share. The company’s board of directors will determine, in its sole discretion, the rights, preferences and other terms of the shares the preferred stock at the time of the issuance of such shares. As a result of these actions, the Company now has a total of 80,000,000 shares of stock authorized, of which 75,000,000 shares are common stock and 5,000,000 shares are preferred stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data)

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

Overview

Renasant Corporation (formerly known as The Peoples Holding Company and referred to herein as the “Company”, “we,” “our,” or “us”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company), a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.), with operations in Mississippi. Renasant Insurance, Inc. is a wholly owned subsidiary of Renasant Bank. The Company has full service offices located throughout north Mississippi, southwest Tennessee and north Alabama.

On July 1, 2004, we completed our acquisition of Renasant Bancshares, Inc. (“Renasant Bancshares”), the parent company of Renasant Bank of Tennessee, which expanded our footprint into Tennessee. On March 31, 2005, Renasant Bank of Tennessee merged into Renasant Bank. On January 1, 2005, we completed our acquisition of Heritage Financial Holding Corporation (“Heritage”), the parent company of Heritage Bank, which expanded our footprint into Alabama. The financial condition and results of operations for both acquisitions are included in the Company’s financial statements since the date of relevant acquisition.

Financial Condition

Total assets for the Company increased to $2,320,164 on March 31, 2005 from $1,707,545 on December 31, 2004, representing an increase of 35.88%. The acquisition of Heritage contributed total assets of $540,296. The information contained in the ensuing paragraphs further discusses the increase in assets.

Cash and cash equivalents increased $12,596 from $56,025 at December 31, 2004, to $68,621 at March 31, 2005, and represented 2.96% of total assets at March 31, 2005, compared to 3.28% of total assets at December 31, 2004.

Our investment portfolio increased from $371,581 at December 31, 2004 to $425,196 at March 31, 2005. The acquisition of Heritage contributed investment securities with a balance of $94,866. The decline in the investment portfolio excluding the contribution from the Heritage acquisition was a result of the Company utilizing the cash flow from its investment portfolio to partially fund loan growth generated during the first quarter of 2005.

Mortgage loans held for sale were $32,623 at March 31, 2005 compared to $2,714 at December 31, 2004. The increase in mortgage loans held for sale is directly attributable to the mortgage loan operations of Heritage acquired on January 1, 2005. Originations of mortgage loans to be sold totaled $90,710 for the first three months of 2005 as compared to $45,331 for the full year of 2004. Mortgage loans to be sold are locked in at the contractual rate upon closing, thereby eliminating any interest rate risk for the Company. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of the mortgage loans in the secondary market.

The loan balance, net of unearned income, at March 31, 2005, was $1,572,103 representing an increase of $430,623, or 37.72%, from $1,141,480 at December 31, 2004. The acquisition of Heritage contributed total loans of $389,740. Excluding Heritage’s loans, loans increased $40,883 from December 31, 2004.

Excluding the impact on the loan portfolio from the Heritage acquisition, the growth in loans during the first three months of 2005 is attributed in part to loan production from our Tennessee region. Loans in the Tennessee region grew $13,865 during the first three months of 2005. The Mississippi region continued to experience growth primarily in its DeSoto County market. DeSoto County, located just south of Memphis, Tennessee, continues to be one of the fastest growing counties in both Mississippi and the nation. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	March 31, 2005	December 31, 2004
Commercial, financial, agricultural	$228,305	$175,571
Lease financing	10,763	10,809
Real estate – construction	159,155	96,404
Real estate – 1-4 family mortgages	531,347	375,698
Real estate – commercial mortgages	537,800	395,048
Installment loans to individuals	104,733	87,950

Total loans, net of unearned income	$1,572,103	$1,141,480

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At March 31, 2005, we had no significant concentrations of loans other than presented in the categories in the table above.

Intangible assets increased $50,982 to $101,406 at March 31, 2005 from $50,424 at December 31, 2004. The increase reflects $46,860, $4,590, and $634 of goodwill, core deposits intangible, and noncompete agreements, respectively, recorded January 1, 2005, in connection with the acquisition of Heritage. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives of ten and five years, respectively.

Other assets increased $32,148 from $65,726 at December 31, 2004, to $97,874 at March 31, 2005. This increase is primarily attributable to the Heritage acquisition. The increase also includes increases in Bank Owned Life Insurance (“BOLI”), deferred tax assets and accrued interest receivable.

Total deposits increased $422,324 to $1,741,001 at March 31, 2005 from $1,318,677 on December 31, 2004. The acquisition of Heritage contributed total deposits of $380,998, including money market and savings accounts of $46,735 and time deposits of $221,924. Excluding Heritage’s deposits, total deposits increased $41,326, or 3.13%, from December 31, 2004 due to growth in money market and savings accounts and time deposits. Excluding Heritage, the balance of money market and savings accounts increased $5,778, or 10.75%, to $543,247 at March 31, 2005. Time deposits, excluding Heritage, increased $20,017 to $614,581 at March 31, 2005 as compared to December 31, 2004 as our use of public funds increased $15,051 over the same period.

We continue to utilize advances from the Federal Home Loan Bank (FHLB) to fund our loan portfolio. In order to mitigate interest rate risk, long term fixed rate loans have been match-funded with FHLB borrowings. Advances from the FHLB increased from $133,288 to $243,044 at March 31, 2005 compared to $109,756 at December 31, 2004. The acquisition of Heritage increased our FHLB advances by $91,135. At March 31, 2005, the weighted average maturity of the long-term portion of our FHLB advances was 3 years and 9 months while the weighted average rate was 3.45%.

During January 2005, we formed PHC Statutory Trust II for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $31,000 issue provided us funds for the cash portion of the Heritage acquisition. The 30-year junior subordinated debentures pay interest quarterly equal to the three month LIBOR plus 187 basis points. In connection with the Heritage acquisition, we assumed $10,000 in fixed-rate junior subordinated debentures issued by Heritage. These junior subordinated debentures have similar characteristics to our debentures and, as such, qualify as Tier 1 capital for regulatory purposes.

Shareholders’ equity increased $51,850, or 28.96%, to $230,892 at March 31, 2005 compared to $179,042 at December 31, 2004, primarily as a result of the Heritage acquisition which increased shareholders’ equity $51,415.

Other factors contributing to the change in capital include current year earnings, treasury stock purchases, cash dividends declared, and unrealized security portfolio gains.

Results of Operations

Summary

Net income for the three month period ended March 31, 2005, was $5,459 an increase of $812, or 17.47%, from net income of $4,647 for the same period in 2004. Basic and diluted earnings per share for the three month period ended March 31, 2005, were $.52, a decrease of 8.77% from basic and diluted earnings per share of $.57 for the comparable period a year ago. The acquisitions of Renasant Bancshares and Heritage each had a $0.02 per share dilutive impact on earnings for the first three months of 2005.

Net income for the first three months of 2005 was negatively impacted by $244, or $.02 per share, in after-tax merger expenses related to the Heritage acquisition. These expenses consist primarily of conversion-related expenses. The Company also incurred $160, or $.02 per share, in after-tax costs associated with changing the name of our subsidiary bank and insurance company which further reduced our net income for the first three months of 2005.

The annualized return on average assets and the annualized return on average equity are presented in the table below:

	Three Months Ended March 31,
	2005	2004
Return on average assets	0.93%	1.29%
Return on average tangible assets	1.04	1.32

Return on average equity	9.40	13.27
Return on average tangible equity	17.71	14.10

The annualized returns on average tangible assets and average tangible equity exclude the effects of intangible assets and related amortization expenses.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. While the current interest rate environment has been unfavorable for net interest income, several factors have lessened the impact on the Company of the interest rate environment, including increases in loans, risk-based loan pricing, and a shift from time deposits to less costly transaction deposits.

Net interest income for the three month periods ended March 31, 2005 and 2004, was $19,318 and $12,450, respectively. On a tax equivalent basis, net interest margin for the three month period ended March 31, 2005, declined to 3.92% from 4.09% for the comparable period in 2004. The decline in our margin is primarily due to the acquisitions of Renasant Bancshares and Heritage, both of which had lower net margins than the Company.

Interest income grew 66.60% to $29,295 for the three month period ended March 31, 2005 from $17,584 for the same period in 2004. The growth in interest income was driven by volume, as the average balance in interest earning assets for March 31, 2005 increased $740,610 as compared to the same period in 2004, while the tax equivalent yield on earning assets increased 22 basis points to 5.89%. The increase in the average balance of earning assets was primarily due to the acquisitions of Renasant Bancshares and Heritage. These acquisitions contributed interest income of $3,165 and $6,772, respectively, for the first three months of 2005.

Interest expense increased $4,843 to $9,977 for the three months ended March 31, 2005 as compared to $5,134 for the same period in 2004. Interest expense increased as the average balance of interest bearing liabilities increased as a result of the Renasant Bancshares and Heritage acquisitions. The Company issued junior subordinated debentures in connection with these acquisitions and assumed Heritage’s outstanding junior subordinated debentures. The cost of interest-bearing liabilities increased to 2.18% for the first three months in 2005 from 1.85% for the same period in 2004.

See Note 2 - Significant Accounting Policies to the Condensed Consolidated Financial Statements for discussion and analysis of the Company’s mortgage loans held for sale portfolio and recognition of related income.

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

The provision for loan losses was $597 and $505 for the three months ended March 31, 2005 and 2004, respectively. Accruing loans past due 90 days or more as a percentage of total loans were .19% and .44% at March 31, 2005 and 2004, respectively, while nonaccrual loans as a percentage of total loans were .24% and .61% for the same periods, respectively. Nonaccrual loans at March 31, 2005, were $3,807, down $1,606 as compared to the balance at March 31, 2004. As disclosed in previous filings, one large credit relationship had previously represented over one-half of our nonaccrual loans. In the first quarter of 2005, we foreclosed on the collateral securing this relationship. As a result, the nonaccrual balance was reduced $4,129 as we bring to final resolution this one problem credit relationship. The $4,908 increase in other real estate owned and repossessions was primarily a result of the foreclosure. The acquisition of Heritage increased the March 31, 2005 nonaccrual loan balance by $2,392.

For the first three months of 2005, net charge-offs were $1,186, or 0.31% annualized as a percentage of average loans. Net charge-offs for the same period in 2004 were $463, or 0.21% annualized as a percentage of average loans. The foreclosure on the collateral securing the one credit relationship, as discussed in more detail in the preceding paragraph, resulted in a partial charge-off of $605, or .16% of average loans, during the first quarter of 2005 with an additional $296 expected to be charged-off in the second quarter of 2005. All amounts charged-off related to this one credit relationship had been fully reserved in the allowance for loan losses.

There have been no material changes in assumptions or estimation techniques as compared to prior periods that have impacted the determination of the current period allowance for loan losses. The allowance for loan losses as a percentage of loans was 1.14% at the March 31, 2005 as compared to 1.26% at December 31, 2004. The reduction of the allowance for loan losses was caused by our improved credit quality and growth in the loan portfolio. Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”), issued by the American Institute of Certified Public Accountants (“AICPA”) prohibits the carryover of an allowance for loan loss for loans acquired in which acquirer concludes that the acquirer will not collect the contractual payments. As such, we reduced the balance of $18,839 of Heritage loans acquired by a specific credit reserve of $5,742 from the allowance for loan losses. These loans are now carried at a balance which we believe, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represent their future cash flows. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows.

The tables below present information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	Loans March 31,		Net Charge-offs Three Months Ended March 31,
	2005	2004	2005	2004
Commercial, financial, agricultural	$228,305	$139,960	$165	$378
Lease financing	10,763	11,785	—	—
Real estate – construction	159,155	59,361	98	—
Real estate – 1-4 family mortgages	531,347	309,029	617	54
Real estate – commercial mortgages	537,800	277,517	84	—
Installment loans to individuals	104,733	84,832	222	31

Total loans, net of unearned income	$1,572,103	$882,484	$1,186	$463

	2005 1st Quarter	2004
		4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$14,403	$16,309	$13,152	$13,274	$13,232
Addition from acquisitions	4,198	—	2,845	—	—
Loans charged-off	1,413	1,982	470	681	484
Recoveries of loans previously charged-off	(227)	(158)	(146)	(71)	(21)

Net charge-offs	1,186	1,824	324	610	463
Provision for loan losses	597	(82)	636	488	505

Balance at end of period	$18,012	$14,403	$16,309	$13,152	$13,274

Nonaccruing loans	$3,807	$6,443	$5,626	$5,566	$5,413
Accruing loans 90 days past due or more	3,002	2,228	2,054	1,848	3,891

Total nonperforming loans	6,809	8,671	7,680	7,414	9,304
Other real estate owned and repossessions	7,232	2,324	2,516	1,901	1,661

Total nonperforming assets	$14,041	$10,995	$10,196	$9,315	$10,965

Allowance for loan losses to total loans	1.14%	1.26%	1.45%	1.45%	1.50%
Reserve coverage ratio	264.53	166.30	212.36	177.39	142.67
Net charge-offs to average loans	0.08	0.17	0.03	0.07	0.05
Nonperforming loans to total loans	0.43	0.76	0.68	0.82	1.05
Nonperforming assets to total assets	0.60	0.64	0.60	0.65	0.75

In determining the amount of provision to charge to operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of March 31, 2005, and December 31, 2004:

	March 31, 2005	December 31, 2004
Specific reserves	$1,443	$2,786
Allocated reserves based on loan grades	16,548	11,617
Unallocated reserves	21	—

Total reserves	$18,012	$14,403

Noninterest Income

Noninterest income was $9,903 for the three month period ended March 31, 2005 compared to $8,171 for the same period in 2004, an increase of 21.20%. For the three month period ended March 31, 2005, Renasant Bancshares and Heritage contributed $169 and $1,450, respectively, to noninterest income.

Service charges on deposits were $3,874 for the first three months of 2005, an increase of $174, or 4.70%, over $3,700 for the three month period ended March 31, 2004. Service charges represent the largest component of noninterest income. Overdraft fees were $3,208 for the three month period ended March 31, 2005, an increase of $230, or 7.75%, compared to the same period in 2003. This increase is also attributed to non-public transaction deposit growth. The fee charged for insufficient funds remained the same throughout 2003 and 2004.

Fees and commissions were $2,505 and $1,671 for the three month periods ended March 31, 2005 and 2004, respectively. For the three month period ended March 31, 2005, mortgage loan fees (application and origination fees) were $881 compared to $374, respectively, for the same period of 2004. This increase occurred because of the acquisition of Heritage’s mortgage loan business.

The Financial Services division of the Company focuses on providing specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all of which have an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families. Revenues generated from the sale of these products totaled $249 for the first three months of 2005 as compared to $198 for the same period in 2004. Revenues from these products are reported in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department of the Company manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the first three months of 2005 was $625 as compared to $464 for the same period of 2004. The market value of assets under management as of March 31, 2005 was $423,028 an increase of approximately 5.92% from the prior year.

Gains from sales of mortgage loans increased to $693 for the three months ended March 31, 2005 compared to $128 for the same period in 2004. The increase in gains from sales of mortgage loans is due to increase in mortgage loan volumes attributable to Heritage’s mortgage loan business.

Revenues from merchant discounts decreased $354 from $356 for the three months ended March 31, 2004 as compared to the same period in 2005. In the second quarter of 2004, we sold our interest in and rights to future revenue on credit card merchant agreements involving point of sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). As such, we will no longer continue to receive merchant discount revenue. We will receive referral fees from Nova, although such fees will likely be significantly less than our merchant discount revenue.

Other noninterest income includes contingency income related to our insurance subsidiary, which was $308 for the three month period ended March 31, 2005, a decrease of $57 from $365 for the same period of 2004. Contingency income is based on both the premium volume with each individual insurance company and the amount of claims paid from each of those companies. Income fluctuates if the claims experience changes from year to year. Also included in other noninterest income is $264, representing our share of proceeds from the sale of the Pulse network to Discover.

Noninterest Expense

Noninterest expense was $20,963 for the three month period ended March 31, 2005, compared to $13,686 for the same period in 2004, an increase of $7,277. The operations of Renasant Bancshares and Heritage increased noninterest expenses by $6,265, including $399 of merger related expenses.

Salaries and employee benefits for the three month period ended March 31, 2005, were $11,459, or $3,866 greater than the same period last year. The acquisition of Renasant Bancshares and Heritage increased salaries and employee benefits by $3,253 for the three month period ended March 31, 2005. The balance of the increase in salaries and employee benefits is due to duplicate staff at our headquarters and in our Alabama operations needed to facilitate the consolidation of back office functions related to the merger, strategic hiring of commercial lending and wealth management personnel in our new markets and increases in health care and pension costs. The duplicate positions to facilitate the back office consolidation were eliminated early in the second quarter of 2005.

Data processing costs for the three month period ended March 31, 2005, were $1,044, a decrease of $119 compared to the same period last year. The decrease resulted from continued efficiencies in our back office processing. Net occupancy expense and equipment expense for the three month period ended March 31, 2005, increased $760 and $279, respectively, from $855 and $711, respectively, over the comparable period for the prior year, primarily due to additional depreciation and expenses related to Renasant Bancshares and Heritage and our de novo branches.

Amortization of intangible assets increased $463 to $586 for the three months ended March 31, 2005 compared to $123 for the same period in 2004. The increase is due to the amortization of the finite-lived intangible assets recorded as a result of the Renasant Bancshares and Heritage acquisitions. These intangible assets are being amortized over their estimated useful lives, which range between 5-10 years.

In February 2005, we changed the name of our subsidiary bank, The Peoples Bank & Trust Company, to “Renasant Bank”, and our insurance agency, “The Peoples Insurance Agency”, to Renasant Insurance, Inc. As a result of the name change, we incurred approximately $262 in marketing, legal and printing costs during the first three months of 2005.

Noninterest expense as a percentage of average assets was 3.58% for the three month period ended March 31, 2005, and 3.80% for the comparable period in 2004. We anticipate a continued positive impact on the future through our investments in personnel, technology, and programs such as High Performance Checking. The net overhead ratio was 1.90% and 1.55% for the first three months of 2005 and 2004, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 70.65% for the three month period ended March 31, 2005, compared to 63.99% for the same period of 2004. The net overhead and efficiency ratios were negatively impacted by the merger costs and costs associated with the name change. We anticipate improvements in these ratios as we improve our operating efficiencies and take advantage of the income opportunities provided in our new markets of Tennessee and Alabama.

Income tax expense was $2,202 for the three month period ended March 31, 2005, (with an effective tax rate of 28.74%) compared to $1,783 (with an effective tax rate of 27.73%) for the same period in 2004. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

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

Our security portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow equal to 8.91% of the carrying value of the total securities portfolio. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Federal funds purchased at March 31, 2005 totaled $10,066. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk, and may be used to meet day to day liquidity needs. The total amount of remaining credit available to us from the FHLB was $146,167. As of March 31, 2005, our outstanding balance with the FHLB was $243,044. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At March 31, 2005, there were no amounts outstanding under these lines of credits.

For the three months ended March 31, 2005, our total cost of funds, including noninterest bearing demand deposit accounts, was 1.94%, up from 1.62% for the same period in 2004. Noninterest bearing demand deposit accounts made up approximately 11.01% of our average total deposits and borrowed funds at March 31, 2005 as compared to 12.93% at March 31, 2004. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 31.36% of our funds and had an average cost of 0.89%. Another significant source of funds was time deposits, making up 39.79% of the total deposits and borrowed funds with an average cost of 2.67% for the three months ended March 31, 2005, compared to 40.37% of the total with an average cost of 2.40% for the same period in 2004. FHLB advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 12.01% of our average total deposits and borrowed funds with an average cost of 2.86%.

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit specials we offer. For example, public funds may be readily obtained based on our aggressiveness in pricing. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $68,621 at March 31, 2005, compared to $56,025 at December 31, 2004. Cash used in investing activities for the three months ended March 31, 2005, was $41,675, compared to $31,936 for the same period of 2004. The primary contribution to this increase was due to a net increase in loans of $56,600 funded by the proceeds from the sale and maturity of our investment portfolio of $43,107.

Cash provided by financing activities for the three months ended March 31, 2005, was $38,182, compared to $48,979 for the same period of 2004. In January 2005, the Company issued $31,959 in junior subordinated debentures for the primary purpose of funding for the cash portion of the Heritage acquisition. The funds provided by the issuance of the subordinated debentures represents the majority of the decrease in financing activities borrowings.

The Company acquired Renasant Bancshares on July 1, 2004. The aggregate transaction value, including deal charges and the dilutive impact of Renasant Bancshares’ options and warrants assumed by the Company, was approximately $60,290. In accordance with the merger agreement, the Company delivered to Renasant Bancshares shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Renasant Bancshares common stock owned by a shareholder. The cash portion of the merger consideration was $26,128, and was funded with proceeds from issuance of the junior subordinated debentures under PHC Statutory Trust I and a special dividend from Renasant Bank. The Company issued 802,094 shares of its common stock in the transaction, totaling approximately $27,720. These shares were registered under the Securities Act of 1933, as amended.

The Company completed the acquisition of Heritage on January 1, 2005. The aggregate transaction value, including deal charges and the dilutive impact of Heritage’s options assumed by the Company, was approximately $75,658. In accordance with the merger agreement, the Company delivered to Heritage shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Heritage common stock owned by a shareholder. The cash portion of the merger consideration was $23,055, and was funded with proceeds from issuance of $31,959 in junior subordinated debentures to PHC Statutory Trust II. The Company issued 1,369,589 shares of its common stock in the transaction, totaling approximately $45,333. These shares were registered under the Securities Act of 1933, as amended.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of March 31, 2005, we met all capital adequacy requirements to which we are subject. As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of March 31, 2005:

	Consolidated	Bank
Tier I Leverage (to average assets)	8.59%	8.30%
Tier I Capital (to risk-weighted assets)	11.85%	11.46%
Total Capital (to risk-weighted assets)	12.96%	12.57%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank. The Company’s liquidity and capital resources are substantially dependent on the ability of our Bank to transfer funds to the Company in the form of dividends, loans and advances.

Book value per share was $22.17 and $19.79 at March 31, 2005 and December 31, 2004, respectively.

Off Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, and equipment) is obtained based on management’s credit assessment of the customer.

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at March 31, 2005 were approximately $251,112 and $15,123 respectively, compared to $219,087 and $15,468, respectively, at December 31, 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our disclosures about market risk since December 31, 2004. For additional information, see our Form 10-K for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own securities for the three month period ended March 31, 2005:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2005	11,700	$31.96	11,700	232,018
February 1 to February 28, 2005	7,200	31.42	7,200	224,818
March 1 to March 31, 2005	12,138	31.57	12,138	212,680

Total	31,038	$31.68	31,038

(1)	All shares were purchased through the Company’s publicly announced share buy-back plan.
(2)	The Company is currently operating under a share buy-back plan authorized by the Company’s board of directors on September 17, 2002 which allows for the purchase of 1,175,657 shares of the Company’s outstanding common stock, subject to a monthly purchase limit of $2,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of March 31, 2005, 962,977 shares of the Company’s common stock had been purchased and 212,680 shares remained authorized under the plan. All share purchases during 2005 were made pursuant to open market transactions.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from its subsidiary banks of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At March 31, 2005, the unrestricted surplus for Renasant Bank was approximately $271,363. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2005, the maximum amount available for transfer from the Bank to the Company in the form of loans was $20,343. There were no loans outstanding from Renasant Bank to the Company at March 31, 2005.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Renasant Corporation, as amended

3.2	Bylaws of Renasant Corporation, as amended

10.11	Employment Agreement dated as of July 14, 2004 by and between Larry R. Mathews, Renasant Corporation and Renasant Bank (Filed as exhibit 10.11 to the Form 8-K (File No. 001-13253) filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference)

10.16	Amendment No. 1 to Employment Agreement of Francis J. Cianciola dated March 31, 2005 between Francis J. Cianciola and Renasant Corporation

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2005	/s/ Renasant Corporation
Registrant

/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President & Chief Executive Officer

/s/ Stuart R. Johnson
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Renasant Corporation, as amended

3.2	Bylaws of Renasant Corporation, as amended

10.16	Amendment No. 1 to Employment Agreement of Francis J. Cianciola dated March 31, 2005 between Francis J. Cianciola and Renasant Corporation

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.