Form 10-Q
period 2005-06-30
RENASANT CORP
filed 2005-08-08
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Registrant’s telephone number, including area code: 662-680-1001

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

Common stock, $5 Par Value, 10,393,373 shares outstanding as of July 31, 2005.

RENASANT CORPORATION

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$62,172	$52,096
Interest-bearing balances with banks	34,868	3,929

Cash and cash equivalents	97,040	56,025

Securities available for sale	415,193	371,581

Mortgage loans held for sale	32,792	2,714

Loans, net of unearned income	1,592,391	1,141,480
Allowance for loan losses	(18,080)	(14,403)

Net loans	1,574,311	1,127,077

Premises and equipment, net	41,468	33,998
Intangible assets	101,528	50,424
Other assets	91,053	65,726

Total assets	$2,353,385	$1,707,545

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$233,095	$200,922
Interest-bearing	1,531,082	1,117,755

Total deposits	1,764,177	1,318,677

Federal funds purchased	5,366	51,500
Federal Home Loan Bank advances	256,299	109,756
Junior subordinated debentures	64,445	20,619
Other borrowed funds	8,842	9,672
Other liabilities	18,802	18,279

Total liabilities	2,117,931	1,528,503

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 and 0 shares authorized at June 30, 2005 and December 31, 2004, respectively; no shares issued and outstanding	—	—
Common stock, $5 par value – 75,000,000 and 15,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 11,489,550 shares issued; 10,397,897 and 9,046,997 shares outstanding at June 30, 2005, and December 31, 2004, respectively	57,448	50,600
Treasury stock, at cost	(23,341)	(21,621)
Additional paid-in capital	111,733	67,545
Retained earnings	88,910	81,720
Accumulated other comprehensive income	704	798

Total shareholders’ equity	235,454	179,042

Total liabilities and shareholders’ equity	$2,353,385	$1,707,545

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$27,307	$13,369	$51,837	$26,656
Securities:
Taxable	3,306	3,047	6,801	6,153
Tax-exempt	1,133	1,131	2,297	2,246
Other	154	12	260	88

Total interest income	31,900	17,559	61,195	35,143

Interest expense
Deposits	8,139	4,036	15,046	8,214
Borrowings	3,306	976	6,376	1,932

Total interest expense	11,445	5,012	21,422	10,146

Net interest income	20,455	12,547	39,773	24,997
Provision for loan losses	847	488	1,444	993

Net interest income after provision for loan losses	19,608	12,059	38,329	24,004

Noninterest income
Service charges on deposit accounts	4,167	3,732	8,041	7,432
Fees and commissions	2,965	1,958	5,470	3,629
Insurance commissions	906	890	1,737	1,710
Trust revenue	611	606	1,236	1,070
Securities gains (losses)	(32)	(31)	70	58
BOLI income	402	283	806	568
Merchant discounts	2	270	4	626
Gains on sales of mortgage loans	673	151	1,366	279
Gain on sale of merchant business	—	1,000	—	1,000
Other	257	260	1,124	918

Total noninterest income	9,951	9,119	19,854	17,290

Noninterest expense
Salaries and employee benefits	11,520	7,952	22,979	15,545
Data processing	962	1,141	2,006	2,304
Net occupancy	1,181	866	2,796	1,721
Equipment	1,041	861	2,031	1,572
Professional fees	656	385	1,307	687
Advertising	958	422	1,698	916
Intangible amortization	571	100	1,157	223
Other	3,968	2,455	7,846	4,900

Total noninterest expense	20,857	14,182	41,820	27,868

Income before income taxes	8,702	6,996	16,363	13,426
Income taxes	2,495	1,939	4,697	3,722

Net income	$6,207	$5,057	$11,666	$9,704

Basic earnings per share	$0.60	$0.61	$1.12	$1.18

Diluted earnings per share	$0.59	$0.61	$1.11	$1.18

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Six months ended June 30
	2005	2004
Operating activities
Net cash provided by operating activities	$24,933	$12,427

Investing activities
Purchases of securities available for sale	(10,488)	(70,772)
Proceeds from sales of securities available for sale	25,409	52,191
Proceeds from call/maturities of securities available for sale	34,768	62,221
Net increase in loans	(78,351)	(45,503)
Proceeds from sales of premises and equipment	590	26
Purchases of premises and equipment	(4,321)	(1,538)
Net cash paid in business combination	(19,328)	—

Net cash used in investing activities	(51,721)	(3,375)

Financing activities
Net increase in noninterest-bearing deposits	6,481	6,692
Net increase in interest-bearing deposits	58,056	10,458
Net decrease in short-term borrowings	(41,645)	(5,730)
Proceeds from long-term debt	150,043	1,130
Repayment of long-term debt	(98,217)	(5,293)
Purchase of treasury stock	(4,534)	(245)
Cash paid for dividends	(4,476)	(3,275)
Cash received on exercise of options	2,095	—

Net cash provided by financing activities	67,803	3,737

Net increase in cash and cash equivalents	41,015	12,789
Cash and cash equivalents at beginning of year	56,025	53,479

Cash and cash equivalents at end of year	$97,040	$66,268

Supplemental disclosures
Transfers of loans to other real estate	$5,288	$832

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2005

(in thousands, except share data)

Note 1 Summary of Significant Accounting Policies

Business: Renasant Corporation (formerly known as The Peoples Holding Company and referred to herein as the “Company”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company), a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.), a wholly-owned subsidiary of Renasant Bank with operations in Mississippi. On March 31, 2005, Renasant Bank of Tennessee, a Tennessee-chartered bank and wholly-owned subsidiary of the Company, was merged into Renasant Bank, and Renasant Bank survived the merger. The Company has full service offices located throughout north Mississippi, southwest Tennessee and north Alabama.

On December 16, 2004, the board of directors of the Company approved a plan to change the name of the Company from “The Peoples Holding Company” to “Renasant Corporation”. The change of the Company’s name was approved by the shareholders at the annual meeting held on April 19, 2005 and was effective on the same date.

On July 1, 2004, the Company completed its acquisition of Renasant Bancshares, Inc. (“Renasant Bancshares”). On January 1, 2005, the Company completed its acquisition of Heritage Financial Holding Corporation (“Heritage”). The financial condition and results of operations for Renasant and Heritage are included in the Company’s financial statements since the respective dates of each acquisition.

At the Company’s 2005 Annual Meeting of Shareholders held on April 19, 2005, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $5.00 per share, from 15,000,000 shares to 75,000,000 shares. At the meeting, the Company’s shareholders also approved an amendment to the Company’s Articles of Incorporation to authorize 5,000,000 shares of preferred stock, par value $.01 per share. The Company’s board of directors will determine, in its sole discretion, the rights, preferences and other terms of the shares of preferred stock at the time of the issuance of such shares. As a result of these actions, the Company now has a total of 80,000,000 shares of stock authorized, of which 75,000,000 shares are common stock and 5,000,000 shares are preferred stock.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in prior periods have been reclassified to conform to the current presentation, and all dollar amounts are in thousands, except share data.

New accounting pronouncements: In January 2005, the Company adopted and applied the provisions of the American Institute of Certified Public Accounts’ Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the acquisition of Heritage for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition date, that all contractually required payments would not be collected. The amount of loans included in the balance sheet heading “Loans, net of unearned income” at June 30, 2005 are as follows:

Commercial	$13,133
Consumer	120
Mortgage	907

Total outstanding balance	$14,160

Total carrying amount	$10,604

Accretable Yield
Balance at January 1, 2005	—
Additions	20
Reclassifications from nonaccretable difference	1,048
Accretion	(1,051)

Balance at June 30, 2005	17

The Company did not increase the allowance for loan losses through a charge to the income statement for these loans during the six months ended June 30, 2005. During the second quarter of 2005, the Company recorded $1,048 in interest income when it transferred $1,048 of nonaccretable difference to accretable yield as the Company realized improved cash flow on certain loans. The majority of the transfer was the result of a negotiated settlement with a guarantor on a single loan.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through June 30, 2005, allows the Company to purchase up to 1,175,657 shares of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of June 30, 2005, 1,077,787 shares of our common stock had been purchased and 97,870 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the second quarter of 2005, the Company reissued 99,932 shares from treasury for the exercise of stock options assumed in the Renasant Bancshares and Heritage acquisitions.

	Treasury Share Transactions for 2005
	Total shares repurchased	Average repurchase price per share	Total shares reissued upon exercise of options	Average reissue price per share
January	11,700	$31.96	—	$—
February	7,200	31.42	3,627	24.38
March	12,138	31.57	23,600	24.38
April	64,700	31.19	37,000	20.17
May	36,410	30.45	59,762	22.28
June	13,700	30.90	3,170	23.00

The Company declared a cash dividend for the second quarter of 2005 of $0.22 per share as compared to $0.21 per share for the first quarter of 2005 and $.20 per share for the second quarter of 2004. Total cash dividends paid to shareholders by the Company were $4,476 and $3,275 for the six month periods ended June 30, 2005 and 2004, respectively.

Note 3 Comprehensive Income

For the three month periods ended June 30, 2005 and 2004, total comprehensive income (loss) was $8,569 and $(1,500), respectively. For the six month periods ended June 30, 2005 and 2004, total comprehensive income was $11,572 and $3,916, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 4 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$18	$16
Interest cost	242	240	17	16
Expected return on plan assets	(327)	(312)	—	—
Prior service cost recognized	8	8	1	1
Recognized loss	92	91	13	5

Net periodic benefit cost	$15	$27	$49	$38

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$36	$32
Interest cost	484	480	34	32
Expected return on plan assets	(654)	(624)	—	—
Prior service cost recognized	16	16	2	2
Recognized loss	184	182	26	10

Net periodic benefit cost	$30	$54	$98	$76

Note 5 Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net income applicable to common stock	$6,207	$5,057	$11,666	$9,704

Average common shares outstanding	10,400,330	8,186,826	10,401,799	8,189,178

Net income per common share-basic	$0.60	$0.61	$1.12	$1.18

Diluted:
Net income	$6,207	$5,057	$5,459	$9,704

Average common shares outstanding	10,400,330	8,186,826	10,401,799	8,189,178
Stock awards	118,430	21,115	121,581	21,059

Average common shares outstanding-diluted	10,518,760	8,207,941	10,523,380	8,210,237

Net income per common share-diluted	$0.59	$0.61	$1.11	$1.18

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

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region), and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to more closely match expenses with revenues at the community bank level, direct and indirect expenses and revenues are allocated to the segments based on various factors, including percentage of loans, percentage of deposits, full-time employees, number of accounts serviced and actual sales. All of the Company’s products are offered to similar classes of customers and markets, are distributed using the same methods and operate in similar regulatory environments.

The following table provides financial information for our operating segments. The “Other” column in the following table represents financial information of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Community Bank
	Mississippi Region	Tennessee Region	Alabama Region	Renasant Insurance	Other	Consolidated
At or for the three month period ended June 30, 2005:
Net interest income	$13,565	$2,128	$5,691	$1	$(930)	$20,455
Provision for loan losses	500	195	152	—	—	847
Noninterest income	7,158	171	1,645	978	(1)	9,951
Noninterest expense	14,349	1,868	3,574	729	337	20,857
Income before income taxes	5,874	236	3,610	250	(1,268)	8,702
Income tax expense	1,899	72	978	35	(489)	2,495
Net income (loss)	3,975	164	2,632	215	(779)	6,207
Total assets	1,570,856	280,809	492,368	5,171	4,181	2,353,385
Goodwill	2,265	39,259	47,547	2,783	—	91,854

At or for the three month period ended June 30, 2004:
Net interest income	$12,603	$—	$—	$1	$(57)	$12,547
Provision for loan losses	488	—	—	—	—	488
Noninterest income	8,539	—	—	930	(350)	9,119
Noninterest expense	13,305	—	—	736	141	14,182
Income before income taxes	7,349	—	—	195	(548)	6,996
Income tax expense	1,997	—	—	26	(84)	1,939
Net income (loss)	5,352	—	—	169	(464)	5,057
Total assets	1,410,848	—	—	5,632	5,901	1,422,381
Goodwill	2,265	—	—	2,783	—	5,048

At or for the six month period ended June 30, 2005:
Net interest income	$26,816	$4,371	$10,358	$1	$(1,773)	$39,773
Provision for loan losses	703	299	442	—	—	1,444
Noninterest income	14,292	340	3,095	2,134	(7)	19,854
Noninterest expense	28,203	3,626	8,081	1,402	508	41,820
Income before income taxes	12,202	786	4,930	733	(2,288)	16,363
Income tax expense	3,671	237	1,483	188	(882)	4,697
Net income (loss)	8,531	549	3,447	545	(1,406)	11,666
Total assets	1,570,856	280,809	492,368	5,171	4,181	2,353,385
Goodwill	2,265	39,259	47,547	2,783	—	91,854

At or for the six month period ended June 30, 2004:
Net interest income	$25,081	$—	$—	$1	$(85)	$24,997
Provision for loan losses	993	—	—	—	—	993
Noninterest income	15,500	—	—	2,140	(350)	17,290
Noninterest expense	26,115	—	—	1,439	314	27,868
Income before income taxes	13,473	—	—	702	(749)	13,426
Income tax expense	3,714	—	—	180	(172)	3,722
Net income (loss)	9,759	—	—	522	(577)	9,704
Total assets	1,410,848	—	—	5,632	5,901	1,422,381
Goodwill	2,265	—	—	2,783	—	5,048

Note 7 Mergers and Acquisitions

On January 1, 2005, the Company completed its acquisition of Heritage, a bank holding company headquartered in Decatur, Alabama. Heritage was the parent of Heritage Bank and operated eight banking offices in Alabama. The acquisition allowed the Company to expand its geographical footprint into the key markets of Birmingham, Decatur and Huntsville, Alabama.

The Company issued 1,369,589 shares of its common stock and paid approximately $23,055 in cash for 100% of the voting equity interests in Heritage. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. The aggregate transaction value, including the value of Heritage’s options assumed by the Company, was $75,658. At January 1, 2005, Heritage had total assets of approximately $540,296, total loans of approximately $389,740, total deposits of approximately $380,998, and total stockholders’ equity of approximately $28,842. In connection with the acquisition, the Company recorded approximately $52,771 in intangible assets. The intangible assets are not deductible for income tax purposes.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 prohibits the carryover of an allowance for loan losses on certain loans acquired in a business combination accounted for as a purchase. Increases in expected cash flows to be collected from the contractual cash flows will be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows will be recognized as an impairment. This accounting guidance became effective for loans acquired in fiscal years subsequent to December 15, 2004. The Company applied the guidance under SOP 03-3 to the loans acquired in connection with the acquisition of Heritage. As a result, certain acquired loans had experienced credit deterioration since date of origination to the date of acquisition. These loans, which had an outstanding balance of $18,839 at the date of acquisition, are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represents their future cash flows. Management continually monitors these loans individually as part of its normal credit review and monitoring procedures for changes in the estimated future cash flows. At June 30, 2005, none of the allowance for loan losses was allocated to these loans.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Heritage based on their fair values on January 1, 2005. The Company is finalizing the value of the leasehold improvements and the amount of deferred taxes. As such, the adjustments included in the following table for fixed assets and deferred taxes are preliminary and may change.

Allocation of Purchase Price for Heritage Financial Holding Corporation

Purchase Price:
Shares issued to Heritage common shareholders	1,369,589
Purchase price per share	$33.10

Value of stock paid		$45,333
Cash paid		23,055
Fair value of Heritage options assumed		6,081
Transaction costs		1,189

Total Purchase Price		$75,658

Net Assets Acquired:
Heritage’s stockholders’ equity	$28,842
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Investments	(885)
Loans, net of unearned income	(485)
Fixed assets	(1,012)
Core deposits intangible	4,590
Non-compete agreements	634
Other assets	(536)
Deposits	35
FHLB advances	(1,363)
Trust preferred securities	(1,638)
Deferred income taxes	(71)

Increase (decrease) to net assets as a result of implementation of SOP 03-3
Loans	(5,742)
Allowance for loan losses	5,742

Total Net Assets Acquired		28,111

Goodwill resulting from merger		$47,547

Since the acquisition of Heritage was completed on January 1, 2005, the actual results of the combined companies through the six-month period ended June 30, 2005 are indicative of the pro forma results. As such, no pro forma information is included herein.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data)

This Form 10-Q may contain, or incorporate by reference, statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements usually include words such as “expects,” “projects,” “anticipates,” “believes,” “intends,” “estimates,” “strategy,” “plan,” “potential,” “possible” and other similar expressions. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans, and competition in our markets. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

Renasant Corporation (formerly known as The Peoples Holding Company and referred to herein as the “Company”, “we,” “our,” or “us”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company), a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.), a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly owned subsidiary of Renasant Bank. The Company has full service offices located throughout north Mississippi, southwest Tennessee and north Alabama.

On July 1, 2004, we completed our acquisition of Renasant Bancshares, Inc. (“Renasant Bancshares”), the parent company of Renasant Bank of Tennessee, and expanded our footprint into Tennessee. Renasant Bank of Tennessee became one of our subsidiaries as a result of our acquisition of Renasant Bancshares. In order to simplify our operations and reduce costs, on March 31, 2005, Renasant Bank of Tennessee merged into Renasant Bank, and Renasant Bank survived the merger. On January 1, 2005, we completed our acquisition of Heritage Financial Holding Corporation (“Heritage”), the parent company of Heritage Bank, and expanded our footprint into Alabama. On that date, Heritage merged into the Company, and Heritage Bank merged into Renasant Bank. The Company and Renasant Bank survived the merger. The financial condition and results of operations for both acquisitions are included in the Company’s financial statements since the date of relevant acquisition.

Financial Condition

Total assets for the Company increased to $2,353,385 on June 30, 2005 from $1,707,545 on December 31, 2004, representing an increase of 37.82%. The acquisition of Heritage contributed total assets of $540,296. The information contained in the ensuing paragraphs further discusses the increase in assets.

Cash and cash equivalents increased $41,015 from $56,025 at December 31, 2004 to $97,040 at June 30, 2005, and represented 4.12% of total assets at June 30, 2005, compared to 3.28% of total assets at December 31, 2004.

Our investment portfolio increased from $371,581 at December 31, 2004 to $415,193 at June 30, 2005. The acquisition of Heritage contributed investment securities with a balance of $94,866. The decline in the investment portfolio, excluding the contribution from the Heritage acquisition was a result of the Company utilizing the cash flow from its investment portfolio to partially fund loan growth generated during the first half of 2005.

Mortgage loans held for sale were $32,792 at June 30, 2005 compared to $2,714 at December 31, 2004. The increase in mortgage loans held for sale is directly attributable to the mortgage loan operations acquired in connection with our acquisition of Heritage on January 1, 2005. Originations of mortgage loans to be sold totaled $204,840 for the first six months of 2005 as compared to $45,331 for the full year of 2004. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sale the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

The loan balance, net of unearned income, at June 30, 2005 was $1,592,391 representing an increase of $450,911, or 39.50%, from $1,141,480 at December 31, 2004. The acquisition of Heritage contributed total loans of $389,740. Excluding Heritage’s loans, loans increased $61,171 from December 31, 2004.

Excluding the impact on the loan portfolio from the Heritage acquisition, the growth in loans during the first six months of 2005 is primarily attributable to loan production from our Tennessee region. Loans in the Tennessee region grew $46,949 during the first six months of 2005. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	June 30, 2005	December 31, 2004
Commercial, financial, agricultural	$228,371	$175,571
Lease financing	9,576	10,809
Real estate – construction	159,798	96,404
Real estate – 1-4 family mortgages	547,307	375,698
Real estate – commercial mortgages	556,694	395,048
Installment loans to individuals	90,645	87,950

Total loans, net of unearned income	$1,592,391	$1,141,480

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At June 30, 2005, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets increased $51,104 to $101,528 at June 30, 2005 from $50,424 at December 31, 2004. The increase reflects $47,547, $4,590, and $634 of goodwill, core deposits intangible, and noncompete agreements, respectively, recorded on January 1, 2005, in connection with the acquisition of Heritage. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives of ten and five years, respectively.

Other assets increased $25,327 from $65,726 at December 31, 2004, to $91,053 at June 30, 2005. This increase is primarily attributable to the Heritage acquisition. The increase also includes increases in Bank Owned Life Insurance, deferred tax assets and accrued interest receivable.

Total deposits increased $445,500 to $1,764,177 at June 30, 2005 from $1,318,677 on December 31, 2004. The acquisition of Heritage contributed total deposits of $380,998. Excluding Heritage’s deposits, deposits increased $64,502, or 4.89%, from December 31, 2004. Excluding the contribution to the deposit balances from the Heritage acquisition, the growth in deposits is primarily attributable to deposit generation in the Tennessee and Mississippi regions. Deposits in the Tennessee and Mississippi regions grew $33,233 and $24,042, repectively.

We continue to utilize advances from the Federal Home Loan Bank (“FHLB”) to fund our loan portfolio. In order to mitigate interest rate risk, long term fixed rate loans have been match-funded with FHLB borrowings. Advances from the FHLB increased $146,543 to $256,299 at June 30, 2005 compared to $109,756 at December 31, 2004. The acquisition of Heritage increased our FHLB advances by $91,135. At June 30, 2005, the weighted average maturity of the long-term portion of our FHLB advances was 2 years and 9 months while the weighted average rate was 3.69%.

During January 2005, we formed PHC Statutory Trust II for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $31,959 issue provided us funds for the cash portion of the Heritage acquisition. The 30-year junior subordinated debentures pay interest quarterly equal to the three month LIBOR plus 187 basis points. In connection with the Heritage acquisition, we assumed $10,310 in fixed-rate junior subordinated debentures issued by Heritage. These junior subordinated debentures have similar characteristics to our debentures and, as such, qualify as Tier 1 capital for regulatory purposes.

Shareholders’ equity increased $56,412, or 31.51%, to $235,454 at June 30, 2005 compared to $179,042 at December 31, 2004, primarily as a result of the Heritage acquisition which increased shareholders’ equity by $51,415. Other factors contributing to the change in capital include current year earnings and unrealized security portfolio gains offset by treasury stock purchases and dividends.

Results of Operations – Second Quarter of 2005 as Compared to the Second Quarter of 2004

Summary

Net income for the three month period ended June 30, 2005 was $6,207, an increase of $1,150 or 22.74%, from net income of $5,057 for the same period in 2004. Basic earnings per share were $.60 and diluted earnings per share were $.59 for the three month period ended June 30, 2005, as compared to basic and diluted earnings per share of $.61 for the comparable period a year ago. The acquisitions of Renasant Bancshares and Heritage combined had a $.02 per share dilutive impact on earnings for the second half of 2005.

Net income for the second quarter of 2005 was increased by $647, or $.06 per share, in after-tax interest income as the cash flows from certain loans acquired in connection with the Company’s acquisition of Heritage, accounted for under AICPA Statement of Position 03-3 (“SOP 03-3”), exceeded initial estimates. This was offset by $295, or $.03 per share, in after-tax merger expenses related to the Heritage acquisition and after-tax expenses related to the name change. Net income for the second quarter of 2004 was increased by an after-tax gain of $617, or $.08 per share, recognized in connection with the sale of the Company’s merchant card business.

The annualized return on average assets and the annualized return on average equity are presented in the table below:

	Three Months Ended June 30,
	2005	2004
Return on average assets	1.06%	1.40%
Return on average tangible assets	1.17	1.43

Return on average equity	10.64	14.02
Return on average tangible equity	19.85	14.77

The annualized returns on average tangible assets and average tangible equity exclude the effects of intangible assets and related amortization expenses.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. While the current interest rate environment has been unfavorable for net interest income, several factors have lessened the impact on the Company of the interest rate environment, including growth in variable-rate loans, risk-based loan pricing, and a shift from time deposits to less costly transaction deposits.

Net interest income for the three month periods ended June 30, 2005 and 2004, was $20,455 and $12,547, respectively. On a tax equivalent basis, net interest margin for the three month period ended June 30, 2005, increased 4 basis points to 4.14% from 4.10% for the comparable period in 2004. Net interest income for the second quarter of 2005 includes $1,048 in interest income as cash flows from certain Heritage loans accounted for under SOP 03-3 exceeded initial estimates. This additional interest income increased net interest margin for the quarter by 20 basis points. Factors negatively impacting our net interest margin for the quarter include the acquisitions of Renasant Bancshares and Heritage, both of which had lower net margins than ours prior to the acquisitions, the issuance of subordinate debentures to fund the acquisitions and the rising costs of deposits.

Interest income grew 81.67% to $31,900 for the second quarter of 2005 from $17,559 for the same period in 2004. The growth in interest income was driven by volume, as the average balance of interest earning assets at June 30, 2005 increased $750,179 as compared to the same period in 2004. During this same period, the tax equivalent yield on earning assets increased 72 basis points to 6.36%. The increase in the average balance of earning assets was primarily due to the acquisitions of Renasant Bancshares and Heritage. These acquisitions contributed interest income of $3,408 and $8,207, respectively, for the second quarter of 2005. As discussed in the preceding paragraph, interest income includes $1,048 which we realized as a result of improved cash flows on certain Heritage loans accounted for under SOP 03-3. The majority of the interest income attributable to these Heritage loans resulted from a negotiated settlement with a guarantor on a single loan.

Interest expense increased $6,433 to $11,445 for the three months ended June 30, 2005 as compared to $5,012 for the same period in 2004. Interest expense increased as a result of several factors. The acquisitions of Renasant Bancshares and Heritage increased the average balance of interest bearing deposits by $185,404 and $341,398, respectively. In connection with both acquisitions, the Company issued junior subordinated debentures, and in connection with the Heritage acquisition, assumed Heritage’s outstanding junior subordinated debentures. The rising cost of deposits also increased interest expense. The cost of interest bearing deposits increased 53 basis points to 2.15% for the second quarter of 2005 compared to 1.62% for the same period in 2004. Overall, the cost of interest-bearing liabilities increased to 2.48% for the second quarter of 2005 from 1.80% for the same period in 2004.

See Note 2, “Significant Accounting Policies,” to the Condensed Consolidated Financial Statements for discussion and analysis of the Company’s mortgage loans held for sale portfolio and recognition of related income.

Noninterest Income

Noninterest income was $9,951 for the three month period ended June 30, 2005 compared to $9,119 for the same period in 2004, an increase of 9.12%. For the three month period ended June 30, 2005, Renasant Bancshares and Heritage contributed $199 and $1,548, respectively, to noninterest income. Excluding the noninterest income contributed by Renasant Bancshares and Heritage, noninterest income in the second quarter of 2005 decreased from the corresponding period in 2004 on account of the $1,000 recognized in the second quarter of 2004 from the Company’s sale of its merchant card business, described in more detail below.

Service charges on deposits were $4,167 for the second quarter of 2005, an increase of $435, or 11.66%, over $3,732 for the same period in 2004. Service charges represent the largest component of noninterest income. Overdraft fees were $3,509 for the three month period ended June 30, 2005, an increase of $283, or 8.77%, compared to the same period in 2004. This increase is also attributed to non-public transaction deposit growth. The fee charged to customers for insufficient funds remained the same throughout 2004 and 2005.

Fees and commissions were $2,965 and $1,958 for the three month periods ended June 30, 2005 and 2004, respectively. For the three month period ended June 30, 2005, mortgage loan fees (application and origination fees) were $1,164 compared to $344, for the same period of 2004. This increase primarily resulted from the mortgage loan business acquired in connection with the Heritage transaction.

The Financial Services division of the Company focuses on providing specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all of which have an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families. Revenues generated from the sale of these products totaled $211 for the second quarter of 2005 compared to $150 for the same period in 2004. Revenues from these products are reported in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department within the Financial Services division operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the second quarter of 2005 was $611 as compared to $606 for the same period of 2004. The market value of assets under management as of June 30, 2005 was $431,906 an increase of approximately 15.94% from the prior year.

Gains from sales of mortgage loans increased to $673 for the three months ended June 30, 2005 compared to $151 for the same period in 2004. The increase in gains from sales of mortgage loans is due to the increase in mortgage loan volumes attributable to Heritage’s mortgage loan business.

Revenues from merchant discounts decreased $268 from $270 for the three months ended June 30, 2004 as compared to the same period in 2005. In the second quarter of 2004, we recognized a $1,000 gain when we sold our interest in and rights to future revenue on credit card merchant agreements involving point of sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). As such, we will no longer continue to receive merchant discount revenue. We will receive referral fees from Nova, although such fees will likely be significantly less than our merchant discount revenue.

Noninterest Expense

Noninterest expense was $20,857 for the three month period ended June 30, 2005, compared to $14,182 for the same period in 2004, an increase of $6,675. The operations of Renasant Bancshares and Heritage increased noninterest expenses by $5,739, including $404 of Heritage merger related expenses incurred in connection with the Heritage acquisition.

Salaries and employee benefits for the three month period ended June 30, 2005, were $11,520, or $3,568 greater than the same period last year. The acquisition of Renasant Bancshares and Heritage increased salaries and employee benefits by $3,040 for the three month period ended June 30, 2005. The balance of the increase in salaries and employee benefits is due to normal salary increases which were effective March 2005.

Data processing costs for the three month period ended June 30, 2005 were $962, a decrease of $179 compared to the same period last year. The decrease resulted from continued efficiencies in our back office processing and lower costs as a result of renegotiating our contract with our primary vendor. Net occupancy expense and equipment expense for the three month period ended June 30, 2005 increased $315 and $180, respectively, to $1,181 and $1,041, respectively, over the comparable period for the prior year, primarily due to additional depreciation and expenses related to assets obtained in connection with our acquisitions of Renasant Bancshares and Heritage and our de novo branches.

Amortization of intangible assets increased to $571 for the three months ended June 30, 2005 compared to $100 for the same period in 2004. The increase is due to the amortization of the finite-lived intangible assets recorded as a result of the Renasant Bancshares and Heritage acquisitions. These intangible assets are being amortized over their estimated useful lives, which range between five and ten years.

In April 2005, our shareholders ratified the change of our name from The Peoples Holding Company to Renasant Corporation. As a result of the name change of the Company, we incurred approximately $73 in costs resulting from the disposal of obsolete supplies.

Noninterest expense as a percentage of average assets was 3.57% for the three month period ended June 30, 2005, and 3.94% for the comparable period in 2004. We anticipate a continued positive impact on future noninterest expense through our investments in personnel, technology, and programs such as High Performance Checking. The net overhead ratio was 1.86% and 1.68% for the second quarter of 2005 and 2004, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 66.80% for the three month period ended June 30, 2005, compared to 62.96% for the same period of 2004. The net overhead and efficiency ratios were negatively impacted by the merger costs and costs associated with the name change. We anticipate improvements in these ratios as we improve our operating efficiencies and take advantage of the income opportunities provided in our new markets of Tennessee and Alabama.

Income tax expense was $2,495 for the three month period ended June 30, 2005 (with an effective tax rate of 28.67%), compared to $1,939 (with an effective tax rate of 27.72%) for the same period in 2004. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

Results of Operations – Six Months Ended June 30, 2005 as Compared to the Six Months Ended June 30, 2004

Summary

Net income for the six month period ended June 30, 2005 was $11,666, an increase of $1,962, or 20.22%, from net income of $9,704 for the same period in 2004. Basic earnings per share were $1.12 and diluted earnings per share were $1.11 for the six month period ended June 30, 2005 as compared to basic and diluted earnings per share of $1.18 for the comparable period a year ago.

Net income in the six months ended June 30, 2005 increased $647, or $.06 per diluted share, due to the aforementioned recognition of interest income under SOP 03-3 and decreased $699, or $.06 per diluted share, due to after-tax merger expenses and name change expenses. Net income in the six months ended June 30, 2004 increased $617, or $.08 per diluted share, as a result of the aforementioned gain from the sale of the Company’s merchant card business.

The annualized return on average assets and the annualized return on average equity are presented in the table below:

	Six Months Ended June 30,
	2005	2004
Return on average assets	1.01%	1.35%
Return on average tangible assets	1.11	1.38

Return on average equity	10.07	13.63
Return on average tangible equity	18.87	14.41

The annualized returns on average tangible assets and average tangible equity exclude the effects of intangible assets and related amortization expenses.

Net Interest Income

Net interest income for the six month periods ended June 30, 2005 and 2004 was $39,773 and $24,997, respectively. On a tax equivalent basis, net interest margin for the six month period ended June 30, 2005 declined to 4.04% from 4.09% for the comparable period in 2004. The decline in our margin is primarily due to the acquisitions of Renasant Bancshares and Heritage, both of which had lower net margins than the Company.

Interest income grew 74.13% to $61,195 for the six month period ended June 30, 2005 from $35,143 for the same period in 2004. The growth in interest income was driven by volume, as the average balance in interest earning assets for June 30, 2005 increased $744,792 as compared to the same period in 2004, while the tax equivalent yield on earning assets increased 49 basis points to 6.14%. The increase in the average balance of earning assets was primarily due to the acquisitions of Renasant Bancshares and Heritage. These acquisitions contributed interest income of $6,573 and $14,979, respectively, for the first six months of 2005.

Interest expense increased $11,276 to $21,422 for the six months ended June 30, 2005 as compared to $10,146 for the same period in 2004. Interest expense increased as a result of several factors. The acquisitions of Renasant Bancshares and Heritage increased the average balance of interest bearing deposits by $174,792 and $341,832, respectively. The rising cost of deposits also increased interest expense. The cost of interest bearing deposits increased 37 basis points to 2.02% for the six months ended June 30, 2005 compared to 1.65% for the same period in 2004. Overall, the cost of interest-bearing liabilities increased to 2.34% for the first half of 2005 from 1.82% for the same period in 2004.

Noninterest Income

Noninterest income was $19,854 for the six month period ended June 30, 2005 compared to $17,290 for the same period in 2004, an increase of 14.83%. For the six month period ended June 30, 2005, Renasant Bancshares and Heritage contributed $368 and $2,998, respectively, to noninterest income. As discussed earlier, excluding Heritage, our noninterest income for the six months ended June 30, 2005 decreased compared to the same period in 2004 on account of the sale of our merchant card business in the second quarter of 2004.

Service charges on deposits were $8,041 for the first six months of 2005, an increase of $609, or 8.19%, over $7,432 for the six month period ended June 30, 2004. Overdraft fees were $6,717 for the six month period ended June 30, 2005, an increase of $513, or 8.27%, compared to the same period in 2004. This increase is attributed to non-public transaction deposit growth. The fee charged for insufficient funds remained the same throughout 2004 and 2005.

Fees and commissions were $5,470 and $3,629 for the six month periods ended June 30, 2005 and 2004, respectively. For the six month period ended June 30, 2005, mortgage loan fees (application and origination fees) were $2,045 compared to $641, for the same period of 2004. This increase primarily resulted from the acquisition of the mortgage loan business obtained in connection with our acquisition of Heritage.

Revenues generated from the sale of specialized products by the Financial Services division, such as fixed and variable annuities, mutual funds, and stocks offered through a third party provider, totaled $460 for the first six months of 2005 compared to $348 for the same period in 2004. Trust revenue for the first six months of 2005 was $1,236 as compared to $1,070 for the same period of 2004.

Gains from sales of mortgage loans increased to $1,366 for the six months ended June 30, 2005 compared to $279 for the same period in 2004. The increase in gains from sales of mortgage loans is due to the increase in mortgage loan volumes attributable to Heritage’s mortgage loan business.

Other noninterest income includes contingency income related to our insurance subsidiary, which was $370 for the six month period ended June 30, 2005, as compared to $362 for the same period of 2004. Contingency income is based on both the premium volume with each individual insurance company and the amount of claims paid from each of those companies. Income fluctuates if the claims experience changes from year to year. Also included in other noninterest income is $264, representing our share of proceeds from the sale of the Pulse network to Discover during the first quarter of 2005.

Noninterest Expense

Noninterest expense was $41,820 for the six month period ended June 30, 2005, compared to $27,868 for the same period in 2004, an increase of $13,952. The operations of Renasant Bancshares and Heritage increased noninterest expenses by $12,004, including $803 of Heritage merger related expenses related to our acquisition of Heritage.

Salaries and employee benefits for the six month period ended June 30, 2005, were $22,979, or $7,434 greater than the same period last year. The acquisition of Renasant Bancshares and Heritage increased salaries and employee benefits by $6,187 for the six month period ended June 30, 2005. The balance of the increase in salaries and employee benefits is due to duplicate staff at our headquarters and in our Alabama operations needed to facilitate the consolidation of back office functions related to the Heritage merger, strategic hiring of commercial lending and wealth management personnel in our new markets, normal salary increases which went into effect March 2005 and increases in health care and pension costs. The duplicate positions to facilitate the back office consolidation were eliminated early in the second quarter of 2005.

Data processing costs for the six month period ended June 30, 2005 were $2,006, a decrease of $298 compared to the same period last year. The decrease resulted from continued efficiencies in our back office processing. Net occupancy expense and equipment expense for the six month period ended June 30, 2005, increased $1,075 and $459, respectively, to $2,796 and $2,031, respectively, over the comparable period for the prior year, primarily due to additional depreciation and expenses related to Renasant Bancshares and Heritage and our de novo branches.

Amortization of intangible assets increased to $1,157 for the six months ended June 30, 2005 compared to $223 for the same period in 2004. The increase is due to the amortization of the finite-lived intangible assets recorded as a result of the Renasant Bancshares and Heritage acquisitions. These intangible assets are being amortized over their estimated useful lives, which range between 5-10 years.

During 2005, we changed the name of our subsidiary bank, The Peoples Bank & Trust Company, to Renasant Bank, and our insurance agency, The Peoples Insurance Agency, to Renasant Insurance, Inc. In addition, we changed our name to Renasant Corporation. As a result of the name change, we incurred approximately $334 in marketing, legal and printing costs during the first six months of 2005.

Noninterest expense as a percentage of average assets was 3.60% for the six month period ended June 30, 2005, and 3.87% for the comparable period in 2004. The net overhead ratio was 1.90% and 1.61% for the first six months of 2005 and 2004, respectively. Our efficiency ratio increased to 68.58% for the six month period ended June 30, 2005, compared to 63.33% for the same period of 2004. The net overhead and efficiency ratios were negatively impacted by the merger costs and costs associated with the name change.

Income tax expense was $4,697 for the six month period ended June 30, 2005, (with an effective tax rate of 28.71%) compared to $3,722 (with an effective tax rate of 27.72%) for the same period in 2004.

Allowance and Provision for Loan Losses

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

Credit quality continued to improve during the first half of 2005. Accruing loans past due 90 days or more as a percentage of total loans were .14% and .20% at June 30, 2005 and 2004, respectively, while nonaccrual loans as a percentage of total loans were .26% and .61% for the same periods, respectively. Nonaccrual loans at June 30, 2005, were $4,157, down $1,409 as compared to the balance at June 30, 2004. As disclosed in previous filings, one large credit relationship had previously represented over one-half of our nonaccrual loans. In the first quarter of 2005, we foreclosed on the collateral securing this relationship. As a result, the nonaccrual balance was reduced $4,129 as we brought to final resolution this one problem credit relationship. The $5,213 increase in other real estate owned and repossessions was primarily a result of the foreclosure. The acquisition of Heritage increased the June 30, 2005 nonaccrual loan and other real estate owned balances by $902 and $1,557, respectively.

The provision for loan losses was $847 and $488 for the three months ended June 30, 2005 and 2004, respectively. For the second quarter of 2005, net charge-offs were $781, or .19% annualized as a percentage of average loans. Net charge-offs for the same period in 2004 were $610, or .28% annualized as a percentage of average loans. The provision for loan losses for the six month period ended June 30, 2005 and 2004 was $1,444 and $993, respectfully. Net charge-offs for the first half of 2005 were $1,967, or .25% annualized as a percentage of loans. Net charge-offs for the same period in 2004 were $1,073, or .24% annualized as a percentage of loans. The foreclosure on the collateral securing the one credit relationship, as discussed in more detail in the preceding paragraph, resulted in charge-offs of $301 and $906 for the three and six months ended June 30, 2005, respectively. Excluding the charge-offs related to this one credit, net charge-offs as a percentage of average loans were .12% and .13% for the three and six months ended June 30, 2005, respectively. All amounts charged-off related to this one credit relationship had been fully reserved in the allowance for loan losses.

In determining the amount of provision to charge to operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

There have been no material changes in assumptions or estimation techniques as compared to prior periods that have impacted the determination of the current period allowance for loan losses. The allowance for loan losses as a percentage of loans was 1.14% at the June 30, 2005 as compared to 1.26% at December 31, 2004. The reduction of the allowance for loan losses as a percentage of loans was caused by our improved credit quality and growth in the loan portfolio. SOP 03-3 prohibits the carryover of an allowance for loan loss for loans acquired in which the acquirer concludes that the acquirer will not collect the contractual payments. As such, certain acquired loans had experienced credit deterioration since date of origination to the date of acquisition. These loans, which had an outstanding balance of $18,839 at the date of acquisition, are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represents their future cash flows. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. At June 30, 2005, the carrying balance of these loans was $10,604, down $2,493 from the carrying balance at March 31, 2005.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2005		2004
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$18,012	$14,403	$16,309	$13,152	$13,274	$13,232
Addition from acquisitions	—	4,198	—	2,845	—	—
Loans charged-off	922	1,413	1,982	470	681	484
Recoveries of loans previously charged-off	(141)	(227)	(158)	(146)	(71)	(21)

Net charge-offs	781	1,186	1,824	324	610	463
Provision for loan losses	847	597	(82)	636	488	505

Balance at end of period	18,080	$18,012	$14,403	$16,309	$13,152	$13,274

Nonaccruing loans	4,157	$3,807	$6,443	$5,626	$5,566	$5,413
Accruing loans 90 days past due or more	2,292	3,002	2,228	2,054	1,848	3,891

Total nonperforming loans	6,449	6,809	8,671	7,680	7,414	9,304
Other real estate owned and repossessions	7,114	7,232	2,324	2,516	1,901	1,661

Total nonperforming assets	$13,563	$14,041	$10,995	$10,196	$9,315	$10,965

Allowance for loan losses to total loans	1.14%	1.14%	1.26%	1.45%	1.45%	1.50%
Reserve coverage ratio	280.35	264.53	166.30	212.36	177.39	142.67
Net charge-offs to average loans	0.05	0.08	0.17	0.03	0.07	0.05
Annualized net charge-offs to average loans	0.19	0.31	0.64	0.12	0.28	0.21
Nonperforming loans to total loans	0.40	0.43	0.76	0.68	0.82	1.05
Nonperforming assets to total assets	0.58	0.60	0.64	0.60	0.65	0.75

The table below presents net charge-offs by loan type for the three and six month periods ending June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commercial, financial, agricultural	$105	$310	$270	$688
Lease financing	—	—	—	—
Real estate – construction	17	—	115	—
Real estate – 1-4 family mortgages	537	207	1,154	261
Real estate – commercial mortgages	20	31	104	31
Installment loans to individuals	102	62	324	93

Total loans, net of unearned income	$781	$610	$1,967	$1,073

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of June 30, 2005, and December 31, 2004:

	June 30, 2005	December 31, 2004
Specific reserves	$2,484	$2,786
Allocated reserves based on loan grades	15,596	11,617
Unallocated reserves	—	—

Total reserves	$18,080	$14,403

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit specials we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets.

For the six months ended June 30, 2005, our total cost of funds, including noninterest bearing demand deposit accounts, was 2.08%, up from 1.59% for the same period in 2004. Noninterest bearing demand deposit accounts made up approximately 11.15% of our average total deposits and borrowed funds at June 30, 2005 as compared to 12.70% at June 30, 2004. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 31.81% of our funds and had an average cost of 1.02%, compared to 38.13% of the total with an average cost of .88% for the same period in 2004. Another significant source of funds was time deposits, making up 40.29% of the average total deposits and borrowed funds with an average cost of 2.81% for the six months ended June 30, 2005, compared to 39.94% of the total with an average cost of 2.38% for the same period in 2004. FHLB advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 12.11% of our average total deposits and borrowed funds with an average cost of 3.21%, compared to 6.86% of the total with an average cost of 3.24% for the same period in 2004.

Our security portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow equal to approximately 9.50% of the carrying value of the total securities portfolio. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Federal funds purchased at June 30, 2005 totaled $5,366, a decrease of $46,134 from December 31, 2004. We reduced the amount of federal funds purchased by utilizing lower cost short-term FHLB advances. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs. The total amount of remaining credit available to us from the FHLB was $429,138. As of June 30, 2005, our outstanding balance with the FHLB was $256,299, of which $58,000 was short-term in nature. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At June 30, 2005, there were no amounts outstanding under these lines of credits.

Cash and cash equivalents were $97,040 at June 30, 2005, compared to $56,025 at December 31, 2004. Cash used in investing activities for the six months ended June 30, 2005, was $51,721, compared to $3,375 for the same period of 2004. The primary contribution to this increase was due to a net increase in loans of $78,351 funded primarily by the proceeds from the sale and maturity of our investment portfolio of $60,177.

Cash provided by financing activities for the six months ended June 30, 2005, was $67,803, compared to $3,737 for the same period of 2004. In January 2005, the Company issued $31,959 in junior subordinated debentures for the primary purpose of funding for the cash portion of the Heritage acquisition. Deposit growth and the issuance of the subordinated debentures primarily generated the cash provided by the financing activities.

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

The Company completed the acquisition of Heritage on January 1, 2005. The aggregate transaction value, including deal charges and the dilutive impact of Heritage’s options assumed by the Company, was approximately $75,658. In accordance with the merger agreement, the Company delivered to Heritage shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Heritage common stock owned by a shareholder. The cash portion of the merger consideration was $23,055, and was funded with proceeds from the issuance of $31,959 in junior subordinated debentures to PHC Statutory Trust II. The Company issued 1,369,589 shares of its common stock in the transaction, totaling approximately $45,333. These shares were registered under the Securities Act of 1933, as amended.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of June 30, 2005, we met all capital adequacy requirements to which we are subject. As of

June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of June 30, 2005:

	Consolidated	Bank
Tier I Leverage (to average assets)	8.67%	8.28%
Tier I Capital (to risk-weighted assets)	11.38%	10.86%
Total Capital (to risk-weighted assets)	12.43%	11.92%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank. The Company’s liquidity and capital resources are substantially dependent on the ability of our Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to the information under Part, II, Item 2, “Unregistered Sales of Securities and Use of Proceeds,” for a discussion of the restrictions on Renasant Bank’s ability to transfer funds to the Company in the form of dividends, loans and advances.

Book value per share was $22.64 and $19.79 at June 30, 2005 and December 31, 2004, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at June 30, 2005 were approximately $349,519 and $20,985 respectively, compared to $219,087 and $15,468, respectively, at December 31, 2004.

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

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own securities for the three month period ended June 30, 2005:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 31, 2005	64,700	$31.19	64,700	147,980
May 1 to May 31, 2005	36,410	30.45	36,410	111,570
June 1 to June 30, 2005	13,700	30.90	13,700	97,870

Total	114,810	$30.92	114,810

(1)	All shares were purchased through the Company’s publicly announced share buy-back plan.
(2)	On September 17, 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through June 30, 2005, allows the Company to purchase up to 1,175,657 shares of the Company’s outstanding common stock, subject to a monthly purchase limit of $2,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of June 30, 2005, 1,077,787 shares of the Company’s common stock had been purchased and 97,870 shares remained authorized under the plan. All share purchases during 2005 were made pursuant to open market transactions.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from its subsidiary bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At June 30, 2005, the unrestricted surplus for Renasant Bank was approximately $271,075. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2005, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $20,308. There were no loans outstanding from Renasant Bank to the Company at June 30, 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of Renasant Corporation was held on April 19, 2005. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitations.

Proposals 1, 2, and 3 related to the election of directors. All of the Company’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Votes “For”	Votes Withheld
Class 3 Directors (term expiring in 2008)
William M. Beasley	6,506,844	7,178
Marshall H. Dickerson	7,319,865	7,178
Eugene B. Gifford, Jr.	6,522,035	7,050
Richard L. Heyer, Jr.	7,329,677	6,852
J. Niles McNeel	6,510,279	9,387
H. Joe Trulove	7,328,551	8,575
Class 2 Directors (term expiring in 2007)
Francis J. Cianciola	7,285,901	3,584
Neal A. Holland, Jr.	7,302,835	6,060
Class 1 Directors (term expiring in 2006)
Harold B. Jeffreys	7,312,774	268
Jack C. Johnson	7,311,985	6,494

The term of office of each of the following directors continued at the 2005 Annual Meeting:

Class 1 Directors (term expiring in 2006):

George H. Booth, Frank B. Brooks, John T. Foy and C. Larry Michael

Class 2 Directors (term expiring in 2007):

John M. Creekmore, E. Robinson McGraw, Theodore S. Moll, John W. Smith and J. Larry Young.

Other proposals were acted upon at the 2005 Annual Meeting. Each of these proposals was approved by the shareholders. The following table sets forth a brief description of each proposal and the results of the voting on these proposals acted upon at the 2005 Annual Meeting:

Proposal	Votes “For”	Votes “Against”	Abstentions	Broker Non-Votes
4. Increase number of shares available for grant, award or issuance under the Company’s Long-Term Incentive Plan	5,815,664	475,192	1,263,609	1,149,183
5. Amend the Company’s Articles of Incorporation to change the Company’s name to “Renasant Corporation”	7,123,462	389,013	41,990	0
6. Amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock	6,093,273	1,322,470	138,722	0
7. Amend the Company’s Articles of Incorporation to authorize a class of preferred stock	5,021,974	1,276,958	1,255,533	1,149,183
8. Amend the Company’s Articles of Incorporation to eliminate cumulative voting rights in the election of directors	5,390,164	841,090	1,323,211	1,149,183

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Renasant Corporation, as amended(1)

3.2	Restated Bylaws of Renasant Corporation, as amended

4.1	Articles of Incorporation of Renasant Corporation, as amended(1)

4.2	Restated Bylaws of Renasant Corporation, as amended(2)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2005	RENASANT CORPORATION

/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President &
Chief Executive Officer

/s/ Stuart R. Johnson
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.2	Restated Bylaws of Renasant Corporation, as amended

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.