Form 10-Q
period 2005-09-30
RENASANT CORP
filed 2005-11-08
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5.00 Par Value, 10,331,431 shares outstanding as of October 31, 2005.

RENASANT CORPORATION

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$84,568	$52,096
Interest-bearing balances with banks	21,330	3,929

Cash and cash equivalents	105,898	56,025

Securities available for sale	400,786	371,581

Mortgage loans held for sale	42,865	2,714

Loans, net of unearned income	1,608,697	1,141,480
Allowance for loan losses	(18,448)	(14,403)

Net loans	1,590,249	1,127,077

Premises and equipment, net	43,574	33,998
Intangible assets	100,766	50,424
Other assets	95,655	65,726

Total assets	$2,379,793	$1,707,545

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$244,086	$200,922
Interest-bearing	1,574,232	1,117,755

Total deposits	1,818,318	1,318,677

Federal funds purchased	24,216	51,500
Federal Home Loan Bank advances	202,797	109,756
Junior subordinated debentures	64,405	20,619
Other borrowed funds	7,658	9,672
Other liabilities	25,188	18,279

Total liabilities	2,142,582	1,528,503

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 and 0 shares authorized at September 30, 2005 and December 31, 2004, respectively; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 and 15,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 11,489,549 shares issued; 10,380,372 and 9,046,997 shares outstanding at September 30, 2005, and December 31, 2004, respectively	57,448	50,600
Treasury stock, at cost	(24,127)	(21,621)
Additional paid-in capital	111,630	67,545
Retained earnings	92,949	81,720
Accumulated other comprehensive income (loss)	(689)	798

Total shareholders’ equity	237,211	179,042

Total liabilities and shareholders’ equity	$2,379,793	$1,707,545

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans	$27,963	$16,667	$79,800	$43,323
Securities:
Taxable	3,184	2,974	9,985	9,105
Tax-exempt	1,148	1,098	3,445	3,344
Other	122	66	382	176

Total interest income	32,417	20,805	93,612	55,948

Interest expense
Deposits	9,476	4,613	24,522	12,827
Borrowings	3,202	1,189	9,578	3,121

Total interest expense	12,678	5,802	34,100	15,948

Net interest income	19,739	15,003	59,512	40,000
Provision for loan losses	833	636	2,278	1,629

Net interest income after provision for loan losses	18,906	14,367	57,234	38,371

Noninterest income
Service charges on deposit accounts	4,358	4,067	12,399	11,499
Fees and commissions	2,853	1,975	8,323	5,604
Insurance commissions	955	993	2,692	2,703
Trust revenue	613	658	1,849	1,728
Securities gains	—	51	70	109
BOLI income	389	302	1,195	870
Merchant discounts	2	7	6	633
Gains on sales of mortgage loans	766	138	2,132	417
Gain on sale of merchant business	—	—	—	1,000
Other	308	187	1,432	1,105

Total noninterest income	10,244	8,378	30,098	25,668

Noninterest expense
Salaries and employee benefits	11,696	9,067	34,675	24,612
Data processing	966	1,020	2,972	3,324
Net occupancy	1,457	1,006	4,253	2,727
Equipment	763	1,089	2,794	2,661
Professional fees	467	340	1,774	1,027
Advertising	889	532	2,587	1,448
Intangible amortization	557	403	1,714	626
Other	3,769	2,753	11,614	7,653

Total noninterest expense	20,564	16,210	62,383	44,078

Income before income taxes	8,586	6,535	24,949	19,961
Income taxes	2,261	1,844	6,958	5,566

Net income	$6,325	$4,691	$17,991	$14,395

Basic earnings per share	$0.61	$0.52	$1.73	$1.70

Diluted earnings per share	$0.60	$0.52	$1.71	$1.70

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30
	2005	2004
Operating activities
Net cash provided by operating activities	$37,300	$20,400

Investing activities
Purchases of securities available for sale	(21,532)	(87,585)
Proceeds from sales of securities available for sale	31,225	62,246
Proceeds from call/maturities of securities available for sale	51,788	79,715
Net increase in loans	(105,735)	(87,040)
Proceeds from sales of premises and equipment	697	162
Purchases of premises and equipment	(7,264)	(2,413)
Net cash paid in business combination	(19,328)	(23,674)

Net cash used in investing activities	(70,149)	(58,589)

Financing activities
Net increase in noninterest-bearing deposits	17,472	25,555
Net increase (decrease) in interest-bearing deposits	101,206	(7,810)
Net increase (decrease) in short-term borrowings	(81,978)	38,772
Proceeds from long-term debt	163,445	2,614
Repayment of long-term debt	(107,161)	(9,994)
Purchase of treasury stock	(5,982)	(1,423)
Cash paid for dividends	(6,763)	(5,168)
Cash received on exercise of options	2,483	769

Net cash provided by financing activities	82,722	43,315

Net increase in cash and cash equivalents	49,873	5,126
Cash and cash equivalents at beginning of period	56,025	53,479

Cash and cash equivalents at end of period	$105,898	$58,605

Supplemental disclosures
Transfers of loans to other real estate	$5,826	$971

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2005

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

New accounting pronouncements: In January 2005, the Company adopted and applied the provisions of the American Institute of Certified Public Accounts’ Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) on certain loans acquired in connection with the acquisition of Heritage. There was evidence of deterioration of the credit quality of these loans since origination, and it was probable, at the acquisition date, that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at September 30, 2005 is as follows:

Commercial	$12,159
Consumer	119
Mortgage	794

Total outstanding balance	$13,072

Total carrying amount	$9,617

Accretable Yield
Balance at January 1, 2005	$—
Additions	20
Reclassifications from nonaccretable difference	1,147
Accretion	(1,150)

Balance at September 30, 2005	$17

The Company did not increase the allowance for loan losses through a charge to the income statement for these loans during the nine months ended September 30, 2005. During 2005, the Company recorded $1,147 in interest income when it transferred $1,147 of nonaccretable difference to accretable yield as the Company realized improved cash flow on certain loans. The majority of the transfer was the result of a negotiated settlement with a guarantor on a single loan.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“Statement 123R”). Statement 123R requires companies to recognize in their financial statements the cost resulting from all share-based payment transactions using a fair value-based measurement model. Companies are required to estimate the fair value of share-based payments to employees using a mathematical model that reflects the most accurate valuation given the information available and incorporates various factors, including exercise price of the option, expected volatility of the entity’s stock, expected term of the award, performance/service/market conditions, expected dividends, the risk-free rate, and grant date share price. Statement 123R replaces Statement 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123R became effective in annual reporting periods beginning after June 15, 2005, requiring all share-based payments granted or modified subsequent to the implementation date to be accounted for under Statement 123R. In 2002, the Company adopted the provisions of Statement 123 and began recognizing compensation expense in the income statement, based on the estimated fair value of all awards granted to employees. As such, the adoption of Statement 123R is not expected to have a material effect on the Company’s financial condition or results of operations.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through September 30, 2005, allows the Company to purchase up to 1,396,687 shares of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of September 30, 2005, 1,124,087 shares of our common stock had been purchased and 272,600 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the third quarter of 2005, the Company reissued 28,776 shares from treasury for the exercise of stock options assumed in the Renasant Bancshares and Heritage acquisitions.

	Treasury Share Transactions for 2005
	Total shares repurchased	Average repurchase price per share	Total shares reissued upon exercise of options	Average reissue price per share
January	11,700	$31.96	—	$—
February	7,200	31.42	3,627	24.38
March	12,138	31.57	23,600	24.38
April	64,700	31.19	37,000	20.17
May	36,410	30.45	59,762	22.28
June	13,700	30.90	3,170	23.00
July	18,900	31.83	14,376	23.00
August	10,700	30.63	14,400	23.00
September	16,700	31.00	—	—

The Company declared a cash dividend for the third quarter of 2005 of $0.22 per share as compared to $0.21 per share for the third quarter of 2004. Total cash dividends paid to shareholders by the Company were $6,763 and $5,168 for the nine month periods ended September 30, 2005 and 2004, respectively.

Note 3 Comprehensive Income

For the three month periods ended September 30, 2005 and 2004, total comprehensive income was $4,932 and $8,568, respectively. For the nine month periods ended September 30, 2005 and 2004, total comprehensive income was $16,504 and $12,484, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 4 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$18	$18
Interest cost	242	241	17	20
Expected return on plan assets	(327)	(311)	—	—
Prior service cost recognized	8	7	1	2
Recognized loss	92	98	13	13

Net periodic benefit cost	$15	$35	$49	$53

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$54	$50
Interest cost	726	721	51	52
Expected return on plan assets	(981)	(935)	—	—
Prior service cost recognized	24	23	3	4
Recognized loss	276	280	39	23

Net periodic benefit cost	$45	$89	$147	$129

Note 5 Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Basic:
Net income applicable to common stock	$6,325	$4,691	$17,991	$14,395

Average common shares outstanding	10,396,579	8,977,549	10,399,915	8,453,886

Net income per common share-basic	$0.61	$0.52	$1.73	$1.70

Diluted:
Net income	$6,325	$4,691	$17,991	$14,395

Average common shares outstanding	10,396,579	8,977,549	10,399,915	8,453,886
Stock awards	114,633	65,146	112,376	27,483

Average common shares outstanding-diluted	10,511,212	9,042,695	10,512,291	8,481,369

Net income per common share-diluted	$0.60	$0.52	$1.71	$1.70

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

	Community Bank
	Mississippi Region	Tennessee Region	Alabama Region	Renasant Insurance	Other	Consolidated
At or for the three month period ended September 30, 2005:
Net interest income	$13,027	$2,535	$5,145	$1	$(969)	$19,739
Provision for loan losses	496	190	147	—	—	833
Noninterest income	7,445	171	1,640	981	7	10,244
Noninterest expense	13,731	1,960	4,261	668	(56)	20,564
Income before income taxes	6,245	556	2,377	314	(906)	8,586
Income tax expense	1,916	161	689	47	(552)	2,261
Net income (loss)	4,329	395	1,688	267	(354)	6,325
Total assets	1,568,034	300,274	500,999	5,499	4,987	2,379,793
Goodwill	2,265	39,347	47,253	2,783	—	91,648

At or for the three month period ended September 30, 2004:
Net interest income	$12,932	$2,266	$—	$1	$(196)	$15,003
Provision for loan losses	594	42	—	—	—	636
Noninterest income	5,054	217	—	991	2,116	8,378
Noninterest expense	12,192	1,759	—	807	1,452	16,210
Income before income taxes	5,200	682	—	185	468	6,535
Income tax expense	1,664	259	—	70	(149)	1,844
Net income (loss)	3,536	423	—	115	617	4,691
Total assets	1,426,162	271,026	—	5,276	3,998	1,706,462
Goodwill	2,265	39,668	—	2,783	—	44,716

At or for the nine month period ended September 30, 2005:
Net interest income	$39,082	$7,097	$16,073	$2	$(2,742)	$59,512
Provision for loan losses	1,199	490	589	—	—	2,278
Noninterest income	21,717	511	4,755	3,115	—	30,098
Noninterest expense	40,817	5,919	13,125	2,070	452	62,383
Income before income taxes	18,783	1,199	7,114	1,047	(3,194)	24,949
Income tax expense	5,549	347	2,063	235	(1,236)	6,958
Net income (loss)	13,234	852	5,051	812	(1,958)	17,991
Total assets	1,568,034	300,274	500,999	5,499	4,987	2,379,793
Goodwill	2,265	39,347	47,253	2,783	—	91,648

At or for the nine month period ended September 30, 2004:
Net interest income	$38,012	$2,266	$—	$2	$(280)	$40,000
Provision for loan losses	1,587	42	—	—	—	1,629
Noninterest income	22,652	217	—	3,088	(289)	25,668
Noninterest expense	39,741	1,759	—	2,400	178	44,078
Income before income taxes	19,336	682	—	690	(747)	19,961
Income tax expense	5,738	259	—	249	(680)	5,566
Net income (loss)	13,598	423	—	441	(67)	14,395
Total assets	1,426,162	271,026	—	5,276	3,998	1,706,462
Goodwill	2,265	39,668	—	2,783	—	44,716

Note 7 Mergers and Acquisitions

On January 1, 2005, the Company completed its acquisition of Heritage, a bank holding company headquartered in Decatur, Alabama. Heritage was the parent of Heritage Bank and operated eight banking offices in Alabama. The acquisition allowed the Company to expand its geographical footprint into the key markets of Birmingham, Decatur and Huntsville, Alabama.

The Company issued 1,369,589 shares of its common stock and paid approximately $23,055 in cash for 100% of the voting equity interests in Heritage. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. The aggregate transaction value, including the value of Heritage’s options assumed by the Company, was $75,658. At January 1, 2005, Heritage had total assets of approximately $540,296, total loans of approximately $389,740, total deposits of approximately $380,998 and total stockholders’ equity of approximately $28,842. In connection with the acquisition, the Company recorded approximately $52,477 in intangible assets. The intangible assets are not deductible for income tax purposes.

SOP 03-3, which became effective for loans acquired in fiscal years subsequent to December 31, 2004, prohibits the carryover of an allowance for loan losses on certain loans acquired in a business combination accounted for as a purchase. Increases in expected cash flows to be collected from the contractual cash flows are to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are to be recognized as an impairment. Certain of the loans acquired in connection with the acquisition of Heritage had experienced credit deterioration since date of origination to the date of acquisition and are required to be accounted for under SOP 03-3. These loans, which had an outstanding balance of $18,839 at the date of acquisition, are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represents their future cash flows. Management continually monitors these loans individually as part of its normal credit review and monitoring procedures for changes in the estimated future cash flows. At September 30, 2005, none of the allowance for loan losses was allocated to these loans.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Heritage based on their fair values on January 1, 2005. The Company is finalizing the value of certain assets and liabilities. As such, the adjustments included in the following table are preliminary and may change.

Allocation of Purchase Price for Heritage Financial Holding Corporation

Purchase price:
Shares issued to Heritage common shareholders	1,369,589
Purchase price per share	$33.10

Value of stock paid		$45,333
Cash paid		23,055
Fair value of Heritage options assumed		6,081
Transaction costs		1,189

Total purchase price		$75,658

Net assets acquired:
Heritage’s stockholders’ equity	$28,842
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Investments	(885)
Loans, net of unearned income	(485)
Fixed assets	(1,049)
Core deposits intangible	4,590
Non-compete agreements	634
Other assets	(269)
Deposits	35
FHLB advances	(1,363)
Trust preferred securities	(1,638)
Other liabilities	(63)
Deferred income taxes	56

Increase (decrease) to net assets as a result of implementation of SOP 03-3
Loans	(5,742)
Allowance for loan losses	5,742

Total net assets acquired		28,405

Goodwill resulting from merger		$47,253

Since the acquisition of Heritage was completed on January 1, 2005, the actual results of the combined companies through the nine-month period ended September 30, 2005 are indicative of the pro forma results. As such, no pro forma information is included herein.

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

Overview

Renasant Corporation (formerly known as The Peoples Holding Company and referred to herein as the “Company”, “we,” “our,” or “us”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company), a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.), a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly owned subsidiary of Renasant Bank. The Company has full service offices located throughout north Mississippi, southwest Tennessee and north Alabama. It is important to note that our operations were not materially affected by Hurricane Katrina.

On July 1, 2004, we completed our acquisition of Renasant Bancshares, Inc. (“Renasant Bancshares”), the parent company of Renasant Bank of Tennessee, and expanded our footprint into Tennessee. Renasant Bank of Tennessee became one of our subsidiaries as a result of our acquisition of Renasant Bancshares. In order to simplify our operations and reduce costs, on March 31, 2005, Renasant Bank of Tennessee merged into Renasant Bank, with Renasant Bank surviving the merger. On January 1, 2005, we completed our acquisition of Heritage Financial Holding Corporation (“Heritage”), the parent company of Heritage Bank, and expanded our footprint into Alabama. On that date, Heritage merged into the Company, and Heritage Bank merged into Renasant Bank. The Company and Renasant Bank, respectively, survived the mergers. The financial condition and results of operations for both acquisitions are included in the Company’s financial statements since the date of relevant acquisition.

Financial Condition

Total assets for the Company increased to $2,379,793 on September 30, 2005 from $1,707,545 on December 31, 2004, representing an increase of 39.37%. The acquisition of Heritage contributed total assets of $540,296. The information contained in the ensuing paragraphs further discusses the increase in assets.

Cash and cash equivalents increased $49,873 from $56,025 at December 31, 2004 to $105,898 at September 30, 2005 and represented 4.45% of total assets at September 30, 2005 compared to 3.28% of total assets at December 31, 2004.

Our investment portfolio increased from $371,581 at December 31, 2004 to $400,786 at September 30, 2005. The acquisition of Heritage contributed investment securities with a balance of $94,866. The decline in the investment portfolio, excluding the contribution from the Heritage acquisition, was a result of the Company utilizing the cash flow from its investment portfolio to partially fund loan growth generated during the first nine months of 2005.

Mortgage loans held for sale were $42,865 at September 30, 2005 compared to $2,714 at December 31, 2004. The increase in mortgage loans held for sale since the beginning of the year is directly attributable to the mortgage loan operations acquired in connection with our acquisition of Heritage on January 1, 2005. Originations of mortgage loans to be sold totaled $327,305 for the first nine months of 2005 as compared to $45,331 for the full year of 2004.

The balance of our mortgage loans held for sale portfolio typically ranges from $30,000 to $35,000 at any given reporting period. Due to the widespread impact of Hurricane Katrina, certain potential purchasers of our mortgage loans have required us to reappraise the collateral securing certain mortgage loans before agreeing to purchase such loans. This process has delayed the consummation of certain sales of our mortgage loans, which in turn has result in a higher than normal balance in mortgage loans held for sale at September 30, 2005. Management believes this delay is temporary and will not prevent our sale of these mortgage loans in the secondary market. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

The loan balance, net of unearned income, at September 30, 2005 was $1,608,697, representing an increase of $467,217, or 40.93%, from $1,141,480 at December 31, 2004. The acquisition of Heritage contributed total loans of $389,740. Excluding Heritage’s loans, loans increased $77,477, or 6.78%, from December 31, 2004.

Excluding the impact on the loan portfolio from the Heritage acquisition, the growth in loans during the first nine months of 2005 is primarily attributable to loan production from our Tennessee region. Loans in the Tennessee region grew $66,683 during the first nine months of 2005. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	September 30, 2005	December 31, 2004
Commercial, financial, agricultural	$224,673	$175,571
Lease financing	8,143	10,809
Real estate – construction	162,694	96,404
Real estate – 1-4 family mortgages	558,616	375,698
Real estate – commercial mortgages	570,849	395,048
Installment loans to individuals	83,722	87,950

Total loans, net of unearned income	$1,608,697	$1,141,480

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At September 30, 2005, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets increased $50,342 to $100,766 at September 30, 2005 from $50,424 at December 31, 2004. The increase reflects $47,253, $4,590 and $634 of goodwill, core deposits intangible, and noncompete agreements, respectively, recorded on January 1, 2005 in connection with the acquisition of Heritage. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives of ten and five years, respectively.

Other assets increased $29,929 from $65,726 at December 31, 2004 to $95,655 at September 30, 2005. This increase is primarily attributable to the Heritage acquisition. The increase also includes increases in Bank Owned Life Insurance, deferred tax assets and accrued interest receivable.

Total deposits increased $499,641 to $1,818,318 at September 30, 2005 from $1,318,677 on December 31, 2004. The acquisition of Heritage contributed total deposits of $380,998. Excluding Heritage’s deposits, deposits increased $118,643, or 9.00%, from December 31, 2004. Excluding the contribution to the deposit balances from the Heritage acquisition, the growth in deposits is primarily attributable to deposit generation in the Tennessee and Mississippi regions. Deposits in the Mississippi and Tennessee regions grew $72,072 and $35,690, respectively, from the amounts at December 31, 2004. Deposits in Alabama grew $10,880 since December 31, 2004, which includes the intentional runoff of approximately $20 million in brokered deposits.

We continue to utilize advances from the Federal Home Loan Bank (“FHLB”) to fund our loan portfolio. In order to mitigate interest rate risk, long term fixed rate loans have been match-funded with FHLB borrowings. Advances from the FHLB increased $93,041 to $202,797 at September 30, 2005 compared to $109,756 at December 31, 2004. The acquisition of Heritage increased our FHLB advances by $91,135. At September 30, 2005, the weighted average maturity of the long-term portion of our FHLB advances was 2 years and 10 months while the weighted average interest rate was 3.76%.

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

Shareholders’ equity increased $58,169, or 32.49%, to $237,211 at September 30, 2005 compared to $179,042 at December 31, 2004. The Heritage acquisition increased shareholders’ equity by $51,415. Other factors contributing to the change in capital include current year earnings offset by treasury stock purchases and dividends.

Results of Operations – Third Quarter of 2005 as Compared to the Third Quarter of 2004

Summary

Net income for the three month period ended September 30, 2005 was $6,325, an increase of $1,634, or 34.83%, from net income of $4,691 for the same period in 2004. Basic earnings per share were $.61 and diluted earnings per share were $.60 for the three month period ended September 30, 2005, as compared to basic and diluted earnings per share of $.52 for the comparable period a year ago.

The annualized return on average assets and the annualized return on average equity are presented in the table below:

	Three Months Ended September 30,
	2005	2004
Return on average assets	1.07%	1.12%
Return on average tangible assets	1.17	1.21

Return on average equity	10.57	10.49
Return on average tangible equity	19.44	15.51

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

Net interest income for the three month periods ended September 30, 2005 and 2004 was $19,739 and $15,003, respectively. On a tax equivalent basis, net interest margin for the three month period ended September 30, 2005 decreased 22 basis points to 3.94% from 4.16% for the comparable period in 2004. Net interest income for the third quarter of 2005 includes $99 in interest income as cash flows from certain Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-03”) exceeded initial estimates. This additional interest income increased net interest margin for the quarter by 2 basis points. Factors negatively impacting our net interest margin for the quarter include the acquisition of Heritage, which had a lower net margin than ours prior to the acquisition, the issuance of subordinated debentures to fund that acquisition and the rising costs of deposits.

Interest income grew 55.81% to $32,417 for the third quarter of 2005 from $20,805 for the same period in 2004. The growth in interest income was driven by volume, as the average balance of interest earning assets at September 30, 2005 increased $567,572 as compared to the same period in 2004. The acquisition of Heritage contributed interest income of $8,545 for the third quarter of 2005. During this same period, the tax equivalent yield on earning assets increased 67 basis points to 6.36%.

Interest expense increased $6,876 to $12,678 for the three months ended September 30, 2005 as compared to $5,802 for the same period in 2004. Interest expense increased as a result of several factors. The acquisition of Heritage increased the average balance of interest bearing deposits by $353,967. In connection with the acquisition, the Company issued junior subordinated debentures and assumed Heritage’s outstanding junior subordinated debentures. Interest expense for the three month period ending September 30, 2005 includes $994 in interest expense on the subordinated debentures issued and assumed in connection with the Renasant Bancshares and Heritage acquisitions compared to $232 for the same period last year. The cost of interest bearing deposits increased 80 basis points to 2.39% for the third quarter of 2005 compared to 1.59% for the same period in 2004. Overall, the cost of interest-bearing liabilities increased to 2.70% for the third quarter of 2005 from 1.77% for the same period in 2004.

See Note 2, “Significant Accounting Policies,” to the Condensed Consolidated Financial Statements for discussion and analysis of the Company’s mortgage loans held for sale portfolio and recognition of related income.

Noninterest Income

Noninterest income was $10,244 for the three month period ended September 30, 2005 compared to $8,378 for the same period in 2004, an increase of 22.27%. For the three month period ended September 30, 2005, Heritage contributed $1,640 to noninterest income.

Service charges on deposits were $4,358 for the third quarter of 2005, an increase of $291, or 7.16%, over $4,067 for the same period in 2004. Service charges represent the largest component of noninterest income. Overdraft fees were $3,714 for the three month period ended September 30, 2005, an increase of $1,529, or 69.98%, compared to the same period in 2004. This increase is primarily attributed to non-public transaction deposit growth. The fee charged to customers for insufficient funds remained the same throughout 2004 and 2005.

Fees and commissions were $2,853 and $1,975 for the three month periods ended September 30, 2005 and 2004, respectively. For the three month period ended September 30, 2005, mortgage loan fees (application and origination fees) were $1,101 compared to $326 for the same period of 2004. This increase primarily resulted from the mortgage loan business acquired in connection with the Heritage transaction.

The Financial Services division of the Company focuses on providing specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all of which have an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families. Revenues generated from the sale of these products totaled $223 for the third quarter of 2005 compared to $195 for the same period in 2004. Revenues from these products are reported in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department within the Financial Services division operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the third quarter of 2005 was $613 as compared to $658 for the same period of 2004. The market value of assets under management as of September 30, 2005 was $440,814 an increase of approximately 27.76% from the prior year.

Gains from sales of mortgage loans increased to $766 for the three months ended September 30, 2005 compared to $138 for the same period in 2004. The increase in gains from sales of mortgage loans is due to the increase in mortgage loan volumes attributable to Heritage’s mortgage loan business.

Noninterest Expense

Noninterest expense was $20,564 for the three month period ended September 30, 2005 compared to $16,210 for the same period in 2004, an increase of $4,354. The operations of Heritage increased noninterest expenses by $4,261.

Salaries and employee benefits for the three month period ended September 30, 2005 were $11,696, which is $2,941 greater than the same period last year. The acquisition of Heritage increased salaries and employee benefits by $1,869 for the three month period ended September 30, 2005. The balance of the increase in salaries and employee benefits is due to normal salary increases which were effective March 2005.

Data processing costs for the three month period ended September 30, 2005 were $966, a decrease of $54 compared to the same period last year. The decrease resulted from continued efficiencies in our back office processing and lower costs as a result of renegotiating our contract with our primary vendor. Net occupancy expense and equipment expense for the three month period ended September 30, 2005 increased $125 to $2,220 over the comparable period for the prior year primarily due to additional depreciation and expenses related to assets obtained in connection with our acquisitions of Heritage and our de novo branches.

Amortization of intangible assets increased to $557 for the three months ended September 30, 2005 compared to $403 for the same period in 2004. The increase is due to the amortization of the finite-lived intangible assets recorded as a result of the Heritage acquisition. These intangible assets are being amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.47% for the three month period ended September 30, 2005 and 3.86% for the comparable period in 2004. We anticipate a continued positive impact on future noninterest expense through our investments in personnel, technology, and programs such as High Performance Checking. The net overhead ratio was 1.74% and 1.88% for the third quarter of 2005 and 2004, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio decreased to 66.73% for the three month period ended September 30, 2005 compared to 67.22% for the same period of 2004. The improvements in the net overhead and efficiency ratios were due to operating efficiencies and income opportunities provided in our new markets of Tennessee and Alabama.

Income tax expense was $2,261 for the three month period ended September 30, 2005 (with an effective tax rate of 26.33%), compared to $1,844 (with an effective tax rate of 28.21%) for the same period in 2004. We continue to seek investing opportunities in assets whose earnings are given favorable tax treatment.

Results of Operations – Nine Months Ended September 30, 2005 as Compared to the Nine Months Ended September 30, 2004

Summary

Net income for the nine month period ended September 30, 2005 was $17,991, an increase of $3,596, or 24.98%, from net income of $14,395 for the same period in 2004. Basic earnings per share were $1.73 and diluted earnings per share were $1.71 for the nine month period ended September 30, 2005 as compared to basic and diluted earnings per share of $1.70 for the comparable period a year ago.

Net income in the nine months ended September 30, 2005 was increased by $708, or $.07 per diluted share, in after-tax interest income as the cash flows from certain loans acquired in connection with the Company’s acquisition of Heritage accounted for under SOP 03-3 exceeded initial estimates. This was offset by $699, or $.06 per diluted share, in after-tax merger expenses related to the Heritage acquisition and expenses associated with the change of the Company’s name. Net income in the nine months ended September 30, 2004 was increased by an after-tax gain of $617, or $.08 per diluted share, recognized in connection with the sale of the Company’s merchant card business.

The annualized return on average assets and the annualized return on average equity are presented in the table below:

	Nine Months Ended September 30,
	2005	2004
Return on average assets	1.03%	1.26%
Return on average tangible assets	1.14	1.32

Return on average equity	10.25	12.55
Return on average tangible equity	19.12	14.94

The annualized returns on average tangible assets and average tangible equity exclude the effects of intangible assets and related amortization expenses.

Net Interest Income

Net interest income for the nine month periods ended September 30, 2005 and 2004 was $59,512 and $40,000, respectively. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2005 declined to 4.02% from 4.12% for the comparable period in 2004. The decline in our margin is primarily due to the acquisitions of Renasant Bancshares and Heritage, both of which had lower net margins than the Company.

Interest income grew 67.32% to $93,612 for the nine month period ended September 30, 2005 from $55,948 for the same period in 2004. The growth in interest income was driven by volume, as the average balance in interest earning assets for September 30, 2005 increased $684,913 as compared to the same period in 2004, while the tax equivalent yield on earning assets increased 57 basis points to 6.24%. The increase in the average balance of earning assets was primarily due to the acquisitions of Renasant Bancshares and Heritage. These acquisitions contributed interest income of $10,991 and $23,117, respectively, for the first nine months of 2005.

Interest expense increased $18,152 to $34,100 for the nine months ended September 30, 2005 as compared to $15,948 for the same period in 2004. Interest expense increased as a result of several factors. The acquisitions of Renasant Bancshares and Heritage increased the average balance of interest bearing deposits by $182,034 and $345,641, respectively. Interest expense for the nine month period ending September 30, 2005 also includes $2,772 in interest expense on the subordinated debentures issued and assumed in connection with the acquisitions compared to $689 for the same period last year. The cost of interest bearing deposits increased 52 basis points to 2.15% for the nine months ended September 30, 2005 compared to 1.63% for the same period in 2004. Overall, the cost of interest-bearing liabilities increased to 2.46% for the first nine months of 2005 from 1.80% for the same period in 2004.

Noninterest Income

Noninterest income was $30,098 for the nine month period ended September 30, 2005 compared to $25,668 for the same period in 2004, an increase of 17.26%. For the nine month period ended September 30, 2005, Renasant Bancshares and Heritage contributed $511 and $4,755, respectively, to noninterest income.

Service charges on deposits were $12,399 for the first nine months of 2005, an increase of $900, or 7.83%, over $11,499 for the nine month period ended September 30, 2004. Overdraft fees were $10,431 for the nine month period ended September 30, 2005, an increase of $1,016, or 10.79%, compared to the same period in 2004. This increase is attributed to non-public transaction deposit growth. The fee charged for insufficient funds remained the same throughout 2004 and 2005.

Fees and commissions were $8,323 and $5,604 for the nine month periods ended September 30, 2005 and 2004, respectively. For the nine month period ended September 30, 2005, mortgage loan fees (application and origination fees) were $3,147 compared to $967, for the same period of 2004. This increase primarily resulted from the acquisition of the mortgage loan business in connection with our acquisition of Heritage.

Revenues generated from the sale of specialized products by the Financial Services division, such as fixed and variable annuities, mutual funds, and stocks offered through a third party provider, totaled $683 for the first nine months of 2005 compared to $543 for the same period in 2004. Trust revenue for the first nine months of 2005 was $1,849 as compared to $1,728 for the same period of 2004.

Gains from sales of mortgage loans increased to $2,132 for the nine months ended September 30, 2005 compared to $417 for the same period in 2004. The increase in gains from sales of mortgage loans is due to the increase in mortgage loan volumes attributable to Heritage’s mortgage loan business.

Revenues from merchant discounts decreased $627 for the nine months ended September 30, 2005 from $633 for the same period in 2005. During 2004, we recognized a $1,000 gain when we sold our interest in and rights to future revenue on credit card merchant agreements involving point of sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). As such, we will no longer continue to receive merchant discount revenue. We will receive referral fees from Nova, although such fees will be significantly less than our merchant discount revenue.

Other noninterest income includes contingency income related to our insurance subsidiary, which was $370 for the nine month period ended September 30, 2005 as compared to $362 for the same period of 2004. Contingency income is based on both the premium volume with each individual insurance company and the amount of claims paid from each of those companies. Income fluctuates if the claims experience changes from year to year. Also included in other noninterest income is $264, representing our share of proceeds from the sale of the Pulse network to Discover during the first quarter of 2005.

Noninterest Expense

Noninterest expense was $62,383 for the nine month period ended September 30, 2005 compared to $44,078 for the same period in 2004, an increase of $18,305. The operations of Renasant Bancshares and Heritage increased noninterest expenses by $19,044, including $803 of merger related expenses related to our acquisition of Heritage.

Salaries and employee benefits for the nine month period ended September 30, 2005 were $34,675, which is $10,023 greater than the same period last year. The acquisitions of Renasant Bancshares and Heritage increased salaries and employee benefits by $9,634 for the nine month period ended September 30, 2005. The balance of the increase in salaries and employee benefits over the nine month period is due to duplicate staff at our headquarters and in our Alabama operations needed to facilitate the consolidation of back office functions related to the Heritage merger, strategic hiring of commercial lending and wealth management personnel in our new markets, normal salary increases which went into effect March 2005 and increases in health care and pension costs. The duplicate positions to facilitate the back office consolidation were eliminated early in the second quarter of 2005.

Data processing costs for the nine month period ended September 30, 2005 were $2,972, a decrease of $352 compared to the same period last year. The decrease resulted from continued efficiencies in our back office processing. Net occupancy expense and equipment expense for the nine month period ended September 30, 2005 increased $1,526 and $133, respectively, to $4,253 and $2,794, respectively, over the comparable period for the prior year, primarily due to additional depreciation and expenses related to Renasant Bancshares and Heritage and our de novo branches.

Amortization of intangible assets increased to $1,714 for the nine months ended September 30, 2005 compared to $626 for the same period in 2004. The increase is due to the amortization of the finite-lived intangible assets recorded as a result of the Renasant Bancshares and Heritage acquisitions. These intangible assets are being amortized over their estimated useful lives, which range between 5-10 years.

During 2005, we changed the name of our subsidiary bank, The Peoples Bank & Trust Company, to Renasant Bank, and our insurance agency, The Peoples Insurance Agency, to Renasant Insurance, Inc. In addition, we changed our name to Renasant Corporation. As a result of the name change, we incurred approximately $334 in marketing, legal and printing costs during the first nine months of 2005.

Noninterest expense as a percentage of average assets was 3.56% for the nine month period ended September 30, 2005 and 3.87% for the comparable period in 2004. The net overhead ratio was 1.85% and 1.63% for the first nine months of 2005 and 2004, respectively. Our efficiency ratio increased to 67.73% for the nine month period ended September 30, 2005 compared to 64.71% for the same period of 2004. The net overhead and efficiency ratios for 2005 were negatively impacted by the merger costs and costs associated with the name change.

Income tax expense was $6,958 for the nine month period ended September 30, 2005 (with an effective tax rate of 27.89%) compared to $5,566 (with an effective tax rate of 27.88%) for the same period in 2004.

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

We maintained our credit quality in the third quarter of 2005. Nonperforming assets as a percentage of total assets at September 30, 2005 decreased to .58% as compared to .60% at September 30, 2004. Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were .45% and .68% at September 30, 2005 and 2004, respectively. Nonaccrual loans at September 30, 2005, were $3,803, down $1,823 as compared to the balance at September 30, 2004. As disclosed in previous filings with the Securities and Exchange Commission, one large credit relationship had previously represented over one-half of our nonaccrual loans. In the first quarter of 2005, we foreclosed on the collateral securing this relationship. As a result, the nonaccrual balance was reduced $4,129 as we brought to final resolution this one problem credit relationship. The $4,130 increase in other real estate owned and repossessions was primarily a result of the foreclosure. The acquisition of Heritage increased the September 30, 2005 nonaccrual loan and other real estate owned balances by $820 and $1,240, respectively. However, the majority of the loans accounted for in accordance with SOP 03-3 are not included in nonperforming loans at September 30, 2005.

The provision for loan losses was $833 and $636 for the three months ended September 30, 2005 and 2004, respectively. For the third quarter of 2005, net charge-offs were $465, or .11% annualized as a percentage of average loans. Net charge-offs for the same period in 2004 were $324, or .12% annualized. The provision for loan losses for the nine month period ended September 30, 2005 and 2004 was $2,278 and $1,629, respectfully. Net charge-offs for the first nine months of 2005 were $2,431, or .20% annualized as a percentage of loans. Net charge-offs for the same period in 2004 were $1,397, or .19% annualized. The foreclosure on the collateral securing the one credit relationship, as discussed in more detail in the preceding paragraph, resulted in charge-offs of $906 for the nine months ended September 30, 2005. Excluding the charge-offs related to this one credit, net charge-offs as a percentage of average loans were .13% for the nine months ended September 30, 2005. All amounts charged-off related to this one credit relationship had been fully reserved in the allowance for loan losses.

In determining the amount of provision to charge to operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The allowance for loan losses as a percentage of loans was 1.15% at the September 30, 2005 as compared to 1.26% at December 31, 2004. The reduction of the allowance for loan losses as a percentage of loans was caused by our improved credit quality and growth in the loan portfolio. SOP 03-3 prohibits the carryover of an allowance for loan loss for loans acquired in which the acquirer concludes that the acquirer will not collect the contractual payments. Certain loans acquired as a part of our acquisition of Heritage experienced credit deterioration since date of origination to the date of acquisition. These loans, which had an outstanding balance of $18,839 at the date of acquisition, are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represents their future cash flows. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. At September 30, 2005, the carrying balance of these loans was $9,617, down $987 from the carrying balance at June 30, 2005, primarily related to principal reductions.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2005			2004
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$18,080	$18,012	$14,403	$16,309	$13,152	$13,274	$13,232
Addition from acquisitions	—	—	4,198	—	2,845	—	—
Loans charged-off	655	921	1,413	1,982	470	681	484
Recoveries of loans previously charged-off	(190)	(141)	(227)	(158)	(146)	(71)	(21)

Net charge-offs	465	780	1,186	1,824	324	610	463
Provision for loan losses	833	848	597	(82)	636	488	505

Balance at end of period	$18,448	$18,080	$18,012	$14,403	$16,309	$13,152	$13,274

Nonaccruing loans	$3,803	$4,157	$3,807	$6,443	$5,626	$5,566	$5,413
Accruing loans 90 days past due or more	3,398	2,292	3,002	2,228	2,054	1,848	3,891

Total nonperforming loans	7,201	6,449	6,809	8,671	7,680	7,414	9,304
Other real estate owned and repossessions	6,646	7,114	7,232	2,324	2,516	1,901	1,661

Total nonperforming assets	$13,847	$13,563	$14,041	$10,995	$10,196	$9,315	$10,965

Allowance for loan losses to total loans	1.15%	1.14%	1.14%	1.26%	1.45%	1.45%	1.50%
Reserve coverage ratio	256.19	280.35	264.53	166.30	212.36	177.39	142.67
Net charge-offs to average loans	0.03	0.05	0.08	0.17	0.03	0.07	0.05
Annualized net charge-offs to average loans	0.11	0.19	0.31	0.64	0.12	0.28	0.21
Nonperforming loans to total loans	0.45	0.40	0.43	0.76	0.68	0.82	1.05
Nonperforming assets to total assets	0.58	0.58	0.60	0.64	0.60	0.65	0.75

The table below presents net charge-offs by loan type for the three and nine month periods ending September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Commercial, financial, agricultural	$127	$46	$397	$734
Lease financing	—	—	—	—
Real estate – construction	(2)	—	113	—
Real estate – 1-4 family mortgages	269	141	1,422	402
Real estate – commercial mortgages	37	32	141	63
Installment loans to individuals	34	105	358	198

Total loans, net of unearned income	$465	$324	$2,431	$1,397

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of September 30, 2005, and December 31, 2004:

	September 30, 2005	December 31, 2004
Specific reserves	$5,056	$2,786
Allocated reserves based on loan grades	13,392	11,617
Unallocated reserves	—	—

Total reserves	$18,448	$14,403

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets.

For the nine months ended September 30, 2005, our total cost of funds, including noninterest bearing demand deposit accounts, was 2.19%, up from 1.58% for the same period in 2004. Noninterest bearing demand deposit accounts made up approximately 11.18% of our average total deposits and borrowed funds at September 30, 2005 as compared to 12.62% at September 30, 2004. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 32.29% of our funds and had an average cost of 1.16%, compared to 38.07% of the total with an average cost of .87% for the same period in 2004. Another significant source of funds was time deposits, making up 40.78% of the average total deposits and borrowed funds with an average cost of 2.93% for the nine months ended September 30, 2005, compared to 39.78% of the total with an average cost of 2.35% for the same period in 2004. FHLB advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 6.67% of our average total deposits and borrowed funds with an average cost of 3.42%, compared to 11.41% of the total with an average cost of 3.25% for the same period in 2004.

Our security portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow equal to approximately 13.90% of the carrying value of the total securities portfolio. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Federal funds purchased at September 30, 2005 totaled $24,216, a decrease of $27,284 from December 31, 2004. We reduced the amount of federal funds purchased by utilizing lower cost short-term FHLB advances. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs. The total amount of remaining credit available to us from the FHLB was $477,696. As of September 30, 2005, our outstanding balance with the FHLB was $202,797 compared to $109,756 at December 31, 2004. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At September 30, 2005, there were no amounts outstanding under these lines of credits.

Cash and cash equivalents were $105,898 at September 30, 2005 compared to $56,025 at December 31, 2004. Cash used in investing activities for the nine months ended September 30, 2005 was $70,149 compared to $58,589 for the same period of 2004. The primary contribution to this increase was due to a net increase in loans of $105,735 funded primarily by the proceeds from the sale and maturity of our investment portfolio of $83,013.

Cash provided by financing activities for the nine months ended September 30, 2005 was $82,722 compared to $43,315 for the same period of 2004. Cash flows from the generation of deposits were $118,678 for the nine months ended September 30, 2005 compared to $17,745 for the same period in 2004. In January 2005, the Company issued $31,959 in junior subordinated debentures for the primary purpose of funding the cash portion of the Heritage acquisition. Deposit growth and the issuance of the subordinated debentures primarily generated the cash provided by the financing activities.

The Company completed the acquisition of Renasant Bancshares on July 1, 2004. The aggregate transaction value, including transaction expenses and the dilutive impact of Renasant Bancshares’ options and warrants assumed by the Company, was approximately $60,290. In accordance with the merger agreement, the Company delivered to Renasant Bancshares shareholders either cash, Company common stock, or a combination of cash and Company common stock in exchange for the shares of Renasant Bancshares common stock owned by a shareholder. The cash portion of the merger consideration was $26,128 and was funded with proceeds from the issuance of the junior subordinated debentures by the Company to PHC Statutory Trust I and a special dividend from Renasant Bank. The Company issued 802,094 shares of its common stock in the transaction, totaling approximately $27,720. These shares were registered under the Securities Act of 1933, as amended.

The Company completed the acquisition of Heritage on January 1, 2005. The aggregate transaction value, including transaction expenses and the dilutive impact of Heritage’s options assumed by the Company, was approximately $75,658. In accordance with the merger agreement, the Company delivered to Heritage shareholders either cash, Company common stock, or a combination of cash and Company common stock in exchange for the shares of Heritage common stock owned by a shareholder. The cash portion of the merger consideration was $23,055 and was funded with proceeds from the issuance of $31,959 in junior subordinated debentures by the Company to PHC Statutory Trust II. The Company issued 1,369,589 shares of its common stock in the transaction, totaling approximately $45,333. These shares were registered under the Securities Act of 1933, as amended.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of September 30, 2005, we met all capital adequacy requirements to which we are subject. As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of September 30, 2005:

	Consolidated	Bank
Tier I Leverage (to average assets)	8.79%	8.47%
Tier I Capital (to risk-weighted assets)	11.68%	11.26%
Total Capital (to risk-weighted assets)	12.77%	12.35%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank. The Company’s liquidity and capital resources are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to the information under Part II Item 2, “Unregistered Sales of Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for a discussion of the restrictions on Renasant Bank’s ability to transfer funds to the Company in the form of dividends, loans and advances.

Book value per share was $22.85 and $19.79 at September 30, 2005 and December 31, 2004, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at September 30, 2005 were approximately $395,370 and $23,641, respectively, compared to $219,087 and $15,468, respectively, at December 31, 2004.

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

Part II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own securities for the three month period ended September 30, 2005:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31, 2005	18,900	$31.83	18,900	300,000
August 1 to August 31, 2005	10,700	30.63	10,700	289,300
September 1 to September 30, 2005	16,700	31.00	16,700	272,600

Total	46,300	$31.25	46,300

(1)	All shares were purchased through the Company’s publicly announced share buy-back plan.
(2)	On September 17, 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through September 30, 2005, allows the Company to purchase up to 1,396,687 shares of the Company’s outstanding common stock, subject to a monthly purchase limit of $2,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of September 30, 2005, 1,124,087 shares of the Company’s common stock had been purchased and 272,600 shares remained authorized under the plan. All share purchases during 2005 were made pursuant to open market transactions.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from its subsidiary bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At September 30, 2005, the unrestricted surplus for Renasant Bank was approximately $275,667. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2005, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $20,881. There were no loans outstanding from Renasant Bank to the Company at September 30, 2005.

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

November 8, 2005	RENASANT CORPORATION

/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President & Chief Executive Officer

/s/ Stuart R. Johnson
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.2	Restated Bylaws of Renasant Corporation, as amended

4.2	Restated Bylaws of Renasant Corporation, as amended(1)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.2 hereto