Form 10-K
period 2005-12-31
RENASANT CORP
filed 2006-03-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

Commission file number 000-12154

RENASANT CORPORATION

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

    ☐  Large accelerated filer                ☒  Accelerated filer                    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant, computed by reference to the last sale price as reported by Nasdaq for such date, was $296,329,198.

As of February 28, 2006, 10,338,510 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 9, 2006, relating to the 2006 annual meeting of shareholders of Renasant Corporation, are incorporated by reference into Part III.

RENASANT CORPORATION

Form 10-K

For the year ended December 31, 2005

PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans, and competition in the Company’s markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

The information set forth in this Annual Report on Form 10-K is as of March 9, 2006, unless otherwise indicated herein.

ITEM 1. BUSINESS

General

Renasant Corporation (referred to herein as the “Company,” “we,” “our,” or “us”), a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, with operations in Mississippi, Alabama and Tennessee, and Renasant Insurance, Inc., with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is referred to herein as the “Bank” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.”

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

Acquisitions

On July 1, 2004, the Company acquired Renasant Bancshares, Inc. (“Renasant Bancshares”), a bank holding company headquartered in Germantown, Tennessee, by virtue of a merger of Renasant Bancshares into Peoples Merger Corporation, a wholly-owned subsidiary of the Company. The Company issued 802,094 shares of its common stock and paid $26.1 million in cash as merger consideration to the shareholders of Renasant Bancshares. As a result of the merger, Renasant Bank of Tennessee, which at the time of the merger had two banking offices in Germantown and Cordova, Tennessee and a loan production office in Nashville, Tennessee, became an indirect wholly-owned subsidiary of the Company. On March 31, 2005, Peoples Merger Corporation was merged into the Company, and on the same date Renasant Bank of Tennessee was merged into the Bank.

On January 1, 2005, the Company acquired via merger Heritage Financial Holding Corporation (“Heritage”), a bank holding company headquartered in Decatur, Alabama. The Company issued approximately 1.4 million shares of its common stock and paid approximately $23.1 million in cash as merger consideration to the shareholders of Heritage. Heritage Bank, a wholly-owned subsidiary of Heritage with eight banking offices in Decatur, Huntsville and Birmingham, Alabama, was merged into the Bank immediately after the consummation of the merger of Heritage into the Company.

Operations

We have four reportable segments: a Mississippi community bank, a Tennessee community bank, an Alabama community bank and an insurance agency. Financial information about our segments, including information with respect to revenues from external customers, profit or loss, and total assets for each segment, is contained in the notes to the Company’s consolidated financial statements located in Item 8 of this report. The description of the operations of the Bank immediately below applies to the operations of each of our three banking segments.

Operations of the Bank

Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from, the Bank, which is a community bank offering a complete range of banking and financial services to individuals and to small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction and residential mortgage loans, student loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines are located throughout our market area. Our Internet Banking product and our call center also provide 24-hour banking services. Accounts receivable financing is also available to qualified businesses.

On January 31, 2006, we had 58 banking and financial services offices located throughout our markets in north and north central Mississippi, southwest and central Tennessee, and north and north central Alabama.

Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”

Commercial Loans. These loans are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The loans can be extended for periods of between one year and five years and are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 10 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios generally do not exceed 50% to 80%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower’s ability to sell its products and services in order to generate sufficient operating revenue to repay us under the agreed upon terms and conditions.

Commercial lending generally involves greater credit risk than residential real estate or consumer lending. Commercial lending risks are generally different from those associated with commercial real estate lending. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

Commercial Real Estate. We offer commercial real estate loans to developers of both commercial and residential properties. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole, in addition to the borrower’s ability to generate sufficient operating revenue to repay us. If the estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. We seek to minimize risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. We generally obtain loan guarantees from financially capable parties to the transaction based on a review of personal financial statements.

Residential Real Estate. We are an active residential mortgage lender. We offer both first and second mortgage residential real estate as well as home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. We retain loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. We also originate certain residential mortgage loans for sale in the secondary loan market. These loans are collateralized by one-to-four family residential real estate and are sold with servicing rights released. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. The risk associated with residential real estate loans is minimized by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower.

Construction Loans. Our construction loans represent approximately 10.30% of our total loans. Our construction loan portfolio consists of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared with residential mortgage or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties. We believe that these loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market and thus minimize the risk of loss.

Consumer Loans. These loans are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and five years at fixed rates of interest 1% to 5% above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences may represent risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the item securing the loan and hold title until the loan is repaid in full.

No material portion of our deposits has been obtained from a single or small group of customers, and the loss of any single customer’s deposits or a small group of customer’s deposits would not have a materially adverse effect on our business. The deposits held by our Bank have been primarily generated within their respective market areas. Neither we nor the Bank have any foreign activities.

Through the Financial Services division of the Bank, we also offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Financial Services division offers annuities, mutual funds and other investment services through a third party broker-dealer. The Financial Services division does not constitute a separately-reportable segment for financial reporting purposes.

Members of our Board of Directors also serve as members of the Board of Directors of the Bank. Responsibility for the management of our Bank remains with the Board of Directors and officers of the Bank; however, management services rendered by the Company to the Bank are intended to supplement the internal management and expand the scope of banking services normally offered by the Bank.

Operations of Renasant Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2005, Renasant Insurance contributed total revenue of $4 million, or 3.35%, of the Company’s total revenue and operated three offices in central and northern Mississippi.

Competition

Banking

Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through our Bank with state and national banks in our service areas, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms, and investment companies for available loans and depository accounts. All of these numerous institutions compete in the delivery of services and products through availability, quality, and pricing. There are no dominant competitors in our market areas.

For 2005, we maintained approximately 18% of the market share (deposit base) in our Mississippi area, approximately 1% in our Tennessee area and less than 2% in our Alabama area. Other competitors in these areas include AmSouth Bank, BancorpSouth, Cadence Bank, Compass Bank, Colonial Bank, First Tennessee Bank, Merchants and Farmers Bank, Regions Bank, and Trustmark National Bank. In addition, there are local community banks that compete with us on an individual market basis.

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

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and are registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are required to file with the Federal Reserve an annual report and such other information as the Federal Reserve may require. The Federal Reserve may also make examinations of us and the Bank pursuant to the Act. The Federal Reserve has the authority (which to date it has not exercised) to regulate provisions of certain types of our debt.

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

The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception to this prohibition is for a bank holding company engaging in or acquiring shares of a company whose activities are found by the Federal Reserve to be so closely related to banking or managing banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency of resources, and whether such public benefits outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

The Company and the Bank are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the Company or the Bank, on investments in the stock or other securities of the Company or the Bank, and on taking such stock or other securities as collateral for loans of any borrower.

On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Act, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

A dominant theme of the Financial Services Modernization Act is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency which traditionally regulates the activity in which the Company or its subsidiaries wishes to engage. For example, the Securities and Exchange Commission (“SEC”) will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

The principal provisions of the Financial Services Modernization Act permit the Company, so long as it meets the standards for a “well-managed” and “well-capitalized” institution and has at least a “satisfactory” Community Reinvestment Act performance rating, to engage in any activity that is “financial in nature,” including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a “financial holding company” (“FHC”) with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. As of December 31, 2005, we have not elected to become an FHC.

It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and to comply with their attendant requirements and conditions.

The Bank is chartered under the laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Department of Banking and Consumer Finance of the State of Mississippi. The Bank is insured by the FDIC and is subject to examination and review by that regulatory authority.

Under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), the Company or any other bank holding company located in Mississippi is able to acquire a bank located in any other state, and a bank holding company located outside Mississippi can acquire any Mississippi based bank, in either case subject to certain deposit percentage and other restrictions.

The Interstate Act also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies may consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions. Under Mississippi law, out-of-state bank holding companies may establish a bank in Mississippi only by acquiring a Mississippi bank or Mississippi bank holding company.

Bank holding companies are allowed to acquire savings associations under The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). Deposit insurance premiums for banks and savings associations were increased as a result of FIRREA, and losses incurred by the FDIC in connection with the default or assistance of troubled federally-insured financial institutions are required to be reimbursed by other federally-insured financial institutions.

Certain restrictions exist regarding the ability of our Bank to transfer funds to us in the form of cash dividends, loans or advances. The approval of the Department of Banking and Consumer Finance of the State of Mississippi is required prior to the Bank paying dividends; the amount of any dividend is limited to earned surplus in excess of three times its capital stock. Federal Reserve regulations also limit the amount the Bank may loan to us unless such loans are collateralized by specific obligations.

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

The Community Reinvestment Act of 1997 requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements. The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. The Company believes that it has complied with these requirements.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes-Oxley Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer in connection with periodic reports filed with the SEC. The Sarbanes-Oxley Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC.

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

Monetary Policy and Economic Controls

We and our subsidiary bank are affected by the policies of regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U. S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These instruments are used in varying degrees to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. In view of changing conditions in the national economy and in the various money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve, the effect on our, and the Bank’s, future business and earnings cannot be predicted with accuracy.

Sources and Availability of Funds

The funds essential to our, and our Bank’s, business consist primarily of funds derived from customer deposits, federal funds purchased, Federal Home Loan Bank advances and borrowings from correspondent banks by the Bank. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general, and the general credit market for loans.

Personnel

At December 31, 2005, we employed 789 people at all of our subsidiaries on a full-time equivalent basis. Of this total, the Bank accounted for 753 employees and Renasant Insurance employed 36 individuals. The Company has no additional employees; however, at December 31, 2005, 13 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer

Neither we nor our subsidiaries are dependent upon a single customer or upon a limited number of customers.

Available Information

Our Internet address is www.renasant.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the fiscal years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income(1)	$1,622,749	$110,248	6.79%	$1,000,713	$60,809	6.08%	$860,303	$56,890	6.61%
Investment securities:
Taxable(2)	308,430	13,270	4.30	287,992	12,005	4.17	257,607	9,772	3.79
Tax-exempt	112,459	7,288	6.48	106,464	7,147	6.71	98,559	7,401	7.51
Other	27,023	928	3.43	15,808	238	1.51	25,891	236	0.91

Total interest-earning assets	2,070,661	131,734	6.36	1,410,977	80,199	5.68	1,242,360	74,299	5.98

Cash and due from banks	60,912			42,323			41,333
Other assets	223,098			114,338			86,950

Total assets	$2,354,671			$1,567,638			$1,370,643

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$67,424	798	1.18	$17,351	175	1.01	$6,163	80	1.30
Savings and money market	611,112	7,799	1.28	509,053	4,378	0.86	431,264	4,682	1.09
Time deposits	865,559	26,631	3.08	549,036	12,829	2.34	539,293	14,056	2.61

Total interest-bearing deposits	1,544,095	35,228	2.28	1,075,440	17,382	1.62	976,720	18,818	1.93
Total other interest-bearing liabilities	315,046	12,735	4.04	137,008	4,414	3.22	83,293	2,959	3.55

Total interest-bearing liabilities	1,859,141	47,963	2.58	1,212,448	21,796	1.80	1,060,013	21,777	2.05

Noninterest-bearing deposits	235,998			176,908			159,556
Other liabilities	24,160			18,250			15,482
Shareholders’ equity	235,372			160,032			135,592

Total liabilities and shareholders’ equity	$2,354,671			$1,567,638			$1,370,643

Net interest income/ net interest margin		$83,771	4.04%		$58,403	4.14%		$52,522	4.23%

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

(1)	Includes mortgage loans held for sale.
(2)	U. S. Government and some U. S. Government Agency Securities are tax-free in the State of Mississippi.

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2005 Compared to 2004			2004 Compared to 2003
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans, net of unearned income (2)	$36,795	$12,644	$49,439	$9,203	$(5,284)	$3,919
Securities:
Taxable	620	645	1,265	1,347	886	2,233
Tax-exempt	402	(261)	141	594	(848)	(254)
Other	170	520	690	(92)	94	2

Total interest-earning assets	37,987	13,548	51,535	11,052	(5,152)	5,900

Interest expense:
Interest-bearing demand deposit accounts	506	117	623	145	(50)	95
Savings and money market accounts	877	2,544	3,421	845	(1,149)	(304)
Time deposits	7,396	6,406	13,802	254	(1,481)	(1,227)
Other interest-bearing liabilities	5,737	2,584	8,321	1,908	(453)	1,455

Total interest-bearing liabilities	14,516	11,651	26,167	3,152	(3,133)	19

Change in net interest income	$23,471	$1,897	$25,368	$7,900	$(2,019)	$5,881

(1)	The change in interest due to both volume and rate has been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale.

Table 3 - Investment Portfolio

(In Thousands)

The following table sets forth the maturity distribution and weighted average yield based on the amortized cost of our securities portfolio as of December 31, 2005:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Available for sale:
U. S. Treasury and agency securities	$17,534	3.19%	$42,955	3.53%	$29,000	4.65%	$—	—
Obligations of state and political subdivisions	4,644	5.89%	35,625	6.24%	51,456	5.77%	15,041	5.62%
Mortgage-backed securities	44	5.50%	9,255	4.71%	17,076	4.57%	150,123	4.96%
Trust preferred securities	—	—	—	—	—	—	12,464	6.03%
Other equity securities	—	—	—	—	—	—	19,775	4.55%

Total	$22,222		$87,835		$97,532		$197,403

The maturity of mortgage-backed securities reflects scheduled repayments based upon the anticipated average life of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2005, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.

	Loan Maturities
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$162,508	$58,414	$5,281	$226,203
Lease financing	3,479	3,532	458	7,469
Real estate-construction	152,278	13,795	3,470	169,543
Real estate-1-4 family mortgage	326,873	217,235	22,347	566,455
Real estate-commercial mortgage	298,701	226,100	72,472	597,273
Installment loans to individuals	31,510	46,662	1,108	79,280

	$975,349	$565,738	$105,136	$1,646,223

The following table sets forth the fixed and variable rate loans maturing after one year for all loans as of December 31, 2005:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after 1 but within 5 years	$519,237	$46,500
Due after 5 years	104,962	175

	$624,199	$46,675

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of time deposits over $100 at December 31, 2005:

Less than 3 Months	$84,869
3 Months-6 Months	74,647
6 Months-12 Months	100,275
Over 12 Months	126,059

$385,850

ITEM 1A. RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks disclosed below, either alone or in combination, could materially adversely affect the business, financial condition or results of operations of the Company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Risks Related To Our Business and Industry

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon the net interest income of the Company. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations of the Company, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on our financial condition and results of operations.

A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth under the caption “Risk Management – Interest Rate Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are subject to lending risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

As of December 31, 2005, approximately 60% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the caption “Operations – Operations of the Bank” in Item 1, Business.

The allowance for possible loan losses may be insufficient.

Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation, and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for loan losses is set forth under the caption “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Bank holding companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we often rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of the loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit the ability of the Company to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although management has policies and procedures to perform an environmental review before the loan is recorded and before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

The profitability of the Company depends significantly on economic conditions in the States of Mississippi, Tennessee and Alabama.

Our success depends primarily on the general economic conditions of the States of Mississippi, Tennessee and Alabama and the specific local markets in each of those states in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Tupelo, Mississippi, Memphis and Nashville, Tennessee, and Birmingham and Huntsville, Alabama

metropolitan areas. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

The earnings of bank holding companies are significantly affected by general business and economic conditions.

In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the caption “Competition” in Item 1, Business, provides more information regarding the competitive conditions in our markets.

Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, many of our competitors have substantially greater resources than us, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Company’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

We are also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and new SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the caption “Supervision and Regulation” in Item 1, Business, and Note M, “Regulatory Matters” to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides more information regarding the regulatory environment in which we and our Bank operate.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to our adherence to financial reporting, disclosure and corporate governance policies and procedures.

Slower than anticipated growth in new branches and new product and service offerings could result in reduced income.

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

We are substantially dependent on dividends from the Bank for our revenues.

The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note K, “Restrictions on Cash, Bank Dividends, Loans, or Advances” to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Potential acquisitions may disrupt our business and dilute shareholder value.

We seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to our business.

•	Potential diversion of management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

In 2005, we acquired Heritage, and in 2004 we acquired Renasant Bancshares. Details of these transactions are presented in Note T, “Mergers and Acquisitions” to the Consolidated Financial Statements of the Company included in Item 8, Financial Statements and Supplementary Data.

We may not be able to attract and retain skilled people.

Our success depends in part on our ability to retain key executives and to attract and retain additional qualified personnel who have experience both in sophisticated banking matters and in operating a bank of our size. Competition for such personnel is strong in the banking industry, and we may not be successful in attracting or retaining the personnel we require. The unexpected loss of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacements. We expect to effectively compete in this area by offering financial packages that are competitive within the industry.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

We continually encounter technological change.

Our industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting our industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

While we continually attempt to use technology to offer new products and services, at the same time, technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, Hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. Although our operations were not disrupted by these hurricanes or their aftermath, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated With Our Common Stock

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the banking and financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger bank holding companies.

Although our common stock is listed for trading on the Nasdaq Global Market, the average daily trading volume in our common stock is low, generally less than that of many of the our competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Articles of Incorporation and Bylaws, as well as certain banking laws, may have an anti-takeover effect.

Provisions of our Articles of Incorporation and Bylaws, which are exhibits to this Form 10-K, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

(In Thousands)

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing, and deposit operations. In addition, the Bank operates forty-three branches, two loan production offices and two financial services offices throughout north and north central Mississippi, three branches throughout southwest and central Tennessee, and eight branches throughout north and north central Alabama. In Mississippi, the Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, Pontotoc, and West Point, and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Horn Lake, Iuka, Louisville, New Albany, Okolona, Olive Branch, Oxford, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley, and Winona. The Bank operates two loan production offices, one office each in Oxford and Hernando and two financial services offices, one office each in Tupelo and Southaven.

In Alabama, the Bank has three branches in Decatur, two branches in Birmingham, and one branch each in Huntsville, Madison, and Trussville. The Bank’s Alabama branches were acquired in connection with the Company’s acquisition of Heritage that was consummated on January 1, 2005.

In Tennessee, the Bank operates three branches, one branch each in East Memphis, Germantown and Cordova. In addition, the Bank operates a loan production office in Nashville. The Bank’s Tennessee operations were acquired in connection with the Company’s acquisition of Renasant Bancshares, Inc. that was consummated on July 1, 2004.

Renasant Insurance has one office each in Corinth, Louisville, and Tupelo, Mississippi.

The Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as thirty-nine of the Mississippi branch office sites. The Bank leases two locations in Mississippi for use in conducting banking activities as well as various storage facilities. In Alabama, the Bank owns two of the branch office sites in Decatur. The remainder of the branch office sites and three locations used in conducting banking activities as well as storage in Alabama are leased. In Tennessee, the Bank owns two of its branch office sites. Renasant Insurance leases two locations for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2005 was $1,327.

ITEM 3. LEGAL PROCEEDINGS

C. Larry Michael, a director of the Company, and the Bank, along with 37 others, are co-defendants in Obsidian Enterprises v Michaels et al. in the Chancery Court of Davidson County, Tennessee. Plaintiffs, purchasers of a business formerly owned by Mr. Michael, allege that the defendants violated a non-compete agreement, breached duties of good faith and fair dealing, engaged in a civil conspiracy, misappropriated trade secrets, engaged in unfair competition, interfered in contractual relations and defamed them, and they are seeking an unspecified amount of damages. They claim that the Bank conspired with Mr. Michael by loaning him money and thereby assisting him in the wrongful acts. Both Mr. Michael and the Bank deny any wrongdoing and have potential claims for indemnity against the other, which neither are currently asserting. The Bank believes that it is insured against at least a portion of the claims, including the potential indemnity claim, but the Bank’s insurance company has not currently confirmed its responsibility for the claims.

Other than as described above, there are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Effective May 2, 2005, the Company’s common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the ticker symbol “RNST”. Prior to that date, the Company’s common stock traded on the American Stock Exchange (“AMEX”) under the ticker symbol “PHC”. On February 22, 2006, the Company had approximately 5,391 shareholders of record.

The following table sets forth (i) the high and low sales price reported by the AMEX for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2005 and 2004 during the period that the common stock was traded on the AMEX, (ii) the high and low bid prices reported by Nasdaq for the Company’s common stock for each quarterly period for the fiscal year ended December 31, 2005 during the period that the common stock was quoted on Nasdaq, and (iii) the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		Low	High
2005
1st Quarter	$.21	$30.01	$33.13
2nd Quarter	.22	28.00	32.42
3rd Quarter	.22	29.15	35.00
4th Quarter	.22	29.01	32.60

2004
1st Quarter	$.20	$31.45	$33.99
2nd Quarter	.20	28.80	36.55
3rd Quarter	.21	29.69	34.93
4th Quarter	.21	32.49	35.99

The Nasdaq quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note K, “Restrictions on Cash, Bank Dividends, Loans, or Advances,” to the Consolidated Financial Statements of the Company for a discussion of these restrictions.

Equity Compensation Plan Information

The following table includes certain information about the Company’s equity compensation plans as of December 31, 2005.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	348,500	$30.16		676,500
Equity compensation plans not approved by security holders(2)	267,845	16.68	(3)	21,804

Total	616,345	$24.60		698,304

(1)	The shareholder approved plan is the 2001 Long-Term Incentive Plan. A total of 1,025,000 shares of common stock have been authorized for issuance under the plan, and options to acquire 348,500 shares were outstanding as of December 31, 2005.

(2)	As of December 31, 2005, there were three equity compensation plans that were not approved by our shareholders:

•	In connection with its acquisition of Renasant Bancshares, Inc., the Company assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 7,149 shares of the Company’s common stock remain outstanding as of December 31, 2005; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•	In connection with its acquisition of Heritage, the Company assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 237,500 shares of the Company’s common stock remained outstanding as of December 31, 2005; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•	One of the Company’s deferred compensation plans provides that deferred amounts are invested in units representing shares of our common stock. At the end of each participant’s deferral period, the units are distributed in the form of common stock. Units are allocated to each participant’s account based on quarterly average market price. An aggregate of 45,000 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 23,196 shares of our common stock have been credited to participant accounts.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own securities for the three-month period ended December 31, 2005:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October	48,941	$30.60	48,941	223,659
November	42,055	31.47	42,055	181,604
December	5,100	31.40	5,100	176,504

Total	96,096	$31.02	96,096

(1)	All shares were purchased through the Company’s publicly announced share buy-back plan.
(2)	On September 17, 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through December 31, 2005, allows the Company to purchase up to 1,396,687 shares of the Company’s outstanding common stock, subject to a monthly purchase limit of $2,000,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of December 31, 2005, 1,220,183 shares of the Company’s common stock had been purchased and 176,504 shares remained authorized under the plan. All share purchases during 2005 were made pursuant to open market transactions.

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, Except Share Data)

(Unaudited)

Year ended December 31,	2005	2004	2003	2002	2001
Interest income	$128,389	$77,024	$70,810	$78,418	$87,766
Interest expense	47,963	21,796	21,777	26,525	40,922
Provision for loan losses	2,990	1,547	2,713	4,350	4,790
Noninterest income	40,216	32,287	31,893	27,973	24,389
Noninterest expense	83,940	60,709	53,193	51,027	46,747

Income before income taxes	33,712	25,259	25,020	24,489	19,696
Income taxes	9,503	6,816	6,839	6,819	5,109

Income before cumulative effect of accounting change	24,209	18,443	18,181	17,670	14,587
Cumulative effect of accounting change	—	—	—	(1,300)	—

Net income	$24,209	$18,443	$18,181	$16,370	$14,587

Per Common Share – Basic
Income before cumulative effect of accounting change	$2.33	$2.15	$2.20	$2.10	$1.66
Cumulative effect of accounting change	—	—	—	(0.15)	—

Net income	$2.33	$2.15	$2.20	$1.95	$1.66

Per Common Share – Diluted
Income before cumulative effect of accounting change	$2.31	$2.14	$2.19	$2.09	$1.66
Cumulative effect of accounting change	—	—	—	(0.15)	—

Net income	$2.31	$2.14	$2.19	$1.94	$1.66

Book value at December 31	$22.88	$19.79	$16.79	$15.88	$14.44

Closing price on NASDAQ at December 31, 2005; all prior years reflect the closing price on the AMEX at December 31	31.63	33.10	33.00	27.17	24.67
Cash dividends declared and paid	.87	.82	.75	.69	.64

At December 31
Loans, net of unearned income	$1,646,223	$1,141,480	$862,652	$859,684	$818,036
Securities	399,034	371,581	414,270	344,781	277,293
Assets	2,397,702	1,707,545	1,415,214	1,344,512	1,254,727
Deposits	1,868,451	1,318,677	1,133,931	1,099,048	1,063,055
Borrowings	266,505	191,547	125,572	91,806	47,326
Shareholders’ equity	235,440	179,042	137,625	132,778	123,582

ITEM 6. SELECTED FINANCIAL DATA (continued)

(In Thousands, Except Share Data)

	2005	2004	2003	2002	2001
Selected Ratios
Return on average:
Total assets	1.03%	1.18%	1.33%	1.25%	1.18%
Shareholders’ equity	10.29%	11.52%	13.41%	12.85%	11.70%

Before cumulative effect of accounting change, return on average:
Total assets	1.03%	1.18%	1.33%	1.35%	1.18%
Shareholders’ equity	10.29%	11.52%	13.41%	13.87%	11.70%

Average shareholders’ equity to average assets	10.00%	10.21%	9.89%	9.75%	10.07%

At December 31
Shareholders’ equity to assets	9.82%	10.49%	9.72%	9.88%	9.85%
Allowance for loan losses to total loans, net of unearned income	1.12%	1.26%	1.53%	1.42%	1.39%
Allowance for loan losses to nonperforming loans	266.52%	166.30%	181.09%	338.22%	178.63%
Nonperforming loans to total loans, net of unearned income	.38%	.76%	.85%	.42%	.78%
Dividend payout	37.66%	38.31%	34.25%	35.59%	38.52%

Per share information listed above has been restated to reflect the three-for-two stock split effected in the form of a share dividend on December 1, 2003, and any other stock splits or stock dividends declared during the five-year period covered by the above table. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the financial data discussed above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Highlights and Performance Overview for 2005

On January 1, 2005, we completed our acquisition of Heritage Financial Holding Corporation (“Heritage”) of Decatur, Alabama. In addition to providing us immediate access to the key Alabama markets of Birmingham, Huntsville and Decatur, the acquisition will allow us to expand our services into other key markets in Alabama.

Net income was $24,209 for 2005 compared to $18,443 in 2004. The improvement in net income was influenced by a number of factors:

•	Net interest income increased 45.63% to $80,426 for 2005 as compared to $55,228 for 2004. Interest income increased 66.69% to $128,389 for 2005 from $77,024 for 2004. Interest expense increased 120.05% to $47,963 for 2005 compared to $21,796 for 2004. Net interest margin in 2005 decreased 10 basis points to 4.04% as compared to 4.14% in 2004.

•	Net charge-offs as a percentage of average loans decreased to .20% in 2005 compared to .32% in 2004. Non-performing loans decreased to $6,290 at December 31, 2005 from $8,671 at December 31, 2004.

•	Noninterest income increased to $40,216 for 2005, or $7,929, from $32,287 for 2004.

•	Loans, net of unearned income, totaled $1,646,223 at December 31, 2005, an increase of $504,743, or 44.22%, from December 31, 2004. Excluding Heritage loans at the date of acquisition, our total loans grew $115,003, or 10.07%, during 2005.

•	Deposits totaled $1,868,451 at December 31, 2005, an increase of $549,774, or 41.69%, from December 31, 2004. Excluding Heritage deposits at the date of acquisition, our total deposits grew $168,776, or 12.80%, during 2005. Our success in growing our deposit base allowed us to reduce our reliance on higher costing external borrowings to fund our loan growth.

Other initiatives completed during 2005 include the following:

•	Merged Renasant Bank of Tennessee into the Bank resulting in one bank subsidiary and eliminating duplicate back office functions.

•	Expanded our presence in our growth markets in Tennessee with the opening of a full-service banking office in East Memphis and a loan production office in Nashville. We expect to open a full-service banking office in Collierville in the first quarter of 2006.

•	Expanded our presence in our growth markets in Mississippi with the opening of a full-service banking office in Oxford. Additionally, we have acquired a location on the historic Oxford Square to compliment our full service banking office.

•	Changed the Company’s name to “Renasant Corporation” and changed the Bank’s name to “Renasant Bank”.

•	Switched the listing of the Company’s common stock to the Nasdaq Global Market from the American Stock Exchange. In connection with the switch, we changed the ticker symbol for the Company’s common stock to “RNST”.

•	Increased quarterly cash dividends to $.22 per share.

A historical look at key performance indicators is presented below.

	2005	2004	2003	2002	2001
Fully Dilutive EPS	$2.31	$2.14	$2.19	$2.09	$1.66
EPS Growth	7.94%	(2.28)%	4.78%	25.90%	36.07%
ROA	1.03%	1.18%	1.33%	1.35%	1.18%
ROE	10.29%	11.52%	13.41%	13.87%	11.70%

*Amounts above for 2002 are based on income before Cumulative Effect of Accounting Change. Diluted EPS, ROA & ROE were $1.94, 1.25%, and 12.85%, respectively in 2002. EPS growth reflects changes from the immediately preceding year.

Recent Developments

On January 1, 2005, the Company completed its acquisition of Heritage, a bank holding company headquartered in Decatur, Alabama. The Company issued approximately 1.4 million shares of its common stock and paid $23,055 in cash for 100% of the voting equity interests in Heritage. Heritage was the parent of Heritage Bank, which operated eight banking offices in Alabama. The acquisition allows the Company to expand its geographical footprint into the key markets of Birmingham, Decatur and Huntsville, Alabama.

Selected data for Heritage at January 1, 2005 is presented below:

Assets	$540,296
Loans	389,740
Deposits	380,998
Equity	28,842

Please refer to Note T, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements of the Company in Item 8 of this Annual Report for additional historical financial information with respect to Heritage.

Critical Accounting Policies

Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions used and considers other factors which could impact the estimation. The following discussion presents some of the more significant estimates used in preparing our financial statements.

The critical accounting policy most important to the presentation of our financial statements relates to the allowance for loan loss and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“Statement”) No. 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under FASB Statement 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”). The balance of these loans determined to be impaired under Statement 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our market, loan segmentation, and historical losses that are inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses.

Certain loans acquired in the Heritage acquisition are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-03”). The loans are carried at values which represent management’s estimate of the future cash flow of these loans. Increases in expected cash flows to be collected from the contractual cash flows will be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows will be recognized as an impairment. Management continually monitors these loans as part of their normal credit review and monitoring procedures for changes in the estimated cash flows.

For a discussion of our loan policies and procedures, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Our goodwill relates to value inherent in our banking and insurance operations. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition. As such, the value of our goodwill is supported ultimately by revenue, which is driven by the volume of business transacted and the market share acquired. A decline in earnings as a result of a lack of growth or our inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in additional expense and adversely impact earnings in future periods.

In January 2006, we adopted the provisions of FASB Statement 123R (“Statement 123R”). Statement 123R requires companies to recognize compensation expense for all share-based payments to employees. We have recognized compensation expense on our share-based payments since 2002 when we adopted the provisions of Statement 123. For a description of our assumptions utilized in calculating the fair value of our share-based payment, please refer to “Note L – Employee Benefit and Deferred Compensation Plans” in the Notes to the Consolidated Financial Statements.

Our independent actuary firm prepares actuarial valuations of our pension cost under FASB Statement No. 87, as modified by FASB Statement No. 132, and our post retirement health cost under FASB Statement No. 106. The discount rate used in the 2005 valuation was 5.75%, down from 5.99% in 2004. Actual plan assets as of December 31, 2005 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. The pension plan covered under FASB Statement No. 87 was curtailed as of December 31, 1996.

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

Financial Condition and Results of Operations

Net Income

Net income for the year ended December 31, 2005 was $24,209, which represents an increase of $5,766, or 31.26%, from net income of $18,443 for the year ended December 31, 2004. Basic earnings per share increased $.18 to $2.33 for the year ended December 31, 2005 as compared to $2.15 for the prior year. Diluted earnings per share increased $.17 to $2.31 for the year ended December 31, 2005 as compared to $2.14 for the prior year. Net income for the year ended December 31, 2005 was increased by $1,156, or $.11 per diluted share, in after-tax interest income as the cash flows from certain loans acquired in connection with the Company’s acquisition of Heritage accounted for under SOP 03-3 exceeded initial estimates. This was offset by $699, or $.06 per diluted share, in after-tax merger expenses related to the Heritage acquisition and expenses associated with the change of the Company’s name. Net income for the year ended December 31, 2004 was increased by an after-tax gain of $617, or $.07 per diluted share, recognized in connection with the sale of the Company’s merchant card business. This was offset by $675, or $.08 per diluted share, in an after-tax other-than-temporary impairment charge on certain FNMA and FHLMC preferred stock in our securities portfolio.

Net income for the year ended December 31, 2004 was $18,443, which represents an increase of $262, or 1.44%, from net income of $18,181 for the year ended December 31, 2003. Basic and diluted earnings per share decreased $.05 to $2.15 and $2.14, respectively, for the year ended December 31, 2004 as compared to the prior year. As discussed above, net income for the year ended December 31, 2004 included an after-tax gain of $617 from the sale of our merchant card business and a $675 after-tax other-than-temporary impairment charge on certain FNMA and FHLMC preferred stock in our securities portfolio. The remainder of changes in net income during 2004 as compared to 2003 is primarily attributable to growth in net interest income.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 66.67% of total revenue in 2005. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

While there are a number of options available for improving net interest income, we focused on increasing the volume of our loans, particularly variable rate loans, and keeping our deposit costs low. Income from our loan portfolio, on a tax equivalent basis, grew 81.30% during 2005 as average loans grew 62.16%. The acquisition of Heritage increased income from loans by $31,138. At December 31, 2005, variable rate loans represented 52% of our loan portfolio, compared to 46% of the loan portfolio at December 31, 2004. By focusing on increasing our variable rate loans, we believe we have better positioned ourselves to take advantage of interest rates as interest rates continue to rise.

Net interest income on a tax equivalent basis increased $25,368, or 43.44%, from $58,403 in 2004 to $83,771 in 2005. Of the increase in net interest income, the increase due to the favorable growth in the volume of net earning assets was $23,471 while the increase due to interest rates was $1,897. Net interest income for 2005 includes $1,887 in interest income as cash flows from certain Heritage loans accounted for under SOP 03-03 exceeded initial estimates.

Net Interest Margin – Tax Equivalent

2005	2004	2003
4.04%	4.14%	4.23%

Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.04% during 2005 from 4.14% in the prior year. The additional interest income due to aforementioned SOP 03-3 loans increased net interest margin for 2005 by 9 basis points. Factors negatively impacting our net interest margin for the year include the acquisitions of Heritage and Renasant Bancshares, which had lower net interest margins than ours prior to the acquisitions, the issuance of subordinated debentures to fund the Heritage acquisition and the rising costs of deposits.

Interest income, on a tax equivalent basis, grew 64.26% to $131,734 for 2005 from $80,199 for 2004. The growth in interest income was driven primarily by volume, as the average balance in interest earning assets increased $659,684 during 2005, while the tax equivalent yield on earning assets increased 68 basis points to 6.36%. The acquisition of Heritage increased the average balance of interest earnings assets by $525,322.

Interest expense increased to $47,963 for 2005 as compared to $21,796 for 2004. The average balance of interest bearing liabilities increased $646,693 to $1,859,141 during 2005 as compared to the average balance for 2004. The acquisition of Heritage and the subordinated debentures issued in connection with the acquisition of Heritage increased interest bearing liabilities $407,564. The cost of interest-bearing liabilities increased from 1.80% in 2004 to 2.58% in 2005, or 78 basis points.

Net interest income on a tax equivalent basis increased $5,881, or 11.20%, from $52,522 in 2003 to $58,403 in 2004. Of the tax equivalent increase, an increase of $7,900 due to the favorable growth in net earning assets was offset by the changes in interest rates of $2,019. Interest income grew 7.94% to $80,199 for 2004 from $74,299 from 2003. The growth in interest income was driven by volume, as the average balance in interest earning assets increased $168,617 during 2004, while the tax equivalent yield on earning assets decreased 30 basis points to 5.68%. Interest expense remained flat for 2004 at $21,796 as compared to $21,777 for 2003 despite average interest-bearing liabilities growing 14.38%. The cost of interest-bearing liabilities dropped from 2.05% in 2003 to 1.80% in 2004, or 25 basis points.

Average Earning Assets to Total Average Assets

2005	2004	2003
87.94%	90.01%	90.64%

Average earning assets as a percentage of total average assets are shown above for the years ended December 31, 2005, 2004 and 2003. The decrease in 2005 as compared to 2004 is attributable to $53,027 in intangible assets acquired in connection with our acquisition of Heritage. The decrease in 2004 as compared to 2003 is attributable to $45,208 in intangible assets acquired in connection with our acquisition of Renasant Bancshares. The tax equivalent yields on earning assets were 6.36%, 5.68%, and 5.98% for 2005, 2004 and 2003, respectively.

Loans and Loan Interest Income

Loans are the Company’s most significant earning asset, comprising 68.64%, 66.85% and 60.96% of total assets at December 31, 2005, 2004 and 2003, respectively. The table below sets forth loans outstanding (in thousands), according to loan type, net of unearned income, at December 31:

	2005	2004	2003	2002	2001
Commercial, financial, agricultural	$226,203	$175,571	$140,149	$139,457	$138,420
Lease financing	7,469	10,809	12,148	15,338	16,483
Real estate – construction	169,543	96,404	50,848	37,141	30,564
Real estate – 1-4 family mortgage	566,455	375,698	293,097	293,022	289,395
Real estate – commercial mortgage	597,273	395,048	280,097	277,824	234,177
Installment loans to individuals	79,280	87,950	86,313	96,902	108,997

Total loans net of unearned income	$1,646,223	$1,141,480	$862,652	$859,684	$818,036

As the table above shows, at December 31, 2005 loans increased $504,723, or 44.22%, from December 31, 2004. We experienced strong organic loan growth as total loans, excluding loans acquired in connection with our acquisition of Heritage, grew $115,003, or 10.07%. Loans in the Tennessee region grew $93,582 during 2005. The acquisition of Heritage increased total loans by approximately $389,740.

At December 31, 2004 loans increased $278,828, or 32.32%, from December 31, 2003. Total loans, excluding loans acquired in connection with our acquisition of Renasant Bancshares, grew $100,786, or 11.68%, during 2004. The acquisition of Renasant Bancshares increased total loans by approximately $178,042. 2004 was unusual in terms of the lending environment. We began the year with minimal loan growth, as loans at March 31, 2004 grew 2.30% as compared to December 31, 2003. During the last three quarters of 2004, we experienced increased loan growth as loans, excluding loans acquired in connection with our acquisition of Renasant Bancshares, increased $80,954, or 9.17%.

Average Loan to Deposit Ratio

2005	2004	2003
91.16%	79.77%	74.99%

With the interest rate increases during 2005, our loan portfolio yield increased from 6.08% in 2004 to 6.79% in 2005. The most significant changes occurred in commercial loans, as the average yield increased 97 basis points to 6.76% in 2005 from 5.79% in 2004. Consumer loan yields increased 31 basis points to 7.14% in 2005 from 6.83% in 2004. The repricing of variable-rate loans in the rising interest rate environment during the periods resulted in the increase on loan yields.

Mortgage loans held for sale were $33,496 at December 31, 2005 compared to $2,714 at December 31, 2004. The increase in mortgage loans held for sale since January 1, 2005 is directly attributable to the mortgage loan operations acquired in connection with our acquisition of Heritage on January 1, 2005. Originations of mortgage loans to be sold totaled $434,193 for 2005 as compared to $45,331 for 2004. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Investments and Investment Interest Income

Investment income is the second largest component of interest income. The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing public funds.

Securities by Sector Allocation (at Fair Value)

	2005	2004	2003
U. S. Government agencies	22%	20%	22%
Mortgage-backed securities	43	46	50
Obligations of states and political subdivisions	27	28	23
Trust preferred securities	3	1	2
Equity securities	5	5	3

	100%	100%	100%

In 2005, securities income, on a tax equivalent basis, increased $1,406 to $20,558 from securities income on a tax equivalent basis in 2004. The average balance in the investment portfolio was $420,889, up $26,433, or 6.70%, over 2004. The tax equivalent yield on the investment portfolio was 4.88%, up 2 basis points from 2004.

The balance of our securities portfolio at December 31, 2005 increased $27,453 to $399,034 compared to $371,581 at December 31, 2004. The acquisition of Heritage increased the investment portfolio $94,866. The decline in the investment portfolio, excluding the contribution from the Heritage acquisition, was a result of the Company utilizing the cash flow from its investment portfolio to partially fund loan growth generated during 2005. As the investment portfolio declined, primarily due to routine maturities and calls of securities, the funds received from the routine maturities and calls of securities were used to fund the growth in the loan portfolio rather than being reinvested in the securities portfolio. This caused the decrease in the balance of our securities portfolio. Maturities and calls of securities during 2005 totaled $65,305.

During 2005, we purchased $46,363 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”), which in the aggregate made up approximately 52.65% of the purchases. We favor investments in mortgage-backed securities and CMO’s because of the cash flow these instruments provide for funding loan growth. Furthermore, yields on these securities are generally higher than yields on U.S. Government Agency securities. U. S. Government Agency securities purchased accounted for approximately 20.23%, with the remainder of the purchases being municipal securities.

At December 31, 2005, unrealized losses of $7,695 were recorded on investment securities with a book value of $278,300. These unrealized losses are primarily attributable to changes in interest rates. At December 31, 2005, our investment portfolio mix remained similar to December 31, 2004, with the majority of the portfolio being comprised of mortgage-backed securities.

In 2004, securities income, on a tax equivalent basis, increased $1,979 to $19,152 from securities income on a tax equivalent basis in 2003. The average balance in the investment portfolio was $394,456, up $38,290, or 10.75%, over 2003. The tax equivalent yield on the portfolio was 4.86%, up 4 basis points from 2003. At December 31, 2004, the balance of securities was $371,581, a decrease of $42,689 as compared to December 31, 2003. During 2004, we purchased $113,217 in securities. Maturities and calls totaled $112,068. We sold $66,526 in securities, primarily in mortgage-backed securities. The purchases were primarily mortgage-backed securities and CMO’s, comprising approximately 49% of the purchases. U. S. Government Agency securities purchased accounted for approximately 34%, with the remainder of the purchases being municipal securities. The acquisition of Renasant Bancshares increased our portfolio by $29,062.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $1,868,451, $1,318,677 and $1,133,931 as of December 31, 2005, 2004 and 2003, respectively. The acquisition of Heritage increased the balance of 2005 total deposits by $380,998. Excluding deposits from Heritage, deposits increased $168,766, or 12.80% during 2005. Deposits in the Mississippi and Tennessee regions grew $60,793 and $64,994, respectively, during 2005. Deposits in Alabama grew $42,979 since December 31, 2004, which includes the intentional runoff of approximately $20,000 in brokered deposits. The acquisition of Renasant Bancshares increased the balance of 2004 total deposits by $185,319. Excluding deposits from Renasant Bancshares, deposits decreased slightly from $1,133,931 at December 31, 2003 to $1,133,358 at December 31, 2004. Interest expense for deposits was $35,228, $17,382, and $18,818, for 2005, 2004, and 2003, respectively. The cost of interest-bearing deposits was 2.28%, 1.62%, and 1.93%, for the same periods.

Average Interest-Bearing Deposits to Total Average Deposits

2005	2004	2003
86.74%	85.87%	85.96%

Interest-bearing deposits at December 31, 2005, 2004 and 2003 were $1,618,181, $1,117,755 and $979,852, respectively. Interest-bearing deposits at December 31, 2005, excluding interest-bearing deposits acquired in connection with our acquisition of Heritage, increased 12.98% from December 31, 2004. Time deposits increased $361,864 at December 31, 2005 as compared to December 31, 2004. Approximately 57.35% of the increase in time deposits is attributable to the Heritage acquisition. Interest-bearing deposits at December 31, 2004, excluding interest-bearing deposits acquired in connection with our acquisition of Renasant Bancshares, decreased 2.62% from December 31, 2003. Time deposits, excluding the time deposits acquired in connection with our acquisition of Renasant Bancshares, decreased $40,967 at December 31, 2004 as compared to December 31, 2003. Approximately 54.11% of the decrease in time deposits is attributable to a decrease in public fund time deposits.

Noninterest-bearing deposits were $250,270, $200,922 and $154,079 at December 31, 2005, 2004 and 2003, respectively. The acquisition of Heritage increased the December 31, 2005 balance of non-interest bearing deposits by $25,692 while the acquisition of Renasant Bancshares increased the December 31, 2004 balance of non-interest bearing deposits by $21,959.

The growth in transactional deposit accounts is primarily attributed to the continued success of Haberfeld Associates’ High Performance Checking Account Marketing Program (“HPC”), which we implemented during the second quarter of 2003. The purpose of this program is to attract and retain new deposit clients in a cost efficient manner, providing greater cross-sales opportunities. This program provides the client with a choice of seven value-priced transaction accounts. The cornerstone of this program is the free, full-service checking account.

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

Borrowed Funds and Interest Expense on Borrowings

Interest expense on total borrowings was $12,735, $4,414 and $2,959 for the years ending December 31, 2005, 2004 and 2003, respectively. Total borrowings include advances from the Federal Home Loan Bank (“FHLB”), subordinated debentures, securities sold under agreements to repurchase and treasury, tax and loan accounts.

FHLB advances were $191,481, $109,756 and $90,987 for the years ended December 31, 2005, 2004 and 2003 respectively. The acquisition of Heritage increased our FHLB advances by $91,135. Funds were borrowed from the Federal Home Loan Bank to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans.

During January 2005, we formed PHC Statutory Trust II for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $31,959 issue provided us funds for the cash portion of the Heritage acquisition. The 30-year junior subordinated debentures pay interest quarterly equal to the three-month LIBOR plus 187 basis points. In connection with the Heritage acquisition, we assumed $10,310 in junior subordinated debentures issued by Heritage which pay interest quarterly at a fixed rate of 10.20%. In addition, the Company issued $20,619 in junior subordinated debentures during the fourth quarter of 2003 to provide funds for the Renasant Bancshares acquisition and to meet other capital resource needs. These debentures pay interest quarterly at a rate equal to the three-month LIBOR plus 285 basis points. Interest expense on subordinated debentures was $3,951 for the year ending December 31, 2005 as compared to $982 for the same period in 2004.

The treasury tax and loan account balances for 2005, 2004, and 2003 were $3,805, $3,183, and $6,958, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

Noninterest Income

Noninterest Income (Less Securities Gains/Losses)

to Average Assets Ratio

2005	2004*	2003
1.70%	2.06%	2.31%

*	Ratio does not include the gain on the sale of the credit card portfolio.

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

Noninterest income was $40,216 for the year ending December 31, 2005 compared to $32,287 over 2004. Renasant Bancshares and Heritage contributed $675 and $6,303, respectively, to noninterest income during 2004 and 2005, respectively. As discussed further below, noninterest income for 2004 includes a $1,093 other-than-temporary impairment charge on certain FNMA and FHLMC preferred securities. In addition, noninterest income for 2004 includes a $1,000 gain from the sale of our merchant card servicing business. For 2004, noninterest income was $32,287, an increase of $394 over 2003, or 1.24%.

Charges for deposit services, the primary contributor to noninterest income, were $16,776 for 2005, an increase of $1,421, or 9.25%, from 2004. Service charges on deposits in 2004 were $15,355, an increase of $938 from 2003. The primary reason we have experienced the increases in service charges is attributable to the implementation of the HPC program in 2003. Through the HPC program we have been able to increase the number of service-chargeable deposit accounts. Service charges include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased $3,772 to $11,188 during 2005 as compared to $7,416 for 2004. Mortgage loan fees increased $2,032 during 2005 as compared to 2004 as a result of the mortgage loan operations obtained in the Heritage acquisition. Fees charged on mortgage loans originated for sale include title insurance, underwriting fees and origination fees. Fees recorded from deposit services increased $816, or 34.42%, over similar fees generated for 2004. Income derived from use of our debit cards made up 20.74% of the total fees and commissions for 2005.

Fees and commissions increased $542 to $7,416 in 2004 from $6,874 in 2003. Fees generated from deposit services increased $894, primarily from income derived from use of our debit cards and the sale of alternative financial products (such as mutual funds and annuities). Fees generated from loan services decreased $1,111 from 2003, largely due to a decrease mortgage loan originations.

Income earned on insurance products was $3,573, $3,590 and $3,602 for the years ended December 31, 2005, 2004 and 2003, respectively. Through our insurance agency, Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Contingency income for 2005, 2004 and 2003 was $367, $390 and $138, respectively.

Security gains of $70 for 2005 resulted from the sale of approximately $39,046 in securities. In 2004, we recorded a $1,093 non-cash impairment charge on FNMA and FHLMC preferred stock during 2004. The FNMA and FHLMC preferred stock which we held paid a dividend based on treasury rates that was reset periodically. During the fourth quarter of 2004, these agencies issued new securities as part of a settlement reached with federal regulatory agencies. These newly issued securities had terms which were more favorable than the securities we hold. Prior to the issuance, the fair market value of the securities we hold was below their carrying value due to increases in interest rates. Although the securities we hold are rated AA- and Aa3 by Standard & Poor and Moody’s, respectively, we concluded that the decline in the market value of the securities, in light of the new security issuance, was other-than-temporary. The impairment is shown in the income statement line item “Securities gains (losses)”. Excluding the impairment charge, gains on sale of securities for 2004 were $72.

Gains on the sale of mortgage loans for 2005 were $2,805, an increase of $2,222, from 2004. The increase in gains from sales of mortgage loans is due to the increase in mortgage loan volumes attributable to Heritage’s mortgage loan business. Gains on the sale of mortgage loans for 2004 were $583, a decrease of $714, or 55.05%, from 2003. As mortgage interest rates have slowly increased compared to the historic lows in 2003, homeowner refinancing and mortgage originations have declined. As such, originations of mortgage loans to be sold totaled $45,331 for 2004 as compared to $121,844 in 2003. This revenue has been included in the Consolidated Statements of Income under the caption “Gains on sales of mortgage loans.”

Trust department revenue is reported in the Consolidated Statements of Income in the noninterest income section in the line account “Trust Revenue.” Trust revenue increased 16.12% to $2,493 for 2005 compared to $2,147 for 2004. Continued improvement in the stock market and customers seeking higher yielding investment opportunities given the low interest rate environment fostered the increased activity. Also significant to this increase is the impact and focus from the new management in this area. Training, coupled with better sales goals, helped employees exceed the Company’s plan. The market value of trust assets under management as of December 31, 2005 and 2004 was $403,476 and $399,382, respectively. Trust revenue increased $399 to $2,147 for 2004 compared to $1,748 for 2003.

On June 1, 2004, we sold our interest in and rights to future revenue on credit card merchant agreements involving point of sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). The sale involved approximately 1,000 credit card merchant processing accounts along with an insignificant amount of hardware consisting of approximately 150 credit card terminals and printers. The sale resulted in a gain of approximately $1,000 which has been included in “Other noninterest income” on the Company’s Consolidated Statements of Income. In connection with the sale, Nova assumed financial liability for merchant transactions from the date of the sale. We will no longer continue to receive merchant discount revenue. We will receive referral fees from Nova, although such fees will likely be significantly less than our merchant discount revenue. Revenue from merchant servicing and referral fees was $8, $672 and $1,287 for the years ended December 31, 2005, 2004 and 2003.

Noninterest Expense

Noninterest Expense to Average Assets

2005	2004	2003
3.56%	3.87%	3.88%

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment, and other noninterest expense. Noninterest expense was $83,940, $60,709 and $53,193 for 2005, 2004 and 2003, respectively. The operations of Renasant Bancshares and Heritage increased noninterest expenses $3,399 and $15,476, respectively, during 2005. The operations of Renasant Bancshares increased noninterest expenses $3,796 during 2004.

During 2005, we changed the name of our subsidiary bank, The Peoples Bank & Trust Company, to Renasant Bank, and our insurance agency, The Peoples Insurance Agency, to Renasant Insurance, Inc. In addition, we changed our name to Renasant Corporation. As a result of the name change, we incurred approximately $334 in marketing, legal and printing costs during 2005.

Salaries and employee benefits represented 54.94%, 55.03% and 55.43% of total noninterest expenses at December 31, 2005, 2004 and 2003, respectively. During 2005, salaries and employee benefits increased $12,707 to $46,113 as compared to $33,406 for 2004. The additional salaries and employee benefits expense from Heritage was $8,069 for 2005. The remaining increase in salaries and employee benefits was primarily due to normal annual salary increases and increases in health care benefits.

During 2004, salaries and employee benefits increased $3,920 to $33,406 as compared to $29,486 for 2003. Renasant Bancshares contributed $1,744 in salaries and employee benefits expense during 2004. The remaining increase in salaries and employee benefits was primarily due to normal annual salary increases and staffs at the newly opened Horn Lake and Oxford offices.

Data processing costs decreased $455, or 10.15%, to $4,028 for 2005 from 2004 as a result of synergies realized with the consolidation of Renasant Bancshares’ back office operations and lower costs as a result of renegotiating our contract with our primary vendor.

Data processing costs increased $389, or 9.50%, to $4,483 for 2004 from 2003 as a result of continued technological enhancements, increased account volume as a result of the HPC program and increased processing volume from the acquisition of Renasant Bancshares.

Occupancy expense in 2005 was up $2,208 from 2004. The increase due to the acquisition of Heritage accounted for approximately 74% of the increase. The remainder was due to additional occupancy expense incurred in connection with opening full services branches in Oxford, Mississippi and East Memphis, Tennessee during 2005. As we continue to expand our footprint in our new markets, we will continue to experience gradual increases in our occupancy and equipment expense.

Occupancy expense in 2004 was up $463, or 13.69%, from 2003. The increase due to the acquisition of Renasant Bancshares accounted for approximately 44% of the increase. The remainder was primarily due to additional depreciation and other occupancy costs incurred in connection with opening the new branch in Horn Lake, Mississippi and the loan production office in Oxford, Mississippi.

Computer and equipment expense in 2005 decreased $170 over 2004. Computer and equipment expense in 2004 includes $295 in expenses associated with writing off obsolete equipment no longer in service. Excluding this write-off, the increase in computer and equipment expense is associated with additional equipment expense from the operations of Heritage.

Computer and equipment expense increased $857 over 2003, approximately $140 of which was due to Renasant Bancshares. Excluding additional expenses from the acquisition, depreciation on software, computer equipment and other equipment increased $294, and maintenance and support fees increased $155. As previously discussed, we wrote off approximately $295 of obsolete equipment no longer in service. We replaced some equipment in 2004 because it failed to integrate well when enhancements were made to our platform systems, resulting in processing problems and down-time.

Professional fees for legal and accounting services were $2,268 for 2005 as compared to $1,539 for 2004. The increase in professional fees is primarily due to legal costs associated with the Heritage merger and the aforementioned name change. Professional fees were $1,539 for 2004, a slight decrease as compared to 2003. We expect future professional fees to be in line with 2004 and 2003 levels.

Advertising expense for 2005 was $3,705, up $1,706 from 2004. The increase in advertising expense reflects additional marketing expenses as a result of the Heritage acquisition, the name changes and opening the new branches in Oxford and East Memphis. Advertising expense for 2004 was comparable to 2003, up $42, or 2.15%, inclusive of advertising costs associated with the acquisition of Renasant Bancshares.

Amortization of intangible assets increased $1,243 to $2,258 for 2005 compared to $1,015 for 2004. Amortization of intangible assets increased $522 to $1,015 for 2004 compared to $493 for 2003. In connection with the Heritage and Renasant Bancshares acquisition, we recorded $5,224 and $5,801, respectively, in finite-lived intangible assets. These intangible assets are being amortized over their estimated useful lives, which range between 5-10 years.

Efficiency Ratio

2005	2004	2003
67.71%	66.93%	63.16%

The efficiency ratio is a standard performance measurement tool which encompasses tax equivalent net interest income, noninterest income (excluding security gains or losses) and noninterest expense. Our efficiency ratio increased in 2005 from 2004. This increase resulted primarily from an increase in non-interest expenses due to the Heritage acquisition. Our efficiency ratio increased in 2004 from 2003. This increase resulted primarily from an increase in non-interest expenses due to the Renasant Bancshares acquisition and compliance with the Sarbanes-Oxley Act of 2002.

Income Taxes

Income tax expense for 2005, 2004 and 2003 was $9,503, $6,816 and $6,839, respectively. The effective tax rates for those years were 28.19%, 26.98% and 27.33%, respectively. The effective tax rate for 2004 is down due to tax decreases as a result of tax planning and our continued investment in tax-exempt securities, and tax-free leases and loans. In 2005 and 2003, we recorded a nontaxable death benefit from life insurance.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

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

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under FASB Statement 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under FASB Statement 114, “Accounting by Creditors for Impairment of a Loan”. The balance of these loans determined as impaired under FASB Statement No. 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation, and historical losses that are inherent in the loan portfolio. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $18,363 and $14,403 at December 31, 2005 and 2004, respectively.

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is mandated by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loan and loss management committees and a Board of Directors loan committee. In addition, we maintain a loan review staff.

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

The allowance for loan losses is established after input from management, loan review and the Loss Management Committee. An evaluation of the adequacy of the allowance is calculated quarterly and based on the types of loans, the credit risk in the portfolio, economic conditions and trends within each of these factors.

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

On a monthly basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans, and the allowance coverage on nonperforming loans. In addition, management reviews past due ratios by officer, community bank and Company.

Provision for Loan Losses to Average Loans

2005	2004	2003
.18%	.15%	.32%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $2,990, $1,547 and $2,713 for 2005, 2004 and 2003, respectively. Factors considered in management’s assessment for the periods presented include the risk rating of individual credits, the size and diversity of our loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

During the fourth quarter of 2004, we sold approximately $10,465 of commercial and commercial real estate loans for $8,922. One loan with a balance of $640 was classified as nonperforming at the time it was sold. The credit quality of the other loans, while not classified as nonperforming, had declined below our desired credit standards. As such, we had established a reserve in the allowance for loan losses for the loans sold of $2,246. Upon disposition, we charged-off $1,634 against the allowance for loan losses. Existing reserves on these loans exceeded the amount charged-off as a result of the sale by approximately $612. The excess of allocated allowance for loan losses over the amount charged-off was reversed in the period of sale.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2005 were $3,244, or .20% as a percentage of average loans. The foreclosure in the first quarter of 2005 on the collateral securing the one credit relationship, as discussed in more detail later in this section, resulted in charge-offs of $906 for the year ending December 31, 2005. Excluding the charge-offs related to this one credit, net charge-offs as a percentage of average loans were .14% for the 2005. All amounts charged-off related to this one credit relationship had been fully reserved in the allowance for loan losses.

Net charge-offs for 2004 and 2003 were $3,221 and $1,684, respectively. The net charge-off ratio for 2004 was .32% and for 2003 was .20%. As discussed above, we sold approximately $10,465 of commercial and commercial real estate loans during the fourth quarter of 2004. In connection with the sale of these loans, we charged-off $1,634. This charge-off represented 45% of the total charge-offs and .16% of average loans for the year.

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2005	2004	2003	2002	2001
Balance at beginning of year	$14,403	$13,232	$12,203	$11,354	$10,536

Addition from acquisition	4,214	2,845	—	—	—

Provision for loan losses	2,990	1,547	2,713	4,350	4,790

Charge-offs
Commercial, financial, agricultural	467	1,685	511	1,025	951
Real estate – construction	141	—	—	142	59
Real estate – 1-4 family mortgage	2,027	1,083	488	876	968
Real estate – commercial mortgage	419	125	530	1,096	751
Installment loans to individuals	832	724	514	1,028	1,574

Total charge-offs	3,886	3,617	2,043	4,167	4,303

Recoveries
Commercial, financial, agricultural	71	132	52	81	39
Real estate – construction	32	—	—	51	1
Real estate – 1-4 family mortgage	279	66	68	157	25
Real estate – commercial mortgage	35	8	50	69	19
Installment loans to individuals	225	190	189	308	247

Total recoveries	642	396	359	666	331

Net charge-offs	3,244	3,221	1,684	3,501	3,972

Balance at end of year	$18,363	$14,403	$13,232	$12,203	$11,354

Net charge-offs to:
Loans-average	.20%	.32%	.20%	.42%	.49%
Allowance for loan losses	17.67%	22.36%	12.73%	28.69%	34.98%
Allowance for loan losses to:
Loans-year end	1.12%	1.26%	1.53%	1.42%	1.39%
Nonperforming loans	266.52%	166.30%	181.09%	338.22%	178.63%

Nonperforming loans to:
Loans-year end	.38%	.76%	.85%	.42%	.78%
Loans-average	.39%	.87%	.86%	.43%	.78%

The allowance for loan losses as a percentage of loans was 1.12% at December 31, 2005 as compared to 1.26% at December 31, 2004. The reduction of the allowance for loan losses as a percentage of loans was caused by our improved credit quality and growth in the loan portfolio. SOP 03-3 prohibits the carryover of an allowance for loan loss for loans acquired in which the acquirer concludes that the acquirer will not collect the contractual payments. Certain loans acquired as a part of our acquisition of Heritage experienced credit deterioration since date of origination to the date of acquisition. These loans, which had an outstanding balance of $18,739 at the date of acquisition, are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represents their future cash flows. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The Company did not increase the provision for loan losses through a charge to the income statement for these loans during 2005.

Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually past due 90 days, on which interest continues to accrue. Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the Loss Management Committee and our loan review staff closely monitor loans that are considered to be nonperforming. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates, or deferral of interest or principal payments. The following table shows the principal amounts of nonperforming and restructured loans at December 31:

(In Thousands)	2005	2004	2003	2002	2001
Nonperforming loans:
Nonaccruing	$3,984	$6,443	$4,624	$1,417	$614
Accruing loans past due 90 days or more	2,306	2,228	2,683	2,191	5,742

Total nonperforming loans	6,290	8,671	7,307	3,608	6,356
Restructured loans	116	760	384	—	—

Total nonperforming and restructured loans	$6,406	$9,431	$7,691	$3,608	$6,356

Interest income foregone	$10	$265	$6	—	—

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current terms of the loan have been reflected in the table above. Approximately 65.42% of the December 31, 2004 nonaccrual loans balance was attributable to one large credit relationship. The relationship was secured by income producing real estate properties. In the first quarter of 2005, we foreclosed on the collateral securing this relationship. As a result, the nonaccrual balance was reduced $4,129 as we brought to final resolution this one problem credit relationship. During 2005, a large portion of the properties securing this relationship were sold to third-party buyers.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

(In Thousands)	2005	2004	2003	2002	2001
Commercial, financial, agricultural	$4,484	$3,437	$3,158	$2,724	$6,838
Lease financing	22	97	89	279	330
Real estate – construction	577	447	411	343	—
Real estate – 1-4 family mortgage	6,199	4,638	4,243	3,969	942
Real estate – commercial mortgage	6,216	4,854	4,459	3,634	762
Installment loans to individuals	865	930	854	1,055	2,346
Unallocated	—	—	18	199	136

Total	$18,363	$14,403	$13,232	$12,203	$11,354

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans at December 31 for each of the years presented:

(In Thousands)	2005	2004	2003	2002	2001
Specific reserves	$3,985	$2,786	$2,630	$1,806	$1,289
Allocated reserves based on loan grades	14,378	11,617	10,584	10,198	9,929
Unallocated	—	—	18	199	136

Total	$18,363	$14,403	$13,232	$12,203	$11,354

Loan Concentrations

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

	2005	2004	2003	2002	2001
Commercial, financial, agricultural	13.74%	15.38%	16.25%	16.22%	16.92%
Lease financing	0.45	0.95	1.41	1.78	2.01
Real estate – construction	10.30	8.45	5.89	4.32	3.74
Real estate – 1-4 family mortgage	34.41	32.91	33.98	34.08	35.38
Real estate – commercial mortgage	36.28	34.61	32.47	32.32	28.63
Installment loans to individuals	4.82	7.70	10.00	11.28	13.32

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2004, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

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

We have an Asset/Liability Committee (“ALCO”) which is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset-liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on our net interest income and net portfolio value (“NPV”) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a more rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. The NPV measures our long-term earnings exposure from changes in market rates of interest. NPV is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in NPV due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet. The following rate shock analysis depicts the estimated impact on net interest income and NPV of immediate changes in interest rates at the specified levels at December 31:

	Percentage Change In:
Change in Interest Rates (In Basis Points)	Net Interest Income (1)		Net Portfolio Value (2)
	2005	2004	2005	2004
+200	5.2%	(4.3)%	4.6%	(15.7)%
+100	2.7%	(1.9)%	2.7%	(8.0)%
-100	(5.5)%	(2.2)%	(10.0)%	5.7%
-200	(15.3)%	(6.5)%	(15.6)%	12.9%

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents our NPV in a stable interest rate environment versus the NPV in the various rate scenarios.

The balance sheet structure as of December 31, 2005 indicates we are asset sensitive. To mitigate our interest rate risk in the rising rate environment, we implemented a strategy of concentrating our loan growth in the form of variable products while extending the terms of the funding. The results of the interest rate shock analysis are within the limits set by the Board of Directors. The above scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. Recently, it has been the Federal Reserve Board’s policy to adjust the target federal funds rate over a period of time in 25 basis point increments. As interest rates are adjusted gradually over a period of time, we are able to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.

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

Core deposits are a major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. This is evidenced by our increase in core deposits during 2005, even when our acquisition of Heritage is excluded. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with ALCO targets.

Our security portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow equal to 5.57% of the carrying value of the total securities portfolio. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Although, we did not have any federal funds purchased outstanding at December 31, 2005, we did utilize federal funds purchased during the year for short-term liquidity needs. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs. The total amount of remaining credit available to us from the FHLB was $530,174. As of December 31, 2005, our outstanding balance with the FHLB was $191,481. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At December 31, 2005, there were no amounts outstanding under these lines of credits.

At December 31, 2005, our total cost of funds, including noninterest bearing demand deposit accounts, was 2.29%, up from 1.57% at December 31, 2004. Noninterest bearing demand deposit accounts made up approximately 11.26% of our average total deposits and borrowed funds at that date, comparable to 14.13% at December 31, 2004. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 32.39% of our funds for 2005 and had an average cost of 1.27%. Another significant source of funds was time deposits, making up 41.31% of the total deposits and borrowed funds with an average cost of 3.08% for 2005, compared to 39.52% of the total with an average cost of 2.34% at December 31, 2004. FHLB advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 10.86% of our average total deposits and borrowed funds with an average cost of 3.54%.

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

Cash and cash equivalents were $95,863 at December 31, 2005, compared to $56,025 at December 31, 2004. Cash used in investing activities for the year ended December 31, 2005, was $103,086, compared to $65,409 for the same period of 2004. During 2005, the company used $135,516 to fund loan growth as compared to $112,541 for 2004. Further, proceeds from the sale and maturity of our investment portfolio decreased $74,243 for 2005 as compared to 2004.

Cash provided by financing activities for the year ended December 31, 2005, was $93,219, compared to $43,864 for the same period of 2004. During 2005, the Company generated cash flow of $168,811 through deposit growth. Cash flow from deposits was the primary source to fund the loan growth in 2005. Our ability to grow deposits also allowed us to place less reliance on other borrowed funds as we paid down $224,388 in short and long-term borrowings.

The Company acquired Renasant Bancshares on July 1, 2004. The aggregate transaction value, including transaction expenses and the dilutive impact of Renasant Bancshares’ options and warrants assumed by the Company, was approximately $60,290. In accordance with the merger agreement, the Company delivered to Renasant Bancshares shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Renasant Bancshares common stock owned by a shareholder. The cash portion of the merger consideration was $26,128 and was funded with proceeds from the issuance of Junior Subordinated Debentures under PHC Statutory Trust I and a special dividend from the Bank. The Company issued 802,094 shares of its common stock in the transaction, totaling approximately $27,720. These shares were registered under the Securities Act of 1933, as amended.

The Company completed the acquisition of Heritage on January 1, 2005. The aggregate transaction value, including transaction expenses and the dilutive impact of Heritage’s options assumed by the Company, was approximately $75,658. In accordance with the merger agreement, the Company delivered to Heritage shareholders either cash, Company common stock, or a combination of cash and Company common stock, in exchange for the shares of Heritage common stock owned by a shareholder. The cash portion of the merger consideration was $23,055, and was funded with proceeds from the issuance of $31,959 in junior subordinated debentures to PHC Statutory Trust II. The Company issued 1,369,588 shares of its common stock in the transaction, totaling approximately $45,333. These shares were registered under the Securities Act of 1933, as amended.

The Company plans to open a full-service community bank in Collierville, Tennessee during the first quarter of 2006. The Company expects to incur approximately $900 in capital expenditures in connection with this opening.

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

The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2005 were $401,711 and $24,491, respectively. Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon.

For more information about the Company’s off-balance sheet transactions, see Note I, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” to the Consolidated Financial Statements of the Company.

Contractual Obligations

(In Thousands)

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

	Note Reference	Payments Due In:
		One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)		$939,733	$—	$—	$—	$939,733
Time deposits(2)	E	600,504	296,786	31,088	340	928,718
Treasury tax and loan account(2)	F	3,805	—	—	—	3,805
Securities sold under agreements to repurchase(2)	F	6,854	—	—	—	6,854
Federal Home Loan Bank advances (2)	G	64,297	75,239	11,380	40,565	191,481
Junior subordinated debentures(2)	G	—	—	—	64,365	64,365
Operating leases		1,272	1,980	1,582	4,639	9,473
Purchase obligations(3)		900	—	—	—	900

The Note Reference above refers to the applicable footnote in Item 8, “Financial Statements and Supplementary Data”.

(1)	Excludes interest.

(2)	Includes accrued interest payable on obligations as of December 31, 2005.
(3)	Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for capital expenditures for new branches and renovation to existing facilities.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $235,440 and $179,042 at December 31, 2005 and 2004, respectively, representing a 31.50% increase. Book value per share was $22.88 and $19.79 at December 31, 2005 and 2004, respectively. The acquisition of Heritage increased shareholders’ equity at December 31, 2005 by 28.72%, while the Renasant Bancshares acquisition increased shareholders’ equity at December 31, 2004 by 24.34%. The remainder of the growth in capital was attributable to earnings retention, less unrealized securities losses, dividends declared and treasury shares purchased.

To improve the liquidity and trading volume of our common stock, we issued a three for two stock split during the fourth quarter of 2003. Although certain components of shareholders’ equity were adjusted, the stock split did not result in a change to total shareholders’ equity.

The Company has a share repurchase plan in place. The plan was adopted in September 2002, and authorizes the repurchase of 1,396,687 shares of the Company’s common stock, subject to a monthly purchase limit of $2,000,000. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the Board of Directors. As of December 31, 2005, 176,504 shares remain authorized for repurchase. Shares repurchased are held for reissue in connection with stock compensation plans and for general corporate purposes. Approximately 288,244 and 44,932 shares of stock were purchased during 2005 and 2004, respectively, for a total purchase price of $8,963 and $1,423, respectively.

During January 2005, we formed PHC Statutory Trust II for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $31,959 issue provided us funds for the cash portion of the Heritage acquisition. The 30-year junior subordinated debentures pay interest quarterly equal to the three-month LIBOR plus 187 basis points. In connection with the Heritage acquisition, we assumed $10,310 in junior subordinated debentures issued by Heritage which pay interest quarterly at a fixed rate of 10.20%. The principal amount of the junior subordinated debentures is due in 2031. During 2003, we formed PHC Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third party investors and investing the proceeds from the sale of such capital securities in floating rate junior debentures of the Company. The $20,619 issue provided us with funds for the cash portion of the Renasant Bancshares acquisition. The 30-year junior subordinated debentures pay interest quarterly equal to the three-month LIBOR plus 285 basis points. All of the junior subordinated debentures described in this paragraph are included in Tier I capital at December 31, 2005. The debentures issued by PHC Statutory Trust I are included in Tier I capital at December 31, 2004. FASB Interpretation No. 46 raised questions about whether the debentures issued by an unconsolidated subsidiary trust will continue to be included in Tier 1 capital. The Federal Reserve Board issued new guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to our junior subordinated debentures, that are includable in Tier 1 capital. The new guidance, which becomes effective in March 2009, is not expected to impact the amount of debentures we include in Tier 1 capital.

The Federal Reserve, the FDIC and the OCC have issued guidelines for governing the levels of capital that banks are to maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier I Capital to Average Assets (Leverage)	Tier I Capital to Risked – Weighted Assets	Total Capital to Risked – Weighted Assets
Well Capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of December 31, 2005:

	Consolidated	Bank
Tier I Capital (to average assets)	8.73%	8.58%
Tier I Capital (to risk-weighted assets)	11.31%	11.11%
Total Capital (to risk-weighted assets)	12.35%	12.16%

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to Note K, “Restrictions on Cash, Bank Dividends, Loans, or Advances,” in the Notes to Consolidated Financial Statements of the Company for a detailed discussion of the federal and state restrictions on the Bank’s ability to transfer funds to the Company.

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

RENASANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004, and 2003

Report on Management’s Assessment of

Internal Control over Financial Reporting

Renasant Corporation (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an assessment of the Company’s system of internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Horne LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this annual report.

E. Robinson McGraw	Stuart R. Johnson
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 1, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheet of Renasant Corporation and its subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. We also have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Renasant Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

To the Board of Directors and Shareholders

Renasant Corporation

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by COSO.

Jackson, Mississippi
March 1, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Renasant Corporation (formerly The Peoples Holding Company)

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheet of Renasant Corporation and subsidiaries (formerly The Peoples Holding Company) as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renasant Corporation and subsidiary (formerly The Peoples Holding Company) at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama
March 3, 2005

Renasant Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2005	2004
Assets
Cash and due from banks	$69,335	$52,096
Interest-bearing balances with banks	26,528	3,929

Cash and cash equivalents	95,863	56,025

Securities available for sale	399,034	371,581

Mortgage loans held for sale	33,496	2,714

Loans, net of unearned income	1,646,223	1,141,480
Allowance for loan losses	(18,363)	(14,403)

Net loans	1,627,860	1,127,077

Premises and equipment, net	42,162	33,998
Intangible assets, net	100,832	50,424
Other assets	98,456	65,726

Total assets	$2,397,702	$1,707,545

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$250,270	$200,922
Interest-bearing	1,618,181	1,117,755

Total deposits	1,868,451	1,318,677

Federal funds purchased	—	51,500
Federal Home Loan Bank advances	191,481	109,756
Junior subordinated debentures	64,365	20,619
Other borrowed funds	10,659	9,672
Other liabilities	27,306	18,279

Total liabilities	2,162,262	1,528,503

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 and 0 shares authorized; no shares issued and outstanding	—	—
Common stock, $5 par value – 75,000,000 and 15,000,000 shares authorized, 11,489,549 and 10,119,961 shares issued as of December 31, 2005 and 2004, respectively; 10,289,510 and 9,046,997 shares outstanding as of December 31, 2005 and 2004, respectively	57,448	50,600
Treasury stock, at cost	(26,988)	(21,621)
Additional paid-in capital	111,756	67,545
Retained earnings	96,903	81,720
Accumulated other comprehensive income (loss)	(3,679)	798

Total shareholders’ equity	235,440	179,042

Total liabilities and shareholders’ equity	$2,397,702	$1,707,545

See notes to consolidated financial statements.

Renasant Corporation

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year Ended December 31,
	2005	2004	2003
Interest income
Loans	$109,940	$60,411	$56,366
Securities:
Taxable	13,262	11,968	9,682
Tax-exempt	4,482	4,468	4,529
Other	705	177	233

Total interest income	128,389	77,024	70,810

Interest expense
Deposits	35,228	17,382	18,818
Borrowings	12,735	4,414	2,959

Total interest expense	47,963	21,796	21,777

Net interest income	80,426	55,228	49,033
Provision for loan losses	2,990	1,547	2,713

Net interest income after provision for loan losses	77,436	53,681	46,320

Noninterest income
Service charges on deposit accounts	16,776	15,355	14,417
Fees and commissions	11,188	7,416	6,874
Insurance commissions	3,573	3,590	3,602
Trust revenue	2,493	2,147	1,748
Securities gains (losses)	70	(1,021)	191
BOLI income	1,574	1,176	1,169
Merchant discounts	8	672	1,287
Gains on sales of mortgage loans	2,805	583	1,297
Other	1,729	2,369	1,308

Total noninterest income	40,216	32,287	31,893

Noninterest expense
Salaries and employee benefits	46,113	33,406	29,486
Data processing	4,028	4,483	4,094
Net occupancy	6,053	3,845	3,382
Equipment	3,779	3,949	3,092
Professional fees	2,268	1,539	1,563
Advertising	3,705	1,999	1,957
Intangible amortization	2,258	1,015	493
Other	15,736	10,473	9,126

Total noninterest expense	83,940	60,709	53,193

Income before income taxes	33,712	25,259	25,020
Income taxes	9,503	6,816	6,839

Net income	$24,209	$18,443	$18,181

Basic earnings per share	$2.33	$2.15	$2.20

Diluted earnings per share	$2.31	$2.14	$2.19

See notes to consolidated financial statements

Renasant Corporation

Consolidated Statements of Shareholders’ Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2003	8,361,541	$46,589	$(17,556)	$39,930	$58,407	$5,408	$132,778

Comprehensive income:
Net income					18,181		18,181
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($1,414))						(2,283)	(2,283)
Less reclassification adjustment for gains realized in net income (net of tax of ($73))						(118)	(118)

Comprehensive income					18,181	(2,401)	15,780
Cash dividends ($0.75 per share)					(6,227)		(6,227)
Payment of fractional shares on stock dividend					(19)		(19)
Stock option compensation				327			327
Treasury stock purchased	(167,015)		(5,014)				(5,014)

Balance at December 31, 2003	8,194,526	$46,589	$(22,570)	$40,257	$70,342	$3,007	$137,625

Comprehensive income:
Net income					18,443		18,443
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($1,341))						(2,165)	(2,165)
Less reclassification adjustment for gains realized in net income (net of tax of ($28))						(44)	(44)

Comprehensive income					18,443	(2,209)	16,234
Cash dividends ($0.82 per share)					(7,065)		(7,065)
Shares issued in Renasant Bancshares acquisition	802,094	4,011		23,709			27,720
Valuation of Renasant Bancshares options and warrants				5,773			5,773
Exercise of stock based compensation	95,309		2,372	(2,705)			(333)
Stock option compensation				511			511
Treasury stock purchased	(44,932)		(1,423)				(1,423)

Balance at December 31, 2004	9,046,997	$50,600	$(21,621)	$67,545	$81,720	$798	$179,042

Comprehensive income:
Net income					24,209		24,209
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($2,747))						(4,434)	(4,434)
Less reclassification adjustment for gains realized in net income (net of tax of ($27))						(43)	(43)

Comprehensive income					24,209	(4,477)	19,732
Cash dividends ($0.87 per share)					(9,026)		(9,026)
Shares issued in Heritage acquisition	1,369,588	6,848		38,485			45,333
Valuation of Heritage options				6,081			6,081
Exercise of stock based compensation	161,169		3,596	(1,036)			2,560
Stock option compensation				680			680
Treasury stock purchased	(288,244)		(8,963)				(8,963)

Balance at December 31, 2005	10,289,510	$57,448	$(26,988)	$111,756	$96,903	$(3,679)	$235,440

See notes to consolidated financial statements.

Renasant Corporation

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$24,209	$18,443	$18,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,990	1,547	2,713
Depreciation, amortization and accretion	8,104	6,338	7,536
Deferred income taxes	1,804	1,646	437
Funding of loans held for sale	(434,193)	(45,331)	(119,023)
Proceeds from sales of mortgage loans	436,999	45,914	120,320
Gain on sales of securities	(70)	(72)	(102)
Impairment on securities available for sale	—	1,093	—
Gain on sale of merchant business	—	(1,000)	—
Gains on sales of mortgage loans	(2,805)	(583)	(1,297)
Loss on sales of premises and equipment	(220)	290	91
Stock option compensation	680	511	327
Decrease (increase) in other assets	5,736	(2,465)	(2,343)
Increase (decrease) in other liabilities	6,471	(2,240)	(2,793)

Net cash provided by operating activities	49,705	24,091	24,047

Investing activities
Purchases of securities available for sale	(46,363)	(113,217)	(286,651)
Proceeds from sales of securities available for sale	39,046	66,526	39,479
Proceeds from call/maturities of securities available for sale	65,305	112,068	169,989
Proceeds from sale of merchant business	—	1,000	—
Proceeds from sale of loans	—	8,922	—
Net increase in loans	(135,516)	(112,541)	(4,346)
Proceeds from sales of premises and equipment	1,748	169	7
Purchases of premises and equipment	(7,978)	(4,662)	(5,176)
Net cash paid in business combination	(19,328)	(23,674)	—

Net cash used in investing activities	(103,086)	(65,409)	(86,698)

Financing activities
Net increase in noninterest-bearing deposits	23,656	25,058	6,514
Net increase (decrease) in interest-bearing deposits	145,155	(25,937)	28,369
Net (decrease) increase in short-term borrowings	(103,194)	42,214	29,087
Proceeds from Federal Home Loan Bank advances	166,122	26,155	28,050
Repayment of Federal Home Loan Bank advances	(121,194)	(18,153)	(23,371)
Purchase of treasury stock	(8,963)	(1,423)	(5,014)
Cash paid for dividends	(10,923)	(5,168)	(6,246)
Cash received on exercise of options	2,560	1,118	—

Net cash provided by financing activities	93,219	43,864	57,389

Net increase (decrease) in cash and cash equivalents	39,838	2,546	(5,262)
Cash and cash equivalents at beginning of year	56,025	53,479	58,741

Cash and cash equivalents at end of year	$95,863	$56,025	$53,479

Supplemental disclosures
Cash paid for interest	$43,429	$21,744	$22,649
Cash paid for income taxes	6,355	6,748	6,415
Noncash transactions:
Transfers of loans to other real estate	6,653	1,081	1,675
Common stock issued and fair value of stock options assumed in business combinations	51,414	33,493	—

See notes to consolidated financial statements

Renasant Corporation

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

(In Thousands Except Per Share Data)

Nature of Operations: Renasant Corporation (formerly known as The Peoples Holding Company and referred to herein as the “Company”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company), a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.), a Mississippi corporation and a wholly-owned subsidiary of Renasant Bank with operations in Mississippi. On March 31, 2005, Renasant Bank of Tennessee, a Tennessee-chartered bank and indirect wholly-owned subsidiary of the Company, was merged into Renasant Bank, and Renasant Bank survived the merger. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its full service offices located throughout north Mississippi, southwest and central Tennessee and north Alabama.

On December 16, 2004, the Company announced that the board of directors of The Peoples Bank & Trust Company approved a plan to change the name of “The Peoples Bank & Trust Company” to “Renasant Bank” and the name of “Renasant Bank” to “Renasant Bank of Tennessee”. The name changes were effective on February 1, 2005. As such, The Peoples Bank & Trust Company is referred to as Renasant Bank and Renasant Bank is referred to as Renasant Bank of Tennessee throughout the remainder of the financial statements. On December 16, 2004, the board of directors of the Company approved a plan to change the name of the Company from “The Peoples Holding Company” to “Renasant Corporation”. The change of the Company’s name was approved by the shareholders at the annual meeting held on April 19, 2005 and was effective on the same date.

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

Consolidation: Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”, requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. The Company’s consolidated financial statements include accounts of Renasant Bank, a wholly-owned subsidiary of the Company, and Renasant Insurance, Inc., a wholly-owned subsidiary of Renasant Bank. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Interpretation No. 46 Revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“VIE”), indicates when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company is not the primary beneficiary of such an entity.

Renasant Corporation

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

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

Securities: Debt securities are classified as held to maturity when purchased if management has the intent and ability to hold the securities to maturity. The Company has no held to maturity securities. Securities not classified as held to maturity or trading are classified as available for sale. Presently, the Company has no intention of establishing a trading classification. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within shareholders’ equity.

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

Management periodically reviews the security portfolio for impairment based upon a number of factors, including but not limited to, length of time and extent to which the fair value has been less than cost, the likelihood of the security’s ability to recover any decline in its fair value, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, and ability to retain the security for a period of time sufficient to allow for recovery in fair value.

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

Mortgage Loans Held for Sale: At December 31, 2005 and 2004, mortgage loans held for sale represented residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified separately on the balance sheet. Loans to be sold are locked in at the contractual rate upon closing, thereby eliminating any interest rate risk for the Company. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These gains and losses are classified under the caption “Gains on sales of mortgage loans” on the statements of income.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Renasant Bank defers certain nonrefundable loan origination fees as well as the direct costs of originating or acquiring loans. The deferred fees and costs are then amortized on a straight-line basis over the term of the note for all loans with payment schedules. Those loans with no payment schedule are amortized using the interest method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance.

Renasant Corporation

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

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

Before funds are advanced on all consumer and certain commercial loans above certain dollar thresholds, loans are reviewed and scored by our underwriters. Lending personnel classify all loans into risk grades, which are assigned based on the scoring of the loans that are funded. These grades are continuously updated and used in the calculation of the adequacy of the allowance for loan losses. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loan review personnel monitor the grades assigned to loans through periodic examination. Allowance factors established by management are multiplied by loan balances for each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our historical loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, and premises. The annual provisions for depreciation and amortization have been computed primarily using estimated lives of forty years for premises, seven years for furniture and equipment and three to five years for computer equipment. Leasehold improvements are amortized over the period of the leases or the estimated useful lives of the improvements, whichever is shorter.

Renasant Corporation

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Other Real Estate: Other real estate of $4,299 and $2,324 at December 31, 2005 and 2004, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses.

Goodwill and Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2005 or 2004. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives.

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by Renasant Bank on certain employees, with Renasant Bank being listed as the primary beneficiaries. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. Changes in the value of the cash surrender value of the policies are reflected under the caption “BOLI income” on the statements of income.

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

Income Taxes: Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries file a consolidated federal income tax return. Renasant Bank provides for income taxes on a separate-return basis and remits to the Company amounts determined to be currently payable.

Derivative Instruments and Hedging Activities: The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan may be locked into for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Mortgage loan commitments are derivatives; however, they do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), as amended. Accordingly, the mortgage loan commitments are recorded at fair value, and changes are recorded in earnings. The market value of the mortgage loan commitments are based on readily available market values, obtained in the open market from mortgage investors. These market values reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company. Gains and losses arising from the valuation of the mortgage loan commitments are reflected under the caption “Gains on sales of mortgage loans” on the statements of income.

Treasury Stock: The Company has an active repurchase plan for the acquisition of its common stock. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Renasant Corporation

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Stock-Based Compensation: In 2002, the Company adopted the fair value method of recording stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Compensation expense for option awards is determined based on the estimated fair value of the award at the date of grant and is recognized in the statement of income over the option’s vesting period. Stock option expense is included under the caption “Salaries and employee benefits” on the statements of income and totaled $680, $511 and $327 for the years ended December 31, 2005, 2004 and 2003, respectively.

Earnings Per Common Share: Earnings per common share are obtained by dividing net income available to common shareholders by weighted-average outstanding shares of common stock. The diluted calculation of earnings per common share is obtained by dividing net income by the weighted-average outstanding shares of common stock adjusted for effects of stock options. See Note S, “Net Income Per Common Share”, for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Prior period share and per share data have been restated to reflect a three-for-two stock split effected in the form of a share dividend on December 1, 2003.

Sale of Merchant Card Servicing Business: On June 1, 2004, we sold our interest in and rights to future revenue on credit card merchant agreements involving point-of-sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). The sale involved approximately 1,000 credit card merchant processing accounts along with an insignificant amount of hardware, consisting of approximately 150 credit card terminals and printers. In connection with the sale, Nova assumed financial liability for merchant transactions from the date of the sale. We will no longer continue to receive merchant discount revenue, however, we will receive referral fees from Nova. Revenue from merchant card servicing and referral fees is shown under the caption “Merchant discounts” on the income statement and was $8, $672 and $1,287 for the years ended December 31, 2005, 2004 and 2003, respectively. In connection with the sale of the merchant card servicing business, we recognized a $1,000 gain in 2004. This gain is included under the caption “Other” in the noninterest income section on the statements of income.

Impact of Recently-Issued Accounting Standards: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 prohibits the carryover of an allowance for loan losses on certain loans acquired in a purchase business combination. Increases in expected cash flows to be collected from the contractual cash flows will be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows will be recognized as an impairment. This accounting guidance is effective for loans acquired in fiscal years subsequent to December 15, 2004. The Company applied this guidance to the loan portfolio acquired in connection with the Heritage acquisition.

In December 2004, FASB issued a revision to Statement 123 (“Statement 123R”). The newly revised guidance establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement are effective January 1, 2006 for all equity awards granted after the effective date. In 2002, the Company adopted the provisions of Statement 123 and began recognizing compensation expense in the income statement, based on the estimated fair value of all awards granted to employees. Statement 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s financial condition or results of operations. The assumptions used in calculating the fair value of share-based compensation are provided in Note L, “Employee Benefits and Deferred Compensation Plans”.

In November 2005, the FASB issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). This guidance provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2005 and the required disclosures are provided in Note B, “Securities”.

Renasant Corporation

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

In May 2005, FASB issued Statement 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, results of operations, or liquidity.

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
Obligations of other U. S. Government agencies and corporations	$89,489	$—	$(2,290)	$87,199
Mortgage-backed securities	176,498	472	(3,872)	173,098
Obligations of states and political subdivisions	106,766	1,110	(1,533)	106,343
Trust preferred securities	12,464	54	—	12,518
Other equity securities	19,775	101	—	19,876

	$404,992	$1,737	$(7,695)	$399,034

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Obligations of other U. S. Government agencies and corporations	$75,139	$67	$(459)	$74,747
Mortgage-backed securities	173,077	1,304	(2,518)	171,863
Obligations of states and political subdivisions	101,399	3,119	(408)	104,110
Corporate bonds	503	—	—	503
Trust preferred securities	3,027	189	—	3,216
Other equity securities	17,142	—	—	17,142

	$370,287	$4,679	$(3,385)	$371,581

Renasant Corporation

Notes to Consolidated Financial Statements

Note B – Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
Obligations of other U.S. Government agencies and corporations	$88,100	$1,040	$(326)	$88,814
Mortgage-backed securities	207,046	1,820	(770)	208,096
Obligations of states and political subdivisions	92,581	3,894	(86)	96,389
Trust preferred securities	6,782	188	(5)	6,965
Other equity securities	14,655	—	(649)	14,006

	$409,164	$6,942	$(1,836)	$414,270

Gross gains on sales of securities available for sale for 2005, 2004 and 2003, were $138, $462 and $237, respectively. Gross losses on sales of securities available for sale for 2005, 2004 and 2003, were $68, $390 and $46, respectively. At December 31, 2005 and 2004, securities with a carrying value of approximately $233,470 and $145,696, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $18,248 and $9,986 were pledged as collateral for short-term borrowings at December 31, 2005 and 2004, respectively.

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2005
Obligations of other U. S. Government agencies and corporations	$50,134	$(1,151)	$37,065	$(1,139)	$87,199	$(2,290)
Mortgage-backed securities	76,670	(1,452)	73,681	(2,420)	150,351	(3,872)
Obligations of states and political subdivisions	22,875	(910)	17,875	(623)	40,750	(1,533)

Total	$149,679	$(3,513)	$128,621	$(4,182)	$278,300	$(7,695)

December 31, 2004
Obligations of other U. S. Government agencies and corporations	$992	$(8)	$37,785	$(451)	$38,777	$(459)
Mortgage-backed securities	—	—	105,965	(2,518)	105,965	(2,518)
Obligations of states and political subdivisions	1,296	(9)	18,970	(399)	20,266	(408)

Total	$2,288	$(17)	$162,720	$(3,368)	$165,008	$(3,385)

Management does not believe unrealized losses in our securities portfolio, individually or in the aggregate, as of December 31, 2005 and 2004, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has both the intent and ability to hold the securities contained in the table above for the time necessary to recover the unrealized loss.

Renasant Corporation

Notes to Consolidated Financial Statements

Note B – Securities (continued)

The Company holds Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock in its securities portfolio. These securities pay a dividend based on treasury rates and reset every two years. During the fourth quarter of 2004, these agencies issued new securities as part of a settlement reached with federal regulatory agencies. These newly issued securities had terms which were more favorable than the securities the Company holds. Prior to the issuance, the fair market value of the securities the Company holds were below their carrying value due to increases in interest rates. Although the securities the Company holds are rated AA- and Aa3 by Standard & Poor and Moody’s, respectively, the Company concluded the decline in the fair value of the securities, in light of the new security issuance, was other-than-temporary. Thus, the Company recorded an $1,093 non-cash impairment charge during the fourth quarter of 2004. The impairment is reflected under the caption “Securities gains (losses)” on the statements of income. During 2005, the Company sold its FHLMC preferred stock and recorded a gain of $17 on the sale.

The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available for sale
Due in one year or less	$22,178	$21,999
Due after one year through five years	78,580	77,787
Due after five years through ten years	80,456	79,094
Due after ten years	27,505	27,180
Mortgage-backed securities	176,498	173,098
Other equity securities	19,775	19,876

	$404,992	$399,034

Note C – Loans and Allowance for Loan Losses

(In Thousands)

Loans are summarized as follows:

	December 31,
	2005	2004
Commercial, financial, and agricultural	$226,203	$175,571
Lease financing	8,018	11,755
Real estate – construction	169,543	96,404
Real estate – 1-4 family mortgage	566,455	375,698
Real estate – commercial mortgage	597,273	395,048
Consumer	79,281	87,961

Gross loans	1,646,773	1,142,437
Unearned income	(550)	(957)

Loans, net of unearned income	1,646,223	1,141,480
Allowance for loan losses	(18,363)	(14,403)

Net loans	$1,627,860	$1,127,077

Renasant Corporation

Notes to Consolidated Financial Statements

Note C – Loans and Allowance for Loan Losses (continued)

The Company adopted and applied the provisions of SOP 03-3 on certain loans acquired in connection with the acquisition of Heritage. At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at December 31, 2005 is as follows:

Commercial	$9,057
Consumer	119
Mortgage	720

Total outstanding balance	$9,896

Total carrying amount	$7,264

Accretable Yield
Balance at January 1, 2005	$—
Additions	20
Reclassifications from nonaccretable difference	2,049
Accretion	(1,887)

Balance at December 31, 2005	$182

The Company did not increase the allowance for loan losses through a charge to the provision for loan losses for these loans during 2005. During 2005, the Company recorded $1,887 in interest income when it transferred $2,049 of nonaccretable difference to accretable yield as the Company realized improved cash flow on certain loans.

During 2004, the Company sold approximately $10,465 of commercial and commercial real estate loans. One loan with a balance of $640 was classified as nonperforming at the time it was sold. The credit quality of the other loans, while not classified as nonperforming, had declined below the Company’s desired credit standards. As such, the Company had established a reserve in the allowance for loan losses for these loans of $2,246. Upon disposition, the Company charged-off $1,634 against the allowance for loan losses. The excess allocated allowance for loan losses over the amount charged-off was reversed in the period of sale.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2005	2004	2003
Balance at beginning of year	$14,403	$13,232	$12,203
Addition from acquisition	4,214	2,845	—
Provision for loan losses	2,990	1,547	2,713
Loans charged-off	(3,886)	(3,617)	(2,043)
Recoveries of loans previously charged-off	642	396	359

Balance at end of year	$18,363	$14,403	$13,232

Renasant Corporation

Notes to Consolidated Financial Statements

Note C – Loans and Allowance for Loan Losses (continued)

At December 31, 2005 and 2004, nonaccrual loans totaled $3,984 and $6,443, respectively. Impaired loans recognized in conformity with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, were as follows:

	December 31,
	2005	2004
Impaired loans with an allocated allowance for loan losses	$3,920	$8,848
Impaired loans without an allocated allowance for loan losses	781	162

Total impaired loans	$4,701	$9,010

Allocated allowance on impaired loans	$1,459	$2,786

	Year ended December 31,
	2005	2004	2003
Average recorded investment in impaired loans	$6,856	$8,643	$6,092
Interest income recognized using the accrual basis of income recognition	$346	$276	$291
Interest income recognized using the cash-basis of income recognition	$221	$90	$154

Certain executive officers and directors of Renasant Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $17,225 and $16,569 at December 31, 2005 and 2004, respectively. During 2005, $2,697 of new loans were made and payments received totaled $2,040.

Note D – Premises and Equipment

(In Thousands)

Bank premises and equipment accounts are summarized as follows:

	December 31,
	2005	2004
Premises	$44,309	$37,803
Leasehold improvements	2,484	473
Capital leases	—	410
Furniture and equipment	14,746	11,829
Computer equipment	7,185	6,655
Auto	289	142

Total	$69,013	$57,312
Accumulated depreciation	(26,851)	(23,314)

Net	$42,162	$33,998

Depreciation expense was $3,629, $2,806 and $2,671 at December 31, 2005, 2004 and 2003, respectively.

Renasant Corporation

Notes to Consolidated Financial Statements

Note E – Deposits

(In Thousands)

Following is a summary of deposits as of December 31, 2005 and 2004:

	2005	2004
Non-interest bearing	$250,270	$200,922
Interest bearing checking	66,632	22,507
Money market and savings	622,831	528,394
Time deposits	928,718	566,854

Total	$1,868,451	$1,318,677

At December 31, 2005, the approximate scheduled maturities of time deposits are as follows:

2006	$600,504
2007	237,338
2008	59,448
2009	20,432
2010	10,656
2011 and thereafter	340

Total	$928,718

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2005 and 2004 was $385,850, and $197,118, respectively.

Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $12,363 at December 31, 2005.

Note F – Other Borrowed Funds

(In Thousands)

Other borrowed funds at December 31 are summarized as follows:

	2005	2004
Treasury, tax and loan notes	$3,805	$3,183
Federal funds purchased	—	51,500
Securities sold under repurchase agreements	6,854	6,097

Total other borrowed funds	$10,659	$60,780

The average balances and cost of funds for the years ending December 31, 2005 and 2004 are summarized as follows:

	Average Balances		Cost of Funds
	2005	2004	2005	2004
Treasury, tax and loan notes	$1,584	$1,427	3.07%	1.10%
Federal funds purchased	18,096	20,459	3.22	1.83
Securities sold under repurchase agreements	5,603	3,027	1.46	1.00

Total other borrowings	$25,283	$24,913	2.82%	1.69%

The Company maintains lines of credit with correspondent banks totaling $35,000 at December 31, 2005. These are unsecured lines of credit maturing at various times within the next twelve months. Interest is charged at the market federal funds rate on all advances. In addition, the Company maintains a treasury tax and loan account with the Federal Reserve. The balance is collateralized by assets of Renasant Bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve’s need for funds.

Renasant Corporation

Notes to Consolidated Financial Statements

Note G – Long-Term Debt

(In Thousands)

Long-term debt at December 31 is summarized as follows:

	2005	2004
Federal Home Loan Bank advances	$191,481	$109,756
Junior subordinated debentures	64,365	20,619
Capitalized lease obligation	—	392

Total long-term debt	$255,846	$130,767

Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities ranging from 2006 to 2025 with weighted-average interest rates of 4.25% and 3.30% at December 31, 2005 and 2004, respectively. These advances had a combination of fixed and floating rates which range from 2.67% to 7.93% at December 31, 2005. The Company had availability on unused lines of credit with the FHLB of $530,174 at December 31, 2005. These advances are collateralized by a pledge of a blanket lien on the Company’s mortgage loans.

The aggregate stated maturities, in thousands, of long-term debt outstanding at December 31, 2005, are summarized as follows:

2006	$64,458
2007	42,665
2008	32,896
2009	6,515
2010	5,187
Thereafter	104,125

Total	$255,846

Note H – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company

(In Thousands)

The Company owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trust used the proceeds from the issuance of their preferred capital securities and common stock (collectively referred to as “capital securities’) to buy floating rate debentures issued by the Company (except that Heritage Financial Statutory Trust II purchased debentures issued by Heritage, and the Company assumed these debentures). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. The following table provides details on the debentures as December 31, 2005:

	Principal Amount	Interest Rate	Year of Maturity
PHC Statutory Trust I	$20,619	7.35%	2033
PHC Statutory Trust II	31,959	6.36	2035
Heritage Financial Statutory Trust I	10,310	10.20	2031

PHC Statutory Trust I and PHC Statutory Trust II have floating interest rates which reprice quarterly equal to the three-month LIBOR plus 285 basis points and three-month LIBOR plus 187 basis points, respectively. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum.

Renasant Corporation

Notes to Consolidated Financial Statements

Note H – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company (continued)

The Company has certain rights to redeem its debentures, at par, in whole or in part on or after December 17, 2007 for debentures owned by PHC Statutory Trust I and March 15, 2010 for debentures owned by PHC Statutory Trust II. The debentures owned by Heritage Financial Statutory Trust I may be redeemed in whole or in part at a premium on or after February 22, 2011 through February 21, 2021. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par.

The Company has classified all of the debentures described in the above paragraph as Tier I capital. FIN 46 raised questions about whether the debentures issued by an unconsolidated subsidiary trust could continue to be included in Tier 1 capital. The Federal Reserve Board issued new guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued by the Company, that are includable in Tier 1 capital. The new guidance which becomes effective in March 2009 is not expected to impact the amount of debentures the Company includes in Tier 1 capital.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2005, were approximately $401,711 and $24,491, respectively, compared to December 31, 2004, which were approximately $219,087 and $15,468, respectively.

Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company and Renasant Bank. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- and off-balance sheet financial instruments.

Note J – Income Taxes

(In Thousands)

Deferred income taxes, included in other assets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No valuation allowance was recognized as the deferred tax assets were determined to be realizable in future years. This determination was based on the Company’s earnings history – the Company has no basis for believing future performance will not continue to follow the same pattern.

Renasant Corporation

Notes to Consolidated Financial Statements

Note J – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$8,013	$5,524
Deferred compensation	3,952	3,418
Net unrealized losses on securities available for sale	2,279	—
Net operating loss carryover	4,341	—
Other	2,001	1,254

Total deferred tax assets	20,586	10,196

Deferred tax liabilities:
Pension	1,571	1,382
Net unrealized gains on securities available for sale	—	495
Depreciation	883	1,908
Core deposit intangible	2,887	1,724
Other	2,366	1,521

Total deferred tax liabilities	7,707	7,030

Net deferred tax assets	$12,879	$3,166

Significant components of the provision for income taxes (benefits) are as follows:

	Year ended December 31,
	2005	2004	2003
Current
Federal	$10,639	$7,995	$6,659
State	668	467	617

	11,307	8,462	7,276
Deferred
Federal	(1,778)	(1,431)	(380)
State	(26)	(215)	(57)

	(1,804)	(1,646)	(437)

	$9,503	$6,816	$6,839

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

	Year ended December 31,
	2005	2004	2003
Tax at U.S. statutory rate	$11,799	$8,841	$8,757
Tax-exempt interest income	(1,665)	(1,680)	(1,714)
Income from Bank Owned Life Insurance	(633)	(518)	(532)
State income tax, net of federal benefit	417	164	364
Dividends received deduction	(16)	(38)	(53)
Other items-net	(399)	47	17

	$9,503	$6,816	$6,839

Income tax (benefit) expense related to securities gains or losses was $27, $(391) and $73 for the years ended December 31, 2005, 2004 and 2003, respectively. The net operating loss carryover arose through the operations of Heritage prior to the acquisition. The Company believes the net operating loss carryover will be fully utilized by 2010.

Renasant Corporation

Notes to Consolidated Financial Statements

Note K - Restrictions on Cash, Bank Dividends, Loans, or Advances

(In Thousands)

Renasant Bank is required to maintain average balances with the Federal Reserve. The average amount of those balances for the year ended December 31, 2005, was approximately $11,121.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from Renasant Bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At December 31, 2005, the unrestricted surplus for Renasant Bank was approximately $280,779.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2005, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $21,381. There were no loans outstanding from Renasant Bank to the Company at December 31, 2005.

Note L - Employee Benefit and Deferred Compensation Plans

(In Thousands Except Share Data)

The Company sponsored a defined benefit noncontributory pension plan which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company’s funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974, as amended. The Company contributed $1,500 to the pension plan for 2005. The Company did not make a contribution during 2004. The accumulated benefit obligation and the projected benefit obligation are the same for our Company since the benefits are frozen at 1996 levels.

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

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation nor the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2005, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the post-retirement health and life plans. There is no additional minimum pension liability required to be recognized.

Renasant Corporation

Notes to Consolidated Financial Statements

Note L - Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the defined benefit pension and post-retirement health and life plans as of December 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Asset allocation
Cash and cash equivalents	11%	1%
U. S. government bonds	20	11
Other corporate bonds	13	24
Common corporate stocks	56	64

	100%	100%

Change in benefit obligation
Benefit obligation at beginning of year	$16,543	$15,732	$1,208	$972
Service cost	—	—	47	66
Interest cost	974	962	72	69
Plan participants’ contributions	—	—	70	54
Actuarial gain	569	534	183	405
Curtailments	—	—	(75)	—
Benefits paid	(739)	(685)	(225)	(358)

Benefit obligation at end of year	$17,347	$16,543	$1,280	$1,208

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$16,692	$15,947
Actual return on plan assets	155	1,430
Contribution by employer	1,500	—
Benefits paid	(739)	(685)

Fair value of plan assets at end of year	$17,608	$16,692

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Prepaid (accrued) benefit cost
Funded status	$261	$148	$(1,280)	$(1,208)
Unrecognized net actuarial gain	6,925	5,604	787	746
Unamortized prior service cost	110	140	3	10

Prepaid (accrued) benefit cost	$7,296	$5,892	$(490)	$(452)

Weighted-average assumptions as of December 31
Discount rate	5.75%	5.99%	5.75%	5.99%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

Renasant Corporation

Notes to Consolidated Financial Statements

Note L - Employee Benefit and Deferred Compensation Plans (continued)

The plan expense for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2005, 2004 and 2003 are as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$47	$66	$55
Interest cost	974	962	953	72	69	59
Expected return on plan assets	(1,302)	(1,247)	(1,156)	—	—	—
Prior service cost recognized	30	30	30	3	5	5
Recognized actuarial gains	394	377	322	68	37	25
Recognized curtailment loss	—	—	—	3	—	—

Net periodic benefit cost	$96	$122	$149	$193	$177	$144

Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2006	$810	$126
2007	855	133
2008	913	137
2009	942	144
2010	973	142
Thereafter	5,876	632

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

The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns. The Company does not anticipate making a contribution to the defined benefit pension plan in 2006.

The Company previously maintained two defined contribution plans: a money purchase pension plan and a 401(k) plan. On December 31, 2004, the money purchase plan was merged into the Company’s 401(k) Plan. The money purchase pension plan was a noncontributory pension plan. Under the money purchase plan, the Company contributed 5% of compensation for each participant annually into this plan. Expenses related to the money purchase pension plan were $1,630, $1,206 and $1,126 in 2005, 2004 and 2003, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to the IRS allowable limit of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 4% of compensation for each employee who has attained age 21, completed six months of service and is employed on the last day of the plan year. The Company’s costs related to the 401(k) plan in 2005, 2004 and 2003 were $1,071, $749 and $793, respectively.

Renasant Corporation

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

The Company adopted the “Performance Based Reward” incentive compensation plan on January 1, 2001. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to profitability. Management sets minimum income levels for all applicable profit centers and rewards employees on performance over that minimum income level. The expense associated with the plan for 2005, 2004 and 2003 was $1,340, $1,191 and $726, respectively.

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

These plans are unfunded, and it is anticipated that they will result in no additional cost to the Company over the term of these plans because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay benefits under the plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2005, 2004 and 2003 for the Employee Deferred Compensation Plan, inclusive of the salary deferrals, was $568, $583 and $580, respectively. The expense recorded in 2005, 2004 and 2003 for the Directors Deferred Compensation Plan, inclusive of fee deferrals, was $58, $47 and $153, respectively. There were no retainer deferrals for 2005, 2004 or 2003.

At December 31, 2005, 2,219,244 common shares were reserved for issuance for employee benefit plans.

During 2005, the Company repurchased approximately 288,244 shares. As of December 31, 2005, the Company had approximately 176,504 shares available for repurchase under an approved repurchase plan. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans.

In 2001, the Company adopted a stock incentive plan which provides for the grant of stock options and award of restricted stock. At December 31, 2005, only stock options had been granted under this plan. The stock options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed price per share over a specified period of ten years. The options granted become vested and exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. Options that have not vested are cancelled upon the termination of the participants’ employment. In addition, granted options that have not exercised after 10 years are cancelled.

In connection with its acquisition of Renasant Bancshares, the Company assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 104,139 shares of the Company’s common stock were outstanding as of the date of assumption. In addition, the Company has warrants outstanding to purchase 50,265 shares of its common stock (at an exercise price of $8.95 per share). Such warrants, which were assumed in connection with the Renasant Bancshares acquisition, are currently exercisable and expire in May 2009. In connection with its acquisition of Heritage, the Company assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 372,500 shares of the Company’s common stock were outstanding as of the date of assumption. No additional options or other forms of equity incentives will be granted or awarded under these plans.

Renasant Corporation

Notes to Consolidated Financial Statements

Note L - Employee Benefit and Deferred Compensation Plans (continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2005 Grant	2004 Grant	2003 Grant
Dividend yield	2.48%	2.21%	2.55%
Expected volatility	25%	27%	28%
Risk-free interest rate	3.63%	3.25%	2.78%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$7.20	$8.07	$6.19

We recorded compensation expense of $680, $511 and $327 for the years ended December 31, 2005, 2004 and 2003, respectively, in relation to this plan.

The following table summarizes information about our fixed stock option plan for the years ended December 31:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	251,743	$26.95	143,250	$25.01	61,500	$20.84
Granted	118,750	34.06	88,500	33.35	81,750	28.15
Assumed through acquisition	372,500	16.77	104,139	12.18	—	—
Exercised	(147,844)	16.36	(84,146)	12.09	—	—
Forfeited	(2,000)	34.15	—	—	—	—

Outstanding at end of year	593,149	$24.60	251,743	$26.95	143,250	$25.01

Exercisable at end of year	390,149	$20.20	93,243	$20.76	25,500	$19.25

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Options Outstanding
		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.09 – $18.13	248,049	4.04	$16.32	248,049	$16.32
18.14 – 27.21	58,100	6.38	22.61	58,100	22.61
27.22 – 34.15	287,000	8.13	32.16	84,000	29.98

	593,149	6.25	$24.60	390,149	$20.20

Renasant Corporation

Notes to Consolidated Financial Statements

Note M - Regulatory Matters

(In Thousands)

Renasant Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Renasant Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Renasant Bank must meet specific capital guidelines that involve quantitative measures of Renasant Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Renasant Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined), and total capital of 8% of risk-weighted assets (as defined). As of December 31, 2005, Renasant Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Renasant Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution’s category.

	December 31,
	2005		2004
	Amount	Ratio	Amount	Ratio
The Company
Total Capital	$217,695	12.35%	$162,225	13.61%
Tier I Capital	199,287	11.31%	147,822	12.40%
Tier I Leverage	199,287	8.73%	147,822	8.97%

Renasant Bank
Total Capital	$213,811	12.16%	$134,398	13.49%
Tier I Capital	195,403	11.11%	122,769	12.32%
Tier I Leverage	195,403	8.58%	122,769	8.63%

Note N – Segment Reporting

(In Thousands)

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region), and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio costs associated with our data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Renasant Corporation

Notes to Consolidated Financial Statements

Note N – Segment Reporting (continued)

The following table provides financial information for our operating segments.

	Community Bank			Renasant Insurance	Other	Consolidated
	Mississippi Region	Tennessee Region	Alabama Region
At or for the year ended December 31, 2005:
Net interest income	$49,485	$10,482	$20,774	$3	$(318)	$80,426
Provision for loan losses	1,293	783	914	—	—	2,990
Noninterest income	26,158	694	6,366	4,038	2,960	40,216
Noninterest expense	28,581	7,655	14,919	2,778	30,007	83,940
Income before income taxes	45,769	2,738	11,307	1,263	(27,365)	33,712
Income tax expense	13,731	821	3,392	310	(8,482)	9,503
Net income (loss)	32,038	1,917	7,915	953	(18,883)	24,209
Total assets	1,414,872	371,791	602,640	5,489	2,910	2,397,702
Goodwill	2,265	39,407	47,803	2,783	—	92,258

At or for the year ended December 31, 2004:
Net interest income	$40,066	$4,685	$—	$3	$10,474	$55,228
Provision for loan losses	1,433	114	—	—	—	1,547
Noninterest income	25,342	410	—	4,063	2,472	32,287
Noninterest expense	29,299	3,067	—	2,846	25,497	60,709
Income before income taxes	34,676	1,914	—	1,220	(12,551)	25,259
Income tax expense	10,403	574	—	279	(4,440)	6,816
Net income (loss)	24,273	1,340	—	941	(8,111)	18,443
Total assets	1,433,171	267,324	—	4,902	2,148	1,707,545
Goodwill	2,265	39,768	—	2,783	—	44,816

At or for the year ended December 31, 2003:
Net interest income	$37,976	$—	$—	$3	$11,054	$49,033
Provision for loan losses	2,713	—	—	—	—	2,713
Noninterest income	23,640	—	—	3,908	4,345	31,893
Noninterest expense	26,406	—	—	2,910	23,877	53,193
Income before income taxes	32,497	—	—	1,001	(8,478)	25,020
Income tax expense	9,749	—	—	208	(3,118)	6,839
Net income (loss)	22,748	—	—	793	(5,360)	18,181
Total assets	1,390,780	—	—	4,923	19,511	1,415,214
Goodwill	2,265	—	—	2,783	—	5,048

Renasant Corporation

Notes to Consolidated Financial Statements

Note O – Disclosures About Fair Value of Financial Instruments

(In Thousands)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: Cash and cash equivalents consists of cash and due from banks and interest-bearing balances with banks. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates fair value.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Mortgage loans held for sale: The carrying amount reported in the consolidated balance sheet for mortgage loans held for sale approximates fair value.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fixed-rate loan fair values, including mortgages, commercial, agricultural and consumer loans are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Federal Home Loan Bank advances: The fair value was determined by discounting the cash flow using the current market rate.

	December 31,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$95,863	$95,863	$56,025	$56,025
Securities	399,034	399,034	371,581	371,581
Mortgage loans held for sale	33,496	33,496	2,714	2,714
Loans, net	1,627,860	1,622,572	1,127,077	1,101,779
Financial liabilities:
Deposits	1,868,451	1,863,148	1,318,677	1,290,156
Federal funds purchased	—	—	51,500	51,500
Junior subordinated debentures	64,365	67,367	20,619	20,643
Other borrowed funds	10,659	10,659	9,672	9,703
FHLB Advances	191,481	187,777	109,756	109,374

Renasant Corporation

Notes to Consolidated Financial Statements

Note P – Renasant Corporation (Parent Company Only) Condensed Financial Information

(In Thousands)

	December 31,
	2005	2004
Balance Sheets
Assets
Cash *	$4,402	$7,035
Stock	1,963	694
Investment in bank subsidiary *	292,557	191,920
Accrued interest receivable on bank balances*	42	21
Stock options receivable*	169	838
Other assets	1,256	1,625

Total assets	$300,389	$202,133

Liabilities and shareholders’ equity
Junior subordinated debentures	$64,365	$20,619
Dividends payable	—	1,897
Other liabilities	584	575
Shareholders’ equity	235,440	179,042

Total liabilities and shareholders’ equity	$300,389	$202,133

*	Eliminates in consolidation

	Year Ended December 31,
	2005	2004	2003
Statements of Income
Income
Dividends from bank subsidiary *	$16,026	$20,168	$12,038
Other dividends	109	27	12
Other interest income	—	428	24
Loss from sale of securities	—	(386)	—
Interest income from bank subsidiary*	52	34	30

	16,187	20,271	12,104

Expenses	4,500	1,474	366

Income before income tax credits and equity in undistributed net income of bank subsidiary	11,687	18,797	11,738
Income tax benefit	(1,679)	(548)	(127)

	13,366	19,345	11,865
Equity in undistributed net income of bank subsidiary*	10,843	(902)	6,316

Net income	$24,209	$18,443	$18,181

*	Eliminates in consolidation

Renasant Corporation

Notes to Consolidated Financial Statements

Note P – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

	Year Ended December 31,
	2005	2004	2003
Statements of Cash Flows

Operating activities
Net income	$24,209	$18,443	$18,181
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(10,843)	902	(6,316)
Amortization	(161)	51	3
Loss on sale of securities	—	386	—
(Increase) decrease in other assets	363	(1,603)	2,924
Increase in other liabilities	(526)	(1,102)	172
Stock option compensation	680	511	327

Net cash provided by operating activities	13,722	17,588	15,291

Investing activities
Purchase of securities available for sale	—	—	(20,947)
Proceeds from sale of securities available for sale	—	17,116	—
Proceeds from calls/ maturities of securities available for sale	—	2,679	93
Investment in subsidiaries	(23,471)	(30,158)	—

Net cash used in investing activities	(23,471)	(10,363)	(20,854)

Financing activities
Proceeds from advances from subsidiary	1,000	—	1,500
Repayment of advances from subsidiary	(1,000)	—	(1,500)
Proceeds from long term-debt	31,959	—	20,619
Repayment of long-term debt	(7,517)	—	—
Cash dividends	(10,923)	(5,168)	(6,246)
Net acquisition of treasury stock	(6,403)	(305)	(5,014)

Net cash used in financing activities	7,116	(5,473)	9,359

Increase in cash	(2,633)	1,752	3,796
Cash at beginning of year	7,035	5,283	1,487

Cash at end of year	$4,402	$7,035	$5,283

Renasant Corporation

Notes to Consolidated Financial Statements

Note Q – Quarterly Results of Operations (Unaudited)

(In Thousands, Except Share Data)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	Mar 31	June 30	Sept 30	Dec 31
Quarter ended 2005
Interest income	$29,295	$31,900	$32,417	$34,777
Interest expense	9,977	11,445	12,678	13,863

Net interest income	19,318	20,455	19,739	20,914
Provision for loan losses	597	848	833	712
Securities gains (losses)	102	(32)	—	—
Other noninterest income	9,801	9,983	10,244	10,118
Noninterest expense	20,963	20,856	20,564	21,557

Income before income taxes	7,661	8,702	8,586	8,763
Income taxes	2,202	2,495	2,261	2,545

Net income	$5,459	$6,207	$6,325	$6,218

Basic earnings per share	$.52	$.60	$.61	$.60

Diluted earnings per share	$.52	$.59	$.60	$.60

Quarter ended 2004
Interest income	$17,584	$17,559	$20,805	$21,076
Interest expense	5,134	5,012	5,802	5,848

Net interest income	12,450	12,547	15,003	15,228
Provision for loan losses	505	488	636	(82)
Securities gains (losses)	89	(31)	51	(1,130)
Other noninterest income	8,082	9,150	8,327	7,749
Noninterest expense	13,686	14,182	16,210	16,631

Income before income taxes	6,430	6,996	6,535	5,298
Income taxes	1,783	1,939	1,844	1,250

Net income	$4,647	$5,057	$4,691	$4,048

Basic earnings per share	$.57	$.61	$.52	$.45

Diluted earnings per share	$.57	$.61	$.52	$.44

Renasant Corporation

Notes to Consolidated Financial Statements

Note R – Goodwill and Other Intangible Assets

(In Thousands)

The following table provides a summary of goodwill and other intangible assets:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$9,611	$(2,063)	$5,528	$(1,021)
Other intangible assets	1,414	(388)	4,062	(2,961)

Total intangible assets	$11,025	$(2,451)	$9,590	$(3,982)

Goodwill	$94,400	$(2,142)	$46,958	$(2,142)

Aggregate amortization expense for the year ended December 31, 2005 was $2,258. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2006	$1,639
2007	1,546
2008	1,472
2009	1,272
2010 and thereafter	2,645

The changes in the carrying amount of intangible assets during 2005 and 2004 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of January 1, 2004	$5,048	$24	$798
Intangible assets acquired	39,768	5,021	780
Amortization expense	—	(538)	(477)

Balance as of December 31, 2004	44,816	4,507	1,101
Intangible assets acquired	47,803	4,590	634
Amortization expense	—	(1,549)	(709)
Adjustment to previously recorded goodwill	(361)	—	—

Balance as of December 31, 2005	$92,258	$7,548	$1,026

Renasant Corporation

Notes to Consolidated Financial Statements

Note S – Net Income Per Common Share

(In Thousands Except Share Data)

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split issued in 2003. Basic and diluted net income per common share calculations follow:

	Year Ended December 31,
	2005	2004	2003
Basic
Net income applicable to common stock	$24,209	$18,443	$18,181
Average common shares outstanding	10,380,320	8,597,267	8,282,838
Net income per common share-basic	$2.33	$2.15	$2.20

	Year Ended December 31,
	2005	2004	2003
Diluted
Net income	$24,209	$18,443	$18,181
Average common shares outstanding	10,380,320	8,597,267	8,282,838
Stock awards	110,747	39,741	14,063

Average common shares outstanding-diluted	10,491,067	8,637,008	8,296,901
Net income per common share-diluted	$2.31	$2.14	$2.19

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no outstanding preferred stock to consider in this calculation.

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding unexercised stock option awards were exercised into common shares. If the option exercise price exceeded the fair value of the stock, the effect would be an anti-dilutive effect on EPS and, consequently, those shares would not have been included in the stock awards adjustment.

Renasant Corporation

Notes to Consolidated Financial Statements

Note T – Mergers and Acquisitions

(In Thousands Except Share Data)

Renasant Bancshares, Inc.: On July 1, 2004, the Company acquired 100% of the voting equity interests of Renasant Bancshares, Inc. (“Renasant Bancshares”), a bank holding company headquartered in Germantown, Tennessee, in a business combination accounted for under the purchase method of accounting. The acquisition allowed the Company to expand its geographical footprint into the rapidly growing markets of east Memphis, Germantown, and Cordova, Tennessee. Renasant Bank of Tennessee, the sole subsidiary of Renasant Bancshares operated two banking offices in Germantown and Cordova, both in Tennessee. Operations at Renasant Bancshares’ loan production office in Hernando, Mississippi, were shifted to Renasant Bank due to its established presence in DeSoto County. Renasant Bank of Tennessee was merged into Renasant Bank, effective March 31, 2005.

The aggregate transaction value, including transaction expenses and fair value of Renasant Bancshares’ options and warrants assumed by the Company, was $60,290. The Company issued 802,094 shares of its common stock and paid $26,128 in cash for the common stock of Renasant Bancshares. The stock was registered under the Securities Act of 1933, as amended. Two board members of Renasant Bank of Tennessee were added to the Company’s Board. In connection with the acquisition, the Company recorded intangible assets totaling $45,208. The intangible assets are not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired based on their fair values on July 1, 2004:

Allocation of Purchase Price for Renasant Bancshares
Purchase Price:
Shares issued to Renasant common shareholders	802,094
Purchase price per share (based on exchange ratio of 1.117015)	$34.56

Value of stock paid		$27,720
Cash paid		26,128
Fair value of Renasant options and warrants assumed		5,773
Transaction costs		669

Total Purchase Price		$60,290

Net Assets Acquired:
Renasant’s stockholders’ equity	$17,065
Adjustments to reflect fair value of assets and liabilities acquired:
Investments	(331)
Loans, net of unearned income	492
Other assets	(16)
Core deposits intangible	5,021
Non-compete agreements	780
Deposits	(305)
FHLB advances	67
Deferred income taxes	(1,890)	20,883

Goodwill resulting from merger		$39,407

Renasant Corporation

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

Pro Forma Condensed Consolidated Statements of Income

Renasant Corporation and Renasant Bancshares, Inc.

	Year ended December 31,
	2004	2003
Interest income	$82,426	$81,950
Interest expense	23,259	25,573

Net interest income	59,167	56,377
Provision for loan losses	1,956	3,219
Noninterest income	32,620	32,885
Noninterest expense	64,180	59,957

Income before income taxes	25,651	26,086
Income tax expense	7,002	7,210

Net income	$18,649	$18,876

Earnings per share:
Basic	$2.07	$2.08
Diluted	$2.05	$2.04

The following table summarizes the assets acquired and liabilities assumed in connection with the acquisition of Renasant Bancshares:

Cash and cash equivalents	$3,743
Securities	29,062
Loans, net of unearned income	178,042
Allowance for loan losses	(2,845)
Other assets	13,013
Total assets	221,015

Deposits	185,319
Borrowings	15,827
Other liabilities	2,804

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

The Company issued 1,369,588 shares of its common stock and paid approximately $23,055 in cash for 100% of the voting equity interests in Heritage. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. The aggregate transaction value, including the value of Heritage’s options assumed by the Company, was $75,658. In connection with the acquisition, the Company recorded approximately $53,027 in intangible assets. The intangible assets are not deductible for income tax purposes.

Renasant Corporation

Notes to Consolidated Financial Statements

Note T – Mergers and Acquisitions (continued)

SOP 03-3, which became effective for loans acquired in fiscal years subsequent to December 31, 2004, prohibits the carryover of an allowance for loan losses on certain loans acquired in a business combination accounted for as a purchase. Increases in expected cash flows to be collected from the contractual cash flows are to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are to be recognized as an impairment. Certain of the loans acquired in connection with the acquisition of Heritage had experienced credit deterioration since the date of origination to the date of acquisition and are required to be accounted for under SOP 03-3. These loans, which had an outstanding balance of $18,739 at the date of acquisition, are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of acquisition, represents their future cash flows. Management continually monitors these loans individually as part of its normal credit review and monitoring procedures for changes in the estimated future cash flows. At December 31, 2005, none of the allowance for loan losses was allocated to these loans.

The following table summarizes the allocation of the purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Heritage based on their fair values on January 1, 2005.

Allocation of Purchase Price for Heritage Financial Holding Corporation

Purchase price:
Shares issued to Heritage common shareholders	1,369,588
Purchase price per share	$33.10

Value of stock paid		$45,333
Cash paid		23,055
Fair value of Heritage options assumed		6,081
Transaction costs		1,189

Total purchase price		$75,658

Net assets acquired:
Heritage’s stockholders’ equity	$28,842
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Investments	(885)
Loans, net of unearned income	(485)
Fixed assets	(1,114)
Core deposits intangible	4,590
Non-compete agreements	634
Other assets	(469)
Deposits	35
FHLB advances	(1,363)
Trust preferred securities	(1,638)
Other liabilities	(292)

Increase (decrease) to net assets as a result of implementation of SOP 03-3
Loans	(5,727)
Allowance for loan losses	5,727

Total net assets acquired		27,855

Goodwill resulting from merger		$47,803

Renasant Corporation

Notes to Consolidated Financial Statements

Note T – Mergers and Acquisitions (continued)

The following unaudited summary information presents the condensed consolidated statement of income of the Company for the year ended December 31, 2004, on a pro forma basis, as if the acquisition of Heritage had been consummated on January 1, 2004. Since the acquisition of Heritage was completed on January 1, 2005, the actual results of the combined companies for 2005 are indicative of the pro forma results. As such, no pro forma information is included herein as of or for the year ended December 31, 2005. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented, or of results which may occur in the future.

Pro Forma Condensed Consolidated Statements of Income

Renasant Corporation and Heritage Financial Holding Company

Year ended December 31, 2004
Interest income	$111,880
Interest expense	35,746

Net interest income	76,134
Provision for loan losses	5,587
Noninterest income	37,927
Noninterest expense	86,781

Income before income taxes	21,693
Income tax expense	5,277

Net income	$16,416

Earnings per share:
Basic	$1.58
Diluted	$1.51

The following table summarizes the assets acquired and liabilities assumed in connection with the acquisition of Heritage:

Cash and cash equivalents	$4,716
Securities	94,866
Mortgage loans held for sale	21,389
Loans, net of unearned income	389,740
Allowance for loan losses	(4,214)
Other assets	33,799
Total assets	540,296

Deposits	380,998
Borrowings	127,972
Other liabilities	2,484

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

The information appearing under the headings “Executive Officers and Executive Compensation” and “Stock Ownership” in the Company’s Definitive Proxy Statement, dated March 9, 2006, is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com. Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38802, Attention: Director of Investor Relations. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement, dated March 9, 2006, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Board of Directors”, “Executive Officers and Executive Compensation” “Report of the Compensation Committee”, “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in the Company’s Definitive Proxy Statement, dated March 9, 2006, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement, dated March 9, 2006, is incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 5 of this Form 10-K is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement, dated March 9, 2006, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Auditors” in the Company’s Definitive Proxy Statement, dated March 9, 2006, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2005, 2004 and 2003 are included in Part II, Item 8 herein:

(i)	Reports of Independent Registered Public Accounting Firms

(ii)	Consolidated Balance Sheets - December 31, 2005 and 2004

(iii)	Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003

(iv)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2005, 2004 and 2003

(v)	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

(vi)	Notes to Consolidated Financial Statements - December 31, 2005

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)	Agreement and Plan of Merger dated as of February 17, 2004 and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly-owned subsidiary of the Company(1)

(2)(ii)	Agreement and Plan of Merger dated as of July 15, 2004 and related Plan of Merger by and among The Peoples Holding Company, Renasant Bank, Heritage Financial Holding Corporation and Heritage Bank, as amended by Amendment No. 1 to Agreement and Plan of Merger dated November 22, 2004(2)

(3)(i)	Articles of Incorporation of the Company, as amended(3)

(3)(ii)	Bylaws of the Company, as amended

(4)(i)	Articles of Incorporation of the Company, as amended(3)

(4)(ii)	Bylaws of the Company, as amended(4)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(5)

(10)(ii)	The Peoples Holding Company Deferred Compensation Plan*(6)

(10)(iii)	Executive Deferred Compensation Plan A*(7)

(10)(iv)	Executive Deferred Compensation Plan B*(8)

(10)(v)	Directors’ Deferred Fee Plan A*(9)

(10)(vi)	Directors’ Deferred Fee Plan B*(10)

(10)(vii)	Change in Control Employment Agreement dated January 1, 2001 between the Company and E. Robinson McGraw*(11)

(10	)(viii)	Change in Control Employment Agreement dated February 28, 1998 between the Company and Stuart R. Johnson*(12)

(10	)(ix)	Change in Control Employment Agreement dated February 28, 1998 between the Company and James W. Gray*(13)

(10	)(x)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(14)

(10	)(xi)	Employment Agreement dated as of July 14, 2004 by and between Larry R. Mathews, The Peoples Holding Company and The Peoples Bank & Trust Company*(15)

(10	)(xii)	Termination and Release Agreement dated as of January 1, 2005 by and among Larry R. Mathews, Heritage Financial Holding Corporation and Heritage Bank*(16)

(10	)(xiii)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(17)

(10	)(xiv)	Description of Performance Based Rewards Bonus Plan*(18)

(10	)(xv)	Change in Control Employment Agreement dated July 1, 2003 between the Company and Stephen M. Corban*(19)

(10	)(xvi)	Employment Agreement dated as of July 1, 2004 by and between Francis J. Cianciola and The Peoples Holding Company* (20)

(21)		Subsidiaries of the Company

(23	)(i)	Consent of Horne LLP

(23	)(ii)	Consent of Ernst & Young LLP

(31	)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31	)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32	)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
(1)	Filed as Annex A-1 to the Form S-4 Registration Statement of the Company (File No. 333-114309) filed with the Securities and Exchange Commission on April 8, 2004 and incorporated herein by reference.
(2)	Filed as Annex A-1 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-119572) filed with the Securities and Exchange Commission on November 23, 2004 and incorporated herein by reference.
(3)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(4)	Filed as exhibit 3.2 to this Form 10-K.
(5)	Filed as exhibits 4.1 and 4.2 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and, as to the amendment to the plan, as Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2005, each of which is incorporated herein by reference.
(6)	Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.
(7)	Filed as exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(8)	Filed as exhibit 10.2 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(9)	Filed as exhibit 10.3 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(10)	Filed as exhibit 10.4 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(11)	Filed as exhibit 10.5 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(12)	Filed as exhibit 10.8 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.
(13)	Filed as exhibit 10.9 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.
(14)	Filed as exhibit 99 to the Form S-8 Registration Statement of the Company (File No. 333-117987) filed with the Securities and Exchange Commission on August 6, 2004 and incorporated herein by reference.
(15)	Filed as exhibit 10.11 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(16)	Filed as exhibit 10.12 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(17)	Filed as exhibit 10.13 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 24, 2005 and incorporated herein by reference.
(18)	Filed under Item 1.01 of the Form 8-K of the Company filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.
(19)	Filed as exhibit 10.15 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 14, 2005 and incorporated herein by reference.
(20)	Filed as exhibit 10.16 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 14, 2005 and incorporated herein by reference.

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

RENASANT CORPORATION

Date: March 1, 2006	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Date: March 1, 2006	by:	/s/ William M. Beasley
William M. Beasley
Director

Date: March 1, 2006	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 1, 2006	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 1, 2006	by:	/s/ John M. Creekmore
John M. Creekmore
Director

Date: March 1, 2006	by:	/s/ Francis J. Cianciola
Francis J. Cianciola
Executive Vice President and Director

Date: March 1, 2006	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 1, 2006	by:	/s/ Karen S. Dixon
Karen S. Dixon
Assistant Secretary

Date: March 1, 2006	by:	/s/ John T. Foy
John T. Foy
Director

Date: March 1, 2006	by:	/s/ Eugene B. Gifford, Jr.
Eugene B. Gifford, Jr.
Director

Date: March 1, 2006	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

S – 1

Date: March 1, 2006	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date: March 1, 2006	by:	/s/ Harold B. Jeffreys
Harold B. Jeffreys
Director

Date: March 1, 2006	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date: March 1, 2006	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and Chief Financial Officer

Date: March 1, 2006	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director, President and Chief Executive Officer

Date: March 1, 2006	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 1, 2006	by:	/s/ C. Larry Michael
C. Larry Michael
Director

Date: March 1, 2006	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date: March 1, 2006	by:	/s/ John W. Smith
John W. Smith
Director

Date: March 1, 2006	by:	/s/ H. Joe Trulove
H. Joe Trulove
Director

Date: March 1, 2006	by:	/s/ J. Larry Young
J. Larry Young
Vice Chairman of the Board and Director

S – 2

EXHIBIT INDEX

Exhibit Number	Description
(3)(ii)	Bylaws of the Company, as amended

(21)	Subsidiaries of the Company

(23)(i)	Consent of Horne LLP

(23)(ii)	Consent of Ernst & Young LLP

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.