Form 10-Q
period 2006-03-31
RENASANT CORP
filed 2006-05-09
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer     ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5.00 Par Value, 10,343,060 shares outstanding as of April 30, 2006.

RENASANT CORPORATION

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$81,247	$69,335
Interest-bearing balances with banks	77,959	26,528

Cash and cash equivalents	159,206	95,863

Securities available for sale	429,169	399,034

Mortgage loans held for sale	34,099	33,496

Loans, net of unearned income	1,664,479	1,646,223
Allowance for loan losses	(18,473)	(18,363)

Net loans	1,646,006	1,627,860

Premises and equipment, net	42,163	42,162
Intangible assets, net	99,575	100,832
Other assets	99,002	98,455

Total assets	$2,509,220	$2,397,702

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$272,672	$250,270
Interest-bearing	1,759,073	1,618,181

Total deposits	2,031,745	1,868,451

Federal Home Loan Bank advances	144,413	191,481
Junior subordinated debentures	64,325	64,365
Other borrowed funds	5,316	10,659
Other liabilities	24,003	27,306

Total liabilities	2,269,802	2,162,262

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized; 11,489,549 shares issued; 10,380,372 and 10,289,510 shares outstanding at March 31, 2006, and December 31, 2005, respectively	57,448	57,448
Treasury stock, at cost	(26,447)	(26,988)
Additional paid-in capital	112,002	111,756
Retained earnings	101,024	96,903
Accumulated other comprehensive income (loss)	(4,609)	(3,679)

Total shareholders’ equity	239,418	235,440

Total liabilities and shareholders’ equity	$2,509,220	$2,397,702

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans	$30,492	$24,530
Securities:
Taxable	3,603	3,495
Tax-exempt	933	1,164
Other	789	106

Total interest income	35,817	29,295

Interest expense
Deposits	12,324	6,907
Borrowings	2,985	3,070

Total interest expense	15,309	9,977

Net interest income	20,508	19,318
Provision for loan losses	1,068	597

Net interest income after provision for loan losses	19,440	18,721

Noninterest income
Service charges on deposit accounts	4,424	3,874
Fees and commissions	3,003	2,505
Insurance commissions	822	831
Trust revenue	630	625
Securities gains	21	102
BOLI income	401	404
Merchant discounts	—	2
Gains on sales of mortgage loans	760	693
Other	1,372	867

Total noninterest income	11,433	9,903

Noninterest expense
Salaries and employee benefits	12,212	11,459
Data processing	1,080	1,044
Net occupancy	1,813	1,615
Equipment	973	990
Professional fees	692	651
Advertising	779	740
Intangible amortization	431	586
Other	3,911	3,878

Total noninterest expense	21,891	20,963

Income before income taxes	8,982	7,661
Income taxes	2,481	2,202

Net income	$6,501	$5,459

Basic earnings per share	$0.63	$0.52

Diluted earnings per share	$0.62	$0.52

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net cash provided by operating activities	$8,052	$16,089

Investing activities
Purchases of securities available for sale	(69,870)	(7,144)
Proceeds from sales of securities available for sale	27,135	25,075
Proceeds from call/maturities of securities available for sale	10,816	18,032
Net increase in loans	(21,099)	(56,600)
Proceeds from sales of premises and equipment	6	568
Purchases of premises and equipment	(987)	(2,278)
Net cash paid in business combination	—	(19,328)

Net cash used in investing activities	(53,999)	(41,675)

Financing activities
Net increase in noninterest-bearing deposits	22,402	12,037
Net increase in interest-bearing deposits	140,892	29,324
Net decrease in short-term borrowings	(5,343)	(22,053)
Proceeds from long-term debt	—	102,410
Repayment of long-term debt	(47,068)	(80,798)
Purchase of treasury stock	—	(987)
Cash paid for dividends	(2,380)	(2,187)
Cash received on exercise of options	787	436

Net cash provided by financing activities	109,290	38,182

Net increase in cash and cash equivalents	63,343	12,596
Cash and cash equivalents at beginning of period	95,863	56,025

Cash and cash equivalents at end of period	$159,206	$68,621

Supplemental disclosures
Transfers of loans to other real estate	$1,282	$4,772

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

(in thousands, except share data)

Note 1 Summary of Significant Accounting Policies

Business: Renasant Corporation (referred to herein as the “Company”), a Mississippi corporation, owns and operates Renasant Bank, a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc., a wholly-owned subsidiary of Renasant Bank with operations in Mississippi. On March 31, 2005, Renasant Bank of Tennessee, a Tennessee-chartered bank and wholly-owned subsidiary of the Company, was merged into Renasant Bank, and Renasant Bank survived the merger. The Company has full service offices located throughout north Mississippi, southwest Tennessee and north Alabama.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in prior periods have been reclassified to conform to the current presentation, and all dollar amounts are in thousands, except share data.

New accounting pronouncements:

In January 2005, the Company adopted and applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) on certain loans acquired in connection with the acquisition of Heritage Financial Holding Corporation (“Heritage”). There was evidence of deterioration of the credit quality of these loans since origination, and it was probable, at the acquisition date, that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at March 31, 2006 is as follows:

Commercial	$8,024
Consumer	60
Mortgage	628

Total outstanding balance	$8,712

Total carrying amount	$6,439

Accretable Yield
Balance at January 1, 2006	$182
Additions	—
Reclassifications from nonaccretable difference	100
Accretion	(262)

Balance at March 31, 2006	$20

The Company did not increase the allowance for loan losses through a charge to the income statement for these loans during the three months ended March 31, 2006.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“Statement 123R”). Statement 123R requires companies to recognize in their financial statements the cost resulting from all share-based payment transactions using a fair value-based measurement model. Companies are required to estimate the fair value of share-based payments to employees using a mathematical model that reflects the most accurate valuation given the information available and incorporates various factors, including exercise price of the option, expected volatility of the entity’s stock, expected term of the award, performance/service/market conditions, expected dividends, the risk-free rate, and grant date share price. Statement 123R replaces Statement 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123R became effective in annual reporting periods beginning after June 15, 2005, requiring all share-based payments granted or modified subsequent to the implementation date to be accounted for under Statement 123R. In 2002, the Company adopted the provisions of Statement 123 and began recognizing compensation expense in the income statement, based on the estimated fair value of all awards granted to employees. As such, the adoption of Statement 123R did not have a material effect on the Company’s financial condition or results of operations. The assumptions utilized in calculating the fair value of the Company’s share-based payments since the adoption of Statement 123 are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Note L – Employee Benefit and Deferred Compensation Plans” in the Notes to the Consolidated Financial Statements.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through March 31, 2006, allows the Company to purchase up to 1,396,687 shares of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of March 31, 2006, 1,220,183 shares of our common stock had been purchased and 176,504 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the first quarter of 2006, the Company reissued 29,800 shares from treasury in connection with the exercise of stock options assumed in the Renasant Bancshares, Inc. and Heritage acquisitions. The Company did not repurchase any shares during the first three months of 2006.

The Company declared a cash dividend for the first quarter of 2006 of $0.23 per share as compared to $0.21 per share for the first quarter of 2005. Total cash dividends paid to shareholders by the Company were $2,379 and $2,187 for the three month periods ended March 31, 2006 and 2005, respectively.

In January 2006, the Company granted 98,000 stock options which become vested and exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. In addition, the Company awarded 17,000 shares of time-based restricted stock and 14,000 shares of performance-based restricted stock in January, 2006. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the Board of Directors.

Note 3 Goodwill

During the first quarter of 2006, the Company adjusted goodwill to reflect the tax benefits associated with the exercise of stock options assumed in connection with Heritage and Renasant Bancshares acquisitions. As a result, the goodwill associated with the Heritage and Renasant Bancshares acquisitions was reduced $790 and $332, respectively.

Note 4 Comprehensive Income

For the three month periods ended March 31, 2006 and 2005, total comprehensive income was $5,571 and $3,003, respectively. Total comprehensive income consists of net income and the change in the unrealized gain (loss) on securities available for sale.

Note 5 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three month period ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$—	$—	$13	$18
Interest cost	247	242	18	17
Expected return on plan assets	(344)	(327)	—	—
Prior service cost recognized	8	8	1	1
Recognized loss	128	92	16	13

Net periodic benefit cost	$39	$15	$48	$49

Note 6 Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended March 31,
	2006	2005
Basic:
Net income applicable to common stock	$6,501	$5,459

Average common shares outstanding	10,303,842	10,406,243

Net income per common share-basic	$0.63	$0.52

Diluted:
Net income	$6,501	$5,459

Average common shares outstanding	10,303,842	10,406,243
Stock awards	192,095	154,087

Average common shares outstanding-diluted	10,495,937	10,560,330

Net income per common share-diluted	$.62	$0.52

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding stock options and warrants were exercised into common shares, calculated in accordance with the treasury stock method.

Note 7 Segment Reporting

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas, and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region), and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio costs associated with our data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column, which also includes revenues and expenses associated with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Community Bank
	Mississippi Region	Tennessee Region	Alabama Region	Renasant Insurance	Other	Consolidated
At or for the three month period ended March 31, 2006:
Net interest income	$13,418	$2,762	$5,212	$1	$(885)	$20,508
Provision for loan losses	625	107	336	—	—	1,068
Noninterest income	7,845	222	1,779	919	668	11,433
Noninterest expense	8,202	2,033	3,754	750	7,152	21,891
Income before income taxes	12,436	844	2,901	170	(7,369)	8,982
Income tax expense	3,608	245	842	59	(2,273)	2,481
Net income (loss)	8,828	599	2,059	111	(5,096)	6,501
Total assets	1,459,880	409,013	631,285	5,290	3,752	2,509,220
Goodwill	2,265	39,217	47,168	2,783	—	91,433

At or for the three month period ended March 31, 2005:
Net interest income	$11,973	$2,208	$4,387	$1	$749	$19,318
Provision for loan losses	468	107	22	—	—	597
Noninterest income	7,408	97	1,449	1,145	(196)	9,903
Noninterest expense	8,144	1,417	3,613	731	7,058	20,963
Income before income taxes	10,769	781	2,201	415	(6,505)	7,661
Income tax expense	3,181	231	650	153	(2,013)	2,202
Net income (loss)	7,588	550	1,551	262	(4,492)	5,459
Total assets	1,382,205	324,001	605,794	5,057	3,107	2,320,164
Goodwill	2,564	39,253	46,860	2,783	—	91,460

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

On July 1, 2004, we completed our acquisition of Renasant Bancshares, Inc. (“Renasant Bancshares”), the parent company of Renasant Bank of Tennessee, and expanded our footprint into Tennessee. Renasant Bank of Tennessee became one of our subsidiaries as a result of our acquisition of Renasant Bancshares. In order to simplify our operations and reduce costs, on March 31, 2005, Renasant Bank of Tennessee merged into Renasant Bank, with Renasant Bank surviving the merger. On January 1, 2005, we completed our acquisition of Heritage Financial Holding Corporation (“Heritage”), the parent company of Heritage Bank, and expanded our footprint into Alabama. On that date, Heritage merged into the Company, and Heritage Bank merged into Renasant Bank. The Company and Renasant Bank, respectively, survived the mergers. The financial condition and results of operations for both acquisitions are included in the Company’s financial statements since the date of the relevant acquisition.

Financial Condition

Total assets for the Company increased to $2,509,220 on March 31, 2006 from $2,397,702 on December 31, 2005, representing an increase of 4.65%.

Cash and cash equivalents increased $63,343 from $95,863 at December 31, 2005 to $159,206 at March 31, 2006 and represented 6.34% of total assets at March 31, 2006 compared to 4.00% of total assets at December 31, 2005. Our investment portfolio increased to $429,169 at March 31, 2006 from $399,034 at December 31, 2005. Increases in our cash and cash equivalents and investment portfolio are due to the short-term investment of excess funds generated from our deposit growth during the same period.

Mortgage loans held for sale were $34,099 at March 31, 2006 compared to $33,496 at December 31, 2005. Originations of mortgage loans to be sold totaled $94,210 for the first three months of 2006 as compared to $90,710 for same period in 2005. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

The loan balance, net of unearned income, at March 31, 2006 was $1,664,479, representing an increase of $18,256 from $1,646,223 at December 31, 2005.

The growth in loans during the first three months of 2006 is primarily attributable to loan production from our Tennessee and Alabama regions. Loans in the Tennessee and Alabama regions grew 8.97% and 3.25%, respectively, during the first three months of 2006 compared to the respective balances at December 31, 2005. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	March 31, 2006	December 31, 2005
Commercial, financial, agricultural	$206,914	$226,203
Lease financing	6,548	7,469
Real estate – construction	196,228	169,543
Real estate – 1-4 family mortgages	578,931	566,455
Real estate – commercial mortgages	595,589	597,273
Installment loans to individuals	80,269	79,280

Total loans, net of unearned income	$1,664,479	$1,646,223

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At March 31, 2006, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $1,257 to $99,575 at March 31, 2006 from $100,832 at December 31, 2005. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Heritage and Renasant Bancshares acquisitions and an adjustment to goodwill from tax benefits associated with the exercise of stock options assumed in connection with these acquisitions. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $163,294 to $2,031,745 at March 31, 2006 from $1,868,451 on December 31, 2005. Non-interest bearing deposits grew 8.95% to $272,672 at March 31, 2006 compared to $250,270 at December 31, 2005. Interest bearing deposits increased $140,892 to $1,759,073 at March 31, 2006 from $1,618,181 at December 31, 2005. During the first quarter of 2006, we experienced a $92,236 increase in interest bearing public-fund transactional accounts as government agencies received proceeds from tax collections. Management expects funds held in these accounts to decrease throughout the year as government agencies utilize these monies.

The growth in deposits was realized throughout each of our regions. Deposits in the Alabama and Tennessee regions grew $11,430 and $29,235, respectively, from the amounts at December 31, 2005. Deposits in the Mississippi region grew $122,629 during the first three months of 2006 from December 31, 2005.

Advances from the FHLB decreased $47,068 to $144,413 at March 31, 2006 compared to $191,481 at December 31, 2005. We utilize advances from the Federal Home Loan Bank (“FHLB”) to mitigate interest rate risk on our loan portfolio by match-funding FHLB borrowings against long term fixed rate loans.

Shareholders’ equity increased 1.69% to $239,418 at March 31, 2006 compared to $235,440 at December 31, 2005. Factors contributing to the change in capital include current year earnings offset by treasury stock purchases and dividends.

Results of Operations – First Quarter of 2006 as Compared to the First Quarter of 2005

Summary

Net income for the three month period ended March 31, 2006 was $6,501, an increase of $1,042, or 19.09%, from net income of $5,459 for the same period in 2005. Basic earnings per share were $.63 and diluted earnings per share were $.62 for the three month period ended March 31, 2006, as compared to basic and diluted earnings per share of $.52 for the comparable period a year ago.

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

Net interest income grew 6.16% to $20,508 for the first quarter of 2006 compared to $19,318 for the same period in 2005 due to loan growth and excess funds held in short-term investments. On a tax equivalent basis, net interest margin for the three month period ended March 31, 2006 remained at 3.99% compared to the same period in 2005. Net interest income for the first quarter of 2006 includes $262 in interest income related to cash flows from certain Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-03”) that exceeded initial estimates. This additional interest income increased net interest margin for this quarter by 5 basis points.

Interest income grew 22.26% to $35,817 for the first quarter of 2006 from $29,295 for the same period in 2005. The growth in interest income was driven by changes in volume and in rate. The average balance of interest earning assets at March 31, 2006 increased $118,081 as compared to the same period in 2005. During this same period, the tax equivalent yield on earning assets increased 89 basis points to 6.86%.

Interest expense increased $5,332 to $15,309 for the three months ended March 31, 2006 as compared to $9,977 for the same period in 2005. This increase resulted from the growth in interest bearing deposits, as well as the increase in the cost of all interest-bearing liabilities. The average balance of interest bearing deposits at March 31, 2006 increased $205,994 as compared to the same period in 2005. The cost of interest bearing deposits increased 107 basis points to 2.96% for the first quarter of 2006 compared to 1.89% for the same period in 2005. Overall, the cost of interest-bearing liabilities increased to 3.22% for the first quarter of 2006 from 2.18% for the same period in 2005.

Noninterest Income

Noninterest income was $11,433 for the three month period ended March 31, 2006 compared to $9,903 for the same period in 2005, an increase of 15.45%.

Service charges on deposits were $4,424 for the first quarter of 2006, an increase of 14.20% over $3,874 for the same period in 2005. Service charges represent the largest component of noninterest income. Overdraft fees were $3,744 for the three month period ended March 31, 2006, an increase of $536, or 16.71%, compared to the same period in 2005. This increase is primarily attributed to non-public transaction deposit growth. The fee charged for insufficient funds remained the same throughout 2005 and 2006.

Fees and commissions includes fees charged for both deposit services and loan services. Fees and commissions were $3,003 and $2,505 for the three month periods ended March 31, 2006 and 2005, respectively. The Financial Services division focuses on providing specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all of which have an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families. Revenues generated from the sale of all of these products totaled $216 for the first quarter of 2006 compared to $249 for the same period in 2005. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department within the Financial Services division operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the first quarter of 2006 was $630 as compared to $625 for the same period of 2005. The market value of assets under management as of March 31, 2006 was $424,810 an increase of approximately $1,782 from the prior year.

Gains from sales of mortgage loans increased to $760 for the three months ended March 31, 2006 compared to $693 for the same period in 2005. Originations of mortgage loans to be sold totaled $94,210 for the first three months of 2006 as compared to $90,710 for same period in 2005.

Other noninterest income for the first quarter of 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called in February 2006 and a $397 nontaxable death benefit from life insurance. In comparison, other noninterest income for the first quarter of 2005 includes $264 from the sale of our Pulse network to Discover.

Noninterest Expense

Noninterest expense was $21,891 for the three month period ended March 31, 2006 compared to $20,963 for the same period in 2005, an increase of $928.

Salaries and employee benefits for the three month period ended March 31, 2006 were $12,212, which is $753 greater than the same period last year. The increase in salaries and employee benefits is due to normal annual salary increases which were effective March 2006.

Data processing costs for the three month period ended March 31, 2006 were $1,080, an increase of $36 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended March 31, 2006 increased $181 to $2,786 over the comparable period for the prior year primarily due to our de novo branch office efforts. Since the first quarter of 2005, the Company has opened three new full service branches.

Amortization of intangible assets decreased to $431 for the three months ended March 31, 2006 compared to $586 for the same period in 2005. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.61% for the three month period ended March 31, 2006 and 3.63% for the comparable period in 2005. We anticipate a continued positive impact on future noninterest expense through our investments in personnel, technology, and programs such as High Performance Checking. The net overhead ratio was 1.88% and 1.70% for the first quarter of 2006 and 2005, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio decreased to 66.83% for the three month period ended March 31, 2006 compared to 69.71% for the same period of 2005. The improvements in the net overhead and efficiency ratios were due to the additional noninterest income from the gain on early extinguishment of debt and the death benefit from life insurance described above, as well as from operating efficiencies and income opportunities provided in our new markets of Tennessee and Alabama.

Income tax expense was $2,481 for the three month period ended March 31, 2006 (with an effective tax rate of 27.62%), compared to $2,202 (with an effective tax rate of 28.74%) for the same period in 2005. The reduction in the effective tax rate for the three months ending March 31, 2006 as compared to the same period in 2005 is reflective of the nontaxable death benefit from life insurance received in the first quarter of 2006. We continually seek investing opportunities in assets whose earnings are given favorable tax treatment.

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

Our credit quality improved in the first quarter of 2006. Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were .24% and .43% at March 31, 2006 and 2005, respectively. Nonaccrual loans at March 31, 2006, were $2,509, down $1,298 as compared to the balance at March 31, 2005.

The provision for loan losses was $1,068 and $597 for the three months ended March 31, 2006 and 2005, respectively. For the first quarter of 2006, net charge-offs were $958, or .23% annualized as a percentage of average loans. Net charge-offs for the same period in 2005 were $1,186, or .31% annualized.

In determining the amount of provision to charge to operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The allowance for loan losses as a percentage of loans was 1.11% at March 31, 2006 as compared to 1.12% at December 31, 2005. The reduction of the allowance for loan losses as a percentage of loans was caused by our improved credit quality and growth in the loan portfolio. SOP 03-3 prohibits the carryover of an allowance for loan loss for loans acquired in which the acquirer concludes that the acquirer will not collect the contractual payments. Certain loans acquired as a part of our acquisition of Heritage experienced credit deterioration since the date of origination of the credits to the date of our acquisition of Heritage. These loans, which had an outstanding balance of $18,839 at the date of acquisition, are now carried at a balance which management believes, based on the facts and circumstances surrounding each respective loan at the date of our acquisition of Heritage, represents their future cash flows. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. At March 31, 2006, the carrying balance of these loans was $6,439.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2006	2005
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$18,363	$18,448	$18,080	$18,012	$14,403
Addition from acquisitions	—	16	—	—	4,198
Loans charged-off	1,034	897	655	921	1,413
Recoveries of loans previously charged-off	(76)	(84)	(190)	(141)	(227)

Net charge-offs	958	813	465	780	1,186
Provision for loan losses	1,068	712	833	848	597

Balance at end of period	$18,473	$18,363	$18,448	$18,080	$18,012

Nonaccruing loans	$2,509	$3,984	$3,803	$4,157	$3,807
Accruing loans 90 days past due or more	1,546	2,306	3,398	2,292	3,002

Total nonperforming loans	4,055	6,290	7,201	6,449	6,809
Other real estate owned and repossessions	3,922	4,299	6,646	7,114	7,232

Total nonperforming assets	$7,977	$10,589	$13,847	$13,563	$14,041

Allowance for loan losses to total loans	1.11%	1.12%	1.15%	1.14%	1.14%
Reserve coverage ratio	455.56	291.94	256.19	280.35	264.53
Annualized net charge-offs to average loans	0.23	0.19	0.11	0.19	0.31
Nonperforming loans to total loans	0.24	0.38	0.45	0.40	0.43
Nonperforming assets to total assets	0.32	0.44	0.58	0.58	0.60

The table below presents net charge-offs by loan type for the three month periods ending March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Commercial, financial, agricultural	$145	$165
Lease financing	—	—
Real estate – construction	—	98
Real estate – 1-4 family mortgages	763	617
Real estate – commercial mortgages	22	84
Installment loans to individuals	28	222

Total loans, net of unearned income	$958	$1,186

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of March 31, 2006, and December 31, 2005:

	March 31, 2006	December 31, 2005
Specific reserves	$4,055	$3,985
Allocated reserves based on loan grades	14,418	14,378
Unallocated reserves	—	—

Total reserves	$18,473	$18,363

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

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. We did not have any outstanding balances of federal funds purchased at March 31, 2006 or December 31, 2005. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk; FHLB advances may also be used to meet day to day liquidity needs. The total amount of remaining credit available to us from the FHLB at March 31, 2006 was $582,525. As of March 31, 2006, our outstanding balance with the FHLB was $144,413 compared to $191,481 at December 31, 2005. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At March 31, 2006, there were no amounts outstanding under these lines of credits.

For the three months ended March 31, 2006, our total cost of funds, including noninterest bearing demand deposit accounts, was 2.83%, up from 1.94% for the same period in 2005. Noninterest bearing demand deposit accounts made up approximately 11.70% of our average total deposits and borrowed funds at March 31, 2006 as compared to 11.01% at March 31, 2005. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 33.88% of our average total deposits and borrowed funds and had an average cost of 3.55%, compared to 31.36% of the average total deposits and borrowed funds with an average cost of .89% for the same period in 2005. Another significant source of funds was time deposits, making up 43.23% of the average total deposits and borrowed funds with an average cost of 3.78% for the three months ended March 31, 2006, compared to 39.79% of the average total deposits and borrowed funds with an average cost of 2.67% for the same period in 2005. FHLB advances made up approximately 7.90% of our average total deposits and borrowed funds with an average cost of 4.27%, compared to 12.01% of the average total deposits and borrowed funds with an average cost of 2.86% for the same period in 2005.

Cash and cash equivalents were $159,206 at March 31, 2006 compared to $95,863 at December 31, 2005. Cash used in investing activities for the three months ended March 31, 2006 was $53,999 compared to $41,675 for the same period of 2005. The primary contribution to this increase was due to investment securities purchases of $69,870 and a net increase in loans of $21,099. Proceeds from the sale and maturity of our investment security portfolio during the first quarter of 2006 was $37,951.

Cash provided by financing activities for the three months ended March 31, 2006 was $109,290 compared to $38,182 for the same period of 2005. Cash flows from the generation of deposits were $163,294 for the three months ended March 31, 2006 compared to $41,361 for the same period in 2005. Cash provided from the generation of deposits was used to fund the investing activities and reduce borrowings $52,411 for the first quarter of 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in

Federal regulations). As of March 31, 2006, we met all capital adequacy requirements to which we are subject. As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of March 31, 2006:

	Consolidated	Bank
Tier I Leverage (to average assets)	8.72%	8.48%
Tier I Capital (to risk-weighted assets)	11.62%	11.31%
Total Capital (to risk-weighted assets)	12.67%	12.36%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank. The Company’s liquidity and capital resources are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to the information under Part II, Item 2, “Unregistered Sales of Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for a discussion of the restrictions on Renasant Bank’s ability to transfer funds to the Company in the form of dividends, loans and advances.

Book value per share was $23.20 and $22.88 at March 31, 2006 and December 31, 2005, respectively.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from its subsidiary bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank to transfer funds to the Company in the form of cash dividends, loans, or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At March 31, 2006, the unrestricted surplus for Renasant Bank was approximately $283,629. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2006, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $21,798. There were no loans outstanding from Renasant Bank to the Company at March 31, 2006.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at March 31, 2006 were approximately $455,505 and $22,576, respectively, compared to $401,711 and $24,491, respectively, at December 31, 2005.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- or off-balance sheet financial instruments.

Contractual Obligations

There have not been any material changes to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our disclosures about market risk since December 31, 2005. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the first three months of 2006.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

There have been no material changes from the disclosures contained in the Company’s 2006 Definitive Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2006, in the procedures by which holders of the Company’s common stock may recommend to the board’s nominating and governance committee nominees for election to the Company’s board of directors. However, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2006, the board adopted an amendment to the Company’s by-laws that established advance notice procedures for shareholders who wish, among other things, to nominate an individual for election to the Company’s board of directors. These advance notice procedures also apply to any shareholder submission to the board’s nominating and governance committee of a recommendation of a possible candidate for election as a director. Shareholders wishing to nominate an individual for election to the board or to recommend a candidate to the nominating and governance committee must comply with the advance notice procedures set forth in the Company’s amended bylaws which are summarized below and are in lieu of the deadlines set forth in the Company’s 2006 Definitive Proxy Statement in order for any such nomination or recommendation to be timely.

Under the Company’s advance notice bylaw provision, to be timely, any shareholder proposal with respect to the 2007 Annual Meeting of Shareholders, including, without limitation, a shareholder’s notice of his or her intention to nominate an individual for election to the board or his or her submission of a recommendation of a candidate to the nominating and governance committee, must be delivered to the corporate secretary of the Company not less than 90 days nor more than 120 days prior to the first anniversary of the immediately preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 90 days from such anniversary date, to be timely such notice must be delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. The notice must contain information specified in our By-laws.

Based upon the meeting date of April 18, 2006 for the 2006 Annual Meeting of Shareholders, to be timely a qualified shareholder desiring to make any proposal at the 2007 Annual Meeting of Shareholders, including, without limitation, the nomination of an individual for election at the 2007 Annual Meeting or a recommendation of an individual for consideration by the nominating and governance committee as a candidate for election to the board at the 2007 Annual Meeting of Shareholders, should give written notice to the Company’s corporate secretary not later than the close of business on January 18, 2006 and not earlier than the close of business on December 19, 2006. Any shareholder proposal, including, without limitation, director nominations or recommendations of candidates, should be sent to the corporate secretary of the Company at Renasant Corporation, 209 Troy Street, Tupelo, Mississippi 38804.

The specific requirements of the advance notice and eligibility provisions with respect to the Company are set forth in Article II, Section 9 of the Company’s Bylaws, as amended, which are incorporated by reference into this report. See Item 6 of Part II immediately below.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Renasant Corporation, as amended(1)

3.2	Restated Bylaws of Renasant Corporation, as amended(2)

4.1	Articles of Incorporation of Renasant Corporation, as amended(1)

4.2	Restated Bylaws of Renasant Corporation, as amended(2)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit (3)(ii) to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 9, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2006	RENASANT CORPORATION

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