Form 10-Q
period 2006-06-30
RENASANT CORP
filed 2006-08-09
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-12154

RENASANT CORPORATION

(Exact name of the registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

209 Troy Street, P.O. Box 709, Tupelo, Mississippi 38802-0709

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

Common stock, $5.00 Par Value, 10,354,917 shares outstanding as of July 31, 2006.

RENASANT CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets – June 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3
	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4
	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1A
	Risk Factors	21

Item 2
	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4
	Submission of Matters to a Vote of Security Holders	21

Item 6
	Exhibits	22

SIGNATURES		23

EXHIBIT INDEX		24

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$67,282	$69,335
Interest-bearing balances with banks	7,373	26,528

Cash and cash equivalents	74,655	95,863

Securities available for sale	434,567	399,034

Mortgage loans held for sale	36,519	33,496

Loans, net of unearned income	1,729,861	1,646,223
Allowance for loan losses	(18,990)	(18,363)

Net loans	1,710,871	1,627,860

Premises and equipment, net	42,424	42,162
Intangible assets, net	99,159	100,832
Other assets	105,138	98,455

Total assets	$2,503,333	$2,397,702

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$272,686	$250,270
Interest-bearing	1,710,780	1,618,181

Total deposits	1,983,466	1,868,451
Federal funds purchased	41,700	—
Federal Home Loan Bank advances	137,405	191,481
Junior subordinated debentures	64,284	64,365
Other borrowed funds	9,281	10,659
Other liabilities	26,154	27,306

Total liabilities	2,262,290	2,162,262

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized; 11,489,549 shares issued; 10,344,917 and 10,289,510 shares outstanding at June 30, 2006, and December 31, 2005, respectively	57,448	57,448
Treasury stock, at cost	(26,020)	(26,988)
Additional paid-in capital	112,213	111,756
Retained earnings	105,682	96,903
Accumulated other comprehensive income (loss)	(8,280)	(3,679)

Total shareholders’ equity	241,043	235,440

Total liabilities and shareholders’ equity	$2,503,333	$2,397,702

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$32,083	$27,307	$62,575	$51,837
Securities:
Taxable	4,322	3,306	7,925	6,801
Tax-exempt	917	1,133	1,850	2,297
Other	275	154	1,064	260

Total interest income	37,597	31,900	73,414	61,195

Interest expense
Deposits	13,676	8,139	26,000	15,046
Borrowings	2,979	3,306	5,964	6,376

Total interest expense	16,655	11,445	31,964	21,422

Net interest income	20,942	20,455	41,450	39,773
Provision for loan losses	(360)	847	708	1,444

Net interest income after provision for loan losses	21,302	19,608	40,742	38,329

Noninterest income
Service charges on deposit accounts	4,527	4,167	8,951	8,041
Fees and commissions	3,659	2,965	6,662	5,470
Insurance commissions	868	906	1,690	1,737
Trust revenue	630	611	1,260	1,236
Securities gains (losses)	4	(32)	25	70
BOLI income	383	402	784	806
Gains on sales of mortgage loans	674	673	1,434	1,366
Other	288	259	1,660	1,128

Total noninterest income	11,033	9,951	22,466	19,854

Noninterest expense
Salaries and employee benefits	12,301	11,520	24,513	22,979
Data processing	1,053	962	2,035	2,006
Net occupancy	1,737	1,181	3,550	2,796
Equipment	951	1,041	1,924	2,031
Professional fees	615	656	1,307	1,307
Advertising	904	958	1,683	1,698
Intangible amortization	414	571	845	1,157
Other	4,084	3,968	8,093	7,846

Total noninterest expense	22,059	20,857	43,950	41,820

Income before income taxes	10,276	8,702	19,258	16,363
Income taxes	3,233	2,495	5,714	4,697

Net income	$7,043	$6,207	$13,544	$11,666

Basic earnings per share	$0.68	$0.60	$1.31	$1.12

Diluted earnings per share	$0.67	$0.59	$1.29	$1.11

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net cash provided by operating activities	$11,172	$24,933

Investing activities
Purchases of securities available for sale	(100,244)	(10,488)
Proceeds from sales of securities available for sale	29,262	25,409
Proceeds from call/maturities of securities available for sale	27,943	34,768
Net increase in loans	(85,655)	(78,351)
Proceeds from sales of premises and equipment	57	590
Purchases of premises and equipment	(2,303)	(4,321)
Net cash paid in business combination	—	(19,328)

Net cash used in investing activities	(130,940)	(51,721)

Financing activities
Net increase in noninterest-bearing deposits	22,416	6,481
Net increase in interest-bearing deposits	92,599	58,056
Net increase (decrease) in short-term borrowings	40,322	(41,645)
Proceeds from long-term debt	—	150,043
Repayment of long-term debt	(53,436)	(98,217)
Purchase of treasury stock	—	(4,534)
Cash paid for dividends	(4,766)	(4,476)
Cash received on exercise of options	1,425	2,095

Net cash provided by financing activities	98,560	67,803

Net increase (decrease) in cash and cash equivalents	(21,208)	41,015
Cash and cash equivalents at beginning of period	95,863	56,025

Cash and cash equivalents at end of period	$74,655	$97,040

Supplemental disclosures
Transfers of loans to other real estate	$1,936	$5,288

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

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

New accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“Statement 123R”). Statement 123R requires companies to recognize in their financial statements the cost resulting from all share-based payment transactions using a fair value-based measurement model. Companies are required to estimate the fair value of share-based payments to employees using a mathematical model that reflects the most accurate valuation given the information available and incorporates various factors, including exercise price of the option, expected volatility of the entity’s stock, expected term of the award, performance/service/market conditions, expected dividends, the risk-free rate, and the grant date share price. Statement 123R replaces Statement 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123R became effective in annual reporting periods beginning after June 15, 2005, requiring all share-based payments granted or modified subsequent to the implementation date to be accounted for under Statement 123R. In 2002, the Company adopted the provisions of Statement 123 and began recognizing compensation expense in the income statement, based on the estimated fair value of all awards granted to employees. As such, the adoption of Statement 123R did not have a material effect on the Company’s financial condition or results of operations. The assumptions utilized in calculating the fair value of the Company’s share-based payments since the adoption of Statement 123 are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Note L – Employee Benefit and Deferred Compensation Plans” in the Notes to the Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through June 30, 2006, allows the Company to purchase up to 1,396,687 shares of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of June 30, 2006, 1,220,183 shares of our common stock had been purchased and 176,504 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the six months ending June 30, 2006, the Company reissued 53,807 shares from treasury in connection with the exercise of stock options assumed in the Renasant Bancshares, Inc. (“Renasant Bancshares”) and Heritage Financial Holding Corporation (“Heritage”) acquisitions. The Company did not repurchase any shares during the first six months of 2006.

The Company declared a cash dividend for the second quarter of 2006 of $0.23 per share as compared to $0.23 per share for the first quarter of 2006 and $0.22 per share for the second quarter of 2005. Total cash dividends paid to shareholders by the Company were $4,766 and $4,476 for the six month periods ended June 30, 2006 and 2005, respectively.

In January 2006, the Company granted 98,000 stock options which become vested and exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. In addition, the Company awarded 17,000 shares of time-based restricted stock and 14,000 shares of performance-based restricted stock. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors.

Note 3 Loans

The Company adopted and applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) on certain loans acquired in connection with the acquisition of Heritage Financial Holding Corporation (“Heritage”). There was evidence of deterioration of the credit quality of these loans since origination, and it was probable, at the acquisition date, that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at June 30, 2006 is as follows:

Commercial	$7,475
Consumer	60
Mortgage	466

Total outstanding balance	$8,001

Total carrying amount	$5,883

Accretable Yield
Balance at January 1, 2006	$182
Additions	—
Reclassifications from nonaccretable difference	217
Accretion	(379)

Balance at June 30, 2006	$20

The Company did not increase the allowance for loan losses through a charge to the income statement for these loans during the six months ended June 30, 2006.

Note 4 Goodwill

During the first six months of 2006, the Company adjusted goodwill to reflect the tax benefits associated with the exercise of stock options assumed in connection with Heritage and Renasant Bancshares acquisitions. As a result, the goodwill associated with the Heritage and Renasant Bancshares acquisitions was reduced $790 and $332, respectively.

Note 5 Interest Rate Swap

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. The Company accounts for the swap in accordance with FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 6 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$7,043	$6,207	$13,544	$11,666
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding (losses) gains arising during the period	(3,464)	2,342	(4,381)	(51)
Reclassification adjustment for (gains) losses included in net income	(2)	20	(15)	(43)
Unrealized loss on interest rate swap	(206)	—	(206)	—

Other comprehensive income	(3,672)	2,362	4,602	(94)

Comprehensive income	$3,371	$8,569	$8,942	$11,572

Note 7 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three and six month period ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$—	$—	$13	$18
Interest cost	247	242	17	17
Expected return on plan assets	(343)	(327)	—	—
Prior service cost recognized	7	8	1	1
Recognized loss	129	92	16	13

Net periodic benefit cost	$40	$15	$47	$49

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$—	$—	$26	$36
Interest cost	494	484	35	34
Expected return on plan assets	(687)	(654)	—	—
Prior service cost recognized	15	16	2	2
Recognized loss	257	184	32	26

Net periodic benefit cost	$79	$30	$95	$98

Note 8 Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic:
Net income applicable to common stock	$7,043	$6,207	$13,544	$11,666

Average common shares outstanding	10,336,662	10,400,330	10,321,519	10,401,799

Net income per common share-basic	$0.68	$0.60	$1.31	$1.12

Diluted:
Net income	$7,043	$6,207	$13,544	$11,666

Average common shares outstanding	10,336,662	10,400,330	10,321,519	10,401,799
Stock awards	218,211	118,430	207,060	121,581

Average common shares outstanding-diluted	10,554,873	10,518,760	10,528,579	10,523,380

Net income per common share-diluted	$0.67	$0.59	$1.29	$1.11

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding stock options and warrants were exercised into common shares, calculated in accordance with the treasury stock method.

Note 9 Segment Reporting

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

	Community Bank
	Mississippi Region	Tennessee Region	Alabama Region	Renasant Insurance	Other	Consolidated
At or for the three month period ended June 30, 2006:
Net interest income	$14,017	$2,922	$5,213	$5	$(1,215)	$20,942
Provision for loan losses	297	71	(728)	—	—	(360)
Noninterest income	7,271	254	1,968	914	626	11,033
Noninterest expense	7,797	2,175	3,778	791	7,518	22,059
Income before income taxes	13,194	930	4,131	128	(8,107)	10,276
Income tax expense	4,229	298	1,324	44	(2,662)	3,233
Net income (loss)	8,965	632	2,807	84	(5,445)	7,043
Total assets	1,441,389	413,360	635,601	6,196	6,787	2,503,333
Goodwill	2,265	39,217	47,165	2,783	—	91,430

At or for the three month period ended June 30, 2005:
Net interest income	$12,213	$2,315	$5,769	$1	$157	$20,455
Provision for loan losses	279	410	158	—	—	847
Noninterest income	6,602	116	1,665	973	595	9,951
Noninterest expense	6,984	1,895	3,790	789	7,399	20,857
Income before income taxes	11,552	126	3,486	185	(6,647)	8,702
Income tax expense	3,469	38	1,047	46	(2,105)	2,495
Net income (loss)	8,083	88	2,439	139	(4,542)	6,207
Total assets	1,413,747	329,475	600,811	5,171	4,181	2,353,385
Goodwill	2,265	39,259	47,547	2,783	—	91,854

At or for the six month period ended June 30, 2006:
Net interest income	$27,434	$5,684	$10,425	$6	$(2,099)	$41,450
Provision for loan losses	922	178	(392)	—	—	708
Noninterest income	14,197	476	3,747	1,833	2,213	22,466
Noninterest expense	15,249	4,208	7,532	1,541	15,420	43,950
Income before income taxes	25,460	1,774	7,032	298	(15,306)	19,258
Income tax expense	7,798	543	2,154	103	(4,884)	5,714
Net income (loss)	17,662	1,231	4,878	195	(10,422)	13,544
Total assets	1,441,389	413,360	635,601	6,196	6,787	2,503,333
Goodwill	2,265	39,217	47,165	2,783	—	91,430

At or for the six month period ended June 30, 2005:
Net interest income	$24,186	$4,523	$10,156	$1	$907	$39,773
Provision for loan losses	747	517	180	—	—	1,444
Noninterest income	12,865	213	3,114	2,119	1,543	19,854
Noninterest expense	14,397	3,312	7,403	1,520	15,188	41,820
Income before income taxes	21,907	907	5,687	600	(12,738)	16,363
Income tax expense	6,529	270	1,695	199	(3,996)	4,697
Net income (loss)	15,378	637	3,992	401	(8,742)	11,666
Total assets	1,413,747	329,475	600,811	5,171	4,181	2,353,385
Goodwill	2,265	39,259	47,547	2,783	—	91,854

Note 10 Subsequent Event

On July 24, 2006, the Company announced a three-for-two stock split in the form of a stock dividend payable on August 28, 2006 to shareholders of record as of August 11, 2006. Since the record date follows the filing date of this report, share and per share amounts included herein have not been restated to reflect the three-for-two stock split.

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

Financial Condition

Total assets for the Company increased to $2,503,333 on June 30, 2006 from $2,397,702 on December 31, 2005, representing an increase of 4.41%.

Cash and cash equivalents decreased $21,208 from $95,863 at December 31, 2005 to $74,655 at June 30, 2006. Cash and cash equivalents represented 2.98% of total assets at June 30, 2006 compared to 4.00% of total assets at December 31, 2005. Our investment portfolio increased to $434,567 at June 30, 2006 from $399,034 at December 31, 2005 as we used excess funds from the generation of deposits for investment purposes.

Mortgage loans held for sale were $36,519 at June 30, 2006 compared to $33,496 at December 31, 2005. Originations of mortgage loans to be sold totaled $209,612 for the first six months of 2006 as compared to $204,840 for same period in 2005. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

The loan balance, net of unearned income, at June 30, 2006 was $1,729,861, representing an increase of $83,638 from $1,646,223 at December 31, 2005.

The growth in loans during the first six months of 2006 is primarily attributable to loan production from our Tennessee and Alabama regions. Loans in the Tennessee and Alabama regions grew $39,412 and $33,197, respectively, during the first six months of 2006 compared to the respective balances at December 31, 2005. Loans in the Mississippi region grew $11,010 during this same period. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	June 30, 2006	December 31, 2005
Commercial, financial, agricultural	$230,890	$226,203
Lease financing	5,284	7,469
Real estate – construction	229,969	169,543
Real estate – 1-4 family mortgages	593,174	566,455
Real estate – commercial mortgages	594,121	597,273
Installment loans to individuals	76,423	79,280

Total loans, net of unearned income	$1,729,861	$1,646,223

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At June 30, 2006, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $1,673 to $99,159 at June 30, 2006 from $100,832 at December 31, 2005. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Heritage and Renasant Bancshares acquisitions and an adjustment to goodwill from tax benefits associated with the exercise of stock options assumed in connection with these acquisitions. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $115,015 to $1,983,466 at June 30, 2006 from $1,868,451 on December 31, 2005. Non-interest bearing deposits grew 8.96% to $272,686 at June 30, 2006 compared to $250,270 at December 31, 2005. Interest bearing deposits increased $92,599 to $1,710,780 at June 30, 2006 from $1,618,181 at December 31, 2005. During the first six months of 2006, we experienced an $83,004 increase in interest bearing public-fund transactional accounts as government agencies received proceeds from tax collections. The growth in public fund transactional accounts occurred mainly in the first quarter of 2006 and allowed management to more selectively price its other deposit products. Management expects funds held in these accounts to decrease throughout the year as government agencies utilize these monies.

Advances from the FHLB decreased $54,076 to $137,405 at June 30, 2006 compared to $191,481 at December 31, 2005. We utilize advances from the Federal Home Loan Bank (“FHLB”) to mitigate interest rate risk on our loan portfolio by match-funding FHLB borrowings against long term fixed rate loans. With our deposit growth during the first six months of 2006, we were able to reduce our reliance on FHLB advances which typically carry a higher interest rate as compared to deposits.

Shareholders’ equity increased 2.38% to $241,043 at June 30, 2006 compared to $235,440 at December 31, 2005. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income.

Results of Operations – Second Quarter of 2006 as Compared to the Second Quarter of 2005

Summary

Net income for the three month period ended June 30, 2006 was $7,043, an increase of $836, or 13.47%, from net income of $6,207 for the same period in 2005. Basic earnings per share were $0.68 and diluted earnings per share were $0.67 for the three month period ended June 30, 2006, as compared to basic earnings per share of $0.60 and diluted earnings per share of $0.59 for the comparable period a year ago.

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

Net interest income grew 2.38% to $20,942 for the second quarter of 2006 compared to $20,455 for the same period in 2005 due to loan growth. On a tax equivalent basis, net interest margin for the three month period ended June 30, 2006 was 3.96% compared to 4.14% for the same period in 2005. Net interest income for the second quarter of 2006 includes $120 in interest income related to certain Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-3”) as compared to $1,048 in interest income from similar loans for the second quarter of 2005. The additional interest income from these loans was due to increased cash flows that exceeded initial estimates. This additional interest income increased net interest margin by 2 and 20 basis points for the second quarter of 2006 and 2005, respectively.

Interest income grew 17.86% to $37,597 for the second quarter of 2006 from $31,900 for the same period in 2005. The growth in interest income was driven by changes in volume and in rate. The average balance of interest earning assets at June 30, 2006 increased $141,553 as compared to the same period in 2005 due primarily to the aforementioned loan growth. During this same period, the tax equivalent yield on earning assets increased 64 basis points to 7.00%.

Interest expense increased $5,210 to $16,655 for the three months ended June 30, 2006 as compared to $11,445 for the same period in 2005. This increase resulted from the growth in interest bearing deposits, as well as the increase in the cost of all interest-bearing liabilities. The average balance of interest bearing deposits at June 30, 2006 increased $218,547 as compared to the same period in 2005. The cost of interest bearing deposits increased 101 basis points to 3.16% for the second quarter of 2006 compared to 2.15% for the same period in 2005. Overall, the cost of interest-bearing liabilities increased to 3.41% for the second quarter of 2006 from 2.48% for the same period in 2005.

Noninterest Income

Noninterest income was $11,033 for the three month period ended June 30, 2006 compared to $9,951 for the same period in 2005, an increase of 10.87%.

Service charges on deposits were $4,527 for the second quarter of 2006, an increase of 8.64% over $4,167 for the same period in 2005. Service charges represent the largest component of noninterest income. Overdraft fees were $3,911 for the three month period ended June 30, 2006, an increase of $402, or 11.46%, compared to the same period in 2005. The amount of the fee charged for overdrafts remained the same throughout the second quarter of 2005 and the second quarter of 2006.

Fees and commissions includes fees charged for both deposit services and loan services. Fees and commissions were $3,659 and $2,965 for the three month periods ended June 30, 2006 and 2005, respectively. The Financial Services division focuses on providing specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all of which have an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families. Revenues generated from the sale of all of these products totaled $325 for the second quarter of 2006 compared to $211 for the same period in 2005. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department within the Financial Services division operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the second quarter of 2006 was $630 as compared to $611 for the same period of 2005. The market value of assets under management as of June 30, 2006 was $460,383, an increase of approximately $28,477 from the prior year.

Gains from sales of mortgage loans increased to $674 for the three months ended June 30, 2006 compared to $673 for the same period in 2005. Originations of mortgage loans to be sold totaled $115,402 for the second quarter of 2006 as compared to $114,130 for same period in 2005.

Noninterest Expense

Noninterest expense was $22,059 for the three month period ended June 30, 2006 compared to $20,857 for the same period in 2005, an increase of $1,202.

Salaries and employee benefits for the three month period ended June 30, 2006 were $12,301, which is $781 greater than the same period last year. The increase in salaries and employee benefits is due to normal annual salary increases which were effective March 2006.

Data processing costs for the three month period ended June 30, 2006 were $1,053, an increase of $91 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended June 30, 2006 increased $466 to $2,688 over the comparable period for the prior year primarily due to our de novo branch office efforts. Since the first quarter of 2005, the Company has opened three new full service branches.

Amortization of intangible assets decreased to $414 for the three months ended June 30, 2006 compared to $571 for the same period in 2005. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.56% for the three month period ended June 30, 2006 and 3.57% for the comparable period in 2005. We anticipate a continued positive impact on future noninterest expense through our investments in personnel, technology, and programs such as High Performance Checking. The net overhead ratio was 1.78% and 1.86% for the second quarter of 2006 and 2005, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 67.22% for the three month period ended June 30, 2006 compared to 66.80% for the same period of 2005.

Income tax expense was $3,233 for the three month period ended June 30, 2006 (with an effective tax rate of 31.46%), compared to $2,495 (with an effective tax rate of 28.67%) for the same period in 2005. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Results of Operations – Six Months Ended June 30, 2006 as Compared to the Six Months Ended June 30, 2005

Summary

Net income for the six month period ended June 30, 2006 was $13,544, an increase of $1,878, or 16.10%, from net income of $11,666 for the same period in 2005. Basic earnings per share were $1.31 and diluted earnings per share were $1.29 for the six month period ended June 30, 2006, as compared to basic earnings per share of $1.12 and diluted earnings per share of $1.11 for the comparable period a year ago.

Net Interest Income

Net interest income grew 4.22% to $41,450 for the six months ended June 30, 2006 compared to $39,773 for the same period in 2005 due to loan growth and excess funds held in short-term investments. On a tax equivalent basis, net interest margin for the six month period ended June 30, 2006 remained at 3.98% compared to the same period in 2005. Net interest income for the first six months of 2006 includes $382 in interest income related to certain Heritage loans accounted for under SOP 03-3 as compared to $1,048 in interest income from similar loans for the first six months of 2005. This additional interest income increased net interest margin by 4 and 10 basis points for the first six months of 2006 and 2005, respectively.

Interest income grew 19.97% to $73,414 for the six month period ended June 30, 2006 from $61,195 for the same period in 2005. The growth in interest income was driven by changes in volume and in rate. The average balance of interest earning assets at June 30, 2006 increased $131,785 as compared to the same period in 2005. During this same period, the tax equivalent yield on earning assets increased 76 basis points to 6.93%.

Interest expense increased $10,542 to $31,964 for the six months ended June 30, 2006 as compared to $21,422 for the same period in 2005. The average balance of interest bearing deposits at June 30, 2006 increased $212,305 as compared to the same period in 2005. The cost of interest bearing deposits increased 104 basis points to 3.06% for the six months ended June 30, 2006 compared to 2.02% for the same period in 2005. Overall, the cost of interest-bearing liabilities increased to 3.31% for the six months ended June 30, 2006 from 2.34% for the same period in 2005.

Noninterest Income

Noninterest income was $22,466 for the six month period ended June 30, 2006 compared to $19,854 for the same period in 2005, an increase of 13.16%.

Service charges on deposits were $8,591 for the six month period ended June 30, 2006, an increase of 11.32% over $8,041 for the same period in 2005. Overdraft fees were $7,654 for the six month period ended June 30, 2006, an increase of $937, or 13.95%, compared to the same period in 2005.

Fees and commissions for both deposit services and loan services were $6,662 and $5,470 for the six month periods ended June 30, 2006 and 2005, respectively. Revenues generated from the sale of all specialized products by the Financial Services division, as detailed above in the discussion of our results for the three months ended June 30, 2006, totaled $542 for the first six months of 2006 compared to $460 for the same period in 2005. Revenue generated by the trust department for managing accounts (described above in the discussion of our results for the three month period ended June 30, 2006) was $1,260 for the six month period ended June 30, 2006 as compared to $1,236 for the same period of 2005.

Gains from sales of mortgage loans increased to $1,434 for the six months ended June 30, 2006 compared to $1,366 for the same period in 2005. Originations of mortgage loans to be sold totaled $209,612 for the first six months of 2006 as compared to $204,840 for same period in 2005.

Other noninterest income for the six months ending June 30, 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called in February 2006 and a $397 nontaxable death benefit from life insurance. In comparison, other noninterest income for the six months ending June 30, 2005 includes $264 from the sale of our Pulse network to Discover.

Noninterest Expense

Noninterest expense was $43,950 for the six month period ended June 30, 2006 compared to $41,820 for the same period in 2005, an increase of $2,130.

Salaries and employee benefits for the six month period ended June 30, 2006 were $24,513, which is $1,534 greater than the same period last year and is due to normal annual salary increases, as discussed above.

Data processing costs for the six month period ended June 30, 2006 were $2,035, an increase of $29 compared to the same period last year. Net occupancy expense and equipment expense for the six month period ended June 30, 2006 increased $647 to $5,474 over the comparable period for the prior year primarily due to our de novo branch office efforts, as discussed above.

Amortization of intangible assets decreased to $845 for the six months ended June 30, 2006 compared to $1,157 for the same period in 2005. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.59% for the six month period ended June 30, 2006 and 3.49% for the comparable period in 2005. The net overhead ratio was 1.76% and 1.84% for the second quarter of 2006 and 2005, respectively. Our efficiency ratio decreased to 67.03% for the six month period ended June 30, 2006 compared to 68.23% for the same period of 2005. The improvements in the net overhead and efficiency ratios were due to the additional noninterest income from the gain on early extinguishment of debt and the death benefit from life insurance described above, as well as from operating efficiencies and income opportunities provided in our new markets of Tennessee and Alabama.

Income tax expense was $5,714 for the six month period ended June 30, 2006 (with an effective tax rate of 29.67%), compared to $4,697 (with an effective tax rate of 28.71%) for the same period in 2005.

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

Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were .45% and .40% at June 30, 2006 and 2005, respectively. Nonaccrual loans at June 30, 2006, were 5,978, up $1,821 as compared to the balance at June 30, 2005. During the second quarter of 2006, we placed a single relationship totaling approximately $3.8 million on nonaccrual status. At June 30, 2006, this one relationship accounted for 50.24% of total nonperforming loans. We have evaluated this loan and other loans classified as nonperforming and concluded at June 30, 2006 these loans are adequately reserved for in the allowance for loan losses.

We recorded a negative provision for loan losses of $360 during the second quarter of 2006 compared to a provision for loan losses of $847 for the same period in 2005. For the second quarter of 2006, net recoveries were $(877), or (0.20)% annualized as a percentage of average loans compared to net charge-offs for the same period in 2005 of $780, or 0.19% annualized. During the second quarter of 2006, we recovered $1,256 on loans previously charged-off. Of the total recoveries for the second quarter of 2006, two recoveries, associated with loans charged-off by Heritage prior to its acquisition by us, totaling $875 comprise the majority of the recoveries.

For the six months ending June 30, 2006, we recorded a provision for loan losses of $708 as compared to $1,444 for the same period in 2005. Net charge-offs were $81, or .01% annualized as a percentage of average loans, for the first six months of 2006 due in large part to the aforementioned recoveries as compared to $1,967, or .25% annualized, for the same period in 2005

In determining the amount of provision to charge to operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The allowance for loan losses as a percentage of loans was 1.10% at June 30, 2006 as compared to 1.12% at December 31, 2005, and 1.14% at June 30, 2005. The reduction of the allowance for loan losses as a percentage of loans was primarily due to growth in the loan portfolio.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2006		2005
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$18,473	$18,363	$18,448	$18,080	$18,012	$14,403
Addition from acquisitions	—	—	16	—	—	4,198
Loans charged-off	379	1,034	897	655	921	1,413
Recoveries of loans previously charged-off	(1,256)	(76)	(84)	(190)	(141)	(227)

Net charge-offs (recoveries)	(877)	958	813	465	780	1,186
Provision for loan losses	(360)	1,068	712	833	848	597

Balance at end of period	$18,990	$18,473	$18,363	$18,448	$18,080	$18,012

Nonaccruing loans	$5,978	$2,509	$3,984	$3,803	$4,157	$3,807
Accruing loans 90 days past due or more	1,745	1,546	2,306	3,398	2,292	3,002

Total nonperforming loans	7,723	4,055	6,290	7,201	6,449	6,809
Other real estate owned and repossessions	3,697	3,922	4,299	6,646	7,114	7,232

Total nonperforming assets	$11,420	$7,977	$10,589	$13,847	$13,563	$14,041

Allowance for loan losses to total loans	1.10%	1.11%	1.12%	1.15%	1.14%	1.14%
Reserve coverage ratio	245.89	455.56	291.94	256.19	280.35	264.53
Annualized net charge-offs (recoveries) to average loans	(0.20)	0.23	0.19	0.11	0.19	0.31
Nonperforming loans to total loans	0.45	0.24	0.38	0.45	0.40	0.43
Nonperforming assets to total assets	0.46	0.32	0.44	0.58	0.58	0.60

The table below presents net charge-offs (recoveries) by loan type for the three and six month periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commercial, financial, agricultural	$(228)	$105	$(83)	$270
Lease financing	—	—	—	—
Real estate – construction	97	17	97	115
Real estate – 1-4 family mortgages	90	536	854	1,154
Real estate – commercial mortgages	(866)	20	(845)	104
Installment loans to individuals	30	102	58	324

Total loans, net of unearned income	$(877)	$780	$81	$1,967

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Specific reserves	$4,090	$3,985
Allocated reserves based on loan grades	14,900	14,378
Unallocated reserves	—	—

Total reserves	$18,990	$18,363

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. Total deposits increased $115,015 to $1,983,466 at June 30, 2006 from $1,868,451 on December 31, 2005. With our deposit growth during the first six months of 2006, we were able to reduce our reliance on FHLB advances which typically carry a higher interest rate as compared to deposits.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. At June 30, 2006, we had $41,700 outstanding in federal funds purchased. We utilized the federal funds purchased to provide for short-term funding needs for the loan growth in second quarter of 2006. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk; FHLB advances may also be used to meet day to day liquidity needs. The total amount of remaining credit available to us from the FHLB at June 30, 2006 was $567,182. As of June 30, 2006, our outstanding balance with the FHLB was $137,405 compared to $191,481 at December 31, 2005. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At June 30, 2006, there were no amounts outstanding under these lines of credit.

For the six months ended June 30, 2006, our total cost of funds, including noninterest bearing demand deposit accounts, was 2.92%, up from 2.08% for the same period in 2005. Noninterest bearing demand deposit accounts made up approximately 11.69% of our average total deposits and borrowed funds at June 30, 2006 as compared to 11.15% at June 30, 2005. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 34.29% of our average total deposits and borrowed funds and had an average cost of 2.00%, compared to 31.81% of the average total deposits and borrowed funds with an average cost of 1.02% for the same period in 2005. Another significant source of funds was time deposits, making up 43.36% of the average total deposits and borrowed funds with an average cost of 3.90% for the six months ended June 30, 2006, compared to 40.29% of the average total deposits and borrowed funds with an average cost of 2.81% for the same period in 2005. FHLB advances made up approximately 7.10% of our average total deposits and borrowed funds with an average cost of 3.71%, compared to 12.11% of the average total deposits and borrowed funds with an average cost of 3.21% for the same period in 2005.

Cash and cash equivalents were $74,655 at June 30, 2006 compared to $95,863 at December 31, 2005. Cash used in investing activities for the six months ended June 30, 2006 was $130,940 compared to $51,721 for the same period of 2005. The primary contribution to this increase was due to investment securities purchases of $100,244 and a net increase in loans of $85,655. Proceeds from the sale and maturity of our investment security portfolio for the six months ended June 30, 2006 was $57,205.

Cash provided by financing activities for the six months ended June 30, 2006 was $98,560 compared to $67,803 for the same period of 2005. Cash flows from the generation of deposits were $115,015 for the six months ended June 30, 2006 compared to $64,537 for the same period in 2005. Cash provided from the generation of deposits for the six months ended June 30, 2006 was used primarily to fund the $85,655 in loan growth and reduce FHLB advances by $54,076.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of June 30, 2006, we met all capital adequacy requirements to which we are subject. As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of June 30, 2006:

	Consolidated	Bank
Tier I Leverage (to average assets)	8.85%	8.61%
Tier I Capital (to risk-weighted assets)	11.51%	11.21%
Total Capital (to risk-weighted assets)	12.54%	12.25%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank. The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances.

The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At June 30, 2006, the unrestricted surplus for Renasant Bank was approximately $289,085. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2006, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $22,417. There were no loans outstanding from Renasant Bank to the Company at June 30, 2006.

Book value per share was $23.30 and $22.88 at June 30, 2006 and December 31, 2005, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at June 30, 2006 were approximately $458,674 and $23,057, respectively, compared to $401,711 and $24,491, respectively, at December 31, 2005.

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, the Company entered into an interest rate swap in which it converted $100,000 of variable rate loans to a fixed rate. The strategy of the interest rate swap was to mitigate our interest rate risk in the event interest rates declined. Throughout 2006, we have taken steps to change our balance sheet structure to be less asset sensitive as compared to December 31, 2006. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to allow for timely decisions regarding the disclosure of material information required to be included in our periodic reports to the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the first six months of 2006.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Renasant Corporation was held on April 18, 2006. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitations.

Proposals 1 and 2 related to the election of directors. All of the Company’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Votes “For”	Votes Withheld
Class 1 Directors (term expiring in 2009)
George H. Booth, II	7,928,273	28,128
Frank B. Brooks	7,872,348	84,053
John T. Foy	7,897,304	59,097
Harold B. Jeffreys	7,848,713	107,688
Jack C. Johnson	7,849,202	107,199
Class 2 Directors (term expiring in 2007)
C. Larry Michael	7,928,948	27,453

The term of office of each of the following directors continued at the 2006 Annual Meeting:

Class 2 Directors (term expiring in 2007):

John M. Creekmore, E. Robinson McGraw, Theodore S. Moll, John W. Smith and J. Larry Young.

Class 3 Directors (term expiring in 2008):

William M. Beasley, Marshall H. Dickerson, Eugene B. Gifford, Jr., Richard L. Heyer, Jr., J. Niles McNeel and H. Joe Trulove

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Renasant Corporation, as amended(1)

3.2	Restated Bylaws of Renasant Corporation, as amended

4.1	Articles of Incorporation of Renasant Corporation, as amended(1)

4.2	Restated Bylaws of Renasant Corporation, as amended(2)

10.1	Amendment No. 2 to The Peoples Holding Company 2001 Long-Term Incentive Plan(3)

10.2	Renasant Corporation Deferred Stock Unit Plan(4)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 hereto.
(3)	Filed as Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on July 19, 2006 and incorporated herein by reference.
(4)	Filed as Exhibit 99.2 to the Form 8-K filed with the Securities and Exchange Commission on July 19, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2006	RENASANT CORPORATION

/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President & Chief Executive Officer

/s/ Stuart R. Johnson
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.2	Restated Bylaws of Renasant Corporation, as amended

4.2	Restated Bylaws of Renasant Corporation, as amended(1)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.2 hereto.