Form 10-K/A
period 2005-12-31
RENASANT CORP
filed 2006-08-22
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Securities registered pursuant to Section 12(g) of the Act: NONE

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

As of June 30, 2005, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported by Nasdaq for such date, was $296,329,198.

As of July 31, 2006, 10,354,917 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 9, 2006, relating to the 2006 annual meeting of shareholders of Renasant Corporation, are incorporated by reference into Part III.

EXPLANATORY NOTE

Renasant Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2005 on March 9, 2006 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to disclose under Part II, Item 9B information about changes in the compensation paid to the Company’s non-employee directors that was inadvertently omitted from the Original Filing. No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text of Part II, Item 9B and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein. There was no disclosure in the Original Filing under Part II, Item 9B, and thus the entire text set forth in this Amendment is new.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

PART II

Item 9B. Other Information.

Increase in Directors Compensation

Upon the recommendation of the Compensation Committee of the Board of Directors of Renasant Corporation (the “Company”), the Board of Directors of the Company, at a meeting held on December 20, 2006, approved certain modifications to the Company’s existing director compensation program. The modifications, which are effective on January 1, 2006, are described below.

The director compensation program, as modified by the Board, provides that each non-employee director will receive the following annual compensation: (i) a cash retainer in the amount of $15,000 (increased from $6,000) and (ii) an additional cash payment in the amount of $7,500 to be pro rated and paid monthly and, at each director’s election, deferred into the Company’s Deferred Stock Unit Plan. In addition, fees for attendance at Board meetings have been eliminated, and fees for attendance at meetings of the Audit Committee of the Board of Directors have been increased from $700 per meeting to $1,000 per meeting for the Chairman of the Audit Committee and from $350 per meeting to $500 per meeting for each other Audit Committee member. Fees for attendance at other committee meetings remain at $350 per meeting. Finally, the Board approved an additional payment in the amount of $6,500 to the “lead director” of the Board (as defined in the Company’s Bylaws, as amended). Non-employee directors will continue to be reimbursed for expenses incurred to attend Board and committee meetings.

Directors who are employees of the Company continue to receive no additional compensation for service as a director.

PART IV

Item 6. Exhibits, Financial Statement Schedules.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

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

August 17, 2006	RENASANT CORPORATION

/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President & Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.