Form 10-Q
period 2006-09-30
RENASANT CORP
filed 2006-11-08
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-12154

RENASANT CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

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

Common stock, $5.00 Par Value, 15,533,873 shares outstanding as of October 31, 2006.

RENASANT CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3

Quantitative and Qualitative Disclosures About Market Risk	21

Item 4

Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A

Risk Factors	22

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6

Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	25

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$62,601	$69,335
Interest-bearing balances with banks	13,165	26,528

Cash and cash equivalents	75,766	95,863
Securities available for sale	438,287	399,034
Mortgage loans held for sale	32,134	33,496
Loans, net of unearned income	1,761,842	1,646,223
Allowance for loan losses	(19,300)	(18,363)

Net loans	1,742,542	1,627,860
Premises and equipment, net	41,261	42,162
Intangible assets, net	98,760	100,832
Other assets	102,142	98,455

Total assets	$2,530,892	$2,397,702

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$257,764	$250,270
Interest-bearing	1,727,650	1,618,181

Total deposits	1,985,414	1,868,451
Federal funds purchased	47,300	—
Federal Home Loan Bank advances	147,633	191,481
Junior subordinated debentures	64,244	64,365
Other borrowed funds	5,805	10,659
Other liabilities	29,874	27,306

Total liabilities	2,280,270	2,162,262

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized; 17,233,559 shares issued; 15,531,611 and 15,466,204 shares outstanding at September 30, 2006, and December 31, 2005, respectively	86,168	86,168
Treasury stock, at cost	(25,791)	(26,988)
Additional paid-in capital	112,334	83,036
Retained earnings	81,078	96,903
Accumulated other comprehensive loss	(3,167)	(3,679)

Total shareholders’ equity	250,622	235,440

Total liabilities and shareholders’ equity	$2,530,892	$2,397,702

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$34,715	$27,963	$97,290	$79,800
Securities:
Taxable	4,205	3,184	11,943	9,985
Tax-exempt	928	1,148	2,778	3,445
Other	222	122	1,473	382

Total interest income	40,070	32,417	113,484	93,612

Interest expense
Deposits	15,016	9,476	41,016	24,522
Borrowings	3,351	3,202	9,315	9,578

Total interest expense	18,367	12,678	50,331	34,100

Net interest income	21,703	19,739	63,153	59,512
Provision for loan losses	900	833	1,608	2,278

Net interest income after provision for loan losses	20,803	18,906	61,545	57,234
Noninterest income
Service charges on deposit accounts	4,686	4,358	13,637	12,399
Fees and commissions	3,662	2,853	10,324	8,323
Insurance commissions	975	955	2,665	2,692
Trust revenue	630	613	1,890	1,849
Securities gains	67	—	92	70
BOLI income	399	389	1,183	1,195
Gains on sales of mortgage loans	1,029	766	2,463	2,132
Other	265	310	1,925	1,438

Total noninterest income	11,713	10,244	34,179	30,098

Noninterest expense
Salaries and employee benefits	13,013	11,696	37,526	34,675
Data processing	1,122	966	3,157	2,972
Net occupancy	1,828	1,457	5,378	4,253
Equipment	960	763	2,884	2,794
Professional fees	528	467	1,835	1,774
Advertising	1,014	889	2,698	2,587
Intangible amortization	398	557	1,243	1,714
Other	4,182	3,769	12,274	11,614

Total noninterest expense	23,045	20,564	66,995	62,383
Income before income taxes	9,471	8,586	28,729	24,949
Income taxes	2,839	2,261	8,553	6,958

Net income	$6,632	$6,325	$20,176	$17,991

Basic earnings per share	$0.43	$0.41	$1.30	$1.16

Diluted earnings per share	$0.42	$0.40	$1.27	$1.15

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net cash provided by operating activities	$29,272	$37,300

Investing activities
Purchases of securities available for sale	(111,462)	(21,532)
Proceeds from sales of securities available for sale	30,518	31,225
Proceeds from call/maturities of securities available for sale	42,076	51,788
Net increase in loans	(119,102)	(105,735)
Proceeds from sales of premises and equipment	57	697
Purchases of premises and equipment	(2,179)	(7,264)
Net cash paid in business combination	—	(19,328)

Net cash used in investing activities	(160,091)	(70,149)

Financing activities
Net increase in noninterest-bearing deposits	7,494	17,472
Net increase in interest-bearing deposits	109,469	101,206
Net increase (decrease) in short-term borrowings	72,446	(81,978)
Proceeds from long-term debt	—	163,445
Repayment of long-term debt	(73,181)	(107,161)
Purchase of treasury stock	—	(5,982)
Cash paid for dividends	(7,281)	(6,763)
Cash received on exercise of options	1,775	2,483

Net cash provided by financing activities	110,722	82,722

Net increase (decrease) in cash and cash equivalents	(20,097)	49,873
Cash and cash equivalents at beginning of period	95,863	56,025

Cash and cash equivalents at end of period	$75,766	$105,898

Supplemental disclosures
Transfers of loans to other real estate	$2,812	$5,826

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

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

On July 24, 2006, the Company announced a three-for-two stock split in the form of a stock dividend payable on August 28, 2006 to shareholders of record as of August 11, 2006. As a result of the stock split, the Company issued 5,744,010 shares of its common stock. Share and per share amounts included herein have been restated to reflect the three-for-two stock split.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“Statement 158”). Statement 158 requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the end of the fiscal year ending after December 15, 2006. The Company sponsors a fully-funded defined benefit pension plan and an unfunded post-retirement health and life plan. If management had applied the requirements of Statement 158 as of December 31, 2005, the impact would have been a $4.7 million reduction of shareholders’ equity within accumulated other comprehensive income, net of applicable income taxes, to reflect the funded status of the Company’s defined benefit pension and post-retirement health and life plans. Information relating to the defined benefit pension and post-retirement health and life plans are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Note L – Employee Benefit and Deferred Compensation Plans” in the Notes to the Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations at year end. As such, this requirement will have no impact on the Company’s financial condition or results of operation.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through September 30, 2006, allows the Company to purchase up to 3,142,546 shares of our outstanding common stock, subject to a monthly purchase limit of $2,000 of our common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of September 30, 2006, 2,745,413 shares of our common stock had been purchased and 397,133 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the nine months ending September 30, 2006, the Company reissued 95,711 shares from treasury in connection with the exercise of stock options. The Company did not repurchase any shares during the first nine months of 2006.

The Company declared a cash dividend for the third quarter of 2006 of $0.16 per share as compared to $0.15 per share for the third quarter of 2005. Total cash dividends paid to shareholders by the Company were $7,281 and $6,763 for the nine month periods ended September 30, 2006 and 2005, respectively.

In January 2006, the Company granted 147,000 stock options which become vested and exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. In addition, the Company awarded 24,000 shares of time-based restricted stock and 21,000 shares of performance-based restricted stock in January, 2006. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the Board of Directors.

Note 3 Loans

The Company adopted and applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) on certain loans acquired in connection with the acquisition of Heritage Financial Holding Corporation (“Heritage”). There was evidence of deterioration of the credit quality of these loans since origination, and it was probable, at the acquisition date, that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at September 30, 2006 is as follows:

Commercial	$6,268
Consumer	60
Mortgage	462

Total outstanding balance	$6,790

Total carrying amount	$5,199

Accretable Yield
Balance at January 1, 2006	$182
Additions	—
Reclassifications from nonaccretable difference	748
Accretion	(910)

Balance at September 30, 2006	$20

The Company did not increase the allowance for loan losses through a charge to the income statement for these loans during the nine months ended September 30, 2006.

Note 4 Goodwill

During the first nine months of 2006, the Company adjusted goodwill to reflect the tax benefits associated with the exercise of stock options assumed in connection with the acquisitions of Heritage and Renasant Bancshares, Inc. As a result, the goodwill associated with the Heritage and Renasant Bancshares, Inc. acquisitions was reduced by $790 and $332, respectively.

Note 5 Interest Rate Swap

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At September 30, 2006, the swap had a fair value of $601 which has been recorded in “Other Assets”. The Company accounts for the swap in accordance with FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 6 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$6,632	$6,325	$20,176	$17,991
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding gains (losses) arising during the period	4,537	(1,393)	157	(1,444)
Less: Reclassification adjustment for gains included in net income	—	—	15	43
Unrealized gain on interest rate swap	576	—	370	—

Other comprehensive income (loss)	5,113	(1,393)	512	(1,487)

Comprehensive income	$11,745	$4,932	$20,688	$16,504

Note 7 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$—	$—	$13	$18
Interest cost	247	242	18	17
Expected return on plan assets	(344)	(327)	—	—
Prior service cost recognized	8	8	—	1
Recognized loss	128	92	17	13

Net periodic benefit cost	$39	$15	$48	$49

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$—	$—	$39	$54
Interest cost	741	726	53	51
Expected return on plan assets	(1,031)	(981)	—	—
Prior service cost recognized	23	24	2	3
Recognized loss	385	276	49	39

Net periodic benefit cost	$118	$45	$143	$147

Note 8 Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income applicable to common stock	$6,632	$6,325	$20,176	$17,991
Average common shares outstanding	15,529,002	15,573,273	15,508,589	15,576,609
Net income per common share-basic	$0.43	$0.41	$1.30	$1.16

Diluted:
Net income	$6,632	$6,325	$20,176	$17,991
Average common shares outstanding	15,529,002	15,573,273	15,508,589	15,576,609
Stock awards	375,211	114,633	333,031	112,376

Average common shares outstanding-diluted	15,904,213	15,687,906	15,841,620	15,688,985
Net income per common share-diluted	$0.42	$0.40	$1.27	$1.15

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

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region), and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio and costs associated with our data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column, which also includes revenues and expenses associated with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Community Bank			Renasant Insurance	Other	Consolidated
	Mississippi Region	Tennessee Region	Alabama Region
At or for the three month period ended September 30, 2006:
Net interest income	$14,510	$3,011	$5,677	$15	$(1,510)	$21,703
Provision for loan losses	702	80	118	—	—	900
Noninterest income	7,268	389	2,301	989	766	11,713
Noninterest expense	8,010	2,224	4,150	735	7,926	23,045
Income before income taxes	13,066	1,096	3,710	269	(8,670)	9,471
Income tax expense	4,029	338	1,144	98	(2,770)	2,839
Net income (loss)	9,037	758	2,566	171	(5,900)	6,632
Total assets	1,440,440	427,728	650,470	6,390	5,864	2,530,892
Goodwill	2,265	39,217	47,165	2,783	—	91,430

At or for the three month period ended September 30, 2005:
Net interest income	$12,574	$2,532	$4,993	$1	$(361)	$19,739
Provision for loan losses	499	136	198	—	—	833
Noninterest income	6,873	82	1,633	972	684	10,244
Noninterest expense	7,484	1,735	3,584	765	6,996	20,564
Income before income taxes	11,464	743	2,844	208	(6,673)	8,586
Income tax expense	3,147	204	781	65	(1,936)	2,261
Net income (loss)	8,317	539	2,063	143	(4,737)	6,325
Total assets	1,410,017	349,503	609,787	5,499	4,987	2,379,793
Goodwill	2,265	39,347	47,253	2,783	—	91,648

At or for the nine month period ended September 30, 2006:
Net interest income	$41,944	$8,695	$16,102	$21	$(3,609)	$63,153
Provision for loan losses	1,624	258	(274)	—	—	1,608
Noninterest income	21,465	865	6,048	2,822	2,979	34,179
Noninterest expense	23,259	6,432	11,682	2,276	23,346	66,995
Income before income taxes	38,526	2,870	10,742	567	(23,976)	28,729
Income tax expense	11,826	881	3,297	201	(7,652)	8,553
Net income (loss)	26,700	1,989	7,445	366	(16,324)	20,176
Total assets	1,440,440	427,728	650,470	6,390	5,864	2,530,892
Goodwill	2,265	39,217	47,165	2,783	—	91,430

At or for the nine month period ended September 30, 2005:
Net interest income	$36,760	$7,055	$15,149	$3	$545	$59,512
Provision for loan losses	1,246	654	378	—	—	2,278
Noninterest income	19,738	295	4,747	3,090	2,228	30,098
Noninterest expense	21,881	5,047	10,987	2,285	22,183	62,383
Income before income taxes	33,371	1,649	8,531	808	(19,410)	24,949
Income tax expense	9,679	478	2,474	265	(5,938)	6,958
Net income (loss)	23,692	1,171	6,057	543	(13,472)	17,991
Total assets	1,410,017	349,503	609,787	5,499	4,987	2,379,793
Goodwill	2,265	39,347	47,253	2,783	—	91,648

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data)

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

On July 24, 2006, the Company announced a three-for-two stock split in the form of a stock dividend payable on August 28, 2006 to shareholders of record as of August 11, 2006. As a result of the stock split, the Company issued 5,744,010 shares of its common stock. Share and per share amounts included herein have been restated to reflect the three-for-two stock split.

Financial Condition

Total assets for the Company increased to $2,530,892 on September 30, 2006 from $2,397,702 on December 31, 2005, representing an increase of 5.55%.

Cash and cash equivalents decreased $20,097 from $95,863 at December 31, 2005 to $75,766 at September 30, 2006. Cash and cash equivalents represented 2.99% of total assets at September 30, 2006 compared to 4.00% of total assets at December 31, 2005. Our investment portfolio increased to $438,287 at September 30, 2006 from $399,034 at December 31, 2005 as we used excess funds from the generation of deposits for investment purposes.

Mortgage loans held for sale were $32,134 at September 30, 2006 compared to $33,496 at December 31, 2005. The Company was able to maintain consistent levels of mortgage originations in an environment in which overall mortgage activity began to slow as compared to prior years. Originations of mortgage loans to be sold totaled $334,795 for the first nine months of 2006 as compared to $327,305 for same period in 2005. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

The loan balance, net of unearned income, at September 30, 2006 was $1,761,842, representing an increase of $115,619 from $1,646,223 at December 31, 2005.

The growth in loans during the first nine months of 2006 is primarily attributable to loan production from our Tennessee and Alabama regions. Loans in the Tennessee and Alabama regions grew $53,714 and $53,947, respectively, during the first nine months of 2006 compared to the respective balances at December 31, 2005. Loans in the Mississippi region grew $7,958 during this same period. We expect future loan growth to be primarily from the Tennessee and Alabama regions and from certain key markets within the Mississippi region. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	September 30, 2006	December 31, 2005
Commercial, financial, agricultural	$231,361	$226,203
Lease financing	4,617	7,469
Real estate – construction	234,667	169,543
Real estate – 1-4 family mortgages	614,143	566,455
Real estate – commercial mortgages	599,314	597,273
Installment loans to individuals	77,740	79,280

Total loans, net of unearned income	$1,761,842	$1,646,223

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At September 30, 2006, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $2,072 to $98,760 at September 30, 2006 from $100,832 at December 31, 2005. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Heritage and Renasant Bancshares acquisitions and an adjustment to goodwill from tax benefits associated with the exercise of stock options assumed in connection with these acquisitions. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $116,963 to $1,985,414 at September 30, 2006 from $1,868,451 on December 31, 2005. Non-interest bearing deposits grew 2.99% to $257,764 at September 30, 2006 compared to $250,270 at December 31, 2005. Interest bearing deposits increased $109,469 to $1,727,650 at September 30, 2006 from $1,618,181 at December 31, 2005. During the first quarter of 2006, we experienced an $92,236 increase in interest bearing public-fund transactional accounts as government agencies received proceeds from tax collections. The growth in public fund transactional accounts allowed management to more selectively price its other deposit products. As government agencies utilize the funds deposited in public fund transaction accounts, the balance of these accounts has decreased, and management expects funds held in these accounts to continue to decrease through the remainder of the year.

Total borrowings consists of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), subordinated debentures and other borrowings. Total borrowings were $264,982 at September 30, 2006 compared to $266,505 at December 31, 2005. FHLB advances decreased $43,848 to $147,633 at September 30, 2006 compared to $191,481 at December 31, 2005. We typically utilize advances from the FHLB to mitigate interest rate risk on our loan portfolio by match-funding FHLB borrowings against long term fixed rate loans. This decrease was offset by a $47,300 increase in federal funds purchased.

Shareholders’ equity increased 6.45% to $250,622 at September 30, 2006 compared to $235,440 at December 31, 2005. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income.

Results of Operations – Third Quarter of 2006 as Compared to the Third Quarter of 2005

Summary

Net income for the three month period ended September 30, 2006 was $6,632, an increase of $307, or 4.85%, from net income of $6,325 for the same period in 2005. Basic earnings per share were $0.43 and diluted earnings per share were $0.42 for the three month period ended September 30, 2006, as compared to basic earnings per share of $0.41 and diluted earnings per share of $0.40 for the comparable period a year ago.

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

Net interest income grew 9.95% to $21,703 for the third quarter of 2006 compared to $19,739 for the same period in 2005 due to loan growth. On a tax equivalent basis, net interest margin for the three month period ended September 30, 2006 was 4.02% compared to 3.94% for the same period in 2005. Net interest income for the third quarter of 2006 includes $527 in interest income related to certain Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-3”). The additional interest income from these loans was due to increased cash flows that exceeded initial estimates. This additional interest income increased net interest margin by 9 basis points for the third quarter of 2006. The Company did not record any additional interest income associated with loans accounted for under SOP 03-3 during the third quarter of 2005.

Interest income grew 23.61% to $40,070 for the third quarter of 2006 from $32,417 for the same period in 2005. The growth in interest income was driven by changes in volume and in rate. The average balance of interest earning assets for the three months ending September 30, 2006 increased $153,835 as compared to the same period in 2005 due primarily to the aforementioned loan growth. During this same period, the tax equivalent yield on earning assets increased 93 basis points to 7.29%.

Interest expense increased $5,689 to $18,367 for the three months ended September 30, 2006 as compared to $12,678 for the same period in 2005. This increase resulted from the growth in interest bearing deposits, as well as the increase in the cost of all interest-bearing liabilities. The average balance of interest bearing deposits at September 30, 2006 increased $159,447 as compared to the same period in 2005. The cost of interest bearing deposits increased 105 basis points to 3.44% for the third quarter of 2006 compared to 2.39% for the same period in 2005. Overall, the cost of interest-bearing liabilities increased 100 basis points to 3.70% for the third quarter of 2006 from 2.70% for the same period in 2005.

Noninterest Income

Noninterest income was $11,713 for the three month period ended September 30, 2006 compared to $10,244 for the same period in 2005, an increase of 14.34%.

Service charges on deposits were $4,686 for the third quarter of 2006, an increase of 7.53% over $4,358 for the same period in 2005. Service charges represent the largest component of noninterest income. Overdraft fees were $4,085 for the three month period ended September 30, 2006, an increase of $371, or 9.99%, compared to the same period in 2005. The amount of the fee charged for overdrafts remained the same throughout the third quarter of 2005 and the third quarter of 2006.

Fees and commissions include fees charged for both deposit services and loan services. Fees and commissions were $3,662 and $2,853 for the three month periods ended September 30, 2006 and 2005, respectively. Fees charged for loan services increased $538 to $2,218 for the third quarter of 2006 compared to $1,679 for the same period in 2005. This increase reflects the loan growth the Company has achieved over the same period. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the third quarter, fees associated with debit card usage were $910, up 32.29% from the same period in 2005. The Company also provides specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all of which have an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families. Revenues generated from the sale of all of these products totaled $250 for the third quarter of 2006 compared to $234 for the same period in 2005. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department within the Financial Services division operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the third quarter of 2006 was $630 as compared to $613 for the same period of 2005. The market value of assets under management as of September 30, 2006 was $527,702, an increase of approximately $86,888 from the prior year.

Gains from sales of mortgage loans increased to $1,029 for the three months ended September 30, 2006 compared to $766 for the same period in 2005. Originations of mortgage loans to be sold totaled $125,183 for the third quarter of 2006 as compared to $122,465 for same period in 2005.

Noninterest Expense

Noninterest expense was $23,045 for the three month period ended September 30, 2006 compared to $20,564 for the same period in 2005, an increase of $2,481.

Salaries and employee benefits for the three month period ended September 30, 2006 were $13,013, which is $1,317 greater than the same period last year. The increase in salaries and employee benefits is due to normal annual salary increases which were effective March 2006, an increase in incentive and performance benefits, and an increase in staff for three new full-service banking locations opened since the second quarter of 2005.

Data processing costs for the three month period ended September 30, 2006 were $1,122, an increase of $156 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended September 30, 2006 increased $568 to $2,788 over the comparable period for the prior year primarily due to our de novo branch office efforts. Since the second quarter of 2005, the Company has opened new full service branches in Oxford, Mississippi, and East Memphis and Collierville, Tennessee.

Amortization of intangible assets decreased to $398 for the three months ended September 30, 2006 compared to $557 for the same period in 2005. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.63% for the three month period ended September 30, 2006 and 3.47% for the comparable period in 2005. We anticipate a continued positive impact on future noninterest expense through our investments in personnel and technology, and continued use of programs such as High Performance Checking throughout our growth markets in Mississippi, Alabama and Tennessee. The net overhead ratio was 1.80% and 1.74% for the third quarter of 2006 and 2005, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio (net interest income and noninterest income divided by noninterest expense) increased to 67.26% for the three month period ended September 30, 2006 compared to 66.73% for the same period of 2005.

Income tax expense was $2,839 for the three month period ended September 30, 2006 (with an effective tax rate of 29.98%), compared to $2,261 (with an effective tax rate of 26.33%) for the same period in 2005. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Results of Operations – Nine Months Ended September 30, 2006 as Compared to the Nine Months Ended September 30, 2005

Summary

Net income for the nine month period ended September 30, 2006 was $20,176, an increase of $2,185, or 12.14%, from net income of $17,991 for the same period in 2005. Basic earnings per share were $1.30 and diluted earnings per share were $1.27 for the nine month period ended September 30, 2006, as compared to basic earnings per share of $1.16 and diluted earnings per share of $1.15 for the comparable period a year ago.

Net Interest Income

Net interest income grew 6.12% to $63,153 for the nine months ended September 30, 2006 compared to $59,512 for the same period in 2005 due to loan growth and excess funds held in short-term investments. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2006 declined to 3.99% compared to 4.02% for the same period in 2005. Net interest income for the first nine months of 2006 includes $910 in interest income related to certain Heritage loans accounted for under SOP 03-3 as compared to $1,147 in interest income from similar loans for the first nine months of 2005. This additional interest income increased net interest margin by 6 and 7 basis points for the first nine months of 2006 and 2005, respectively.

Interest income grew 21.23% to $113,484 for the nine month period ended September 30, 2006 from $93,612 for the same period in 2005. The growth in interest income was driven by changes in volume and in rate. The average balance of interest earning assets at September 30, 2006 increased $139,174 as compared to the same period in 2005. During this same period, the tax equivalent yield on earning assets increased 81 basis points to 7.05%.

Interest expense increased $16,231 to $50,331 for the nine months ended September 30, 2006 as compared to $34,100 for the same period in 2005. The increase was due to increases in both the balance of interest bearing deposits and the cost of all interest bearing liabilities. The average balance of interest bearing deposits at September 30, 2006 increased $194,299 as compared to the same period in 2005. The cost of interest bearing deposits increased 104 basis points to 3.19% for the nine months ended September 30, 2006 compared to 2.15% for the same period in 2005. Overall, the cost of interest-bearing liabilities increased 98 basis points to 3.44% for the nine months ended September 30, 2006 from 2.46% for the same period in 2005.

Noninterest Income

Noninterest income was $34,179 for the nine month period ended September 30, 2006 compared to $30,098 for the same period in 2005, an increase of 13.56%.

Service charges on deposits were $13,637 for the nine month period ended September 30, 2006, an increase of 9.98% over $12,399 for the same period in 2005. Overdraft fees were $11,739 for the nine month period ended September 30, 2006, an increase of $1,308, or 12.54%, compared to the same period in 2005. The amount of the fee charged for overdrafts remained the same throughout the nine months ended September 30, 2005 and the same period in 2006.

Fees and commissions for both deposit services and loan services were $10,324 and $8,323 for the nine month periods ended September 30, 2006 and 2005, respectively. Fees charged for loan services increased $1,134 to $6,034 for the nine months ended September 30, 2006 compared to the same period in 2005. This increase resulted from the loan growth the Company has achieved over the same period. For the nine months ending September 30, 2006, fees associated with debit card usage were $2,675, up 33.62% from the same period in 2005. Revenues generated from the sale of all specialized products, as detailed above in the discussion of our results for the three months ended September 30, 2006, totaled $796 for the first nine months of 2006 compared to $698 for the same period in 2005. Revenue generated by the trust department for managing accounts, as described above in the discussion of our results for the three month period ended September 30, 2006, was $1,890 for the nine month period ended September 30, 2006 as compared to $1,849 for the same period of 2005.

Gains from sales of mortgage loans increased to $2,463 for the nine months ended September 30, 2006 compared to $2,132 for the same period in 2005. Originations of mortgage loans to be sold totaled $334,795 for the first nine months of 2006 as compared to $327,305 for same period in 2005.

Other noninterest income for the nine months ending September 30, 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called in February 2006 and a $439 nontaxable death benefit from life insurance. In comparison, other noninterest income for the nine months ending September 30, 2005 includes $264 from the sale of our Pulse network to Discover.

Noninterest Expense

Noninterest expense was $66,995 for the nine month period ended September 30, 2006 compared to $62,383 for the same period in 2005, an increase of $4,612.

Salaries and employee benefits for the nine month period ended September 30, 2006 were $37,526, which is $2,851 greater than the same period last year and is due to annual salary increases, an increase in incentive and performance benefits, and an increase in staff for the aforementioned three new full-service banking locations.

Data processing costs for the nine month period ended September 30, 2006 were $3,157, an increase of $185 compared to the same period last year. Net occupancy expense and equipment expense for the nine month period ended September 30, 2006 increased $1,215 to $8,262 over the comparable period for the prior year primarily due to our de novo branch office efforts, as discussed above.

Amortization of intangible assets decreased to $1,243 for the nine months ended September 30, 2006 compared to $1,714 for the same period in 2005.

Noninterest expense as a percentage of average assets was 3.60% for the nine month period ended September 30, 2006 and 3.56% for the comparable period in 2005. The net overhead ratio was 1.77% and 1.85% for the first nine months of 2006 and 2005, respectively. Our efficiency ratio improved to 67.11% for the nine month period ended September 30, 2006 compared to 67.73% for the same period of 2005. The improvements in the net overhead and efficiency ratios were due to the additional noninterest income from the gain on early extinguishment of debt and the death benefit from life insurance described above, as well as from operating efficiencies and income opportunities provided in our new markets of Tennessee and Alabama.

Income tax expense was $8,553 for the nine month period ended September 30, 2006 (with an effective tax rate of 29.77%), compared to $6,958 (with an effective tax rate of 27.89%) for the same period in 2005.

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

Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were .46% at September 30, 2006 compared to .45% at September 30, 2005. Nonaccrual loans at September 30, 2006, were $6,264, up $2,461 as compared to the balance at September 30, 2005. Loans past due 90 days or more still accruing interest decreased $1,600 to $1,798 at September 30, 2006 compared to $3,398 at September 30, 2005. During 2006, we placed a single credit relationship totaling approximately $3.8 million on nonaccrual status. At September 30, 2006, this one credit relationship accounted for 48.13% of total nonperforming loans. We have evaluated this loan and other loans classified as nonperforming and concluded at September 30, 2006 that these loans have been adequately reserved for in the allowance for loan losses.

The provision for loan losses was $900 and $833 for the three months ended September 30, 2006 and 2005, respectively. For the third quarter of 2006, net charge-offs were $590, or 0.13% annualized as a percentage of average loans compared to net charge-offs for the same period in 2005 of $465, or 0.11% annualized.

For the nine months ending September 30, 2006, we recorded a provision for loan losses of $1,608 as compared to $2,278 for the same period in 2005. Net charge-offs were $671, or .05% annualized as a percentage of average loans, for the first nine months of 2006 as compared to $2,431, or .20% annualized, for the same period in 2005. During the second quarter of 2006, we recovered $875 on two loans previously charged-off by Heritage prior to its acquisition by us.

In determining the amount of provision to charge to current period operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The allowance for loan losses as a percentage of loans was 1.10% at September 30, 2006 as compared to 1.12% at December 31, 2005, and 1.15% at September 30, 2005. The reduction of the allowance for loan losses as a percentage of loans was primarily due to growth in the loan portfolio.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2006			2005
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$18,990	$18,473	$18,363	$18,448	$18,080	$18,012	$14,403
Addition from acquisitions	—	—	—	16	—	—	4,198
Loans charged-off	896	379	1,034	897	655	921	1,413
Recoveries of loans previously charged-off	(306)	(1,256)	(76)	(84)	(190)	(141)	(227)

Net charge-offs	590	(877)	958	813	465	780	1,186
Provision for loan losses	900	(360)	1,068	712	833	848	597

Balance at end of period	$19,300	$18,990	$18,473	$18,363	$18,448	$18,080	$18,012

Nonaccruing loans	$6,264	$5,978	$2,509	$3,984	$3,803	$4,157	$3,807
Accruing loans 90 days past due or more	1,798	1,745	1,546	2,306	3,398	2,292	3,002

Total nonperforming loans	8,062	7,723	4,055	6,290	7,201	6,449	6,809
Other real estate owned and repossessions	3,502	3,697	3,922	4,299	6,646	7,114	7,232

Total nonperforming assets	$11,564	$11,420	$7,977	$10,589	$13,847	$13,563	$14,041

Allowance for loan losses to total loans	1.10%	1.10%	1.11%	1.12%	1.15%	1.14%	1.14%
Reserve coverage ratio	239.39	245.89	455.56	291.94	256.19	280.35	264.53
Annualized net charge-offs to average loans	0.13	(0.20)	0.23	0.19	0.11	0.19	0.31
Nonperforming loans to total loans	0.46	0.45	0.24	0.38	0.45	0.40	0.43
Nonperforming assets to total assets	0.46	0.46	0.32	0.44	0.58	0.58	0.61

The table below presents net charge-offs (recoveries) by loan type for the three and nine month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial, financial, agricultural	$57	$127	$(26)	$397
Lease financing	—	—	—	—
Real estate – construction	13	(2)	110	113
Real estate – 1-4 family mortgages	336	269	1,190	1,422
Real estate – commercial mortgages	127	37	(718)	141
Installment loans to individuals	57	34	115	358

Total loans, net of unearned income	$590	$465	$671	$2,431

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of September 30, 2006, and December 31, 2005:

	September 30, 2006	December 31, 2005
Specific reserves	$4,010	$3,985
Allocated reserves based on loan grades	15,290	14,378
Unallocated reserves	—	—

Total reserves	$19,300	$18,363

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. Total deposits increased $116,963 to $1,985,414 at September 30, 2006 from $1,868,451 on December 31, 2005.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. At September 30, 2006, we had $47,300 outstanding in federal funds purchased. We utilized federal funds purchased to replace FHLB advances which had matured. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk; FHLB advances may also be used to meet day to day liquidity needs. The use of federal funds purchased was predicated by the Company’s strategy to use short term funding due to anticipated changes in interest rates and the ability to replace these borrowed funds with expected deposit growth. The total amount of remaining credit available to us from the FHLB at September 30, 2006 was $572,829. As of September 30, 2006, our outstanding balance with the FHLB was $147,633 compared to $191,481 at December 31, 2005. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At September 30, 2006, there were no amounts outstanding under these lines of credit.

For the nine months ended September 30, 2006, our total cost of funds, including noninterest bearing demand deposit accounts, was 3.03%, up from 2.19% for the same period in 2005. The increase in total cost of funds is a result of competitive pressures in our Alabama and Tennessee markets and increases in short-term borrowing rates. Noninterest bearing demand deposit accounts made up approximately 11.80% of our average total deposits and borrowed funds at September 30, 2006 as compared to 11.18% at September 30, 2005. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 33.80% of our average total deposits and borrowed funds and had an average cost of 2.09%, compared to 32.29% of the average total deposits and borrowed funds with an average cost of 1.16% for the same period in 2005. Another significant source of funds was time deposits, making up 43.73% of the average total deposits and borrowed funds with an average cost of 4.04% for the nine months ended September 30, 2006, compared to 40.78% of the average total deposits and borrowed funds with an average cost of 2.93% for the same period in 2005. FHLB advances made up approximately 6.80% of our average total deposits and borrowed funds with an average cost of 4.41%, compared to 6.67% of the average total deposits and borrowed funds with an average cost of 3.42% for the same period in 2005.

Cash and cash equivalents were $75,766 at September 30, 2006 compared to $95,863 at December 31, 2005. Cash used in investing activities for the nine months ended September 30, 2006 was $160,091 compared to $70,149 for the same period of 2005. The primary contribution to this increase was due to investment securities purchases of $111,462 and a net increase in loans of $119,102. Proceeds from the sale and maturity of our investment security portfolio for the nine months ended September 30, 2006 was $72,594.

Cash provided by financing activities for the nine months ended September 30, 2006 was $110,722 compared to $82,722 for the same period of 2005. Cash flows from the generation of deposits were $116,963 for the nine months ended September 30, 2006 compared to $118,678 for the same period in 2005. Cash provided from the generation of deposits for the nine months ended September 30, 2006 was used primarily to fund the $119,102 in loan growth and reduce FHLB advances by $43,181.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of September 30, 2006, we met all capital adequacy requirements to which we are subject. As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of September 30, 2006:

	Consolidated	Bank
Tier I Leverage (to average assets)	8.93%	8.69%
Tier I Capital (to risk-weighted assets)	11.54%	11.23%
Total Capital (to risk-weighted assets)	12.57%	12.26%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

As disclosed in Note 1 of the Company’s Form 10-Q as of September 30, 2006, the Company will adopt FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“Statement 158”) during the fourth quarter of 2006. Statement 158 requires plan sponsors to, among other things, recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The Company will not know the final impact of the adoption of Statement 158 until the fourth quarter. However, if the Company would have applied the requirements of Statement 158 as of December 31, 2005, the impact would have been a $4.7 million reduction of shareholders’ equity within accumulated other comprehensive income, net of applicable income taxes, to reflect the funded status of the Company’s defined benefit pension and post-retirement health and life plans. Further, the reduction in shareholders’ equity would have reduced the Company’s capital ratios by approximately 25-30 basis points. Although the Company’s capital ratios will be reduced by the adoption of Statement 158, the capital ratios will remain above well-capitalized requirements.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At September 30, 2006, the unrestricted surplus for Renasant Bank was approximately $293,083. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2006, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $22,911. There were no loans outstanding from Renasant Bank to the Company at September 30, 2006.

Book value per share was $16.14 and $15.22 at September 30, 2006 and December 31, 2005, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at September 30, 2006 were approximately $521,551 and $24,150, respectively, compared to $401,711 and $24,491, respectively, at December 31, 2005.

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

As discussed above, the Company entered into an interest rate swap in which it converted $100,000 of variable rate loans to a fixed rate. The strategy of the interest rate swap was to mitigate our interest rate risk in the event interest rates declined. Throughout 2006, we have taken steps to change our balance sheet structure to be less asset sensitive as compared to December 31, 2005. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares in the nine month period ending September 30, 2006.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Renasant Corporation, as amended(1)

3.2	Restated Bylaws of Renasant Corporation, as amended(2)

4.1	Articles of Incorporation of Renasant Corporation, as amended(1)

4.2	Restated Bylaws of Renasant Corporation, as amended(2)

10.1	Amendment No. 2 to The Peoples Holding Company 2001 Long-Term Incentive Plan(3)

10.2	Renasant Corporation Deferred Stock Unit Plan(4)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006 and incorporated herein by reference.

(3)	Filed as Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on July 19, 2006 and incorporated herein by reference.

(4)	Filed as Exhibit 99.2 to the Form 8-K filed with the Securities and Exchange Commission on July 19, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2006	RENASANT CORPORATION

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