Form 10-K
period 2006-12-31
RENASANT CORP
filed 2007-03-07
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

Commission file number 000-12154

RENASANT CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Troy Street Tupelo, Mississippi 38804	(662) 680-1001
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	The NASDAQ Global Select Market

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $383,100,159.

As of February 28, 2007, 15,560,006 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2007 annual meeting of shareholders of Renasant Corporation, are incorporated by reference into Part III.

RENASANT CORPORATION

Form 10-K

For the year ended December 31, 2006

PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those risks identified in Item 1A, Risk Factors, of this Form 10-K and significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in the Company’s markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The information set forth in this Annual Report on Form 10-K is as of March 1, 2007, unless otherwise indicated herein.

ITEM 1. BUSINESS

General

Renasant Corporation (referred to herein as the “Company,” “we,” “our,” or “us”), a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking association with operations in Mississippi, Alabama and Tennessee, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is referred to herein as the “Bank” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.” Prior to the name changes in 2005, our name was The Peoples Holding Company, the Bank’s name was The Peoples Bank and Trust Company, and Renasant Insurance’s name was The Peoples Insurance Agency, Inc.

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

Our vision is further validated through our core values. These values state that (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Centered on these values was the development of five different objectives that are the focal point of our strategic plan. Those objectives include: (1) client satisfaction and development, (2) financial soundness and profitability, (3) growth, (4) employee satisfaction and development and (5) shareholder satisfaction and development.

Members of our Board of Directors also serve as members of the Board of Directors of the Bank. Responsibility for the management of our Bank remains with the Board of Directors and officers of the Bank; however, management services rendered by the Company to the Bank are intended to supplement the internal management and expand the scope of banking services normally offered by the Bank.

Acquisitions

On July 1, 2004, the Company acquired Renasant Bancshares, Inc. (“Renasant Bancshares”), a bank holding company headquartered in Germantown, Tennessee, by virtue of a merger of Renasant Bancshares into Peoples Merger Corporation, a wholly-owned subsidiary of the Company. The Company issued approximately 1.2 million shares of its common stock and paid approximately $26.1 million in cash as merger consideration to the shareholders of Renasant Bancshares. As a result of the merger, Renasant Bank of Tennessee, which at the time of the merger had two banking offices in Germantown and Cordova, Tennessee, and a loan production office in Hernando, Mississippi, became an indirect wholly-owned subsidiary of the Company. On March 31, 2005, Peoples Merger Corporation was merged into the Company, and on the same date Renasant Bank of Tennessee was merged into the Bank.

On January 1, 2005, the Company acquired via merger Heritage Financial Holding Corporation (“Heritage”), a bank holding company headquartered in Decatur, Alabama. The Company issued approximately 2.1 million shares of its common stock and paid approximately $23.1 million in cash as merger consideration to the shareholders of Heritage. Heritage Bank, a wholly-owned subsidiary of Heritage with eight banking offices in Decatur, Huntsville and Birmingham, Alabama, was merged into the Bank immediately after the consummation of the merger of Heritage into the Company.

Recent Developments

On February 5, 2007, we announced the signing of a definitive merger agreement pursuant to which we will acquire Capital Bancorp, Inc. (“Capital”), a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. At December 31, 2006, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area and had total assets of $564.4 million, total deposits of $465.0 million and total shareholders’ equity of $35.0 million.

According to the terms of the merger agreement, each Capital common shareholder can elect to receive: (1) 1.2306 shares of our common stock for each share of Capital common stock, (2) $38.00 in cash for each share of Capital common stock or (3) a combination of 40% cash, in the amount listed above, and 60% common stock, at the same exchange ratio listed above. The merger agreement imposes an overall limitation that the aggregate stock consideration be no more than 65% and no less than 60% of the total consideration received by Capital shareholders. In the event that both the market value of our common stock and the value of the NASDAQ Bank Index decline by amounts specified in the merger agreement as of the date of determination, we may adjust the exchange ratio used in the merger to account for the decline in the value of our stock price; if no adjustment is made, Capital may terminate the merger agreement.

Based on our market close of $27.92 on February 2, 2007, the trading day immediately prior to our announcement of the execution of the definitive merger agreement with Capital, the aggregate transaction value, including the dilutive impact of Capital’s options which we are assuming in the merger, was approximately $134.9 million.

The acquisition is expected to close early in the third quarter of 2007 and is subject to regulatory and Capital shareholder approval and other conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Capital Bank & Trust Company is expected to merge with and into the Bank immediately after the merger of Capital with and into us.

Operations

We have four reportable segments: a Mississippi community bank, a Tennessee community bank, an Alabama community bank and an insurance agency. Financial information about our segments, including information with respect to revenues from external customers, profit or loss and total assets for each segment, is contained in the notes to the Company’s consolidated financial statements located in Item 8, Financial Statements and Supplementary Data. The description of the operations of the Bank immediately below applies to the operations of each of our three banking segments.

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

On February 28, 2007, we had 60 banking and financial services offices located throughout our markets in north and north central Mississippi, southwest and central Tennessee, and north and north central Alabama.

Lending Activities. Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 70.32%, 69.06% and 62.12% of our total interest income and noninterest income in 2006, 2005 and 2004, respectively. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” We have omitted a discussion of lease financing, as such financing comprises only approximately 0.23% of our portfolio at December 31, 2006.

•    Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 12.96% of our total loans at December 31, 2006, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. Many of these loans have terms allowing the loan to be extended for periods of between one and five years. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 10 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios generally do not exceed 50% to 80%. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower’s ability to sell its products and services in order to generate sufficient operating revenue to repay us under the agreed upon terms and conditions.

Commercial lending generally involves greater credit risk than residential real estate or consumer lending and generally different risks from those associated with commercial real estate lending or construction loans. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

•    Real Estate – Commercial Mortgage. Our Real Estate – Commercial Mortgage loans (“commercial real estate loans”) represented approximately 34.45% of our total loans at December 31, 2006. We offer commercial real estate loans to developers of both commercial and residential properties. In addition, loans in which the owner develops a property with the intention of occupying it are also represented in commercial real estate. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole, in addition to the borrower’s ability to generate sufficient operating revenue to repay us. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. We seek to minimize risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. We generally obtain loan guarantees from financially capable parties to the transaction based on a review of personal financial statements.

•    Real Estate – 1-4 Family Mortgage. We are active in the Real Estate – 1-4 Family Mortgage area (referred to as “residential real estate loans”), with approximately 34.82% of our total loans at December 31, 2006 being residential real estate loans. We offer both first and second mortgages on residential real estate as well as home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or wholesale marketing, which involves obtaining mortgage referrals from third-party mortgage brokers. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.

We retain loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. We also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors. These loans are collateralized by one-to-four family residential real estate and are sold with servicing rights released. Mortgage loan originations to be sold are locked in at a contractual rate with third party private investors, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market.

We also offer home equity loans or lines of credit as an option to borrowers who elect to utilize the accumulated equity in their homes by borrowing money through either a first or second lien home equity loan or line of credit. We limit our exposure to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, by limiting these types of loans to borrowers with high credit scores.

•    Real Estate – Construction. Our Real Estate – Construction loans (“construction loans”) represented approximately 13.28% of our total loans at December 31, 2006. Our construction loan portfolio consists of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential mortgage or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties. We believe that these loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market and thus minimize the risk of loss.

•    Installment Loans to Individuals. Installment Loans to Individuals (or “consumer loans”), which represented approximately 4.26% of our total loans at December 31, 2006, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and five years at fixed rates of interest 1% to 5% above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences may represent risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the item securing the loan and hold title until the loan is repaid in full.

Deposit Services. We offer a broad range of deposit services and products to our consumer and commercial clients. Through our community branch networks, we offer totally free consumer checking accounts with free internet banking with bill pay and free debit cards, interest bearing checking, money market accounts and savings accounts. In addition, Renasant offers complete lines of certificates of deposit, individual retirement accounts and health saving accounts.

For our commercial clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, CD ROM statements with account reconciliation, electronic statements, positive pay, ACH origination and wire transfer, wholesale and retail lockbox, investment sweep accounts, enhanced business internet banking, outbound data exchange, multi-bank reporting and international services.

No material portion of our deposits has been obtained from a single or small group of customers, and the loss of any single customer’s deposits or a small group of customer’s deposits would not have a materially adverse effect on our business. The deposits held by our Bank have been primarily generated within their respective market areas. Neither we nor the Bank have any foreign activities.

Other Products and Services. Through the Financial Services division of the Bank, we also offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Financial Services division offers annuities, mutual funds and other investment services through a third party broker-dealer. The Financial Services division does not constitute a separately-reportable segment for financial reporting purposes.

Operations of Renasant Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2006, Renasant Insurance contributed total revenue of $3.7 million, or 2.88%, of the Company’s total revenue and operated three offices in central and northern Mississippi.

Competition

Banking

Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through our Bank with state, regional and national banks in all of our service areas, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms and investment companies for available loans and depository accounts. All of these numerous institutions compete in the delivery of services and products through availability, quality and pricing, and many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

For 2006, we maintained approximately 16% of the market share (deposit base) in our Mississippi area, approximately 1% in our Tennessee area and less than 1% in our Alabama area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. We have identified these markets, which are listed on the table below, as our key growth markets. At December 31, 2006, 73% of our loans and 61% of our deposits were located in these key markets. The following table shows our deposit share in the counties that we consider our key markets:

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.4	23.3%
DeSoto County	1.6	8.5%
Oxford	0.6	1.4%
Alabama
Birmingham	22.6	0.5%
Decatur	1.1	17.0%
Huntsville/Madison	4.4	3.0%
Tennessee
Germantown	1.3	12.0%
Collierville	0.6	1.7%
Memphis/Cordova	21.0	0.5%
Nashville/Brentwood	16.0	—

Total	$70.6

Source: FDIC , dated as of June 30, 2006.

Our major competitor in the Birmingham and Huntsville/Madison markets is Regions Bank, which maintains approximately 33% and 34% of the market share (based on deposits), respectively, in those two markets. We compete with Regions Bank for both loans and deposits. First Tennessee Bank has a significant market share in the Memphis market. However, because of our footprint and our current lines of business in the Memphis market, our business does not materially overlap with that of First Tennessee Bank in the Memphis market.

In addition to the specific markets discussed above, Regions Bank and First Tennessee Bank compete with us in our other markets. Other competitors in these areas include BancorpSouth, Cadence Bank, Compass Bank, Colonial Bank, Merchants and Farmers Bank (primarily in Mississippi) and Trustmark National Bank. In addition, there are local community banks in our service areas that compete with us on an individual market basis.

Insurance

We encounter strong competition in our markets in which we conduct insurance operations. Through our insurance subsidiary, we compete with independent insurance agencies and agencies affiliated with other banks and/or other insurance carriers (e.g. Allstate, State Farm, etc.). All of these agencies compete in the delivery of personal and commercial product lines. There is no dominant insurance agency in our markets.

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

The Act requires a bank holding company to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by such bank holding company. The Act further provides that the Federal Reserve shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. The Federal Reserve will also not approve any transaction in which the effect of the transaction might be to substantially lessen competition or in any manner amount to a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the benefits to the public interest resulting from the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception to this prohibition is for a bank holding company engaging in or acquiring shares of a company whose activities are found by the Federal Reserve to be so closely related to banking or managing banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency of resources and whether such public benefits outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest or unsound banking practices.

The Company and the Bank are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the Company or the Bank, on investments in the stock or other securities of the Company or the Bank and on taking such stock or other securities as collateral for loans of any borrower.

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

A dominant theme of the Financial Services Modernization Act is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency which traditionally regulates the activity in which the Company or its subsidiaries wishes to engage. For example, the Securities and Exchange Commission (“SEC”) will regulate bank holding company securities transactions, and the various banking regulators will oversee banking activities.

The principal provisions of the Financial Services Modernization Act permit the Company, so long as it meets the standards for a “well-managed” and “well-capitalized” institution and has at least a “satisfactory” Community Reinvestment Act performance rating, to engage in any activity that is “financial in nature,” including security and insurance underwriting, investment banking and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a “financial holding company” (“FHC”) with the Federal Reserve and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity or which the Federal Reserve subsequently determines to be financial in nature. We have not elected to become an FHC.

Under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), the Company or any other bank holding company located in Mississippi is able to acquire a bank located in any other state, and a bank holding company located outside Mississippi can acquire any Mississippi-based bank, in either case subject to certain deposit percentage and other restrictions.

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

The Bank is chartered under the laws of the State of Mississippi and as a result is subject to the supervision of, and is regularly examined by, the Department of Banking and Consumer Finance of the State of Mississippi. Certain restrictions exist under Mississippi law regarding the ability of our Bank to transfer funds to us in the form of cash dividends, loans or advances. The approval of the Department of Banking and Consumer Finance of the State of Mississippi is required prior to the Bank paying dividends. The amount of any dividend is limited to earned surplus in excess of three times its capital stock. Federal Reserve regulations also limit the amount the Bank may loan to us unless such loans are collateralized by specific obligations.

The Bank’s deposits are insured by the FDIC, and the Bank is subject to examination and review by that regulatory authority. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for increased funding for the FDIC’s deposit insurance fund through risk based assessments and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions. While most of the Company’s deposits are in the Bank Insurance Fund (“BIF”), a small portion of the Company’s deposits that were acquired in connection with the acquisition of savings associations remain in the Savings Association Insurance Fund (“SAIF”).

The Community Reinvestment Act of 1997 requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

On October 26, 2001, the President signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program. The Company believes that it has complied with these requirements.

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

Monetary Policy and Economic Controls

We and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These instruments are used in varying degrees to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

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

Personnel

At December 31, 2006, we employed 813 people at all of our subsidiaries on a full-time equivalent basis. Of this total, the Bank accounted for 775 employees, and Renasant Insurance employed 38 individuals. The Company has no additional employees; however, at December 31, 2006, 13 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer

Neither we nor our subsidiaries are dependent upon a single customer or upon a limited number of customers. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Risk Management—Loan Concentrations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income(1)	$1,752,759	$132,861	7.58%	$1,622,749	$110,248	6.79%	$1,000,713	$60,809	6.08%
Investment securities:
Taxable(2)	323,291	15,629	4.83	308,430	13,270	4.30	287,992	12,005	4.17
Tax-exempt	114,065	7,342	6.44	112,459	7,288	6.48	106,464	7,147	6.71
Other	31,220	1,807	5.79	27,023	928	3.43	15,808	238	1.51

Total interest-earning assets	2,221,335	157,639	7.10	2,070,661	131,734	6.36	1,410,977	80,199	5.68

Cash and due from banks	69,467			60,912			42,323
Other assets	216,275			223,098			114,338

Total assets	$2,507,077			$2,354,671			$1,567,638

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$77,424	1,671	2.16	$67,424	798	1.18	$17,351	175	1.01
Savings and money market	665,752	14,346	2.15	611,112	7,799	1.28	509,053	4,378	0.86
Time deposits	990,973	41,450	4.18	865,559	26,631	3.08	549,036	12,829	2.34

Total interest-bearing deposits	1,734,149	57,467	3.31	1,544,095	35,228	2.28	1,075,440	17,382	1.62
Total other interest-bearing liabilities	237,802	12,763	5.37	315,046	12,735	4.04	137,008	4,414	3.22

Total interest-bearing liabilities	1,971,951	70,230	3.56	1,859,141	47,963	2.58	1,212,448	21,796	1.80

Noninterest-bearing deposits	261,401			235,998			176,908
Other liabilities	27,218			24,160			18,250
Shareholders’ equity	246,507			235,372			160,032

Total liabilities and shareholders’ equity	$2,507,077			$2,354,671			$1,567,638

Net interest income/ net interest margin		$87,409	3.93%		$83,771	4.04%		$58,403	4.14%

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

(1)	Includes mortgage loans held for sale.
(2)	U.S. Government and some U.S. Government Agency Securities are tax-free in the State of Mississippi.

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2006 Compared to 2005			2005 Compared to 2004
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans, net of unearned income (2)	$8,740	$13,873	$22,613	$36,795	$12,644	$49,439
Securities:
Taxable	628	1,731	2,359	620	645	1,265
Tax-exempt	104	(50)	54	402	(261)	141
Other	144	735	879	170	520	690

Total interest-earning assets	9,616	16,289	25,905	37,987	13,548	51,535

Interest expense:
Interest-bearing demand deposit accounts	118	755	873	506	117	623
Savings and money market accounts	697	5,850	6,547	877	2,544	3,421
Time deposits	3,859	10,960	14,819	7,396	6,406	13,802
Other interest-bearing liabilities	(3,122)	3,150	28	5,737	2,584	8,321

Total interest-bearing liabilities	1,552	20,715	22,267	14,516	11,651	26,167

Change in net interest income	$8,064	$(4,426)	$3,638	$23,471	$1,897	$25,368

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale.

Table 3 – Investment Portfolio

(In Thousands)

The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our securities portfolio as of December 31, 2006:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U. S. Treasury and agency securities	$17,786	3.20%	$34,558	4.09%	$40,135	5.14%	$—	—
Obligations of state and political subdivisions	7,475	6.35%	34,978	6.32%	50,129	5.91%	17,698	5.60%
Mortgage-backed securities	74	5.53%	8,121	4.67%	12,451	4.70%	185,571	5.23%
Trust preferred securities	—	—	—	—	—	—	4,949	6.03%
Other equity securities	—	—	—	—	—	—	17,253	3.83%

Total	$25,335		$77,657		$102,715		$225,471

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a Mississippi state tax rate of 3.3%, which is net of federal tax benefit.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2006, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory.

	Loan Maturities
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$149,168	$76,095	$11,478	$236,741
Lease financing	3,480	442	312	4,234
Real estate-construction	196,349	39,166	7,154	242,669
Real estate-1-4 family mortgage	366,065	211,882	58,113	636,060
Real estate-commercial mortgage	268,282	246,263	114,809	629,354
Installment loans to individuals	34,044	42,554	1,106	77,704

	$1,017,388	$616,402	$192,972	$1,826,762

The following table sets forth the fixed and variable rate loans maturing after one year as of December 31, 2006:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after 1 but within 5 years	$559,453	$56,949
Due after 5 years	192,658	314

	$752,111	$57,263

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of certificates of deposit and other time deposits over $100 at December 31, 2006:

Less than 3 Months	$116,389
3 Months-6 Months	116,551
6 Months-12 Months	192,030
Over 12 Months	71,034

$496,004

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

As of December 31, 2006, approximately 61% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

In addition, approximately 82.6% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. An adverse change in the value of real estate generally and in our markets specifically could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us, which could have a material adverse effect on our financial condition and results of operations.

Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the caption “Operations – Operations of the Bank” in Item 1, Business.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2006, we had approximately $629 million in commercial real estate loans, representing approximately 34.45% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default. In addition, banking regulators are giving commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposure. Any of these factors could have a material adverse effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information furnished by others about customers and counterparties.

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

Our allowance for possible loan losses may be insufficient.

Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for loan losses is set forth under the caption “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of our operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on our financial condition and results of operations.

A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth under the caption “Risk Management – Interest Rate Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on the dividends from our bank subsidiary as our primary source of funds. The primary source of funds of our bank subsidiary are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand.

If the aforementioned sources of liquidity are not adequate for our needs, we may attempt to raise additional capital in the capital markets. Our ability to raise additional capital, if needed, will depend on conditions in such markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital in this manner.

If we are unable to meet our liquidity needs, we may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Since 2004, we have significantly grown our business outside our Mississippi footprint through the acquisition of entire financial institutions and through de novo branching. We intend to continue pursuing a growth strategy for our business through de novo branching. In addition, although we have no current intentions regarding new acquisitions in the next few years, we expect to continue to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, including the following:

Management of Growth. We may be unable to successfully

•	maintain loan quality in the context of significant loan growth;

•	maintain adequate management personnel and systems to oversee such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

Operating Results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth and de novo branching strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices. Should any new location be unprofitable or marginally profitable, or should any existing location experience a decline in profitability or incur losses, the adverse effect on our results of operations and financial condition could be more significant than would be the case for a larger company.

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated acquisition costs or other factors. Finally, we have no assurance our de novo branches or branches that we may acquire will be successful even after they have been established or acquired, as the case may be.

Expansion into New Markets. Much of our recent growth, and all of our growth through acquisitions, has been focused in the highly-competitive Memphis and Nashville, Tennessee and Birmingham and Huntsville, Alabama metropolitan markets. The customer demographics and financial services offerings in these markets are unlike those found in the Mississippi markets that we have historically served. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions. Our expansion into these new markets may be unsuccessful if we are unable to meet customer demands or compete effectively with the financial institutions operating in these markets.

Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.

Failure to successfully address these issues could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions, we seek partners that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger partners;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•

the time and costs of evaluating new markets, hiring experienced local management and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we lack experience; and

•	risks associated with integrating the operations and personnel of the acquired business, which are discussed below.

Although we have no current intentions regarding new acquisitions in the next few years, we expect to continue to evaluate merger and acquisition opportunities that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.

Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

In 2005, we acquired Heritage, and in 2004 we acquired Renasant Bancshares. Details of these transactions are presented in Note T, “Mergers and Acquisitions”, to the Consolidated Financial Statements of the Company included in Item 8, Financial Statements and Supplementary Data. We also recently announced our pending acquisition of Capital. See “Business—Recent Developments” above for more details about the Capital acquisition.

Our integration efforts following any future mergers or acquisitions, including our acquisition of Capital, may not be successful. After giving effect to an acquisition, we may not be able to achieve profits comparable to or better than our historical experience.

The success of any merger or acquisition we enter into, including our acquisition of Capital, will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to integrate our operations without encountering difficulties, such as:

•	the loss of key employees and customers;

•	the disruption of our ongoing business and operations;

•	our inability to maintain and increase competitive presence;

•	deposit attrition and revenue loss;

•	possible inconsistencies in standards, controls, procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems with the assimilation of new operations, sites or personnel.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of operations.

If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from the acquisition. Failure to achieve these anticipated benefits could result in greater than expected costs, decreases in the amount of expected revenues and diversion of management’s time and energy, all of which could materially impact our business, financial condition and results of operations. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could seriously harm our business. Finally, cost savings from any acquisitions may be offset by losses in revenues or charges to earnings.

Competition in the banking industry is intense and may adversely affect our profitability.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the caption “Competition” in Item 1, Business, provides more information regarding the competitive conditions in our markets.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in the states of Mississippi, Tennessee and Alabama.

Our success depends primarily on the general economic conditions of the states of Mississippi, Tennessee and Alabama and the specific local markets in each of those states in which we operate. Unlike larger national or other regional banks that are more geographically diversified, 73% of our loans and 61% of our deposits are principally located in the Tupelo, Oxford and DeSoto County, Mississippi; Memphis and Nashville, Tennessee; and Birmingham, Decatur and Huntsville, Alabama metropolitan areas. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Our earnings are significantly affected by general business and economic conditions.

In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation, and such regulation could limit or restrict our activities and adversely affect our earnings.

We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Under regulatory capital adequacy guidelines and other regulatory requirements, we and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

We are also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the caption “Supervision and Regulation” in Item 1, Business, and Note N, “Regulatory Matters”, to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides more information regarding the regulatory environment in which we and the Bank operate.

Our recent results may not be indicative of our future results.

We do not expect to be able to sustain our historical rate of growth, and we may not even be able to grow our business at all. Our recent and rapid growth, which was due in large part to our acquisitions of Renasant Bancshares and Heritage in 2004 and 2005, respectively, may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. In addition, we have no current intentions regarding future acquisitions of financial institutions. Thus, our future rate of growth is unlikely to reflect the rate of our growth we have experienced since 2004. Various factors, such as economic conditions, regulatory and legislative considerations and competition, which are discussed in more detail above, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected.

We may not be able to attract and retain skilled people.

Our success depends in part on our ability to retain key executives and to attract and retain additional qualified personnel who have experience both in sophisticated banking matters and in operating a bank of our size. Competition for such personnel is intense in the banking industry, and we may not be successful in attracting or retaining the personnel we require. The unexpected loss of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacements. We expect to effectively compete in this area by offering financial packages that are competitive within the industry.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although management has policies and procedures to perform an environmental review before the loan is recorded and before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, Hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. Although our operations were not disrupted by these hurricanes or their aftermath, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated With Our Common Stock

Shares eligible for future sale could have a dilutive effect.

Shares of our common stock eligible for future sale, including those that may be issued in the acquisition of Capital and any offering of our common stock for cash, could have a dilutive effect on the market for our common stock and could adversely affect market prices.

As of February 28, 2007, there were 75,000,000 shares of our common stock authorized, of which approximately 15,560,006 shares were outstanding, excluding 1,174,883 shares issuable under outstanding options and warrants to purchase our common stock as of February 28, 2007. We currently estimate that up to approximately 5.4 million shares will be issued in connection with the Capital acquisition.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the banking and financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by us or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger bank holding companies.

Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is low, generally less than that of many of the our competitors and other larger bank holding companies. For the three months ended February 28, 2007, the average daily trading volume for Renasant common stock was 25,448 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.

We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note L, “Restrictions on Cash, Bank Dividends, Loans or Advances”, to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the Heritage acquisition, we assumed junior subordinated debentures issued by Heritage. At December 31, 2006, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling approximately $64 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Our Articles of Incorporation and Bylaws, as well as certain banking laws, could decrease our chances of being acquired even if our acquisition is in our shareholders’ best interests.

Provisions of our Articles of Incorporation and Bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock without any action on the part of our shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction favorable to our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations. In addition, the Bank operates forty-one branches, one loan production office, one mortgage loan production office and two financial services offices throughout north and north central Mississippi, four branches and a loan production office throughout southwest and central Tennessee, and eight branches and two mortgage loan production offices throughout north and north central Alabama.

In Mississippi, the Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, Pontotoc and West Point and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Horn Lake, Iuka, Louisville, New Albany, Okolona, Olive Branch, Oxford, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley and Winona. The Bank operates one loan production office in Hernando and two financial services offices, one office each in Tupelo and Southaven.

In Tennessee, the Bank operates four branches, one branch each in Memphis, Germantown, Cordova and Collierville. In addition, the Bank operates a loan production office in Brentwood.

In Alabama, the Bank has three branches in Decatur, two branches in Birmingham and one branch each in Huntsville, Madison and Trussville. The Bank’s Alabama branches were acquired in connection with the Company’s acquisition of Heritage that was consummated on January 1, 2005. The Bank operates two mortgage loan production offices, one office each in Hoover and Montgomery.

Renasant Insurance has one office each in Corinth, Louisville and Tupelo, Mississippi.

The Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as forty of the Mississippi branch office sites and financial services centers. The Bank leases five locations in Mississippi for use in conducting banking activities as well as various storage facilities. In Alabama, the Bank owns two of the branch office sites in Decatur and leases six branch office sites. In Tennessee, the Bank owns one branch office site and leases three branch office sites. The remainder of the branch office sites and one location used in conducting banking activities as well as storage in Tennessee are leased. Renasant Insurance owns each of the three locations for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2006 was $1,531,000.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Effective July 3, 2006, the Company’s common stock began trading on The NASDAQ Global Select Market. From May 2, 2005 until July 3, 2006, the Company’s common stock traded on The NASDAQ National Market (for purposes of the following discussion, “Nasdaq” refers to The NASDAQ National Market for the period when the Company’s common stock was listed on such market tier and refers to The NASDAQ Global Select Market thereafter). The Company’s ticker symbol on Nasdaq is “RNST”. Prior to May 2, 2005, the Company’s common stock traded on the American Stock Exchange (“AMEX”) under the ticker symbol “PHC”. On February 20, 2007, the Company had approximately 5,367 shareholders of record. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2006 and 2005 as reported on Nasdaq or the AMEX, as applicable, and (iii) the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		Low	High
2006
1st Quarter	$0.153	$20.90	$24.63
2nd Quarter	0.153	23.41	26.90
3rd Quarter	0.160	25.65	31.46
4th Quarter	0.160	27.32	32.63

2005
1st Quarter	$0.140	$20.00	$22.09
2nd Quarter	0.147	18.67	21.61
3rd Quarter	0.147	19.43	23.33
4th Quarter	0.147	19.34	21.73

The Nasdaq and AMEX quotations and the dividends per share have been adjusted for the Company’s three-for-two stock split paid on August 28, 2006. The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note L, “Restrictions on Cash, Bank Dividends, Loans or Advances”, to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during 2006.

Stock Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Market Index and to a peer group of 67 other regional southeast bank holding companies for our reporting period. The performance graph assumes that the value of the investment in our common stock, the Nasdaq Market Index and the peer group of other regional southeast bank holding companies was $100 at January 1, 2001, and that all dividends were reinvested.

Performance Graph

January 1, 2002 - December 31, 2006

	December 31,
	2001	2002	2003	2004	2005	2006
Renasant Corporation	$100.00	$113.17	$140.81	$144.73	$142.21	$211.25
Hemscott Industry Group(1)	100.00	107.02	136.65	157.12	159.10	187.46
Nasdaq Market Index	100.00	69.75	104.88	113.70	116.19	128.12

(1)

The Hemscott Industry Group, Regional – Southeast Banks, is a peer group of regional bank holding companies located in the southeast area of the United States. The bank holding companies included in this group are: Alabama National BanCorporation; Appalachian Bancshares; Atlantic Southern Financial; Auburn National Bancorporation, Inc.; BancorpSouth, Inc.; BancTrust Financial Group, Inc.; Bank of the Ozarks, Inc.; Beach Community Bancorp; Beach First National Bancshares, Inc.; Britton & Koontz Capital Corporation; Cadence Financial Corp.; Capital Bancorp, Inc.; Capitalsouth Bancorp; Cardinal Financial Corporation; Centerstate Banks of Florida, Inc.; Citizens First Corporation; Citizens National Group; Civitas Bankgroup, Inc.; Colonial BancGroup, Inc.; Community First Bancorp; Community Trust Bancorp, Inc.; Compass Bancshares, Inc.; Cornerstone Bancshares; Crescent Banking Company; Eastern Virginia Bankshares, Inc.; Farmers Capital Bank Corporation; Fauquier Bankshares, Inc.; First Bancshares, Inc. MS; First Financial Services Corp;; First Horizon National Corp.; First M & F Corporation; FNB Corporation FL; FNB Corporation VA; Four Oaks Fincorp, Inc.; FPB Bancorp, Inc.; Freedom Bank; Globe Bancorp, Inc.; Greene County Bancshares; Hancock Holding Company; Heritage Financial Group; Horizon Bancorporation; Iberiabank Corporation; Metairie Bank & Trust; Mountain National Bancorp; Nature Coast Bank; NB&T Financial Group, Inc.; Nexity Financial Corporation; Paragon National Bank; Penseco Financial Services Corporation; Peoples BancTrust Company; Pinnacle Bancshares, Inc.; Pinnacle Financial Partners, Inc.; Premier Financial Bancorp, Inc.; Regions Financial Corporation; Renasant Corporation; Republic Bancorp, Inc.; S. Y. Bancorp, Inc.; Security Bank Corporation; Simmons First National Corporation; Southcoast Financial Corporation; Southshore Community Bank; Stonegate Bank; Superior Bancorp; Tennessee Commerce Bancorp; Trustmark Corporation; United Bancorp of Alabama; United Security Bancshares, Inc.; and Whitney Holding Corporation.

Source: Media General Financial Services.

There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We will not make or endorse any predictions as to future stock performance.

The information provided under the caption “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to its proxy regulations or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, other than as provided in Item 201 of Regulation S-K. The information provided in this section shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA(1)(2) (Unaudited)

(In Thousands, Except Share Data)

Year ended December 31,	2006	2005	2004	2003	2002
Interest income	$154,293	$128,389	$77,024	$70,810	$78,418
Interest expense	70,230	47,963	21,796	21,777	26,525
Provision for loan losses	2,408	2,990	1,547	2,713	4,350
Noninterest income	45,943	40,216	32,287	31,893	27,973
Noninterest expense	89,006	83,940	60,709	53,193	51,027

Income before income taxes	38,592	33,712	25,259	25,020	24,489
Income taxes	11,467	9,503	6,816	6,839	6,819

Income before cumulative effect of accounting change	27,125	24,209	18,443	18,181	17,670
Cumulative effect of accounting change	—	—	—	—	(1,300)

Net income	$27,125	$24,209	$18,443	$18,181	$16,370

Per Common Share – Basic
Income before cumulative effect of accounting change	$1.75	$1.56	$1.43	$1.47	$1.40
Cumulative effect of accounting change	—	—	—	—	(0.10)

Net income	$1.75	$1.56	$1.43	$1.47	$1.30

Per Common Share – Diluted
Income before cumulative effect of accounting change	$1.71	$1.54	$1.42	$1.46	$1.39
Cumulative effect of accounting change	—	—	—	—	(0.10)

Net income	$1.71	$1.54	$1.42	$1.46	$1.29

Book value at December 31	$16.27	$15.22	$13.19	$11.19	$10.59

Closing price on The NASDAQ Global Select Market at December 31, 2006 and The NASDAQ National Market at December 31, 2005; all prior years reflect the closing price on the AMEX at December 31	30.63	21.09	22.07	22.00	18.11
Cash dividends declared and paid	.627	.580	.547	.503	.462

At December 31
Loans, net of unearned income	$1,826,762	$1,646,223	$1,141,480	$862,652	$859,684
Securities	428,065	399,034	371,581	414,270	344,781
Assets	2,611,356	2,397,702	1,707,545	1,415,214	1,344,512
Deposits	2,108,965	1,868,451	1,318,677	1,133,931	1,099,048
Borrowings	216,423	266,505	191,547	125,572	91,806
Shareholders’ equity	252,704	235,440	179,042	137,625	132,778

	2006	2005	2004	2003	2002
Selected Ratios
Return on average:
Total assets	1.08%	1.03%	1.18%	1.33%	1.25%
Shareholders’ equity	11.00%	10.29%	11.52%	13.41%	12.85%

Before cumulative effect of accounting change, return on average:
Total assets	1.08%	1.03%	1.18%	1.33%	1.35%
Shareholders’ equity	11.00%	10.29%	11.52%	13.41%	13.87%

Average shareholders’ equity to average assets	9.83%	10.00%	10.21%	9.89%	9.75%

At December 31
Shareholders’ equity to assets	9.67%	9.82%	10.49%	9.72%	9.88%
Allowance for loan losses to total loans, net of unearned income	1.07%	1.12%	1.26%	1.53%	1.42%
Allowance for loan losses to nonperforming loans	173.05%	291.94%	166.11%	181.09%	338.22%
Nonperforming loans to total loans, net of unearned income	.62%	.38%	.76%	.85%	.42%
Dividend payout	36.67%	37.66%	38.31%	34.25%	35.59%

(1)

Selected consolidated financial data includes the effect of acquisitions from the date of each acquisition. Refer to Item 1, Business, and Note T, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about these acquisitions.

(2)

Per share information listed above has been restated to reflect the three-for-two stock splits effected in the form of dividends on August 28, 2006 and December 1, 2003. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the financial data discussed above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Highlights and Performance Overview for 2006

Net income was $27,125 for 2006 compared to $24,209 in 2005. The improvement in net income was influenced by a number of factors:

•

Net interest income increased 4.52% to $84,063 for 2006 as compared to $80,426 for 2005. Interest income increased 20.18% to $154,293 for 2006 from $128,389 for 2005. Interest expense increased 46.43% to $70,230 for 2006 compared to $47,963 for 2005.

•	Net charge-offs as a percentage of average loans decreased to .07% in 2006 compared to .20% in 2005.

•

Growth in noninterest income exceeded growth in noninterest expenses. Noninterest income increased to $45,943 for 2006, or $5,727 more than the $40,216 for 2005. Noninterest expenses increased $5,066 to $89,006 for 2006 compared to $83,940 for 2005.

•	Loans, net of unearned income, totaled $1,826,762 at December 31, 2006, an increase of $180,539, or 10.97%, from December 31, 2005.

•

Deposits totaled $2,108,965 at December 31, 2006, an increase of $240,514, or 12.87%, from December 31, 2005. Our success in growing our deposit base allowed us to reduce our reliance on higher costing external borrowings to fund our loan growth.

Other initiatives completed during 2006 include the following:

•

We completed a three-for-two stock split in the form of a stock dividend. The dividend was payable on August 28, 2006 to shareholders of record as of August 11, 2006. As a result of the stock split, we issued 5,744,010 shares of our common stock.

•	We expanded our presence in our key markets in Tennessee with the opening of a full-service banking office in Collierville.

•

We expanded our retail mortgage operations by opening loan production offices in Hoover and Montgomery, Alabama, offering 1-4 family residential mortgages, and expanded our wholesale mortgage operations by hiring a group of wholesale mortgage lenders in Corinth, Mississippi.

•	Our stock was selected for listing on The NASDAQ Global Select Market, a new listing tier. The new NASDAQ Global Select Market tier, and our listing thereon, became effective on July 3, 2006.

•

We increased quarterly cash dividends to $.16 per share. During 2006, the Company’s annual dividend rate was $.63 per share as compared to $.58 per share in 2005, after adjusting for the aforementioned three-for-two stock split, representing an 8.05% increase.

A historical look at key performance indicators is presented below.

	2006	2005	2004	2003	2002
Diluted EPS	$1.71	$1.54	$1.42	$1.46	$1.39
Diluted EPS Growth	11.04%	8.45%	(2.74)%	5.04%	25.23%
Return on Average Assets	1.08%	1.03%	1.18%	1.33%	1.35%
Return on Average Shareholders’ Equity	11.00%	10.29%	11.52%	13.41%	13.87%

*Amounts above for 2002 are based on income before Cumulative Effect of Accounting Change. Diluted EPS, Return on Average Assets and Return on Average Shareholders’ Equity were $1.29, 1.25% and 12.85%, respectively in 2002, after Cumulative Effect of Accounting Change. Diluted EPS Growth reflects changes from the immediately preceding year.

Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. These markets are: Tupelo, Oxford and DeSoto County, Mississippi; Birmingham, Decatur and Huntsville/Madison, Alabama; and Germantown, Collierville, Memphis/Cordova and Nashville/Brentwood, Tennessee. We have identified these markets as key growth markets, and when we refer in this item to “our key markets,” we are referring to such markets.

We expect future loan growth to come primarily from our key markets. It is our strategy to fund this loan growth with deposits throughout all of our markets. While we believe future deposit growth will come primarily from these key markets, deposits outside of these key markets remain valuable to us given the low cost of such deposits relative to the costs of deposits in our key markets.

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

The critical accounting policy most important to the presentation of our financial statements relates to the allowance for loan loss and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“Statement”) No. 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under FASB Statement 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”). The balance of these loans determined to be impaired under Statement 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. For a discussion of other considerations in establishing the allowance for loan losses and our loan policies and procedures for addressing credit risk, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”

Certain loans acquired in the Heritage acquisition are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flow of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of these loans acquired in the Heritage acquisition is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note C, “Loans”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

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

In January 2006, we adopted the provisions of FASB Statement 123R, “Share-Based Payment” (“Statement 123R”). Statement 123R requires companies to recognize compensation expense for all share-based payments to employees. We have recognized compensation expense on our share-based payments since 2002 when we adopted the provisions of Statement 123. We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options, requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. For a description of our assumptions utilized in calculating the fair value of our stock based compensation, please refer to Note M, “Employee Benefit and Deferred Compensation Plans”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Our independent actuary firm prepares actuarial valuations of our pension cost under FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132R” (“Statement 158”). The discount rate used in the 2006 valuation was 6.00%, up from 5.75% in 2005. Actual plan assets as of December 31, 2006 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Actual return on plan assets during 2006 approximated 8.27%. The pension plan covered under Statement 87 was frozen as of December 31, 1996.

We believe we employ appropriate methods for these calculations and that the results of such calculations closely approximate the actual cost. We review the calculated results for reasonableness and compare those calculations to prior period costs. We also consider the effect of current economic conditions on the calculations.

We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. The impact of newly issued accounting standards is discussed in further detail in Note A, “Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Financial Condition and Results of Operations

Net Income

Net income for the year ended December 31, 2006 was $27,125, which represents an increase of $2,916, or 12.05%, from net income of $24,209 for the year ended December 31, 2005. Basic earnings per share increased $.19 to $1.75 for the year ended December 31, 2006 as compared to $1.56 for the prior year. Diluted earnings per share increased $.17 to $1.71 for the year ended December 31, 2006 as compared to $1.54 for the prior year. Net income for the year ended December 31, 2006 increased by $566, or $.04 per diluted share, in after-tax interest income due to the cash flows from certain loans acquired in connection with the Company’s acquisition of Heritage and accounted for under SOP 03-3 exceeding initial estimates. In 2005, net income increased $1,165, or $.07 per diluted share, from similar loans. In addition, net income for the year ended December 31, 2006 was increased by a $345, or $.02 per diluted share, from an after-tax gain recognized on the early repayment of an FHLB advance which was called by the issuer.

Net income for the year ended December 31, 2005 was $24,209, which represents an increase of $5,766, or 31.26%, from net income of $18,443 for the year ended December 31, 2004. Basic and diluted earnings per share increased

$.13 and $.12 to $1.56 and $1.54, respectively, for the year ended December 31, 2005 as compared to the prior year. As discussed above, net income for the year ended December 31, 2005 included $1,165, or $.07 per diluted share, in after-tax interest income as the cash flows from the aforementioned Heritage loans accounted for under SOP 03-3 exceeded initial estimates, offset by $699, or $.04 per diluted share, in after-tax merger expenses related to the Heritage acquisition and expenses associated with the change of the Company’s name, which is discussed below. Net income for the year ended December 31, 2004 was increased by an after-tax gain of $617, or $.05 per diluted share, recognized in connection with the sale of the Company’s merchant card business. This was offset by $675, or $.05 per diluted share, in an after-tax other-than-temporary impairment charge on certain FNMA and FHLMC preferred stock held in our securities portfolio.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 65.55% of total revenue in 2006. Total revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Income from our loan portfolio, on a tax equivalent basis, grew 20.51% during 2006 as average loans grew 8.01%. In anticipation of the Federal Reserve reducing interest rates in the future, we entered into an interest rate swap agreement in which we converted the variable interest rate on $100,000 in loans to a fixed rate. This interest rate swap agreement is discussed in more detail below under the heading “Risk Management – Interest Rate Risk.

Net interest income on a tax equivalent basis increased $3,638 to $87,409 in 2006 from $83,771 in 2005. Of the increase in net interest income, the increase due to the favorable growth in the volume of net earning assets was $8,064. The increase in our cost of funds due to rising interest rates resulted in a decrease to interest income from changes in interest rates of $4,426. Net interest income for 2006 includes $917 in interest income as cash flows from the Heritage loans accounted for under SOP 03-3 exceeded initial estimates, as compared to $1,887 in interest income for such loans in 2005.

Net Interest Margin – Tax Equivalent

2006	2005	2004
3.93%	4.04%	4.14%

Net interest margin, the tax equivalent net yield on earning assets, decreased to 3.93% during 2006 from 4.04% in the prior year. The additional interest income due to aforementioned SOP 03-3 loans increased net interest margin for 2006 and 2005 by 4 and 9 basis points, respectively. Factors resulting in the decline of our net interest margin for 2006 include an increase in our cost of deposits and the flattening of the yield curve. As discussed in more detail below, our growth in deposits was primarily in public funds and time deposits. Public fund deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. As the Federal Reserve halted its increases in the overnight borrowing rate, we experienced an increase in time deposits as our customers, expecting future interest rates to decline, locked into time deposits.

Interest income, on a tax equivalent basis, grew 19.66% to $157,639 for 2006 from $131,734 for 2005. The growth in interest income was driven primarily by volume, as the average balance in interest earning assets increased $150,674 during 2006, while the tax equivalent yield on earning assets increased 74 basis points to 7.10%.

Interest expense increased to $70,230 for 2006 as compared to $47,963 for 2005. The average balance of interest bearing liabilities increased $112,810 to $1,971,951 during 2006 as compared to the average balance for 2005. The cost of interest-bearing liabilities increased from 2.58% in 2005 to 3.56% in 2006, or 98 basis points.

Net interest income on a tax equivalent basis increased $25,368, or 43.44%, from $58,403 in 2004 to $83,771 in 2005. Of the tax equivalent increase, an increase of $23,471 was due to the favorable growth in net earning assets while changes in interest rates accounted for $1,897 of the increase. Interest income grew 64.26% to $131,734 for 2005 from $80,199 from 2004. The growth in interest income was driven primarily by volume, as the average balance in interest earning assets increased $659,684 during 2005, while the tax equivalent yield on earning assets increased 68 basis points to 6.36%. The acquisition of Heritage increased the average balance of interest earnings assets by $505,955. Interest expense for 2005 was $47,963 as compared to $21,796 for 2004. The acquisition of Heritage and the subordinated debentures issued in connection with the acquisition of Heritage increased interest bearing liabilities $477,370. The cost of interest-bearing liabilities increased from 1.80% in 2004 to 2.58% in 2005, or 78 basis points.

Average Earning Assets to Total Average Assets

2006	2005	2004
88.60%	87.94%	90.01%

Average earning assets as a percentage of total average assets are shown above for the years ended December 31, 2006, 2005 and 2004. The decrease in 2005 as compared to 2004 is attributable to $53,027 in intangible assets acquired in connection with our acquisition of Heritage. The tax equivalent yields on earning assets were 7.10%, 6.36% and 5.68% for 2006, 2005 and 2004, respectively.

Loans and Loan Interest Income

Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 69.95%, 68.66% and 66.85% of total assets at December 31, 2006, 2005 and 2004, respectively. The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

	2006	2005	2004	2003	2002
Commercial, financial, agricultural	$236,741	$226,203	$175,571	$140,149	$139,457
Lease financing	4,234	7,468	10,809	12,148	15,338
Real estate – construction	242,669	169,543	96,404	50,848	37,141
Real estate – 1-4 family mortgage	636,060	566,455	375,698	293,097	293,022
Real estate – commercial mortgage	629,354	597,273	395,048	280,097	277,824
Installment loans to individuals	77,704	79,281	87,950	86,313	96,902

Total loans net of unearned income	$1,826,762	$1,646,223	$1,141,480	$862,652	$859,684

As the table above shows, at December 31, 2006 loans increased $180,539, or 10.97%, from December 31, 2005. Loan growth in our Tennessee region was $73,602, while loan growth in the Alabama region was $82,391, and loan growth in the Mississippi region was $24,546. At December 31, 2006, 73% of our loans were from our key markets as compared to 69% at December 31, 2005.

At December 31, 2005 loans increased $504,743, or 44.22%, from December 31, 2004, which includes $389,740 in loans acquired in connection with our acquisition of Heritage. Loans in the Tennessee region grew $93,582 during 2005, while loans in the Mississippi region grew $7,987 in the same period.

Average Loan to Average Deposit Ratio

2006	2005	2004
87.83%	91.16%	79.91%

With the interest rate increases during 2006, our loan portfolio yield increased from 6.79% in 2005 to 7.58% in 2006. Similarly, rate increases resulted in our loan portfolio yields increasing from 6.08% in 2004 to 6.79% in 2005. The repricing of variable-rate loans in the rising interest rate environment during the periods resulted in the increase on loan yields. The following table provides the yield for certain loan types in which the most significant changes in yields occurred in the past three years:

	2006	2005	2004
Commercial	7.57%	6.76%	5.79%
Consumer	7.70	7.14	6.83
Home equity lines of credit	8.11	6.75	4.71

Mortgage loans held for sale were $38,672 at December 31, 2006 compared to $33,496 at December 31, 2005. Originations of mortgage loans to be sold totaled $468,749 for 2006 as compared to $434,193 for 2005. These increases are due in part to our expansion of our mortgage operations. In the third quarter of 2006, the Company expanded its retail mortgage operations by opening loan production offices in Hoover and Montgomery, Alabama, offering 1-4 family residential mortgages. Additionally, the Company expanded its wholesale mortgage operations by hiring a group of wholesale mortgage lenders in Corinth, Mississippi. These additional mortgage lenders increased mortgage volume by $21,349 for 2006. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Investments and Investment Interest Income

Investment income is the second largest component of interest income. The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing public funds. The following table shows the carrying value of our securities portfolio by investment type, and the percentage of such investment type relative to the entire securities portfolio, as of December 31:

	2006		2005		2004
U.S. Government agencies	$90,950	21%	$87,199	22%	$74,747	20%
Mortgage-backed securities	203,962	48	173,098	43	171,863	46
Obligations of states and political subdivisions	110,914	26	106,343	27	104,110	28
Trust preferred securities	4,986	1	12,518	3	3,216	1
Corporate bonds	—	—	—	—	503	—
Equity securities	17,253	4	19,876	5	17,142	5

	$428,065	100%	$399,034	100%	$371,581	100%

In 2006, securities income, on a tax equivalent basis, increased $2,413 to $22,971 from securities income on a tax equivalent basis for 2005. The average balance in the investment portfolio was $437,356, up $16,467, or 3.91%, over 2005. The tax equivalent yield on the investment portfolio was 5.25%, up 37 basis points from 2005.

The balance of our securities portfolio at December 31, 2006 increased $29,031 to $428,065 compared to $399,034 at December 31, 2005. During 2006, we purchased $123,794 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”), which in the aggregate made up approximately 64.99% of the purchases. We favor investments in mortgage-backed securities and CMO’s because of the cash flow these instruments provide for funding loan growth. Furthermore, yields on these securities, although taxable, are generally higher than yields on U.S. Government Agency securities. U.S. Government Agency securities purchased accounted for approximately 22.58%, with the remainder of the purchases being primarily in municipal securities. Maturities and calls of securities during 2006 totaled $61,449.

At December 31, 2006, unrealized losses of $4,842 were recorded on investment securities with a carrying value of $269,524. These unrealized losses are primarily, if not solely, attributable to changes in interest rates. At December 31, 2006, our investment portfolio mix remained similar to December 31, 2005 and 2004, with a significant portion of the portfolio being comprised of mortgage-backed securities.

In 2005, securities income, on a tax equivalent basis, increased $1,406 to $20,558 from securities income on a tax equivalent basis in 2004. The average balance in the investment portfolio was $420,889, up $26,433, or 6.70%, over 2004. The tax equivalent yield on the portfolio was 4.88%, up 2 basis points from 2004. At December 31, 2005, the balance of securities was $399,034, an increase of $27,453 as compared to December 31, 2004. During 2005, we purchased $46,363 in securities. Maturities and calls totaled $65,305 during 2005. The purchases were primarily mortgage-backed securities and CMO’s, comprising approximately 52.65% of the purchases. U.S. Government Agency securities purchased accounted for approximately 20.23%, with the remainder of the purchases being municipal securities. The acquisition of Heritage increased our portfolio by $94,866.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $2,108,965, $1,868,451 and $1,318,677 as of December 31, 2006, 2005 and 2004, respectively. We experienced strong organic deposit growth in each of our markets, as deposits in the Tennessee region grew $50,047, while the Alabama region grew $43,869 during 2006. The Mississippi region’s deposits grew $146,598 in 2006. At December 31, 2006, 61% of our deposits were from our key markets as compared to 59% at December 31, 2005. Total deposits in 2005 include deposits of $380,998 acquired in connection with our acquisition of Heritage. Deposits in the Mississippi and Tennessee regions grew $60,793 and $64,994, respectively, during 2005. Deposits in Alabama grew $42,979 during 2005, which includes the intentional runoff of approximately $20,000 in brokered deposits.

Average Interest-Bearing Deposits to Total Average Deposits

2006	2005	2004
86.90%	86.74%	85.87%

Interest expense for deposits was $57,467, $35,228 and $17,382, for 2006, 2005 and 2004, respectively. The cost of interest-bearing deposits was 3.31%, 2.28% and 1.62%, for the same periods. Interest-bearing deposits at December 31, 2006, 2005 and 2004 were $1,837,728, $1,618,181 and $1,117,755, respectively. Interest-bearing deposits increased $219,547 during 2006. The increase in interest bearing deposits was primarily in public fund transactional accounts and time deposits. Public fund transactional accounts at December 31, 2006 were $240,069, an increase of $96,544 over the December 31, 2005 balance of $143,525. We experienced a large influx of deposits into our public fund transactional accounts early in 2006. For most of 2006, these funds gave us the opportunity to be less aggressive in pricing our other deposits. Time deposits increased $157,778 to $1,086,496 at December 31, 2006 as compared to $928,718 for the same period in 2005. Time deposits are our highest costing deposit in our deposit mix. Time deposits paid interest at the rates of 4.18%, 3.08% and 2.34% for 2006, 2005 and 2004, respectively. In the second half of 2006, our customers began moving funds from transactional deposit accounts to time deposits. This change resulted from the combination of the Federal Reserve moving toward a neutral position as rates appeared to have peaked as well as competitive factors pushing interest rates higher in selected markets.

Interest-bearing deposits increased $500,226 during 2005. This increase includes $355,306 of interest-bearing deposits acquired in connection with our Heritage acquisition. Time deposits increased $361,864 at December 31, 2005 as compared to December 31, 2004. Approximately 57.35% of the increase in time deposits is attributable to the Heritage acquisition.

Noninterest-bearing deposits were $271,237, $250,270 and $200,922 at December 31, 2006, 2005 and 2004, respectively. The acquisition of Heritage increased the December 31, 2005 balance of non-interest bearing deposits by $25,692 while the acquisition of Renasant Bancshares increased the December 31, 2004 balance of non-interest bearing deposits by $21,959. Including non-interest bearing deposits, our cost of deposits were 2.88%, 1.98% and 1.39% for 2006, 2005 and 2004.

The growth in transactional deposit accounts in the past three years is primarily attributed to the continued success of Haberfeld Associates’ High Performance Checking Account Marketing Program (“HPC”), which we implemented during the second quarter of 2003. The purpose of this program is to attract and retain new deposit clients in a cost efficient manner, providing greater cross-sales opportunities. This program provides the client with a choice of seven value-priced transaction accounts. The cornerstone of this program is the free, full-service checking account.

Public funds, one of a number of alternatives that the Company utilizes to meet its liquidity needs, may be readily obtained based on the Company’s pricing bid in comparison with competitors. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Normally, public fund time deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. With respect to public fund transaction accounts, we seek to develop banking relationships with the sources of the public funds and provide a comprehensive range of deposit services. This has the effect of mitigating the higher costs associated with public fund transaction accounts. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities.

Borrowed Funds and Interest Expense on Borrowings

Interest expense on total borrowings was $12,763, $12,735 and $4,414 for the years ending December 31, 2006, 2005 and 2004, respectively. Total borrowings include advances from the Federal Home Loan Bank (“FHLB”), subordinated debentures, federal funds purchased, securities sold under agreements to repurchase and treasury, tax and loan accounts.

FHLB advances were $144,212, $191,481 and $109,756 for the years ended December 31, 2006, 2005 and 2004, respectively. The cost of our FHLB advances was 4.52%, 3.54% and 3.28% for 2006, 2005 and 2004. At December 31, 2006, the Company had $598,549 of availability on unused lines of credit with the FHLB. The acquisition of Heritage in 2005 increased our FHLB advances by $91,135. Funds were borrowed from the Federal Home Loan Bank to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased may be used to meet day to day liquidity needs. The Company had $26,000 in short-term FHLB advances outstanding at December 31, 2006.

Interest expense on subordinated debentures was $4,918 for the year ended December 31, 2006 as compared to $3,951 for the same period in 2005. For more information about our outstanding subordinated debentures, refer to the discussion in this item below under the heading “Shareholders’ Equity and Regulatory Matters.”

The treasury tax and loan account balances for 2006, 2005 and 2004 were $1,653, $3,805 and $3,183, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

Noninterest Income

Noninterest Income to Average Assets

2006	2005	2004
1.83%	1.71%	2.06%

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus over the last few years has been to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total revenues was 34.45%, 32.44% and 35.60% for 2006, 2005 and 2004, respectively. Our new markets in Tennessee and Alabama are providing us with additional opportunities to further grow our noninterest income.

Noninterest income was $45,943 for the year ended December 31, 2006, an increase of $5,727, or 14.24%, as compared to 2005. For 2005, noninterest income was $40,216, an increase of $7,929, or 24.56%, over 2004.

Charges for deposit services, the primary contributor to noninterest income, were $18,446 for 2006, an increase of $1,670, or 9.95%, from 2005. Service charges on deposits in 2005 were $16,776, an increase of $1,421 from 2004. The primary reason we have experienced continued annual increases in service charges is attributable to the implementation of the HPC program in 2003. Through the HPC program we have been able to increase the number of service-chargeable deposit accounts. Service charges include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Overdraft fees represented 86.63%, 84.51% and 82.21% of total charges for deposit services in 2006, 2005 and 2004.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased 23.83% to $13,854 during 2006 as compared to $11,188 for 2005. Fees charged on loans include origination, underwriting, documentation and other administrative fees. Loan fees increased $1,594 during 2006 to $8,095 as compared to 2005. This increase reflects the loan growth the Company achieved over the same period. With respect to fees related to deposit services, interchange fees on debit card transactions continue to be a strong source of noninterest income. For 2006, fees associated with debit card usage were $3,209, an increase of 38.26% as compared to $2,321 for 2005. Income derived from use of our debit cards made up 23.16% of the total fees and commissions for 2006. We expect income from use of our debit cards to continue to grow as we make a direct effort to encourage usage by our customers.

Fees and commissions increased $3,772 to $11,188 during 2005 as compared to $7,416 for 2004. Loan fees increased 62.65% during 2005 to $6,501 as compared to $3,997 for 2004. The increase in loan fees during 2005 is attributable to loan growth during the same period and the acquisition of Heritage and its mortgage loan operations. For 2005, fees associated with debit card usage were $2,321, an increase of 47.55% as compared to $1,573 for 2004.

Income earned on insurance products was $3,533, $3,573 and $3,590 for the years ended December 31, 2006, 2005 and 2004, respectively. Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $152, $398 and $385 for 2006, 2005 and 2004, respectively. An increase in claims paid by insurance carriers in 2005 resulted in lower contingency income for 2006.

Security gains of $25 for 2006 resulted from the sale of approximately $35,660 in securities compared to gains of $70 from the sale of approximately $39,046 in securities for 2005 and a securities gain of $72 from the sale of approximately $66,526 in securities for 2004. In 2004, we recorded a $1,093 non-cash impairment charge on FNMA and FHLMC preferred stock during 2004. The FNMA and FHLMC preferred stock which we held paid a dividend based on treasury rates that was reset periodically. During the fourth quarter of 2004, these agencies issued new securities as part of a settlement reached with federal regulatory agencies. These newly issued securities had terms which were more favorable than the securities we hold. Prior to the issuance, the fair market value of the securities we hold was below their carrying value due to increases in interest rates. Although the securities we hold are rated AA- and Aa3 by Standard & Poor and Moody’s, respectively, we concluded that the decline in the market value of the securities, in light of the new security issuance, was other-than-temporary. The impairment is shown in the income statement line item “Securities gains (losses)”. During 2005, the Company sold its FHLMC preferred stock and recorded a gain of $17 on the sale. During 2006, the Company sold its FNMA preferred stock and recorded a gain of $281 on the sale.

Gains on the sale of mortgage loans for 2006 were $3,497, an increase of $692, or 24.67%, from 2005. Originations of mortgage loans to be sold totaled $468,749 for 2006 as compared to $434,193 for 2005. The increase in gains on the sale of mortgage loans is attributable to higher volumes of retail originations during 2006. Retail originations carry a higher spread than wholesale originations. The increase is also attributable to an improvement in our loan delivery process which increased the number of loans delivered daily, thereby reducing our penalties for late delivery. Gains on the sale of mortgage loans for 2005 were $2,805, an increase of $2,222 from 2004. The increase in gains from sales of mortgage loans for 2005 was due to the increase in mortgage loan volumes attributable to Heritage’s mortgage loan business.

Trust department revenue is reported in the Consolidated Statements of Income in the noninterest income section in the line account “Trust Revenue.” Trust revenue increased slightly to $2,515 for 2006 compared to $2,493 for 2005. Continued improvement in the stock market and customers seeking higher yielding investment opportunities given the low interest rate environment fostered the increased activity. Also significant to this increase is the impact and focus from the new management in this area. The market value of trust assets under management as of December 31, 2006 and 2005 was $483,944 and $403,476, respectively. Assets under management increased approximately 12.39% during 2006 as a result of new business. Trust revenue increased $346 to $2,493 for 2005 compared to $2,147 for 2004.

Other noninterest income for 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called by the issuer and a $654 nontaxable death benefit from our life insurance policies. In comparison, other noninterest income for 2005 includes a $305 gain from the sale of our Pulse network to Discover and a $106 nontaxable death benefit.

On June 1, 2004, we sold our interest in and rights to future revenue on credit card merchant agreements involving point of sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). The sale involved approximately 1,000 credit card merchant processing accounts along with an insignificant amount of hardware consisting of approximately 150 credit card terminals and printers. The sale resulted in a gain of approximately $1,000. In connection with the sale, Nova assumed financial liability for merchant transactions from the date of the sale. We receive referral fees from Nova, although such fees are significantly less than the merchant discount revenue we received prior to the sale to Nova. Revenue from merchant servicing and referral fees was $9, $8 and $672 for the years ended December 31, 2006, 2005 and 2004. Revenues from merchant servicing and the gain from the sale is included in “Other noninterest income” on the Company’s Consolidated Statements of Income.

Noninterest Expense

Noninterest Expense to Average Assets

2006	2005	2004
3.55%	3.56%	3.87%

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment and other noninterest expense. Noninterest expense was $89,006, $83,940 and $60,709 for 2006, 2005 and 2004, respectively. Noninterest expense increased $5,066, or 6.03%, during 2006 as compared to 2005. The increase in 2005 noninterest expense as compared to 2004 is reflective of the inclusion of the operations of Renasant Bancshares and Heritage. The operations of Renasant Bancshares and Heritage increased noninterest expenses $7,195 and $15,476, respectively, during 2005. The operations of Renasant Bancshares increased noninterest expenses $3,796 during 2004.

Salaries and employee benefits is the largest component of noninterest expenses and represented 55.91%, 54.94% and 55.03% of total noninterest expenses at December 31, 2006, 2005 and 2004, respectively. During 2006, salaries and employee benefits increased $3,647, or 7.91%, to $49,760 as compared to $46,113 for 2005. The increase in salaries and employee benefits was primarily due to normal annual salary increases, increases in health care benefits and personnel for the de novo branch activity in late 2005 and early 2006. Salaries and employee benefits for 2006 was further increased by the addition of mortgage originators discussed earlier and the addition of strategic hires as a result mergers in our Alabama market.

During 2005, salaries and employee benefits increased $12,707 to $46,113 as compared to $33,406 for 2004. The additional salaries and employee benefits expense from Heritage was $8,069 for 2005. The remaining increase in salaries and employee benefits was primarily due to normal annual salary increases and increases in health care benefits.

The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $1,471, $680 and $511 at December 31, 2006, 2005 and 2004, respectively.

Data processing costs increased $253, or 6.28%, to $4,281 for 2006 from 2005. The increase in data processing costs is reflective of increased loan and deposit processing from growth in the number of loans and deposits during 2006. Data processing costs decreased $455, or 10.15%, to $4,028 for 2005 from 2004 as a result of synergies realized with the consolidation of Renasant Bancshares’ back office operations and lower costs as a result of renegotiating our contract with our primary vendor.

Occupancy expense in 2006 was $7,156, up $1,103 from 2005 primarily due to our de novo branch office efforts. Since the second quarter of 2005, the Company has opened three new full service branches: one each in Oxford, Mississippi and East Memphis and Collierville, Tennessee.

Occupancy expense in 2005 was $6,053, up $2,208 from 2004. The increase due to the acquisition of Heritage accounted for approximately 74% of the increase. The remainder was due to additional occupancy expense incurred in connection with aforementioned opening of full services branches in Oxford, Mississippi and East Memphis, Tennessee during the later part of 2005. We intend to expand our footprint throughout our markets and expect to continue to experience gradual increases in our occupancy and equipment expense.

Computer and equipment expense in 2006 was $3,879, an increase of $100, or 2.65% over 2005. Computer and equipment expense in 2005 decreased $170 over 2004. Computer and equipment expense in 2004 includes $295 in expenses associated with writing off obsolete equipment no longer in service. Excluding this write-off, the increase in computer and equipment expense is associated with additional equipment expense from the operations of Heritage.

During 2005, we changed the name of our subsidiary bank, The Peoples Bank & Trust Company, to Renasant Bank and the name of our insurance agency, The Peoples Insurance Agency, to Renasant Insurance, Inc. In addition, we changed our name to Renasant Corporation. As a result of the name change, we incurred approximately $334 in advertising, legal and printing costs during 2005.

Professional fees for legal and accounting services were $2,478 for 2006 as compared to $2,268 for 2006. Professional fees for legal and accounting services were $2,268 for 2005 as compared to $1,539 for 2004. The increase in professional fees is primarily due to legal costs associated with the Heritage merger and the aforementioned name change.

Advertising expense for 2006 was $3,560, down $145 from 2005. Advertising expense for 2005 was $3,705, up $1,706 from 2004. The increase in advertising expense from 2004 to 2005, as well as the decrease from 2005 to 2006, reflects the additional marketing expenses incurred in 2005 as a result of the Heritage acquisition, the name changes and opening the new branches in Oxford, Mississippi, and East Memphis, Tennessee.

Amortization of intangible assets decreased $619 to $1,639 for 2006 compared to $2,258 for 2005. During 2005, we amortized the remaining piece of the core deposit intangible acquired in connection with the assumption of certain deposit liabilities for three branches of Security Federal Savings and Loan Association purchased from the Resolution Trust Corporation in 1994. The amortization was $399 in 2005 and represents the majority in the decrease between amortization expense from 2005 to 2006. Amortization of intangible assets increased $1,243 to $2,258 for 2005 compared to $1,015 for 2004. In connection with the Heritage and Renasant Bancshares acquisitions, we recorded $5,224 and $5,801, respectively, in finite-lived intangible assets. These intangible assets are being amortized over their estimated useful lives, which range between 5-10 years.

Efficiency Ratio

2006	2005	2004
66.75%	67.70%	66.94%

One measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. Our efficiency ratio dropped during 2006 as compared to 2005. The decrease is attributable to growing our noninterest income at a greater rate than the growth in our noninterest expenses. Our efficiency ratio increased in 2005 from 2004. This increase resulted primarily from an increase in non-interest expenses due to the Heritage acquisition. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for 2006, 2005 and 2004 was $11,467, $9,503 and $6,816, respectively. The effective tax rates for those years were 29.71%, 28.19% and 26.98%, respectively. The effective tax rate for these periods is less than the combined federal and state statutory rates due to our continued investment in tax-exempt securities and tax-free leases and loans. In 2006 and 2005, we recorded a nontaxable death benefit from life insurance.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed by a credit administration department, loan committees and a loss management committee. Credit quality and policies are major concerns of credit administration and these committees. We try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry.

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under FASB Statement 5, “Accounting for Contingencies”. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under Statement 114. The balance of these loans determined as impaired under FASB Statement No. 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $19,534, $18,363 and $14,403 at December 31, 2006, 2005 and 2004, respectively.

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loan and loss management committees and a Board of Directors loan committee. In addition, we maintain a loan review staff.

The underwriters review and score loan requests that are made by our lending staff. In compliance with policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are scored by the underwriters. Grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring the credit quality. Loan requests of amounts greater than the officers’ lending limits are reviewed by senior credit officers, in-house loan committees or the Board of Directors.

The allowance for loan losses is established after input from management, loan review and the Loss Management Committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, the credit risk in the portfolio, economic conditions and trends within each of these factors.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $50 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.

Loan review personnel monitor the grades assigned to loans through periodic examination. The Loss Management Committee monitors loans that are past due or those that have been downgraded due to a decline in the collateral value or cash flow of the debtor and adjusts the loan credit grade accordingly. This information is used to assist management in monitoring credit quality.

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

On a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. In addition, management reviews past due ratios by officer, community bank and Company.

Provision for Loan Losses to Average Loans

2006	2005	2004
.14%	.18%	.15%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $2,408, $2,990 and $1,547 for 2006, 2005 and 2004, respectively. Factors considered in management’s assessment for the periods presented include the internal risk rating of individual credits, the size and diversity of our loan portfolio, historical and current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

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

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2006 were $1,237, or .07% as a percentage of average loans and were positively impacted by recoveries of $875 on two loans previously charged-off by Heritage prior to acquisition by us. Net charge-offs for 2005 were $3,244, or .20% of average loans. The foreclosure in the first quarter of 2005 on the collateral securing one credit relationship resulted in charge-offs of $906, or .06% of average loans, for the year ending December 31, 2005. All amounts charged-off related to this one credit relationship had been fully reserved in the allowance for loan losses. Net charge-offs for 2004 were $3,221, or .32% as a percentage of average loans. As discussed above, in 2004 we sold approximately $10,465 of commercial and commercial real estate loans during the fourth quarter of 2004 and charged-off $1,634. This charge-off represented 45% of the total charge-offs and .16% of average loans for the year.

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2006	2005	2004	2003	2002
Balance at beginning of year	$18,363	$14,403	$13,232	$12,203	$11,354

Addition from acquisition	—	4,214	2,845	—	—

Provision for loan losses	2,408	2,990	1,547	2,713	4,350

Charge-offs
Commercial, financial, agricultural	659	467	1,685	511	1,025
Real estate – construction	222	141	—	—	142
Real estate – 1-4 family mortgage	1,762	2,027	1,083	488	876
Real estate – commercial mortgage	217	419	125	530	1,096
Installment loans to individuals	222	832	724	514	1,028

Total charge-offs	3,082	3,886	3,617	2,043	4,167

Recoveries
Commercial, financial, agricultural	501	71	132	52	81
Real estate – construction	—	32	—	—	51
Real estate – 1-4 family mortgage	249	279	66	68	157
Real estate – commercial mortgage	1,014	35	8	50	69
Installment loans to individuals	81	225	190	189	308

Total recoveries	1,845	642	396	359	666

Net charge-offs	1,237	3,244	3,221	1,684	3,501

Balance at end of year	$19,534	$18,363	$14,403	$13,232	$12,203

Net charge-offs to:
Loans-average	.07%	.20%	.32%	.20%	.42%
Allowance for loan losses	6.33%	17.67%	22.36%	12.73%	28.69%
Allowance for loan losses to:
Loans-year end	1.07%	1.12%	1.26%	1.53%	1.42%
Nonperforming loans	173.05%	291.94%	166.11%	181.09%	338.22%

Nonperforming loans to:
Loans-year end	.62%	.38%	.76%	.85%	.42%
Loans-average	.64%	.39%	.87%	.86%	.43%

The allowance for loan losses as a percentage of loans was 1.07% at December 31, 2006 as compared to 1.12% at December 31, 2005 and 1.26% at December 31, 2004. In 2006, we maintained our credit quality while the loan portfolio grew $180,539 compared to 2005, and this resulted in the reduction of the allowance for loan losses as a percentage of loans from 2005 to 2006. The reduction of the allowance for loan losses as a percentage of loans from 2004 to 2005 was primarily a result of the application of SOP 03-3 to certain loans acquired in connection with the Heritage acquisition. These loans, which had an outstanding balance of $18,739 at the date of acquisition, were reduced to $13,012 which reflects, in management’s opinion, the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition represents their future cash flows. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The Company increased the provision for loan losses by $79 through a charge to the income statement as one of these loans with a carrying value of $191 deteriorated further in 2006. Other than this one loan, management believes that as of December 31, 2006 the credit quality of the loans accounted for under SOP 03-3 has not deteriorated further since the date of acquisition.

Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually past due 90 days, on which interest continues to accrue. Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the Loss Management Committee and our loan review staff closely monitor loans that are considered to be nonperforming. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates or deferral of interest or principal payments. The following table shows the principal amounts of nonperforming and restructured loans at December 31:

(In Thousands)	2006	2005	2004	2003	2002
Nonperforming loans:
Nonaccruing	$7,821	$3,984	$6,443	$4,624	$1,417
Accruing loans past due 90 days or more	3,467	2,306	2,228	2,683	2,191

Total nonperforming loans	11,288	6,290	8,671	7,307	3,608
Restructured loans	768	116	760	384	—

Total nonperforming and restructured loans	$12,056	$6,406	$9,431	$7,691	$3,608

Interest income foregone	$9	$10	$265	$6	—

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table above. As of December 31, 2006, we do not hold any other interest-bearing assets that would be included in the table above if such assets were loans. As shown in the above table, nonperforming loans were $11,288 at December 31, 2006, and increase of $4,998 as compared to the same date in 2005. This increase is primarily attributable to four loans totaling $8,335. Three of these loans were placed on nonaccrual during the year while the other was 90 days past due as of December 31, 2006. Although our nonperforming loans increased by $4,998, two of the four loans identified above did not result in a significant increase to the provision for loan losses given our well-secured collateral position on these loans. Further, management has evaluated these loans and other loans classified as non-performing and believes that all non-performing loans have been adequately reserved for in the allowance for loan losses at December 31, 2006.

At December 31, 2004, approximately 65.42% of the nonaccrual loans balance was attributable to one large credit relationship. The relationship was secured by income producing real estate properties. In the first quarter of 2005, we foreclosed on the collateral securing this relationship. As a result, the nonaccrual balance was reduced $4,215 as we brought to final resolution this one problem credit relationship. During 2005, a large portion of the properties securing this relationship were sold to third-party buyers.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

(In Thousands)	2006	2005	2004	2003	2002
Commercial, financial, agricultural	$4,570	$4,484	$3,437	$3,158	$2,724
Lease financing	19	22	97	89	279
Real estate – construction	982	577	447	411	343
Real estate – 1-4 family mortgage	6,481	6,199	4,638	4,243	3,969
Real estate – commercial mortgage	6,498	6,216	4,854	4,459	3,634
Installment loans to individuals	984	865	930	854	1,055
Unallocated	—	—	—	18	199

Total	$19,534	$18,363	$14,403	$13,232	$12,203

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans at December 31 for each of the years presented:

(In Thousands)	2006	2005	2004	2003	2002
Specific reserves	$4,377	$3,985	$2,786	$2,630	$1,806
Allocated reserves based on loan grades	15,157	14,378	11,617	10,584	10,198
Unallocated	—	—	—	18	199

Total	$19,534	$18,363	$14,403	$13,232	$12,203

Loan Concentrations

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

	2006	2005	2004	2003	2002
Commercial, financial, agricultural	12.96%	13.74%	15.38%	16.25%	16.22%
Lease financing	0.23	0.45	0.95	1.41	1.78
Real estate – construction	13.28	10.30	8.45	5.89	4.32
Real estate – 1-4 family mortgage	34.82	34.41	32.91	33.98	34.08
Real estate – commercial mortgage	34.45	36.28	34.61	32.47	32.32
Installment loans to individuals	4.26	4.82	7.70	10.00	11.28

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

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

We have an Asset/Liability Committee (“ALCO”) which is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset-liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. We monitor the impact of changes in interest rates on our net interest income and economic value of equity (“EVE”) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a more rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. The EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at December 31:

	Percentage Change In:
Change in Interest Rates (In Basis Points)	Net Interest Income (1)		Economic Value of Equity (2)
	2006	2005	2006	2005
+200	4.1%	5.2%	0.1%	4.6%
+100	2.2%	2.7%	0.2%	2.7%
-100	(2.3)%	(5.5)%	(7.2)%	(10.0)%
-200	(10.2)%	(15.3)%	(10.4)%	(15.6)%

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The balance sheet structure as of December 31, 2006 indicates we are asset sensitive. To mitigate our interest rate risk in the current rate environment, we entered into an interest rate swap. The swap has a notional amount of $100,000 whereby we receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designated to convert the variable interest rate on $100,000 of loans to a fixed rate. At December 31, 2006, the rate paid and rate received on the swap were the same. Further, the swap is considered effective as of December 31, 2006.

The above results of the interest rate shock analysis are within the limits set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. Recently, it has been the Federal Reserve Board’s policy to adjust the target federal funds rate over a period of time in 25 basis point increments. As interest rates are adjusted gradually over a period of time, we are able to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.

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

The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan are locked in with the customer for a period of time, typically thirty days. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Other than mortgage loan commitments and the interest rate swap, we have not entered into any other derivative activities.

Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits, which are deposits with balances of less than $100, are a major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. This is evidenced by our increase in core deposits during 2006. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with ALCO targets.

Our security portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow through maturities equal to 16.24% of the carrying value of the total securities portfolio. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Although we did not have any federal funds purchased outstanding at December 31, 2006 or 2005, we did utilize federal funds purchased during the year for short-term liquidity needs. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs. As of December 31, 2006, our outstanding balance with the FHLB was $144,212. The total amount of the remaining credit available to us from the FHLB at December 31, 2006 was $598,549. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At December 31, 2006 and 2005, there were no amounts outstanding under these lines of credits.

At December 31, 2006, our total cost of funds, including noninterest bearing demand deposit accounts, was 3.14%, up from 2.29% at December 31, 2005 and from 1.57% at December 31, 2004. Noninterest bearing demand deposit accounts made up approximately 11.70% of our average total deposits and borrowed funds at that date, comparable to 11.26% at December 31, 2005 and 12.73% at December 31, 2004. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 33.28% of our funds for 2006 and had an average cost of 2.16%. Another significant source of funds was time deposits, making up 44.37% of the total deposits and borrowed funds with an average cost of 4.18% for 2006, compared to 41.31% of the total with an average cost of 3.08% at December 31, 2005 and 39.52% of the total with an average cost of 2.34% at December 31, 2004. FHLB advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 6.79% of our average total deposits and borrowed funds with an average cost of 4.52% in 2006.

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit specials we offer. For example, we have been able to obtain public funds based on our aggressiveness in pricing. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $98,201 at December 31, 2006, compared to $95,863 at December 31, 2005 and $56,025 at December 31, 2004. Cash used in investing activities for the year ended December 31, 2006, was $215,717, compared to $103,086 for the same period of 2005 and $65,409 in 2004. During 2006, the Company used $185,774 to fund loan growth as compared to $135,516 for 2005 and $112,541 in 2004. The Company used $123,794 to purchase investment securities in 2006. We received proceeds of $97,109 from the sale and maturity of our investment portfolio.

Cash provided by financing activities for the year ended December 31, 2006, was $182,747 compared to $93,178 for the same period of 2005. During 2006, the Company generated cash flow of $240,514 through deposit growth. Cash flow from deposits was the primary source to fund the loan growth in 2006. Our ability to grow deposits also allowed us to place less reliance on other borrowed funds as we had a net reduction of $72,575 in long-term borrowings.

The Company acquired Renasant Bancshares on July 1, 2004. The aggregate transaction value, including transaction expenses and the dilutive impact of Renasant Bancshares’ options and warrants assumed by the Company, was approximately $60,290. In accordance with the merger agreement, the Company delivered to Renasant Bancshares shareholders either cash, Company common stock or a combination of cash and Company common stock, in exchange for the shares of Renasant Bancshares common stock owned by a shareholder. The cash portion of the merger consideration was $26,128 and was funded with proceeds from the issuance of Junior Subordinated Debentures under PHC Statutory Trust I and a special dividend from the Bank. The Company issued 1,203,141 shares of its common stock in the transaction, totaling approximately $27,720. These shares were registered under the Securities Act of 1933, as amended.

The Company completed the acquisition of Heritage on January 1, 2005. The aggregate transaction value, including transaction expenses and the dilutive impact of Heritage’s options assumed by the Company, was approximately $75,658. In accordance with the merger agreement, the Company delivered to Heritage shareholders either cash, Company common stock or a combination of cash and Company common stock, in exchange for the shares of

Heritage common stock owned by a shareholder. The cash portion of the merger consideration was $23,055 and was funded with proceeds from the issuance of $31,959 in junior subordinated debentures to PHC Statutory Trust II. The Company issued 2,054,382 shares of its common stock in the transaction, totaling approximately $45,333. These shares were registered under the Securities Act of 1933, as amended.

The Company plans to open a second full-service community bank in Oxford, Mississippi during 2007. The Company expects to incur approximately $1,063 in capital expenditures in connection with this opening.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Loan commitments	$577,439	$401,711	$219,087
Standby letters of credit	23,245	24,491	15,468

As discussed above under the heading “Risk Management – Interest Rate Risk”, we entered into an interest rate swap with a notional amount of $100,000 whereby we will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009.

For more information about the Company’s off-balance sheet transactions, see Note K, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk”, to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations

(In Thousands)

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date.

	Note Reference	Payments Due In:
		One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	D	$1,486	$2,210	$1,530	$5,388	$10,614
Deposits without a stated maturity(1)	F	1,022,469	—	—	—	1,022,469
Time deposits	F	928,408	139,668	18,263	157	1,086,496
Treasury tax and loan account	G	1,653	—	—	—	1,653
Securities sold under agreements to repurchase	G	6,354	—	—	—	6,354
Federal Home Loan Bank advances	H	47,891	58,862	13,197	24,262	144,212
Junior subordinated debentures	H	—	—	—	64,204	64,204
Purchase obligations(2)		1,063	—	—	—	1,063

The Note Reference above refers to the applicable footnote in the notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

(1)	Excludes interest.
(2)

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for capital expenditures expected to be incurred in connection with the opening of a new branch.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $252,704 and $235,440 at December 31, 2006 and 2005, respectively, representing a 7.33% increase. Book value per share was $16.27 and $15.22 at December 31, 2006 and 2005, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income. The adoption of Statement 158 reduced shareholders’ equity by $4,192 at December 31, 2006. See Note M, “Employee Benefit and Deferred Compensation Plans”, in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for more information regarding the effect of this Statement on our shareholders’ equity.

To improve the liquidity and trading volume of the Company’s common stock, the Company issued a three-for-two stock split during the third quarter of 2006. Although certain components of shareholders’ equity were adjusted, the stock split did not result in a change to total shareholders’ equity.

The Company has a share repurchase plan in place. The plan was adopted in September 2002 and authorizes the repurchase of 2,095,031 shares of the Company’s common stock, subject to a monthly purchase limit of $2,000,000. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the Board of Directors. As of December 31, 2006, 264,756 shares remain authorized for repurchase. Shares repurchased are held for reissue in connection with stock compensation plans and for general corporate purposes. Approximately 432,366 shares of stock were purchased during 2005 for a total purchase price of $8,963. The Company did not repurchase any shares during 2006.

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

All of the junior subordinated debentures described in the above paragraph are included in Tier I capital at December 31, 2006. FASB Interpretation No. 46 raised questions about whether the debentures issued by an unconsolidated subsidiary trust will continue to be included in Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to our junior subordinated debentures, that are includable in Tier 1 capital. The new guidance, which becomes effective in March 2009, is not expected to impact the amount of debentures we include in Tier 1 capital.

The Federal Reserve, the FDIC and the OCC have issued guidelines for governing the levels of capital that banks are to maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier I Capital to Average Assets (Leverage)	Tier I Capital to Risked – Weighted Assets	Total Capital to Risked – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank as of December 31, 2006:

	Actual		Minimum Capital Requirement To Be Well Capitalized		Minimum Capital Requirement To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to average assets)
Consolidated	$221,288	8.95%	$123,571	5.00%	$98,857	4.00%
Bank	213,526	8.66%	123,277	5.00%	98,622	4.00%
Tier I Capital (to risk-weighted assets)
Consolidated	$221,288	11.31%	$117,400	6.00%	$78,267	4.00%
Bank	213,526	10.93%	117,218	6.00%	78,145	4.00%
Total Capital (to Risk-weighted assets)
Consolidated	$240,822	12.31%	$195,667	10.00%	$156,534	8.00%
Bank	233,060	11.93%	195,363	10.00%	156,290	8.00%

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to Note L, “Restrictions on Cash, Bank Dividends, Loans or Advances”, in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a detailed discussion of the federal and state restrictions on the Bank’s ability to transfer funds to the Company.

Subsequent Events

On February 5, 2007, we announced the signing of a definitive merger agreement pursuant to which we propose to acquire Capital Bancorp, Inc., a bank holding company headquartered in Nashville, Tennessee, and the parent of

Capital Bank & Trust Company, a Tennessee banking corporation. On March 2, 2007, we entered into an amendment to the merger agreement. For more information regarding this acquisition, please refer to Note U, “Subsequent Events”, in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

SEC Form 10-K

A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JAMES W. GRAY, EXECUTIVE VICE PRESIDENT, RENASANT CORPORATION, P. O. BOX 709, TUPELO, MS 38802-0709.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the discussion found under the captions “Risk Management” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for the disclosures required pursuant to this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All schedules have been omitted because they are not required or are not applicable.

RENASANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Report on Management’s Assessment of

Internal Control over Financial Reporting

Renasant Corporation (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of the Company, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an assessment of the Company’s system of internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Horne LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this annual report.

E. Robinson McGraw	Stuart R. Johnson
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 5, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of Renasant Corporation and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. We also have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Renasant Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

To the Board of Directors and Shareholders

Renasant Corporation

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations, changes in shareholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by COSO.

Jackson, Mississippi
March 5, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Renasant Corporation (formerly The Peoples Holding Company)

Tupelo, Mississippi

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and cash flows of Renasant Corporation and subsidiaries (formerly The Peoples Holding Company) (Company) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s consolidated results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama
March 3, 2005

Renasant Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2006	2005
Assets
Cash and due from banks	$76,268	$69,335
Interest-bearing balances with banks	21,933	26,528

Cash and cash equivalents	98,201	95,863

Securities available for sale	428,065	399,034

Mortgage loans held for sale	38,672	33,496

Loans, net of unearned income	1,826,762	1,646,223
Allowance for loan losses	(19,534)	(18,363)

Net loans	1,807,228	1,627,860

Premises and equipment, net	41,350	42,162
Intangible assets, net	98,296	100,832
Other assets	99,544	98,455

Total assets	$2,611,356	$2,397,702

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$271,237	$250,270
Interest-bearing	1,837,728	1,618,181

Total deposits	2,108,965	1,868,451

Federal Home Loan Bank advances	144,212	191,481
Junior subordinated debentures	64,204	64,365
Other borrowed funds	8,007	10,659
Other liabilities	33,264	27,306

Total liabilities	2,358,652	2,162,262

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5 par value – 75,000,000 shares authorized, 17,233,559 shares issued; 15,536,475 and 15,466,204 shares outstanding as of December 31, 2006 and 2005, respectively	86,168	86,168
Treasury stock, at cost	(25,719)	(26,988)
Additional paid-in capital	83,844	83,036
Retained earnings	114,254	96,903
Accumulated other comprehensive loss	(5,843)	(3,679)

Total shareholders’ equity	252,704	235,440

Total liabilities and shareholders’ equity	$2,611,356	$2,397,702

See notes to consolidated financial statements.

Renasant Corporation

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year Ended December 31,
	2006	2005	2004
Interest income
Loans	$132,701	$109,940	$60,411
Securities:
Taxable	16,092	13,054	11,910
Tax-exempt	3,711	4,482	4,468
Other	1,789	913	235

Total interest income	154,293	128,389	77,024

Interest expense
Deposits	57,467	35,228	17,382
Borrowings	12,763	12,735	4,414

Total interest expense	70,230	47,963	21,796

Net interest income	84,063	80,426	55,228
Provision for loan losses	2,408	2,990	1,547

Net interest income after provision for loan losses	81,655	77,436	53,681

Noninterest income
Service charges on deposit accounts	18,446	16,776	15,355
Fees and commissions	13,854	11,188	7,416
Insurance commissions	3,533	3,573	3,590
Trust revenue	2,515	2,493	2,147
Securities gains (losses)	25	70	(1,021)
BOLI income	1,578	1,574	1,176
Gains on sales of mortgage loans	3,497	2,805	583
Other	2,495	1,737	3,041

Total noninterest income	45,943	40,216	32,287

Noninterest expense
Salaries and employee benefits	49,760	46,113	33,406
Data processing	4,281	4,028	4,483
Net occupancy	7,156	6,053	3,845
Equipment	3,879	3,779	3,949
Professional fees	2,478	2,268	1,539
Advertising	3,560	3,705	1,999
Intangible amortization	1,639	2,258	1,015
Other	16,253	15,736	10,473

Total noninterest expense	89,006	83,940	60,709

Income before income taxes	38,592	33,712	25,259
Income taxes	11,467	9,503	6,816

Net income	$27,125	$24,209	$18,443

Basic earnings per share	$1.75	$1.56	$1.43

Diluted earnings per share	$1.71	$1.54	$1.42

See notes to consolidated financial statements

Renasant Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2004	12,323,727	$75,309	$(22,570)	$11,537	$70,342	$3,007	$137,625

Comprehensive income:
Net income					18,443		18,443
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($1,341))						(2,165)	(2,165)
Less reclassification adjustment for gains realized in net income (net of tax of ($28))						(44)	(44)

Comprehensive income					18,443	(2,209)	16,234
Cash dividends ($0.547 per share)					(7,065)		(7,065)
Shares issued in Renasant Bancshares acquisition	1,203,141	4,011		23,709			27,720
Valuation of Renasant options and warrants				5,773			5,773
Exercise of stock based compensation	142,964		2,372	(2,705)			(333)
Stock option compensation				511			511
Treasury stock purchased	(67,398)		(1,423)				(1,423)

Balance at December 31, 2004	13,602,434	$79,320	$(21,621)	$38,825	$81,720	$798	$179,042

Comprehensive income:
Net income					24,209		24,209
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($2,747))						(4,434)	(4,434)
Less reclassification adjustment for gains realized in net income (net of tax of ($28))						(43)	(43)

Comprehensive income					24,209	(4,477)	19,732
Cash dividends ($0.580 per share)					(9,026)		(9,026)
Shares issued in Heritage acquisition	2,054,382	6,848		38,485			45,333
Valuation of Heritage options				6,081			6,081
Exercise of stock based compensation	241,754		3,596	(1,035)			2,561
Stock option compensation				680			680
Treasury stock purchased	(432,366)		(8,963)				(8,963)

Balance at December 31, 2005	15,466,204	$86,168	$(26,988)	$83,036	$96,903	$(3,679)	$235,440

Comprehensive income:
Net income					27,125		27,125
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of tax of $1,098)						1,771	1,771
Less reclassification adjustment for gains realized in net income (net of tax of ($11))						(15)	(15)
Unrealized gain on interest rate swap (net of tax of $168)						272	272

Comprehensive income					27,125	2,028	29,153
Cumulative effect of change in accounting for defined benefit pension and post-retirement benefit plans (net of tax of ($2,597))						(4,192)	(4,192)
Cash dividends ($0.627 per share)					(9,774)		(9,774)
Exercise of stock based compensation	70,271		1,269	84			1,353
Stock option compensation				724			724

Balance at December 31, 2006	15,536,475	$86,168	$(25,719)	$83,844	$114,254	$(5,843)	$252,704

See notes to consolidated financial statements

Renasant Corporation

Consolidated Statement of Cash Flows

(In Thousands, Except Share Data)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$27,125	$24,209	$18,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,408	2,990	1,547
Depreciation, amortization and accretion	6,230	8,104	6,338
Deferred income taxes	(634)	1,804	1,646
Funding of loans held for sale	(468,749)	(434,193)	(45,331)
Proceeds from sales of mortgage loans	467,069	436,999	45,914
Gains on sales of mortgage loans	(3,497)	(2,805)	(583)
Gain on sales of securities	(25)	(70)	(72)
Impairment on securities available for sale	—	—	1,093
Gain on sale of merchant business	—	—	(1,000)
(Gains) losses on sales of premises and equipment	17	(220)	290
Stock-based compensation	1,471	680	511
Decrease (increase) in other assets	(1,437)	5,736	(2,465)
Increase (decrease) in other liabilities	5,330	6,512	(2,240)

Net cash provided by operating activities	35,308	49,746	24,091

Investing activities
Purchases of securities available for sale	(123,794)	(46,363)	(113,217)
Proceeds from sales of securities available for sale	35,660	39,046	66,526
Proceeds from call/maturities of securities available for sale	61,449	65,305	112,068
Proceeds from sale of merchant business	—	—	1,000
Proceeds from sale of loans	—	—	8,922
Net increase in loans	(185,774)	(135,516)	(112,541)
Proceeds from sales of premises and equipment	66	1,748	169
Purchases of premises and equipment	(3,324)	(7,978)	(4,662)
Net cash paid in business combination	—	(19,328)	(23,674)

Net cash used in investing activities	(215,717)	(103,086)	(65,409)

Financing activities
Net increase in noninterest-bearing deposits	20,967	23,656	25,058
Net increase (decrease) in interest-bearing deposits	219,547	145,155	(25,937)
Net (decrease) increase in short-term borrowings	23,348	(103,194)	42,214
Proceeds from Federal Home Loan Bank advances	20,000	166,122	26,155
Repayment of Federal Home Loan Bank advances	(92,575)	(121,194)	(18,153)
Purchase of treasury stock	—	(8,963)	(1,423)
Cash paid for dividends	(9,774)	(10,923)	(5,168)
Cash received on exercise of stock-based compensation	1,234	2,519	1,118

Net cash provided by financing activities	182,747	93,178	43,864

Net increase in cash and cash equivalents	2,338	39,838	2,546
Cash and cash equivalents at beginning of year	95,863	56,025	53,479

Cash and cash equivalents at end of year	$98,201	$95,863	$56,025

Supplemental disclosures
Cash paid for interest	$65,198	$43,429	$21,744
Cash paid for income taxes	11,968	6,355	6,748
Noncash transactions:
Transfers of loans to other real estate	3,998	6,653	1,081
Common stock issued and fair value of stock options assumed in business combinations	—	51,414	33,493

See notes to consolidated financial statements

Note A – Significant Accounting Policies

(In Thousands Except Per Share Data)

Nature of Operations: Renasant Corporation (formerly known as The Peoples Holding Company and referred to herein as the “Company”), a Mississippi corporation, owns and operates Renasant Bank (formerly known as The Peoples Bank & Trust Company), a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc. (formerly known as The Peoples Insurance Agency, Inc.), a Mississippi corporation and a wholly-owned subsidiary of Renasant Bank with operations in Mississippi. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its full service offices located throughout north and north central Mississippi, southwest and central Tennessee and north Alabama.

On July 24, 2006, the Company announced a three-for-two stock split in the form of a stock dividend payable on August 28, 2006 to shareholders of record as of August 11, 2006. As a result of the stock split, the Company issued 5,744,010 shares of its common stock. Share and per share amounts for prior periods included herein have been restated to reflect the three-for-two stock split.

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

Consolidation: Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. The Company’s consolidated financial statements include accounts of Renasant Bank, a wholly-owned subsidiary of the Company, and Renasant Insurance, Inc., a wholly-owned subsidiary of Renasant Bank. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”) issued by the Financial Accounting Standards Board (“FASB”), indicates when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that

Note A – Significant Accounting Policies (continued)

do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company is not the primary beneficiary of any such entity.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Dividend income is also included in interest income from securities. Realized gains and losses, as well as declines in value judged to be other than temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Management periodically reviews the security portfolio for impairment based upon a number of factors, including but not limited to, length of time and extent to which the fair value has been less than cost, the likelihood of the security’s ability to recover any decline in its fair value, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations and ability to retain the security for a period of time sufficient to allow for recovery in fair value. Impairments on securities are recognized when management, based on its analysis, deems the impairment to be other-than-temporary. Disclosures about unrealized losses in our securities portfolio that have not been recognized as other-than-temporary impairments are provided in Note B, “Securities”.

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

Loans and the Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Renasant Bank defers certain nonrefundable loan origination fees as well as the direct costs of originating or acquiring loans.

Note A – Significant Accounting Policies (continued)

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

Certain loans acquired in the Heritage acquisition are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment.

The allowance for loan losses is established as losses are estimated to be probable through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Before funds are advanced on all consumer and certain commercial loans above certain dollar thresholds, loans are reviewed and scored by our underwriters. Lending personnel classify all loans into risk grades, which are assigned based on the scoring of the loans that are funded. These grades are continuously updated and used in the calculation of the adequacy of the allowance for loan losses. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loan review personnel monitor the grades assigned to loans through periodic examination. Allowance factors established by management are multiplied by loan balances for each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on the Company’s historical loss experience, adjusted for trends and expectations about losses inherent in the Company’s existing portfolios. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans above a minimum dollar amount threshold by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment.

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

Note A – Significant Accounting Policies (continued)

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment and premises. The annual provisions for depreciation and amortization have been computed primarily using estimated lives of forty years for premises, seven years for furniture and equipment and three to five years for computer equipment. Leasehold improvements are amortized over the period of the leases or the estimated useful lives of the improvements, whichever is shorter.

Other Real Estate: Other real estate of $4,579 and $4,299 at December 31, 2006 and 2005, respectively, is included in other assets and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other” in the Noninterest expense section on the statements of income.

Goodwill and Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2006, 2005 or 2004. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives.

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by Renasant Bank on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. Changes in the value of the cash surrender value of the policies are reflected under the caption “BOLI income” on the statements of income.

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

Derivative Instruments and Hedging Activities: The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan may be locked into for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Mortgage loan commitments are derivatives; however, they do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“Statement 133”). Accordingly,

Note A – Significant Accounting Policies (continued)

the mortgage loan commitments are recorded at fair value, and changes are recorded in earnings. The fair value of the mortgage loan commitments are based on readily available fair values, obtained in the open market from mortgage investors. These fair values reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company. Gains and losses arising from the valuation of the mortgage loan commitments are reflected under the caption “Gains on sales of mortgage loans” on the statements of income.

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At December 31, 2006, the swap had a fair value of $455 which has been recorded in “Other Assets”. The Company accounts for the swap in accordance with Statement 133.

Treasury Stock: The Company has an active repurchase plan for the acquisition of its common stock. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Stock-Based Compensation: In 2002, the Company adopted the fair value method of recording stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Beginning in January, 2006, the Company applied the revised procedures set forth in FASB’s revision to Statement 123, “Share-Based Payment” (“Statement 123R”). The adoption of Statement 123R did not materially impact the Company. Compensation expense for option awards is determined based on the estimated fair value of the award at the date of grant. Further, compensation expense is based on an estimate of the number of awards expected to vest and is recognized over the award’s vesting period. The Company did not estimate any forfeitures for 2006, due to the low historical forfeiture rate. Expense associated with the Company’s stock based compensation is included under the caption “Salaries and employee benefits” on the statements of income. See Note M, “Employee Benefit and Deferred Compensation Plans”, for further details regarding the Company’s stock-based compensation.

Earnings Per Common Share: Earnings per common share are obtained by dividing net income available to common shareholders by weighted-average outstanding shares of common stock. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share takes into consideration the dilutive effect of outstanding unexercised stock option awards and warrants assuming the awards were exercised into common shares based on the treasury stock method using the average market price. If the option exercise price exceeded the fair value of the stock, the effect would be an anti-dilutive effect on EPS and, consequently, those shares would not have been included in the stock awards adjustment. See Note S, “Net Income Per Common Share”, for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Prior period share and per share data have been restated to reflect a three-for-two stock split effected in the form of a share dividend on August 28, 2006.

Sale of Merchant Card Servicing Business: On June 1, 2004, we sold our interest in and rights to future revenue on credit card merchant agreements involving point-of-sale based credit card, debit card and other card-based transaction processing services, electronic payment and settlement services to Nova Information Systems, Inc. (“Nova”). The sale involved approximately 1,000 credit card merchant processing accounts along with an insignificant amount of hardware, consisting of approximately 150 credit card terminals and printers. In connection with the sale, Nova assumed financial liability for merchant transactions from the date of the sale. We no longer receive merchant discount revenue; instead, we receive referral fees from Nova. Revenue from merchant card servicing and referral fees was $9, $8 and $672 for the years ended December 31, 2006, 2005 and 2004, respectively. In connection with the sale of the merchant card servicing business, we recognized a $1,000 gain in 2004. This gain and revenue from merchant card servicing is included under the caption “Other” in the noninterest income section on the statements of income.

Note A – Significant Accounting Policies (continued)

Impact of Recently-Issued Accounting Standards: In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on financial condition, results of operations or liquidity.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007 and does not expect the adoption of this standard to have a significant impact on shareholders’ equity or results of operations. This assessment is preliminary and may change as management finalizes its analysis.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132R” (“Statement 158”). Statement 158 requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the end of the fiscal year ending after December 15, 2006. The Company sponsors a fully-funded defined benefit pension plan and an unfunded post-retirement health and life plan. Information relating to the defined benefit pension and post-retirement health and life plans and the effects of applying Statement 158 is provided in Note M, “Employee Benefit and Deferred Compensation Plans”. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations at year end. As such, this requirement will have no impact on the Company’s financial condition or results of operation.

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Obligations of other U.S. Government agencies and corporations	$92,479	$103	$(1,632)	$90,950
Mortgage-backed securities	206,217	456	(2,711)	203,962
Obligations of states and political subdivisions	110,280	1,133	(499)	110,914
Trust preferred securities	4,949	37	—	4,986
Other equity securities	17,253	—	—	17,253

	$431,178	$1,729	$(4,842)	$428,065

December 31, 2005
Obligations of other U.S. Government agencies and corporations	$89,489	$—	$(2,290)	$87,199
Mortgage-backed securities	176,498	472	(3,872)	173,098
Obligations of states and political subdivisions	106,766	1,110	(1,533)	106,343
Trust preferred securities	12,464	54	—	12,518
Other equity securities	19,775	101	—	19,876

	$404,992	$1,737	$(7,695)	$399,034

December 31, 2004
Obligations of other U.S. Government agencies and corporations	$75,139	$67	$(459)	$74,747
Mortgage-backed securities	173,077	1,304	(2,518)	171,863
Obligations of states and political subdivisions	101,399	3,119	(408)	104,110
Corporate bonds	503	—	—	503
Trust preferred securities	3,027	189	—	3,216
Other equity securities	17,142	—	—	17,142

	$370,287	$4,679	$(3,385)	$371,581

Gross gains on sales of securities available for sale for 2006, 2005 and 2004, were $382, $138 and $462, respectively. Gross losses on sales of securities available for sale for 2006, 2005 and 2004, were $357, $68 and $390, respectively. At December 31, 2006 and 2005, securities with a carrying value of approximately $292,362 and $233,470, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $18,376 and $18,248 were pledged as collateral for short-term borrowings at December 31, 2006 and 2005, respectively.

The Company held Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock in its securities portfolio. These securities paid a dividend based on treasury rates and reset every two years. During the fourth quarter of 2004, the Company concluded that the decline in the fair value of these securities was other-than-temporary as a result of the issuance of new securities by FNMA and FHLMC as part of a settlement reached with federal regulatory agencies. The newly-issued securities had terms more favorable than the terms of the securities the Company held. The Company recorded an $1,093 non-cash impairment charge during the fourth quarter of 2004 on these securities. The impairment is reflected under the caption “Securities gains (losses)” on the statements of income. During 2005, the Company sold its FHLMC preferred stock and recorded a gain of $17 on the sale. During 2006, the Company sold its FNMA preferred stock and recorded a gain of $281 on the sale.

Note B – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006
Obligations of other U.S. Government agencies and corporations	$21,155	$(129)	$62,979	$(1,503)	$84,134	$(1,632)
Mortgage-backed securities	51,460	(269)	100,620	(2,442)	152,080	(2,711)
Obligations of states and political subdivisions	3,288	(25)	30,022	(474)	33,310	(499)

Total	$75,903	$(423)	$193,621	$(4,419)	$269,524	$(4,842)

December 31, 2005
Obligations of other U.S. Government agencies and corporations	$50,134	$(1,151)	$37,065	$(1,139)	$87,199	$(2,290)
Mortgage-backed securities	76,670	(1,452)	73,681	(2,420)	150,351	(3,872)
Obligations of states and political subdivisions	22,875	(910)	17,875	(623)	40,750	(1,533)

Total	$149,679	$(3,513)	$128,621	$(4,182)	$278,300	$(7,695)

Management does not believe unrealized losses in our securities portfolio, individually or in the aggregate, as of December 31, 2006 and 2005, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has both the intent and ability to hold the securities contained in the table above for the time necessary to recover the unrealized loss or until maturity.

The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available for Sale
Due in one year or less	$25,261	$25,061
Due after one year through five years	69,535	69,043
Due after five years through ten years	90,265	89,921
Due after ten years	22,647	22,825
Mortgage-backed securities	206,217	203,962
Other equity securities	17,253	17,253

	$431,178	$428,065

Note C – Loans and Allowance for Loan Losses

(In Thousands)

Loans are summarized as follows:

	December 31,
	2006	2005
Commercial, financial and agricultural	$236,741	$226,203
Lease financing	4,536	8,018
Real estate – construction	242,669	169,543
Real estate – 1-4 family mortgage	636,060	566,455
Real estate – commercial mortgage	629,354	597,273
Consumer	77,704	79,281

Gross loans	1,827,064	1,646,773
Unearned income	(302)	(550)

Loans, net of unearned income	1,826,762	1,646,223
Allowance for loan losses	(19,534)	(18,363)

Net loans	$1,807,228	$1,627,860

The Company adopted and applied the provisions of SOP 03-3 on certain loans acquired in connection with the acquisition of Heritage. At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” is as follows:

	December 31,
	2006	2005
Commercial	$6,228	$9,057
Consumer	59	119
Mortgage	460	720

Total outstanding balance	$6,747	$9,896

Total carrying amount	$5,170	$7,264

Changes in the accretable yield of these loans are as follows:

	Year ended December 31,
	2006	2005
Balance at January 1	$182	$—
Additions	—	20
Reclassifications from nonaccretable difference	756	2,049
Accretion	(917)	(1,887)

Balance at December 31	$21	$182

During 2006, the Company increased the allowance for loan losses by $79 through a charge to the provision for loan losses because of the deterioration of one loan with a carrying value of $191 accounted for in accordance with SOP 03-3. The Company did not increase the allowance for loan losses through a charge to the provision for loan losses on these loans during 2005.

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

Note C – Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$18,363	$14,403	$13,232
Addition from acquisitions	—	4,214	2,845
Provision for loan losses	2,408	2,990	1,547
Loans charged-off	(3,082)	(3,886)	(3,617)
Recoveries of loans previously charged-off	1,845	642	396

Balance at end of year	$19,534	$18,363	$14,403

At December 31, 2006 and 2005, nonaccrual loans totaled $7,821 and $3,984, respectively. Impaired loans recognized in conformity with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, were as follows:

		December 31,
		2006	2005
Impaired loans with an allocated allowance for loan losses		$8,565	$3,920
Impaired loans without an allocated allowance for loan losses		24	781

Total impaired loans		$8,589	$4,701

Allocated allowance on impaired loans		$2,912	$1,459

	Year ended December 31,
	2006	2005	2004
Average recorded investment in impaired loans	$6,645	$6,856	$8,643
Interest income recognized using the accrual basis of income recognition	$247	$346	$276
Interest income recognized using the cash-basis of income recognition	$424	$221	$90

Certain executive officers and directors of Renasant Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $12,976 and $17,225 at December 31, 2006 and 2005, respectively. During 2006, $2,170 of new loans were made to related parties and payments received totaled $646. The loan balance to related parties decreased $5,773 as a result of changes in related parties during the year.

Note D – Premises and Equipment

(In Thousands)

Bank premises and equipment accounts are summarized as follows:

	December 31,
	2006	2005
Premises	$44,567	$44,309
Leasehold improvements	3,329	2,484
Furniture and equipment	15,738	14,746
Computer equipment	7,883	7,185
Autos	349	289

Total	$71,866	$69,013
Accumulated depreciation	(30,516)	(26,851)

Net	$41,350	$42,162

Note D – Premises and Equipment (continued)

Depreciation expense was $4,052, $3,629 and $2,806 at December 31, 2006, 2005 and 2004, respectively. The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $1,531 for 2006, $1,351 for 2005 and $201 for 2004. The following is a summary of future minimum lease payments for years following December 31, 2006:

2007	$1,486
2008	1,202
2009	1,008
2010	785
2011	745
2012 and thereafter	5,388

Total	$10,614

Note E – Goodwill and Other Intangible Assets

(In Thousands)

The following table provides a summary of goodwill and other intangible assets:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$9,611	$(3,392)	$9,611	$(2,063)
Other intangible assets	1,414	(698)	1,414	(388)

Total intangible assets	$11,025	$(4,090)	$11,025	$(2,451)

Goodwill	$93,503	$(2,142)	$94,400	$(2,142)

Aggregate amortization expense for the years ended December 31, 2006, 2005 and 2004 were $1,639, $2,258 and $1,015, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2007	$1,548
2008	1,473
2009	1,272
2010	1,145
2011 and thereafter	1,497

The changes in the carrying amount of intangible assets during 2006 and 2005 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of December 31, 2004	$44,816	$4,507	$1,101
Intangible assets acquired	47,803	4,590	634
Amortization expense	—	(1,549)	(709)
Adjustment to previously recorded goodwill	(361)	—	—

Balance as of December 31, 2005	$92,258	$7,548	$1,026
Amortization expense	—	(1,329)	(310)
Adjustment to previously recorded goodwill	(897)	—	—

Balance as of December 31, 2006	$91,361	$6,219	$716

The adjustment to previously recorded goodwill in 2006 reflects tax benefits associated with the exercise of stock options assumed in connection with the acquisitions of Heritage and Renasant Bancshares.

Note F – Deposits

(In Thousands)

Following is a summary of deposits as of December 31, 2006 and 2005:

	2006	2005
Non-interest bearing	$271,237	$250,270
Interest bearing checking	100,806	66,632
Money market and savings	650,426	622,831
Time deposits	1,086,496	928,718

Total	$2,108,965	$1,868,451

At December 31, 2006, the approximate scheduled maturities of time deposits are as follows:

2007	$928,408
2008	111,633
2009	28,035
2010	10,446
2011	7,817
2012 and thereafter	157

Total	$1,086,496

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2006 and 2005 was $496,004 and $385,850, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $11,790 at December 31, 2006.

Note G – Other Borrowed Funds

(In Thousands)

Other borrowed funds at December 31 are summarized as follows:

	2006	2005
Federal funds purchased	$—	$—
Treasury, tax and loan notes	1,653	3,805
Securities sold under repurchase agreements	6,354	6,854

Total other borrowed funds	$8,007	$10,659

The average balances and cost of funds for the years ending December 31, 2006, 2005 and 2004 are summarized as follows:

	Average Balances			Cost of Funds
	2006	2005	2004	2006	2005	2004
Federal funds purchased	$15,199	$18,096	$20,459	5.52%	3.22%	1.83%
Treasury, tax and loan notes	1,883	1,584	1,427	4.52	3.07	1.10
Securities sold under repurchase agreements	4,751	5,603	3,027	2.34	1.46	1.00

Total other borrowings	$21,833	$25,283	$24,913	4.74%	2.82%	1.69%

The Company maintains lines of credit with correspondent banks totaling $35,000 at December 31, 2006. These are unsecured lines of credit maturing at various times within the next twelve months. Interest is charged at the market federal funds rate on all advances. In addition, the Company maintains a treasury tax and loan account with the Federal Reserve. The balance is collateralized by assets of Renasant Bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve’s need for funds.

Note H – Long-Term Debt

(In Thousands)

Long-term debt at December 31 is summarized as follows:

	2006	2005
Federal Home Loan Bank advances	$144,212	$191,481
Junior subordinated debentures	64,204	64,365

Total long-term debt	$208,416	$255,846

Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities ranging from 2007 to 2025 with weighted-average interest rates of 4.99% and 4.25% at December 31, 2006 and 2005, respectively. These advances had a combination of fixed and floating rates which range from 2.67% to 7.93% at December 31, 2006. The Company had availability on unused lines of credit with the FHLB of $598,549 at December 31, 2006. These advances are collateralized by a pledge of a blanket lien on the Company’s mortgage loans.

The aggregate stated maturities, in thousands, of long-term debt outstanding at December 31, 2006, are summarized as follows:

2007	$48,052
2008	52,782
2009	6,402
2010	5,074
2011	8,446
Thereafter	87,660

Total	$208,416

Note I – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

(In Thousands)

The Company owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trust used the proceeds from the issuance of their preferred capital securities and common stock (collectively referred to as “capital securities’) to buy floating rate debentures issued by the Company (except that Heritage Financial Statutory Trust II purchased debentures issued by Heritage, and the Company assumed these debentures). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. The following table provides details on the debentures as December 31, 2006:

	Principal Amount	Interest Rate	Year of Maturity
PHC Statutory Trust I	$20,619	8.21%	2033
PHC Statutory Trust II	31,959	7.23	2035
Heritage Financial Statutory Trust I	10,310	10.20	2031

PHC Statutory Trust I and PHC Statutory Trust II have floating interest rates which reprice quarterly equal to the three-month LIBOR plus 285 basis points and three-month LIBOR plus 187 basis points, respectively. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum.

The Company has certain rights to redeem its debentures, at par, in whole or in part on or after December 17, 2007 for debentures owned by PHC Statutory Trust I and March 15, 2010 for debentures owned by PHC Statutory Trust II. The debentures owned by Heritage Financial Statutory Trust I may be redeemed in whole or in part at a premium on or after February 22, 2011 through February 21, 2021. On or after February 22, 2021, the debentures owned by

Note I – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts (continued)

Heritage Financial Statutory Trust I may be redeemed at par. The Company has classified all of the debentures described in the above paragraph as Tier I capital. FIN 46R raised questions about whether the debentures issued by an unconsolidated subsidiary trust could continue to be included in Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued by the Company, that are includable in Tier 1 capital. The new guidance, which becomes effective in March 2009, is not expected to impact the amount of debentures the Company includes in Tier 1 capital.

Note J – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2006, were approximately $577,439 and $23,245, respectively, compared to December 31, 2005, which were approximately $401,711 and $24,491, respectively.

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

Note K – Income Taxes

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

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

Note K – Income Taxes (continued)

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$8,075	$8,013
Deferred compensation	4,829	3,952
Net unrealized losses on securities available for sale	1,191	2,279
Net operating loss carryforward	3,441	4,341
Pension	61	—
Other	1,441	2,001

Total deferred tax assets	19,038	20,586

Deferred tax liabilities:
Pension	—	1,571
Depreciation	735	883
Core deposit intangible	2,379	2,887
Other	2,339	2,366

Total deferred tax liabilities	5,453	7,707

Net deferred tax assets	$13,585	$12,879

Significant components of the provision for income taxes (benefits) are as follows:

	Year ended December 31,
	2006	2005	2004
Current
Federal	$11,197	$10,639	$7,995
State	904	668	467

	12,101	11,307	8,462

Deferred
Federal	(682)	(1,778)	(1,431)
State	48	(26)	(215)

	(634)	(1,804)	(1,646)

	$11,467	$9,503	$6,816

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

	Year ended December 31,
	2006	2005	2004
Tax at U.S. statutory rate	$13,507	$11,799	$8,841
Tax-exempt interest income	(1,631)	(1,665)	(1,680)
Income from Bank Owned Life Insurance	(649)	(633)	(518)
State income tax, net of federal benefit	658	417	164
Other items-net	(418)	(415)	9

	$11,467	$9,503	$6,816

Income tax (benefit) expense related to securities gains or losses was $11, $28 and $(391) for the years ended December 31, 2006, 2005 and 2004, respectively. The net operating loss carryforward arose through the operations of Heritage prior to the acquisition. The Company believes the net operating loss carryforward will be fully utilized by 2010.

Note L - Restrictions on Cash, Bank Dividends, Loans or Advances

(In Thousands)

Renasant Bank is required to maintain average balances with the Federal Reserve. The average amount of those balances for the years ended December 31, 2006 and 2005 was approximately $12,775 and $11,121, respectively.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from Renasant Bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At December 31, 2006, the unrestricted surplus for Renasant Bank was approximately $296,328.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2006, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $23,306. There were no loans outstanding from Renasant Bank to the Company at December 31, 2006.

Note M - Employee Benefit and Deferred Compensation Plans

(In Thousands Except Share Data)

The Company sponsored a defined benefit noncontributory pension plan which was curtailed as of December 31, 1996. Accordingly, participant accruals were frozen as of that date. The Company’s funding policy is to contribute annually an amount that is at least equal to the minimum amount determined by consulting actuaries in accordance with the Employee Retirement Income Security Act of 1974, as amended. The Company did not make a contribution to the pension plan for 2006. The Company contributed $1,500 for 2005. The accumulated benefit obligation and the projected benefit obligation are the same for the Company since the benefits are frozen at 1996 levels.

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

The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation nor the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2006 and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the post-retirement health and life plans. There is no additional minimum pension liability required to be recognized. Information relating to the defined benefit pension and post-retirement health and life plans as of December 31, 2006 and 2005 are as follows:

	Pension Benefits
	2006	2005
Asset allocation
Cash and cash equivalents	3%	11%
U.S. government bonds	27	20
Other corporate bonds	11	13
Common corporate stocks	59	56

	100%	100%

Note M - Employee Benefit and Deferred Compensation Plans (continued)

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$17,347	$16,543	$1,280	$1,208
Service cost	—	—	43	47
Interest cost	976	974	69	72
Plan participants’ contributions	—	—	73	70
Actuarial (gain)/loss	(430)	569	51	183
Curtailments	—	—	—	(75)
Benefits paid	(816)	(739)	(307)	(225)

Benefit obligation at end of year	$17,077	$17,347	$1,209	$1,280

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$17,608	$16,692
Actual return on plan assets	1,456	155
Contribution by employer	—	1,500
Benefits paid	(816)	(739)

Fair value of plan assets at end of year	$18,248	$17,608

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Weighted-average assumptions as of December 31
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

The plan expense for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2006, 2005 and 2004 are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$43	$47	$66
Interest cost	976	974	962	69	72	69
Expected return on plan assets	(1,374)	(1,302)	(1,247)	—	—	—
Prior service cost recognized	30	30	30	3	3	5
Recognized actuarial loss	475	394	377	66	68	37
Recognized curtailment loss	—	—	—	—	3	—

Net periodic benefit cost	$107	$96	$122	$181	$193	$177

Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2007	$838	$158
2008	904	146
2009	939	148
2010	973	136
2011	1,020	118
Thereafter	6,161	561

Note M - Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, 2006 is as follows:

	Pension Benefits	Other Benefits
Prior service cost	$(49)	$—
Actuarial loss	(3,666)	(477)

Total	$(3,715)	$(477)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$30	$—
Actuarial loss	374	66

Total	$404	$66

The incremental effect of applying Statement 158 on individual line items in the consolidated balance sheet as of December 31, 2006 is as follows:

	Before application of Statement No. 158	Reclassifications	After application of Statement No. 158
Other assets	$103,299	$(3,755)	$99,544
Total assets	2,615,111	(3,755)	2,611,356
Other liabilities	32,827	437	33,264
Total liabilities	2,358,215	437	2,358,652
Accumulated other comprehensive loss	(1,651)	(4,192)	(5,843)

Total stockholders’ equity	$256,896	$(4,192)	$252,704

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

The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns. The Company does not anticipate making a contribution to the defined benefit pension plan in 2007.

The Company previously maintained two defined contribution plans: a money purchase pension plan and a 401(k) plan. On December 31, 2004, the money purchase plan was merged into the Company’s 401(k) Plan. The money purchase pension plan was a noncontributory pension plan. Under the money purchase plan, the Company contributed 5% of compensation for each participant annually into this plan. Expenses related to the money purchase pension plan were $1,782, $1,630 and $1,206 in 2006, 2005 and 2004, respectively. The 401(k) plan is a contributory plan. Employees may contribute up to the IRS allowable limit of pre-tax earnings into this plan. In addition, the Company provides for a matching contribution up to 4% of compensation for each employee who has attained age 21, completed six months of service and is employed on the last day of the plan year. The Company’s costs related to the 401(k) plan in 2006, 2005 and 2004 were $1,114, $1,071 and $749, respectively.

Note M - Employee Benefit and Deferred Compensation Plans (continued)

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

The Company adopted the “Performance Based Reward” incentive compensation plan on January 1, 2001. Incentive benefits are paid to eligible officers and employees after the end of each calendar year and are determined based on established criteria relating to profitability. Management sets minimum income levels for all applicable profit centers and rewards employees on performance over that minimum income level. The expense associated with the plan for 2006, 2005 and 2004 was $2,325, $1,340 and $1,191, respectively.

The Company maintains deferred compensation plans available to eligible directors and officers of the Company. Directors may defer up to 100% of their fees and retainers. Employees may defer up to 10% of their salaries. Opportunities to increase deferrals, or for new participants to enter these plans, are offered annually. The interest amount accrued on deferrals is tied to Moody’s Average Corporate Bond Rate for October of the previous year. On December 29, 2006, the Company adopted new deferred compensation plans. Under the new plans, officers and directors may elect from a number of investment alternatives which include, among others, the Moody’s Average Corporate Bond Rate. These plans succeed and replace the existing deferred compensation plans for officers and directors of the Company and the Bank and became effective January 1, 2007.

The Company’s deferred compensation plans are unfunded, and it is anticipated that they will result in no additional cost to the Company over the term of these plans because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay benefits under the plans. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2006, 2005 and 2004 for the Employee Deferred Compensation Plan, inclusive of the salary deferrals, was $589, $568 and $583, respectively. The expense recorded in 2006, 2005 and 2004 for the Directors Deferred Compensation Plan, inclusive of fee deferrals, was $128, $58 and $47, respectively. There were no retainer deferrals for 2006, 2005 or 2004.

At December 31, 2006, 3,054,244 common shares were reserved for issuance for employee benefit plans.

During 2006, the Company did not repurchase any shares. As of December 31, 2006, the Company had approximately 264,756 shares available for repurchase under an approved repurchase plan. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans.

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

We recorded compensation expense of $724, $680 and $511 for the years ended December 31, 2006, 2005 and 2004, respectively, in relation to the stock options granted under the Company’s stock incentive plan.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2006 Grant	2005 Grant	2004 Grant
Dividend yield	2.64%	2.48%	2.21%
Expected volatility	22%	25%	27%
Risk-free interest rate	4.35%	3.63%	3.25%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$6.99	$7.20	$8.07

The Company awarded 24,000 shares of time-based and 21,000 shares of performance-based restricted stock in 2006. The time-based restricted stock is earned 100% upon completion of three years of service measured from the

Note M - Employee Benefit and Deferred Compensation Plans (continued)

grant date. The performance-based restricted stock is earned if the Company meets or exceeds financial performance results defined by the Board of Directors. The expense associated with all restricted stock was $747 in 2006.

The total intrinsic value of options and warrants exercised during the years ended December 31, 2006, 2005 and 2004 was $1,096, $2,377 and $391, respectively. Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $2,685 and $351, respectively, at December 31, 2006. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was 4 years and 2 years for stock options and restricted stock, respectively. The following table summarizes information about our stock incentive plan as of and for the year ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	889,723	$16.40
Granted	147,000	21.93
Exercised	(91,610)	12.93
Forfeited	(13,500)	19.35

Outstanding at end of year	931,613	$17.57	5.87	$12,166

Exercisable at end of year	630,363	$15.33	4.68	$9,645

The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2006:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	—	$—
Granted	31,500 (1)	21.93	25,500	21.93
Vested	(23,531)	21.93	—	—
Cancelled	(7,969)	21.93	(1,500)	21.93

Nonvested at end of year	—	$—	24,000	$21.93

(1)	Assumes maximum performance targets are met for performance-based awards.

In connection with its acquisition of Renasant Bancshares, the Company assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 156,208 shares of the Company’s common stock were outstanding as of the date of assumption. In addition, the Company has warrants outstanding to purchase 67,020 shares of its common stock (at an exercise price of $5.97 per share). Such warrants, which were assumed in connection with the Renasant Bancshares acquisition, are currently exercisable and expire in May 2009. In connection with its acquisition of Heritage, the Company assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 558,750 shares of the Company’s common stock were outstanding as of the date of assumption. No additional options or other forms of equity incentives will be granted or awarded under these plans.

Note N - Regulatory Matters

(In Thousands)

Renasant Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Renasant Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Renasant Bank must meet specific capital guidelines that involve quantitative measures of Renasant Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Renasant Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Note N – Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined) and total capital of 8% of risk-weighted assets (as defined). As of December 31, 2006, Renasant Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Renasant Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution’s category.

	December 31,
	2006		2005
	Amount	Ratio	Amount	Ratio
The Company
Total Capital	$240,822	12.31%	$217,695	12.35%
Tier I Capital	221,288	11.31%	199,287	11.31%
Tier I Leverage	221,288	8.95%	199,287	8.73%

Renasant Bank
Total Capital	$233,060	11.93%	$213,811	12.16%
Tier I Capital	213,526	10.93%	195,403	11.11%
Tier I Leverage	213,526	8.66%	195,403	8.58%

Note O – Segment Reporting

(In Thousands)

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region) and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio, certain costs associated with other data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Note O – Segment Reporting (continued)

The following table provides financial information for our operating segments.

	Community Bank			Renasant Insurance	Other	Consolidated
	Mississippi Region	Tennessee Region	Alabama Region
At or for the year ended December 31, 2006:
Net interest income	$55,966	$11,759	$21,135	$40	$(4,837)	$84,063
Provision for loan losses	1,850	440	118	—	—	2,408
Noninterest income	28,890	1,348	8,125	3,702	3,878	45,943
Noninterest expense	30,998	8,641	15,740	3,014	30,613	89,006
Income before income taxes	52,008	4,026	13,402	728	(31,572)	38,592
Income tax expense	15,936	1,234	4,107	257	(10,067)	11,467
Net income (loss)	36,072	2,792	9,295	471	(21,505)	27,125
Total assets	1,461,730	449,561	688,797	6,337	4,931	2,611,356
Goodwill	2,265	39,217	47,096	2,783	—	91,361

At or for the year ended December 31, 2005:
Net interest income	$49,863	$10,482	$20,774	$3	$(696)	$80,426
Provision for loan losses	1,293	783	914	—	—	2,990
Noninterest income	26,584	694	6,366	3,998	2,574	40,216
Noninterest expense	29,002	7,655	14,919	3,039	29,325	83,940
Income before income taxes	46,152	2,738	11,307	962	(27,447)	33,712
Income tax expense	13,527	821	3,392	311	(8,548)	9,503
Net income (loss)	32,625	1,917	7,915	651	(18,899)	24,209
Total assets	1,414,872	371,791	602,640	5,489	2,910	2,397,702
Goodwill	2,265	39,407	47,803	2,783	—	92,258

At or for the year ended December 31, 2004:
Net interest income	$41,234	$4,685	$—	$3	$9,306	$55,228
Provision for loan losses	1,433	114	—	—	—	1,547
Noninterest income	25,328	410	—	3,989	2,560	32,287
Noninterest expense	30,519	3,067	—	3,111	24,012	60,709
Income before income taxes	34,610	1,914	—	881	(12,146)	25,259
Income tax expense	9,522	574	—	279	(3,559)	6,816
Net income (loss)	25,088	1,340	—	602	(8,587)	18,443
Total assets	1,433,171	267,324	—	4,902	2,148	1,707,545
Goodwill	2,265	39,768	—	2,783	—	44,816

Note P – Disclosures About Fair Value of Financial Instruments

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

Interest Rate Swap: Fair value of the interest rate swap is based on the projected future cash flows.

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

Other borrowed funds: Consists of treasury tax and loan notes and securities sold under repurchase agreements. The fair value of treasury tax and loan notes and securities sold under repurchase agreements approximates the carrying value of the amounts reported in the consolidated balance sheet for each respective account.

Federal Home Loan Bank advances: The fair value was determined by discounting the cash flow using the current market rate.

	December 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$98,201	$98,201	$95,863	$95,863
Securities	428,065	428,065	399,034	399,034
Mortgage loans held for sale	38,672	38,672	33,496	33,496
Loans, net	1,807,228	1,799,350	1,627,860	1,622,572
Interest rate swap	455	455	—	—
Financial liabilities:
Deposits	2,108,965	2,105,926	1,868,451	1,863,148
Junior subordinated debentures	64,204	66,695	64,365	67,367
Other borrowed funds	8,007	8,007	10,659	10,659
FHLB Advances	144,212	141,740	191,481	187,777

Note Q – Renasant Corporation (Parent Company Only) Condensed Financial Information

(In Thousands)

	December 31,
	2006	2005
Balance Sheets
Assets
Cash *	$4,455	$4,402
Stock	3,037	1,963
Investment in bank subsidiary *	305,942	292,557
Accrued interest receivable on bank balances*	73	42
Stock options receivable*	896	169
Other assets	3,194	1,256

Total assets	$317,597	$300,389

Liabilities and shareholders’ equity
Junior subordinated debentures	$64,204	$64,365
Other liabilities	689	584
Shareholders’ equity	252,704	235,440

Total liabilities and shareholders’ equity	$317,597	$300,389

*	Eliminates in consolidation

	Year Ended December 31,
	2006	2005	2004
Statements of Income
Income
Dividends from bank subsidiary *	$14,751	$16,026	$20,168
Interest income from bank subsidiary*	92	52	34
Other dividends	154	109	27
Other income	62	—	428
Loss from sale of securities	—	—	(386)

	15,059	16,187	20,271

Expenses	5,451	4,500	1,474

Income before income tax credits and equity in undistributed net income of bank subsidiary	9,608	11,687	18,797
Income tax benefit	(1,968)	(1,679)	(548)

	11,576	13,366	19,345
Equity in undistributed net income of bank subsidiary*	15,549	10,843	(902)

Net income	$27,125	$24,209	$18,443

*	Eliminates in consolidation

Note Q – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

	Year Ended December 31,
	2006	2005	2004
Statements of Cash Flows

Operating activities
Net income	$27,125	$24,209	$18,443
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(15,549)	(10,843)	902
Amortization	(161)	(161)	51
Loss on sale of securities	—	—	386
(Increase) decrease in other assets	(2,770)	363	(1,603)
Decrease in other liabilities	(523)	(485)	(1,102)
Stock option compensation	1,471	680	511

Net cash provided by operating activities	9,593	13,763	17,588

Investing activities
Purchase of securities available for sale	(1,000)	—	—
Proceeds from sale of securities available for sale	—	—	17,116
Proceeds from calls/ maturities of securities available for sale	—	—	2,679
Investment in subsidiaries	—	(23,471)	(30,158)

Net cash used in investing activities	(1,000)	(23,471)	(10,363)

Financing activities
Proceeds from advances from subsidiary	—	1,000	—
Repayment of advances from subsidiary	—	(1,000)	—
Proceeds from long term-debt	—	31,959	—
Repayment of long-term debt	—	(7,517)	—
Cash dividends	(9,774)	(10,923)	(5,168)
Purchase of treasury stock	—	(8,963)	(1,423)
Cash received on exercise of options	1,234	2,519	1,118

Net cash (used in) provided by financing activities	(8,540)	7,075	(5,473)

Increase (decrease) in cash	53	(2,633)	1,752
Cash at beginning of year	4,402	7,035	5,283

Cash at end of year	$4,455	$4,402	$7,035

Note R – Quarterly Results of Operations (Unaudited)

(In Thousands, Except Share Data)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	Mar 31	June 30	Sept 30	Dec 31
Quarter ended 2006
Interest income	$35,817	$37,597	$40,070	$40,809
Interest expense	15,309	16,655	18,367	19,899

Net interest income	20,508	20,942	21,703	20,910
Provision for loan losses	1,068	(360)	900	800
Securities gains	21	4	—	—
Other noninterest income	11,412	11,029	11,713	11,764
Noninterest expense	21,891	22,059	23,045	22,011

Income before income taxes	8,982	10,276	9,471	9,863
Income taxes	2,481	3,233	2,839	2,914

Net income	$6,501	$7,043	$6,632	$6,949

Basic earnings per share	$.42	$.45	$.43	$.45

Diluted earnings per share	$.41	$.44	$.42	$.44

Quarter ended 2005
Interest income	$29,295	$31,900	$32,417	$34,777
Interest expense	9,977	11,445	12,678	13,863

Net interest income	19,318	20,455	19,739	20,914
Provision for loan losses	597	848	833	712
Securities gains (losses)	102	(32)	—	—
Other noninterest income	9,801	9,983	10,244	10,118
Noninterest expense	20,963	20,856	20,564	21,557

Income before income taxes	7,661	8,702	8,586	8,763
Income taxes	2,202	2,495	2,261	2,545

Net income	$5,459	$6,207	$6,325	$6,218

Basic earnings per share	$.35	$.40	$.41	$.40

Diluted earnings per share	$.35	$.39	$.40	$.40

Note S – Net Income Per Common Share

(In Thousands Except Share Data)

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split issued on August 28, 2006. Basic and diluted net income per common share calculations are as follows:

	Year Ended December 31,
	2006	2005	2004
Basic
Net income applicable to common stock	$27,125	$24,209	$18,443
Average common shares outstanding	15,515,223	15,557,014	12,895,901
Net income per common share-basic	$1.75	$1.56	$1.43

	Year Ended December 31,
	2006	2005	2004
Diluted
Net income	$27,125	$24,209	$18,443
Average common shares outstanding	15,515,223	15,557,014	12,895,901
Effect of dilutive stock based compensation	337,791	166,121	59,612

Average common shares outstanding-diluted	15,853,014	15,723,135	12,955,513
Net income per common share-diluted	$1.71	$1.54	$1.42

Note T – Mergers and Acquisitions

(In Thousands Except Share Data)

Renasant Bancshares, Inc.: On July 1, 2004, the Company acquired 100% of the voting equity interests of Renasant Bancshares, Inc. (“Renasant Bancshares”), a bank holding company headquartered in Germantown, Tennessee, in a business combination accounted for under the purchase method of accounting. The acquisition allowed the Company to expand its geographical footprint into the rapidly growing markets of east Memphis, Germantown and Cordova, Tennessee. Renasant Bank of Tennessee, the sole subsidiary of Renasant Bancshares operated two banking offices in Germantown and Cordova, both in Tennessee. Operations at Renasant Bancshares’ loan production office in Hernando, Mississippi, were shifted to Renasant Bank due to its established presence in DeSoto County. Renasant Bank of Tennessee was merged into Renasant Bank, effective March 31, 2005.

The aggregate transaction value, including transaction expenses and fair value of Renasant Bancshares’ options and warrants assumed by the Company, was $60,290. The Company issued 1,203,141 shares of its common stock and paid $26,128 in cash for the common stock of Renasant Bancshares. The stock was registered under the Securities Act of 1933, as amended. Two members of the Board of Directors Renasant Bancshares were added to the Company’s Board. In connection with the acquisition, the Company recorded intangible assets totaling $45,208. The intangible assets are not deductible for income tax purposes.

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

The Company issued 2,054,382 shares of its common stock and paid approximately $23,055 in cash for 100% of the voting equity interests in Heritage. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. Two members of the Board of Directors Renasant Bancshares were added to the

Note T – Mergers and Acquisitions (continued)

Company’s Board. The aggregate transaction value, including the value of Heritage’s options assumed by the Company, was $75,658. In connection with the acquisition, the Company recorded approximately $53,027 in intangible assets. The intangible assets are not deductible for income tax purposes.

The following table summarizes the assets acquired and liabilities assumed in connection with the acquisition of Renasant Bancshares and Heritage as of the respective acquisition dates:

	Renasant Bancshares	Heritage
Cash and cash equivalents	$3,743	$4,716
Securities	29,062	94,866
Mortgage loans held for sale	—	21,389
Loans, net of unearned income	178,042	389,740
Allowance for loan losses	(2,845)	(4,214)
Other assets	13,013	33,799
Total assets	221,015	540,296

Deposits	185,319	380,998
Borrowings	15,827	127,972
Other liabilities	2,804	2,484

Note U – Subsequent Events (Unaudited)

On February 5, 2007, the Company announced the signing of a definitive merger agreement pursuant to which it will acquire Capital Bancorp, Inc. (“Capital”), a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. On March 2, 2007, the Company entered into an amendment to the merger agreement. At December 31, 2006, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area and had total assets of $564.4 million, total deposits of $465.0 million and total shareholders’ equity of $35.0 million.

According to the terms of the merger agreement (which means in this Note U the merger agreement as amended), each Capital common shareholder can elect to receive: (1) 1.2306 shares of the Company’s common stock for each share of Capital common stock, (2) $38.00 in cash for each share of Capital common stock or (3) a combination of 40% cash, in the amount listed above, and 60% common stock, at the same exchange ratio listed above. The merger agreement imposes an overall limitation that the aggregate stock consideration be no more than 65% and no less than 60% of the total consideration received by Capital shareholders. In the event that both the market value of our common stock and the value of the NASDAQ Bank Index decline by amounts specified in the merger agreement as of the date of determination, we may adjust the exchange ratio used in the merger to account for the decline in the value of our stock price; if no adjustment is made, Capital may terminate the merger agreement.

Based on the Company’s market close of $27.92 on February 2, 2007, the trading day immediately prior to the announcement of the execution of the definitive merger agreement with Capital, the aggregate transaction value, including the dilutive impact of Capital’s options which we are assuming in the merger, was approximately $134.9 million.

The acquisition is expected to close early in the third quarter of 2007 and is subject to regulatory and Capital shareholder approval, Company shareholder approval to the extent required by applicable law and the rules of The NASDAQ Stock Market and other conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Capital Bank & Trust is expected to merge with and into Renasant Bank immediately after the merger of Capital with and into the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The information appearing under the headings “Executive Officers,” “Executive Compensation” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com. Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804, Attention: Director of Investor Relations. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the heading “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting is incorporated herein by reference.

Equity Compensation Plan Information

The following table includes certain information about the Company’s equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	634,875	$20.56		820,219
Equity compensation plans not approved by security holders(2)	358,523	11.18	(3)	5,714

Total	971,123	$17.57		825,933

(1)

The shareholder approved plan is the 2001 Long-Term Incentive Plan. A total of 1,537,500 shares of common stock have been authorized for issuance under the plan, and options to acquire 634,875 shares were outstanding as of December 31, 2006.

(2)	As of December 31, 2006, there were three equity compensation plans that were not approved by our shareholders:

•

In connection with its acquisition of Renasant Bancshares, Inc., the Company assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 3,937 shares of the Company’s common stock remain outstanding as of December 31, 2006; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

In connection with its acquisition of Heritage, the Company assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 292,800 shares of the Company’s common stock remained outstanding as of December 31, 2006; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

One of the Company’s deferred compensation plans provides that deferred amounts are invested in units representing shares of our common stock. At the end of each participant’s deferral period, the units are distributed in the form of common stock. Units are allocated to each participant’s account based on quarterly average market price. An aggregate of 67,500 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 61,786 shares of our common stock have been credited to participant accounts.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Auditors” in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2006, 2005 and 2004 are included in Part II, Item 8 herein:

(i)	Report of Management’s Assessment of Internal Control over Financial Reporting

(ii)	Reports of Independent Registered Public Accounting Firms

(iii)	Consolidated Balance Sheets - December 31, 2006 and 2005

(iv)	Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004

(v)	Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2006, 2005 and 2004

(vi)	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

(vii)	Notes to Consolidated Financial Statements - December 31, 2006

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)	Agreement and Plan of Merger dated as of February 17, 2004 and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly-owned subsidiary of the Company. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request.(1)

(2)(ii)	Agreement and Plan of Merger dated as of July 15, 2004 and related Plan of Merger by and among The Peoples Holding Company, Renasant Bank, Heritage Financial Holding Corporation and Heritage Bank, as amended by Amendment No. 1 to Agreement and Plan of Merger dated November 22, 2004. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request.(2)

(2)(iii)	Agreement and Plan of Merger dated as of February 5, 2007 by and among Renasant Corporation, Renasant Bank, Capital Bancorp, Inc. and Capital Bank & Trust Company, as amended by Amendment Number One to Agreement and Plan of Merger dated March 2, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request.(3)

(3)(i)	Articles of Incorporation of the Company, as amended(4)

(3)(ii)	Bylaws of the Company, as amended

(4)(i)	Articles of Incorporation of the Company, as amended (4)

(4)(ii)	Bylaws of the Company, as amended(5)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(6)

(10)(ii)	The Peoples Holding Company Deferred Compensation Plan*(7)

(10)(iii)	Executive Deferred Compensation Plan A*(8)

(10)(iv)	Executive Deferred Compensation Plan B*(9)

(10)(v)	Directors’ Deferred Fee Plan A*(10)

(10)(vi)	Directors’ Deferred Fee Plan B*(11)

(10)(vii)	Change in Control Employment Agreement dated January 1, 2001 between the Company and E. Robinson McGraw*(12)

(10)(viii)	Change in Control Employment Agreement dated February 28, 1998 between the Company and Stuart R. Johnson*(13)

(10)(ix)	Change in Control Employment Agreement dated February 28, 1998 between the Company and James W. Gray*(14)

(10)(x)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(15)

(10)(xi)	Employment Agreement dated as of July 14, 2004 by and between Larry R. Mathews, The Peoples Holding Company and The Peoples Bank & Trust Company*(16)

(10)(xii)	Termination and Release Agreement dated as of January 1, 2005 by and among Larry R. Mathews, Heritage Financial Holding Corporation and Heritage Bank*(17)

(10)(xiii)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(18)

(10)(xiv)	Description of Performance Based Rewards Bonus Plan*(19)

(10)(xv)	Change in Control Employment Agreement dated July 1, 2003 between the Company and Stephen M. Corban* (20)

(10)(xvi)	Employment Agreement dated as of July 1, 2004 by and between Francis J. Cianciola and The Peoples Holding Company* (21)

(10)(xvii)	Renasant Bank Executive Deferred Income Plan*(22)

(10)(xviii)	Renasant Bank Directors’ Deferred Fee Plan*(23)

(21)	Subsidiaries of the Company

(23)(i)	Consent of Horne LLP

(23)(ii)	Consent of Ernst & Young LLP

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
(1)	Filed as Annex A-1 to the Form S-4 Registration Statement of the Company (File No. 333-114309) filed with the Securities and Exchange Commission on April 8, 2004 and incorporated herein by reference.
(2)

Filed as Annex A-1 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-119572) filed with the Securities and Exchange Commission on November 23, 2004 and incorporated herein by reference.

(3)

Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 5, 2007 and, as to Amendment Number One, filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 6, 2007, each of which is incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(5)	Attached as exhibit 3.2 hereto.
(6)

Filed as exhibits 4.1 and 4.2 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and, as to the amendment to the plan, as Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2005, each of which is incorporated herein by reference.

(7)

Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.

(8)	Filed as exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(9)	Filed as exhibit 10.2 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(10)	Filed as exhibit 10.3 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(11)	Filed as exhibit 10.4 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(12)	Filed as exhibit 10.5 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference.
(13)	Filed as exhibit 10.8 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.
(14)	Filed as exhibit 10.9 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 10, 2003 and incorporated herein by reference.
(15)

Filed as exhibit 99 to the Form S-8 Registration Statement of the Company (File No. 333-117987) filed with the Securities and Exchange Commission on August 6, 2004 and incorporated herein by reference.

(16)	Filed as exhibit 10.11 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(17)	Filed as exhibit 10.12 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(18)	Filed as exhibit 10.13 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 24, 2005 and incorporated herein by reference.
(19)	Filed under Item 1.01 of the Form 8-K of the Company filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.
(20)	Filed as exhibit 10.15 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 14, 2005 and incorporated herein by reference.
(21)	Filed as exhibit 10.16 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 14, 2005 and incorporated herein by reference.
(22)	Filed as exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007 and incorporated herein by reference.
(23)	Filed as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007 and incorporated herein by reference.

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

RENASANT CORPORATION

Date: March 5, 2007	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Date: March 5, 2007	by:	/s/ William M. Beasley
William M. Beasley
Director

Date: March 5, 2007	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 5, 2007	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 5, 2007	by:	/s/ John M. Creekmore
John M. Creekmore
Director

Date: March 5, 2007	by:	/s/ Francis J. Cianciola
Francis J. Cianciola
Executive Vice President and Director

Date: March 5, 2007	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 5, 2007	by:	/s/ John T. Foy
John T. Foy
Director

Date: March 5, 2007	by:	/s/ Eugene B. Gifford, Jr.
Eugene B. Gifford, Jr.
Director

Date: March 5, 2007	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date: March 5, 2007	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

S – 1

Date: March 5, 2007	by:	/s/ Harold B. Jeffreys
Harold B. Jeffreys
Director

Date: March 5, 2007	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date: March 5, 2007	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 5, 2007	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2007	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 5, 2007	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date: March 5, 2007	by:	/s/ John W. Smith
John W. Smith
Director

Date: March 5, 2007	by:	/s/ H. Joe Trulove
H. Joe Trulove
Director

Date: March 5, 2007	by:	/s/ J. Larry Young
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