Form 10-Q
period 2007-03-31
RENASANT CORP
filed 2007-05-10
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-12154

RENASANT CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

209 Troy Street, Tupelo, Mississippi 38804

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

Common stock, $5.00 Par Value, 15,560,006 shares outstanding as of April 30, 2007.

RENASANT CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1
Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006
Condensed Consolidated Statements of Income – Three Months Ended March 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2007 and 2006
Notes to Condensed Consolidated Financial Statements

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3
Quantitative and Qualitative Disclosures About Market Risk

Item 4
Controls and Procedures

PART II. OTHER INFORMATION

Item 1A
Risk Factors

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds

Item 6
Exhibits

SIGNATURES

EXHIBIT INDEX

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$76,475	$76,268
Federal funds sold	29,400	—
Interest-bearing balances with banks	49,300	21,933

Cash and cash equivalents	155,175	98,201

Securities available for sale	462,588	428,065

Mortgage loans held for sale	29,098	38,672

Loans, net of unearned income	1,889,799	1,826,762
Allowance for loan losses	(20,082)	(19,534)

Net loans	1,869,717	1,807,228

Premises and equipment, net	42,662	41,350
Intangible assets, net	97,902	98,296
Other assets	97,788	99,544

Total assets	$2,754,930	$2,611,356

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$273,726	$271,237
Interest-bearing	1,991,620	1,837,728

Total deposits	2,265,346	2,108,965

Federal Home Loan Bank advances	133,088	144,212
Junior subordinated debentures	64,164	64,204
Other borrowed funds	3,512	8,007
Other liabilities	30,254	33,264

Total liabilities	2,496,364	2,358,652

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized; 17,233,559 shares issued; 15,560,006 and 15,536,475 shares outstanding at March 31, 2007, and December 31, 2006, respectively	86,168	86,168
Treasury stock, at cost	(25,222)	(25,719)
Additional paid-in capital	84,168	83,844
Retained earnings	118,718	114,254
Accumulated other comprehensive loss	(5,266)	(5,843)

Total shareholders’ equity	258,566	252,704

Total liabilities and shareholders’ equity	$2,754,930	$2,611,356

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans	$35,853	$30,492
Securities:
Taxable	4,286	3,603
Tax-exempt	928	933
Other	643	789

Total interest income	41,710	35,817
Interest expense
Deposits	17,981	12,324
Borrowings	3,068	2,985

Total interest expense	21,049	15,309

Net interest income	20,661	20,508
Provision for loan losses	750	1,068

Net interest income after provision for loan losses	19,911	19,440
Noninterest income
Service charges on deposit accounts	4,844	4,424
Fees and commissions	3,728	3,003
Insurance commissions	810	822
Trust revenue	567	630
Securities gains	79	21
BOLI income	406	401
Gains on sales of mortgage loans	1,146	760
Other	1,097	1,372

Total noninterest income	12,677	11,433
Noninterest expense
Salaries and employee benefits	12,927	12,212
Data processing	1,202	982
Net occupancy	1,780	1,813
Equipment	951	973
Professional fees	577	692
Advertising	779	779
Intangible amortization	394	431
Other	3,891	4,009

Total noninterest expense	22,501	21,891
Income before income taxes	10,087	8,982
Income taxes	3,125	2,481

Net income	$6,962	$6,501

Basic earnings per share	$0.45	$0.42

Diluted earnings per share	$0.44	$0.41

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net cash provided by operating activities	$18,512	$8,052

Investing activities
Purchases of securities available for sale	(85,487)	(69,870)
Proceeds from sales of securities available for sale	37,099	27,135
Proceeds from call/maturities of securities available for sale	14,276	10,816
Net increase in loans	(63,430)	(21,099)
Proceeds from sales of premises and equipment	—	6
Purchases of premises and equipment	(2,287)	(987)

Net cash used in investing activities	(99,829)	(53,999)

Financing activities
Net increase in noninterest-bearing deposits	2,489	22,402
Net increase in interest-bearing deposits	153,892	140,892
Net decrease in short-term borrowings	(10,495)	(5,343)
Repayment of long-term debt	(5,097)	(47,068)
Cash paid for dividends	(2,498)	(2,380)
Cash received on exercise of stock-based compensation	—	787

Net cash provided by financing activities	138,291	109,290

Net increase in cash and cash equivalents	56,974	63,343
Cash and cash equivalents at beginning of period	98,201	95,863

Cash and cash equivalents at end of period	$155,175	$159,206

Supplemental disclosures
Transfers of loans to other real estate	$191	$1,282

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

(in thousands, except share data)

Note 1 Summary of Significant Accounting Policies

Business: Renasant Corporation (referred to herein as the “Company”), a Mississippi corporation, owns and operates Renasant Bank, a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc., a wholly-owned subsidiary of Renasant Bank with operations in Mississippi. The Company has full service offices located throughout north and north central Mississippi, west and middle Tennessee and north and north central Alabama.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in prior periods have been reclassified to conform to the current presentation.

On July 24, 2006, the Company announced a three-for-two stock split in the form of a stock dividend payable on August 28, 2006 to shareholders of record as of August 11, 2006. As a result of the stock split, the Company issued 5,744,010 shares of its common stock. Share and per share amounts included herein have been restated to reflect the three-for-two stock split.

New accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities. This statement also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of reviewing the potential impact of this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted. The Company is in the process of reviewing the potential impact of this statement.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through March 31, 2007, allows the Company to purchase up to 2,095,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of March 31, 2007, 264,756 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the three months ended March 31, 2007, the Company reissued 23,531 shares from treasury in connection with the vesting of stock-based compensation. The Company did not repurchase any shares during the first three months of 2007.

The Company declared a cash dividend for the first quarter of 2007 of $0.16 per share as compared to $0.15 per share for the first quarter of 2006. Total cash dividends paid to shareholders by the Company were $2,498 and $2,379 for the three month periods ended March 31, 2007 and 2006, respectively.

In January 2007, the Company granted 176,250 stock options which become vested and exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. In addition, the Company awarded 5,500 shares of time-based restricted stock and 21,000 shares of performance-based restricted stock in January, 2007. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the Board of Directors.

Note 3 Loans

The Company adopted and applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the acquisition of Heritage Financial Holding Corporation (“Heritage”). There was evidence of deterioration of the credit quality of these loans since origination, and it was probable, at the acquisition date, that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at March 31, 2007 is as follows:

Commercial	$5,566
Consumer	59
Mortgage	457

Total outstanding balance	$6,082

Total carrying amount	$4,674

Accretable Yield
Balance at January 1, 2007	$21
Additions	—
Reclassifications from nonaccretable difference	19
Accretion	(19)

Balance at March 31, 2007	$21

The Company did not increase the allowance for loan losses for these loans during the three months ended March 31, 2007.

Note 4 Interest Rate Swap

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At March 31, 2007, the swap had a fair value of $723 which has been recorded in “Other Assets”. The Company accounts for the swap in accordance with FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 5 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$6,962	$6,501
Other comprehensive income:
Unrealized holding gains on securities available for sale	406	1,806
Less: reclassification adjustment for gains realized in net income	13	49
Unrealized gain on interest rate swap	165	—

Other comprehensive income (loss)	558	1,757

Comprehensive income	$7,520	$8,258

Note 6 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$—	$—	$11	$13
Interest cost	250	247	17	18
Expected return on plan assets	(356)	(344)	—	—
Prior service cost recognized	7	8	—	1
Recognized loss	93	128	16	16

Net periodic benefit cost	$(6)	$39	$44	$48

Note 7 Income Taxes

FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. The Company adopted the provisions of FIN 48, on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of January 1, 2007, the Company has $171 of unrecognized tax benefits related to federal and state income tax matters. If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate during 2007 relative to any tax positions taken prior to January 1, 2007. As of January 1, 2007, the Company has accrued $26 for interest penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

Note 8 Net Income Per Common Share

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

	Three Months Ended March 31,
	2007	2006
Basic:
Net income applicable to common stock	$6,962	$6,501
Average common shares outstanding	15,554,515	15,480,536
Net income per common share-basic	$0.45	$0.42

Diluted:
Net income	$6,962	$6,501
Average common shares outstanding	15,554,515	15,480,536
Stock awards	311,391	288,143

Average common shares outstanding-diluted	15,865,906	15,768,679
Net income per common share-diluted	$0.44	$0.41

Note 9 Segment Reporting

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region), and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio and costs associated with our data processing and back office functions, are not allocated to its segments. Rather these revenues and expenses are shown in the “Other” column, which also includes revenues and expenses associated with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Community Bank			Renasant Insurance	Other	Consolidated
	Mississippi Region	Tennessee Region	Alabama Region
At or for the three month period ended March 31, 2007:
Net interest income	$13,861	$3,077	$4,968	$21	$(1,266)	$20,661
Provision for loan losses	307	149	294	—	—	750
Noninterest income	8,021	326	2,388	1,026	916	12,677
Noninterest expense	7,544	2,195	4,286	734	7,742	22,501
Income before income taxes	14,031	1,059	2,776	313	(8,092)	10,087
Income tax expense	4,445	335	880	114	(2,649)	3,125
Net income (loss)	9,586	724	1,896	199	(5,443)	6,962
Total assets	1,555,315	468,290	721,549	6,099	3,677	2,754,930
Goodwill	2,265	39,217	47,096	2,783	—	91,361

At or for the three month period ended March 31, 2006:
Net interest income	$13,418	$2,762	$5,212	$1	$(885)	$20,508
Provision for loan losses	625	107	336	—	—	1,068
Noninterest income	6,934	222	1,779	919	1,579	11,433
Noninterest expense	7,500	2,033	3,754	750	7,854	21,891
Income before income taxes	12,227	844	2,901	170	(7,160)	8,982
Income tax expense	3,546	245	842	59	(2,211)	2,481
Net income (loss)	8,681	599	2,059	111	(4,949)	6,501
Total assets	1,459,880	409,013	631,285	5,290	3,752	2,509,220
Goodwill	2,265	39,217	47,168	2,783	—	91,433

Note 10 Mergers and Acquisitions

On February 5, 2007, the Company announced the signing of a definitive merger agreement pursuant to which it proposes to acquire Capital Bancorp, Inc. (“Capital”), a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. On March 2, 2007, the Company entered into an amendment to the merger agreement. At March 31, 2007, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area and had total assets of $587.2 million, total deposits of $475.7 million and total shareholders’ equity of $36.1 million.

According to the terms of the merger agreement (which means in this Note 10 the merger agreement as amended), each Capital common shareholder can elect to receive: (1) 1.2306 shares of the Company’s common stock for each share of Capital common stock, (2) $38.00 in cash for each share of Capital common stock or (3) a combination of 40% cash, in the amount listed above, and 60% common stock, at the same exchange ratio listed above. The merger agreement imposes an overall limitation that the aggregate stock consideration be no more than 65% and no less than 60% of the total consideration received by Capital shareholders. In the event that both the market value of the Company’s common stock and the value of the NASDAQ Bank Index decline by amounts specified in the merger agreement as of the date of determination, Capital may terminate the merger agreement, provided, however, that the Company may adjust the exchange ratio used in the merger agreement to account for the decline in the value of its stock price and proceed with the merger. Based on the Company’s market close of $27.92 on February 2, 2007, the trading day immediately prior to the announcement of the execution of the definitive merger agreement with Capital, the aggregate transaction value, including the dilutive impact of Capital’s options which the Company is assuming in the merger, was approximately $134.9 million.

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

Note 11 Subsequent Event

On May 8, 2007, the Company announced that it has agreed to sell 2,400,000 shares of its common stock at an offering price of $22.50 through a firm commitment underwritten offering. The offering, which is scheduled to close on May 11, 2007, is subject to customary closing conditions contained in the underwriting agreement entered into between the Company and the underwriters. The Company has granted the underwriters an option exercisable within 30 days to purchase up to an additional 360,000 shares to cover over-allotments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data)

This Form 10-Q may contain, or incorporate by reference, statements regarding Renasant Corporation (referred to herein as the “Company”, “we,” “our,” or “us”) which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements usually include words such as “expects,” “projects,” “proposes,” “anticipates,” “believes,” “intends,” “estimates,” “strategy,” “plan,” “potential,” “possible” and other similar expressions. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the effect of economic conditions and interest rates on a national, regional or international basis; (2) risks associated with the Company’s proposed acquisition of Capital Bancorp, Inc. (“Capital”), including, without limitation, the risk that the Company may be unable to complete the acquisition and, if the acquisition is completed, risks relating to the Company’s ability to integrate Capital’s operations, the compatibility of the combining company’s operating systems and the degree to which existing administrative and back-office functions and costs are complimentary with or redundant of Capital’s; (3) the performance of the Company’s business after its merger with Capital; (4) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (5) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (6) the financial resources of, and products available to, competitors; (7) changes in laws and regulations, including changes in accounting standards; (8) changes in policy by regulatory agencies; (9) changes in the securities and foreign exchange markets; (10) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (11) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (12) an insufficient allowance for loan losses as a result of inaccurate assumptions; (13) general economic, market or business conditions; (14) changes in demand for loan products and financial services; (15) concentration of credit exposure; (16) changes or the lack of changes in interest rates, yield curves and interest rate spread relationship; and (17) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

Renasant Corporation, a Mississippi corporation, owns and operates Renasant Bank, a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. The Company has full service offices located throughout north and north central Mississippi, west and middle Tennessee and north and north central Alabama.

On July 24, 2006, the Company announced a three-for-two stock split in the form of a stock dividend payable on August 28, 2006 to shareholders of record as of August 11, 2006. As a result of the stock split, the Company issued 5,744,010 shares of its common stock. Share and per share amounts included herein have been restated to reflect the three-for-two stock split.

On February 5, 2007, the Company announced the signing of a definitive merger agreement pursuant to which it proposes to acquire Capital Bancorp, Inc., a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. On March 2, 2007, the Company entered into an amendment to the merger agreement. At March 31, 2007, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area and had total assets of $587.2 million, total deposits of $475.7 million and total shareholders’ equity of $36.1 million. See Note 10, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements,” for details regarding the terms and conditions of the Company’s merger agreement, as amended, with Capital.

Financial Condition

Total assets for the Company increased to $2,754,930 on March 31, 2007 from $2,611,356 on December 31, 2006, representing an increase of 5.50%.

Cash and cash equivalents increased $56,974 from $98,201 at December 31, 2006 to $155,175 at March 31, 2007. Cash and cash equivalents represented 5.63% of total assets at March 31, 2007 compared to 3.76% of total assets at December 31, 2006. Our investment portfolio increased to $462,588 at March 31, 2007 from $428,065 at December 31, 2006 as we invested excess funds from the generation of deposits.

Mortgage loans held for sale were $29,098 at March 31, 2007 compared to $38,672 at December 31, 2006. The Company was able to grow its levels of mortgage originations in an environment in which mortgage activity nationally continues to slow as compared to prior years. Originations of mortgage loans to be sold totaled $140,850 for the first three months of 2007 as compared to $94,210 for same period in 2006. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. The Company does not actively market or originate subprime mortgage loans.

The loan balance, net of unearned income, at March 31, 2007 was $1,889,799, representing an increase of $63,037 from $1,826,762 at December 31, 2006.

The growth in loans during the first three months of 2007 is primarily attributable to loan production from our Mississippi and Alabama regions. Loans in the Mississippi and Alabama regions grew $24,087 and $29,568, respectively, during the first three months of 2007 compared to the respective balances at December 31, 2006. Loans in the Tennessee region grew $9,382 during this same period. We expect future loan growth to be primarily from the Tennessee and Alabama regions and from certain key markets within the Mississippi region. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	March 31, 2007	December 31, 2006
Commercial, financial, agricultural	$243,274	$236,741
Lease financing	3,833	4,234
Real estate – construction	231,311	242,669
Real estate – 1-4 family mortgages	654,604	636,060
Real estate – commercial mortgages	676,015	629,354
Installment loans to individuals	80,762	77,704

Total loans, net of unearned income	$1,889,799	$1,826,762

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At March 31, 2007, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $394 to $97,902 at March 31, 2007 from $98,296 at December 31, 2006. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Heritage and Renasant Bancshares acquisitions. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $156,381 to $2,265,346 at March 31, 2007 from $2,108,965 on December 31, 2006. Non-interest bearing deposits increased $2,489 to $273,726 at March 31, 2007 compared to $271,237 at December 31, 2006. Interest bearing deposits grew $153,982 to $1,991,620 at March 31, 2007 from $1,837,728 at December 31, 2006 due to growth in public fund transactional accounts and time deposits. During the first quarter of 2007, we experienced a $103,149 increase in interest bearing public-fund transactional accounts as government agencies received proceeds from tax collections. Management expects the balances of these public fund transaction accounts to decrease through the remainder of the year as government agencies utilize the funds held in these accounts.

Total borrowings consists of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), subordinated debentures and other borrowings. Total borrowings were $200,764 at March 31, 2007 compared to $216,423 at December 31, 2006. FHLB advances decreased $11,124 to $133,088 at March 31, 2007 compared to $144,212 at December 31, 2006.

Shareholders’ equity increased 2.32% to $258,566 at March 31, 2007 compared to $252,704 at December 31, 2006. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income.

Results of Operations – First Quarter of 2007 as Compared to the First Quarter of 2006

Summary

Net income for the three month period ended March 31, 2007 was $6,962, an increase of $461, or 7.09%, from net income of $6,501 for the same period in 2006. Basic earnings per share were $0.45 and diluted earnings per share were $0.44 for the three month period ended March 31, 2007, as compared to basic earnings per share of $0.42 and diluted earnings per share of $0.41 for the comparable period a year ago.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income grew 0.75% to $20,661 for the first quarter of 2007 compared to $20,508 for the same period in 2006 due in part to a significant increase in public fund deposits that were placed in short term investments. On a tax equivalent basis, net interest margin for the three month period ended March 31, 2007 was 3.67% compared to 3.99% for the same period in 2006. Net interest income for the first quarter of 2007 includes $19 in interest income related to certain Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” as compared to $262 in interest income from similar loans for the first quarter of 2006. The additional interest income from these loans was due to increased cash flows that exceeded initial estimates. This additional interest income increased net interest margin by 5 basis points for the first quarter of 2006 while such interest income had an immaterial impact on net interest margin for the first quarter of 2007.

Interest income grew 16.45% to $41,710 for the first quarter of 2007 from $35,817 for the same period in 2006. The growth in interest income was driven by changes in volume and in rate. The average balance of interest earning assets for the three months ending March 31, 2007 increased $208,087 as compared to the same period in 2006 due primarily to the aforementioned loan growth. Over this same period, the tax equivalent yield on earning assets increased 41 basis points to 7.27%.

Interest expense increased $5,740 to $21,049 for the three months ended March 31, 2007 as compared to $15,309 for the same period in 2006. This increase resulted from the growth in interest bearing deposits, as well as the increase in the cost of all interest-bearing liabilities. Interest expense associated with public fund transactional accounts was $3,185 for the first quarter of 2007. As disclosed above, management expects the balances of these accounts to decrease through the remainder of the year and interest expense associated with such accounts is expected to correspondingly decline. The average balance of interest bearing deposits at March 31, 2007 increased $209,803 as compared to the same period in 2006. The cost of interest bearing deposits increased 88 basis points to 3.84% for the first quarter of 2007 compared to 2.96% for the same period in 2006. Overall, the cost of interest-bearing liabilities increased 82 basis points to 4.04% over this same period.

Noninterest Income

Noninterest income was $12,677 for the three month period ended March 31, 2007 compared to $11,433 for the same period in 2006, an increase of $1,244, or 10.88%. The growth in noninterest income is attributable to growth in service charges on deposits, loan fees and gains recognized on the sale of mortgage loans in the secondary market.

Service charges on deposits were $4,844 for the first quarter of 2007, an increase of 9.49% over $4,424 for the same period in 2006. Service charges represent the largest component of noninterest income. Overdraft fees were $4,219 for the three month period ended March 31, 2007, an increase of $475, or 12.69%, compared to the same period in 2006. In November 2006, the fee charged for overdrafts was increased $2 (two dollars) per transaction.

Fees and commissions include fees charged for both deposit services (other than service charges on deposits) and loan services. Fees and commissions were $3,728 and $3,003 for the three month periods ended March 31, 2007 and 2006, respectively. Fees charged for loan services increased $517 to $2,154 for the first quarter of 2007 compared to $1,637 for the same period in 2006. This increase reflects the loan growth, including mortgage loans originated and sold in the secondary market, the Company has achieved over the same period. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the first quarter, fees associated with debit card usage were $925, up 25.79% from the same period in 2006. The Company also provides specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Fixed annuities consist of a line of twelve products. We use six insurance carriers, all of which have an A. M. Best rating of an “A” or better. Mutual funds offered by the Company originate primarily from five fund families. Revenues generated from the sale of all of these products declined slightly to $198 for the first quarter of 2007 compared to $216 for the same period in 2006. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department within the Financial Services division operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the first quarter of 2007 was $567 as compared to $630 for the same period of 2006. The market value of assets under management as of March 31, 2007 was $495,202, an increase of approximately $70,392 from the prior year.

Gains from sales of mortgage loans increased to $1,146 for the three months ended March 31, 2007 compared to $760 for the same period in 2006. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations. Originations of mortgage loans to be sold totaled $140,850 for the first quarter of 2007 as compared to $94,210 for same period in 2006. In addition, gains on the sale of mortgage loans were positively impacted by higher volumes of retail originations during the first quarter of 2007 as compared to 2006. Retail originations carry a higher spread than wholesale originations.

Other noninterest income for the first quarter of 2007 includes a $499 gain recognized on the sale of other real estate. In comparison, other noninterest income for the first quarter of 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called in February 2006 and a $397 nontaxable death benefit from life insurance.

Noninterest Expense

Noninterest expense was $22,501 for the three month period ended March 31, 2007 compared to $21,891 for the same period in 2006, an increase of $610, or 2.79%.

Salaries and employee benefits for the three month period ended March 31, 2007 were $12,927, which is $715 greater than the same period last year. The increase in salaries and employee benefits is due to normal annual salary increases which were effective March 2007, strategic hires and increases in incentive and performance benefits.

Data processing costs for the three month period ended March 31, 2007 were $1,202, an increase of $220 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended March 31, 2007 decreased $55 to $2,731 over the comparable period for the prior year.

Amortization of intangible assets decreased to $394 for the three months ended March 31, 2007 compared to $431 for the same period in 2006. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.43% for the three month period ended March 31, 2007 and 3.61% for the comparable period in 2006. The net overhead ratio was 1.51% and 1.73% for the first quarter of 2007 and 2006, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio decreased to 65.87% for the three month period ended March 31, 2007 compared to 66.83% for the same period of 2006. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. The improvement in the net overhead and efficiency ratios is reflective of the growth in noninterest income exceeding the growth in noninterest expenses.

Income tax expense was $3,125 for the three month period ended March 31, 2007 (with an effective tax rate of 30.98%), compared to $2,481 (with an effective tax rate of 27.62%) for the same period in 2006. As discussed earlier, the three month period ended March 31, 2006 included a $397 nontaxable death benefit from life insurance which resulted in a lower effective tax rate for the first quarter of 2006 as compared to the first quarter of 2007. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

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

Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were 0.54% at March 31, 2007 compared to 0.24% at March 31, 2006. Nonaccrual loans at March 31, 2007, were $6,368, up $3,859 as compared to the balance at March 31, 2006. This increase is attributable to two loans totaling $5,022. Loans past due 90 days or more still accruing interest increased $2,367 to $3,913 at March 31, 2007 compared to $1,546 at March 31, 2006. This increase is primarily attributable to one loan totaling $2,000. Management has evaluated these loans and other loans classified as non-performing and concluded that all non-performing loans have been adequately reserved for in the allowance for loan losses at March 31, 2007. Subsequent to March 31, 2007, the Company sold the $2,000 loan discussed above to a third-party. In connection with the sale, the Company received all amounts (principal and accrued interest) contractually due.

The provision for loan losses was $750 and $1,068 for the three months ended March 31, 2007 and 2006, respectively. For the first quarter of 2007, net charge-offs were $202, or 0.04% annualized as a percentage of average loans compared to net charge-offs for the same period in 2006 of $958, or 0.23% annualized. The provision for loan losses as a percentage of average loans was 0.16% and 0.26% for the first quarter of 2007 and 2006, respectively.

In determining the amount of provision to charge to current period operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The allowance for loan losses as a percentage of loans was 1.06% at March 31, 2007 as compared to 1.07% at December 31, 2006, and 1.11% at March 31, 2006. The reduction of the allowance for loan losses as a percentage of loans was primarily due to growth in the loan portfolio.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2007	2006
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$19,534	$19,300	$18,990	$18,473	$18,363
Loans charged-off	323	773	896	379	1,034
Recoveries of loans previously charged-off	(121)	(207)	(306)	(1,256)	(76)

Net charge-offs	202	566	590	(877)	958
Provision for loan losses	750	800	900	(360)	1,068

Balance at end of period	$20,082	$19,534	$19,300	$18,990	$18,473

Nonaccruing loans	$6,368	$7,821	$6,264	$5,978	$2,509
Accruing loans 90 days past due or more	3,913	3,467	1,798	1,745	1,546

Total nonperforming loans	10,281	11,288	8,062	7,723	4,055
Other real estate owned and repossessions	2,897	4,579	3,502	3,697	3,922

Total nonperforming assets	$13,178	$15,867	$11,564	$11,420	$7,977

Allowance for loan losses to total loans	1.06%	1.07%	1.10%	1.10%	1.11%
Allowance for loan losses to nonperforming loans	195.33	173.05	239.39	245.89	455.56
Annualized net charge-offs to average loans	0.04	0.12	0.13	(0.20)	0.23
Nonperforming loans to total loans	0.54	0.62	0.46	0.45	0.24
Nonperforming assets to total assets	0.48	0.61	0.46	0.46	0.32

The table below presents net charge-offs (recoveries) by loan type for the three month periods ending March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Commercial, financial, agricultural	$25	$145
Lease financing	—	—
Real estate – construction	(7)	—
Real estate – 1-4 family mortgages	156	763
Real estate – commercial mortgages	(4)	22
Installment loans to individuals	32	28

Total net charge-offs	$202	$958

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of March 31, 2007, and December 31, 2006:

	March 31, 2007	December 31, 2006
Specific reserves	$4,423	$4,377
Allocated reserves based on loan grades	15,659	15,157
Unallocated reserves	—	—

Total reserves	$20,082	$19,534

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. Total deposits increased $156,381 to $2,265,346 at March 31, 2007 from $2,108,965 on December 31, 2006.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. We did not have any outstanding balances of federal funds purchased at March 31, 2007 or December 31, 2006. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk; FHLB advances may also be used to meet day to day liquidity needs. As of March 31, 2007, our outstanding balance with the FHLB was $133,088 compared to $144,212 at December 31, 2006. The Company used a portion of the excess funds generated from deposit growth to pay down its FHLB borrowings. The total amount of remaining credit available to us from the FHLB at March 31, 2007 was $586,119. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At March 31, 2007, there were no amounts outstanding under these lines of credit.

For the three months ended March 31, 2007, our total cost of funds, including noninterest bearing demand deposit accounts, was 3.60%, up from 2.83% for the same period in 2006. Noninterest bearing demand deposit accounts made up approximately 10.89% of our average total deposits and borrowed funds at March 31, 2007 down from 11.71% at March 31, 2006. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 33.35% of our average total deposits and borrowed funds and had an average cost of 2.58%, compared to 33.88% of the average total deposits and borrowed funds with an average cost of 1.90% for the same period in 2006. Another significant source of funds was time deposits, making up 46.78% of the average total deposits and borrowed funds with an average cost of 4.73% for the three months ended March 31, 2007, compared to 43.23% of the average total deposits and borrowed funds with an average cost of 3.78% for the same period in 2006. FHLB advances made up approximately 5.86% of our average total deposits and borrowed funds with an average cost of 5.01%, compared to 7.90% of the average total deposits and borrowed funds with an average cost of 4.27% for the same period in 2006.

Cash and cash equivalents were $155,175 at March 31, 2007 compared to $159,206 at March 31, 2006. Cash used in investing activities for the three months ended March 31, 2007 was $99,829 compared to $53,999 for the same period of 2006. The primary contribution to this increase was due to investment securities purchases of $85,487 and a net increase in loans of $63,430. Proceeds from the sale and maturity of our investment security portfolio for the three months ended March 31, 2007 was $51,375.

Cash provided by financing activities for the three months ended March 31, 2007 was $138,291 compared to $109,290 for the same period of 2006. Cash flows from the generation of deposits were $156,381 for the three months ended March 31, 2007 compared to $163,294 for the same period in 2006. Cash provided from the generation of deposits for the three months ended March 31, 2007 was used primarily to fund the $63,430 in loan growth.

Under the terms of our merger agreement with Capital, described in Note 10, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements,” the maximum amount of cash merger consideration the Company could be required to pay to Capital shareholders is approximately $55 million, based on the number of shares of Capital common stock outstanding as of March 31, 2007 and assuming that 40% of the merger consideration is paid in cash. The Company intends to use the net proceeds from its offering of common stock described in Note 11, “Subsequent Events,” in the Notes to Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements,” together with cash on hand, if necessary, to fund the cash portion of the merger consideration payable in connection with the Company’s acquisition of Capital. Other Company expenditures arising in connection with the Company’s acquisition of Capital are expected to be funded using the Company’s traditional sources of liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of March 31, 2007, we met all capital adequacy requirements to which we are subject. As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of March 31, 2007:

	Company	Bank
Tier I Leverage (to average assets)	8.85%	8.57%
Tier I Capital (to risk-weighted assets)	11.25%	10.88%
Total Capital (to risk-weighted assets)	12.24%	11.87%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At March 31, 2007, the unrestricted surplus for Renasant Bank was approximately $301,680. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2007, the maximum amount available for transfer from Renasant Bank to the

Company in the form of loans was $23,932. There were no loans outstanding from Renasant Bank to the Company at March 31, 2007. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first quarter of 2007, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $16.62 and $16.27 at March 31, 2007 and December 31, 2006, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at March 31, 2007 were approximately $610,155 and $20,727, respectively, compared to $577,439 and $23,245, respectively, at December 31, 2006.

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

Contractual Obligations

There have not been any material changes outside of the ordinary course of business to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, the Company entered into an interest rate swap in which it converted $100,000 of variable rate loans to a fixed rate. The strategy of the interest rate swap was to mitigate our interest rate risk in the event interest rates declined. There have been no other material changes in our market risk since December 31, 2006. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company maintains the Renasant Corporation Deferred Stock Unit Plan (the “DSU Plan”) in which directors and key management officers and employees of the Company, Renasant Bank and certain affiliates are eligible to participate. There are currently 25 participants in the DSU Plan, all of whom are directors of the Company or members of the Company’s senior management. Under the DSU Plan, participants may defer a portion of their base compensation and bonus or fees and retainer, as applicable. These deferrals are credited to a bookkeeping account and deemed invested in common stock units representing shares of Company common stock. The number of common stock units in which deferred amounts are deemed invested is calculated as of the end of each fiscal quarter. The number of units is determined by dividing the amount deferred by a participant in the prior quarter by the average fair market value of a share Company common stock (as determined in accordance with the DSU Plan). Dividend equivalent units are also credited to participant accounts as and when the Company declares and pays dividends. Upon a participant’s termination of employment or cessation of service or at a specified age, a participant’s account balance is distributed in the form of shares of Company common stock, in an amount equal to one share of common stock for each common stock unit credited to the participant’s account at the time of distribution.

On December 23, 2002, the Company filed a registration statement on Form S-8 to register 30,000 shares of its common stock for issuance under the DSU Plan. The number of shares registered has been adjusted in accordance with the terms of the DSU Plan and Rule 416(a) under the Securities Act to reflect the three-for-two stock splits of the Company’s common stock effected on December 1, 2003 and August 28, 2006. As adjusted, 67,500 shares of Company common stock are deemed to be registered pursuant to the Company’s Form S-8 registration statement.

On March 31, 2007, the Company calculated the number of common stock units to be credited to participant accounts with respect to amounts deferred in the first quarter of 2007 and credited those common stock units to participant accounts on that date. Upon completion of these calculations, the Company determined that the aggregate number of common stock units credited to participant accounts exceeded the number of shares of common stock registered under the Securities Act by 3,658 shares (the “Excess Units”). The average fair market value of a share of Company common stock used to determine the number of common stock units credited to participant accounts was $27.28.

The Company believes that the crediting of the Excess Units to participant accounts under the DSU Plan was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. The Company believes that Section 4(2) is applicable because each of the 25 participants in the DSU Plan is either a Company director or member of the Company’s senior management. As such, each participant is either an “accredited investor,” as defined in Rule 501 of Regulation D under the Securities Act, or is otherwise financially sophisticated. In addition, all of these individuals have access to the type of information about the Company that would typically be set forth in a registration statement covering securities of the Company.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares in the three month period ending March 31, 2007.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Capital Bancorp, Inc. and Capital Bank & Trust Company, dated as of February 5, 2007, as amended by Amendment Number One to Agreement and Plan of Merger dated March 2, 2007(1)

3.1	Articles of Incorporation of Renasant Corporation, as amended(2)

3.2	Restated Bylaws of Renasant Corporation, as amended(3)

4.1	Articles of Incorporation of Renasant Corporation, as amended(2)

4.2	Restated Bylaws of Renasant Corporation, as amended(3)

10.1	Renasant Bank Executive Deferred Income Plan(4)

10.2	Renasant Bank Directors’ Deferred Fee Plan(5)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2007 and, as to Amendment Number One, filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2007, each of which is incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the Securities and Exchange Commission a copy of such schedules upon request.

(2)	Filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 7, 2007 and incorporated herein by reference.

(4)	Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2007 and incorporated herein by reference.

(5)	Filed as Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2007	RENASANT CORPORATION

/s/ E. Robinson McGraw
E. Robinson McGraw Chairman, President & Chief Executive Officer (Principal Executive Officer)

/s/ Stuart R. Johnson
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