Form 10-Q
period 2007-06-30
RENASANT CORP
filed 2007-08-09
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-12154

RENASANT CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common stock, $5.00 Par Value, 21,181,212 shares outstanding as of August 1, 2007.

RENASANT CORPORATION

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$74,187	$76,268
Interest-bearing balances with banks	17,974	21,933

Cash and cash equivalents	92,161	98,201

Securities available for sale	460,606	428,065

Mortgage loans held for sale	38,048	38,672

Loans, net of unearned income	1,977,941	1,826,762
Allowance for loan losses	(20,605)	(19,534)

Net loans	1,957,336	1,807,228

Premises and equipment, net	42,744	41,350
Intangible assets, net	97,286	98,296
Other assets	103,114	99,544

Total assets	$2,791,295	$2,611,356

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$274,336	$271,237
Interest-bearing	1,949,018	1,837,728

Total deposits	2,223,354	2,108,965

Federal funds purchased	29,000	—
Federal Home Loan Bank advances	120,581	144,212
Junior subordinated debentures	64,123	64,204
Other borrowed funds	4,341	8,007
Other liabilities	33,262	33,264

Total liabilities	2,474,661	2,358,652

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized; 19,993,559 and 17,233,559 shares issued; 18,356,974 and 15,536,475 shares outstanding at June 30, 2007, and December 31, 2006, respectively	99,968	86,168
Treasury stock, at cost	(24,677)	(25,719)
Additional paid-in capital	128,944	83,844
Retained earnings	122,863	114,254
Accumulated other comprehensive loss	(10,464)	(5,843)

Total shareholders’ equity	316,634	252,704

Total liabilities and shareholders’ equity	$2,791,295	$2,611,356

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$37,472	$32,083	$73,325	$62,575
Securities:
Taxable	4,579	3,921	8,682	7,335
Tax-exempt	1,107	1,131	2,218	2,253
Other	383	462	1,026	1,251

Total interest income	43,541	37,597	85,251	73,414

Interest expense
Deposits	19,070	13,676	37,051	26,000
Borrowings	2,952	2,979	6,020	5,964

Total interest expense	22,022	16,655	43,071	31,964

Net interest income	21,519	20,942	42,180	41,450
Provision for loan losses	800	(360)	1,550	708

Net interest income after provision for loan losses	20,719	21,302	40,630	40,742

Noninterest income
Service charges on deposit accounts	4,919	4,527	9,763	8,951
Fees and commissions	4,122	3,659	7,850	6,662
Insurance commissions	918	868	1,728	1,690
Trust revenue	618	630	1,185	1,260
Securities gains (losses)	(1)	4	78	25
BOLI income	523	383	929	784
Gains on sales of mortgage loans	1,225	674	2,371	1,434
Other	543	288	1,640	1,660

Total noninterest income	12,867	11,033	25,544	22,466

Noninterest expense
Salaries and employee benefits	13,083	12,301	26,010	24,513
Data processing	1,265	1,053	2,467	2,035
Net occupancy	1,845	1,737	3,625	3,550
Equipment	991	951	1,942	1,924
Professional fees	715	615	1,292	1,307
Advertising	777	904	1,556	1,683
Intangible amortization	391	414	785	845
Other	4,300	4,084	8,191	8,093

Total noninterest expense	23,367	22,059	45,868	43,950

Income before income taxes	10,219	10,276	20,306	19,258
Income taxes	3,132	3,233	6,257	5,714

Net income	$7,087	$7,043	$14,049	$13,544

Basic earnings per share	$0.42	$0.45	$0.86	$0.87

Diluted earnings per share	$0.41	$0.44	$0.85	$0.86

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net cash provided by operating activities	$19,665	$11,172

Investing activities
Purchases of securities available for sale	(122,098)	(100,244)
Proceeds from sales of securities available for sale	49,539	29,262
Proceeds from call/maturities of securities available for sale	32,668	27,943
Net increase in loans	(152,079)	(85,655)
Proceeds from sales of premises and equipment	—	57
Purchases of premises and equipment	(3,371)	(2,303)

Net cash used in investing activities	(195,341)	(130,940)

Financing activities
Net increase in noninterest-bearing deposits	3,099	22,416
Net increase in interest-bearing deposits	111,290	92,599
Net increase in short-term borrowings	9,334	40,322
Repayment of long-term debt	(7,577)	(53,436)
Cash paid for dividends	(5,440)	(4,766)
Cash received on exercise of stock-based compensation	401	1,425
Proceeds from equity offering	58,529	—

Net cash provided by financing activities	169,636	98,560
Net decrease in cash and cash equivalents	(6,040)	(21,208)
Cash and cash equivalents at beginning of period	98,201	95,863

Cash and cash equivalents at end of period	$92,161	$74,655

Supplemental disclosures
Transfers of loans to other real estate	$421	$1,936

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in prior periods have been reclassified to conform to the current presentation.

On July 24, 2006, the Company announced a three-for-two stock split in the form of a stock dividend payable on August 28, 2006 to shareholders of record as of August 11, 2006. As a result of the stock split, the Company issued 5,744,010 shares of its common stock. Share and per share amounts included herein have been restated to reflect the three-for-two stock split.

New accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities. This statement also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of reviewing the potential impact of this statement.

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

Note 2 Shareholders' Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through June 30, 2007, allows the Company to purchase up to 2,095,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of June 30, 2007, 264,756 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the six months ended June 30, 2007, the Company reissued 60,499 shares from treasury in connection with the vesting and exercise of stock-based compensation. The Company did not repurchase any shares during the first six months of 2007.

The Company declared a cash dividend for the second quarter of 2007 of $0.16 per share as compared to $0.16 per share for the first quarter of 2007 and $0.15 per share for the second quarter of 2006. Total cash dividends paid to shareholders by the Company were $5,440 and $4,766 for the six month periods ended June 30, 2007 and 2006, respectively.

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

On May 11, 2007, the Company completed the sale of 2,400,000 shares of its common stock at a price of $22.50 per share in a firm commitment underwritten offering. On June 1, 2007, the Company completed the sale of 360,000 shares of its common stock in connection with the exercise of the over-allotment option granted to the underwriters associated with the aforementioned offering. Net proceeds from the offering, including proceeds received in connection with the underwriters’ exercise of their over-allotment option, totaled $58,529.

Note 3 Loans

The Company adopted and applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the acquisition of Heritage Financial Holding Corporation (“Heritage”). There was evidence of deterioration of the credit quality of these loans since origination, and it was probable, at the acquisition date, that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at June 30, 2007 is as follows:

Commercial	$5,339
Consumer	59
Mortgage	309

Total outstanding balance	$5,707

Total carrying amount	$4,393

Accretable Yield
Balance at January 1, 2007	$21
Additions	—
Reclassifications from nonaccretable difference	129
Accretion	(80)

Balance at June 30, 2007	$70

The Company did not increase the allowance for loan losses for these loans during the six months ended June 30, 2007.

Note 4 Goodwill

During the first six months of 2007, the Company adjusted goodwill to reflect the tax benefits associated with the exercise of stock options assumed in connection with the Heritage acquisition. As a result, the goodwill associated with the Heritage acquisition was reduced $225.

Note 5 Interest Rate Swap

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it receives a fixed rate of interest and pays a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. This hedging relationship is assessed under the hypothetical derivative method, and the swap is considered to be effective. At June 30, 2007, the swap had a fair value of $(202) which has been recorded in “Other Liabilities”. The Company accounts for the swap in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 6 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,087	$7,043	$14,049	$13,544
Other comprehensive income:
Unrealized holding losses on securities available for sale	(4,787)	(3,464)	(4,343)	(4,381)
Reclassification adjustment for losses (gains) realized in net income	1	(2)	(48)	(15)
Unrealized losses on interest rate swap	(540)	(206)	(375)	(206)
Net change in defined benefit pension and other post-retirement plans	128	—	145	—

Other comprehensive income (loss)	(5,198)	(3,672)	(4,621)	(4,602)

Comprehensive income	$1,889	$3,371	$9,428	$8,942

Note 7 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$—	$—	$11	$13
Interest cost	249	247	17	17
Expected return on plan assets	(356)	(343)	—	—
Prior service cost recognized	8	7	—	1
Recognized loss	94	129	17	16

Net periodic benefit cost	$(5)	$40	$45	$47

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$—	$—	$22	$26
Interest cost	499	494	34	35
Expected return on plan assets	(712)	(687)	—	—
Prior service cost recognized	15	15	—	2
Recognized loss	187	257	33	32

Net periodic benefit cost	$(11)	$79	$89	$95

Note 8 Income Taxes

FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. The Company adopted the provisions of FIN 48, on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of FIN 48. As of January 1, 2007, the Company has $171,000 of unrecognized tax benefits related to federal and state income tax matters. If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate during 2007 relative to any tax positions taken prior to January 1, 2007. As of January 1, 2007, the Company has accrued $26,000 for interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Note 9 Net Income Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net income applicable to common stock	$7,087	$7,043	$14,049	$13,544

Average common shares outstanding	17,029,781	15,504,993	16,296,223	15,482,279

Net income per common share-basic	$0.42	$0.45	$0.86	$0.87

Diluted:
Net income applicable to common stock	$7,087	$7,043	$14,049	$13,544

Average common shares outstanding	17,029,781	15,504,993	16,296,223	15,482,279
Stock awards	263,133	327,317	281,880	310,590

Average common shares outstanding-diluted	17,292,914	15,832,310	16,578,103	15,792,869
Net income per common share-diluted	$0.41	$0.44	$0.85	$0.86

Note 10 Segment Reporting

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi (Mississippi Region), Tennessee (Tennessee Region) and Alabama (Alabama Region), and the delivery of insurance services through its insurance agency (Renasant Insurance). In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio and costs associated with our data processing and back office functions, are not allocated to its segments. Rather, these revenues and expenses are shown in the “Other” column, which also includes revenues and expenses associated with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Community Bank			Renasant Insurance	Other	Consolidated
	Mississippi Region	Tennessee Region	Alabama Region
At or for the three month period ended June 30, 2007:
Net interest income	$13,807	$3,105	$5,145	$21	$(559)	$21,519
Provision for loan losses	295	206	299	—	—	800
Noninterest income	7,624	488	2,514	962	1,279	12,867
Noninterest expense	7,961	2,217	4,519	789	7,881	23,367
Income before income taxes	13,175	1,170	2,841	194	(7,161)	10,219
Income tax expense	4,148	368	894	69	(2,347)	3,132
Net income (loss)	9,027	802	1,947	125	(4,814)	7,087
Total assets	1,540,696	494,995	745,117	6,300	4,187	2,791,295
Goodwill	2,265	39,217	46,871	2,783	—	91,136

At or for the three month period ended June 30, 2006:
Net interest income	$14,018	$2,923	$5,213	$5	$(1,217)	$20,942
Provision for loan losses	297	71	(728)	—	—	(360)
Noninterest income	7,263	254	1,968	914	634	11,033
Noninterest expense	7,749	2,175	3,778	791	7,566	22,059
Income before income taxes	13,235	931	4,131	128	(8,149)	10,276
Income tax expense	4,242	298	1,324	44	(2,675)	3,233
Net income (loss)	8,993	633	2,807	84	(5,474)	7,043
Total assets	1,441,389	413,360	635,601	6,196	6,787	2,503,333
Goodwill	2,265	39,217	47,165	2,783	—	91,430

At or for the six month period ended June 30, 2007:
Net interest income	$27,668	$6,182	$10,113	$41	$(1,824)	$42,180
Provision for loan losses	602	355	593	—	—	1,550
Noninterest income	15,645	814	4,902	1,988	2,195	25,544
Noninterest expense	15,505	4,412	8,805	1,523	15,623	45,868
Income before income taxes	27,206	2,229	5,617	506	(15,252)	20,306
Income tax expense	8,592	704	1,774	183	(4,996)	6,257
Net income (loss)	18,614	1,525	3,843	323	(10,256)	14,049
Total assets	1,540,696	494,995	745,117	6,300	4,187	2,791,295
Goodwill	2,265	39,217	46,871	2,783	—	91,136

At or for the six month period ended June 30, 2006:
Net interest income	$27,434	$5,684	$10,425	$6	$(2,099)	$41,450
Provision for loan losses	922	178	(392)	—	—	708
Noninterest income	14,197	476	3,747	1,833	2,213	22,466
Noninterest expense	15,249	4,208	7,532	1,541	15,420	43,950
Income before income taxes	25,460	1,774	7,032	298	(15,306)	19,258
Income tax expense	7,798	543	2,154	103	(4,884)	5,714
Net income (loss)	17,662	1,231	4,878	195	(10,422)	13,544
Total assets	1,441,389	413,360	635,601	6,196	6,787	2,503,333
Goodwill	2,265	39,217	47,165	2,783	—	91,430

Note 11 Subsequent Event

On July 1, 2007, the Company completed its acquisition of Capital Bancorp, Inc. (“Capital”), a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. On the same date, Capital Bank & Trust Company was merged into Renasant Bank. At June 30, 2007, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area and had total assets of approximately $614,000, deposits of approximately $490,000 and total shareholders’ equity of approximately $36,000. The Company issued approximately 2.8 million shares of its common stock and paid approximately $56,000 in cash for 100% of the voting equity interests in Capital. The aggregate transaction value, including the dilutive impact of Capital’s options assumed by the Company, is expected to be approximately $126,400.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except share data)

This Form 10-Q may contain, or incorporate by reference, statements regarding Renasant Corporation (referred to herein as the “Company”, “we”, “our”, or “us”) which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements usually include words such as “expects,” “projects,” “proposes,” “anticipates,” “believes,” “intends,” “estimates,” “strategy,” “plan,” “potential,” “possible” and other similar expressions. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the effect of economic conditions and interest rates on a national, regional or international basis; (2) risks associated with the Company’s recently completed acquisition of Capital Bancorp, Inc. (“Capital”), including, without limitation, risks relating to the Company’s ability to integrate Capital’s operations, the compatibility of the combining companys’ operating systems and the degree to which existing administrative and back-office functions and costs are complimentary with or redundant of Capital’s; (3) the performance of the Company’s business after its merger with Capital; (4) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (5) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (6) the financial resources of, and products available to, competitors; (7) changes in laws and regulations, including changes in accounting standards; (8) changes in policy by regulatory agencies; (9) changes in the securities and foreign exchange markets; (10) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (11) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (12) an insufficient allowance for loan losses as a result of inaccurate assumptions; (13) general economic, market or business conditions; (14) changes in demand for loan products and financial services; (15) concentration of credit exposure; (16) changes or the lack of changes in interest rates, yield curves and interest rate spread relationship; and (17) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

On May 11, 2007, the Company completed the sale of 2,400,000 shares of its common stock at a price of $22.50 per share in a firm commitment underwritten offering. On June 1, 2007, the Company completed the sale of 360,000 shares of its common stock in connection with the exercise of the over-allotment option granted to the underwriters associated with the aforementioned offering. Net proceeds from the offering, including proceeds received in connection with the underwriters’ exercise of their over-allotment option, totaled $58,529.

On July 1, 2007, the Company completed its acquisition of Capital, a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. On the same date, Capital Bank & Trust Company was merged into Renasant Bank. At June 30, 2007, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area

and had total assets of approximately $614,000, deposits of approximately $490,000 and total shareholders’ equity of approximately $36,000. See Note 11, “Subsequent Event,” in the Notes to Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements,” for details regarding the terms and conditions of the Company’s merger with Capital.

Financial Condition

Total assets for the Company increased to $2,791,295 on June 30, 2007 from $2,611,356 on December 31, 2006, representing an increase of 6.89%.

Cash and cash equivalents decreased $6,040 from $98,201 at December 31, 2006 to $92,161 at June 30, 2007. Cash and cash equivalents represented 3.30% of total assets at June 30, 2007 compared to 3.76% of total assets at December 31, 2006. Our investment portfolio increased to $460,606 at June 30, 2007 from $428,065 at December 31, 2006 as we invested excess funds from the generation of deposits.

Mortgage loans held for sale were $38,048 at June 30, 2007 compared to $38,672 at December 31, 2006. In the first six months of 2007, the Company was able to grow its levels of mortgage originations in an environment in which mortgage activity nationally continues to slow as compared to prior years. Originations of mortgage loans to be sold totaled $307,607 for the first six months of 2007 as compared to $209,612 for the same period in 2006. In the third quarter of 2006, the Company expanded its retail mortgage operations by opening loan production offices in Hoover and Montgomery, Alabama, offering 1-4 family residential mortgages. Additionally, the Company expanded its wholesale mortgage operations by hiring a group of wholesale mortgage lenders in Corinth, Mississippi. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. The Company does not actively market or originate subprime mortgage loans.

The loan balance, net of unearned income, at June 30, 2007 was $1,977,941, representing an increase of $151,179 from $1,826,762 at December 31, 2006.

The growth in loans during the first six months of 2007 is attributable to loan production across all three of our geographic regions. Loans in the Mississippi, Tennessee and Alabama regions grew $47,725, $43,898 and $59,556, respectively, during the first six months of 2007 compared to the respective balances at December 31, 2006. We expect future loan growth to be primarily from the Tennessee and Alabama regions and from certain key markets within the Mississippi region. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	June 30, 2007	December 31, 2006
Commercial, financial, agricultural	$265,062	$236,741
Lease financing	3,409	4,234
Real estate – construction	247,241	242,669
Real estate – 1-4 family mortgages	669,557	636,060
Real estate – commercial mortgages	715,408	629,354
Installment loans to individuals	77,264	77,704

Total loans, net of unearned income	$1,977,941	$1,826,762

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At June 30, 2007, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $1,010 to $97,286 at June 30, 2007 from $98,296 at December 31, 2006. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Heritage and Renasant

Bancshares, Inc. acquisitions and an adjustment to goodwill from tax benefits associated with the exercise of stock options assumed in connection with the Heritage acquisition. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $114,389 to $2,223,354 at June 30, 2007 from $2,108,965 on December 31, 2006. Noninterest-bearing deposits increased $3,099 to $274,336 at June 30, 2007 compared to $271,237 at December 31, 2006. Interest-bearing deposits grew $111,290 to $1,949,018 at June 30, 2007 from $1,837,728 at December 31, 2006 due to growth in public fund transactional accounts and time deposits. Through June 30, 2007, interest-bearing public fund transactional accounts increased $70,425 from the balance at December 31, 2006. However, during the second quarter of 2007, the balance of these public fund transactional accounts decreased $32,799 from the balance at March 31, 2007. Management expects the balances of these public fund transaction accounts to continue to decrease throughout the remainder of the year as government agencies utilize the funds held in these accounts.

Total borrowings consists of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), subordinated debentures and other borrowings. Total borrowings were $218,045 at June 30, 2007 compared to $216,423 at December 31, 2006. FHLB advances decreased $23,631 to $120,581 at June 30, 2007 compared to $144,212 at December 31, 2006.

Shareholders’ equity increased 25.30% to $316,634 at June 30, 2007 compared to $252,704 at December 31, 2006. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income. The aforementioned equity offering completed during the second quarter of 2007 increased shareholders’ equity by $58,500.

Results of Operations – Second Quarter of 2007 as Compared to the Second Quarter of 2006

Summary

Net income for the three month period ended June 30, 2007 was $7,087, an increase of $44, or 0.62%, from net income of $7,043 for the same period in 2006. Basic earnings per share were $0.42 and diluted earnings per share were $0.41 for the three month period ended June 30, 2007, as compared to basic earnings per share of $0.45 and diluted earnings per share of $0.44 for the comparable period a year ago.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income grew 2.76% to $21,519 for the second quarter of 2007 compared to $20,942 for the same period in 2006 due in part to a significant increase in public fund deposits that funded short term investments. On a tax equivalent basis, net interest margin for the three month period ended June 30, 2007 was 3.66% compared to 3.96% for the same period in 2006. Net interest income for the second quarter of 2007 includes $61 in interest income related to certain Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) as compared to $120 in interest income from similar loans for the second quarter of 2006. The additional interest income from these loans was due to increased cash flows that exceeded initial estimates. This additional interest income increased net interest margin by 1 and 2 basis points for the second quarter of 2007 and 2006, respectively.

Interest income grew 15.81% to $43,541 for the second quarter of 2007 from $37,597 for the same period in 2006. The growth in interest income was driven by changes in volume even though the tax equivalent yield on earning assets increased 25 basis points to 7.25%. The average balance of interest-earning assets for the three months ending June 30, 2007 increased $251,276 as compared to the same period in 2006 due primarily to the aforementioned loan growth.

Interest expense increased $5,367 to $22,022 for the three months ended June 30, 2007 as compared to $16,655 for the same period in 2006. This increase resulted from the growth in interest-bearing deposits, as well as the increase in the cost of all interest-bearing liabilities. Interest expense associated with public fund transactional accounts was $3,686 for the second quarter of 2007. As the balances of these accounts continue to decrease through the remainder of the year, interest expense associated with such accounts is expected to correspondingly decline. The average balance of interest-bearing deposits at June 30, 2007 increased $217,865 as compared to the same period in 2006. The cost of interest-bearing deposits increased 76 basis points to 3.92% for the second quarter of 2007 compared to 3.16% for the same period in 2006. Overall, the cost of interest-bearing liabilities increased 69 basis points to 4.10% over this same period.

Noninterest Income

Noninterest income was $12,867 for the three month period ended June 30, 2007 compared to $11,033 for the same period in 2006, an increase of $1,834, or 16.62%. The growth in noninterest income is attributable to growth in service charges on deposits, loan fees and gains recognized on the sale of mortgage loans in the secondary market.

Service charges on deposits were $4,919 for the second quarter of 2007, an increase of 8.66% over $4,527 for the same period in 2006. Service charges represent the largest component of noninterest income. Overdraft fees were $4,336 for the three month period ended June 30, 2007, an increase of $425, or 10.88%, compared to the same period in 2006.

Fees and commissions include fees charged for both deposit services (other than service charges on deposits) and loan services. Fees and commissions were $4,122 and $3,659 for the three month periods ended June 30, 2007 and 2006, respectively. Fees charged for loan services increased $267 to $2,447 for the second quarter of 2007 compared to $2,180 for the same period in 2006. This increase reflects the loan growth, including mortgage loans originated and sold in the secondary market, the Company has achieved over the same period. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the second quarter, fees associated with debit card usage were $968, up 21.06% from the same period in 2006. The Company also provides specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products declined to $252 for the second quarter of 2007 compared to $325 for the same period in 2006. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

Our emphasis on specialized products and services is designed to better serve the needs of our clients. The trust department within the Financial Services division operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the second quarter of 2007 was $618 as compared to $630 for the same period of 2006. The market value of assets under management as of June 30, 2007 was $515,381, an increase of approximately $54,998 from the prior year.

Gains from sales of mortgage loans increased to $1,225 for the three months ended June 30, 2007 compared to $674 for the same period in 2006. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations. Originations of mortgage loans to be sold totaled $166,030 for the second quarter of 2007 as compared to $115,402 for same period in 2006. In addition, gains on the sale of mortgage loans were positively impacted by higher volumes of retail originations during the second quarter of 2007 as compared to 2006. Typically, retail originations carry a higher spread when sold than wholesale originations.

Other noninterest income increased $255 to $543 for the three months ended June 30, 2007 as compared to the same period in 2006. Other noninterest income for the three months ended June 30, 2007 includes a $252 nontaxable death benefit from life insurance.

Noninterest Expense

Noninterest expense was $23,367 for the three month period ended June 30, 2007 compared to $22,059 for the same period in 2006, an increase of $1,308, or 5.93%.

Salaries and employee benefits for the three month period ended June 30, 2007 were $13,083, which is $782 greater than the same period last year. The increase in salaries and employee benefits is due to normal annual salary increases which were effective March 2007, strategic hires and increases in incentive and performance benefits.

Data processing costs for the three month period ended June 30, 2007 were $1,265, an increase of $212 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended June 30, 2007 increased $148 to $2,836 over the comparable period for the prior year. In June 2007 the Company opened a new full service branch in Oxford, Mississippi.

Amortization of intangible assets decreased to $391 for the three months ended June 30, 2007 compared to $414 for the same period in 2006. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.43% for the three month period ended June 30, 2007 and 3.56% for the comparable period in 2006. The net overhead ratio was 1.54% and 1.78% for the second quarter of 2007 and 2006, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio decreased to 66.30% for the three month period ended June 30, 2007 compared to 67.22% for the same period of 2006. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income tax expense was $3,132 for the three month period ended June 30, 2007 (with an effective tax rate of 30.65%), compared to $3,233 (with an effective tax rate of 31.46%) for the same period in 2006. The three month period ended June 30, 2007 included a $252 nontaxable death benefit from life insurance which resulted in a lower effective tax rate for the second quarter of 2007 as compared to the second quarter of 2006. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Results of Operations – Six Months Ended June 30, 2007 as Compared to the Six Months Ended June 30, 2006

Summary

Net income for the six month period ended June 30, 2007 was $14,049, an increase of $505, or 3.73%, from net income of $13,544 for the same period in 2006. Basic earnings per share were $0.86 and diluted earnings per share were $0.85 for the six month period ended June 30, 2007, as compared to basic earnings per share of $0.87 and diluted earnings per share of $0.86 for the comparable period a year ago.

Net Interest Income

Net interest income grew 1.76% to $42,180 for the six months ended June 30, 2007 compared to $41,450 for the same period in 2006. On a tax equivalent basis, net interest margin for the six month period ended June 30, 2007 was 3.66% compared to 3.98% for the same period in 2006. Net interest income for the first six months of 2007 includes $80 in interest income related to certain Heritage loans accounted for under SOP 03-3 as compared to $382 in interest income from similar loans for the first quarter of 2006. This additional interest income increased net interest margin by 1 and 4 basis points for the first six months of 2007 and 2006, respectively.

Interest income grew 16.12% to $85,251 for the first six months of 2007 from $73,414 for the same period in 2006. The growth in interest income was driven by changes in volume and in rate. The average balance of interest-earning assets for the six months ending June 30, 2007 increased $228,805 as compared to the same period in 2006 due primarily to the aforementioned loan growth. Over this same period, the tax equivalent yield on earning assets increased 33 basis points to 7.26%.

Interest expense increased $11,107 to $43,071 for the six months ended June 30, 2007 as compared to $31,964 for the same period in 2006. Interest expense associated with public fund transactional accounts was $6,870 for the first six months of 2007. The average balance of interest-bearing deposits at June 30, 2007 increased $213,856 as compared to the same period in 2006. The cost of interest-bearing deposits increased 82 basis points to 3.88% for the six months ended June 30, 2007 compared to 3.06% for the same period in 2006. Overall, the cost of interest-bearing liabilities increased 76 basis points to 4.07% over this same period.

Noninterest Income

Noninterest income was $25,544 for the six month period ended June 30, 2007 compared to $22,466 for the same period in 2006, an increase of $3,078, or 13.70%.

Service charges on deposits were $9,763 for the first six months of 2007, an increase of 9.07% over $8,951 for the same period in 2006. Overdraft fees were $8,555 for the six month period ended June 30, 2007, an increase of $901, or 11.77%, compared to the same period in 2006.

Fees and commissions were $7,850 and $6,662 for the six month periods ended June 30, 2007 and 2006, respectively. Fees charged for loan services increased $784 to $4,601 for the first six months of 2007 compared to $3,817 for the same period in 2006. For the six month period ended June 30, 2007, fees associated with debit card usage were $1,894, up 23.33% from the same period in 2006. Revenues generated from the sale of all specialized products by the Financial Services division totaled $450 for the six month period ended June 30, 2007 compared to $542 for the same period in 2006. Revenue generated by the trust department for managing accounts was $1,185 as compared to $1,260 for the same period of 2006.

Gains from sales of mortgage loans increased to $2,371 for the six months ended June 30, 2007 compared to $1,434 for the same period in 2006. Originations of mortgage loans to be sold totaled $307,607 for the first six months of 2007 as compared to $209,612 for same period in 2006.

Other noninterest income was $1,640 and $1,660 for the six month periods ended June 30, 2007 and 2006, respectively. Other noninterest income for the six months ended June 30, 2007 includes a $499 gain recognized on the sale of other real estate and a $252 nontaxable death benefit from life insurance. In comparison, other noninterest income for the six months ended June 30, 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called in February 2006 and a $397 nontaxable death benefit from life insurance. Other noninterest income also includes contingency income of $252 and $137 for the six months ended June 30, 2007 and 2006, respectively. Contingency income is a bonus received from insurance underwriters and is based on both commission income and claims experience on our client’s policies during the previous year.

Noninterest Expense

Noninterest expense was $45,868 for the six month period ended June 30, 2007 compared to $43,950 for the same period in 2006, an increase of $1,918, or 4.36%.

Salaries and employee benefits for the six month period ended June 30, 2007 were $26,010 which is $1,497 greater than the same period last year. The increase in salaries and employee benefits is due to normal annual salary increases which were effective March 2007, strategic hires and increases in incentive and performance benefits.

Data processing costs for the six month period ended June 30, 2007 were $2,467, an increase of $432 compared to the same period last year. Net occupancy expense and equipment expense for the six month period ended June 30, 2007 increased $93 to $5,567 over the comparable period for the prior year.

Amortization of intangible assets decreased to $785 for the six months ended June 30, 2007 compared to $845 for the same period in 2006.

Noninterest expense as a percentage of average assets was 3.43% for the six month period ended June 30, 2007 and 3.59% for the comparable period in 2006. The net overhead ratio was 1.52% and 1.76% for the first six months of 2007 and 2006, respectively. Our efficiency ratio decreased to 66.09% for the six month period ended June 30, 2007 compared to 67.03% for the same period of 2006. The improvement in the net overhead and efficiency ratios is reflective of the growth in noninterest income exceeding the growth in noninterest expenses.

Income tax expense was $6,257 for the six month period ended June 30, 2007 (with an effective tax rate of 30.81%), compared to $5,714 (with an effective tax rate of 29.67%) for the same period in 2006.

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

Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were 0.38% at June 30, 2007 compared to 0.62% at December 31, 2006. Nonaccrual loans at June 30, 2007, were $5,905, down $1,916 as compared to the balance at December 31, 2006. Loans past due 90 days or more still accruing interest decreased $1,819 to $1,648 at June 30, 2007 compared to $3,467 at December 31, 2006. Management has evaluated these loans and other loans classified as non-performing and concluded that all non-performing loans have been adequately reserved for in the allowance for loan losses at June 30, 2007.

The provision for loan losses was $800 and $(360) for the three months ended June 30, 2007 and 2006, respectively. For the second quarter of 2007, net charge-offs were $277, or 0.06% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2006 of $(877), or (0.20)% annualized. During the second quarter of 2006, we recovered $1,256 on loans previously charged-off. Of the total recoveries for the second quarter of 2006, two recoveries, associated with loans charged-off by Heritage prior to its acquisition by us, totaling $875 comprise the majority of the recoveries. The provision for loan losses was $1,550 and $708 for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, net charge-offs were $479, or 0.05% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2006 of $81, or 0.01% annualized.

In determining the amount of provision to charge to current period operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The allowance for loan losses as a percentage of loans was 1.04% at June 30, 2007 as compared to 1.07% at December 31, 2006, and 1.10% at June 30, 2006. The reduction of the allowance for loan losses as a percentage of loans was primarily due to growth in the loan portfolio.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2007		2006
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$20,082	$19,534	$19,300	$18,990	$18,473	$18,363
Loans charged-off	338	323	773	896	379	1,034
Recoveries of loans previously charged-off	(61)	(121)	(207)	(306)	(1,256)	(76)

Net charge-offs	277	202	566	590	(877)	958
Provision for loan losses	800	750	800	900	(360)	1,068

Balance at end of period	$20,605	$20,082	$19,534	$19,300	$18,990	$18,473

Nonaccruing loans	$5,905	$6,368	$7,821	$6,264	$5,978	$2,509
Accruing loans 90 days past due or more	1,648	3,913	3,467	1,798	1,745	1,546

Total nonperforming loans	7,553	10,281	11,288	8,062	7,723	4,055
Other real estate owned and repossessions	2,309	2,897	4,579	3,502	3,697	3,922

Total nonperforming assets	$9,862	$13,178	$15,867	$11,564	$11,420	$7,977

Allowance for loan losses to total loans	1.04%	1.06%	1.07%	1.10%	1.10%	1.11%
Allowance for loan losses to nonperforming loans	272.81	195.33	173.05	239.39	245.89	455.56
Annualized net charge-offs to average loans	0.06	0.04	0.12	0.13	(0.20)	0.23
Nonperforming loans to total loans	0.38	0.54	0.62	0.46	0.45	0.24
Nonperforming assets to total assets	0.35	0.48	0.61	0.46	0.46	0.32

The table below presents net charge-offs (recoveries) by loan type for the three and six month periods ending June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commercial, financial, agricultural	$6	$(228)	$31	$(83)
Lease financing	—	—	—	—
Real estate – construction	53	97	46	97
Real estate – 1-4 family mortgages	182	90	338	854
Real estate – commercial mortgages	—	(866)	(4)	(845)
Installment loans to individuals	36	30	68	58

Total net charge-offs	$277	$(877)	$479	$81

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of June 30, 2007, and December 31, 2006:

	June 30, 2007	December 31, 2006
Specific reserves	$5,681	$4,377
Allocated reserves based on loan grades	14,924	15,157

Total reserves	$20,605	$19,534

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. Total deposits increased $114,389 to $2,223,354 at June 30, 2007 from $2,108,965 on December 31, 2006.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. At June 30, 2007, we had $29,000 outstanding in federal funds purchased. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk; FHLB advances may also be used to meet day to day liquidity needs. As of June 30, 2007, our outstanding balance with the FHLB was $120,581 compared to $144,212 at December 31, 2006. The Company used a portion of the excess funds generated from deposit growth to pay down its FHLB borrowings. The total amount of remaining credit available to us from the FHLB at June 30, 2007 was $588,030. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At June 30, 2007, there were no amounts outstanding under these lines of credit.

For the six months ended June 30, 2007, our total cost of funds, including noninterest-bearing demand deposit accounts, was 3.63%, up from 2.92% for the same period in 2006. Noninterest-bearing demand deposit accounts made up approximately 10.82% of our average total deposits and borrowed funds at June 30, 2007 down from 11.69% at June 30, 2006. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 33.76% of our average total deposits and borrowed funds and had an average cost of 2.65%, compared to 34.29% of the average total deposits and borrowed funds with an average cost of 2.00% for the same period in 2006. Another significant source of funds was time deposits, making up 46.75% of the average total deposits and borrowed funds with an average cost of 4.77% for the six months ended June 30, 2007, compared to 43.36% of the average total deposits and borrowed funds with an average cost of 3.90% for the same period in 2006. FHLB advances made up approximately 5.49% of our average total deposits and borrowed funds with an average cost of 4.98%, compared to 7.10% of the average total deposits and borrowed funds with an average cost of 4.32% for the same period in 2006.

Cash and cash equivalents were $92,161 at June 30, 2007 compared to $74,655 at June 30, 2006. Cash used in investing activities for the six months ended June 30, 2007 was $195,341 compared to $130,940 for the same period of 2006. The primary contribution to this increase was due to investment securities purchases of $122,098 and a net increase in loans of $152,079. Proceeds from the sale and maturity of our investment security portfolio for the six months ended June 30, 2007 was $82,207.

Cash provided by financing activities for the six months ended June 30, 2007 was $169,636 compared to $98,560 for the same period of 2006. Cash flows from the generation of deposits were $114,389 for the six months ended June 30, 2007 compared to $115,015 for the same period in 2006. Cash provided from the generation of deposits for the six months ended June 30, 2007 was used primarily to fund the $152,079 in loan growth. Cash provided by financing activities for the six months ended June 30, 2007 also includes the net proceeds of $58,529 from the aforementioned equity offering.

Under the terms of our merger agreement with Capital, described in Note 11, “Subsequent Event,” in the Notes to Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements,” the Company paid approximately $56,000 to Capital shareholders as part of the merger consideration. The Company used the net proceeds from its offering of common stock to fund the cash portion of the merger consideration payable in connection with the Company’s acquisition of Capital. Other Company expenditures arising in connection with the Company’s acquisition of Capital are expected to be funded using the remaining net proceeds of the offering and, if necessary, the Company’s traditional sources of liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of June 30, 2007, we met all capital adequacy requirements to which we are subject. As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of June 30, 2007:

	Company	Bank
Tier I Leverage (to average assets)	11.02%	8.56%
Tier I Capital (to risk-weighted assets)	13.81%	10.69%
Total Capital (to risk-weighted assets)	14.79%	11.67%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank. The above ratios for the Company include the capital raised in the equity offering completed during the second quarter of 2007, resulting in ratios higher than historically maintained by the Company. After the completion of the merger with Capital and the use of the capital raised in such equity offering to fund the cash portion of the merger consideration, the Company’s capital ratios are expected to be in line with its historical ratios.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At June 30, 2007, the unrestricted surplus for Renasant Bank was approximately $306,647. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2007, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $24,542. There were no loans outstanding from Renasant Bank to the Company at June 30, 2007. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first six months of 2007, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $17.25 and $16.27 at June 30, 2007 and December 31, 2006, respectively.

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

The Company's unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at June 30, 2007 were approximately $627,635 and $22,655, respectively, compared to $577,439 and $23,245, respectively, at December 31, 2006.

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it receives a fixed rate of interest and pays a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. This hedging relationship is assessed under the hypothetical derivative method, and the swap is considered to be effective.

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

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Additional risk factors relating to the Company are set forth (1) under the heading “Risk Factors” in the prospectus dated May 8, 2007 filed by the Company in connection with its stock offering and (2) under the heading “Risk Factors” in the prospectus dated May 24, 2007 filed by the Company in connection with its acquisition of Capital Bancorp, Inc. The above-referenced sections of these prospectuses are incorporated into this Item 1A by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares in the six month period ending June 30, 2007.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Renasant Corporation was held on April 17, 2007. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitations.

Proposals 1 and 2 related to the election of directors. All of the Company’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Votes “For”	Votes Withheld	Abstentions/ Non-Votes
Class 2 Directors (term expiring in 2010)
Francis J. Cianciola	11,916,034	151,999	995,993
John M. Creekmore	10,413,768	1,654,265	995,993
Neal A. Holland, Jr.	11,931,962	136,071	995,993
E. Robinson McGraw	11,925,092	142,941	995,993
Theodore S. Moll	11,881,045	186,988	995,993
J. Larry Young	11,880,870	187,163	995,993
Class 3 Directors (term expiring in 2008)
John W. Smith	11,900,159	167,874	995,993

The term of office of each of the following directors continued at the 2007 Annual Meeting:

Class 1 Directors (term expiring in 2009):

George H. Booth, II, Frank B. Brooks, John T. Foy, Harold B. Jeffreys, Jack C. Johnson

Class 3 Directors (term expiring in 2008):

William M. Beasley, Marshall H. Dickerson, Richard L. Heyer, Jr., J. Niles McNeel and H. Joe Trulove

On July 1, 2007 and in connection with the acquisition of Capital, Renasant’s board of directors elected Albert J. Dale, III, R. Rick Hart and Michael D. Shmerling to serve as directors of Renasant. These directors were elected as Class 3 directors and thus will stand for election at Renasant’s 2008 Annual Meeting of Shareholders. The committee assignments for these directors will be determined at a future meeting of Renasant’s board of directors.

Item 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Capital Bancorp, Inc. and Capital Bank & Trust Company, dated as of February 5, 2007, as amended by Amendment Number One to Agreement and Plan of Merger dated March 2, 2007(1)

3.1	Articles of Incorporation of Renasant Corporation, as amended(2)

3.2	Restated Bylaws of Renasant Corporation, as amended(3)

4.1	Articles of Incorporation of Renasant Corporation, as amended(2)

4.2	Restated Bylaws of Renasant Corporation, as amended(3)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.1	Prospectus dated May 8, 2007 of the Company relating to the offering of 2,400,000 shares of Company common stock (4)

99.2	Prospectus dated May 24, 2007 of the Company relating to the acquisition of Capital Bancorp, Inc. (5)

(1)	Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2007 and, as to Amendment Number One, filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2007, each of which is incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the Securities and Exchange Commission a copy of such schedules upon request.
(2)	Filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 7, 2007 and incorporated herein by reference.
(4)	Filed with the Securities and Exchange Commission on May 8, 2007 pursuant to Rule 424(b)(4) (File No. 333-141335) and incorporated herein by reference.
(5)	Filed with the Securities and Exchange Commission on May 24, 2007 pursuant to Rule 424(b)(3) (File No. 333-141449) and incorporated herein by reference.

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

August 8, 2007	RENASANT CORPORATION

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