Form 10-Q
period 2007-09-30
RENASANT CORP
filed 2007-11-09
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-12154

RENASANT CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

209 Troy Street, Tupelo, Mississippi	38804
(Address of principal executive offices)	(Zip code)

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

Common stock, $5.00 Par Value, 20,994,892 shares outstanding as of November 1, 2007.

RENASANT CORPORATION

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$80,957	$76,268
Interest-bearing balances with banks	10,691	21,933

Cash and cash equivalents	91,648	98,201

Securities available for sale	543,017	428,065

Mortgage loans held for sale	25,911	38,672

Loans, net of unearned income	2,588,563	1,826,762
Allowance for loan losses	(26,926)	(19,534)

Net loans	2,561,637	1,807,228

Premises and equipment, net	48,277	41,350
Intangible assets, net	196,643	98,296
Other assets	117,386	99,544

Total assets	$3,584,519	$2,611,356

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$315,813	$271,237
Interest-bearing	2,348,064	1,837,728

Total deposits	2,663,877	2,108,965

Federal funds purchased	56,500	—
Federal Home Loan Bank advances	331,724	144,212
Junior subordinated debentures and notes	76,235	64,204
Other borrowed funds	19,529	8,007
Other liabilities	44,342	33,264

Total liabilities	3,192,207	2,358,652

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized; 22,790,797 and 17,233,559 shares issued; 20,983,501 and 15,536,475 shares outstanding at September 30, 2007, and December 31, 2006, respectively	113,954	86,168
Treasury stock, at cost	(28,272)	(25,719)
Additional paid-in capital	184,640	83,844
Retained earnings	127,578	114,254
Accumulated other comprehensive loss	(5,588)	(5,843)

Total shareholders’ equity	392,312	252,704

Total liabilities and shareholders’ equity	$3,584,519	$2,611,356

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$49,712	$34,715	$123,038	$97,290
Securities:
Taxable	5,428	4,001	14,110	11,336
Tax-exempt	1,239	1,132	3,456	3,385
Other	257	222	1,283	1,473

Total interest income	56,636	40,070	141,887	113,484

Interest expense
Deposits	24,486	15,016	61,538	41,016
Borrowings	5,452	3,351	11,471	9,315

Total interest expense	29,938	18,367	73,009	50,331

Net interest income	26,698	21,703	68,878	63,153
Provision for loan losses	1,313	900	2,863	1,608

Net interest income after provision for loan losses	25,385	20,803	66,015	61,545

Noninterest income
Service charges on deposit accounts	5,239	4,686	15,002	13,637
Fees and commissions	4,104	3,662	11,892	10,324
Insurance commissions	930	975	2,658	2,665
Trust revenue	806	630	2,053	1,890
Securities gains	—	—	78	25
BOLI income	570	399	1,499	1,183
Gains on sales of mortgage loans	1,201	1,029	3,572	2,463
Other	596	332	2,236	1,992

Total noninterest income	13,446	11,713	38,990	34,179

Noninterest expense
Salaries and employee benefits	15,010	13,013	41,020	37,526
Data processing	1,425	1,122	3,892	3,157
Net occupancy	2,163	1,828	5,788	5,378
Equipment	1,106	960	3,048	2,884
Professional fees	645	528	1,937	1,835
Advertising	887	1,014	2,443	2,698
Intangible amortization	610	398	1,395	1,243
Other	4,843	4,182	13,034	12,274

Total noninterest expense	26,689	23,045	72,557	66,995

Income before income taxes	12,142	9,471	32,448	28,729
Income taxes	3,845	2,839	10,102	8,553

Net income	$8,297	$6,632	$22,346	$20,176

Basic earnings per share	$0.39	$0.43	$1.25	$1.30

Diluted earnings per share	$0.39	$0.42	$1.23	$1.27

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net cash provided by operating activities	$52,805	$29,273

Investing activities
Purchases of securities available for sale	(149,051)	(111,462)
Proceeds from sales of securities available for sale	51,986	30,518
Proceeds from call/maturities of securities available for sale	53,203	42,076
Net increase in loans	(252,117)	(119,102)
Proceeds from sales of premises and equipment	144	57
Purchases of premises and equipment	(4,802)	(2,179)
Net cash paid in business combination	(52,712)	—

Net cash used in investing activities	(353,349)	(160,092)

Financing activities
Net increase in noninterest-bearing deposits	4,611	7,494
Net increase in interest-bearing deposits	59,782	109,469
Net increase in short-term borrowings	182,522	72,446
Proceeds from long-term debt	70,100	—
Repayment of long-term debt	(68,836)	(73,181)
Purchase of treasury stock	(4,005)	—
Cash paid for dividends	(9,022)	(7,281)
Cash received on exercise of stock-based compensation	713	1,775
Proceeds from equity offering	58,126	—

Net cash provided by financing activities	293,991	110,722

Net decrease in cash and cash equivalents	(6,553)	(20,097)
Cash and cash equivalents at beginning of period	98,201	95,863

Cash and cash equivalents at end of period	$91,648	$75,766

Supplemental disclosures
Transfers of loans to other real estate	$2,103	$2,812

See Notes to Condensed Consolidated Financial Statements

RENASANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

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

On July 1, 2007, the Company completed its acquisition of Capital Bancorp, Inc. (“Capital”). The financial condition and results of operation for Capital are included in the Company’s financial statements since the date of the acquisition. See Note 11, “Mergers and Acquisitions,” in these Notes to Consolidated Financial Statements for further details regarding the terms and conditions of the Company’s merger with Capital.

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

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through September 30, 2007, allows the Company to purchase up to 2,095,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. This plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. During the nine months ended September 30, 2007, the Company repurchased 198,553 common shares in open market transactions at an average price of $20.17. As of September 30, 2007, 66,203 shares remained authorized under this plan. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the nine months ended September 30, 2007, the Company reissued 88,341 shares from treasury in connection with the vesting and exercise of stock-based compensation.

The Company declared a cash dividend for the third quarter of 2007 of $0.17 per share as compared to $0.16 per share for the third quarter of 2006. Total cash dividends paid to shareholders by the Company were $9,022 and $7,281 for the nine month periods ended September 30, 2007 and 2006, respectively.

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

On May 11, 2007, the Company completed the sale of 2,400,000 shares of its common stock at a price of $22.50 per share in a firm commitment underwritten offering. On June 1, 2007, the Company completed the sale of 360,000 shares of its common stock in connection with the exercise of the over-allotment option granted to the underwriters associated with the aforementioned offering. Net proceeds from the offering, including proceeds received in connection with the underwriters’ exercise of their over-allotment option, totaled $58,126.

In connection with its acquisition of Capital, the Company issued 2,797,238 shares of its common stock at a value of $67,497 and assumed Capital’s outstanding options with a value of $2,496.

Note 3 Loans

The Company adopted and applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the acquisition of Heritage Financial Holding Corporation. There was evidence of deterioration of the credit quality of these loans since origination, and it was probable, at the acquisition date, that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at September 30, 2007 is as follows:

Commercial	$5,181
Consumer	59
Mortgage	308

Total outstanding balance	$5,548

Total carrying amount	$4,272

Accretable Yield
Balance at January 1, 2007	$21
Additions	—
Reclassifications from nonaccretable difference	160
Accretion	(118)

Balance at September 30, 2007	$63

The Company did not increase the allowance for loan losses for these loans during the nine months ended September 30, 2007.

Note 4 Goodwill

The changes in the carrying amount of intangible assets during the first nine months of 2007 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of December 31, 2006	$91,361	$6,219	$716
Intangible assets acquired	94,053	5,975	—
Amortization expense	—	(1,165)	(230)
Adjustment to previously recorded goodwill	(262)	—	(24)

Balance as of September 30, 2007	$185,152	$11,029	$462

The adjustment to previously recorded goodwill reflects tax benefits associated with the exercise of stock options assumed in connection with the acquisitions of Heritage and Renasant Bancshares, Inc.

Note 5 Interest Rate Swap

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it receives a fixed rate of interest and pays a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. This hedging relationship is assessed under the hypothetical derivative method, and the swap is considered to be effective. At September 30, 2007, the swap had a fair value of $860 which has been recorded in “Other Assets”. The Company accounts for the swap in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 6 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$8,297	$6,632	$22,346	$20,176
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	4,152	4,537	(191)	157
Reclassification adjustment for gains realized in net income	—	—	(48)	(15)
Unrealized gains on interest rate swap	652	576	277	370
Net change in defined benefit pension and other post-retirement plans	72	—	217	—

Other comprehensive income	4,876	5,113	255	512

Comprehensive income	$13,173	$11,745	$22,601	$20,688

Note 7 Employee Benefit Plans

The following tables provide the components of net pension cost and other benefit cost recognized for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$—	$—	$11	$13
Interest cost	250	247	17	18
Expected return on plan assets	(356)	(344)	—	—
Prior service cost recognized	7	8	—	—
Recognized loss	93	128	16	17

Net periodic benefit cost	$(6)	$39	$44	$48

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$—	$—	$33	$39
Interest cost	749	741	51	53
Expected return on plan assets	(1,068)	(1,031)	—	—
Prior service cost recognized	22	23	—	2
Recognized loss	280	385	49	49

Net periodic benefit cost	$(17)	$118	$133	$143

Note 8 Income Taxes

FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. The Company adopted the provisions of FIN 48, on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of FIN 48. As of January 1, 2007, the Company has $171 of unrecognized tax benefits related to federal and state income tax matters. If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate during 2007 relative to any tax positions taken prior to January 1, 2007. As of January 1, 2007, the Company has accrued $26 for interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Net income applicable to common stock	$8,297	$6,632	$22,346	$20,176
Average common shares outstanding	21,096,156	15,529,002	17,913,783	15,508,589
Net income per common share-basic	$0.39	$0.43	$1.25	$1.30

Diluted:
Net income applicable to common stock	$8,297	$6,632	$22,346	$20,176
Average common shares outstanding	21,096,156	15,529,002	17,913,783	15,508,589
Stock awards	341,692	375,211	299,126	333,031

Average common shares outstanding-diluted	21,437,848	15,904,213	18,212,909	15,841,620
Net income per common share-diluted	$0.39	$0.42	$1.23	$1.27

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

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended September 30, 2007:
Net interest income	$13,878	$8,893	$5,187	$22	$(1,282)	$26,698
Provision for loan losses	488	160	665	—	—	1,313
Noninterest income	7,747	945	2,356	1,075	1,323	13,446
Noninterest expense	7,890	5,262	4,264	789	8,484	26,689
Income before income taxes	13,247	4,416	2,614	308	(8,443)	12,142
Income tax expense	4,322	1,441	853	112	(2,883)	3,845
Net income (loss)	8,925	2,975	1,761	196	(5,560)	8,297
Total assets	1,537,611	1,267,742	767,658	7,735	3,773	3,584,519
Goodwill	2,265	133,270	46,834	2,783	—	185,152

Three Months Ended September 30, 2006:
Net interest income	$14,510	$3,011	$5,677	$15	$(1,510)	$21,703
Provision for loan losses	702	80	118	—	—	900
Noninterest income	7,259	389	2,301	989	775	11,713
Noninterest expense	7,958	2,224	4,150	735	7,978	23,045
Income before income taxes	13,109	1,096	3,710	269	(8,713)	9,471
Income tax expense	4,042	338	1,144	98	(2,783)	2,839
Net income (loss)	9,067	758	2,566	171	(5,930)	6,632
Total assets	1,440,440	427,728	650,470	6,390	5,864	2,530,892
Goodwill	2,265	39,217	47,165	2,783	—	91,430

Nine Months Ended September 30, 2007:
Net interest income	$41,546	$15,075	$15,300	$64	$(3,107)	$68,878
Provision for loan losses	1,090	515	1,258	—	—	2,863
Noninterest income	23,392	1,759	7,258	3,063	3,518	38,990
Noninterest expense	23,395	9,674	13,069	2,312	24,107	72,557
Income before income taxes	40,453	6,645	8,231	815	(23,696)	32,448
Income tax expense	12,934	2,125	2,632	296	(7,885)	10,102
Net income (loss)	27,519	4,520	5,599	519	(15,811)	22,346
Total assets	1,537,611	1,267,742	767,658	7,735	3,773	3,584,519
Goodwill	2,265	133,270	46,834	2,783	—	185,152

Nine Months Ended September 30, 2006:
Net interest income	$41,944	$8,695	$16,102	$21	$(3,609)	$63,153
Provision for loan losses	1,624	258	(274)	—	—	1,608
Noninterest income	21,456	865	6,048	2,822	2,988	34,179
Noninterest expense	23,207	6,432	11,682	2,276	23,398	66,995
Income before income taxes	38,569	2,870	10,742	567	(24,019)	28,729
Income tax expense	11,840	881	3,297	201	(7,666)	8,553
Net income (loss)	26,729	1,989	7,445	366	(16,353)	20,176
Total assets	1,440,440	427,728	650,470	6,390	5,864	2,530,892
Goodwill	2,265	39,217	47,165	2,783	—	91,430

Note 11 Mergers and Acquisitions

On July 1, 2007, the Company completed its acquisition by merger of Capital, a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. On the same date, Capital Bank & Trust Company was merged into Renasant Bank. On June 30, 2007, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area (the “Nashville MSA”). At June 30, 2007, Capital had total assets of $614,802, loans of $515,982, deposits of $490,257 and total shareholders’ equity of $36,267. The acquisition of Capital allowed the Company to further its strategic initiatives by expanding its geographic footprint into the Nashville MSA. The Company issued 2,797,238 shares of its common stock and paid $56,055 in cash for 100% of the voting equity interests in Capital. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. The Company used the proceeds of its equity offering, discussed above in Note 2, “Shareholders’ Equity,” to pay the cash portion of the merger consideration. The aggregate transaction value, including the dilutive impact of Capital’s options assumed by the Company, was $131,350. In connection with the acquisition, the Company recorded approximately $100,028 in intangible assets. The intangible assets are not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Capital based on their fair values on July 1, 2007. The Company is finalizing the value of certain assets and liabilities. As such, the adjustments included in the following table are preliminary and may change.

Allocation of Purchase Price for Capital Bancorp, Inc.

Purchase Price:
Shares issued to common shareholders	2,797,238
Purchase price per share	$24.13

Value of stock paid		$67,497
Cash paid		56,055
Fair value of options assumed		2,496
Deal charges		5,302

Total Purchase Price		$131,350

Net Assets Acquired:
Stockholders’ equity at 7/1/07	$36,267
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(141)
Loans, net of unearned income	(3,569)
Fixed assets	328
Core deposits intangible	5,975
Other assets	(58)
Deposits	(359)
FHLB advances	(80)
Trust preferred securities	240
Other liabilities	(520)
Deferred income taxes	(786)

Total Net Assets Acquired		37,297

Goodwill resulting from merger		$94,053

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2007 and 2006 of the Company as though the merger with Capital and the equity offering to fund the cash portion of the merger consideration had been completed as of the beginning of each respective period.

	For the Nine Months Ended September 30
	2007	2006
Interest income	$163,661	$141,513
Interest expense	84,508	63,225

Net interest income	79,153	78,288
Provision for loan losses	4,168	2,728
Noninterest income	40,247	35,980
Noninterest expense	80,852	77,577

Income before income taxes	34,380	33,963
Income taxes	10,827	10,473

Net income	$23,553	$23,490

Earnings per share:
Basic	$1.11	$1.12

Diluted	$1.09	$1.09

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the effect of economic conditions and interest rates on a national, regional or international basis; (2) the performance of the Company’s business after its merger with Capital Bancorp, Inc. (“Capital”); (3) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationship; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

On May 11, 2007, the Company completed the sale of 2,400,000 shares of its common stock at a price of $22.50 per share in a firm commitment underwritten offering. On June 1, 2007, the Company completed the sale of 360,000 shares of its common stock in connection with the exercise of the over-allotment option granted to the underwriters associated with the aforementioned offering. Net proceeds from the offering, including proceeds received in connection with the underwriters’ exercise of their over-allotment option, totaled $58,126.

On July 1, 2007, the Company completed its acquisition by merger of Capital, a bank holding company headquartered in Nashville, Tennessee, and the parent of Capital Bank & Trust Company, a Tennessee banking corporation. On the same date, Capital Bank & Trust Company was merged into Renasant Bank. At June 30, 2007, Capital operated seven full-service banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area and had total assets of $614,802, loans of $515,982, deposits of $490,257 and total shareholders’ equity of $36,267. See Note 11, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements,” for details regarding the terms and conditions of the Company’s merger with Capital.

Financial Condition

Total assets for the Company increased to $3,584,519 on September 30, 2007 from $2,611,356 on December 31, 2006, representing an increase of 37.27%. The acquisition of Capital contributed total assets of $614,802, or 63.18% of the increase in total assets.

Cash and cash equivalents decreased $6,553 from $98,201 at December 31, 2006 to $91,648 at September 30, 2007. Cash and cash equivalents represented 2.56% of total assets at September 30, 2007 compared to 3.76% of total assets at December 31, 2006. Our investment portfolio increased to $543,017 at September 30, 2007 from $428,065 at December 31, 2006. The acquisition of Capital contributed investment securities with a balance of $72,234, or 62.84% of the increase in investments.

Mortgage loans held for sale were $25,911 at September 30, 2007 compared to $38,672 at December 31, 2006. Originations of mortgage loans to be sold totaled $457,636 for the first nine months of 2007 as compared to $334,795 for the same period in 2006. In the first nine months of 2007, the Company was able to grow its levels of mortgage originations in an environment in which mortgage activity nationally continues to slow as compared to prior years. This increase in originations of mortgage loans to be sold was due in part to the expansion of our retail mortgage operations in Alabama and the hiring of a group of wholesale mortgage lenders in Mississippi in the latter part of the third quarter of 2006. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. The Company does not actively market or originate subprime mortgage loans. For the first nine months of 2007, originations of subprime mortgage loans constituted .05% of the aggregate originations of mortgage loans.

The loan balance, net of unearned income, at September 30, 2007 was $2,588,563, representing an increase of $761,801 from $1,826,762 at December 31, 2006. The acquisition of Capital contributed total loans of $515,982, or 67.73% of the increase in total loans. Excluding Capital’s loans, loans increased $245,819 from December 31, 2006.

The growth in loans during the first nine months of 2007 is attributable to loan production across all three of our geographic regions. Excluding the loans acquired from Capital, loans in the Mississippi, Tennessee and Alabama regions grew $66,854, $82,064 and $96,901, respectively, during the first nine months of 2007 compared to the respective balances at December 31, 2006. We expect future loan growth to be primarily from the Tennessee and Alabama regions and from certain key markets within the Mississippi region. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	September 30, 2007	December 31, 2006
Commercial, financial, agricultural	$336,157	$236,741
Lease financing	2,906	4,234
Real estate – construction	401,652	242,669
Real estate – 1-4 family mortgages	841,266	636,060
Real estate – commercial mortgages	925,001	629,354
Installment loans to individuals	81,581	77,704

Total loans, net of unearned income	$2,588,563	$1,826,762

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At September 30, 2007, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets increased $98,347 to $196,643 at September 30, 2007 from $98,296 at December 31, 2006. The increase reflects $94,053 and $5,975 of goodwill and core deposits intangible, respectively, recorded in connection with the acquisition of Capital. The core deposits intangible is being amortized over its estimated useful life of ten years.

Total deposits increased $554,912 to $2,663,877 at September 30, 2007 from $2,108,965 on December 31, 2006. The acquisition of Capital contributed total deposits of $490,257, or 88.35% of the increase in total deposits. Excluding Capital’s deposits, deposits increased $64,655 from December 31, 2006. Noninterest-bearing deposits increased $44,576 to $315,813 at September 30, 2007 compared to $271,237 at December 31, 2006. Interest-bearing deposits grew $510,336 to $2,348,064 at September 30, 2007 from $1,837,728 at December 31, 2006.

Total borrowings consist of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), subordinated debentures and other borrowings. Total borrowings were $483,988 at September 30, 2007 compared to $216,423 at December 31, 2006. The Company relied on borrowings, in addition to deposits, as a funding source for loan growth during 2007. The Company has $56,500 in federal funds purchased at September 30, 2007. As of December 31, 2006, the Company did not have any federal funds purchased outstanding. FHLB advances increased $187,512 to $331,724 at September 30, 2007 compared to $144,212 at December 31, 2006. The acquisition of Capital increased our FHLB advances by $57,254. Subordinated debentures and notes increased $12,031 to $76,235 at September 30, 2007 as compared to $64,204 at December 31, 2006. In connection with the acquisition of Capital, the Company assumed Capital’s outstanding subordinated notes which totaled $12,372.

Shareholders’ equity increased 55.25% to $392,312 at September 30, 2007 compared to $252,704 at December 31, 2006. The acquisition of Capital increased shareholders’ equity by $69,993, or 50.14% of the increase in total shareholders’ equity. The aforementioned equity offering completed during the second quarter of 2007 increased shareholders’ equity by $58,126. Other factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income.

Results of Operations – Third Quarter of 2007 as Compared to the Third Quarter of 2006

Summary

Net income for the three month period ended September 30, 2007 was $8,297, an increase of $1,665, or 25.11%, from net income of $6,632 for the same period in 2006. Basic and diluted earnings per share were $0.39 for the three month period ended September 30, 2007, as compared to basic earnings per share of $0.43 and diluted earnings per share of $0.42 for the comparable period a year ago.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income grew 23.02% to $26,698 for the third quarter of 2007 compared to $21,703 for the same period in 2006. On a tax equivalent basis, net interest margin for the three month period ended September 30, 2007 was 3.52% compared to 4.02% for the same period in 2006. Net interest income for the third quarter of 2007 includes $38 in interest income related to certain Heritage Financial Holding Corporation (“Heritage”) loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) as compared to $527 in interest income from similar loans for the third quarter of 2006. The additional interest income from these loans was due to increased cash flows that exceeded initial estimates. This additional interest income increased net interest margin for the third quarter of 2006 by 9 basis points. The acquisition of Capital decreased our margin by 2 basis points for the third quarter of 2007.

Interest income grew 41.34% to $56,636 for the third quarter of 2007 from $40,070 for the same period in 2006. The growth in interest income was primarily driven by increases in volume, although the tax equivalent yield on earning assets increased 3 basis points to 7.32%. The average balance of interest-earning assets for the three months ending September 30, 2007 increased $892,130 as compared to the same period in 2006 due to organic loan growth and the acquisition of Capital. The acquisition of Capital increased our average interest earnings assets $589,656.

Interest expense increased $11,571 to $29,938 for the three months ended September 30, 2007 as compared to $18,367 for the same period in 2006. This increase resulted from the growth in interest-bearing deposits, as well as the increase in the cost of all interest-bearing liabilities. The average balance of interest-bearing deposits for the three months ended September 30, 2007 increased $656,688 as compared to the same period in 2006. The acquisition of Capital increased the average balance of interest-bearing deposits by $450,292. The cost of interest-bearing deposits increased 63 basis points to 4.07% for the third quarter of 2007 compared to 3.44% for the same period in 2006. Overall, the cost of interest-bearing liabilities increased 58 basis points to 4.28% over this same period.

Noninterest Income

Noninterest income was $13,446 for the three month period ended September 30, 2007 compared to $11,713 for the same period in 2006, an increase of $1,733, or 14.80%. For the three month period ended September 30, 2007, Capital contributed $688 to noninterest income. Excluding Capital’s noninterest income, the Company’s noninterest income increased $1,045, or 8.9% as compared to the third quarter of 2006. The growth in noninterest income is attributable to growth in service charges on deposits, loan fees and gains recognized on the sale of mortgage loans in the secondary market.

Service charges on deposits were $5,239 for the third quarter of 2007, an increase of 11.80% over $4,686 for the same period in 2006. Service charges represent the largest component of noninterest income. Overdraft fees were $4,662 for the three month period ended September 30, 2007, an increase of $578, or 14.14%, compared to the same period in 2006.

Fees and commissions include fees charged for both deposit services (other than service charges on deposits) and loan services. Fees and commissions were $4,104 and $3,662 for the three month periods ended September 30, 2007 and 2006, respectively. Fees charged for loan services increased $263 to $2,481 for the third quarter of 2007 compared to $2,218 for the same period in 2006. This increase reflects the loan growth, including mortgage loans originated and sold in the secondary market, the Company has achieved over the same period in 2006. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the third quarter, fees associated with debit card usage were $1,016, up 25.43% from the same period in 2006. The Company also provides specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products declined slightly to $243 for the third quarter of 2007 compared to $248 for the same period in 2006. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

The trust department operates on a custodial basis which includes administration of benefit plans, accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the third quarter of 2007 was $806 as compared to $630 for the same period of 2006. The market value of assets under management as of September 30, 2007 was $542,734, an increase of approximately $15,032 from the prior year.

Gains from sales of mortgage loans increased to $1,201 for the three months ended September 30, 2007 compared to $1,029 for the same period in 2006. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations (both retail and wholesale). Originations of mortgage loans to be sold totaled $150,029 for the third quarter of 2007 as compared to $125,183 for same period in 2006. In addition, gains on the sale of mortgage loans were positively impacted by higher volumes of retail originations during the third quarter of 2007 as compared to 2006. Typically, retail originations carry a higher profit margin when sold as compared to wholesale originations.

Other noninterest income increased $264 to $596 for the three months ended September 30, 2007 as compared to the same period in 2006. Other noninterest income for the three months ended September 30, 2007 includes a $141 gain resulting from insurance proceeds that exceeded the write-off of premises and equipment due to a fire.

Noninterest Expense

Noninterest expense was $26,689 for the three month period ended September 30, 2007 compared to $23,045 for the same period in 2006, an increase of $3,644, or 15.81%. The acquisition of Capital increased noninterest expense by $3,657, including $604 of merger related expenses. Excluding these noninterest expenses, the Company’s noninterest expenses decreased $13 as compared to the third quarter of 2006.

Salaries and employee benefits for the three month period ended September 30, 2007 were $15,010, which is $1,997 greater than the same period last year. The acquisition of Capital increased salaries and employee benefits by $1,858 for the three month period ended September 30, 2007.

Data processing costs for the three month period ended September 30, 2007 were $1,425, an increase of $303 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended September 30, 2007 increased $481 to $3,269 over the comparable period for the prior year, primarily due to additional depreciation on assets placed into service and expenses related to Capital.

Amortization of intangible assets increased to $610 for the three months ended September 30, 2007 compared to $398 for the same period in 2006. The increase is due to the amortization of the finite-lived intangible assets recorded as a result of the Capital acquisition. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 3.01% for the three month period ended September 30, 2007 and 3.63% for the comparable period in 2006. The net overhead ratio was 1.49% and 1.79% for the third quarter of 2007 and 2006, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio decreased to 64.97% for the three month period ended September 30, 2007 compared to 67.26% for the same period of 2006. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income tax expense was $3,845 for the three month period ended September 30, 2007 (with an effective tax rate of 31.67%), compared to $2,839 (with an effective tax rate of 29.98%) for the same period in 2006. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Results of Operations – Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006

Summary

Net income for the nine month period ended September 30, 2007 was $22,346, an increase of $2,170, or 10.76%, from net income of $20,176 for the same period in 2006. Basic earnings per share were $1.25 and diluted earnings per share were $1.23 for the nine month period ended September 30, 2007, as compared to basic earnings per share of $1.30 and diluted earnings per share of $1.27 for the comparable period a year ago.

Net Interest Income

Net interest income grew 9.07% to $68,878 for the nine months ended September 30, 2007 compared to $63,153 for the same period in 2006. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2007 was 3.60% compared to 3.99% for the same period in 2006. Net interest income for the first nine months of 2007 includes $118 in interest income related to certain Heritage loans accounted for under SOP 03-3 as compared to $910 in interest income from similar loans for the first nine months of 2006. This additional interest income increased net interest margin by 1 and 6 basis points for the first nine months of 2007 and 2006, respectively.

Interest income grew 25.03% to $141,887 for the first nine months of 2007 from $113,484 for the same period in 2006. The growth in interest income was driven by changes in volume and in rate. The average balance of interest-earning assets for the nine months ending September 30, 2007 increased $452,405 as compared to the same period in 2006 due primarily to the aforementioned loan growth. Over this same period, the tax equivalent yield on earning assets increased 24 basis points to 7.29%.

Interest expense increased $22,678 to $73,009 for the nine months ended September 30, 2007 as compared to $50,331 for the same period in 2006. The cost of interest-bearing deposits increased 76 basis points to 3.95% for the nine months ended September 30, 2007 compared to 3.19% for the same period in 2006. Overall, the cost of interest-bearing liabilities increased 71 basis points to 4.15% over this same period.

Noninterest Income

Noninterest income was $38,990 for the nine month period ended September 30, 2007 compared to $34,179 for the same period in 2006, an increase of $4,811, or 14.08%.

Service charges on deposits were $15,002 for the first nine months of 2007, an increase of 10.01% over $13,637 for the same period in 2006. Overdraft fees were $13,218 for the nine month period ended September 30, 2007, an increase of $1,479, or 12.60%, compared to the same period in 2006.

Fees and commissions were $11,892 and $10,324 for the nine month periods ended September 30, 2007 and 2006, respectively. Fees charged for loan services increased $1,048 to $7,082 for the first nine months of 2007 compared to $6,034 for the same period in 2006. For the nine month period ended September 30, 2007, fees associated with debit card usage were $2,910, up 24.05% from the same period in 2006. Revenues generated from the sale of all specialized products by the Financial Services division totaled $692 for the nine month period ended September 30, 2007 compared to $790 for the same period in 2006. Revenue generated by the trust department for managing accounts was $2,053 as compared to $1,890 for the same period of 2006.

Gains from sales of mortgage loans increased to $3,572 for the nine months ended September 30, 2007 compared to $2,463 for the same period in 2006. Originations of mortgage loans to be sold totaled $457,636 for the first nine months of 2007 as compared to $334,795 for same period in 2006.

Other noninterest income was $2,236 and $1,992 for the nine month periods ended September 30, 2007 and 2006, respectively. Other noninterest income for the nine months ended September 30, 2007 includes a $499 gain recognized on the sale of other real estate, a $252 nontaxable death benefit from life insurance and a $141 gain resulting from insurance proceeds that exceeded the write-off of premises and equipment due to a fire. In comparison, other noninterest income for the nine months ended September 30, 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called in February 2006 and a $439 nontaxable death benefit from life insurance. Other noninterest income also includes contingency income of $261 and $145 for the nine months ended September 30, 2007 and 2006, respectively. Contingency income is a bonus received from insurance underwriters and is based on both commission income and claims experience on our client’s policies during the previous year.

Noninterest Expense

Noninterest expense was $72,557 for the nine month period ended September 30, 2007 compared to $66,995 for the same period in 2006, an increase of $5,562, or 8.30%.

Salaries and employee benefits for the nine month period ended September 30, 2007 were $41,020 which is $3,494 greater than the same period last year. The increase in salaries and employee benefits is due the acquisition of Capital, normal annual salary increases which were effective March 2007 and strategic hires.

Data processing costs for the nine month period ended September 30, 2007 were $3,892, an increase of $735 compared to the same period last year. Net occupancy expense and equipment expense for the nine month period ended September 30, 2007 increased $574 to $8,836 over the comparable period for the prior year. In June 2007, the Company opened a new full service branch in Oxford, Mississippi.

Amortization of intangible assets increased to $1,395 for the nine months ended September 30, 2007 compared to $1,243 for the same period in 2006.

Noninterest expense as a percentage of average assets was 3.26% for the nine month period ended September 30, 2007 and 3.60% for the comparable period in 2006. The net overhead ratio was 1.51% and 1.77% for the first nine months of 2007 and 2006, respectively. Our efficiency ratio improved to 65.67% for the nine month period ended September 30, 2007 compared to 67.11% for the same period of 2006. The improvement in the net overhead and efficiency ratios is reflective of the growth in noninterest income exceeding the growth in noninterest expenses.

Income tax expense was $10,102 for the nine month period ended September 30, 2007 (with an effective tax rate of 31.13%), compared to $8,553 (with an effective tax rate of 29.77%) for the same period in 2006.

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

Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were 0.57% at September 30, 2007 compared to 0.62% at December 31, 2006. Nonaccrual loans at September 30, 2007, were $12,657, up $4,836 as compared to the balance at December 31, 2006. The acquisition of Capital increased the nonaccrual loan balance by $1,259. The remainder of the increase is due primarily from the addition of two loans from our Alabama region to nonaccrual status. Loans past due 90 days or more still accruing interest decreased $1,342 to $2,125 at September 30, 2007 compared to $3,467 at December 31, 2006. Management has evaluated these loans and other loans classified as non-performing and concluded that all non-performing loans have been adequately reserved for in the allowance for loan losses at September 30, 2007.

The provision for loan losses was $1,313 and $900 for the three months ended September 30, 2007 and 2006, respectively. For the third quarter of 2007, net charge-offs were $377, or 0.06% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2006 of $590, or 0.13% annualized. The provision for loan losses was $2,863 and $1,608 for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net charge-offs were $856, or 0.05% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2006 of $671, or 0.05% annualized.

In determining the amount of provision to charge to current period operations, management considers the risk rating of individual credits, the size and diversity of the loan portfolio, current trends in net charge-offs, trends in non-performing loans, trends in past due loans and current economic conditions in the markets in which we operate.

The allowance for loan losses as a percentage of loans was 1.04% at September 30, 2007 as compared to 1.07% at December 31, 2006, and 1.10% at September 30, 2006. The reduction of the allowance for loan losses as a percentage of loans was primarily due to growth in the loan portfolio.

The table below presents information and ratios regarding loans, net charge-offs, the allowance for loan losses and nonperforming loans.

	2007			2006
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$20,605	$20,082	$19,534	$19,300	$18,990	$18,473	$18,363
Addition from acquisitions	5,385	—	—	—	—	—	—
Loans charged-off	634	338	323	773	896	379	1,034
Recoveries of loans previously charged-off	(257)	(61)	(121)	(207)	(306)	(1,256)	(76)

Net charge-offs	377	277	202	566	590	(877)	958
Provision for loan losses	1,313	800	750	800	900	(360)	1,068

Balance at end of period	$26,926	$20,605	$20,082	$19,534	$19,300	$18,990	$18,473

Nonaccruing loans	$12,657	$5,905	$6,368	$7,821	$6,264	$5,978	$2,509
Accruing loans 90 days past due or more	2,125	1,648	3,913	3,467	1,798	1,745	1,546

Total nonperforming loans	14,782	7,553	10,281	11,288	8,062	7,723	4,055
Other real estate owned and repossessions	3,168	2,309	2,897	4,579	3,502	3,697	3,922

Total nonperforming assets	$17,950	$9,862	$13,178	$15,867	$11,564	$11,420	$7,977

Allowance for loan losses to total loans	1.04%	1.04%	1.06%	1.07%	1.10%	1.10%	1.11%
Allowance for loan losses to nonperforming loans	182.15	272.81	195.33	173.05	239.39	245.89	455.56
Annualized net charge-offs to average loans	0.06	0.06	0.04	0.12	0.13	(0.20)	0.23
Nonperforming loans to total loans	0.57	0.38	0.54	0.62	0.46	0.45	0.24
Nonperforming assets to total assets	0.50	0.35	0.48	0.61	0.46	0.46	0.32

The table below presents net charge-offs (recoveries) by loan type for the three and nine month periods ending September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commercial, financial, agricultural	$(136)	$57	$(105)	$(26)
Lease financing	—	—	—	—
Real estate – construction	63	13	109	110
Real estate – 1-4 family mortgages	110	336	448	1,190
Real estate – commercial mortgages	2	127	(2)	(718)
Installment loans to individuals	338	57	406	115

Total net charge-offs	$377	$590	$856	$671

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of September 30, 2007, and December 31, 2006:

	September 30, 2007	December 31, 2006
Specific reserves	$6,640	$4,377
Allocated reserves based on loan grades	20,286	15,157

Total reserves	$26,926	$19,534

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. Total deposits increased $554,912 to $2,663,877 at September 30, 2007 from $2,108,965 on December 31, 2006. The acquisition of Capital represented $490,257, or 88.35% of the increase in total deposits.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. The balance of our securities portfolio was $543,017 at September 30, 2007 as compared to $428,065 at December 31, 2006. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. The Company utilized borrowings, primarily short-term borrowings, as a funding source for loan growth during 2007 in addition to deposits. We focused on utilizing short-term borrowings as we expect the short-term interest rates to decline in the future. At September 30, 2007, we had $56,500 outstanding in federal funds purchased. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk; FHLB advances may also be used to meet day to day liquidity needs. As of September 30, 2007, our outstanding balance with the FHLB was $331,724 compared to $144,212 at December 31, 2006. The total amount of remaining credit available to us from the FHLB at September 30, 2007 was $383,538. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At September 30, 2007, there were no amounts outstanding under these lines of credit.

For the nine months ended September 30, 2007, our total cost of funds, including noninterest-bearing demand deposit accounts, was 3.72%, up from 3.04% for the same period in 2006. Noninterest-bearing demand deposit accounts made up approximately 10.37% of our average total deposits and borrowed funds at September 30, 2007 down from 11.80% at September 30, 2006. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 32.28% of our average total deposits and borrowed funds and had an average cost of 2.69%, compared to 33.80% of the average total deposits and borrowed funds with an average cost of 2.09% for the same period in 2006. Another significant source of funds was time deposits, making up 47.06% of the average total deposits and borrowed funds with an average cost of 4.82% for the nine months ended September 30, 2007, compared to 43.73% of the average total deposits and borrowed funds with an average cost of 4.04% for the same period in 2006. FHLB advances made up approximately 6.92% of our average total deposits and borrowed funds with an average cost of 5.02%, compared to 6.80% of the average total deposits and borrowed funds with an average cost of 4.41% for the same period in 2006.

Cash and cash equivalents were $91,648 at September 30, 2007 compared to $75,766 at September 30, 2006. Cash used in investing activities for the nine months ended September 30, 2007 was $353,349 compared to $160,092 for the same period of 2006. The primary contribution to this increase was due to a net increase in loans of $252,117. Purchases of investment securities were $149,051 for the nine months ending September 30, 2007 offset by proceeds from the sale and maturity of our investment security portfolio of $105,189.

Cash provided by financing activities for the nine months ended September 30, 2007 was $293,991 compared to $110,722 for the same period of 2006. Cash flows from the generation of deposits were $64,393 for the nine months ended September 30, 2007 compared to $116,963 for the same period in 2006. Cash provided from the generation of deposits and other borrowings for the nine months ended September 30, 2007 was used primarily to fund the $252,117 in net loan growth. Cash provided by financing activities for the nine months ended September 30, 2007 also includes the net proceeds of $58,126 from the aforementioned equity offering.

Under the terms of our merger agreement with Capital, described in Note 11, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements,” the Company paid $56,055 to Capital shareholders as part of the merger consideration. The Company used the net proceeds from its offering of common stock to fund the cash portion of the merger consideration payable in connection with the Company’s acquisition of Capital. Other expenditures arising in connection with the Company’s acquisition of Capital were funded using the remaining net proceeds of the offering and the Company’s traditional sources of liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of September 30, 2007, we met all capital adequacy requirements to which we are subject. As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In the opinion of management, there are no conditions or events since the last notification that have changed our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of September 30, 2007:

	Company	Bank
Tier I Leverage (to average assets)	8.26%	8.03%
Tier I Capital (to risk-weighted assets)	9.99%	9.71%
Total Capital (to risk-weighted assets)	10.97%	10.69%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At September 30, 2007, the unrestricted surplus for Renasant Bank was approximately $422,496. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2007, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $29,328. There were no loans outstanding from Renasant Bank to the Company at September 30, 2007. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first nine months of 2007, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $18.70 and $16.27 at September 30, 2007 and December 31, 2006, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at September 30, 2007 were approximately $755,994 and $28,984, respectively, compared to $577,439 and $23,245, respectively, at December 31, 2006.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, the Company entered into an interest rate swap in May 2006 in which it converted $100,000 of variable rate loans to a fixed rate. The strategy of the interest rate swap was to mitigate our interest rate risk in the event interest rates declined. There have been no other material changes in our market risk since December 31, 2006. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Additional risk factors relating to the Company are set forth (1) under the heading “Risk Factors” in the prospectus dated May 8, 2007 filed by the Company in connection with its equity offering and (2) under the heading “Risk Factors” in the prospectus dated May 24, 2007 filed by the Company in connection with its acquisition of Capital. The above-referenced sections of these prospectuses are incorporated into this Item 1A by reference.

There have been no material changes from these risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own securities for the three month period ended September 30, 2007:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31	—	—	—	264,756
August 1 to August 31	102,228	19.61	102,228	162,528
September 1 to September 30	96,325	20.76	96,325	66,203

Total	198,553	$20.17	198,553

(1)	All shares were purchased through the Company’s publicly announced share buy-back plan.

(2)	On September 17, 2002, the Company’s board of directors adopted a share buy-back plan which, as amended through September 30, 2007, allows the Company to purchase up to 2,095,031 shares of the Company’s outstanding common stock, subject to a monthly purchase limit of $2,000 of its common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of September 30, 2007, 2,028,828 shares of the Company’s common stock had been purchased and 66,203 shares remained authorized under the plan. All share purchases during 2007 were made pursuant to open market transactions.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Capital Bancorp, Inc. and Capital Bank & Trust Company, dated as of February 5, 2007, as amended by Amendment Number One to Agreement and Plan of Merger dated March 2, 2007(1)

3.1	Articles of Incorporation of Renasant Corporation, as amended(2)

3.2	Restated Bylaws of Renasant Corporation, as amended

4.1	Articles of Incorporation of Renasant Corporation, as amended(2)

4.2	Restated Bylaws of Renasant Corporation, as amended(3)

10.1	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation(4)

10.2	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation(5)

10.3	Employment Agreement dated as of June 29, 2007 by and between John W. Gregory, Jr. and Renasant Bank(6)

10.4	Termination and Release Agreement dated as of June 29, 2007 by and among John W. Gregory, Jr., Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation(7)

10.5	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007(8)

10.6	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007(9)

10.7	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for John W. Gregory, Jr., executed June 29, 2007(10)

10.8	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for John W. Gregory, Jr., executed June 29, 2007(11)

10.9	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007(12)

10.10	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for John W. Gregory, Jr., executed June 29, 2007(13)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Prospectus dated May 8, 2007 of the Company relating to the offering of 2,400,000 shares of Company common stock(14)

99.2	Prospectus dated May 24, 2007 of the Company relating to the acquisition of Capital Bancorp, Inc.(15)

(1)	Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2007 and, as to Amendment Number One, filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2007, each of which is incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the Securities and Exchange Commission a copy of such schedules upon request.

(2)	Filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to this Form 10-Q.

(4)	Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(5)	Filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(6)	Filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(7)	Filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(8)	Filed as Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(9)	Filed as Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(10)	Filed as Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(11)	Filed as Exhibit 10.8 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(12)	Filed as Exhibit 10.9 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(13)	Filed as Exhibit 10.10 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2007 and incorporated by reference herein.

(14)	Filed with the Securities and Exchange Commission on May 8, 2007 pursuant to Rule 424(b)(4) (File No. 333-141335) and incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on May 24, 2007 pursuant to Rule 424(b)(3) (File No. 333-141449) and incorporated herein by reference.

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

November 9, 2007	RENASANT CORPORATION

/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President &
Chief Executive Officer
(Principal Executive Officer)

/s/ Stuart R. Johnson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Bylaws of Renasant Corporation.

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.