Form 10-K
period 2007-12-31
RENASANT CORP
filed 2008-03-12
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

Commission file number 000-12154

RENASANT CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Troy Street
Tupelo, Mississippi 38804	(662) 680-1001
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $387,506,970.

As of February 29, 2008, 20,907,487 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2008 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III.

RENASANT CORPORATION

Form 10-K

For the year ended December 31, 2007

PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those risks identified in Item 1A, Risk Factors, of this Form 10-K and significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The information set forth in this Annual Report on Form 10-K is as of February 29, 2008, unless otherwise indicated herein.

ITEM 1. BUSINESS

General

Renasant Corporation (referred to herein as the “Company,” “we,” “our,” or “us”), a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking association with operations in Mississippi, Alabama and Tennessee, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is referred to herein as the “Bank” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.” Prior to our name changes in 2005, our name was The Peoples Holding Company, the Bank’s name was The Peoples Bank and Trust Company, and Renasant Insurance’s name was The Peoples Insurance Agency, Inc.

Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management has organized the branch banks into community banks using a franchise concept. The franchise approach empowers community bank presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist these presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include:

•	return on average assets

•	the efficiency ratio

•	loan and deposit growth

•	net charge-offs to average loans

•	net interest margin and spread

•	fee income shown as a percent of loans and deposits

•	the number and type of services provided per household

•	the percentage of loans past due and nonaccruing

While we have preserved decision-making at a local level, we have centralized our legal, accounting, investment, loan review, human resources, audit and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and achieve certain economies of scale.

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

Mergers

On January 1, 2005, the Company merged with Heritage Financial Holding Corporation (“Heritage”), a bank holding company headquartered in Decatur, Alabama. The Company issued approximately 2.1 million shares of its common stock and paid approximately $23.1 million in cash as merger consideration to the shareholders of Heritage. Heritage Bank, a wholly-owned subsidiary of Heritage with eight banking offices in Decatur, Huntsville and Birmingham, Alabama, was merged into the Bank immediately after the consummation of the merger of Heritage into the Company.

On July 1, 2007, the Company merged with Capital Bancorp, Inc. (“Capital”), a bank holding company headquartered in Nashville, Tennessee. The Company issued approximately 2.8 million shares of its common stock and paid approximately $56.0 million in cash as merger consideration to the shareholders of Capital. The Company used the proceeds of its public offering of 2.76 million shares of its common stock completed in June, 2007 to pay the cash portion of the merger consideration. Capital Bank & Trust Company, a wholly-owned subsidiary of Capital with seven banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area, was merged into the Bank immediately after the consummation of the merger of Capital into the Company.

Operations

We have four reportable segments: a Mississippi community bank, a Tennessee community bank, an Alabama community bank and an insurance agency. Financial information about our segments, including information with respect to revenues from external customers, profit or loss and total assets for each segment, is contained in the Notes to the Consolidated Financial Statements of the Company located in Item 8, Financial Statements and Supplementary Data. The description of the operations of the Bank immediately below applies to the operations of each of our three banking segments.

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

On February 29, 2008, we had 68 banking and financial services offices located throughout our markets in north and north central Mississippi, west and middle Tennessee, and north and north central Alabama.

Lending Activities. Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 72.57%, 70.32% and 69.06% of our total revenue in 2007, 2006 and 2005, respectively. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” We have omitted a discussion of lease financing, as such financing comprised only approximately 0.10% of our portfolio at December 31, 2007.

•     Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 12.29% of our total loans at December 31, 2007, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. Many of these loans have terms allowing the loan to be extended for periods of between one and five years. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 15 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to

80%, depending on the type of collateral. The risks of these types of loans depend on the general business conditions of the local economy and the local business borrower’s ability to sell its products and services in order to generate sufficient operating revenue to repay us under the agreed upon terms and conditions.

Commercial lending generally involves greater credit risk than residential real estate or consumer lending and generally different risks from those associated with commercial real estate lending or construction loans. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We employ the use of commercial loan credit scoring models for smaller level commercial loans.

•    Real Estate – Commercial Mortgage. Our Real Estate – Commercial Mortgage loans (“commercial real estate loans”) represented approximately 36.66% of our total loans at December 31, 2007. We offer commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction. In addition, loans in which the owner develops a property with the intention of occupying it are also included in commercial real estate loans. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole, in addition to the borrower’s ability to generate sufficient operating revenue to repay us. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. We seek to minimize risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. We generally obtain loan guarantees from financially capable parties to the transaction based on a review of personal financial statements.

•    Real Estate – 1-4 Family Mortgage. We are active in the Real Estate – 1-4 Family Mortgage area (referred to as “residential real estate loans”), with approximately 32.89% of our total loans at December 31, 2007 being residential real estate loans. We offer both first and second mortgages on residential real estate and loans for the preparation of residential real property prior to construction. In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or wholesale marketing, which involves obtaining mortgage referrals from third-party mortgage brokers. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.

We retain loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. We also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors. These loans are collateralized by one-to-four family residential real estate and are sold with servicing rights released. Mortgage loan originations to be sold are locked in at a contractual rate with third party private investors, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. The Company does not actively market or originate subprime mortgage loans.

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

•    Real Estate – Construction. Our Real Estate – Construction loans (“construction loans”) represented approximately 14.93% of our total loans at December 31, 2007. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential mortgage or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties. We believe that these loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market and thus minimize the risk of loss.

•    Installment Loans to Individuals. Installment Loans to Individuals (or “consumer loans”), which represented approximately 3.13% of our total loans at December 31, 2007, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest 1% to 5% above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences may represent risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the item securing the loan and hold title until the loan is repaid in full.

Deposit Services. We offer a broad range of deposit services and products to our consumer and commercial clients. Through our community branch networks, we offer totally free consumer checking accounts with free internet banking with bill pay and free debit cards, interest bearing checking, money market accounts and savings accounts. In addition, Renasant offers certificates of deposit, individual retirement accounts and health savings accounts.

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

The deposit services we offer accounted for approximately 10.45%, 11.59% and 12.16% of our total revenue in 2007, 2006 and 2005. No material portion of our deposits has been obtained from a single or small group of customers, and the loss of any single customer’s deposits or a small group of customer’s deposits would not have a materially adverse effect on our business. The deposits held by our Bank have been primarily generated within their respective market areas. Neither we nor the Bank have any foreign activities.

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

Operations of Renasant Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2007, Renasant Insurance contributed total revenue of $4.1 million, or 2.68%, of the Company’s total revenue and operated three offices in central and northern Mississippi.

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

For 2007, we maintained approximately 18% of the market share (deposit base) in our Mississippi area, approximately 2% in our Tennessee area and approximately 2% in our Alabama area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. We have identified these markets, which are listed in the table below, as our key growth markets. At December 31, 2007, 81% of our loans and 67% of our deposits were located in these key markets. The following table shows our deposit share in the counties that we consider our key markets as of June 30, 2007 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.7	29.7%
DeSoto County	1.7	10.8%
Oxford	0.7	3.1%
Alabama
Birmingham	20.8	0.6%
Decatur	1.5	14.2%
Huntsville/Madison	5.0	2.9%
Tennessee
Germantown	1.5	10.8%
Collierville	0.7	3.0%
Memphis/Cordova	23.1	1.3%
Nashville/Brentwood	21.3	3.0%

Total	$78.0

Source: FDIC , dated as of June 30, 2007.

Our major competitor in the Birmingham and Huntsville/Madison markets is Regions Bank, which maintains approximately 26% and 31% of the market share (based on deposits), respectively, in those two markets. We compete with Regions Bank for both loans and deposits. First Tennessee Bank has a significant market share in the Memphis market. However, because of our footprint and our current lines of business in the Memphis market, our business does not materially overlap with that of First Tennessee Bank in the Memphis market.

In addition to the specific markets discussed above, Regions Bank and First Tennessee Bank compete with us in our other markets. Other competitors in these areas include BancorpSouth, Cadence Bank, Compass Bank, Colonial Bank, Merchants and Farmers Bank (primarily in Mississippi) and Trustmark National Bank. In addition, there are smaller community banks in our service areas that compete with us on an individual market basis.

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

On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program. The Company believes that it has complied with these requirements.

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

Personnel

At December 31, 2007, we employed 880 people at all of our subsidiaries on a full-time equivalent basis. Of this total, the Bank accounted for 842 employees, and Renasant Insurance employed 38 individuals. The Company has no additional employees; however, at December 31, 2007, 17 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer

Neither we nor our subsidiaries are dependent upon a single customer or upon a limited number of customers. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Risk Management—Loan Concentrations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Our Internet address is www.renasant.com. We make available at this address under the link “SEC Filings”, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(1)	$2,259,634	$172,694	7.64%	$1,752,759	$132,861	7.58%	$1,622,749	$110,248	6.79%
Securities:
Taxable(2)	381,652	19,879	5.21	323,291	15,629	4.83	308,430	13,270	4.30
Tax-exempt	121,792	7,731	6.35	114,065	7,342	6.44	112,459	7,288	6.48
Other	23,931	1,539	6.43	31,220	1,807	5.79	27,023	928	3.43

Total interest-earning assets	2,787,009	201,843	7.24	2,221,335	157,639	7.10	2,070,661	131,734	6.36

Cash and due from banks	69,454			69,467			60,912
Intangible assets	146,175			99,198			101,194
Other assets	130,153			117,077			121,904

Total assets	$3,132,791			$2,507,077			$2,354,671

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$159,871	4,336	2.71	$77,424	1,671	2.16	$67,424	798	1.18
Savings and money market	706,253	18,413	2.61	665,752	14,346	2.15	611,112	7,799	1.28
Time deposits	1,271,482	61,067	4.80	990,973	41,450	4.18	865,559	26,631	3.08

Total interest-bearing deposits	2,137,606	83,816	3.92	1,734,149	57,467	3.31	1,544,095	35,228	2.28
Total other interest- bearing liabilities	340,084	18,566	5.46	237,802	12,763	5.37	315,046	12,735	4.04

Total interest-bearing liabilities	2,477,690	102,382	4.13	1,971,951	70,230	3.56	1,859,141	47,963	2.58

Noninterest-bearing deposits	279,271			261,401			235,998
Other liabilities	40,915			27,218			24,160
Shareholders’ equity	334,915			246,507			235,372

Total liabilities and shareholders’ equity	$3,132,791			$2,507,077			$2,354,671

Net interest income/ net interest margin		$99,461	3.57%		$87,409	3.93%		$83,771	4.04%

The average balances of non-accruing loans are included in this table. Weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2007 Compared to 2006			2006 Compared to 2005
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans(2)	$38,400	$1,433	$39,833	$8,740	$13,873	$22,613
Securities:
Taxable	2,822	1,428	4,250	628	1,731	2,359
Tax-exempt	497	(108)	389	104	(50)	54
Other	(422)	154	(268)	144	735	879

Total interest-earning assets	41,297	2,907	44,204	9,616	16,289	25,905

Interest expense:
Interest-bearing demand deposits	1,780	885	2,665	118	755	873
Savings and money market accounts	873	3,194	4,067	697	5,850	6,547
Time deposits	11,733	7,884	19,617	3,859	10,960	14,819
Other interest-bearing liabilities	5,490	313	5,803	(3,122)	3,150	28

Total interest-bearing liabilities	19,876	12,276	32,152	1,552	20,715	22,267

Change in net interest income	$21,421	$(9,369)	$12,052	$8,064	$(4,426)	$3,638

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 - Investment Portfolio

(In Thousands)

The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our securities portfolio as of December 31, 2007:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of other U.S. Government agencies and corporations	$7,980	4.99%	$53,416	4.55%	$53,055	5.41%	$987	5.67%
Mortgage-backed securities	1,634	4.32%	5,693	4.95%	23,271	5.05%	231,043	5.32%
Obligations of states and political subdivisions	8,272	6.51%	36,759	6.11%	57,424	6.01%	16,024	6.11%
Trust preferred securities	—	—	—	—	—	—	4,949	6.03%
Other equity securities	—	—	—	—	—	—	36,717	2.20%

	$17,886		$95,868		$133,750		$289,720

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2007, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due within one year.

	Loan Maturities
	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial, agricultural	$188,886	$111,503	$17,477	$317,866
Lease financing	777	1,642	138	2,557
Real estate – construction	283,815	83,696	18,673	386,184
Real estate – 1-4 family mortgage	455,768	293,162	101,728	850,658
Real estate – commercial mortgage	427,703	340,006	180,613	948,322
Installment loans to individuals	32,191	46,499	2,316	81,006

	$1,389,140	$876,508	$320,945	$2,586,593

The following table sets forth the fixed and variable rate loans maturing after one year as of December 31, 2007:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after 1 but within 5 years	$787,586	$88,923
Due after 5 years	319,176	1,768

	$1,106,762	$90,691

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of certificates of deposit and other time deposits over $100 at December 31, 2007:

	Certificates of Deposit	Other
Less than 3 Months	$243,030	$4,760
3 Months-6 Months	174,081	6,495
6 Months-12 Months	151,410	10,591
Over 12 Months	83,237	7,803

	$651,758	$29,649

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

As of December 31, 2007, approximately 63.88% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

In addition, approximately 84.48% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. An adverse change in the value of real estate generally and in our markets specifically could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us, which could have a material adverse effect on our financial condition and results of operations.

Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the caption “Operations – Operations of the Bank” in Item 1, Business.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2007, we had approximately $948 million in commercial real estate loans, representing approximately 36.66% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default. In addition, banking regulators are giving commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposure. Any of these factors could have a material adverse effect on our financial condition and results of operations.

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

Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collateral impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

We rely on the dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand.

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

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance our de novo branches or branches that we may acquire will be successful even after they have been established or acquired, as the case may be.

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

Although we have no current intentions regarding new mergers or acquisitions in the next few years, we expect to continue to evaluate merger and acquisition opportunities that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

In 2007, we merged with Capital, and in 2005 we merged with Heritage. Details of these transactions are presented in Note T, “Mergers and Acquisitions”, to the Consolidated Financial Statements of the Company included in Item 8, Financial Statements and Supplementary Data.

Our integration efforts following any future mergers or acquisitions may not be successful. After giving effect to an acquisition, we may not be able to achieve profits comparable to or better than our historical experience.

The success of any merger or acquisition we enter into will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to integrate our operations without encountering difficulties, such as:

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

If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from the merger or acquisition. Failure to achieve these anticipated benefits could result in greater than expected costs, decreases in the amount of expected revenues and diversion of management’s time and energy, all of which could materially impact our business, financial condition and results of operations. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could seriously harm our business. Finally, cost savings from any mergers or acquisitions may be offset by losses in revenues or charges to earnings.

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

Our success depends primarily on the general economic conditions of the states of Mississippi, Tennessee and Alabama and the specific local markets in each of those states in which we operate. Unlike larger national or other regional banks that are more geographically diversified, 81% of our loans and 67% of our deposits as of December 31, 2007 were principally located in the Tupelo, Oxford and DeSoto County, Mississippi; Memphis and Nashville, Tennessee; and Birmingham, Decatur and Huntsville, Alabama metropolitan areas. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Our earnings are significantly affected by general business and economic conditions.

In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse effect on our financial condition and results of operations.

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

Under regulatory capital adequacy guidelines and other regulatory requirements, we and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for merger or acquisition proposals.

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

We do not expect to be able to sustain our historical rate of growth, and we may not even be able to grow our business at all. Our recent and rapid growth, which was due in large part to our mergers with Renasant Bancshares, Inc., Heritage and Capital in 2004, 2005 and 2007, respectively, may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. In addition, we have no current intentions regarding future mergers with or acquisitions of financial institutions. Thus, our future rate of growth is unlikely to reflect the rate of our growth we have experienced since 2004. Various factors, such as economic conditions, regulatory and legislative considerations and competition, which are discussed in more detail above, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected.

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

Risks Associated With Our Common Stock

Our stock price can be volatile.

Stock price volatility may make it more difficult for an investor to resell our common stock when desired and at attractive prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the three months ended February 29, 2008, the average daily trading volume for Renasant common stock was 105,198 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the Heritage and Capital mergers, we assumed junior subordinated debentures issued by Heritage and Capital, respectively. At December 31, 2007, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling approximately $76 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of his investment in our common stock.

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

Our shareholders authorized the Board of Directors to issue up to 5,000,000 shares of preferred stock without any further action on the part of our shareholders. Our Board of Directors also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board of Directors to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction favorable to our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations. In addition, the Bank operates forty-two branches, one loan production office and two financial services offices throughout north and north central Mississippi, eleven branches throughout west and middle Tennessee, and eight branches and one mortgage loan production office throughout north and north central Alabama.

In Mississippi, the Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, Oxford, Pontotoc and West Point and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Horn Lake, Iuka, Louisville, New Albany, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley and Winona. The Bank operates one loan production office in Hernando and two financial services offices, one office each in Tupelo and Southaven.

In Tennessee, the Bank operates eleven branches, four branches in the Memphis area and seven branches in the Nashville area. In Memphis, the Bank operates one branch each in East Memphis, Germantown, Cordova and Collierville. In Nashville, the Bank operates three branches within the city of Nashville and one branch each in Franklin, Goodlettsville, Hendersonville and Hermitage.

In Alabama, the Bank has three branches in Decatur, two branches in Birmingham and one branch each in Huntsville, Madison and Trussville. The Bank operates one mortgage loan production office in Hoover.

Renasant Insurance has one office each in Corinth, Louisville and Tupelo, Mississippi.

The Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as forty-one of the Mississippi branch office sites and financial services centers. The Bank leases four locations in Mississippi for use in conducting banking activities as well as various storage facilities. In Alabama, the Bank owns two of the branch office sites in Decatur and leases seven office sites for conducting banking activities. In Tennessee, the Bank owns four branch office sites. The remaining seven branch office sites as well as storage facilities in Tennessee are leased. Renasant Insurance owns each of the three locations for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2007 was $1.87 million.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Effective July 3, 2006, the Company’s common stock began trading on The NASDAQ Global Select Market. From May 2, 2005 until July 3, 2006, the Company’s common stock traded on The NASDAQ National Market (for purposes of the following discussion, “Nasdaq” refers to The NASDAQ National Market for the period when the Company’s common stock was listed on such market tier and refers to The NASDAQ Global Select Market thereafter). Prior to May 2, 2005, the Company’s common stock was traded on the American Stock Exchange. The Company’s ticker symbol on Nasdaq is “RNST”. On February 29, 2008, the Company had approximately 6,300 shareholders of record and the closing sales price of the Company’s common stock was $21.06. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2007 and 2006 as reported on Nasdaq, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		Low	High
2007
1st Quarter	$0.160	$22.88	$31.50
2nd Quarter	0.160	22.47	25.72
3rd Quarter	0.170	18.07	24.06
4th Quarter	0.170	19.24	23.98

2006
1st Quarter	$0.153	$20.90	$24.63
2nd Quarter	0.153	23.41	26.90
3rd Quarter	0.160	25.65	31.46
4th Quarter	0.160	27.32	32.63

The Nasdaq and AMEX quotations and the dividends per share have been adjusted for the Company’s three-for-two stock split paid on August 28, 2006. The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note L, “Restrictions on Cash, Bank Dividends, Loans or Advances”, to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions. There restrictions do not, are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders.

Please refer to the information under “Equity Compensation Plan Information” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

Unregistered Sales of Equity Securities

The Company maintains a deferred compensation plan pursuant to which officers and directors can defer compensation paid to them. Amounts deferred are deemed invested in units representing shares of our common stock, with the investment of deferred amounts occurring as of the end of each fiscal quarter. Upon termination of employment or the cessation of service as a director, as applicable, the balance of the participant's deferral account is paid to him or her in the form of shares of our common stock. The investment of amounts deferred in the first quarter of 2007 resulted in the crediting of 4,153 units in excess of the number of shares of our common stock registered under the Securities Act for issuance in connection with the distribution of deferral accounts. These excess units were allocated to the accounts of senior executive officers of the Company. The crediting of these units was exempt from registration as a private placement rules under Section 4(2) of the Exchange Act. The Company registered additional shares of its common stock for issuance under this plan on June 29, 2007.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own securities for the three month period ended December 31, 2007:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31	—	$—	—	566,203
November 1 to November 30	101,100	19.78	101,100	465,103
December 1 to December 31	84,117	21.46	84,117	380,986

Total	185,217	$20.54	185,217

(1)	All shares were purchased through the Company’s publicly announced share buy-back plan.
(2)

On September 17, 2002, the Company’s Board of Directors adopted a share buy-back plan which, as amended through December 31, 2007, allowed the Company to purchase up to 2,595,031 shares of the Company's outstanding common stock, subject to a monthly purchase limit of $2.0 million of its common stock. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. As of December 31, 2007, 2,214,045 shares of the Company's common stock had been purchased and 380,986 shares remained authorized under the plan. All share purchases during 2007 were made pursuant to open market transactions. The Board of Directors discontinued this plan on January 24, 2008.

Stock Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Market Index and to a peer group of 51 regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the Nasdaq Market Index and the peer group of regional southeast bank holding companies was $100 at January 1, 2003, and that all dividends were reinvested.

Performance Graph

January 1, 2003 - December 31, 2007

	December 31,
	2002	2003	2004	2005	2006	2007
Renasant Corporation	$100.00	$124.43	$127.89	$125.66	$186.67	$135.38
Hemscott Industry Group(1)	100.00	127.68	146.81	148.65	175.16	119.72
Nasdaq Market Index	100.00	150.36	163.00	166.58	183.68	201.91

(1)

The Hemscott Industry Group, Regional – Southeast Banks, is a peer group of regional bank holding companies located in the southeast area of the United States. The bank holding companies included in this group are: Alabama National BanCorporation; Appalachian Bancshares; Auburn National Bancorporation, Inc.; BancorpSouth, Inc.; BancTrust Financial Group, Inc.; Bank of the Ozarks, Inc.; Beach First National Bancshares, Inc.; Britton & Koontz Capital Corporation; Cadence Financial Corp.; Capitalsouth Bancorp; Cardinal Financial Corporation; Centerstate Banks of Florida, Inc.; Citizens First Corporation; Colonial BancGroup, Inc.; Community National Bank; Community Trust Bancorp, Inc.; Crescent Banking Company; Eastern Virginia Bankshares, Inc.; Farmers Capital Bank Corporation; Fauquier Bankshares, Inc.; First Advantage Bancorp; First Bancshares, Inc. MS; First Financial Services Corp;; First Horizon National Corp.; First M & F Corporation; FNB Corporation FL; FNB Corporation VA; FPB Bancorp, Inc.; Green Bankshares, Inc.; Hancock Holding Company; Heritage Financial Group; Iberiabank Corporation; Midsouth Bancorp, Inc.; NB&T Financial Group, Inc.; Nexity Financial Corporation; Pinnacle Bancshares, Inc.; Pinnacle Financial Partners, Inc.; Porter Bancorp, Inc.; Premier Financial Bancorp, Inc.; Regions Financial Corporation; Renasant Corporation; Republic Bancorp, Inc.; S. Y. Bancorp, Inc.; Security Bank Corporation; Simmons First National Corporation; Southcoast Financial Corporation; Superior Bancorp; Tennessee Commerce Bancorp; Trustmark Corporation; United Security Bancshares, Inc.; and Whitney Holding Corporation. Source: Media General Financial Services.

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

ITEM 6. SELECTED FINANCIAL DATA(1)(2)

(In Thousands, Except Share Data)

(Unaudited)

Year ended December 31,	2007	2006	2005	2004	2003
Interest income	$198,203	$154,293	$128,389	$77,024	$70,810
Interest expense	102,382	70,230	47,963	21,796	21,777
Provision for loan losses	4,838	2,408	2,990	1,547	2,713
Noninterest income	52,187	45,943	40,216	32,287	31,893
Noninterest expense	98,000	89,006	83,940	60,709	53,193

Income before income taxes	45,170	38,592	33,712	25,259	25,020
Income taxes	14,069	11,467	9,503	6,816	6,839

Net income	$31,101	$27,125	$24,209	$18,443	$18,181

Per Common Share
Net income – Basic	$1.66	1.75	1.56	$1.43	$1.47
Net income – Diluted	1.64	1.71	1.54	1.42	1.46
Book value at December 31	19.15	16.27	15.22	13.19	11.19
Closing price(3)	21.57	30.63	21.09	22.07	22.00
Cash dividends declared and paid	.660	.627	.580	.547	.503

At December 31
Loans, net of unearned income	$2,586,593	$1,826,762	$1,646,223	$1,141,480	$862,652
Securities	539,590	428,065	399,034	371,581	414,270
Assets	3,612,287	2,611,356	2,397,702	1,707,545	1,415,214
Deposits	2,547,821	2,108,965	1,868,451	1,318,677	1,133,931
Borrowings	624,388	216,423	266,505	191,547	125,572
Shareholders’ equity	399,073	252,704	235,440	179,042	137,625

Selected Ratios
Return on average:
Total assets	0.99%	1.08%	1.03%	1.18%	1.33%
Shareholders’ equity	9.29%	11.00%	10.29%	11.52%	13.41%
Average shareholders’ equity to average assets	10.69%	9.83%	10.00%	10.21%	9.89%

At December 31
Shareholders’ equity to assets	11.05%	9.67%	9.82%	10.49%	9.72%
Allowance for loan losses to total loans, net of unearned income	1.02%	1.07%	1.12%	1.26%	1.53%
Allowance for loan losses to nonperforming loans	162.02%	173.05%	291.94%	166.11%	181.09%
Nonperforming loans to total loans, net of unearned income	.63%	.62%	.38%	.76%	.85%
Dividend payout	40.24%	36.67%	37.66%	38.31%	34.25%

(1)

Selected consolidated financial data includes the effect of mergers from the date of each merger. On July 1, 2007, the Company completed the merger with Capital Bancorp, Inc. of Nashville, Tennessee. On January 1, 2005, the Company completed the merger with Heritage Financial Holding Corporation of Decatur, Alabama. On July 1, 2004, the Company completed the merger with Renasant Bancshares, Inc. of Germantown, Tennessee. Refer to Item 1, Business, and Note T, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about the Capital Bancorp, Inc. and Heritage Financial Holding Corporation

mergers. For additional information about the Company’s merger with Renasant Bancshares, Inc., refer to Item 1, Business, and Note T, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 7, 2007.

(2)

Per share information listed above has been restated to reflect the three-for-two stock splits effected in the form of dividends on August 28, 2006 and December 1, 2003. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the financial data discussed above.

(3)

Reflects the closing price on the NASDAQ Global Select Market at December 31, 2007 and 2006, on The NASDAQ National Market at December 31, 2005, and on the American Stock Exchange at December 31, 2004 and 2003

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Highlights and Performance Overview for 2007

Net income was $31,101 for 2007 compared to $27,125 in 2006. The improvement in net income was influenced by a number of factors:

•	On July 1, 2007, we completed our merger with Capital Bancorp, Inc. (“Capital”) of Nashville, Tennessee.

•

Net interest income increased 13.99% to $95,821 for 2007 as compared to $84,063 for 2006. Interest income increased 28.46% to $198,203 for 2007 from $154,293 for 2006. Interest expense increased 45.78% to $102,382 for 2007 compared to $70,230 for 2006.

•	Net charge-offs as a percentage of average loans increased to .14% in 2007 compared to .07% in 2006.

•	Noninterest income increased to $52,187 for 2007, or $6,244 more than the $45,943 for 2006. Noninterest expenses increased $8,994 to $98,000 for 2007 compared to $89,006 for 2006.

•	Loans, net of unearned income, totaled $2,586,593 at December 31, 2007, an increase of $759,831, or 41.59%, from December 31, 2006.

•	Deposits totaled $2,547,821 at December 31, 2007, an increase of $438,856, or 20.81%, from December 31, 2006.

Other initiatives completed during 2007 include the following:

•	We expanded our presence in our key markets in Mississippi with the opening of our second full-service banking office in Oxford in June, 2007.

•	In June, 2007, we completed our primary offering of 2.76 million shares of our common stock at $22.50 per share resulting in net proceeds of $58,126.

•

We increased quarterly cash dividends to $.17 per share. During 2007, the Company’s annual dividend rate was $.66 per share as compared to $.63 per share in 2006, after adjusting for the three-for-two stock split on August 28, 2006, representing a 4.76% increase.

•	We repurchased 383,770 shares of our common stock at a weighted average price per share of $20.35.

A historical look at key performance indicators is presented below.

	2007	2006	2005	2004	2003
Diluted EPS	$1.64 (1)	$1.71	$1.54	$1.42	$1.46
Diluted EPS Growth	(4.09%)	11.04%	8.45%	(2.74%)	5.04%
Return on Average Assets	0.99%	1.08%	1.03%	1.18%	1.33%
Return on Average Shareholders’ Equity	9.29%	11.00%	10.29%	11.52%	13.41%

(1)

Diluted EPS for 2007 reflects the impact of our public offering of 2.76 million shares completed in June, 2007 and the issuance of approximately 2.8 million shares of our common stock in connection with our merger with Capital.

Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. These markets are: Tupelo, Oxford and DeSoto County, Mississippi; Birmingham, Decatur and Huntsville/Madison, Alabama; and Germantown, Collierville, Memphis/Cordova, Tennessee, and the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area. We have identified these markets as key growth markets, and when we refer in this item to “our key markets,” we are referring to such markets.

We expect future loan growth to come primarily from our key markets. It is our strategy to fund this loan growth with deposits throughout all of our markets. While we believe future deposit growth will come primarily from these key markets, deposits outside of these key markets remain valuable to us given the low cost of such deposits relative to the cost of deposits in our key markets.

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

The critical accounting policy most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“Statement”) No. 5, “Accounting for Contingencies” (“Statement 5”). The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under FASB Statement 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”). The balance of the loans determined to be impaired under Statement 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. For a discussion of other considerations in establishing the allowance for loan losses and our loan policies and procedures for addressing credit risk, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”

Certain loans acquired in the Capital and Heritage mergers are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flow of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of our the SOP 03-3 loans resulting from the Capital and Heritage mergers is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note C, “Loans and Allowance for Loan Losses”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Our goodwill relates to value inherent in our banking and insurance operations. The value of this goodwill is dependent upon our ability to provide quality, cost effective services in the face of competition. As such, the value of our goodwill is supported ultimately by revenue, which is driven by the volume of business transacted and the market share acquired. A decline in earnings as a result of a lack of growth or our inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in additional expense and adversely impact earnings in future periods.

In January 2006, we adopted the provisions of FASB Statement No. 123R, “Share-Based Payment” (“Statement 123R”). Statement 123R requires companies to recognize compensation expense for all share-based payments to employees. We have recognized compensation expense on our share-based payments since 2002 when we adopted the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note M, “Employee Benefit and Deferred Compensation Plans”, in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Our independent actuary firm prepares actuarial valuations of our pension cost under FASB Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132R” (“Statement 158”). The discount rate utilized in the December 31, 2007 valuation was 6.50%, compared to 6.00% in 2006. Actual plan assets as of December 31, 2007 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Actual return on plan assets during 2007 approximated 4.81%. The pension plan covered under FASB Statement No. 87, “Employers’ Accounting for Pensions”, was frozen as of December 31, 1996.

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

Financial Condition and Results of Operations

Net Income

Net income for the year ended December 31, 2007 was $31,101, which represents an increase of $3,976, or 14.66%, from net income of $27,125 for the year ended December 31, 2006. Net income for the year ended December 31, 2007 was reduced by $360 in after-tax merger expenses associated with the Capital merger. Basic earnings per share decreased $.09 to $1.66 for the year ended December 31, 2007 as compared to $1.75 for the prior year. Diluted earnings per share decreased $.07 to $1.64 for the year ended December 31, 2007 as compared to $1.71 for the prior year. The decrease in earnings per share from during 2007 as compared to 2006 is due primarily to the dilutive effect of the 5.56 million shares issued in our equity offering and the Capital merger, in the aggregate.

Net income for the year ended December 31, 2006 was $27,125, which represents an increase of $2,916, or 12.05%, from net income of $24,209 for the year ended December 31, 2005. Basic earnings per share increased $.19 to $1.75 for the year ended December 31, 2006 as compared to $1.56 for the prior year. Diluted earnings per share increased $.17 to $1.71 for the year ended December 31, 2006 as compared to $1.54 for the prior year. Net income for the year ended December 31, 2006 increased by $566, or $.04 per diluted share, in after-tax interest income due to the cash flows from certain loans acquired in connection with the Company’s merger with Heritage and accounted for under SOP 03-3 exceeding initial estimates at the time of the merger. In 2005, net income increased $1,165, or $.07 per diluted share, from similar loans. In addition, net income for the year ended December 31, 2006 was increased by a $345, or $.02 per diluted share, from an after-tax gain recognized on the early repayment of a Federal Home Loan Bank (“FHLB”) advance which was called by the issuer.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 65.59% of total revenue in 2007. Total revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Net interest income on a tax equivalent basis increased $12,052 to $99,461 in 2007 from $87,409 in 2006. Of the increase in net interest income, the increase due to the favorable growth in the volume of net earning assets was $21,421. Interest income was reduced by $9,369 due to an increase in our cost of funds resulting from rising interest rates. Net interest income for 2007 includes $311 in interest income as cash flows from loans accounted for under SOP 03-3 exceeded initial estimates, as compared to $917 in interest income for such loans in 2006.

Net Interest Margin – Tax Equivalent

2007	2006	2005
3.57%	3.93%	4.04%

Net interest margin, the tax equivalent net yield on earning assets, decreased to 3.57% during 2007 from 3.93% in the prior year. Net interest margin and net interest income are influenced by several factors, primarily, changes in interest rates, competition and the shape of the interest rate yield curve. Beginning in September 2007, the Federal Reserve took several measures to encourage growth in the national economy, one of which was the reduction of its overnight borrowings rate by 100 basis points during the last four months of the year. During 2005 and 2006, the Federal Reserve increased this rate by 200 and 100 basis points, respectively, through a series of incremental increases with the last rate increase occurring in June 2006. As rates remained unchanged from June 2006 through September 2007, the cost of deposits steadily rose due to competition for these deposits throughout all of our markets. At the same time, however, competitive factors prevented the yield on earning assets from rising at the same pace. The increase in the cost of deposits was the primary factor in the decline in our net interest margin during 2007 as compared to 2006. As the Federal Reserve continues to reduce its overnight borrowing rate, it is our strategy to reduce our borrowing costs to mitigate the decline in interest income derived from variable rate loans.

Interest income, on a tax equivalent basis, grew 28.04% to $201,843 for 2007 from $157,639 for 2006. The growth in interest income was driven primarily by volume, as the average balance in interest-earning assets increased $565,674 during 2007, while the tax equivalent yield on earning assets increased 14 basis points to 7.24%. The merger with Capital increased the average balance of interest-earning assets by $294,213.

Interest expense increased to $102,382 for 2007 as compared to $70,230 for 2006. The average balance of interest bearing liabilities increased $505,739 to $2,477,690 during 2007 as compared to the average balance for 2006. The merger with Capital increased the average balance of interest-bearing liabilities by $267,209. The cost of interest-bearing liabilities increased from 3.56% in 2006 to 4.13% in 2007, or 57 basis points.

Net interest income on a tax equivalent basis increased $3,638 from $83,771 in 2005 to $87,409 in 2006. Of the tax equivalent increase, an increase of $8,064 was due to the favorable growth in net earning assets while changes in interest rates resulted in a decrease of $4,426. Interest income grew 19.66% to $157,639 for 2006 from $131,734 from 2005. The growth in interest income was driven primarily by volume, as the average balance in interest-earning assets increased $150,674 during 2006, while the tax equivalent yield on earning assets increased 74 basis points to 7.10%. Interest expense for 2006 was $70,230 as compared to $47,963 for 2005. The average balance of interest bearing liabilities increased $112,810 to $1,971,951 during 2006 as compared to the average balance for 2005. The cost of interest-bearing liabilities increased from 2.58% in 2005 to 3.56% in 2006, or 98 basis points.

Average Earning Assets to Total Average Assets

2007	2006	2005
88.96%	88.60%	87.94%

Average earning assets as a percentage of total average assets are shown above for the years ended December 31, 2007, 2006 and 2005. The tax equivalent yields on earning assets were 7.24%, 7.10% and 6.36% for 2007, 2006 and 2005, respectively.

Loans and Loan Interest Income

Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 71.61%, 69.95% and 68.66% of total assets at December 31, 2007, 2006 and 2005, respectively. The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

	2007	2006	2005	2004	2003
Commercial, financial, agricultural	$317,866	$236,741	$226,203	$175,571	$140,149
Lease financing	2,557	4,234	7,468	10,809	12,148
Real estate – construction	386,184	242,669	169,543	96,404	50,848
Real estate – 1-4 family mortgage	850,658	636,060	566,455	375,698	293,097
Real estate – commercial mortgage	948,322	629,354	597,273	395,048	280,097
Installment loans to individuals	81,006	77,704	79,281	87,950	86,313

Total loans net of unearned income	$2,586,593	$1,826,762	$1,646,223	$1,141,480	$862,652

As the table above shows, at December 31, 2007 loans increased $759,831, or 41.59%, from December 31, 2006, which includes $515,982 in loans acquired in connection with our merger with Capital. Organic loan growth in our Tennessee, Alabama and Mississippi region was $94,418, $87,127, and $62,304, respectively. At December 31, 2007, 81% of our loans originated in our key markets as compared to 73% at December 31, 2006.

At December 31, 2006 loans increased $180,539, or 10.97%, from December 31, 2005. Loan growth in our Tennessee region was $73,602, while loan growth in the Alabama region was $82,391, and loan growth in the Mississippi region was $24,546.

Average Loan to Average Deposit Ratio

2007	2006	2005
93.49%	87.83%	91.16%

Our loan portfolio yield increased to 7.64% in 2007 from 7.58% in 2006. The increase in the loan yields was driven by a higher interest rate environment in 2007 as compared to 2006, as the Federal Reserve’s rate reductions occurred primarily in the fourth quarter of 2007. Rate increases resulted in our loan portfolio yields increasing from 6.79% in 2005 to 7.58% in 2006.

Mortgage loans held for sale were $37,468 at December 31, 2007 compared to $38,672 at December 31, 2006. Originations of mortgage loans to be sold totaled $605,594 for 2007 as compared to $468,749 for 2006. The increases in originations of mortgage loans to be sold are due in part to our expansion of our mortgage operations. In the third quarter of 2006, the Company expanded its retail mortgage operations by opening loan production offices in Alabama and expanded its wholesale mortgage operations by hiring a group of wholesale mortgage lenders in Mississippi. These additional mortgage lenders increased mortgage volume by $70,696 for 2007 as compared to 2006. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. The Company does not actively market or originate subprime mortgage loans. During 2007 and 2006, originations of subprime mortgage loans constituted .04% and .29%, respectively, of the aggregate originations of mortgage loans. As such, our ability to sale loans in the secondary market was not significantly impacted by the national concerns regarding subprime mortgage loans. Further, we do not foresee these concerns to affect our ability to sell loans we originate to sale in the secondary market in the future.

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

	2007		2006		2005
Obligations of other U.S. Government agencies and corporations	$116,412	21%	$90,950	21%	$87,199	22%
Mortgage-backed securities	262,047	49	203,962	48	173,098	43
Obligations of states and political subdivisions	119,550	22	110,914	26	106,343	27
Trust preferred securities	4,907	1	4,986	1	12,518	3
Other equity securities	36,674	7	17,253	4	19,876	5

	$539,590	100%	$428,065	100%	$399,034	100%

In 2007, investment income, on a tax equivalent basis, increased $4,639 to $27,610 from investment income on a tax equivalent basis for 2006. The average balance in the investment portfolio was $503,445, up $66,089, or 15.11%, over 2006. The tax equivalent yield on the investment portfolio was 5.48%, up 23 basis points from 2006.

The balance of our investment portfolio at December 31, 2007 increased $111,525 to $539,590 compared to $428,065 at December 31, 2006. The merger with Capital increased the investment portfolio by $72,266. During 2007, we purchased $167,223 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”), which in the aggregate made up approximately 61.08% of the purchases. The mortgage-backed securities and CMO’s held in our investment portfolio are issued by government sponsored entities. We have limited our investments in mortgage-backed securities and CMO’s issued by government sponsored entities because of the cash flow these instruments provide for funding loan growth and the yields on these securities, although taxable, are generally higher than yields on U.S. Government Agency securities. U.S. Government Agency securities purchased accounted for approximately 18.33%, with the remainder of the purchases being primarily in municipal securities. Maturities and calls of securities during 2007 totaled $78,221.

At December 31, 2007, unrealized losses of $2,329 were recorded on investment securities with a carrying value of $169,545. These unrealized losses are primarily, if not solely, attributable to changes in interest rates. At December 31, 2007, our investment portfolio mix remained similar to December 31, 2006 and 2005, with a significant portion of the portfolio being comprised of mortgage-backed securities.

In 2006, investment income, on a tax equivalent basis, increased $2,413 to $22,971 from investment income on a tax equivalent basis for 2005. The average balance in the investment portfolio was $437,356, up $16,467, or 3.91%, over 2005. The tax equivalent yield on the investment portfolio was 5.25%, up 37 basis points from 2005. At December 31, 2006, the balance of our investment portfolio was $428,065, an increase of $29,031 as compared to December 31, 2005. During 2006, we purchased $123,794 in investment securities. The purchases were primarily mortgage-backed securities and CMO’s, comprising approximately 64.99% of the purchases. U.S. Government Agency securities purchased accounted for approximately 22.58%, with the remainder of the purchases being primarily in municipal securities. Maturities and calls of securities during 2006 totaled $61,449.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $2,547,821, $2,108,965 and $1,868,451 as of December 31, 2007, 2006 and 2005, respectively. The merger with Capital increased the balance of 2007 total deposits by $490,257. Excluding deposits from Capital, deposits decreased $51,401, during 2007. The decrease in deposits occurred primarily in time deposits. We intentionally allowed $46,929 in brokered certificates of deposits acquired from Capital to expire. In addition, during the last half of 2007, rates paid on deposits, primarily time deposits, remained higher than alternative sources of funds. In response to these conditions, we were more selective in pricing time deposits and instead utilized lower costing alternative funding sources including federal funds purchased and FHLB advances. As a result, our time deposits decreased in certain regions. Deposits in the Tennessee region (excluding Capital deposits) decreased $7,094, while the Alabama region decreased $27,424 during 2007. The Mississippi region’s deposits grew $90,930 in 2007. Historically, rates paid on deposits have been lower in our Mississippi region than our other regions. Deposits in the Tennessee region grew $50,047, while the Alabama region grew $43,869 during 2006. The Mississippi region’s deposits grew $146,598 in 2006. At December 31, 2007, 67% of our deposits were from our key markets as compared to 61% at December 31, 2006.

Average Interest-Bearing Deposits to Total Average Deposits

2007	2006	2005
88.44%	86.90%	86.74%

Interest expense for deposits was $83,816, $57,467 and $35,228 for 2007, 2006 and 2005, respectively. The cost of interest-bearing deposits was 3.92%, 3.31% and 2.28%, for the same periods. Interest-bearing deposits at December 31, 2007, 2006 and 2005 were $2,248,427, $1,837,728 and $1,618,181, respectively. The increase in interest-bearing deposits was primarily a result of the Capital merger. Interest-bearing deposits increased $219,547 during 2006. The increase in interest bearing deposits was primarily in public fund transactional accounts and time deposits. Public fund transactional accounts at December 31, 2006 were $240,069, an increase of $96,544 over the December 31, 2005 balance of $143,525. Time deposits increased $157,778 to $1,086,496 at December 31, 2006 as compared to $928,718 for the same period in 2005. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest-bearing deposits were $299,394, $271,237 and $250,270 at December 31, 2007, 2006 and 2005, respectively. The merger with Capital increased the December 31, 2007 balance of non-interest bearing deposits by $39,965. Including non-interest bearing deposits, our cost of deposits were 3.47%, 2.88% and 1.98% for 2007, 2006 and 2005.

To actively participate in the economic support of the communities in which we operate, we participate in gathering public funds. Public funds may be readily obtained based on the Company’s pricing bid in comparison with competitors. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Generally, public fund time deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities.

Borrowed Funds and Interest Expense on Borrowings

Interest expense on total borrowings was $18,566, $12,763 and $12,735 for the years ending December 31, 2007, 2006 and 2005, respectively. Total borrowings include advances from the FHLB, subordinated debentures, federal funds purchased, securities sold under agreements to repurchase and treasury, tax and loan accounts. FHLB advances were $464,717, $144,212 and $191,481 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company had $287,000 and $26,000 in short-term FHLB advances outstanding at December 31, 2007 and 2006, respectively. The cost of our FHLB advances was 4.93%, 4.52% and 3.54% for 2007, 2006 and 2005. At December 31, 2007, the Company had $496,212 of availability on unused lines of credit with the FHLB. The merger with Capital in 2007 increased our FHLB advances by $57,257. During the last half of 2007, costs of borrowings at the FHLB were lower than costs of time deposits in certain of our markets. As such, we utilized these borrowings in anticipation of deposit costs in our markets declining as the Federal Reserve made further rate reductions in its overnight borrowing rate. Funds are borrowed from the Federal Home Loan Bank to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used to meet day to day liquidity needs.

In connection with the Capital merger, we assumed $12,372 in junior subordinated debentures issued by Capital which pay interest quarterly at a fixed rate of 5.64% through June 30, 2010 and will reprice quarterly equal to the three-month LIBOR plus 150 basis points thereafter. The principal amount of the junior subordinated debentures is due in 2035. Interest expense on subordinated debentures was $5,469 for the year ended December 31, 2007 as compared to $4,918 for the same period in 2006. For more information about our outstanding subordinated debentures, refer to the discussion in this item below under the heading “Shareholders’ Equity and Regulatory Matters.”

The treasury tax and loan account balances for 2007, 2006 and 2005 were $10,000, $1,653 and $3,805, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

Noninterest Income

Noninterest Income to Average Assets

2007	2006	2005
1.66%	1.83%	1.71%

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus over the last few years has been to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total revenues was 34.41%, 34.45% and 32.44% for 2007, 2006 and 2005, respectively. Our recent mergers are providing us with additional opportunities to further grow our noninterest income.

Noninterest income was $52,187 for the year ended December 31, 2007, an increase of $6,244, or 13.59%, as compared to 2006. Capital contributed $1,224 to noninterest income during 2007. For 2006, noninterest income was $45,943, an increase of $5,727, or 14.24%, over 2005.

Charges for deposit services, the primary contributor to noninterest income, were $20,528 for 2007, an increase of $2,082, or 11.29%, from 2006. Service charges on deposits in 2006 were $18,446, an increase of $1,670 from 2005. The primary reason we have experienced continued annual increases in service charges is attributable to the implementation of the HPC program in 2003. Through the HPC program we have been able to increase the number of service-chargeable deposit accounts. Service charges include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Overdraft fees represented 88.51%, 86.63% and 84.51% of total charges for deposit services in 2007, 2006 and 2005.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased 13.51% to $15,726 during 2007 as compared to $13,854 for 2006. Fees charged on loans include origination, underwriting, documentation and other administrative fees. Loan fees increased $1,122 during 2007 to $9,217 as compared to 2006. This increase reflects the loan growth the Company achieved over the same period. With respect to fees related to deposit services, interchange fees on debit card transactions continue to be a strong source of noninterest income. For 2007, fees associated with debit card usage were $4,003, an increase of 24.74% as compared to $3,209 for 2006. Income derived from use of our debit cards made up 25.45% of the total fees and commissions for 2007. We expect income from use of our debit cards to continue to grow as we make a direct effort to encourage usage by our customers.

Fees and commissions increased $2,666 to $13,854 during 2006 as compared to $11,188 for 2005. Loan fees increased 24.52% during 2006 to $8,095 as compared to $6,501 for 2005. The increase in loan fees during 2006 is attributable to loan growth during the same period. For 2006, fees associated with debit card usage were $3,209, an increase of 38.26% as compared to $2,321 for 2005.

Income earned on insurance products was $3,549, $3,533 and $3,573 for the years ended December 31, 2007, 2006 and 2005, respectively. Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $265, $152 and $398 for 2007, 2006 and 2005, respectively.

Trust department revenue is reported in the Consolidated Statements of Income in the noninterest income section in the line account “Trust revenue.” Trust revenue increased 13.68% to $2,859 for 2007 compared to $2,515 for 2006. Continued improvement in the stock market and customers seeking higher yielding investment opportunities given the low interest rate environment fostered the increased activity. The market value of trust assets under management as of December 31, 2007 and 2006 was $526,347 and $483,944, respectively. Assets under management increased approximately 9.44% during 2007 as a result of new business. Trust revenue increased $22 to $2,515 for 2006 compared to $2,493 for 2005.

Security gains of $78 for 2007 resulted from the sale of approximately $54,944 in securities compared to gains of $25 from the sale of approximately $35,660 in securities for 2006 and a securities gain of $70 from the sale of approximately $39,046 in securities for 2005.

Gains on the sale of mortgage loans for 2007 were $4,863, an increase of $1,366, or 39.06%, from 2006. Originations of mortgage loans to be sold totaled $605,594 for 2007 as compared to $468,749 for 2006. Gains on the sale of mortgage loans for 2006 were $3,497, an increase of $692 from 2005. The increase in gains over the past several years is attributable to an improvement in our loan delivery process implemented in the third quarter of 2006. The improvement in our delivery process increased the number of loans delivered daily, thereby reducing our penalties for late delivery. The increase in gains on the sale of mortgage loans during 2007 and 2006 as compared to prior years is also attributable to higher volumes of retail originations. Retail originations carry a higher spread than wholesale originations.

Other noninterest income for 2007 includes a $499 gain recognized from the sale of other real estate, a $141 gain resulting from insurance proceeds that exceeded the write-off of premises and equipment due to a fire and a $314 nontaxable death benefit from our life insurance policies. In comparison, other noninterest income for 2006 includes a $558 gain recognized on the early repayment of an FHLB advance which was called by the issuer and a $654 nontaxable death benefit from our life insurance policies.

Noninterest Expense

Noninterest Expense to Average Assets

2007	2006	2005
3.13%	3.55%	3.56%

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment and other noninterest expense. Noninterest expense was $98,000, $89,006 and $83,940 for 2007, 2006 and 2005, respectively. Noninterest expense increased $8,994, or 10.10%, during 2007 as compared to 2006. The operations of Capital increased noninterest expenses $6,142 during 2007. In addition, noninterest expense for 2007 includes $583 in costs associated the Capital merger.

Salaries and employee benefits is the largest component of noninterest expenses and represented 56.11%, 55.91%, and 54.94% of total noninterest expenses at December 31, 2007, 2006 and 2005, respectively. During 2007, salaries and employee benefits increased $5,230, or 10.51%, to $54,990 as compared to $49,760 for 2006. The additional salaries and employee benefits expense from Capital were $3,285 for 2007. Nonrecurring expense due to duplicate staff at our headquarters and in our Nashville operations needed to facilitate the consolidation of back office functions related to the merger totaled $148. The remaining increase in salaries and employee benefits was primarily due to normal annual salary increases and increases in health care benefits.

During 2006, salaries and employee benefits increased $3,647, or 7.91%, to $49,760 as compared to $46,113 for 2005. The increase in salaries and employee benefits was primarily due to normal annual salary increases, increases in health care benefits and personnel for the de novo branch activity in late 2005 and early 2006. Salaries and employee benefits for 2006 was further increased by the addition of mortgage originators discussed earlier and the addition of strategic hires in our Alabama market.

The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $1,444, $1,471 and $680 at December 31, 2007, 2006 and 2005, respectively.

Data processing costs increased $604, or 14.11%, to $4,885 for 2007 from 2006. Data processing costs increased $253, or 6.28%, to $4,281 for 2006 from 2005. The increase in data processing costs for 2007 and 2006 is reflective of increased loan and deposit processing from growth in the number of loans and deposits. In 2007, data processing costs were further increased by the merger with Capital.

Net occupancy expense in 2007 was $7,999, up $843 from 2006. The increase due to the merger with Capital accounted for approximately 68% of the increase. Our strategic focus is to expand our footprint throughout our markets and, thus, we expect to continue to experience gradual increases in our occupancy and equipment expense.

Occupancy expense in 2006 was $7,156, up $1,103 from 2005 primarily due to our de novo branch office efforts in East Memphis, Collierville and Oxford.

Computer and equipment expense in 2007 was $4,208, an increase of $329, or 8.48%, over 2006. Computer and equipment expense in 2006 increased $100 over 2005. The increase in computer and equipment expense is associated with additional equipment expense from the operations of Capital.

Professional fees include fees for legal and accounting services. In addition, professional fees include fees we paid to our directors. Professional fees were $2,705 for 2007 as compared to $2,478 for 2006 and $2,268 for 2005. The increase in professional fees in 2007 is due to normal increases in accounting, director and consulting fees.

Amortization of intangible assets increased $352 to $1,991 for 2007 compared to $1,639 for 2006. In connection with the Capital, Heritage and Renasant Bancshares, Inc. mergers, we recorded $5,974, $5,224 and $5,801, respectively, in finite-lived intangible assets. These intangible assets are being amortized over their estimated useful lives, which range between 5-10 years. Amortization of intangible assets decreased $619 to $1,639 for 2006 compared to $2,258 for 2005. During 2005, we amortized the remaining piece of the core deposit intangible acquired in connection with the assumption of certain deposit liabilities for three branches of Security Federal Savings and Loan Association purchased from the Resolution Trust Corporation in 1994. The amortization was $399 in 2005 and represents the majority in the decrease in amortization expense from 2005 to 2006.

Efficiency Ratio

2007	2006	2005
64.62%	66.75%	67.70%

One measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio”. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. Our efficiency ratio improved during 2007 as compared to 2006. The improvement is attributable to growing our noninterest income at a greater rate than the growth in our noninterest expenses. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for 2007, 2006 and 2005 was $14,069, $11,467 and $9,503, respectively. The effective tax rates for those years were 31.15%, 29.71% and 28.19%, respectively. The effective tax rate for these periods is less than the combined federal and state statutory rates due to our continued investment in tax-exempt securities and tax-free leases and loans. In both 2007 and 2006, we recorded nontaxable death benefits from life insurance.

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

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Statement 5. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under Statement 114. The balance of these loans determined as impaired under Statement 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $26,372, $19,534 and $18,363 at December 31, 2007, 2006 and 2005, respectively.

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

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2007 were $3,253, or .14% as a percentage of average loans. Two loans which had been on nonperforming status since 2006 and had been fully reserved for in the allowance for loan losses when they were placed on nonperforming status were charged-off in the fourth quarter of 2007, resulting in charge-offs of $1,870, or .08% of average loans. Net charge-offs for the year ended December 31,

2006 were $1,237, or .07% as a percentage of average loans, and were positively impacted by recoveries of $875 on two loans previously charged-off by Heritage prior to our merger. Net charge-offs for 2005 were $3,244, or .20% of average loans. The foreclosure in the first quarter of 2005 on the collateral securing one credit relationship resulted in charge-offs of $906, or .06% of average loans, for the year ending December 31, 2005. All amounts charged-off related to this one credit relationship had been fully reserved in the allowance for loan losses.

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2007	2006	2005	2004	2003
Balance at beginning of year	$19,534	$18,363	$14,403	$13,232	$12,203

Additions from business combinations	5,253	—	4,214	2,845	—

Provision for loan losses	4,838	2,408	2,990	1,547	2,713

Charge-offs
Commercial, financial, agricultural	253	659	467	1,685	511
Real estate – construction	1,939	222	141	—	—
Real estate – 1-4 family mortgage	1,293	1,762	2,027	1,083	488
Real estate – commercial mortgage	2	217	419	125	530
Installment loans to individuals	612	222	832	724	514

Total charge-offs	4,099	3,082	3,886	3,617	2,043

Recoveries
Commercial, financial, agricultural	278	501	71	132	52
Real estate – construction	29	—	32	—	—
Real estate – 1-4 family mortgage	229	249	279	66	68
Real estate – commercial mortgage	156	1,014	35	8	50
Installment loans to individuals	154	81	225	190	189

Total recoveries	846	1,845	642	396	359

Net charge-offs	3,253	1,237	3,244	3,221	1,684

Balance at end of year	$26,372	$19,534	$18,363	$14,403	$13,232

Net charge-offs to:
Loans-average	.14%	.07%	.20%	.32%	.20%
Allowance for loan losses	12.34%	6.33%	17.67%	22.36%	12.73%
Allowance for loan losses to:
Loans-year end	1.02%	1.07%	1.12%	1.26%	1.53%
Nonperforming loans	162.02%	173.05%	291.94%	166.11%	181.09%

Nonperforming loans to:
Loans-year end	.63%	.62%	.38%	.76%	.85%
Loans-average	.72%	.64%	.39%	.87%	.86%

The allowance for loan losses as a percentage of loans was 1.02% at December 31, 2007 as compared to 1.07% at December 31, 2006 and 1.12% at December 31, 2005. The decrease in the allowance for loan losses as a percentage of loans at December 31, 2007 as compared to December 31, 2006 is due to organic loan growth of $243,849, the merger with Capital, whose allowance for loan losses as a percentage of loans was lower than ours, and the aforementioned charge-off of two loans totaling $1,870 which had been provided for in previous years. In 2006, we maintained our credit quality while the loan portfolio grew $180,539 compared to 2005, and this resulted in the reduction of the allowance for loan losses as a percentage of loans from 2005 to 2006.

The SOP 03-3 loans acquired in the Capital and Heritage mergers are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The Company increased the provision for loan losses by $79 through a charge to the income statement as one of these loans with a carrying value of $191 deteriorated further in 2006. The Company did not increase the provision for loan losses for loans accounted for under SOP 03-3 during 2007. Management believes that as of December 31, 2007 the credit quality of the loans accounted for under SOP 03-3 has not deteriorated further since the date of acquisition and, thus, the carrying value of these loans at December 31, 2007 continues to reflect the future cash flows.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

(In Thousands)	2007	2006	2005	2004	2003
Commercial, financial, agricultural	$5,583	$4,570	$4,484	$3,437	$3,158
Lease financing	12	19	22	97	89
Real estate – construction	2,613	982	577	447	411
Real estate – 1-4 family mortgage	8,219	6,481	6,199	4,638	4,243
Real estate – commercial mortgage	8,756	6,498	6,216	4,854	4,459
Installment loans to individuals	1,189	984	865	930	854
Unallocated	—	—	—	—	18

Total	$26,372	$19,534	$18,363	$14,403	$13,232

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans at December 31 for each of the years presented:

(In Thousands)	2007	2006	2005	2004	2003
Specific reserves	$3,625	$4,377	$3,985	$2,786	$2,630
Allocated reserves based on loan grades	22,747	15,157	14,378	11,617	10,584
Unallocated	—	—	—	—	18

Total	$26,372	$19,534	$18,363	$14,403	$13,232

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

(In Thousands)	2007	2006	2005	2004	2003
Nonperforming loans:
Nonaccruing	$14,231	$7,821	$3,984	$6,443	$4,624
Accruing loans past due 90 days or more	2,046	3,467	2,306	2,228	2,683

Total nonperforming loans	16,277	11,288	6,290	8,671	7,307
Restructured loans	543	768	116	760	384

Total nonperforming and restructured loans	$16,820	$12,056	$6,406	$9,431	$7,691

Interest income foregone on restructured loans	$4	$9	$10	$265	$6

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table above. As of December 31, 2007, we do not hold any other interest-bearing assets that would be included in the table above if such assets were loans. As shown in the above table, nonperforming loans were $16,277 at December 31, 2007, an increase of $4,989 as compared to the same date in 2006.

Overall, the increase in nonperforming loans at December 31, 2007 as compared to December 31, 2006 is reflective of loans, primarily construction loans and real estate loans to fund land development, which experienced cash flow problems in the second half of 2007. As the housing slowdown began to impact the economy, management required the senior credit officers to review and inspect all construction loans and commercial and residential real estate loans to fund land development. Several of the loans included in nonperforming loans as of December 31, 2007 were identified during this review. The merger with Capital increased nonperforming loans $1,496 at December 31, 2007. Further, management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2007.

Provision for Loan Losses to Average Loans

2007	2006	2005
.21%	.14%	.18%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $4,838, $2,408 and $2,990 for 2007, 2006 and 2005, respectively. Factors considered in management’s assessment for the periods presented include the internal risk rating of individual credits, the size and diversity of our loan portfolio, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans and current economic conditions in the markets in which we operate. Specifically, the increase in the provision for loan losses for 2007 as compared to 2006 is due to the Company providing for organic loan growth, replenishing the reserve for loan charge-offs during the year and providing for loans placed on nonperforming status. The decrease in provision for loan losses for 2006 as compared to 2005 is primarily attributable to the aforementioned $875 recovery in 2006.

Loan Concentrations

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

	2007	2006	2005	2004	2003
Commercial, financial, agricultural	12.29%	12.96%	13.74%	15.38%	16.25%
Lease financing	0.10	0.23	0.45	0.95	1.41
Real estate – construction	14.93	13.28	10.30	8.45	5.89
Real estate – 1-4 family mortgage	32.89	34.82	34.41	32.91	33.98
Real estate – commercial mortgage	36.66	34.45	36.28	34.61	32.47
Installment loans to individuals	3.13	4.26	4.82	7.70	10.00

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at December 31:

	Percentage Change In:
	Net Interest Income (1)		Economic Value of Equity (2)
Change in Interest Rates (In Basis Points)	2007	2006	2007	2006
+200	(10.7%)	4.1%	6.6%	0.1%
+100	(5.2%)	2.2%	5.8%	0.2%
-100	3.2%	(2.3%)	(8.4%)	(7.2%)
-200	3.9%	(10.2%)	(11.1%)	(10.4%)

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The balance sheet structure as of December 31, 2007 indicates we are liability sensitive. The above results of the interest rate shock analysis are within the limits set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. Recently, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

To mitigate our interest rate risk in the current rate environment, we have entered into two interest rate swaps. The first swap has a notional amount of $100,000 whereby we receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of this swap was May 11, 2006 and its maturity date is May 11, 2009. This interest rate swap is a designated cash flow hedge designated to convert the variable interest rate on $100,000 of loans to a fixed rate. At December 31, 2007, the rate paid to us by the third-party was 100 basis points higher than the rate we paid on this swap. As such, this swap is considered effective as of December 31, 2007. The second swap has a notional amount of $31,000 whereby we receive a variable rate of interest based on the three-month

LIBOR plus 187 basis points and pay a fixed rate of 5.72%. The effective date of this swap was December 5, 2007 and its maturity date is March 15, 2010. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $31,000 of our junior subordinated debentures to a fixed rate. At December 31, 2007, the rate paid to us by the third-party was 114 basis points higher than the rate we paid on this swap. As such, this swap is considered effective as of December 31, 2007.

The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan are locked in with the customer for a period of time, typically thirty days. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Other than mortgage loan commitments and the interest rate swaps, we have not entered into any other derivative activities.

Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits, which are deposits excluding time deposits, are a major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. When evaluating the movement of these funds, even during large interest rate changes, it is apparent that we continue to attract deposits that can be used to meet cash flow needs. This is evidenced by our increase in core deposits during 2007. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with ALCO targets.

Our security portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow through maturities equal to 25.91% of the carrying value of the total securities portfolio. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Federal funds purchased at December 31, 2007 totaled $59,800. Funds obtained from the FHLB are used primarily to match-fund real estate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs. As of December 31, 2007, our outstanding balance with the FHLB was $464,717. The total amount of the remaining credit available to us from the FHLB at December 31, 2007 was $496,212. We also maintain lines of credits with other commercial banks totaling $35,000. These are unsecured lines of credit maturing at various times within the next twelve months. At December 31, 2007 and 2006, there were no amounts outstanding under these lines of credit.

At December 31, 2007, our total cost of funds, including noninterest bearing demand deposit accounts, was 3.71%, up from 3.14% at December 31, 2006 and from 2.29% at December 31, 2005. Noninterest bearing demand deposit accounts made up approximately 10.13% of our average total deposits and borrowed funds at that date, comparable to 11.70% at December 31, 2006 and 11.26% at December 31, 2005. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 31.42% of our funds for 2007 and had an average cost of 2.63%, comparable to 33.28% of our funds with an average cost of 2.16% for 2006 and 32.39% of our funds with an average cost of 1.27% for 2005. Another significant source of funds was time deposits, which are the highest costing deposit in our deposit mix. Time deposits made up 46.12% of the total deposits and borrowed funds with an average cost of 4.80% for 2007, compared to 44.37% of the total with an average cost of 4.18% at December 31, 2006 and 41.31% of the total with an average cost of 3.08% at December 31, 2005. FHLB advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 8.77%, 6.79% and 10.86% of our average total deposits and borrowed funds with an average cost of 4.93%, 4.52% and 3.54% in 2007, 2006 and 2005, respectively.

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

Our cost of funds in 2007 increased due to competition for deposits in our markets. Also, in the second half of 2007, customers began moving funds into short-term (less than one year) time deposits as short-term interest rates were the same or higher than longer term rates. As such, 86.69% of our time deposits have a maturity of less than 12 months at December 31, 2007, further increasing our cost of funds. These increases were partially offset by our use of alternative borrowings, as the cost of these borrowings were lower than the cost of equivalent term time deposits.

Cash and cash equivalents were $99,793 at December 31, 2007, compared to $98,201 at December 31, 2006 and $95,863 at December 31, 2005. Cash used in investing activities for the year ended December 31, 2007, was $353,805, compared to $215,717 for the same period of 2006 and $103,086 in 2005. Cash used in investing activities for the year ended December 31, 2007 includes the net cash paid for the Capital merger of $52,606. During 2007, the Company used $262,016 to fund loan growth as compared to $185,774 for 2006 and $135,516 in 2005. The Company used $167,223 to purchase investment securities in 2007. In 2007, we received proceeds of $133,165 from the sale and maturity of our investment portfolio.

Cash provided by financing activities for the year ended December 31, 2007 was $312,129 compared to $183,992 for the same period of 2006 and $93,178 in 2005. Cash provided by financing activities for 2007 includes the proceeds from the issuance of 2.76 million shares of the Company’s common stock in a public equity offering. The proceeds from the equity offering totaled $58,126 and were used to the fund the cash portion of the merger consideration for the Capital merger. Short-term and long-term borrowings increased $324,238. This was offset by deposit runoff of $51,547 during 2007.

The Company completed the merger with Capital on July 1, 2007. The aggregate transaction value, including transaction expenses and the dilutive impact of Capital’s options assumed by the Company, was approximately $131,400. In accordance with the merger agreement, the Company delivered to Capital shareholders either cash, Company common stock or a combination of cash and Company common stock, in exchange for the shares of Capital common stock owned by a shareholder. The cash portion of the merger consideration was $56,055 and was funded with the proceeds of the Company’s equity offering. The Company issued 2,797,238 shares of its common stock in the transaction, totaling approximately $67,497. These shares were registered under the Securities Act of 1933, as amended.

The Company completed the merger with Heritage on January 1, 2005. The aggregate transaction value, including transaction expenses and the dilutive impact of Heritage’s options assumed by the Company, was approximately $75,658. In accordance with the merger agreement, the Company delivered to Heritage shareholders either cash, Company common stock or a combination of cash and Company common stock, in exchange for the shares of Heritage common stock owned by a shareholder. The cash portion of the merger consideration was $23,055 and was funded with proceeds from the issuance of $31,959 in junior subordinated debentures to PHC Statutory Trust II. The Company issued 2,054,382 shares of its common stock in the transaction, totaling approximately $45,333. These shares were registered under the Securities Act of 1933, as amended.

In January 2008, the Company announced plans to consolidate several of its offices located throughout the metro-Birmingham area into one location in downtown Birmingham. After consolidation, the new location will house a full-service branch, the Company’s mortgage operations, commercial loan operations and general administrative functions. In addition, the new location will serve as the headquarters of our Alabama operations. The Company expects to incur approximately $993 in capital expenditures in connection with this relocation, which is expected to be completed by the third quarter of 2008.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Loan commitments	$794,592	$577,439	$401,711
Standby letters of credit	27,843	23,245	24,491

As discussed above under the heading “Risk Management – Interest Rate Risk”, we entered into an interest rate swap with a notional amount of $100,000 whereby we will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. We have also entered into an interest rate swap with a notional amount of $31,000 whereby we receive a variable rate of interest based on the three-month LIBOR plus 187 basis points and pay a fixed rate based of 5.72%. The effective date of this swap was December 5, 2007 and its maturity date is March 15, 2010.

For more information about the Company’s off-balance sheet transactions, see Note J, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk”, to the Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments Due In:
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	D	$2,040	$3,381	$3,034	$10,453	$18,908
Deposits without a stated maturity(1)	F	1,208,178	—	—	—	1,208,178
Time deposits	F	1,161,301	147,674	30,475	193	1,339,643
Federal funds purchased	G	59,800	—	—	—	59,800
Treasury tax and loan account	G	10,000	—	—	—	10,000
Securities sold under agreements agreements to repurchase	G	13,656	—	—	—	13,656
Federal Home Loan Bank advances	G/H	362,421	61,028	21,640	19,628	464,717
Junior subordinated debentures	H/I	—	—	—	76,215	76,215
Purchase obligations(2)		993	—	—	—	993

The Note Reference above refers to the applicable footnote in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

(1)	Excludes interest.
(2)

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for capital expenditures expected to be incurred in connection with the relocation of operations in Alabama.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $399,073 and $252,704 at December 31, 2007 and 2006, respectively, representing a 57.92% increase. Book value per share was $19.15 and $16.27 at December 31, 2007 and 2006, respectively. The merger with Capital increased shareholders’ equity by $69,993, or 47.82% of the increase in total shareholders’ equity. The aforementioned equity offering completed during the second quarter of 2007 increased shareholders’ equity by $58,126, or 39.71% of the increase in total shareholders’ equity. The remainder of the growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

To improve the liquidity and trading volume of the Company’s common stock, the Company issued a three-for-two stock split during the third quarter of 2006. Although certain components of shareholders’ equity were adjusted, the stock split did not result in a change to total shareholders’ equity.

The Company had a share repurchase plan in place in 2007. The plan was adopted in September 2002 and authorized the repurchase of 2,595,031 shares of the Company’s common stock, subject to a monthly purchase limit of $2.0 million. This plan was suspended by the Board of Directors in January, 2008. Shares repurchased are held for reissue in connection with stock compensation plans and for general corporate purposes. Approximately 384,000 shares of stock were purchased during 2007 for a total purchase price of $7,810. The Company did not repurchase any shares during 2006.

In connection with the Capital merger, we assumed $12,372 in junior subordinated debentures issued by Capital which pay interest quarterly at a fixed rate of 5.64% through June 30, 2010 and will reprice quarterly equal to the three-month LIBOR plus 150 basis points thereafter. The principal amount of the junior subordinated debentures is due in 2035. During January 2005, we formed PHC Statutory Trust II for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in floating rate junior debentures of the Company. The $31,959 issue provided us with funds for the cash portion of the Heritage merger. The 30-year junior subordinated debentures pay interest quarterly equal to the three-month LIBOR plus 187 basis points. In connection with the Heritage merger, we assumed $10,310 in junior subordinated debentures issued by Heritage which pay interest quarterly at a fixed rate of 10.20%. The principal amount of the junior subordinated debentures is due in 2031. During 2003, we formed PHC Statutory Trust I for the purpose of issuing corporation-obligated mandatory redeemable capital securities to third party investors and investing the proceeds from the sale of such capital securities in floating rate junior debentures of the Company. The $20,619 issue provided us with funds for the cash portion of the Renasant Bancshares, Inc. merger. The 30-year junior subordinated debentures pay interest quarterly equal to the three-month LIBOR plus 285 basis points.

All of the junior subordinated debentures described in the above paragraph are included in Tier I capital at December 31, 2007. FASB Interpretation No. 46R raised questions about whether the debentures issued by an unconsolidated subsidiary trust will continue to be included in Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to our junior subordinated debentures, that are includable in Tier 1 capital. The new guidance, which becomes effective in March 2009, is not expected to impact the amount of debentures we include in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines for governing the levels of capital that banks are to maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier I Capital to Average Assets (Leverage)	Tier I Capital to Risked – Weighted Assets	Total Capital to Risked – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank as of December 31, 2007:

	Actual		Minimum Capital Requirement To Be Well Capitalized		Minimum Capital Requirement To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to average assets)
Consolidated	$275,883	8.09%	$170,420	5.00%	$136,336	4.00%
Bank	267,353	7.88%	169,588	5.00%	135,670	4.00%
Tier I Capital (to risk-weighted assets)
Consolidated	$275,883	9.91%	$167,002	6.00%	$111,334	4.00%
Bank	267,353	9.62%	166,774	6.00%	111,183	4.00%
Total Capital (to risk-weighted assets)
Consolidated	$302,254	10.86%	$278,336	10.00%	$222,669	8.00%
Bank	293,724	10.57%	277,957	10.00%	222,366	8.00%

SEC Form 10-K

A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, VICE PRESIDENT, RENASANT CORPORATION, 209 TROY STREET, TUPELO, MS 38804.

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

RENASANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

Management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an assessment of the Company’s system of internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Horne LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included in this annual report.

E. Robinson McGraw	Stuart R. Johnson
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “ Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control— Integrated Framework” issued by COSO.

Memphis, Tennessee

March 11, 2008

Renasant Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2007	2006
Assets
Cash and due from banks	$84,391	$76,268
Interest-bearing balances with banks	15,402	21,933

Cash and cash equivalents	99,793	98,201

Securities available for sale	539,590	428,065

Mortgage loans held for sale	37,468	38,672

Loans, net of unearned income	2,586,593	1,826,762
Allowance for loan losses	(26,372)	(19,534)

Net loans	2,560,221	1,807,228

Premises and equipment, net	47,553	41,350
Intangible assets, net	197,314	98,296
Other assets	130,348	99,544

Total assets	$3,612,287	$2,611,356

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$299,394	$271,237
Interest-bearing	2,248,427	1,837,728

Total deposits	2,547,821	2,108,965

Short-term borrowings	370,456	34,007
Long-term debt	177,717	118,212
Junior subordinated debentures	76,215	64,204
Other liabilities	41,005	33,264

Total liabilities	3,213,214	2,358,652

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5 par value – 75,000,000 shares authorized, 22,790,797 and 17,233,559 shares issued as of December 31, 2007 and 2006, respectively; 20,841,365 and 15,536,475 shares outstanding as of December 31, 2007 and 2006, respectively	113,954	86,168
Treasury stock, at cost	(31,413)	(25,719)
Additional paid-in capital	184,856	83,844
Retained earnings	132,774	114,254
Accumulated other comprehensive loss	(1,098)	(5,843)

Total shareholders’ equity	399,073	252,704

Total liabilities and shareholders’ equity	$3,612,287	$2,611,356

See notes to consolidated financial statements.

Renasant Corporation

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year Ended December 31,
	2007	2006	2005
Interest income
Loans	$172,483	$132,701	$109,940
Securities:
Taxable	20,576	16,092	13,054
Tax-exempt	3,618	3,711	4,482
Other	1,526	1,789	913

Total interest income	198,203	154,293	128,389

Interest expense
Deposits	83,816	57,467	35,228
Borrowings	18,566	12,763	12,735

Total interest expense	102,382	70,230	47,963

Net interest income	95,821	84,063	80,426
Provision for loan losses	4,838	2,408	2,990

Net interest income after provision for loan losses	90,983	81,655	77,436

Noninterest income
Service charges on deposit accounts	20,528	18,446	16,776
Fees and commissions	15,726	13,854	11,188
Insurance commissions	3,549	3,533	3,573
Trust revenue	2,859	2,515	2,493
Securities gains	78	25	70
BOLI income	2,070	1,578	1,574
Gains on sales of mortgage loans	4,863	3,497	2,805
Other	2,514	2,495	1,737

Total noninterest income	52,187	45,943	40,216

Noninterest expense
Salaries and employee benefits	54,990	49,760	46,113
Data processing	4,885	4,281	4,028
Net occupancy	7,999	7,156	6,053
Equipment	4,208	3,879	3,779
Professional fees	2,705	2,478	2,268
Advertising	3,303	3,560	3,705
Intangible amortization	1,991	1,639	2,258
Other	17,919	16,253	15,736

Total noninterest expense	98,000	89,006	83,940

Income before income taxes	45,170	38,592	33,712
Income taxes	14,069	11,467	9,503

Net income	$31,101	$27,125	$24,209

Basic earnings per share	$1.66	$1.75	$1.56

Diluted earnings per share	$1.64	$1.71	$1.54

See notes to consolidated financial statements.

Renasant Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2005	13,602,434	$79,320	$(21,621)	$38,825	$81,720	$798	$179,042

Net income					24,209		24,209
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of tax of ($2,747))						(4,434)	(4,434)
Less reclassification adjustment for gains realized in net income (net of tax of ($28))						(43)	(43)

Comprehensive income							19,732
Cash dividends ($0.580 per share)					(9,026)		(9,026)
Shares issued in business combinations	2,054,382	6,848		38,485			45,333
Valuation of options assumed				6,081			6,081
Exercise of stock based compensation	241,754		3,596	(1,035)			2,561
Stock option compensation				680			680
Treasury stock purchased	(432,366)		(8,963)				(8,963)

Balance at December 31, 2005	15,466,204	86,168	(26,988)	83,036	96,903	(3,679)	235,440

Net income					27,125		27,125
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of tax of $1,098)						1,771	1,771
Less reclassification adjustment for gains realized in net income (net of tax of ($11))						(15)	(15)
Unrealized gain on interest rate swap (net of tax of $168)						272	272

Comprehensive income							29,153
Cumulative effect of change in accounting for defined benefit pension and post-retirement benefit plans (net of tax of ($2,597))						(4,192)	(4,192)
Cash dividends ($0.627 per share)					(9,774)		(9,774)
Exercise of stock based compensation	70,271		1,269	84			1,353
Stock option compensation				724			724

Balance at December 31, 2006	15,536,475	86,168	(25,719)	83,844	114,254	(5,843)	252,704

Net income					31,101		31,101
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of tax of $2,088)						3,371	3,371
Less reclassification adjustment for gains realized in net income (net of tax of ($30))						(48)	(48)
Amortization of costs associated with defined benefit pension and post-retirement benefit plans (net of tax of $380)						613	613
Unrealized gain on interest rate swap (net of tax of $501)						809	809

Comprehensive income							35,846
Cash dividends ($0.660 per share)					(12,581)		(12,581)
Shares issued in business combinations	2,797,238	13,986		53,511			67,497
Valuation of options assumed				2,496			2,496
Shares issued in equity offering	2,760,000	13,800		44,326			58,126
Exercise of stock based compensation	131,422		2,116	(255)			1,861
Stock option compensation				934			934
Treasury stock purchased	(383,770)		(7,810)				(7,810)

Balance at December 31, 2007	20,841,365	$113,954	$(31,413)	$184,856	$132,774	$(1,098)	$399,073

See notes to consolidated financial statements.

Renasant Corporation

Consolidated Statements of Cash Flows

(In Thousands, Except Share Data)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$31,101	$27,125	$24,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,838	2,408	2,990
Depreciation, amortization and accretion	6,539	6,230	8,104
Deferred income taxes	(106)	634	1,804
Funding of loans held for sale	(605,594)	(468,749)	(434,193)
Proceeds from sales of mortgage loans	613,101	467,069	436,999
Gains on sales of mortgage loans	(4,863)	(3,497)	(2,805)
Gain on sales of securities	(78)	(25)	(70)
Losses (gains) on sales of premises and equipment	1	17	(220)
Stock based compensation	1,444	1,471	680
(Increase) decrease in other assets	(7,190)	(2,705)	5,736
Increase in other liabilities	4,075	4,085	6,512

Net cash provided by operating activities	43,268	34,063	49,746

Investing activities
Purchases of securities available for sale	(167,223)	(123,794)	(46,363)
Proceeds from sales of securities available for sale	54,944	35,660	39,046
Proceeds from call/maturities of securities available for sale	78,221	61,449	65,305
Net increase in loans	(262,016)	(185,774)	(135,516)
Proceeds from sales of premises and equipment	352	66	1,748
Purchases of premises and equipment	(5,477)	(3,324)	(7,978)
Net cash paid in business combination	(52,606)	—	(19,328)

Net cash used in investing activities	(353,805)	(215,717)	(103,086)

Financing activities
Net (decrease) increase in noninterest-bearing deposits	(11,808)	20,967	23,656
Net (decrease) increase in interest-bearing deposits	(39,739)	219,547	145,155
Net increase (decrease) in short-term borrowings	321,949	23,348	(103,194)
Proceeds from Federal Home Loan Bank advances	75,372	20,000	166,122
Repayment of Federal Home Loan Bank advances	(73,083)	(92,575)	(121,194)
Purchase of treasury stock	(7,810)	—	(8,963)
Cash paid for dividends	(12,581)	(9,774)	(10,923)
Cash received on exercise of stock-based compensation	1,297	1,234	2,519
Tax benefit from stock based compensation	406	1,245	—
Proceeds from equity offering	58,126	—	—

Net cash provided by financing activities	312,129	183,992	93,178

Net increase in cash and cash equivalents	1,592	2,338	39,838
Cash and cash equivalents at beginning of year	98,201	95,863	56,025

Cash and cash equivalents at end of year	$99,793	$98,201	$95,863

Supplemental disclosures
Cash paid for interest	$97,423	$65,198	$43,429
Cash paid for income taxes	9,606	11,968	6,355
Noncash transactions:
Transfers of loans to other real estate	9,119	3,998	6,653
Common stock issued and fair value of stock options assumed in business combinations	69,993	—	51,414

See notes to consolidated financial statements.

Note A – Significant Accounting Policies

(In Thousands Except Share Data)

Nature of Operations: Renasant Corporation (referred to herein as the “Company”), a Mississippi corporation, owns and operates Renasant Bank, a Mississippi-chartered bank with operations in Mississippi, Tennessee and Alabama, and Renasant Insurance, Inc., a Mississippi corporation and a wholly-owned subsidiary of Renasant Bank with operations in Mississippi. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its full service offices located throughout north and north central Mississippi, west and middle Tennessee and north and north central Alabama.

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

On January 1, 2005, the Company completed its merger with Heritage Financial Holding Corporation (“Heritage”). On July 1, 2007, the Company completed its merger with Capital Bancorp, Inc. (“Capital”). On the same date, Capital Bank & Trust Company was merged into Renasant Bank. The financial condition and results of operations for Heritage and Capital are included in the Company’s financial statements since the respective dates of each merger.

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

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), issued by the Financial Accounting Standards Board (“FASB”), indicates when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company is not the primary beneficiary of any such entity.

Business Combinations: Business combinations are accounted for using the purchase method of accounting which reflects the net assets of the companies recorded at their fair value at the date of acquisition. The financial condition and results of operations of entities acquired using the purchase method are included in the Company’s financial statements from the date the acquisition is completed.

Note A – Significant Accounting Policies (continued)

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

Mortgage Loans Held for Sale: Mortgage loans held for sale represent residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified separately on the balance sheet. Loans to be sold are locked in at the contractual rate upon closing, thereby eliminating any interest rate risk for the Company. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These gains and losses are classified under the caption “Gains on sales of mortgage loans” on the statements of income.

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

Note A – Significant Accounting Policies (continued)

collected, for loans that are placed on nonaccrual or charged-off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Certain loans acquired in the Heritage and Capital mergers are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment.

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

Note A – Significant Accounting Policies (continued)

Other Real Estate: Other real estate of $8,584 and $4,579 at December 31, 2007 and 2006, respectively, is included in “Other Assets” and consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising from the acquisition of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other” in the Noninterest expense section on the statements of income.

Goodwill and Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2007, 2006 or 2005. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives.

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

Insurance Agency Revenues: Renasant Insurance, Inc. is a full-service insurance agency offering all lines of commercial and personal insurance through major third-party insurance carriers. Commissions and fees are recognized when earned based on contractual terms and condition of insurance policies with the insurance carriers. Contingency fee income paid by the insurance carriers is recognized upon receipt.

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

Derivative Instruments and Hedging Activities: The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan may be locked into for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Mortgage loan commitments are derivatives; however, they do not qualify for hedge accounting under FASB Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“Statement 133”). Accordingly, the mortgage loan commitments are recorded at fair value, and changes are recorded in earnings. The fair value of the mortgage loan commitments are based on readily available fair values, obtained in the open market from mortgage investors. These fair values reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company. Gains and losses arising from the valuation of the mortgage loan commitments are reflected under the caption “Gains on sales of mortgage loans” on the statements of income.

Note A – Significant Accounting Policies (continued)

In May 2006, the Company entered into an interest rate swap with a notional amount of $100,000 whereby it will receive a fixed rate of interest and pay a variable rate based on the Prime rate. The effective date of the swap was May 11, 2006 and the maturity date of the swap is May 11, 2009. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At December 31, 2007, the swap had a fair value of $1,765 which has been recorded in “Other Assets”.

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it will receive a variable rate of interest based on the three-month LIBOR plus 187 basis points and pay a fixed rate of 5.72%. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $31,000 of its junior subordinated debentures to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At December 31, 2007, the swap had a fair value of $8 which has been recorded in “Other Assets”.

The Company accounts for both interest rate swaps in accordance with Statement 133.

Treasury Stock: The Company had an active repurchase plan for the acquisition of its common stock in 2007. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Stock-Based Compensation: In 2002, the Company adopted the fair value method of recording stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Beginning in January, 2006, the Company applied the revised procedures set forth in FASB’s revision to Statement 123, “Share-Based Payment” (“Statement 123R”). The adoption of Statement 123R did not materially impact the Company. Compensation expense for option awards is determined based on the estimated fair value of the award at the date of grant. Further, compensation expense is based on an estimate of the number of awards expected to vest and is recognized over the award’s vesting period. The Company did not estimate any forfeitures for 2007, due to the low historical forfeiture rate. Expense associated with the Company’s stock based compensation is included under the caption “Salaries and employee benefits” on the statements of income. See Note M, “Employee Benefit and Deferred Compensation Plans”, for further details regarding the Company’s stock-based compensation.

Earnings Per Common Share: Earnings per common share are obtained by dividing net income available to common shareholders by weighted-average outstanding shares of common stock. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share takes into consideration the dilutive effect of outstanding unexercised stock option awards and warrants assuming the awards were exercised into common shares based on the treasury stock method using the average market price. If the option exercise price exceeded the fair value of the stock, the effect would be an anti-dilutive effect on earnings per share and, consequently, those shares would not have been included in the stock awards adjustment. See Note S, “Net Income Per Common Share”, for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Prior period share and per share data have been restated to reflect a three-for-two stock split effected in the form of a share dividend on August 28, 2006.

Impact of Recently-Issued Accounting Standards: In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on financial condition, results of operations or liquidity.

Note A – Significant Accounting Policies (continued)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007, and the adoption did not have an impact on shareholders’ equity or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities. This statement also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of Statement 157 will not have a material impact on the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted. The Company is in the process of reviewing the potential impact of this statement. The adoption of Statement 159 will not have a material impact on the Company.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”) which replaces Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their respective fair values. Statement 141R requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption on this statement will impact the accounting and reporting of acquisitions after January 1, 2008 and, as such, did not impact the accounting for the Capital merger.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. Statement 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Statement 160 also clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling

Note A – Significant Accounting Policies (continued)

interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of adopting Statement 160 on its financial statements.

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Obligations of other U.S. Government agencies and corporations	$115,438	$1,241	$(267)	$116,412
Mortgage-backed securities	261,641	2,021	(1,615)	262,047
Obligations of states and political subdivisions	118,479	1,365	(294)	119,550
Trust preferred securities	4,949	24	(66)	4,907
Other equity securities	36,717	44	(87)	36,674

	$537,224	$4,695	$(2,329)	$539,590

December 31, 2006
Obligations of other U.S. Government agencies and corporations	$92,479	$103	$(1,632)	$90,950
Mortgage-backed securities	206,217	456	(2,711)	203,962
Obligations of states and political subdivisions	110,280	1,133	(499)	110,914
Trust preferred securities	4,949	37	—	4,986
Other equity securities	17,253	—	—	17,253

	$431,178	$1,729	$(4,842)	$428,065

December 31, 2005
Obligations of other U.S. Government agencies and corporations	$89,489	$—	$(2,290)	$87,199
Mortgage-backed securities	176,498	472	(3,872)	173,098
Obligations of states and political subdivisions	106,766	1,110	(1,533)	106,343
Trust preferred securities	12,464	54	—	12,518
Other equity securities	19,775	101	—	19,876

	$404,992	$1,737	$(7,695)	$399,034

Gross gains on sales of securities available for sale for 2007, 2006 and 2005, were $221, $382 and $138, respectively. Gross losses on sales of securities available for sale for 2007, 2006 and 2005, were $143, $357 and $68, respectively. At December 31, 2007 and 2006, securities with a carrying value of approximately $382,683 and $292,362, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $31,678 and $18,376 were pledged as collateral for short-term borrowings at December 31, 2007 and 2006, respectively.

Note B – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007
Obligations of other U.S. Government agencies and corporations	$—	$—	$32,732	$(267)	$32,732	$(267)
Mortgage-backed securities	24,929	(347)	82,350	(1,268)	107,279	(1,615)
Obligations of states and political subdivisions	5,204	(65)	21,491	(229)	26,695	(294)
Trust preferred securities	1,883	(66)	—	—	1,883	(66)
Other equity securities	956	(87)	—	—	956	(87)

Total	$32,972	$(565)	$136,573	$(1,764)	$169,545	$(2,329)

December 31, 2006
Obligations of other U.S. Government agencies and corporations	$19,679	$(129)	$62,979	$(1,503)	$82,658	$(1,632)
Mortgage-backed securities	51,460	(269)	100,620	(2,442)	152,080	(2,711)
Obligations of states and political subdivisions	3,288	(25)	30,022	(474)	33,310	(499)
Trust preferred securities	1,476	—	—	—	1,476	—
Other equity securities	—	—	—	—	—	—

Total	$75,903	$(423)	$193,621	$(4,419)	$269,524	$(4,842)

Management does not believe unrealized losses in our securities portfolio, individually or in the aggregate, as of December 31, 2007 and 2006, represent an other-than-temporary impairment. The unrealized losses are primarily a result of changes in interest rates and will not prohibit the Company from receiving its contractual interest and principal payments. The Company has both the intent and ability to hold the securities contained in the table above for the time necessary to recover the unrealized loss or until maturity.

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities Available for Sale
Due in one year or less	$16,252	$16,304
Due after one year through five years	90,175	90,817
Due after five years through ten years	110,479	111,645
Due after ten years	21,960	22,103
Mortgage-backed securities	261,641	262,047
Other equity securities	36,717	36,674

	$537,224	$539,590

Note C – Loans and Allowance for Loan Losses

(In Thousands)

Loans are summarized as follows:

	December 31,
	2007	2006
Commercial, financial and agricultural	$317,866	$236,741
Lease financing	2,738	4,536
Real estate – construction	386,184	242,669
Real estate – 1-4 family mortgage	850,658	636,060
Real estate – commercial mortgage	948,322	629,354
Installment loans to individuals	81,006	77,704

Gross loans	2,586,774	1,827,064
Unearned income	(181)	(302)

Loans, net of unearned income	2,586,593	1,826,762
Allowance for loan losses	(26,372)	(19,534)

Net loans	$2,560,221	$1,807,228

The Company applied the provisions of SOP 03-3 on certain loans acquired in connection with the mergers with Heritage and Capital. At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” is as follows:

	December 31,
	2007	2006
Commercial	$10,801	$6,228
Consumer	59	59
Mortgage	930	460

Total outstanding balance	$11,790	$6,747

Total carrying amount	$8,178	$5,170

Changes in the accretable yield of these loans are as follows:

	Year ended December 31,
	2007	2006
Balance at January 1	$21	$182
Additions	—	—
Reclassifications from nonaccretable difference	868	756
Accretion	(311)	(917)

Balance at December 31	$578	$21

The Company did not increase the allowance for loan losses through a charge to the provision for loan losses on loans accounted for in accordance with SOP 03-3 during 2007. During 2006, the Company increased the allowance for loan losses by $79 through a charge to the provision for loan losses because of the deterioration of one loan accounted for in accordance with SOP 03-3 with a carrying value of $191.

Note C – Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$19,534	$18,363	$14,403
Additions from business combinations	5,253	—	4,214
Provision for loan losses	4,838	2,408	2,990
Loans charged-off	(4,099)	(3,082)	(3,886)
Recoveries of loans previously charged-off	846	1,845	642

Balance at end of year	$26,372	$19,534	$18,363

At December 31, 2007 and 2006, nonaccrual loans totaled $14,231 and $7,821, respectively while loans past due 90 days or more and still accruing interest were $2,046 and $3,467, respectively. Impaired loans recognized in conformity with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, were as follows:

	December 31,
	2007	2006
Impaired loans with an allocated allowance for loan losses	$11,656	$8,565
Impaired loans without an allocated allowance for loan losses	15	24

Total impaired loans	$11,671	$8,589

Allocated allowance on impaired loans	$1,610	$2,912

	Year ended December 31,
	2007	2006	2005
Average recorded investment in impaired loans	$10,130	$6,645	$6,856
Interest income recognized using the accrual basis of income recognition	$67	$247	$346
Interest income recognized using the cash-basis of income recognition	$642	$424	$221

Certain executive officers and directors of Renasant Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $26,399 and $12,976 at December 31, 2007 and 2006, respectively. During 2007, $2,865 of new loans were made to related parties and payments received totaled $3,343. The loan balance to related parties increased $13,901 as a result of changes in related parties during the year.

Note D – Premises and Equipment

(In Thousands)

Bank premises and equipment accounts as of December 31 are summarized as follows:

	2007	2006
Premises	$51,279	$44,567
Leasehold improvements	3,695	3,329
Furniture and equipment	17,430	15,738
Computer equipment	9,283	7,883
Autos	393	349

Total	$82,080	$71,866
Accumulated depreciation	(34,527)	(30,516)

Net	$47,553	$41,350

Note D – Premises and Equipment (continued)

Depreciation expense was $4,272, $4,052 and $3,629 at December 31, 2007, 2006 and 2005, respectively. The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $1,866 for 2007, $1,531 for 2006 and $1,351 for 2005. The following is a summary of future minimum lease payments for years following December 31, 2007:

2008	$2,040
2009	1,769
2010	1,612
2011	1,518
2012	1,516
Thereafter	10,453

Total	$18,908

Note E – Goodwill and Other Intangible Assets

(In Thousands)

The following table provides a summary of goodwill and other intangible assets:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$15,585	$(5,085)	$9,611	$(3,392)
Other intangible assets	1,390	(996)	1,414	(698)

Total intangible assets	$16,975	$(6,081)	$11,025	$(4,090)

Goodwill	$188,562	$(2,142)	$93,503	$(2,142)

Aggregate amortization expense for the years ended December 31, 2007, 2006 and 2005 were $1,991, $1,639 and $2,258, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2008	$2,301
2009	2,075
2010	1,896
2011	1,443
2012	977
Thereafter	2,202

The changes in the carrying amount of intangible assets during 2007 and 2006 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of December 31, 2005	$92,258	$7,548	$1,026
Amortization expense	—	(1,329)	(310)
Adjustment to previously recorded intangible assets	(897)	—	—

Balance as of December 31, 2006	$91,361	$6,219	$716
Additions from business combinations	95,518	5,974	—
Amortization expense	—	(1,693)	(298)
Adjustment to previously recorded intangible assets	(459)	—	(24)

Balance as of December 31, 2007	$186,420	$10,500	$394

The adjustment to previously recorded goodwill in 2007 reflects tax benefits associated with the exercise of stock options assumed in connection with the mergers with Capital, Heritage and Renasant Bancshares, Inc. (“Renasant Bancshares”).

Note F – Deposits

(In Thousands)

Following is a summary of deposits as of December 31, 2007 and 2006:

	2007	2006
Non-interest bearing	$299,394	$271,237
Interest bearing checking	147,418	100,806
Money market and savings	761,366	650,426
Time deposits	1,339,643	1,086,496

Total deposits	$2,547,821	$2,108,965

At December 31, 2007, the approximate scheduled maturities of time deposits are as follows:

2008	$1,161,301
2009	118,877
2010	28,797
2011	15,519
2012	14,956
Thereafter	193

Total	$1,339,643

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2007 and 2006 was $681,407 and $496,004, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $14,786 at December 31, 2007.

Note G – Short-Term Borrowings

(In Thousands)

Short-term borrowings as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Federal funds purchased	$59,800	$—
Treasury, tax and loan notes	10,000	1,653
Federal Home Loan Bank advances	287,000	26,000
Securities sold under repurchase agreements	13,656	6,354

Total other borrowed funds	$370,456	$34,007

The average balances and cost of funds for the years ending December 31, 2007, 2006 and 2005 are summarized as follows:

	Average Balances			Cost of Funds
	2007	2006	2005	2007	2006	2005
Federal funds purchased	$17,589	$15,199	$18,096	4.87%	5.52%	3.22%
Treasury, tax and loan notes	1,602	1,883	1,584	4.92	4.52	3.07
Federal Home Loan Bank advances	98,708	11,931	33,087	4.83	5.47	2.81
Securities sold under repurchase agreements	8,856	4,751	5,603	2.71	2.34	1.46

Total other borrowings	$126,755	$33,764	$58,370	4.69%	5.00%	2.81%

The Company maintains lines of credit with correspondent banks totaling $35,000 at December 31, 2007. These are unsecured lines of credit maturing at various times within the next twelve months. Interest is charged at the market federal funds rate on all advances. In addition, the Company maintains a treasury tax and loan account with the

Note G – Short-Term Borrowings (continued)

Federal Reserve. The balance is collateralized by assets of Renasant Bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve’s need for funds.

Note H – Long-Term Debt

(In Thousands)

Long-term debt as of December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal Home Loan Bank advances	$177,717	$118,212
Junior subordinated debentures	76,215	64,204

Total long-term debt	$253,932	$182,416

Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities ranging from 2008 to 2025 with weighted-average interest rates of 5.11% and 4.99% at December 31, 2007 and 2006, respectively. These advances had a combination of fixed and floating rates which range from 2.67% to 7.93% at December 31, 2007. The Company had availability on unused lines of credit with the FHLB of $496,212 at December 31, 2007. These advances are collateralized by a pledge of a blanket lien on the Company’s mortgage loans.

The aggregate stated maturities, in thousands, of long-term debt outstanding at December 31, 2007, are summarized as follows:

2008	$75,421
2009	34,552
2010	26,476
2011	14,689
2012	6,951
Thereafter	95,843

Total	$253,932

Note I – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

(In Thousands)

The Company owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trust used the proceeds from the issuance of their preferred capital securities and common stock (collectively referred to as “capital securities’) to buy floating rate debentures issued by the Company. The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. Pursuant to the mergers with Heritage and Capital, the Company assumed the debentures issued to Heritage Financial Statutory Trust I and Capital Bancorp Capital Trust I, respectively. The following table provides details on the debentures as December 31, 2007:

	Principal Amount	Interest Rate	Year of Maturity
PHC Statutory Trust I	$20,619	7.84%	2033
PHC Statutory Trust II	31,959	6.86	2035
Heritage Financial Statutory Trust I	10,310	10.20	2031
Capital Bancorp Capital Trust I	12,372	5.64	2035

Note I – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts (continued)

PHC Statutory Trust I and PHC Statutory Trust II have floating interest rates which reprice quarterly equal to the three-month LIBOR plus 285 basis points and three-month LIBOR plus 187 basis points, respectively. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. The interest rate for Capital Bancorp Capital Trust I is fixed at 5.64% per annum through June 30, 2010 and will reprice quarterly equal to the three-month LIBOR plus 150 basis points thereafter.

The Company may redeem its debentures, at par, in whole or in part on or after December 17, 2007 for debentures owned by PHC Statutory Trust I. and March 15, 2010 for debentures owned by PHC Statutory Trust II. The debentures owned by Heritage Financial Statutory Trust I may be redeemed in whole or in part at a premium on or after February 22, 2011 through February 21, 2021. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par. The Company may redeem the debentures owned by Capital Bancorp Capital Trust I, at par, in whole or in part on or after June 30, 2010.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2007, were approximately $794,592 and $27,843, respectively, compared to $577,439 and $23,245, respectively, at December 31, 2006

Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company and Renasant Bank. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- and off-balance sheet financial instruments.

Note K – Income Taxes

(In Thousands)

Deferred income taxes, included in “Other Assets”, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No valuation allowance was recognized as the deferred tax assets were determined to be realizable in future years. This determination was based on the Company’s earnings history – the Company has no basis for believing future performance will not continue to follow the same pattern.

Note K – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$11,469	$8,075
Deferred compensation	5,963	4,829
Net operating loss carryforward	2,064	3,441
Net unrealized losses on securities available for sale	—	1,191
Pension	—	61
Other	3,024	1,441

Total deferred tax assets	22,520	19,038

Deferred tax liabilities:
Core deposit intangible	4,016	2,379
Depreciation	537	735
Net unrealized gains on securities available for sale	966	—
Pension	368	—
Other	3,594	2,339

Total deferred tax liabilities	9,481	5,453

Net deferred tax assets	$13,039	$13,585

Significant components of the provision for income taxes (benefits) are as follows:

	Year ended December 31,
	2007	2006	2005
Current
Federal	$12,692	$11,197	$10,639
State	1,271	904	668

	13,963	12,101	11,307
Deferred
Federal	282	(682)	(1,778)
State	(176)	48	(26)

	106	(634)	(1,804)

	$14,069	$11,467	$9,503

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

	Year ended December 31,
	2007	2006	2005
Tax at U.S. statutory rate	$15,810	$13,507	$11,799
Tax-exempt interest income	(1,738)	(1,631)	(1,665)
Income from Bank Owned Life Insurance	(932)	(649)	(633)
State income taxes, net of federal benefit	712	658	417
Other items-net	217	(418)	(415)

	$14,069	$11,467	$9,503

Income tax expense related to securities gains was $30, $11, and $28 for the years ended December 31, 2007, 2006 and 2005, respectively. The net operating loss carryforward arose through the operations of Heritage prior to the merger. The Company believes the net operating loss carryforward will be fully utilized by 2009.

Note K – Income Taxes (continued)

As of December 31, 2007, the Company has $530 of unrecognized tax benefits related to federal and state income tax matters. If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate during 2007 relative to any tax positions taken prior to January 1, 2007. As of December 31, 2007, the Company has accrued $75 for interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007.

Note L – Restrictions on Cash, Bank Dividends, Loans or Advances

(In Thousands)

Renasant Bank is required to maintain average balances with the Federal Reserve. The average amount of those balances for the years ended December 31, 2007 and 2006 was approximately $16,303 and $12,775, respectively.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from Renasant Bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At December 31, 2007, the unrestricted surplus for Renasant Bank was approximately $449,185.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2007, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $29,372. There were no loans outstanding from Renasant Bank to the Company at December 31, 2007.

Note M – Employee Benefit and Deferred Compensation Plans

(In Thousands Except Share Data)

The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code. The Company did not make a contribution to the pension plan for 2007 or 2006. The Company does not anticipate making a contribution in 2008. The plan’s accumulated benefit obligations and the projected benefit obligations are the same since benefit accruals under the plan ceased at 1996 levels.

The Company also provides retiree health care benefits for certain employees who were employed by the Company and enrolled in the Company’s health plan as of December 31, 2004. To receive benefits, an eligible employee must retire from service with the Company and its affiliates, between age 55 and 65, and be credited with at least 15 years of service or with 70 points, determined as the sum of age and service at retirement. The Company periodically determines the portion of the premium to be paid by each eligible retiree and the portion to be paid by the Company. Coverage ceases when an employee attains age 65 and is eligible for Medicare. The Company also provides for each retiree life insurance coverage in the face amount of $5,000 until age 70. Retirees can purchase additional insurance or continue coverage beyond age 70 at their sole expense.

Note M – Employee Benefit and Deferred Compensation Plans (continued)

The Company has accounted for its obligation related to these plans in accordance with FASB Statement No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions.” The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation nor the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2007, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously offered by the Company and Other Benefits represent the post-retirement health and life plans. There is no additional minimum pension liability required to be recognized. Information relating to the defined benefit pension and post-retirement health and life plans as of December 31, 2007, and 2006 are as follows:

	Pension Benefits
	2007	2006
Asset allocation
Cash and cash equivalents	4%	3%
U.S. government bonds	14	27
Other corporate bonds	25	11
Common corporate stocks	57	59

	100%	100%

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$17,077	$17,347	$1,209	$1,280
Service cost	—	—	44	43
Interest cost	996	976	67	69
Plan participants’ contributions	—	—	87	73
Actuarial (gain)/loss	(935)	(430)	(84)	51
Curtailments	—	—	—	—
Benefits paid	(868)	(816)	(202)	(307)

Benefit obligation at end of year	$16,270	$17,077	$1,121	$1,209

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$18,248	$17,608
Actual return on plan assets	878	1,456
Contribution by employer	—	—
Benefits paid	(868)	(816)

Fair value of plan assets at end of year	$18,258	$18,248

Weighted-average assumptions as of December 31
Discount rate	6.50%	6.00%	6.50%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

Note M – Employee Benefit and Deferred Compensation Plans (continued)

The plan expense for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2007, 2006 and 2005 is as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$44	$43	$47
Interest cost	996	976	974	67	69	72
Expected return on plan assets	(1,408)	(1,374)	(1,302)	—	—	—
Prior service cost recognized	30	30	30	—	3	3
Recognized actuarial loss	403	475	394	70	66	68
Recognized curtailment loss	—	—	—	—	—	3

Net periodic benefit cost	$21	$107	$96	$181	$181	$193

Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2008	$926	$139
2009	954	142
2010	987	133
2011	1,028	117
2012	1,125	104
Thereafter	6,293	570

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, 2007, are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$(30)	$—
Actuarial loss	(3,168)	(381)

Total	$(3,198)	$(381)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$30	$—
Actuarial loss	310	55

Total	$340	$55

The incremental effect of applying Statement 158 on individual line items in the consolidated balance sheet as of December 31, 2006, is as follows:

	Before application of Statement No. 158	Reclassifications	After application of Statement No. 158
Other assets	$103,299	$(3,755)	$99,544
Total assets	2,615,111	(3,755)	2,611,356
Other liabilities	32,827	437	33,264
Total liabilities	2,358,215	437	2,358,652
Accumulated other comprehensive loss	(1,651)	(4,192)	(5,843)
Total stockholders’ equity	256,896	(4,192)	252,704

Note M – Employee Benefit and Deferred Compensation Plans (continued)

The investment objective for the pension or defined benefit plan is to achieve above average income and moderate long term growth. Management seeks to accomplish this objective by combining an equity income strategy (approximately 60%), which generally invests in larger capitalization common stocks, and an intermediate fixed income strategy (approximately 40%), which generally invests in U.S. Government securities and investments in investment grade corporate bonds. It is management’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by management.

The plan’s expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns.

The Company previously maintained three defined contribution plans: a money purchase pension plan, an employee stock ownership plan and a 401(k) plan. On December 31, 2004, the money purchase plan and employee stock ownership plan were merged into the Company’s 401(k) plan. The 401(k) plan is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are generally eligible to participate in the plan upon the attainment of age 21 and the completion of six months of service. Company contributions are allocated to eligible employees who are employed on the last day of each plan year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2007, 2006 and 2005 were $3,333, $2,896 and $2,701, respectively.

The Company adopted the “Performance Based Reward” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated profitability criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2007, 2006 and 2005 was $616, $2,325 and $1,340, respectively.

The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers and employees may defer base salary and bonus to the Deferred Stock Unit Plan and up to 20% of base salary to the deferred compensation plan maintained for their benefit. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to a deferred compensation plan are invested in the discretion of each participant from among designated investment alternatives. Directors, officers and employees who participated in the Company’s deferred compensation plans on or before December 31, 2006, may also elect an interest investment that is derived from Moody’s Average Corporate Bond Rate, adjusted annually, and the beneficiaries of certain participants may receive a death benefit in excess of the amount credited to plan accounts at the time of an affected participant’s death.

All of the Company’s plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2007, 2006 and 2005 for the deferred compensation plan in which officers and employees participate, inclusive of the salary deferrals, was $696, $589 and $568, respectively. The expense recorded in 2007, 2006 and 2005 for the deferred compensation plan in which nonemployee directors participate, inclusive of deferrals, was $105, $128 and $58, respectively.

Note M – Employee Benefit and Deferred Compensation Plans (continued)

The Company assumed a supplemental executive retirement plan (SERP) in connection with the merger with Capital. The SERP was established by Capital to provide supplemental retirement benefits. The supplemental executive retirement plan provides two officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. At December 31, 2007, the supplemental executive retirement liabilities totaled $813. The plans are not qualified under Section 401 of the Internal Revenue Code.

At December 31, 2007, an aggregate of 2,130,811 common shares were reserved for issuance under the Company’s employee benefit plans. During 2007, the Company repurchased approximately 383,770 shares under an approved repurchase plan. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans.

In 2001, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and award of restricted stock. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in equal installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $934, $724, and $680 for the years ended December 31, 2007, 2006 and 2005, respectively, for options granted under the plan. In addition, the Company has warrants outstanding to purchase 67,020 shares of its common stock (at an exercise price of $5.97 per share). Such warrants, which were assumed in connection with a previous merger, are currently exercisable and expire in May 2009.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2007 Grant	2006 Grant	2005 Grant
Dividend yield	2.45%	2.64%	2.48%
Expected volatility	21%	22%	25%
Risk-free interest rate	4.72%	4.35%	3.63%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$6.98	$6.99	$7.20

The Company awarded 51,000 shares of restricted stock in 2007 and 45,000 shares of restricted stock in 2006. The Company awards both time-based and performance-based restricted stock. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock vest, partially or completely, depending on the terms of the award at the end of the year of grant if the Company meets or exceeds financial performance results defined by the Board of Directors. The expense associated with the restricted stock was $510 and $747 in 2007 and 2006, respectively.

The total intrinsic value of options and warrants exercised during the years ended December 31, 2007, 2006 and 2005 was $1,063, $1,096 and $2,377, respectively. Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $1,141 and $647, respectively, at December 31, 2007. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately two years for both stock options and restricted stock.

In connection with its merger with Heritage, the Company assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 558,750 shares of the Company’s common stock were outstanding as of the date of assumption. In connection with its merger with Capital, the Company assumed the Capital Bancorp, Inc. 2001 Stock Option Plan, under which options to purchase an aggregate of 224,966 shares of the Company’s common stock were outstanding as of the date of assumption. No additional options or other forms of equity incentives will be granted or awarded under either of these plans.

Note M – Employee Benefit and Deferred Compensation Plans (continued)

The following table summarizes information about our stock incentive plan as of and for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	931,613	$15.33
Granted	176,250	30.63
Business combinations	224,966	11.09
Exercised	(106,931)	12.17
Forfeited	(2,250)	30.63

Outstanding at end of year	1,223,648	$18.71	5.89	$5,415

Exercisable at end of year	877,515	$15.79	4.91	$5,307

The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2007:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	24,000	$21.93
Granted	21,000 (1)	30.63	30,000	21.69
Vested	(8,400)	30.63	(500)	21.98
Cancelled	(12,600)	30.63	(3,500)	20.62

Nonvested at end of year	—	$—	50,000	$21.88

(1)	Assumes target levels of performance are met for performance-based awards.

Note N – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined) and total capital of 8% of risk-weighted assets (as defined). As of December 31, 2007, Renasant Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Renasant Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution’s category.

Note N – Regulatory Matters (continued)

	December 31,
	2007		2006
	Amount	Ratio	Amount	Ratio
The Company
Total Capital	$302,254	10.86%	$240,822	12.31%
Tier I Capital	275,883	9.91%	221,288	11.31%
Tier I Leverage	275,883	8.09%	221,288	8.95%

Renasant Bank
Total Capital	$293,724	10.57%	$233,060	11.93%
Tier I Capital	267,353	9.62%	213,526	10.93%
Tier I Leverage	267,353	7.88%	213,526	8.66%

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

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio, certain costs associated with other data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Note O – Segment Reporting (continued)

The following table provides financial information for our operating segments for the years ended December 31, 2007, 2006 and 2005:

	Community Bank
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
2007
Net interest income	$55,312	$23,404	$20,616	$92	$(3,603)	$95,821
Provision for loan losses	770	1,861	2,207	—	—	4,838
Noninterest income	31,205	2,755	9,546	3,963	4,718	52,187
Noninterest expense	31,191	14,553	17,003	3,147	32,106	98,000
Income before income taxes	54,556	9,745	10,952	908	(30,991)	45,170
Income tax expense	17,475	3,121	3,508	326	(10,361)	14,069
Net income (loss)	37,081	6,624	7,444	582	(20,630)	31,101
Total assets	1,555,787	1,278,167	766,844	7,202	4,287	3,612,287
Goodwill	2,265	134,550	46,822	2,783	—	186,420

2006
Net interest income	$55,966	$11,759	$21,135	$40	$(4,837)	$84,063
Provision for loan losses	1,850	440	118	—	—	2,408
Noninterest income	28,890	1,348	8,125	3,702	3,878	45,943
Noninterest expense	30,998	8,641	15,740	3,014	30,613	89,006
Income before income taxes	52,008	4,026	13,402	728	(31,572)	38,592
Income tax expense	15,936	1,234	4,107	257	(10,067)	11,467
Net income (loss)	36,072	2,792	9,295	471	(21,505)	27,125
Total assets	1,461,730	449,561	688,797	6,337	4,931	2,611,356
Goodwill	2,265	39,217	47,096	2,783	—	91,361

2005
Net interest income	$49,863	$10,482	$20,774	$3	$(696)	$80,426
Provision for loan losses	1,293	783	914	—	—	2,990
Noninterest income	26,584	694	6,366	3,998	2,574	40,216
Noninterest expense	29,002	7,655	14,919	3,039	29,325	83,940
Income before income taxes	46,152	2,738	11,307	962	(27,447)	33,712
Income tax expense	13,527	821	3,392	311	(8,548)	9,503
Net income (loss)	32,625	1,917	7,915	651	(18,899)	24,209
Total assets	1,414,872	371,791	602,640	5,489	2,910	2,397,702
Goodwill	2,265	39,407	47,803	2,783	—	92,258

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

Interest Rate Swaps: Fair value of the interest rate swaps is based on the projected future cash flows.

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Short-term borrowings: Consists of federal funds purchased, treasury tax and loan notes and securities sold under repurchase agreements. The fair value of these short-term borrowings approximates the carrying value of the amounts reported in the consolidated balance sheet for each respective account.

Federal Home Loan Bank advances: The fair value was determined by discounting the cash flow using the current market rate.

Junior subordinated debentures: The fair value was determined by discounting the cash flow using the current market rate.

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$99,793	$99,793	$98,201	$98,201
Securities	539,590	539,590	428,065	428,065
Mortgage loans held for sale	37,468	37,468	38,672	38,672
Loans, net	2,560,221	2,582,398	1,807,228	1,799,350
Interest rate swaps	1,773	1,773	455	455
Financial liabilities:
Deposits	2,547,821	2,549,414	2,108,965	2,105,926
Short-term borrowings	83,456	83,456	8,007	8,007
FHLB advances	464,717	467,597	144,212	141,740
Junior subordinated debentures	76,215	84,480	64,204	66,695

Note Q – Renasant Corporation (Parent Company Only) Condensed Financial Information

(In Thousands)

	December 31,
	2007	2006
Balance Sheets
Assets
Cash*	$5,363	$4,455
Stock	3,291	3,037
Investment in bank subsidiary*	463,564	305,942
Accrued interest receivable on bank balances*	79	73
Stock options receivable*	885	896
Other assets	2,888	3,194

Total assets	$476,070	$317,597

Liabilities and shareholders’ equity
Junior subordinated debentures	$76,215	$64,204
Other liabilities	782	689
Shareholders’ equity	399,073	252,704

Total liabilities and shareholders’ equity	$476,070	$317,597

*	Eliminates in consolidation

	Year Ended December 31,
	2007	2006	2005
Statements of Income
Income
Dividends from bank subsidiary*	$19,081	$14,751	$16,026
Interest income from bank subsidiary*	113	92	52
Other dividends	190	154	109
Other income	2	62	—

	19,386	15,059	16,187

Expenses	6,097	5,451	4,500

Income before income tax credits and equity in undistributed net income of bank subsidiary	13,289	9,608	11,687
Income tax benefit	(2,255)	(1,968)	(1,679)

	15,544	11,576	13,366
Equity in undistributed net income of bank subsidiary*	15,557	15,549	10,843

Net income	$31,101	$27,125	$24,209

*	Eliminates in consolidation

Note Q – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

	Year Ended December 31,
	2007	2006	2005
Statements of Cash Flows

Operating activities
Net income	$31,101	$27,125	$24,209
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(15,557)	(15,549)	(10,843)
Amortization	273	(161)	(161)
Decrease (increase) in other assets	3,177	(1,299)	1,043
Increase (decrease) in other liabilities	(136)	(523)	(485)

Net cash provided by operating activities	18,858	9,593	13,763

Investing activities
Purchase of securities available for sale	—	(1,000)	—
Investment in subsidiaries	(56,982)	—	(23,471)

Net cash used in investing activities	(56,982)	(1,000)	(23,471)

Financing activities
Proceeds from advances from subsidiary	2,000	—	1,000
Repayment of advances from subsidiary	(2,000)	—	(1,000)
Proceeds from long term-debt	—	—	31,959
Repayment of long-term debt	—	—	(7,517)
Cash paid for dividends	(12,581)	(9,774)	(10,923)
Purchase of treasury stock	(7,810)	—	(8,963)
Cash received on exercise of stock-based compensation	1,297	1,234	2,519
Proceeds from equity offering	58,126	—	—

Net cash (used in) provided by financing activities	39,032	(8,540)	7,075

Increase (decrease) in cash	908	53	(2,633)
Cash at beginning of year	4,455	4,402	7,035

Cash at end of year	$5,363	$4,455	$4,402

Note R – Quarterly Results of Operations

(In Thousands, Except Share Data) (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	Mar 31	June 30	Sept 30	Dec 31
Quarter ended 2007
Interest income	$41,710	$43,541	$56,636	$56,316
Interest expense	21,049	22,022	29,938	29,373

Net interest income	20,661	21,519	26,698	26,943
Provision for loan losses	750	800	1,313	1,975
Securities gains	79	(1)	—	—
Other noninterest income	12,598	12,868	13,446	13,197
Noninterest expense	22,501	23,367	26,689	25,443

Income before income taxes	10,087	10,219	12,142	12,722
Income taxes	3,125	3,132	3,845	3,967

Net income	$6,962	$7,087	$8,297	$8,755

Basic earnings per share	$.45	$.42	$.39	$.42

Diluted earnings per share	$.44	$.41	$.39	$.41

Quarter ended 2006
Interest income	$35,817	$37,597	$40,070	$40,809
Interest expense	15,309	16,655	18,367	19,899

Net interest income	20,508	20,942	21,703	20,910
Provision for loan losses	1,068	(360)	900	800
Securities gains (losses)	21	4	—	—
Other noninterest income	11,412	11,029	11,713	11,764
Noninterest expense	21,891	22,059	23,045	22,011

Income before income taxes	8,982	10,276	9,471	9,863
Income taxes	2,481	3,233	2,839	2,914

Net income	$6,501	$7,043	$6,632	$6,949

Basic earnings per share	$.42	$.45	$.43	$.45

Diluted earnings per share	$.41	$.44	$.42	$.44

Note S – Net Income Per Common Share

(In Thousands Except Share Data)

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split issued on August 28, 2006. Basic and diluted net income per common share calculations are as follows:

	Year Ended December 31,
	2007	2006	2005
Basic
Net income applicable to common stock	$31,101	$27,125	$24,209
Average common shares outstanding	18,679,857	15,515,223	15,557,014
Net income per common share-basic	$1.66	$1.75	$1.56

	Year Ended December 31,
	2007	2006	2005
Diluted
Net income	$31,101	$27,125	$24,209
Average common shares outstanding	18,679,857	15,515,223	15,557,014
Effect of dilutive stock based compensation	309,422	337,791	166,121

Average common shares outstanding-diluted	18,989,279	15,853,014	15,723,135
Net income per common share-diluted	$1.64	$1.71	$1.54

Note T – Mergers and Acquisitions

(In Thousands Except Share Data)

Heritage Financial Holding Corporation: On January 1, 2005, the Company completed its merger with Heritage, a bank holding company headquartered in Decatur, Alabama. Heritage was the parent of Heritage Bank and operated eight banking offices in Alabama. The merger allowed the Company to expand its geographical footprint into the key markets of Birmingham, Decatur and Huntsville, Alabama.

The Company issued 2,054,382 shares of its common stock and paid approximately $23,055 in cash for 100% of the voting equity interests in Heritage. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. Two members of the Board of Directors of Heritage were added to the Company’s Board. The aggregate transaction value, including the value of Heritage’s options assumed by the Company, was $75,658. In connection with the merger, the Company recorded approximately $53,027 in intangible assets. The intangible assets are not deductible for income tax purposes.

The following table summarizes the assets acquired and liabilities assumed in connection with the merger with Heritage:

Cash and cash equivalents	$4,716
Securities	94,866
Mortgage loans held for sale	21,389
Loans, net of unearned income	389,740
Allowance for loan losses	(4,214)
Other assets	33,799
Total assets	540,296

Deposits	380,998
Borrowings	127,972
Other liabilities	2,484

Note T – Mergers and Acquisitions (continued)

Capital Bancorp, Inc.: On July 1, 2007, the Company completed its merger with Capital, a bank holding company headquartered in Nashville, Tennessee. Capital was the parent of Capital Bank & Trust Company and operated seven banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area (the “Nashville MSA”). The merger with Capital allowed the Company to further its strategic initiatives by expanding its geographic footprint into the Nashville MSA.

The Company issued 2,797,238 shares of its common stock and paid approximately $56,055 in cash for 100% of the voting equity interests in Capital. The common stock issued by the Company was registered under the Securities Act of 1933, as amended. The Company used the proceeds of its public offering of 2.76 million shares of its common stock to pay the cash portion of the merger consideration. Three members of the Board of Directors of Capital were added to the Company’s Board. The aggregate transaction value, including the value of Capital’s options assumed by the Company, was $131,400. In connection with the merger, the Company recorded approximately $101,492 in intangible assets. The intangible assets are not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets acquired and liabilities assumed in connection with the Company’s merger with Capital based on their fair values on July 1, 2007.

Allocation of Purchase Price for Capital Bancorp, Inc.

Purchase Price:
Shares issued to common shareholders	2,797,238
Purchase price per share	$24.13

Value of stock paid		$67,497
Cash paid		56,055
Fair value of options assumed		2,496
Transaction costs		5,352

Total Purchase Price		$131,400

Net Assets Acquired:
Stockholders’ equity at 7/1/07	$36,267
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(140)
Loans, net of unearned income	(6,163)
Fixed assets	(168)
Core deposits intangible	5,974
Other assets	(43)
Deposits	(359)
FHLB advances	(80)
Trust preferred securities	240
Other liabilities	43
Deferred income taxes	311

Total Net Assets Acquired		35,882

Goodwill Resulting from Merger		$95,518

Note T – Mergers and Acquisitions (continued)

The following table summarizes the assets acquired and liabilities assumed in connection with the merger with Capital:

Cash and cash equivalents	$8,801
Securities	72,266
Mortgage loans held for sale	1,440
Loans, net of unearned income	515,982
Allowance for loan losses	(5,554)
Other assets	21,867
Total assets	614,802

Deposits	490,257
Borrowings	84,127
Other liabilities	4,151

The following unaudited summary information presents the condensed consolidated statements of income of the Company, on a pro forma basis, as if the merger with Capital and the equity offering had been completed on January 1, 2006. Because the merger with Capital was effective on July 1, 2007, data with respect to Capital’s financial condition as of December 31, 2007 is already included within the Company’s financial condition. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the mergers had occurred at the beginning of the periods presented, or of results which may occur in the future.

	Year ended December 31
	2007	2006
Interest income	$219,998	$192,644
Interest expense	113,977	88,447

Net interest income	106,021	104,197
Provision for loan losses	6,143	3,736
Noninterest income	53,444	48,580
Noninterest expense	106,289	103,457

Income before income taxes	47,033	45,584
Income taxes	14,768	13,991

Net income	$32,265	$31,593

Earnings per share:
Basic	$1.53	$1.50

Diluted	$1.50	$1.47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Report on Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

P ART III

ITEM 10. DIRECTO RS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The information appearing under the headings “Executive Officers,” “Executive Compensation” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

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

Directors of the Company, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the heading “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  11. EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table includes certain information about the Company’s equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	808,875	$22.72		649,191
Equity compensation plans not approved by security holders(2)	493,379	10.88	(3)	84,482

Total	1,302,254	$18.71		733,673

(1)

The shareholder approved plan is the 2001 Long-Term Incentive Plan. A total of 1,537,500 shares of common stock have been authorized for issuance under the plan, and options to acquire 808,875 shares were outstanding as of December 31, 2007.

(2)	As of December 31, 2007, there were four equity compensation plans that were not approved by our shareholders:

•

In connection with its merger with Renasant Bancshares, Inc., the Company assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 3,937 shares of the Company’s common stock remain outstanding as of December 31, 2007; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

In connection with its merger with Heritage, the Company assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 226,800 shares of the Company’s common stock remained outstanding as of December 31, 2007; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

In connection with its merger with Capital, the Company assumed the Capital 2001 Stock Option Plan, under which options to purchase an aggregate of 184,035 shares of the Company’s common stock remained outstanding as of December 31, 2007; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

One of the Company’s deferred compensation plans provides that deferred amounts are invested in units representing shares of our common stock. At the end of each participant’s deferral period, the units are distributed in the form of common stock. Units are allocated to each participant’s account based on quarterly average market price. An aggregate of 167,500 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 83,018 shares of our common stock have been credited to participant accounts.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

ITEM 13. C ERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Auditors” in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PAR T IV

ITEM 15. EXHIBITS, FINA NCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2007, 2006 and 2005 are included in Part II, Item 8 herein:

(i)	Report of Management’s Assessment of Internal Control over Financial Reporting

(ii)	Report of Independent Registered Public Accounting Firm

(iii)	Consolidated Balance Sheets – December 31, 2007 and 2006

(iv)	Consolidated Statements of Income – Years ended December 31, 2007, 2006 and 2005

(v)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2007, 2006 and 2005

(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006 and 2005

(vii)	Notes to Consolidated Financial Statements – December 31, 2007

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)	Agreement and Plan of Merger dated as of February 17, 2004 and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly-owned subsidiary of the Company. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request. (1)

(2)(ii)	Agreement and Plan of Merger dated as of July 15, 2004 and related Plan of Merger by and among The Peoples Holding Company, Renasant Bank, Heritage Financial Holding Corporation and Heritage Bank, as amended by Amendment No. 1 to Agreement and Plan of Merger dated November 22, 2004. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request.(2)

(2)(iii)	Agreement and Plan of Merger dated as of February 5, 2007 by and among Renasant Corporation, Renasant Bank, Capital Bancorp, Inc. and Capital Bank & Trust Company, as amended by Amendment Number One to Agreement and Plan of Merger dated March 2, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request.(3)

(3)(i)	Articles of Incorporation of the Company, as amended(4)

(3)(ii)	Bylaws of the Company, as amended(5)

(4)(i)	Articles of Incorporation of the Company, as amended(4)

(4)(ii)	Bylaws of the Company, as amended(5)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(6)

(10)(ii)	The Peoples Holding Company Deferred Stock Unit Plan*(7)

(10)(iii)	Executive Deferred Compensation Plan A*(8)

(10)(iv)	Executive Deferred Compensation Plan B*(9)

(10)(v)	Directors’ Deferred Fee Plan A*(10)

(10)(vi)	Directors’ Deferred Fee Plan B*(11)

(10)(vii)	Change in Control Employment Agreement dated February 28, 1998 between the Company and Stuart R. Johnson*(12)

(10)(viii)	Change in Control Employment Agreement dated February 28, 1998 between the Company and James W. Gray*(13)

(10)(ix)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(14)

(10)(x)	Employment Agreement dated as of July 14, 2004 by and between Larry R. Mathews, The Peoples Holding Company and The Peoples Bank & Trust Company*(15)

(10)(xi)	Termination and Release Agreement dated as of January 1, 2005 by and among Larry R. Mathews, Heritage Financial Holding Corporation and Heritage Bank*(16)

(10)(xii)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(17)

(10)(xiii)	Description of Performance Based Rewards Bonus Plan*(18)

(10)(xiv)	Change in Control Employment Agreement dated July 1, 2003 between the Company and Stephen M. Corban*(19)

(10)(xv)	Employment Agreement dated as of July 1, 2004 by and between Francis J. Cianciola and The Peoples Holding Company*(20)

(10)(xvi)	Renasant Bank Executive Deferred Income Plan*(21)

(10)(xvii)	Renasant Bank Directors’ Deferred Fee Plan*(22)

(10)(xviii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation.*(23)

(10)(xix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(24)

(10)(xx)	Employment Agreement dated as of June 29, 2007 by and between John W. Gregory, Jr. and Renasant Bank.*(25)

(10)(xxi)	Termination and Release Agreement dated as of June 29, 2007 by and among John W. Gregory, Jr., Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(26)

(10)(xxii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(27)

(10)(xxiii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(28)

(10)(xxiv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for John W. Gregory, Jr., executed June 29, 2007.*(29)

(10)(xxv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for John W. Gregory, Jr., executed June 29, 2007.*(30)

(10)(xxvi)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(31)

(10)(xxvii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for John W. Gregory, Jr., executed June 29, 2007.*(32)

(10)(xxviii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan*(33)

(10)(xxix)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(34)

(10)(xxx)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(35)

(21)	Subsidiaries of the Company

(23)(i)	Consent of Horne LLP

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
(1)	Filed as Annex A-1 to the Form S-4 Registration Statement of the Company (File No. 333-114309) filed with the Securities and Exchange Commission on April 8, 2004 and incorporated herein by reference.
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

(4)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(5)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.
(6)

Filed as exhibits 4.1 and 4.2 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002 and, as to Amendment No. 1 to the plan, as Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2005, and, as to Amendment No. 2 to the plan, as Exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 19, 2006, each of which is incorporated herein by reference.

(7)

Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002, and, as to the amendment and restatement of the plan, as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 19, 2006, and as to the amendment to the amended and restated plan, as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-141185) filed with the Securities and Exchange Commission on June 29, 2007, each of which is incorporated herein by reference.

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

(15)	Filed as exhibit 10.11 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(16)	Filed as exhibit 10.12 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.
(17)	Filed as exhibit 10.13 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 24, 2005 and incorporated herein by reference.
(18)	Filed under Item 1.01 of the Form 8-K of the Company filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.

(19)	Filed as exhibit 10.15 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 14, 2005 and incorporated herein by reference.
(20)	Filed as exhibit 10.16 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 14, 2005 and incorporated herein by reference.
(21)	Filed as exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007 and incorporated herein by reference.
(22)	Filed as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007 and incorporated herein by reference.
(23)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(24)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(25)	Filed as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(26)	Filed as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(27)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(28)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(29)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(30)	Filed as exhibit 10.8 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(31)	Filed as exhibit 10.9 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(32)	Filed as exhibit 10.10 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(33)

Filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(34)

Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(35)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by reference.

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

RENASANT CORPORATION

Date:	March 11, 2008	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Date:	March 11, 2008	by:	/s/ William M. Beasley
William M. Beasley
Director

Date:	March 11, 2008	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date:	March 11, 2008	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date:	March 11, 2008	by:	/s/ John M. Creekmore
John M. Creekmore
Director

Date:	March 11, 2008	by:	/s/ Francis J. Cianciola
Francis J. Cianciola
Executive Vice President and Director

Date:	March 11, 2008	by:	/s/Albert J. Dale
Albert J. Dale
Director

Date:	March 11, 2008	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date:	March 11, 2008	by:	/s/ John T. Foy
John T. Foy
Director

Date:	March 11, 2008	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date:	March 11, 2008	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

S – 1

Date:	March 11, 2008	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	March 11, 2008	by:	/s/ Harold B. Jeffreys
Harold B. Jeffreys
Director

Date:	March 11, 2008	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date:	March 11, 2008	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 11, 2008	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2008	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date:	March 11, 2008	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date:	March 11, 2008	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date:	March 11, 2008	by:	/s/ John W. Smith
John W. Smith
Director

Date:	March 11, 2008	by:	/s/ H. Joe Trulove
H. Joe Trulove
Director

Date:	March 11, 2008	by:	/s/ J. Larry Young
J. Larry Young
Vice Chairman of the Board and Director

S – 2

EXHIBIT INDEX

Exhibit Number	Description
(21)	Subsidiaries of the Company

(23)	Consent of Horne LLP

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.