Form 10-Q
period 2008-03-31
RENASANT CORP
filed 2008-05-12
CIK 715072

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-13253

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5.00 Par Value, 20,947,626 shares outstanding as of April 30, 2008.

RENASANT CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1

	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Income – Three Months Ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3

	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4

	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1A

	Risk Factors	22
Item 2

	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6

	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited)
	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$93,450	$84,391
Interest-bearing balances with banks	17,018	15,402

Cash and cash equivalents	110,468	99,793
Securities available for sale	636,338	539,590
Mortgage loans held for sale	33,062	37,468
Loans, net of unearned income	2,580,911	2,586,593
Allowance for loan losses	(27,271)	(26,372)

Net loans	2,553,640	2,560,221

Premises and equipment, net	48,242	47,553
Intangible assets, net	196,264	197,314
Other assets	121,262	130,348

Total assets	$3,699,276	$3,612,287

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$304,171	$299,394
Interest-bearing	2,322,471	2,248,427

Total deposits	2,626,642	2,547,821

Short-term borrowings	61,454	370,456
Long-tem debt	486,258	177,717
Junior subordinated debentures	76,194	76,215
Other liabilities	38,901	41,005

Total liabilities	3,289,449	3,213,214

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized; 22,790,797 shares issued; 20,930,871 and 20,841,365 shares outstanding at March 31, 2008 and December 31, 2007, respectively	113,954	113,954
Treasury stock, at cost	(30,446)	(31,413)
Additional paid-in capital	184,768	184,856
Retained earnings	137,503	132,774
Accumulated other comprehensive income (loss)	4,048	(1,098)

Total shareholders’ equity	409,827	399,073

Total liabilities and shareholders’ equity	$3,699,276	$3,612,287

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2008	2007
Interest income
Loans	$46,330	$35,853
Securities:
Taxable	5,643	4,103
Tax-exempt	1,193	1,111
Other	217	643

Total interest income	53,383	41,710

Interest expense
Deposits	19,861	17,981
Borrowings	6,365	3,068

Total interest expense	26,226	21,049

Net interest income	27,157	20,661
Provision for loan losses	2,625	750

Net interest income after provision for loan losses	24,532	19,911

Noninterest income
Service charges on deposit accounts	5,433	4,844
Fees and commissions	3,765	3,728
Insurance commissions	857	810
Trust revenue	626	567
Securities gains	—	79
BOLI income	397	406
Gains on sales of mortgage loans	1,521	1,146
Other	1,258	1,097

Total noninterest income	13,857	12,677

Noninterest expense
Salaries and employee benefits	14,718	12,927
Data processing	1,307	1,202
Net occupancy	2,194	1,780
Equipment	1,179	951
Professional fees	839	577
Advertising	727	779
Intangible amortization	584	394
Other	5,250	3,891

Total noninterest expense	26,798	22,501

Income before income taxes	11,591	10,087
Income taxes	3,314	3,125

Net income	$8,277	$6,962

Basic earnings per share	$0.40	$0.45

Diluted earnings per share	$0.39	$0.44

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net cash provided by operating activities	$27,002	$18,512

Investing activities
Purchases of securities available for sale	(147,816)	(85,487)
Proceeds from sales of securities available for sale	—	37,099
Proceeds from call/maturities of securities available for sale	58,952	14,276
Net increase in loans	(831)	(63,430)
Proceeds from sales of premises and equipment	6	—
Purchases of premises and equipment	(1,907)	(2,287)

Net cash used in investing activities	(91,596)	(99,829)

Financing activities
Net increase in noninterest-bearing deposits	4,777	2,489
Net increase in interest-bearing deposits	74,169	153,892
Net decrease in short-term borrowings	(309,002)	(10,495)
Proceeds from long-term debt	310,655	—
Repayment of long-term debt	(2,083)	(5,097)
Purchase of treasury stock	(2,004)	—
Cash paid for dividends	(3,568)	(2,498)
Cash received on exercise of stock-based compensation	1,779	—
Tax benefit from stock based compensation	546	—

Net cash provided by financing activities	75,269	138,291

Net increase in cash and cash equivalents	10,675	56,974
Cash and cash equivalents at beginning of period	99,793	98,201

Cash and cash equivalents at end of period	$110,468	$155,175

Supplemental disclosures
Transfers of loans to other real estate	$5,589	$191

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts in prior periods have been reclassified to conform to the current presentation.

On July 1, 2007, the Company completed its merger with Capital Bancorp, Inc. (“Capital”). The financial condition and results of operation for Capital are included in the Company’s financial statements since the date of the merger.

New accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 157, “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities. This statement also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. The Company adopted Statement 157 on January 1, 2008. The adoption of Statement 157 did not have a material impact on the Company. See Note 8, “Fair Value of Financial Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of Statement 157.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. The Company adopted the provisions of Statement 159 on January 1, 2008. The adoption of Statement 159 did not have a material impact on the Company.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”) which replaces FASB Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their respective fair values. Statement 141R requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Statement 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of adopting Statement 160 on its financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment to FASB Statement No. 133” (“Statement 161”). Statement 161 amends and expands the disclosure requirements for derivative instruments and hedging activities as provided by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Statement 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedging activities are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedging activities affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, Statement 161 requires qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, quantitative disclosures presented in tabular format of the fair values of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative instruments. Statement 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting Statement 161 on its financial statements.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which allows the Company to purchase up to 2,595,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. The board of directors discontinued the buy-back plan on January 24, 2008. As of such date, 285,001 shares remained authorized for repurchase under the plan. From January 1, 2008 until January 24, 2008, the Company repurchased 95,985 common shares in open market transactions at an average price of $20.88. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the three months ended March 31, 2008, the Company reissued 185,491 shares from treasury in connection with the vesting and exercise of stock-based compensation.

The Company declared a cash dividend for the first quarter of 2008 of $0.17 per share as compared to $0.16 per share for the first quarter of 2007. Total cash dividends paid to shareholders by the Company were $3,568 and $2,498 for the three month periods ended March 31, 2008 and 2007, respectively.

In January 2008, the Company granted 184,500 stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. In addition, the Company awarded 3,000 shares of time-based restricted stock and 26,750 shares of performance-based restricted stock in the first quarter of 2008. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors. The Company recorded stock-based compensation expense of $323 and $446 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2008 and 2007 for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Dividend yield	3.86%	2.19%
Expected volatility	21%	21%
Risk-free interest rate	3.45%	4.70%
Expected lives	6 years	6 years
Weighted average exercise price	$17.63	$30.63
Weighted average fair value	$2.66	$6.90

Note 3 Loans

The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the mergers with Capital and Heritage Financial Holding Corporation (“Heritage”). At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at March 31, 2008 is as follows:

Commercial	$6,136
Consumer	59
Mortgage	920

Total outstanding balance	$7,115

Total carrying amount	$4,654

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2008	$578
Additions	—
Reclassifications from nonaccretable difference	2
Accretion	(531)

Balance as of March 31, 2008	$49

The Company did not increase the allowance for loan losses for these loans during the three months ended March 31, 2008.

Note 4 Goodwill

The changes in the carrying amount of intangible assets during the first three months of 2008 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of December 31, 2007	$186,420	$10,500	$394
Amortization expense	—	(524)	(60)
Adjustment to previously recorded goodwill	(466)	—	—

Balance as of March 31, 2008	$185,954	$9,976	$334

The adjustment to previously recorded goodwill reflects tax benefits associated with the exercise of stock options assumed in connection with the acquisitions of Capital, Heritage and Renasant Bancshares, Inc.

Note 5 Derivative Instruments

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it receives a variable rate of interest based on the three-month LIBOR plus 187 basis points and pays a fixed rate of 5.70%. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $31,000 of its junior subordinated debentures to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At March 31, 2008, the swap had a fair value of $(887) which has been recorded in “Other Liabilities”.

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. As of March 31, 2008, there were $3,140 of deferred gains related to the swap, which will be amortized into net interest income over the designated hedging period ending in May 2009.

Note 6 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$8,277	$6,962
Other comprehensive income:
Unrealized holding gains on securities available for sale	4,775	443
Less reclassification adjustment for gains realized in net income	—	(49)
Unrealized gains on interest rate swaps	310	166
Net change in defined benefit pension and post-retirement benefit plans	61	17

Other comprehensive income	5,146	577

Comprehensive income	$13,423	$7,539

Note 7 Employee Benefit Plans

The following table provides the components of net pension cost and other benefit cost recognized for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$—	$—	$11	$11
Interest cost	256	250	17	17
Expected return on plan assets	(333)	(356)	—	—
Prior service cost recognized	8	7	—	—
Recognized loss	77	93	13	16

Net periodic benefit cost	$8	$(6)	$41	$44

Note 8 Fair Value of Financial Instruments

Statement 157 provides guidance for using fair value to measure assets and liabilities. Statement 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a recurring basis:

Securities available for sale: Securities available for sale consists primarily of debt securities such as obligations of U.S. Government agencies and corporations, mortgage-backed securities, obligations of states and political subdivisions and trust preferred securities. The fair values of these instruments are based on quoted market prices of similar instruments. Securities available for sale also include equity securities that are not publicly traded. The fair value of such securities approximates their historical cost.

Derivative instruments: Derivative instruments consist of an interest rate swap. Interest rate swaps are extensively traded in over-the-counter markets at prices based upon projections of future cash payments/receipts discounted at market rates. The fair value of the Company’s interest rate swap is determined based upon its discounted cash flows.

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

		Quoted Prices in Active Markets for Identical Assets (Liabilities)	Significant Other Observable Inputs	Significant Unobservable Inputs
	Totals	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$636,338	$—	$598,729	$37,609
Derivative instruments	(887)	—	(887)	—

	$635,451	$—	$597,842	$37,609

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2008:

Securities available for sale
Balance as of January 1, 2008	$36,674
Realized gains (losses) included in net income	75
Unrealized gains (losses) included in other comprehensive income	(20)
Purchases, issuances, settlements	880

Balance as of March 31, 2008	$37,609

Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a nonrecurring basis:

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics.

The Company also uses fair value measurements on a nonrecurring basis for certain nonfinancial instruments such as other real estate owned. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of Statement 157 for nonfinancial assets and liabilities until January 1, 2009.

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

	Three Months Ended March 31,
	2008	2007
Basic:
Net income applicable to common stock	$8,277	$6,962
Average common shares outstanding	20,878,478	15,554,515
Net income per common share-basic	$0.40	$0.45

Diluted:
Net income applicable to common stock	$8,277	$6,962
Average common shares outstanding	20,878,478	15,554,515
Effect of dilutive stock based compensation	254,757	311,391

Average common shares outstanding-diluted	21,133,235	15,865,906
Net income per common share-diluted	$0.39	$0.44

Note 10 Segment Reporting

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. The increases in the Tennessee region for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 set forth in the table below reflects the acquisition of Capital. In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the regions of the community bank and the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio, certain costs associated with other data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended March 31, 2008:
Net interest income	$12,867	$7,712	$5,544	$28	$1,006	$27,157
Provision for loan losses	928	1,424	273	—	—	2,625
Noninterest income	7,114	941	2,359	1,131	2,312	13,857
Noninterest expense	7,574	4,736	4,000	812	9,676	26,798
Income before income taxes	11,479	2,493	3,630	347	(6,358)	11,591
Income tax expense	3,376	733	1,068	127	(1,990)	3,314
Net income (loss)	8,103	1,760	2,562	220	(4,368)	8,277
Total assets	1,611,088	1,318,413	758,135	6,921	4,719	3,699,276
Goodwill	2,265	134,252	46,654	2,783	—	185,954

Three Months Ended March 31, 2007:
Net interest income	$13,861	$3,077	$4,968	$21	$(1,266)	$20,661
Provision for loan losses	307	149	294	—	—	750
Noninterest income	8,021	326	2,388	1,026	916	12,677
Noninterest expense	7,544	2,195	4,286	734	7,742	22,501
Income before income taxes	14,031	1,059	2,776	313	(8,092)	10,087
Income tax expense	4,445	335	880	114	(2,649)	3,125
Net income (loss)	9,586	724	1,896	199	(5,443)	6,962
Total assets	1,555,315	468,290	721,549	6,099	3,677	2,754,930
Goodwill	2,265	39,217	47,096	2,783	—	91,361

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, Except Share Data)

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the effect of economic conditions and interest rates on a national, regional or international basis; (2) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (3) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (4) the financial resources of, and products available to, competitors; (5) changes in laws and regulations, including changes in accounting standards; (6) changes in policy by regulatory agencies; (7) changes in the securities and foreign exchange markets; (8) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (9) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (10) an insufficient allowance for loan losses as a result of inaccurate assumptions; (11) general economic, market or business conditions; (12) changes in demand for loan products and financial services; (13) concentration of credit exposure; (14) changes or the lack of changes in interest rates, yield curves and interest rate spread relationship; and (15) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

On July 1, 2007, the Company merged with Capital Bancorp, Inc. (“Capital’), the parent of Capital Bank & Trust Company, and expanded its footprint into the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area. On the same date, Capital Bank & Trust Company was merged into Renasant Bank. The Company and Renasant Bank, respectively, survived the mergers. The financial condition and results of operation for Capital are included in the Company’s financial statements since the date of the merger.

Financial Condition

Total assets for the Company increased to $3,699,276 on March 31, 2008 from $3,612,287 on December 31, 2007, representing an increase of 2.41%.

Cash and cash equivalents increased $10,675 from $99,793 at December 31, 2007 to $110,468 at March 31, 2008. Cash and cash equivalents represented 2.99% of total assets at March 31, 2008 compared to 2.76% of total assets at December 31, 2007. Our investment portfolio increased to $636,338 at March 31, 2008 from $539,590 at December 31, 2007. During the first quarter of 2008, we implemented a leveraging strategy in which the Company borrowed approximately $100,000 from the Federal Home Loan Bank (“FHLB”) to purchase approximately $100,000 in investment securities. This transaction was the main contributor in the increase in our investment portfolio during the first quarter of 2008.

Mortgage loans held for sale were $33,062 at March 31, 2008 compared to $37,468 at December 31, 2007. Originations of mortgage loans to be sold totaled $190,828 for the first three months of 2008 as compared to $140,850 for the same period in 2007. In the first three months of 2008, the Company was able to grow its levels of mortgage originations in an environment in which mortgage activity nationally slowed as compared to prior years. A majority of the growth in mortgage originations is the result of third party mortgages being refinanced with the Company, with the remainder of the growth attributable to new originations. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. Because the Company does not actively market or originate subprime mortgage loans, the Company has not experienced any negative impact on its ability to sell mortgage loans at prices and within the time periods consistent with prior periods.

The loan balance, net of unearned income, at March 31, 2008 was $2,580,911, representing a decrease of $5,682 from $2,586,593 at December 31, 2007. Loans in our Tennessee region grew $23,605 while loans in our Mississippi and Alabama regions decreased $4,926 and $24,361, respectively, during the first three months of 2008 compared to the respective balances at December 31, 2007. The declines in the loan balances for the Mississippi and Alabama regions in the first quarter of 2008 is primarily the result of an overall slowdown of the regional economies in which the Company operates. Given the prevailing economic conditions, management expects loan growth in upcoming periods to be relatively modest until improvements in the general economic conditions occur. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	March 31, 2008	December 31, 2007
Commercial, financial, agricultural	$310,497	$317,866
Lease financing	2,304	2,557
Real estate – construction	385,957	386,184
Real estate – 1-4 family mortgage	846,626	850,658
Real estate – commercial mortgage	954,131	948,322
Installment loans to individuals	81,396	81,006

Total loans, net of unearned income	$2,580,911	$2,586,593

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At March 31, 2008, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $1,050 to $196,264 at March 31, 2008 from $197,314 at December 31, 2007. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Capital, Heritage Financial Holding Corporation (“Heritage”) and Renasant Bancshares, Inc. acquisitions and an adjustment to goodwill from tax benefits associated with the exercise of stock options assumed in connection with these acquisitions. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $78,821 to $2,626,642 at March 31, 2008 from $2,547,821 on December 31, 2007. Noninterest-bearing deposits increased $4,777 to $304,171 at March 31, 2008 compared to $299,394 at December 31, 2007. Interest-bearing deposits grew $74,044 to $2,322,471 at March 31, 2008 from $2,248,427 at December 31, 2007 due to increases in public fund transactional accounts. Management expects the balances of these public fund transactional accounts to decrease through the remainder of the year as government agencies utilize the funds held in these accounts.

Total borrowings were $623,906 at March 31, 2008 compared to $624,388 at December 31, 2007. Short-term borrowings were $61,454 at March 31, 2008 compared to $370,456 at December 31, 2007. Short-term borrowings consist of federal funds purchased, short-term FHLB advances, and other short-term borrowings. Long-term debt, consisting of long-term FHLB advances, were $486,258 at March 31, 2008 compared to $177,717 at December 31, 2007. To take advantage of the decline in long-term interest rates, the Company replaced short-term borrowings with long-term debt during the first quarter of 2008.

Shareholders’ equity increased 2.69% to $409,827 at March 31, 2008 compared to $399,073 at December 31, 2007. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income.

Results of Operations – First Quarter of 2008 as Compared to the First Quarter of 2007

Summary

Net income for the three month period ended March 31, 2008 was $8,277, an increase of $1,315, or 18.89%, from net income of $6,962 for the same period in 2007. Basic earnings per share were $0.40 and diluted earnings per share were $0.39 for the three month period ended March 31, 2008, as compared to basic earnings per share of $0.45 and diluted earnings per share of $0.44 for the comparable period a year ago. The decrease in basic and diluted earnings per share was, in part, attributable to the shares issued in connection with the Capital acquisition, which was completed on July 1, 2007, and the related equity offering in the second quarter of 2007.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income grew 31.44% to $27,157 for the first quarter of 2008 compared to $20,661 for the same period in 2007. On a tax equivalent basis, net interest margin for the three month period ended March 31, 2008 was 3.52% compared to 3.67% for the same period in 2007. Net interest income for the first quarter of 2008 includes $531 in interest income related to certain Capital and Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” as compared to $19 in interest income from similar loans for the first quarter of 2007. The additional interest income from these loans was due to increased cash flows that exceeded initial estimates. This additional interest income increased net interest margin for the first quarter of 2008 by 7 basis points.

Interest income grew 27.99% to $53,383 for the first quarter of 2008 from $41,710 for the same period in 2007. The growth in interest income was primarily driven by increases in volume. The average balance of interest-earning assets for the three months ending March 31, 2008 increased $832,204 as compared to the same period in 2007 due to organic loan growth during 2007 and the acquisition of Capital. The tax equivalent yield on earning assets decreased 46 basis points to 6.81%.

Interest expense increased $5,177 to $26,226 for the three months ended March 31, 2008 as compared to $21,049 for the same period in 2007. This increase resulted from the growth in interest-bearing liabilities, offset by the decrease in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities for the three months ended March 31, 2008 increased $777,013 as compared to the same period in 2007 due to organic deposit growth and the acquisition of Capital. The cost of interest-bearing liabilities decreased 39 basis points to 3.65% for the first quarter of 2008 compared to 4.04% for the same period in 2007.

Noninterest Income

Noninterest income was $13,857 for the three month period ended March 31, 2008 compared to $12,677 for the same period in 2007, an increase of $1,180, or 9.31%. The operations of Capital increased noninterest income by $797. The remainder of the increase in noninterest income is attributable to growth in service charges on deposits and gains recognized on the sale of mortgage loans in the secondary market.

Service charges on deposits were $5,433 for the first quarter of 2008, an increase of 12.16% over $4,844 for the same period in 2007. Service charges represent the largest component of noninterest income. Overdraft fees were $4,794 for the three month period ended March 31, 2008, an increase of $575, or 13.62%, compared to the same period in 2007.

Fees and commissions include fees charged for both deposit services (other than service charges on deposits) and loan services. Fees and commissions were $3,765 and $3,728 for the three month periods ended March 31, 2008 and 2007, respectively. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the first quarter, fees associated with debit card usage were $1,085, up 17.32% from the same period in 2007. The Company also provides specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products were $264 for the first quarter of 2008 compared to $198 for the same period in 2007. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the first quarter of 2008 was $626 as compared to $567 for the same period of 2007. The market value of assets under management as of March 31, 2008 was $513,774, an increase of approximately $18,572 from the prior year.

Gains from sales of mortgage loans increased to $1,521 for the three months ended March 31, 2008 compared to $1,146 for the same period in 2007. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations. Originations of mortgage loans to be sold totaled $190,828 for the first quarter of 2008 as compared to $140,850 for same period in 2007.

Other noninterest income increased $152 to $1,655 for the three months ended March 31, 2008 as compared to the same period in 2007. Other noninterest income for the three months ended March 31, 2008 includes a $409 gain related to the redemption of shares as a result of the Visa initial public offering. In comparison, other noninterest income for the first quarter of 2007 includes a $499 gain recognized on the sale of other real estate.

Noninterest Expense

Noninterest expense was $26,798 for the three month period ended March 31, 2008 compared to $22,501 for the same period in 2007, an increase of $4,297, or 19.10%. The operations of Capital increased noninterest expense by $2,928.

Salaries and employee benefits for the three month period ended March 31, 2008 were $14,718, which is $1,791 greater than the same period last year. The operations of Capital increased salaries and employee benefits by $1,938 for the three month period ended March 31, 2008.

Data processing costs for the three month period ended March 31, 2008 were $1,307, an increase of $105 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended March 31, 2008 increased $642 to $3,373 over the comparable period for the prior year, primarily due to additional depreciation on assets placed into service and expenses related to Capital.

Amortization of intangible assets increased to $584 for the three months ended March 31, 2008 compared to $394 for the same period in 2007. The increase is due exclusively to the amortization of the finite-lived intangible assets recorded as a result of the Capital acquisition. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 2.97% for the three month period ended March 31, 2008 and 3.43% for the comparable period in 2007. The net overhead ratio was 1.43% and 1.51% for the first quarter of 2008 and 2007, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio decreased to 63.87% for the three month period ended March 31, 2008 compared to 65.87% for the same period of 2007. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income tax expense was $3,314 for the three month period ended March 31, 2008 (with an effective tax rate of 28.59%), compared to $3,125 (with an effective tax rate of 30.98%) for the same period in 2007. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

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

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses in our loan portfolio. Factors considered in management’s assessment in determining the amount of provision to charge to current period operations include the internal risk rating of individual credits, the size and diversity of our loan portfolio, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans and current economic conditions in the markets in which we operate.

For the first quarter of 2008, net charge-offs were $1,726, or 0.26% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2007 of $202, or 0.04% annualized. In light of the current economic environment, management does not expect net charge-offs for the remainder of 2008 to decrease from the level of net charge-offs incurred during the first quarter of 2008. The table below presents net charge-offs (recoveries) by loan type for the three month periods ending March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Commercial, financial, agricultural	$42	$25
Lease financing	—	—
Real estate – construction	691	(7)
Real estate – 1-4 family mortgage	736	156
Real estate – commercial mortgage	145	(4)
Installment loans to individuals	112	32

Total net charge-offs	$1,726	$202

Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were 0.85% at March 31, 2008 compared to 0.63% at December 31, 2007 and 0.54% at March 31, 2007. Nonaccrual loans at March 31, 2008, were $16,090 as compared to $14,231 at December 31, 2007 and $6,368 at March 31, 2007. Loans accruing interest past due 90 days or more were $5,888 at March 31, 2008 as compared to $2,046 at December 31, 2007 and $3,913 at March 31, 2007. Management has evaluated these loans and other loans classified as nonperforming and concluded as of the date of such evaluation that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2008. The table below presents nonperforming loans by loan type as of March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Commercial, financial, agricultural	$335	$207
Lease financing	—	—
Real estate – construction	4,648	3,721
Real estate – 1-4 family mortgage	10,822	5,131
Real estate – commercial mortgage	6,056	1,048
Installment loans to individuals	117	174

Total nonperforming loans	$21,978	$10,281

In response to the increase in net charge-offs and nonperforming loans, the Company recorded a provision for loan losses of $2,625 for the three months ended March 31, 2008 as compared to $750 for the same period in 2007. The allowance for loan losses as a percentage of loans was 1.06% at March 31, 2008 as compared to 1.02% at December 31, 2007, and 1.06% at March 30, 2007. The table below presents information and ratios regarding the allowance for loan losses, net charge-offs, and nonperforming loans. The quarterly increases in nonperforming loans from March 31, 2007 through March 31, 2008 reflected in the table below are primarily attributable to the decline in the national economy and in the local economies in which the Company operates, with some increases also due to nonperforming loans acquired in connection with the Capital acquisition.

	2008	2007
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$26,372	$26,926	$20,605	$20,082	$19,534
Additions from business combinations	—	(132)	5,385	—	—
Provision for loan losses	2,625	1,975	1,313	800	750
Loans charged-off	1,892	2,804	634	338	323
Recoveries of loans previously charged-off	(166)	(407)	(257)	(61)	(121)

Net charge-offs	1,726	2,397	377	277	202

Balance at end of period	$27,271	$26,372	$26,926	$20,605	$20,082

Nonaccruing loans	$16,090	$14,231	$12,657	$5,905	$6,368
Accruing loans past due 90 days or more	5,888	2,046	2,125	1,648	3,913

Total nonperforming loans	21,978	16,277	14,782	7,553	10,281
Other real estate owned and repossessions	12,802	8,584	3,168	2,309	2,897

Total nonperforming assets	$34,780	$24,861	$17,950	$9,862	$13,178

Allowance for loan losses to total loans	1.06%	1.02%	1.04%	1.04%	1.06%
Allowance for loan losses to nonperforming loans	124.08	162.02	182.15	272.81	195.33
Annualized net charge-offs to average loans	0.26	0.36	0.06	0.06	0.04
Nonperforming loans to total loans	0.85	0.63	0.57	0.38	0.54
Nonperforming assets to total assets	0.94	0.69	0.50	0.35	0.48

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of March 31, 2008, and December 31, 2007:

	March 31, 2008	December 31, 2007
Specific reserves	$3,625	$3,625
Allocated reserves based on loan grades	23,646	22,747

Total reserves	$27,271	$26,372

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. Total deposits increased $78,821 to $2,626,642 at March 31, 2008 from $2,547,821 on December 31, 2007.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. The balance of our securities portfolio was $636,338 at March 31, 2008 as compared to $539,590 at December 31, 2007. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2008, securities with a carrying value of approximately $485,468 were pledged to secure government, public and trust deposits and as collateral for short-term borrowings as compared to $414,361 at December 31, 2007. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. At March 31, 2008, we had $16,400 outstanding in federal funds purchased as compared to $59,800 at December 31, 2007. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of March 31, 2008, our outstanding balance with the FHLB was $511,258 compared to $464,717 at December 31, 2007. The total amount of remaining credit available to us from the FHLB at March 31, 2008 was $511,763. We also maintain lines of credits with other commercial banks totaling $60,000. These are unsecured lines of credit maturing at various times within the next twelve months. At March 31, 2008, there were no amounts outstanding under these lines of credit.

For the three months ended March 31, 2008, our total cost of funds, including noninterest-bearing demand deposit accounts, was 3.31%, down from 3.60% for the same period in 2007. Noninterest-bearing demand deposit accounts made up approximately 9.22% of our average total deposits and borrowed funds at March 31, 2008 down from 10.89% at March 31, 2007. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 29.70% of our average total deposits and borrowed funds and had an average cost of 2.05%, compared to 33.35% of the average total deposits and borrowed funds with an average cost of 2.58% for the same period in 2007. Another significant source of funds was time deposits, making up 42.61% of the average total deposits and borrowed funds with an average cost of 4.46% for the three months ended March 31, 2008, compared to 46.78% of the average total deposits and borrowed funds with an average cost of 4.73% for the same period in 2007. FHLB advances made up approximately 14.70% of our average total deposits and borrowed funds with an average cost of 4.05%, compared to 5.86% of the average total deposits and borrowed funds with an average cost of 5.01% for the same period in 2007.

Cash and cash equivalents were $110,468 at March 31, 2008 compared to $155,175 at March 31, 2007. Cash used in investing activities for the three months ended March 31, 2008 was $91,596 compared to $99,829 for the same period of 2007. Purchases of investment securities were $147,816 for the three months ending March 31, 2008 compared to $85,487 for the three months ending March 31, 2007. Proceeds from the sale and maturity of our investment security portfolio were $58,952 for the three months ending March 31, 2008 compared to $51,375 for the three months ending March 31, 2007.

Cash provided by financing activities for the three months ended March 31, 2008 was $75,269 compared to $138,291 for the same period of 2007. Cash flows from the generation of deposits were $78,946 for the three months ended March 31, 2008 compared to $156,381 for the same period in 2007. Cash provided from the generation of deposits and other borrowings for the three months ended March 31, 2008 was used to fund the purchases of additional investment securities.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of March 31, 2008, we met all capital adequacy requirements to which we are subject. As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum Tier I risk-based, Tier I leverage and total risk-based ratios of 5%, 6%, and 10%, respectively. In the opinion of management, there are no conditions or events since the last notification that are likely to result in a change to our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of March 31, 2008:

	Company	Bank
Tier I Leverage (to average assets)	8.23%	8.02%
Tier I Capital (to risk-weighted assets)	10.03%	9.67%
Total Capital (to risk-weighted assets)	11.00%	10.64%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At March 31, 2008, the unrestricted surplus for Renasant Bank was approximately $452,764. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2008, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $29,923. There were no loans outstanding from Renasant Bank to the Company at March 31, 2008. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2008, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $19.58 and $19.15 at March 31, 2008 and December 31, 2007, respectively.

Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit and underwriting policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on management’s credit assessment of the customer.

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at March 31, 2008 were approximately $779,621 and $29,664, respectively, compared to $794,592 and $27,843, respectively, at December 31, 2007.

We entered into an interest rate swap with a notional amount of $31,000 whereby we receive a variable rate of interest based on the three-month LIBOR plus 187 basis points and pay a fixed rate based of 5.70%. The effective date of this swap was December 5, 2007 and its maturity date is March 15, 2010.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- or off-balance sheet financial instruments.

Contractual Obligations

There have not been any material changes outside of the ordinary course of business to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2007. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In the first quarter of 2008, Jack C. Johnson, a member of the Company’s board of directors, exercised warrants to purchase 50,265 shares of the Company’s common stock. These warrants were assumed by the Company in connection with its acquisition of Renasant Bancshares, Inc.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own securities for the three month period ended March 31, 2008:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31	95,985	$20.88	95,985	—
February 1 to February 29	—	—	—	—
March 1 to March 31	—	—	—	—

Total	95,985	$20.88	95,985

(1)	All shares were purchased through the Company’s publicly announced share buy-back plan.
(2)

On September 17, 2002, the Company’s board of directors adopted a share buy-back plan which allows the Company to purchase up to 2,595,031 shares of the Company’s outstanding common stock, subject to a monthly purchase limit of $2,000 of its common stock. The reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. The board of directors discontinued the plan on January 24, 2008. As of such date, 2,310,030 shares of the Company’s common stock had been purchased and 285,001 shares remained authorized under the plan. All share purchases during the first quarter of 2008 were made pursuant to open market transactions.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Renasant Corporation, as amended(1)

3.2	Restated Bylaws of Renasant Corporation, as amended(2)

4.1	Articles of Incorporation of Renasant Corporation, as amended(1)

4.2	Restated Bylaws of Renasant Corporation, as amended(2)

10.1	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation(3)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2008 and incorporated by reference herein.

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

May 12, 2008	RENASANT CORPORATION

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