Form 10-Q
period 2008-06-30
RENASANT CORP
filed 2008-08-11
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Common stock, $5.00 Par Value, 20,954,627 shares outstanding as of July 31, 2008.

RENASANT CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3

Quantitative and Qualitative Disclosures about Market Risk	24

Item 4

Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A

Risk Factors	25

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4

Submissions of Matters to a Vote of Security Holders	25

Item 6

Exhibits	26

SIGNATURES	27

EXHIBIT INDEX	28

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited)
	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$99,353	$84,391
Interest-bearing balances with banks	13,858	15,402

Cash and cash equivalents	113,211	99,793
Securities available for sale	741,154	539,590
Mortgage loans held for sale	43,487	37,468
Loans, net of unearned income	2,541,012	2,586,593
Allowance for loan losses	(26,647)	(26,372)

Net loans	2,514,365	2,560,221
Premises and equipment, net	47,863	47,553
Intangible assets, net	194,688	197,314
Other assets	127,428	130,348

Total assets	$3,782,196	$3,612,287

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$305,877	$299,394
Interest-bearing	2,161,301	2,248,427

Total deposits	2,467,178	2,547,821
Short-term borrowings	203,413	370,456
Long-term debt	599,226	177,717
Junior subordinated debentures	76,174	76,215
Other liabilities	32,410	41,005

Total liabilities	3,378,401	3,213,214
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 20,954,627 and 20,841,365 shares outstanding at June 30, 2008 and December 31, 2007, respectively	113,954	113,954
Treasury stock, at cost	(30,057)	(31,413)
Additional paid-in capital	184,962	184,856
Retained earnings	141,893	132,774
Accumulated other comprehensive loss	(6,957)	(1,098)

Total shareholders’ equity	403,795	399,073

Total liabilities and shareholders’ equity	$3,782,196	$3,612,287

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$41,831	$37,472	$88,161	$73,325
Securities
Taxable	7,366	4,579	13,009	8,682
Tax-exempt	1,157	1,107	2,350	2,218
Other	111	383	328	1,026

Total interest income	50,465	43,541	103,848	85,251
Interest expense
Deposits	15,964	19,070	35,826	37,051
Borrowings	6,999	2,952	13,363	6,020

Total interest expense	22,963	22,022	49,189	43,071

Net interest income	27,502	21,519	54,659	42,180
Provision for loan losses	2,200	800	4,825	1,550

Net interest income after provision for loan losses	25,302	20,719	49,834	40,630
Noninterest income
Service charges on deposit accounts	5,750	4,919	11,183	9,763
Fees and commissions	4,481	4,060	8,246	7,788
Insurance commissions	838	918	1,695	1,728
Trust revenue	670	680	1,296	1,247
Securities gains (losses)	—	(1)	—	78
BOLI income	355	523	752	929
Gains on sales of mortgage loans	1,311	1,225	2,832	2,371
Other	385	543	1,643	1,640

Total noninterest income	13,790	12,867	27,647	25,544
Noninterest expense
Salaries and employee benefits	14,849	13,083	29,567	26,010
Data processing	1,303	1,265	2,610	2,467
Net occupancy	2,220	1,845	4,414	3,625
Equipment	1,193	991	2,372	1,942
Professional fees	895	715	1,734	1,292
Advertising and marketing	829	777	1,556	1,556
Intangible amortization	578	391	1,162	785
Other	5,831	4,300	11,081	8,191

Total noninterest expense	27,698	23,367	54,496	45,868

Income before income taxes	11,394	10,219	22,985	20,306
Income taxes	3,409	3,132	6,723	6,257

Net income	$7,985	$7,087	$16,262	$14,049

Basic earnings per share	$0.38	$0.42	$0.78	$0.86

Diluted earnings per share	$0.38	$0.41	$0.77	$0.85

Cash dividends per common share	$0.17	$0.16	$0.34	$0.32

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net cash provided by operating activities	$28,379	$19,497
Investing activities
Purchases of securities available for sale	(306,950)	(122,098)
Proceeds from sales of securities available for sale	—	49,539
Proceeds from call/maturities of securities available for sale	95,189	32,668
Net decrease (increase) in loans	31,835	(152,079)
Proceeds from sales of premises and equipment	31	—
Purchases of premises and equipment	(2,725)	(3,371)

Net cash used in investing activities	(182,620)	(195,341)
Financing activities
Net increase in noninterest-bearing deposits	6,483	3,099
Net (decrease) increase in interest-bearing deposits	(86,981)	111,290
Net (decrease) increase in short-term borrowings	(167,043)	9,334
Proceeds from long-term debt	426,440	—
Repayment of long-term debt	(4,868)	(7,577)
Purchase of treasury stock	(2,004)	—
Cash paid for dividends	(7,143)	(5,440)
Cash received on exercise of stock-based compensation	2,102	401
Tax benefit from stock-based compensation	673	168
Proceeds from equity offering	—	58,529

Net cash provided by financing activities	167,659	169,804

Net increase (decrease) in cash and cash equivalents	13,418	(6,040)
Cash and cash equivalents at beginning of period	99,793	98,201

Cash and cash equivalents at end of period	$113,211	$92,161

Supplemental disclosures
Transfers of loans to other real estate	$10,227	$421

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. The Company adopted the provisions of Statement 159 on January 1, 2008. Since adoption, the Company has not elected the fair value option for eligible financial assets or financial liabilities not previously recorded at fair value.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”) which replaces FASB Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their respective fair values. Statement 141R requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R will impact the Company’s accounting for and reporting of acquisitions on or after January 1, 2009.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which allowed the Company to purchase up to 2,595,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. The board of directors discontinued the buy-back plan on January 24, 2008. As of that date, 2,310,030 shares had been repurchased under the plan. Reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the six months ended June 30, 2008, the Company reissued 209,247 shares from treasury in connection with the vesting and exercise of stock-based compensation.

The Company declared a cash dividend for the second quarter of 2008 of $0.17 per share as compared to $0.16 per share for the second quarter of 2007. Total cash dividends paid to shareholders by the Company were $7,143 and $5,440 for the six month periods ended June 30, 2008 and 2007, respectively.

In January 2008, the Company granted 184,500 stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. In addition, the Company awarded 3,000 shares of time-based restricted stock and 26,750 shares of performance-based restricted stock in the first quarter of 2008. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors. The Company recorded stock-based compensation expense of $700 and $892 for the six months ended June 30, 2008 and 2007, respectively.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2008 and 2007 for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Dividend yield	3.86%	2.40%
Expected volatility	21%	21%
Risk-free interest rate	3.45%	4.70%
Expected lives	6 years	6 years
Weighted average exercise price	$17.63	$30.63
Weighted average fair value	$2.66	$6.90

Note 3 Loans

The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the mergers with Capital and Heritage Financial Holding Corporation (“Heritage”). At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at June 30, 2008 is as follows:

Commercial	$5,213
Consumer	59
Mortgage	910

Total outstanding balance	$6,182

Total carrying amount	$4,152

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2008	$578
Additions	—
Reclassifications from nonaccretable difference	15
Accretion	(551)

Balance as of June 30, 2008	$42

The Company did not increase the allowance for loan losses for these loans during the six months ended June 30, 2008.

Nonaccrual loans at June 30, 2008 were $17,659 as compared to $14,231 at December 31, 2007. Loans past due 90 days or more and still accruing interest were $8,962 at June 30, 2008 as compared to $2,046 at December 31, 2007. Impaired loans recognized in conformity with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, were as follows:

	June 30, 2008	December 31, 2007
Impaired loans with an allocated allowance for loan losses	$27,481	$11,656
Impaired loans without an allocated allowance for loan losses	468	15

Total impaired loans	$27,949	$11,671

Allocated allowance on impaired loans	$3,065	$1,610

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 Goodwill

The changes in the carrying amount of intangible assets during the first six months of 2008 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of December 31, 2007	$186,420	$10,500	$394
Amortization expense	—	(1,042)	(120)
Adjustment to previously recorded goodwill	(1,464)	—	—

Balance as of June 30, 2008	$184,956	$9,458	$274

The adjustment to previously recorded goodwill primarily reflects tax benefits associated with the exercise of stock options assumed in connection with the acquisitions of Capital, Heritage and Renasant Bancshares, Inc.

Note 5 Derivative Instruments

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it receives a variable rate of interest based on the three-month LIBOR plus 187 basis points and pays a fixed rate of 5.70%. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $31,000 of its junior subordinated debentures to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At June 30, 2008, the swap had a fair value of $(254) which has been recorded in “Other Liabilities”.

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. As of June 30, 2008, there were $2,436 of deferred gains related to the swap, which will be amortized into net interest income over the designated hedging period ending in May 2009.

Note 6 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$7,985	$7,087	$16,262	$14,049
Other comprehensive income:
Unrealized holding losses on securities available for sale	(11,023)	(4,787)	(6,248)	(4,343)
Reclassification adjustment for losses (gains) realized in net income	—	1	—	(48)
Unrealized gains (losses) on interest rate swaps	(43)	(540)	267	(375)
Net change in defined benefit pension and post-retirement benefit plans	61	128	122	145

Other comprehensive loss	(11,005)	(5,198)	(5,859)	(4,621)

Comprehensive income (loss)	$(3,020)	$1,889	$10,403	$9,428

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 Employee Benefit Plans

The following table provides the components of net pension cost and other benefit cost recognized for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$—	$—	$11	$11
Interest cost	256	249	17	17
Expected return on plan assets	(333)	(356)	—	—
Prior service cost recognized	7	8	—	—
Recognized loss	78	94	14	17

Net periodic benefit cost	$8	$(5)	$42	$45

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$—	$—	$22	$22
Interest cost	512	499	34	34
Expected return on plan assets	(666)	(712)	—	—
Prior service cost recognized	15	15	—	—
Recognized loss	155	187	27	33

Net periodic benefit cost	$16	$(11)	$83	$89

Note 8 Fair Value of Financial Instruments

Statement 157 provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a recurring basis:

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008:
		Quoted Prices in Active Markets for Identical Assets (Liabilities)	Significant Other Observable Inputs	Significant Unobservable Inputs
	Totals	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$741,154	$—	$690,618	$50,536
Derivative instruments	(254)	—	(254)	—

	$740,900	$—	$690,364	$50,536

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the six months ended June 30, 2008:

Securities available for sale
Balance as of January 1, 2008	$36,674
Realized gains included in net income	108
Unrealized losses included in other comprehensive income	(105)
Purchases, issuances, settlements	13,859

Balance as of June 30, 2008	$50,536

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the consolidated balance sheet at June 30, 2008 and December 31, 2007.

The Company also uses fair value measurements on a nonrecurring basis for certain nonfinancial instruments such as other real estate owned. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of Statement 157 for nonfinancial assets and liabilities until January 1, 2009.

Note 9 Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding stock options and warrants were exercised into common shares, calculated in accordance with the treasury stock method. Basic and diluted net income per common share calculations are as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic:
Net income applicable to common stock	$7,985	$7,087	$16,262	$14,049
Average common shares outstanding	20,946,287	17,029,781	20,912,383	16,296,223
Net income per common share-basic	$0.38	$0.42	$0.78	$0.86

Diluted:
Net income applicable to common stock	$7,985	$7,087	$16,262	$14,049
Average common shares outstanding	20,946,287	17,029,781	20,912,383	16,296,223
Effect of dilutive stock based compensation	258,921	263,133	251,962	281,880

Average common shares outstanding-diluted	21,205,208	17,292,914	21,164,345	16,578,103
Net income per common share-diluted	$0.38	$0.41	$0.77	$0.85

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 Segment Reporting

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. The increases in the Tennessee region for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 set forth in the table below primarily reflect the acquisition of Capital. In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio, certain costs associated with other data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended June 30, 2008:
Net interest income	$12,104	$7,542	$5,150	$26	$2,680	$27,502
Provision for loan losses	478	391	1,331	—	—	2,200
Noninterest income	7,566	1,182	2,406	864	1,772	13,790
Noninterest expense	7,578	4,832	4,426	770	10,092	27,698

Income before income taxes	11,614	3,501	1,799	120	(5,640)	11,394
Income tax expense	3,556	1,072	551	54	(1,824)	3,409

Net income (loss)	$8,058	$2,429	$1,248	$66	$(3,816)	$7,985

Total assets	$1,665,815	$1,347,141	$755,734	$7,222	$6,284	$3,782,196
Goodwill	2,265	133,255	46,653	2,783	—	184,956
Three Months Ended June 30, 2007:
Net interest income	$13,807	$3,105	$5,145	$21	$(559)	$21,519
Provision for loan losses	295	206	299	—		800
Noninterest income	7,624	488	2,514	962	1,279	12,867
Noninterest expense	7,961	2,217	4,519	789	7,881	23,367

Income before income taxes	13,175	1,170	2,841	194	(7,161)	10,219
Income tax expense	4,148	368	894	69	(2,347)	3,132

Net income (loss)	$9,027	$802	$1,947	$125	$(4,814)	$7,087

Total assets	$1,540,696	$494,995	$745,117	$6,300	$4,187	$2,791,295
Goodwill	2,265	39,217	46,871	2,783	—	91,136
Six Months Ended June 30, 2008:
Net interest income	$24,971	$15,254	$10,694	$53	$3,687	$54,659
Provision for loan losses	1,406	1,815	1,604	—	—	4,825
Noninterest income	14,680	2,123	4,765	1,996	4,083	27,647
Noninterest expense	15,153	9,568	8,426	1,581	19,768	54,496

Income before income taxes	23,092	5,994	5,429	468	(11,998)	22,985
Income tax expense	6,931	1,799	1,629	181	(3,817)	6,723

Net income (loss)	$16,161	$4,195	$3,800	$287	$(8,181)	$16,262

Total assets	$1,665,815	$1,347,141	$755,734	$7,222	$6,284	$3,782,196
Goodwill	2,265	133,255	46,653	2,783	—	184,956
Six Months Ended June 30, 2007:
Net interest income	$27,668	$6,182	$10,113	$41	$(1,824)	$42,180
Provision for loan losses	602	355	593	—	—	1,550
Noninterest income	15,645	814	4,902	1,988	2,195	25,544
Noninterest expense	15,505	4,412	8,805	1,523	15,623	45,868

Income before income taxes	27,206	2,229	5,617	506	(15,252)	20,306
Income tax expense	8,592	704	1,774	183	(4,996)	6,257

Net income (loss)	$18,614	$1,525	$3,843	$323	$(10,256)	$14,049

Total assets	$1,540,696	$494,995	$745,117	$6,300	$4,187	$2,791,295
Goodwill	2,265	39,217	46,871	2,783	—	91,136

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, Except Share Data)

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

On July 1, 2007, the Company merged with Capital Bancorp, Inc. (“Capital’), the parent of Capital Bank & Trust Company, and expanded its footprint into the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area. On the same date, Capital Bank & Trust Company was merged into Renasant Bank. The Company and Renasant Bank, respectively, survived the mergers. The financial condition and results of operation for Capital are included in the Company’s financial statements since the date of the merger and thus are not included in the Company’s consolidated financial statements as of and for the periods ending June 30, 2007.

Financial Condition

Total assets for the Company increased to $3,782,196 on June 30, 2008 from $3,612,287 on December 31, 2007, representing an increase of 4.70%.

Cash and cash equivalents increased $13,418 from $99,793 at December 31, 2007 to $113,211 at June 30, 2008. Cash and cash equivalents represented 2.99% of total assets at June 30, 2008 compared to 2.76% of total assets at December 31, 2007. Our investment portfolio increased to $741,154 at June 30, 2008 from $539,590 at December 31, 2007. During the first six months of 2008, we implemented a leveraging strategy in which the Company purchased approximately $200,000 in investment securities. The transaction was funded with borrowings of approximately $200,000 from the Federal Home Loan Bank (“FHLB”) in which the maturity dates of the borrowings closely matched the expected future cash flows of the securities purchased. This transaction was the main contributor to the increase in our investment portfolio.

Mortgage loans held for sale were $43,487 at June 30, 2008 compared to $37,468 at December 31, 2007. Originations of mortgage loans to be sold totaled $394,668 for the first six months of 2008 as compared to $307,607 for the same period in 2007. In the first six months of 2008, the Company was able to grow its levels of mortgage originations in an environment in which mortgage activity nationally slowed as compared to prior years. A majority of the growth in mortgage originations is the result of third party mortgages being refinanced with the Company, with the remainder of the growth attributable to new originations. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. Because the Company does not actively market or originate subprime mortgage loans, the Company has not experienced any negative impact on its ability to sell mortgage loans at prices and within the time periods consistent with prior periods.

The loan balance, net of unearned income, at June 30, 2008 was $2,541,012, representing a decrease of $45,581 from $2,586,593 at December 31, 2007. Loans in our Tennessee region grew $27,379 while loans in our Mississippi and Alabama regions decreased $30,179 and $42,781, respectively, during the first six months of 2008 compared to the respective balances at December 31, 2007. Given the prevailing economic conditions, management expects loan growth in upcoming periods to be relatively modest until improvements in the general economic conditions occur. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	June 30, 2008	December 31, 2007
Commercial, financial, agricultural	$303,385	$317,866
Lease financing	2,130	2,557
Real estate – construction	335,430	386,184
Real estate – 1-4 family mortgage	857,165	850,658
Real estate – commercial mortgage	972,111	948,322
Installment loans to individuals	70,791	81,006

Total loans, net of unearned income	$2,541,012	$2,586,593

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At June 30, 2008, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $2,626 to $194,688 at June 30, 2008 from $197,314 at December 31, 2007. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Capital, Heritage Financial Holding Corporation and Renasant Bancshares, Inc. acquisitions and an adjustment to goodwill from tax benefits associated with the exercise of stock options assumed in connection with these acquisitions. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits decreased $80,643 to $2,467,178 at June 30, 2008 from $2,547,821 on December 31, 2007. Noninterest-bearing deposits increased $6,483 to $305,877 at June 30, 2008 compared to $299,394 at December 31, 2007. Interest-bearing deposits decreased $87,126 to $2,161,301 at June 30, 2008 from $2,248,427 at December 31, 2007 due to decreases in time deposits offset by increases in public fund transactional accounts. As rates paid on deposits, primarily time deposits, remained higher than alternative sources of funds during the first half of 2008, the Company was selective in pricing time deposits and instead utilized lower costing funding sources, such as FHLB borrowings. This strategy is the primary reason for the decrease in time deposits. As a result of this strategy, the cost of the Company’s interest-bearing deposits decreased 70 basis points to 3.18% for the six months ended June 30, 2008 as compared to June 30, 2007, and the overall cost of the Company’s interest-bearing liabilities decreased by 71 basis points over the same period. With respect to public fund transactional accounts, management expects the balances to decrease during the third quarter of 2008 as government agencies utilize the funds held in these accounts. Typically, these funds will begin to increase in the fourth quarter of the year.

Total borrowings were $878,813 at June 30, 2008 compared to $624,388 at December 31, 2007. Short-term borrowings were $203,413 at June 30, 2008 compared to $370,456 at December 31, 2007. Short-term borrowings consist of federal funds purchased, short-term FHLB advances, and other short-term borrowings. Long-term debt, consisting of long-term FHLB advances, was $599,226 at June 30, 2008 compared to $177,717 at December 31, 2007. To take advantage of the decline in long-term interest rates, the Company replaced short-term borrowings with long-term debt during the first half of 2008. The aforementioned leveraging strategy implemented during the first six months of 2008 increased total borrowings by approximately $200,000.

Shareholders’ equity increased 1.18% to $403,795 at June 30, 2008 compared to $399,073 at December 31, 2007. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income.

Results of Operations – Second Quarter of 2008 as Compared to the Second Quarter of 2007

Summary

Net income for the three month period ended June 30, 2008 was $7,985, an increase of $898, or 12.67%, from net income of $7,087 for the same period in 2007. Basic and diluted earnings per share were $0.38 for the three month period ended June 30, 2008, as compared to basic earnings per share of $0.42 and diluted earnings per share of $0.41 for the comparable period a year ago. The decrease in basic and diluted earnings per share was, in part, attributable to the shares of our common stock issued in connection with the Capital acquisition, which was completed on July 1, 2007, and the related equity offering of our common stock in the second quarter of 2007.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income grew 27.80% to $27,502 for the second quarter of 2008 compared to $21,519 for the same period in 2007. On a tax equivalent basis, net interest margin for the three month period ended June 30, 2008 was 3.43% compared to 3.66% for the same period in 2007.

Interest income grew 15.90% to $50,465 for the second quarter of 2008 from $43,541 for the same period in 2007. The growth in interest income was primarily driven by increases in volume. The average balance of interest-earning assets for the three months ending June 30, 2008 increased $878,223 as compared to the same period in 2007 due to the acquisition of Capital and the purchase of investment securities. The acquisition of Capital increased the average balance of interest-earning assets by $588,425. The tax equivalent yield on earning assets decreased 105 basis points to 6.20% for the second quarter of 2008 compared to the same period in 2007.

Interest expense increased $941, or 4.27%, to $22,963 for the three months ended June 30, 2008 as compared to $22,022 for the same period in 2007. This increase resulted from the growth in interest-bearing liabilities, offset by the decrease in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities for the three months ended June 30, 2008 increased $853,959 as compared to the same period in 2007 due to the acquisition of Capital and additional borrowings used to purchase investment securities. The acquisition of Capital increased the average balance of interest-bearing liabilities by $534,419. The cost of interest-bearing liabilities decreased 103 basis points to 3.07% for the second quarter of 2008 compared to 4.10% for the same period in 2007.

Noninterest Income

Noninterest income was $13,790 for the three month period ended June 30, 2008 compared to $12,867 for the same period in 2007, an increase of $923, or 7.17%. The operations of Capital increased noninterest income by $835. The remainder of the increase in noninterest income is attributable to growth in service charges on deposits and gains recognized on the sale of mortgage loans in the secondary market.

Service charges on deposits were $5,750 for the second quarter of 2008, an increase of 16.89% over $4,919 for the same period in 2007. Service charges represent the largest component of noninterest income. Overdraft fees, the largest component of service charges, were $5,232 for the three month period ended June 30, 2008, an increase of $896, or 20.66%, compared to the same period in 2007.

Fees and commissions include fees charged for both deposit services (other than service charges on deposits) and loan services. Fees and commissions were $4,481 and $4,060 for the three month periods ended June 30, 2008 and 2007, respectively. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the second quarter of 2008, fees associated with debit card usage were $1,211, up 25.07% from the same period in 2007. The Company also provides specialized products and services to our customers. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products were $426 for the second quarter of 2008 compared to $254 for the same period in 2007. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts. Trust revenue for the second quarter of 2008 was $670 as compared to $680 for the same period of 2007. The market value of assets under management as of June 30, 2008 was $497,100, a decrease of approximately $18,281 from the prior year. The decline in the market value of assets under management is a result of the performance of the financial markets and the overall economic conditions over this same period.

Gains from sales of mortgage loans increased to $1,311 for the three months ended June 30, 2008 compared to $1,225 for the same period in 2007. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations. Originations of mortgage loans to be sold totaled $203,839 for the second quarter of 2008 as compared to $166,030 for same period in 2007.

Other noninterest income decreased $158 to $385 for the three months ended June 30, 2008 as compared to the same period in 2007. Other noninterest income for the three months ended June 30, 2007 includes a $252 nontaxable death benefit from life insurance.

Noninterest Expense

Noninterest expense was $27,698 for the three month period ended June 30, 2008 compared to $23,367 for the same period in 2007, an increase of $4,331, or 18.53%. The operations of Capital increased noninterest expense by $2,992.

Salaries and employee benefits for the three month period ended June 30, 2008 were $14,849, which is $1,766 greater than the same period last year. The operations of Capital increased salaries and employee benefits by $1,747 for the three month period ended June 30, 2008, which was offset by reductions in the cost of employee benefits.

Data processing costs for the three month period ended June 30, 2008 were $1,303, an increase of $38 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended June 30, 2008 increased $577 to $3,413 over the comparable period for the prior year, primarily due to additional depreciation on assets placed into service and expenses related to Capital. In the second quarter of 2008, the Company consolidated several of its offices located throughout the metro-Birmingham, Alabama area into one location in downtown Birmingham. The new location serves as the headquarters of our Alabama operations and houses our mortgage and commercial loan operations and a full-service branch. The consolidation did not significantly increase net occupancy expense and equipment expense.

Amortization of intangible assets increased to $578 for the three months ended June 30, 2008 compared to $391 for the same period in 2007. The increase is due exclusively to the amortization of the finite-lived intangible assets recorded as a result of the Capital acquisition. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 2.97% for the three month period ended June 30, 2008 and 3.43% for the comparable period in 2007. The net overhead ratio was 1.49% and 1.54% for the second quarter of 2008 and 2007, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio decreased to 65.61% for the three month period ended June 30, 2008 compared to 66.30% for the same period of 2007. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income tax expense was $3,409 for the three month period ended June 30, 2008 (with an effective tax rate of 29.92%), compared to $3,132 (with an effective tax rate of 30.65%) for the same period in 2007. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Results of Operations – Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2007

Summary

Net income for the six month period ended June 30, 2008 was $16,262, an increase of $2,213, or 15.75%, from net income of $14,049 for the same period in 2007. Basic earnings per share were $0.78 and diluted earnings per share were $0.77 for the six month period ended June 30, 2008, as compared to basic earnings per share of $0.86 and diluted earnings per share of $0.85 for the comparable period a year ago.

Net Interest Income

Net interest income grew 29.59% to $54,659 for the six months ended June 30, 2008 compared to $42,180 for the same period in 2007. On a tax equivalent basis, net interest margin for the six month period ended June 30, 2008 was 3.47% compared to 3.66% for the same period in 2007. Net interest income for the first six months of 2008 includes $551 in interest income related to loans accounted for under the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” as compared to $80 in interest income from similar loans for the first six months of 2007. This additional interest income increased our net interest margin by 3 and 1 basis points for the first six months of 2008 and 2007, respectively.

Interest income grew 21.81% to $103,848 for the first six months of 2008 from $85,251 for the same period in 2007. The growth in interest income was driven by an increase in volume of interest-earning assets offset by a decrease in the rate earned on these assets. The average balance of interest-earning assets for the six months ending June 30, 2008 increased $856,991 as compared to the same period in 2007 due to the acquisition of Capital and the purchase of investment securities. Over this same period, the tax equivalent yield on earning assets decreased 76 basis points to 6.50%.

Interest expense increased $6,118 to $49,189 for the six months ended June 30, 2008 as compared to $43,071 for the same period in 2007. The average balance of interest-bearing liabilities for the six months ended June 30, 2008 increased $815,345 as compared to the same period in 2007 due to the acquisition of Capital and additional borrowings used to purchase investment securities. The cost of interest-bearing deposits decreased 70 basis points to 3.18% for the six months ended June 30, 2008 compared to 3.88% for the same period in 2007. Overall, the cost of interest-bearing liabilities decreased 71 basis points to 3.36% over this same period.

Noninterest Income

Noninterest income was $27,647 for the six month period ended June 30, 2008 compared to $25,544 for the same period in 2007, an increase of $2,103, or 8.23%. The operations of Capital increased noninterest income by $1,632.

Service charges on deposits were $11,183 for the first six months of 2008, an increase of 14.54% over $9,763 for the same period in 2007. Overdraft fees were $10,026 for the six month period ended June 30, 2008, an increase of $1,471, or 17.19%, compared to the same period in 2007.

Fees and commissions were $8,246 and $7,788 for the six month periods ended June 30, 2008 and 2007, respectively. Fees charged for loan services decreased $220 to $4,381 for the first six months of 2008 compared to $4,601 for the same period in 2007. For the six month period ended June 30, 2008, fees associated with debit card usage were $2,296, up 21.28% from the same period in 2007. Revenues generated from the sale of all specialized products by the Financial Services division totaled $690 for the six month period ended June 30, 2008 compared to $452 for the same period in 2007. Revenue generated by the trust department for managing accounts was $1,296 as compared to $1,247 for the same period of 2007.

Gains from sales of mortgage loans increased to $2,832 for the six months ended June 30, 2008 compared to $2,371 for the same period in 2007. Originations of mortgage loans to be sold totaled $394,668 for the first six months of 2008 as compared to $307,607 for same period in 2007.

Other noninterest income was $1,643 and $1,640 for the six month periods ended June 30, 2008 and 2007, respectively. Other noninterest income for the six months ended June 30, 2008 includes a $409 gain related to the redemption of shares as a result of the Visa initial public offering. In comparison, other noninterest income for the six months ended June 30, 2007 includes a $499 gain recognized on the sale of other real estate and a $252 nontaxable death benefit from life insurance. Other noninterest income also includes contingency income of $296 and $252 for the six months ended June 30, 2008 and 2007, respectively. Contingency income is a bonus received from insurance underwriters and is based on both commission income and claims experience on our client’s policies during the previous year.

Noninterest Expense

Noninterest expense was $54,496 for the six month period ended June 30, 2008 compared to $45,868 for the same period in 2007, an increase of $8,628, or 18.81%. The operations of Capital increased noninterest expense by $5,920.

Salaries and employee benefits for the six month period ended June 30, 2008 were $29,567 which is $3,557 greater than the same period last year. The increase in salaries and employee benefits is due the acquisition of Capital and normal annual salary increases which were effective March 2008.

Data processing costs for the six month period ended June 30, 2008 were $2,610, an increase of $143 compared to the same period last year. Net occupancy expense and equipment expense for the six month period ended June 30, 2008 increased $1,219 to $6,786 over the comparable period for the prior year.

Amortization of intangible assets increased to $1,162 for the six months ended June 30, 2008 compared to $785 for the same period in 2007.

Noninterest expense as a percentage of average assets was 2.97% for the six month period ended June 30, 2008 and 3.43% for the comparable period in 2007. The net overhead ratio was 1.46% and 1.52% for the first six months of 2008 and 2007, respectively. Our efficiency ratio improved to 64.75% for the six month period ended June 30, 2008 compared to 66.09% for the same period of 2007. The improvement in the net overhead and efficiency ratios is reflective of the growth in noninterest income exceeding the growth in noninterest expenses.

Income tax expense was $6,723 for the six month period ended June 30, 2008 (with an effective tax rate of 29.25%), compared to $6,257 (with an effective tax rate of 30.81%) for the same period in 2007.

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

For the second quarter of 2008, net charge-offs were $2,823, or 0.43% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2007 of $277, or 0.06% annualized. For the six months ended June 30, 2008, net charge-offs were $4,549, or 0.35% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2007 of $479, or 0.05% annualized. The table below presents net charge-offs (recoveries) by loan type for the three and six month periods ending June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commercial, financial, agricultural	$31	$6	$73	$31
Lease financing	—	—	—	—
Real estate – construction	539	53	1,230	46
Real estate – 1-4 family mortgage	1,680	182	2,416	338
Real estate – commercial mortgage	597	—	741	(4)
Installment loans to individuals	(23)	36	89	68

Total net charge-offs	$2,823	$277	$4,549	$479

Loans past due 90 days or more and still accruing interest were $8,962 at June 30, 2008 as compared to $2,046 at December 31, 2007 and $1,648 at June 30, 2007. Nonaccrual loans at June 30, 2008, were $17,659 as compared to $14,231 at December 31, 2007 and $5,905 at June 30, 2007. Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were 1.05% at June 30, 2008 compared to 0.63% at December 31, 2007 and 0.38% at June 30, 2007. The Company’s total past due loans (accruing loans past due 30 days or more and nonaccrual loans) as a percentage of total loans were 2.28% at June 30, 2008 as compared to 1.72% at December 31, 2007. Although the Company’s total past due loans as a percentage of loans has increased since December 31, 2007, the percentage has decreased from 2.66% at March 31, 2008. Management has evaluated these loans and other loans classified as nonperforming and concluded as of the date of such evaluation that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2008. The table below presents nonperforming loans by loan type as of June 30, 2008, and December 31, 2007:

	June 30, 2008	December 31, 2007
Commercial, financial, agricultural	$360	$140
Lease financing	—	—
Real estate – construction	4,236	3,671
Real estate – 1-4 family mortgage	16,568	9,199
Real estate – commercial mortgage	5,335	3,133
Installment loans to individuals	122	134

Total loans, net of unearned income	$26,621	$16,277

In response to the increase in net charge-offs and nonperforming loans, the Company recorded a provision for loan losses of $2,200 for the three months ended June 30, 2008 as compared to $800 for the same period in 2007. The provision for loan losses was $4,825 and $1,550 for the six months ended June 30, 2008 and 2007, respectively. The allowance for loan losses as a percentage of loans was 1.05% at June 30, 2008 as compared to 1.02% at December 31, 2007, and 1.04% at June 30, 2007. The table below presents information and ratios regarding the allowance for loan losses, net charge-offs, and nonperforming loans. The quarterly increases in nonperforming loans from March 31, 2007 through June 30, 2008 reflected in the table below are primarily attributable to the decline in the national economy and in the local economies in which the Company operates, with some increases also due to nonperforming loans acquired in connection with the Capital acquisition.

	2008		2007
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$27,271	$26,372	$26,926	$20,605	$20,082	$19,534
Additions from business combinations	—	—	(132)	5,385	—	—
Provision for loan losses	2,200	2,625	1,975	1,313	800	750
Loans charged-off	3,120	1,892	2,804	634	338	323
Recoveries of loans previously charged-off	(297)	(166)	(407)	(257)	(61)	(121)

Net charge-offs	2,823	1,726	2,397	377	277	202

Balance at end of period	$26,647	$27,271	$26,372	$26,926	$20,605	$20,082

Nonaccruing loans	$17,659	$16,090	$14,231	$12,657	$5,905	$6,368
Accruing loans past due 90 days or more	8,962	5,888	2,046	2,125	1,648	3,913

Total nonperforming loans	26,621	21,978	16,277	14,782	7,553	10,281
Other real estate owned and repossessions	13,111	12,802	8,584	3,168	2,309	2,897

Total nonperforming assets	$39,732	$34,780	$24,861	$17,950	$9,862	$13,178

Allowance for loan losses to:
Total loans	1.05%	1.06%	1.02%	1.04%	1.04%	1.06%
Nonperforming loans	100.10	124.08	162.02	182.15	272.81	195.33
Net charge-offs to average loans	0.43	0.26	0.36	0.06	0.06	0.04
Nonperforming loans to total loans	1.05	0.85	0.63	0.57	0.38	0.54
Nonperforming assets to total assets	1.05	0.94	0.69	0.50	0.35	0.48

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of June 30, 2008, and December 31, 2007:

	June 30, 2008	December 31, 2007
Specific reserves	$3,622	$3,625
Allocated reserves based on loan grades	23,025	22,747

Total reserves	$26,647	$26,372

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. As rates paid on deposits, primarily time deposits, remained higher than alternative sources of funds during the first half of 2008, the Company was selective in pricing time deposits and instead utilized lower costing funding sources, such as FHLB borrowings. As a result, total deposits decreased $80,643 to $2,467,178 at June 30, 2008 from $2,547,821 on December 31, 2007.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. The balance of our securities portfolio was $741,154 at June 30, 2008 as compared to $539,590 at December 31, 2007. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2008, securities with a carrying value of approximately $450,983 were pledged to secure government, public and trust deposits and as collateral for short-term borrowings as compared to $414,361 at December 31, 2007. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. At June 30, 2008, we had $178,100 outstanding in federal funds purchased as compared to $59,800 at December 31, 2007. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of June 30, 2008, our outstanding balance with the FHLB was $777,326 compared to $524,517 at December 31, 2007. The total amount of remaining credit available to us from the FHLB at June 30, 2008 was $258,246. We also maintain lines of credits with other commercial banks totaling $60,000. These are unsecured lines of credit maturing at various times within the next twelve months. At June 30, 2008, there were no amounts outstanding under these lines of credit.

For the six months ended June 30, 2008, our total cost of funds, including noninterest-bearing demand deposit accounts, was 3.05%, down from 3.63% for the same period in 2007. Noninterest-bearing demand deposit accounts made up approximately 9.13% of our average total deposits and borrowed funds at June 30, 2008 down from 10.82% at June 30, 2007. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 29.09% of our average total deposits and borrowed funds and had an average cost of 1.76%, compared to 33.76% of the average total deposits and borrowed funds with an average cost of 2.65% for the same period in 2007. Another significant source of funds was time deposits, making up 40.80% of the average total deposits and borrowed funds with an average cost of 4.19% for the six months ended June 30, 2008, compared to 46.75% of the average total deposits and borrowed funds with an average cost of 4.77% for the same period in 2007. FHLB advances made up approximately 16.91% of our average total deposits and borrowed funds with an average cost of 3.73%, compared to 5.49% of the average total deposits and borrowed funds with an average cost of 4.98% for the same period in 2007.

Cash and cash equivalents were $113,211 at June 30, 2008 compared to $92,161 at June 30, 2007. Cash used in investing activities for the six months ended June 30, 2008 was $182,620 compared to $195,341 for the same period of 2007. Purchases of investment securities were $306,950 for the six months ending June 30, 2008 compared to $122,098 for the six months ending June 30, 2007. Proceeds from the sale and maturity of our investment security portfolio were $95,189 for the six months ending June 30, 2008 compared to $82,207 for the six months ending June 30, 2007.

Cash provided by financing activities for the six months ended June 30, 2008 was $167,659 compared to $169,804 for the same period of 2007. Net proceeds from other borrowings of $254,529 for the six months ended June 30, 2008 were used primarily to fund the purchases of additional investment securities. Cash used from the decrease in of deposits was $80,498 for the six months ended June 30, 2008 compared to cash provided of $114,389 for the same period in 2007. Cash provided by financing activities for the six months ended June 30, 2007 includes the net proceeds of $58,529 from the equity offering in connection with the acquisition of Capital.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of June 30, 2008, we met all capital adequacy requirements to which we are subject. As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum Tier I risk-based, Tier I leverage and total risk-based ratios of 5%, 6%, and 10%, respectively. In the opinion of management, there are no conditions or events since the last notification that are likely to result in a change to our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of June 30, 2008:

	Company	Bank
Tier I Leverage (to average assets)	8.12%	7.83%
Tier I Capital (to risk-weighted assets)	10.49%	10.13%
Total Capital (to risk-weighted assets)	11.45%	11.10%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At June 30, 2008, the unrestricted surplus for Renasant Bank was approximately $457,954. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2008, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $30,537. There were no loans outstanding from Renasant Bank to the Company at June 30, 2008. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first six months of 2008, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $19.27 and $19.15 at June 30, 2008 and December 31, 2007, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at June 30, 2008 were approximately $724,441 and $29,310, respectively, compared to $794,592 and $27,843, respectively, at December 31, 2007.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2008.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Renasant Corporation was held on April 15, 2008. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitations.

Proposals 1 and 2 related to the election of directors. All of the Company’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Votes “For”	Votes Withheld	Abstentions/ Non-Votes
Class 1 Directors (term expiring in 2009)
Albert J. Dale, III	14,897,615	1,053,496	4,987,642
T. Michael Glenn	15,248,606	702,605	4,987,642
Class 3 Directors (term expiring in 2011)
William M. Beasley	11,704,962	4,246,249	4,987,642
Marshall H. Dickerson	14,763,062	1,188,149	4,987,642
R. Rick Hart	14,773,706	1,177,505	4,987,642
Richard L. Heyer, Jr.	14,895,819	1,055,392	4,987,642
J. Niles McNeel	11,720,019	4,231,192	4,987,642
Michael D. Shmerling	14,753,675	1,197,536	4,987,642
H. Joe Trulove	14,898,246	1,052,965	4,987,642

The term of office of each of the following directors continued at the 2008 Annual Meeting:

Class 1 Directors (term expiring in 2009):

George H. Booth, II, Frank B. Brooks, John T. Foy, Harold B. Jeffreys, Jack C. Johnson

Class 2 Directors (term expiring in 2010):

Francis J. Cianciola, John M. Creekmore, Neal A. Holland, Jr., E. Robinson McGraw, Theodore S. Moll, J. Larry Young

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

August 11, 2008	RENASANT CORPORATION

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