Form 10-Q
period 2008-09-30
RENASANT CORP
filed 2008-11-10
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Common stock, $5.00 Par Value, 21,015,958 shares outstanding as of October 31, 2008.

RENASANT CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3

Quantitative and Qualitative Disclosures about Market Risk	24

Item 4

Controls and Procedures	24

PART II. OTHER INFORMATION	25

Item 1A

Risk Factors	25

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5

Other Information	25

Item 6

Exhibits	26

SIGNATURES	27

EXHIBIT INDEX	28

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited) September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$91,041	$84,391
Interest-bearing balances with banks	15,007	15,402

Cash and cash equivalents	106,048	99,793

Securities available for sale	708,406	539,590

Mortgage loans held for sale	35,976	37,468

Loans, net of unearned income	2,525,424	2,586,593
Allowance for loan losses	(28,024)	(26,372)

Net loans	2,497,400	2,560,221

Premises and equipment, net	47,527	47,553
Intangible assets, net	194,022	197,314
Other assets	135,830	130,348

Total assets	$3,725,209	$3,612,287

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$287,850	$299,394
Interest-bearing	2,124,318	2,248,427

Total deposits	2,412,168	2,547,821

Short-term borrowings	201,795	370,456
Long-term debt	592,377	177,717
Junior subordinated debentures	76,154	76,215
Other liabilities	36,448	41,005

Total liabilities	3,318,942	3,213,214

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 21,013,427 and 20,841,365 shares outstanding at September 30, 2008 and December 31, 2007, respectively	113,954	113,954
Treasury stock, at cost	(29,094)	(31,413)
Additional paid-in capital	185,010	184,856
Retained earnings	145,865	132,774
Accumulated other comprehensive loss	(9,468)	(1,098)

Total shareholders’ equity	406,267	399,073

Total liabilities and shareholders’ equity	$3,725,209	$3,612,287

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$40,955	$49,712	$129,116	$123,038
Securities
Taxable	7,822	5,428	20,830	14,110
Tax-exempt	1,115	1,239	3,466	3,456
Other	112	257	440	1,283

Total interest income	50,004	56,636	153,852	141,887

Interest expense
Deposits	14,358	24,486	50,184	61,538
Borrowings	7,705	5,452	21,068	11,471

Total interest expense	22,063	29,938	71,252	73,009

Net interest income	27,941	26,698	82,600	68,878
Provision for loan losses	3,000	1,313	7,825	2,863

Net interest income after provision for loan losses	24,941	25,385	74,775	66,015

Noninterest income
Service charges on deposit accounts	5,861	5,239	17,044	15,002
Fees and commissions	4,198	4,104	12,444	11,892
Insurance commissions	920	930	2,615	2,658
Trust revenue	597	806	1,893	2,053
Securities gains	—	—	—	78
BOLI income	398	570	1,150	1,499
Gains on sales of mortgage loans	1,352	1,201	4,184	3,572
Other	318	596	1,961	2,236

Total noninterest income	13,644	13,446	41,291	38,990

Noninterest expense
Salaries and employee benefits	15,250	15,010	44,817	41,020
Data processing	1,289	1,425	3,899	3,892
Net occupancy	2,219	2,163	6,633	5,788
Equipment	1,180	1,106	3,552	3,048
Professional fees	897	645	2,631	1,937
Advertising and marketing	863	887	2,419	2,443
Intangible amortization	610	610	1,772	1,395
Other	5,476	4,843	16,557	13,034

Total noninterest expense	27,784	26,689	82,280	72,557

Income before income taxes	10,801	12,142	33,786	32,448
Income taxes	3,243	3,845	9,966	10,102

Net income	$7,558	$8,297	$23,820	$22,346

Basic earnings per share	$0.36	$0.39	$1.14	$1.25

Diluted earnings per share	$0.36	$0.39	$1.13	$1.23

Cash dividends per common share	$0.17	$0.17	$0.51	$0.49

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net cash provided by operating activities	$55,592	$52,549

Investing activities
Purchases of securities available for sale	(316,575)	(149,051)
Proceeds from sales of securities available for sale	—	51,986
Proceeds from call/maturities of securities available for sale	134,545	53,203
Net decrease (increase) in loans	34,743	(252,117)
Proceeds from sales of premises and equipment	39	144
Purchases of premises and equipment	(3,569)	(4,802)
Net cash paid in business combination	—	(52,712)

Net cash used in investing activities	(150,817)	(353,349)

Financing activities
Net (decrease) increase in noninterest-bearing deposits	(11,544)	4,611
Net (decrease) increase in interest-bearing deposits	(123,964)	59,782
Net (decrease) increase in short-term borrowings	(168,661)	182,522
Proceeds from long-term debt	438,940	70,100
Repayment of long-term debt	(24,184)	(68,836)
Purchases of treasury stock	(2,004)	(4,005)
Cash paid for dividends	(10,729)	(9,022)
Cash received on exercise of stock-based compensation	2,830	713
Excess tax benefit from stock-based compensation	796	256
Proceeds from equity offering	—	58,126

Net cash provided by financing activities	101,480	294,247

Net increase (decrease) in cash and cash equivalents	6,255	(6,553)
Cash and cash equivalents at beginning of period	99,793	98,201

Cash and cash equivalents at end of period	$106,048	$91,648

Supplemental disclosures
Transfers of loans to other real estate	$21,564	$2,103

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces FASB Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their respective fair values. Statement 141R requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R will impact the Company’s accounting for and reporting of acquisitions on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“Staff Position 157-3”). Staff Position 157-3 clarifies the application of Statement 157 in a market that is not active and addresses the following application issues: the manner in which the reporting entity’s assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; the manner in which available observable inputs in an inactive market should be considered when measuring fair value; and the manner in which the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. Staff Position 157-3 was immediately effective, including prior periods for which financial statements have not been issued. The Company applied the guidance provided in Staff Position 157-3 in determining the fair value for the Company’s trust preferred securities held in its securities portfolio. See Note 8, “Fair Value of Financial Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s application of Staff Position 157-3.

Note 2 Shareholders’ Equity

In September 2002, the Company’s board of directors adopted a share buy-back plan which allowed the Company to purchase up to 2,595,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. The board of directors discontinued the buy-back plan on January 24, 2008. As of that date, 2,310,030 shares had been repurchased under the plan. Reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the nine months ended September 30, 2008, the Company reissued 268,047 shares from treasury in connection with the vesting and exercise of stock-based compensation.

The Company declared a cash dividend for the third quarter of 2008 of $0.17 per share as compared to $0.17 per share for the third quarter of 2007. Total cash dividends paid to shareholders by the Company were $10,729 and $9,022 for the nine month periods ended September 30, 2008 and 2007, respectively.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2008, the Company granted 184,500 stock options which generally vest and become exercisable in equal installments of 33  1/3% upon completion of one, two and three years of service measured from the grant date. In addition, the Company awarded 3,000 shares of time-based restricted stock and 26,750 shares of performance-based restricted stock in the first quarter of 2008. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors. The Company recorded stock-based compensation expense of $1,083 and $1,287 for the nine months ended September 30, 2008 and 2007, respectively.

The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2008 and 2007 for the nine month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Dividend yield	3.86%	2.40%
Expected volatility	21%	21%
Risk-free interest rate	3.45%	4.70%
Expected lives	6 years	6 years
Weighted average exercise price	$17.63	$30.63
Weighted average fair value	$2.66	$6.90

Note 3 Loans

The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the mergers with Capital and Heritage Financial Holding Corporation (“Heritage”). At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at September 30, 2008 is as follows:

Commercial	$4,692
Consumer	138
Mortgage	694

Total outstanding balance	$5,524

Total carrying amount	$3,645

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2008	$578
Additions	—
Reclassifications from nonaccretable difference	38
Accretion	(581)

Balance as of September 30, 2008	$35

The Company did not increase the allowance for loan losses for these loans during the nine months ended September 30, 2008.

Nonaccrual loans at September 30, 2008 were $20,578 as compared to $14,231 at December 31, 2007. Loans past due 90 days or more and still accruing interest were $9,077 at September 30, 2008 as compared to $2,046 at December 31, 2007. Impaired loans recognized in conformity with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, were as follows:

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2008	December 31, 2007
Impaired loans with an allocated allowance for loan losses	$19,987	$11,656
Impaired loans without an allocated allowance for loan losses	365	15

Total impaired loans	$20,352	$11,671

Allocated allowance on impaired loans	$4,335	$1,610

Note 4 Goodwill

The changes in the carrying amount of intangible assets during the first nine months of 2008 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of December 31, 2007	$186,420	$10,500	$394
Amortization expense	—	(1,554)	(218)
Adjustment to previously recorded goodwill	(1,520)	—	—

Balance as of September 30, 2008	$184,900	$8,946	$176

The adjustment to previously recorded goodwill primarily reflects tax benefits associated with the exercise of stock options assumed in connection with the acquisitions of Capital, Heritage and Renasant Bancshares, Inc.

Note 5 Derivative Instruments

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it receives a variable rate of interest based on the three-month LIBOR plus 187 basis points and pays a fixed rate of 5.70%. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $31,000 of its junior subordinated debentures to a fixed rate. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At September 30, 2008, the swap had a fair value of $(349) which has been recorded in “Other Liabilities”.

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. As of September 30, 2008, there were $1,725 of deferred gains related to the swap, which will be amortized into net interest income over the designated hedging period ending in May 2009.

Note 6 Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$7,558	$8,297	$23,820	$22,346
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	(2,079)	4,152	(8,327)	(191)
Reclassification adjustment for gains realized in net income	—	—	—	(48)
Unrealized gains (losses) on interest rate swaps	(499)	652	(232)	277
Net change in defined benefit pension and post-retirement benefit plans	67	72	189	217

Other comprehensive income (loss)	(2,511)	4,876	(8,370)	255

Comprehensive income	$5,047	$13,173	$15,450	$22,601

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 Employee Benefit Plans

The following table provides the components of net pension cost and other benefit cost recognized for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$—	$—	$8	$11
Interest cost	256	250	20	17
Expected return on plan assets	(333)	(356)	—	—
Prior service cost recognized	8	7	—	—
Recognized loss	78	93	24	16

Net periodic benefit cost	$9	$(6)	$52	$44

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$—	$—	$30	$33
Interest cost	768	749	54	51
Expected return on plan assets	(999)	(1,068)	—	—
Prior service cost recognized	23	22	—	—
Recognized loss	233	280	51	49

Net periodic benefit cost	$25	$(17)	$135	$133

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

Securities available for sale: Securities available for sale consists primarily of debt securities such as obligations of U.S. Government agencies and corporations, mortgage-backed securities, obligations of states and political subdivisions and trust preferred securities. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model as permitted under Staff Position 157-3. Securities available for sale also include equity securities that are not traded in an active market. The fair value of these securities approximates their historical cost.

Derivative instruments: Derivative instruments consist of an interest rate swap. Interest rate swaps are extensively traded in over-the-counter markets at prices based upon projections of future cash payments/receipts discounted at market rates. The fair value of the Company’s interest rate swap is determined based upon its discounted cash flows.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	Totals	Fair Value Measurements at September 30, 2008:
		Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$708,406	$—	$635,851	$72,555
Derivative instruments	(349)	—	(349)	—

	$708,057	$—	$635,502	$72,555

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the nine months ended September 30, 2008:

Securities available for sale
Balance as of January 1, 2008	$36,674
Realized gains included in net income	792
Unrealized gains included in other comprehensive income	(9,657)
Purchases, sales, issuances, and settlements (net)	42,797
Transfers in and/or out of Level 3	1,949

Balance as of September 30, 2008	$72,555

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the consolidated balance sheet at September 30, 2008 and December 31, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic:
Net income applicable to common stock	$7,558	$8,297	$23,820	$22,346

Average common shares outstanding	20,980,557	21,096,156	20,926,567	17,913,783

Net income per common share-basic	$0.36	$0.39	$1.14	$1.25

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Diluted:
Net income applicable to common stock	$7,558	$8,297	$23,820	$22,346

Average common shares outstanding	20,980,557	21,096,156	20,926,567	17,913,783
Effect of dilutive stock based compensation	194,908	341,692	220,311	299,126

Average common shares outstanding-diluted	21,175,465	21,437,848	21,146,878	18,212,909

Net income per common share-diluted	$0.36	$0.39	$1.13	$1.23

Note 10 Segment Reporting

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report certain financial and descriptive information about their reportable operating segments (as defined by management) and certain enterprise-wide financial information about products and services, geographic areas and major customers.

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. The increase in the Tennessee region for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 set forth in the table below primarily reflects the acquisition of Capital. In order to give our regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable our regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from our investment portfolio, certain costs associated with other data processing and back office functions, are not allocated to our segments. Rather these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Community Banks			Insurance	Other	Consolidated
	Mississippi	Tennessee	Alabama
Three Months Ended September 30, 2008:
Net interest income	$11,532	$7,988	$5,309	$28	$3,084	$27,941
Provision for loan losses	676	1,164	1,160	—	—	3,000
Noninterest income	9,318	1,172	2,408	1,049	(303)	13,644
Noninterest expense	8,994	5,071	4,373	823	8,523	27,784

Income before income taxes	11,180	2,925	2,184	254	(5,742)	10,801
Income taxes	3,438	900	672	98	(1,865)	3,243

Net income (loss)	$7,742	$2,025	$1,512	$156	$(3,877)	$7,558

Total assets	$1,630,485	$1,350,713	$731,412	$8,212	$4,387	$3,725,209
Goodwill	2,265	133,322	46,530	2,783	—	184,900

Three Months Ended September 30, 2007:
Net interest income	$13,878	$8,893	$5,187	$22	$(1,282)	$26,698
Provision for loan losses	488	160	665	—		1,313
Noninterest income	7,747	945	2,356	1,075	1,323	13,446
Noninterest expense	7,890	5,262	4,264	789	8,484	26,689

Income before income taxes	13,247	4,416	2,614	308	(8,443)	12,142
Income taxes	4,322	1,441	853	112	(2,883)	3,845

Net income (loss)	$8,925	$2,975	$1,761	$196	$(5,560)	$8,297

Total assets	$1,537,611	$1,267,742	$767,658	$7,735	$3,773	$3,584,519
Goodwill	2,265	133,270	46,834	2,783	—	185,152

Nine Months Ended September 30, 2008:
Net interest income	$36,503	$23,242	$16,003	$81	$6,771	$82,600
Provision for loan losses	2,082	2,979	2,764	—	—	7,825
Noninterest income	23,998	3,295	7,173	3,045	3,780	41,291
Noninterest expense	24,147	14,639	12,799	2,405	28,290	82,280

Income before income taxes	34,272	8,919	7,613	721	(17,739)	33,786
Income taxes	10,368	2,698	2,303	279	(5,682)	9,966

Net income (loss)	$23,904	$6,221	$5,310	$442	$(12,057)	$23,820

Total assets	$1,630,485	$1,350,713	$731,412	$8,212	$4,387	$3,725,209
Goodwill	2,265	133,322	46,530	2,783	—	184,900

Nine Months Ended September 30, 2007:
Net interest income	$41,546	$15,075	$15,300	$64	$(3,107)	$68,878
Provision for loan losses	1,090	515	1,258	—	—	2,863
Noninterest income	23,392	1,759	7,258	3,063	3,518	38,990
Noninterest expense	23,395	9,674	13,069	2,312	24,107	72,557

Income before income taxes	40,453	6,645	8,231	815	(23,696)	32,448
Income taxes	12,934	2,125	2,632	296	(7,885)	10,102

Net income (loss)	$27,519	$4,520	$5,599	$519	$(15,811)	$22,346

Total assets	$1,537,611	$1,267,742	$767,658	$7,735	$3,773	$3,584,519
Goodwill	2,265	133,270	46,834	2,783	—	185,152

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands, Except Share Data)

This Form 10-Q may contain, or incorporate by reference, statements regarding Renasant Corporation (referred to herein as the “Company”, “we”, “our”, or “us”) which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements usually include words such as “expects,” “projects,” “proposes,” “anticipates,” “believes,” “intends,” “estimates,” “strategy,” “plan,” “potential,” “possible” and other similar expressions. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements.

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

On July 1, 2007, the Company acquired Capital Bancorp, Inc. (“Capital’), the parent of Capital Bank & Trust Company by merger and expanded its footprint into the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area. On the same date, Renasant Bank acquired Capital Bank & Trust Company by merger. The financial condition and results of operation for Capital are included in the Company’s financial statements since the date of the merger.

Financial Condition

Total assets for the Company increased to $3,725,209 on September 30, 2008 from $3,612,287 on December 31, 2007, representing an increase of 3.13%.

Cash and cash equivalents increased $6,255 from $99,793 at December 31, 2007 to $106,048 at September 30, 2008. Cash and cash equivalents represented 2.85% of total assets at September 30, 2008 compared to 2.76% of total assets at December 31, 2007. Our investment portfolio increased to $708,406 at September 30, 2008 from $539,590 at December 31, 2007. During the first half of 2008, we implemented a leveraging strategy in which the Company purchased approximately $200,000 in investment securities. The transaction was funded with borrowings of approximately $200,000 from the Federal Home Loan Bank (“FHLB”) in which the maturity dates of the borrowings closely matched the expected future cash flows of the securities purchased. These purchases, offset by maturities of securities, were the main contributor to the net increase in our investment portfolio.

Mortgage loans held for sale were $35,976 at September 30, 2008 compared to $37,468 at December 31, 2007. Originations of mortgage loans to be sold totaled $568,824 for the first nine months of 2008 as compared to $457,636 for the same period in 2007. In the first nine months of 2008, the Company was able to grow its levels of mortgage originations in an environment in which mortgage activity nationally slowed as compared to prior years. A majority of the growth in mortgage originations is the result of third party mortgages being refinanced with the Company, with the remainder of the growth attributable to new originations. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received from the sale of the loans and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although some interest income is derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. Because the Company does not actively market or originate subprime mortgage loans, the Company has not experienced any negative impact on its ability to sell mortgage loans at prices and within the time periods consistent with prior periods.

The loan balance, net of unearned income, at September 30, 2008 was $2,525,424, representing a decrease of $61,169 from $2,586,593 at December 31, 2007. Loans in our Tennessee region grew $34,736 while loans in our Mississippi and Alabama regions decreased $34,203 and $61,702, respectively, during the first nine months of 2008 compared to the respective balances at December 31, 2007. Management expects loan growth in upcoming periods to be relatively modest across all regions until improvements in the general economic conditions occur both nationally and in the local markets in which we operate. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	September 30, 2008	December 31, 2007
Commercial, financial, agricultural	$299,233	$317,866
Lease financing	1,943	2,557
Real estate – construction	241,661	386,184
Real estate – 1-4 family mortgage	877,045	850,658
Real estate – commercial mortgage	1,032,797	948,322
Installment loans to individuals	72,745	81,006

Total loans, net of unearned income	$2,525,424	$2,586,593

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At September 30, 2008, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $3,292 to $194,022 at September 30, 2008 from $197,314 at December 31, 2007. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Capital, Heritage Financial Holding Corporation and Renasant Bancshares, Inc. acquisitions and an adjustment to goodwill from tax benefits associated with the exercise of stock options assumed in connection with these acquisitions. The core deposits intangible and noncompete agreements are being amortized over their estimated useful lives which range from five to ten years.

Total deposits decreased $135,653 to $2,412,168 at September 30, 2008 from $2,547,821 on December 31, 2007. Noninterest-bearing deposits decreased $11,544 to $287,850 at September 30, 2008 compared to $299,394 at December 31, 2007. Interest-bearing deposits decreased $124,109 to $2,124,318 at September 30, 2008 from $2,248,427 at December 31, 2007 due to decreases in time deposits offset by increases in public fund transactional accounts. As rates paid on deposits, primarily time deposits, remained higher than alternative sources of funds during the first nine months of 2008, the Company was more selective in pricing time deposits and instead utilized lower costing funding sources, primarily FHLB borrowings. This strategy is the primary reason for the decrease in time deposits. As a result of this strategy, the cost of the Company’s interest-bearing deposits decreased 94 basis points to 3.01% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, and the overall cost of the Company’s interest-bearing liabilities decreased by 95 basis points over the same period. With respect to public fund transactional accounts, management expects the balances to increase gradually through the remainder of the year as government agencies begin to receive proceeds from tax collections.

Total borrowings, which include short-term borrowings, long-term debt, and junior subordinated debentures, were $870,326 at September 30, 2008 compared to $624,388 at December 31, 2007. Short-term borrowings were $201,795 at September 30, 2008 compared to $370,456 at December 31, 2007. Short-term borrowings consist of federal funds purchased, short-term FHLB advances, and other short-term borrowings. Long-term debt, consisting of long-term FHLB advances, was $592,377 at September 30, 2008 compared to $177,717 at December 31, 2007. To take advantage of the decline in long-term interest rates, the Company replaced short-term borrowings with long-term debt during the first nine months of 2008. The aforementioned leveraging strategy implemented during the first nine months of 2008 increased total borrowings by approximately $200,000.

Shareholders’ equity increased 1.80% to $406,267 at September 30, 2008 compared to $399,073 at December 31, 2007. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive income.

Results of Operations – Third Quarter of 2008 as Compared to the Third Quarter of 2007

Summary

Net income for the three month period ended September 30, 2008 was $7,558, a decrease of $739, or 8.91%, from net income of $8,297 for the same period in 2007. Basic and diluted earnings per share were $0.36 for the three month period ended September 30, 2008, as compared to basic and diluted earnings per share of $0.39 for the comparable period a year ago.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income grew 4.66% to $27,941 for the third quarter of 2008 compared to $26,698 for the same period in 2007. On a tax equivalent basis, net interest margin for the three month period ended September 30, 2008 was 3.45% compared to 3.52% for the same period in 2007. Reductions in interest rates by the Federal Reserve in 2008, as well as higher levels of nonperforming loans and competition for deposits have had a negative impact on net interest margin.

Interest income decreased 11.71% to $50,004 for the third quarter of 2008 from $56,636 for the same period in 2007. The decrease in interest income was primarily due to decreases in rate while the volume of interest-earning assets remained relatively flat. The average balance of interest-earning assets for the three months ending September 30, 2008 increased $210,924 as compared to the same period in 2007 due primarily to the purchase of investment securities. For the same reasons set forth in the immediately preceeding paragraph with respect to our net interest margin, the tax equivalent yield on earning assets decreased 124 basis points to 6.08% for the third quarter of 2008 compared to the same period in 2007. Since the beginning of the year, the Federal Reserve has reduced its target federal funds rate by 225 basis points.

Interest expense decreased $7,875, or 26.30%, to $22,063 for the three months ended September 30, 2008 as compared to $29,938 for the same period in 2007. This decrease primarily resulted from decreases in rate as higher costing deposits were replaced with lower costing funding sources. The average balance of interest-bearing liabilities for the three months ended September 30, 2008 increased $240,615 as compared to the same period in 2007 due to additional borrowings used to purchase investment securities. The cost of interest-bearing liabilities decreased 137 basis points to 2.91% for the third quarter of 2008 compared to 4.28% for the same period in 2007.

Noninterest Income

Noninterest income was $13,644 for the three month period ended September 30, 2008 compared to $13,446 for the same period in 2007, an increase of $198, or 1.47%.

Service charges on deposits were $5,861 for the third quarter of 2008, an increase of 11.87% over $5,239 for the same period in 2007. Service charges represent the largest component of noninterest income. Overdraft fees, the largest component of service charges, were $5,324 for the three month period ended September 30, 2008, an increase of $662, or 14.20%, compared to the same period in 2007.

Fees and commissions include fees charged for both deposit services (other than service charges on deposits) and loan services. Fees and commissions were $4,198 and $4,104 for the three month periods ended September 30, 2008 and 2007, respectively. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the third quarter of 2008, fees associated with debit card usage were $1,275, up 25.43% from the same period in 2007. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products were $419 for the third quarter of 2008 compared to $243 for the same period in 2007. Revenues from these products are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions.”

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts, including changes in market values of assets under management. Trust revenue for the third quarter of 2008 was $597 as compared to $806 for the same period of 2007. The market value of assets under management as of September 30, 2008 was $510,197, a decrease of approximately $32,537 from the prior year. The decline in the market value of assets under management is a result of the performance of the financial markets and the overall economic conditions over this same period.

Gains from sales of mortgage loans increased to $1,352 for the three months ended September 30, 2008 compared to $1,201 for the same period in 2007. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations. Originations of mortgage loans to be sold totaled $174,157 for the third quarter of 2008 as compared to $150,029 for same period in 2007.

Noninterest Expense

Noninterest expense was $27,784 for the three month period ended September 30, 2008 compared to $26,689 for the same period in 2007, an increase of $1,095, or 4.10%.

Salaries and employee benefits for the three month period ended September 30, 2008 were $15,250, which is $240 greater than the same period last year. The increase was attributable to increases in the cost of employee benefits offset by decreases in incentive and performance benefits.

Data processing costs for the three month period ended September 30, 2008 were $1,289, a decrease of $136 compared to the same period last year. Net occupancy expense and equipment expense for the three month period ended September 30, 2008 increased $130 to $3,399 over the comparable period for the prior year, primarily due to additional depreciation on assets placed into service and expenses related to the acquisition of Capital.

Amortization of intangible assets was $610 for both the three months ended September 30, 2008 and 2007. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Noninterest expense as a percentage of average assets was 2.95% for the three month period ended September 30, 2008 and 3.01% for the comparable period in 2007. The net overhead ratio was 1.50% and 1.49% for the third quarter of 2008 and 2007, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 65.40% for the three month period ended September 30, 2008 compared to 64.97% for the same period of 2007. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income tax expense was $3,243 for the three month period ended September 30, 2008 (with an effective tax rate of 30.02%), compared to $3,845 (with an effective tax rate of 31.67%) for the same period in 2007. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Results of Operations – Nine Months ended September 30, 2008 as Compared to the Nine Months ended September 30, 2007

Summary

Net income for the nine month period ended September 30, 2008 was $23,820, an increase of $1,474, or 6.60%, from net income of $22,346 for the same period in 2007. Basic earnings per share were $1.14 and diluted earnings per share were $1.13 for the nine month period ended September 30, 2008, as compared to basic earnings per share of $1.25 and diluted earnings per share of $1.23 for the comparable period a year ago.

Net Interest Income

Net interest income grew 19.92% to $82,600 for the nine months ended September 30, 2008 compared to $68,878 for the same period in 2007. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2008 was 3.46% compared to 3.60% for the same period in 2007. Net interest income for the first nine months of 2008 includes $581 in interest income related to loans accounted for under the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” as compared to $118 in interest income from similar loans for the first nine months of 2007. This additional interest income increased our net interest margin by 3 and 1 basis points for the first nine months of 2008 and 2007, respectively.

Interest income grew 8.43% to $153,852 for the first nine months of 2008 from $141,887 for the same period in 2007. The growth in interest income was driven by an increase in volume of interest-earning assets offset by a decrease in the rate earned on these assets. The average balance of interest-earning assets for the nine months ending September 30, 2008 increased $639,133 as compared to the same period in 2007 due to the acquisition of Capital and the purchase of investment securities. Over this same period, the tax equivalent yield on earning assets decreased 93 basis points to 6.36%.

Interest expense decreased $1,757 to $71,252 for the nine months ended September 30, 2008 as compared to $73,009 for the same period in 2007. The average balance of interest-bearing liabilities for the nine months ended September 30, 2008 increased $618,897 as compared to the same period in 2007 due to the acquisition of Capital and additional borrowings used to purchase investment securities. The cost of interest-bearing deposits decreased 94 basis points to 3.01% for the nine months ended September 30, 2008 compared to 3.95% for the same period in 2007. Overall, the cost of interest-bearing liabilities decreased 95 basis points to 3.20% over this same period.

Noninterest Income

Noninterest income was $41,291 for the nine month period ended September 30, 2008 compared to $38,990 for the same period in 2007, an increase of $2,301, or 5.90%. The operations of Capital increased noninterest income by $1,891.

Service charges on deposits were $17,044 for the first nine months of 2008, an increase of 13.61% over $15,002 for the same period in 2007. Overdraft fees were $15,350 for the nine month period ended September 30, 2008, an increase of $2,132, or 16.13%, compared to the same period in 2007.

Fees and commissions were $12,444 and $11,892 for the nine month periods ended September 30, 2008 and 2007, respectively. Fees charged for loan services decreased $655 to $6,427 for the first nine months of 2008 compared to $7,082 for the same period in 2007. For the nine month period ended September 30, 2008, fees associated with debit card usage were $3,571, up 22.73% from the same period in 2007. Revenues generated from the sale of all specialized products by the Financial Services division totaled $1,107 for the nine month period ended September 30, 2008 compared to $692 for the same period in 2007. Revenue generated by the trust department for managing accounts was $1,893 as compared to $2,053 for the same period of 2007.

Gains from sales of mortgage loans increased to $4,184 for the nine months ended September 30, 2008 compared to $3,572 for the same period in 2007. Originations of mortgage loans to be sold totaled $568,824 for the first nine months of 2008 as compared to $457,636 for same period in 2007.

Other noninterest income was $1,961 and $2,236 for the nine month periods ended September 30, 2008 and 2007, respectively. Other noninterest income for the nine months ended September 30, 2008 includes a $409 gain related to the redemption of shares as a result of the Visa initial public offering. In comparison, other noninterest income for the nine months ended September 30, 2007 includes a $499 gain recognized on the sale of other real estate and a $252 nontaxable death benefit from life insurance and a $141 gain resulting from insurance proceeds that exceeded the write-off of premises and equipment due to a fire. Other noninterest income also includes contingency income of $309 and $261 for the nine months ended September 30, 2008 and 2007, respectively. Contingency income is a bonus received from insurance underwriters and is based on both commission income and claims experience on our client’s policies during the previous year.

Noninterest Expense

Noninterest expense was $82,280 for the nine month period ended September 30, 2008 compared to $72,557 for the same period in 2007, an increase of $9,723, or 13.40%. The operations of Capital increased noninterest expense by $5,909.

Salaries and employee benefits for the nine month period ended September 30, 2008 were $44,817 which is $3,797, or 9.26%, greater than the same period last year. The increase in salaries and employee benefits is due the acquisition of Capital and normal annual salary increases which were effective March 2008.

Data processing costs for the nine month period ended September 30, 2008 were $3,899 compared to $3,892 for the same period last year. Net occupancy expense and equipment expense for the nine month period ended September 30, 2008 increased $1,349, or 15.27%, to $10,185 over the comparable period for the prior year. In the second quarter of 2008, the Company consolidated several of its offices located throughout the metro-Birmingham, Alabama area into one location in downtown Birmingham. The new location serves as the headquarters of our Alabama operations and houses our mortgage and commercial loan operations and a full-service branch. The consolidation did not significantly change net occupancy expense and equipment expense.

Amortization of intangible assets increased to $1,772 for the nine months ended September 30, 2008 compared to $1,395 for the same period in 2007. The increase is due to the amortization of finite-lived intangible assets recorded as a result of the Capital acquisition.

Noninterest expense as a percentage of average assets was 2.96% for the nine month period ended September 30, 2008 and 3.26% for the comparable period in 2007. The net overhead ratio was 1.48% and 1.51% for the first nine months of 2008 and 2007, respectively. Our efficiency ratio improved to 64.96% for the nine month period ended September 30, 2008 compared to 65.67% for the same period of 2007. The improvement in the net overhead and efficiency ratios is reflective of the growth in noninterest income exceeding the growth in noninterest expenses.

Income tax expense was $9,966 for the nine month period ended September 30, 2008 (with an effective tax rate of 29.50%), compared to $10,102 (with an effective tax rate of 31.13%) for the same period in 2007.

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

For the third quarter of 2008, net charge-offs were $1,624, or 0.25% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2007 of $377, or 0.06% annualized. For the nine months ended September 30, 2008, net charge-offs were $6,173, or 0.32% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2007 of $856, or 0.05% annualized. The table below presents net charge-offs (recoveries) by loan type for the three and nine month periods ending September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commercial, financial, agricultural	$92	$(136)	$165	$(105)
Lease financing	—	—	—	—
Real estate – construction	165	63	1,360	109
Real estate – 1-4 family mortgage	1,929	110	4,344	448
Real estate – commercial mortgage	(1)	2	776	(2)
Installment loans to individuals	(561)	338	(472)	406

Total net charge-offs	$1,624	$377	$6,173	$856

Loans past due 90 days or more and still accruing interest were $9,077 at September 30, 2008 as compared to $2,046 at December 31, 2007. Nonaccrual loans at September 30, 2008 were $20,578 as compared to $14,231 at December 31, 2007. Nonperforming loans (accruing loans past due 90 days or more and nonaccrual loans) as a percentage of total loans were 1.17% at September 30, 2008 compared to 0.63% at December 31, 2007. The Company’s loans past due 30 to 89 days as a percentage of total loans were 1.17% at September 30, 2008 as compared to 1.08% at December 31, 2007. Management has evaluated these loans and other loans classified as nonperforming and concluded as of the date of such evaluation that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2008. The table below presents nonperforming loans by loan type as of September 30, 2008, and December 31, 2007:

	September 30, 2008	December 31, 2007
Commercial, financial, agricultural	$515	$140
Lease financing	—	—
Real estate – construction	8,737	3,671
Real estate – 1-4 family mortgage	18,144	9,199
Real estate – commercial mortgage	2,152	3,133
Installment loans to individuals	107	134

Total loans, net of unearned income	$29,655	$16,277

In response to the increase in net charge-offs and nonperforming loans, the Company recorded a provision for loan losses of $3,000 for the three months ended September 30, 2008 as compared to $1,313 for the same period in 2007. The provision for loan losses was $7,825 and $2,863 for the nine months ended September 30, 2008 and 2007, respectively. The allowance for loan losses as a percentage of loans was 1.11% at September 30, 2008 as compared to 1.02% at December 31, 2007, and 1.04% at September 30, 2007.

Other real estate owned of $21,901 and $8,584 at September 30, 2008 and December 31, 2007, respectively, is included under the balance sheet heading “Other Assets” and consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other” in the noninterest expense section on the statements of income.

The table below presents information and ratios regarding the allowance for loan losses, net charge-offs, and nonperforming assets. The quarterly increases in nonperforming assets from March 31, 2007 through September 30,

2008 reflected in the table below are primarily attributable to the decline in the national economy and in the local economies in which the Company operates, with some increases also due to nonperforming loans acquired in connection with the Capital acquisition.

	2008			2007
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$26,647	$27,271	$26,372	$26,926	$20,605	$20,082	$19,534
Additions from business combinations	—	—	—	(132)	5,385	—	—
Provision for loan losses	3,000	2,200	2,625	1,975	1,313	800	750
Loans charged-off	2,389	3,120	1,892	2,804	634	338	323
Recoveries of loans previously charged-off	(765)	(297)	(166)	(407)	(257)	(61)	(121)

Net charge-offs	1,624	2,823	1,726	2,397	377	277	202

Balance at end of period	$28,024	$26,647	$27,271	$26,372	$26,926	$20,605	$20,082

Nonaccruing loans	$20,578	$17,659	$16,090	$14,231	$12,657	$5,905	$6,368
Accruing loans past due 90 days or more	9,077	8,962	5,888	2,046	2,125	1,648	3,913

Total nonperforming loans	29,655	26,621	21,978	16,277	14,782	7,553	10,281
Other real estate owned and repossessions	21,901	13,111	12,802	8,584	3,168	2,309	2,897

Total nonperforming assets	$51,556	$39,732	$34,780	$24,861	$17,950	$9,862	$13,178

Allowance for loan losses to:
Total loans	1.11%	1.05%	1.06%	1.02%	1.04%	1.04%	1.06%
Nonperforming loans	94.50	100.10	124.08	162.02	182.15	272.81	195.33
Net charge-offs to average loans	0.25	0.43	0.26	0.36	0.06	0.06	0.04
Nonperforming loans to total loans	1.17	1.05	0.85	0.63	0.57	0.38	0.54
Nonperforming assets to total assets	1.38	1.05	0.94	0.69	0.50	0.35	0.48

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of September 30, 2008, and December 31, 2007:

	September 30, 2008	December 31, 2007
Specific reserves	$3,246	$3,625
Allocated reserves based on loan grades	24,778	22,747

Total reserves	$28,024	$26,372

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. As rates paid on deposits, primarily time deposits, remained higher than alternative sources of funds during the first nine months of 2008, the Company was selective in pricing time deposits and instead utilized lower costing funding sources, such as FHLB borrowings. As a result, total deposits decreased $135,653 to $2,412,168 at September 30, 2008 from $2,547,821 on December 31, 2007.

Our securities portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. The balance of our securities portfolio was $708,406 at September 30, 2008 as compared to $539,590 at December 31, 2007. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2008, securities with a carrying value of approximately $457,986 were pledged to secure government, public and trust deposits and as collateral for short-term borrowings as compared to $414,361 at December 31, 2007. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. At September 30, 2008, we had no amounts outstanding in federal funds purchased as compared to $59,800 at December 31, 2007. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of September 30, 2008, our outstanding balance with the FHLB was $772,377 compared to $524,517 at December 31, 2007. The total amount of remaining credit available to us from the FHLB at September 30, 2008 was $246,648. We also maintain lines of credits with other commercial banks totaling $65,500. At September 30, 2008, there were no amounts outstanding under these lines of credit.

For the nine months ended September 30, 2008, our total cost of funds, including noninterest-bearing demand deposit accounts, was 2.92%, down from 3.72% for the same period in 2007. Noninterest-bearing demand deposit accounts made up approximately 8.98% of our average total deposits and borrowed funds at September 30, 2008 down from 10.37% at September 30, 2007. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 28.63% of our average total deposits and borrowed funds and had an average cost of 1.69% for the nine months ended September 30, 2008, compared to 32.28% of the average total deposits and borrowed funds with an average cost of 2.69% for the same period in 2007. Another significant source of funds was time deposits, making up 39.57% of the average total deposits and borrowed funds with an average cost of 3.97% for the nine months ended September 30, 2008, compared to 47.06% of the average total deposits and borrowed funds with an average cost of 4.82% for the same period in 2007. FHLB advances made up approximately 18.86% of our average total deposits and borrowed funds with an average cost of 3.56%, compared to 6.92% of the average total deposits and borrowed funds with an average cost of 5.02% for the same period in 2007.

Cash and cash equivalents were $106,048 at September 30, 2008 compared to $91,648 at September 30, 2007. Cash used in investing activities for the nine months ended September 30, 2008 was $150,817 compared to $353,349 for the same period of 2007. Purchases of investment securities were $316,575 for the nine months ending September 30, 2008 compared to $149,051 for the nine months ending September 30, 2007. Proceeds from the sale and maturity of our investment security portfolio were $134,545 for the nine months ending September 30, 2008 compared to $105,189 for the nine months ending September 30, 2007. Cash provided by the decrease in loans was $34,743 for the nine months ended September 30, 2008 compared to cash used to fund loan growth of $252,117 for the same period in 2007. Cash used in investing activities for the nine months ended September 30, 2007 includes the net cash paid in connection with the acquisition of Capital of $52,712.

Cash provided by financing activities for the nine months ended September 30, 2008 was $101,480 compared to $294,247 for the same period of 2007. Net proceeds from other borrowings of $246,095 for the nine months ended September 30, 2008 were used primarily to fund the purchases of additional investment securities. Cash used from the decrease in deposits was $135,508 for the nine months ended September 30, 2008 compared to cash provided of $64,393 for the same period in 2007. Cash provided by financing activities for the nine months ended September 30, 2007 includes the net proceeds of $58,126 from the equity offering in connection with the acquisition of Capital.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). As of September 30, 2008, we met all capital adequacy requirements to which we are subject. As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum Tier I risk-based, Tier I leverage and total risk-based ratios of 5%, 6%, and 10%, respectively. In the opinion of management, there are no conditions or events since the last notification that are likely to result in a change to our rating as well capitalized.

The following table includes our capital ratios and the capital ratios of our banking subsidiary as of September 30, 2008:

	Company	Bank
Tier I Leverage (to average assets)	8.30%	8.02%
Tier I Capital (to risk-weighted assets)	10.81%	10.44%
Total Capital (to risk-weighted assets)	11.84%	11.47%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, we exceed the requirements for a well capitalized bank.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At September 30, 2008, the unrestricted surplus for Renasant Bank was approximately $462,728. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2008, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $31,219. There were no loans outstanding from Renasant Bank to the Company at September 30, 2008. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first nine months of 2008, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $19.33 and $19.15 at September 30, 2008 and December 31, 2007, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at September 30, 2008 were approximately $691,250 and $27,982, respectively, compared to $794,592 and $27,843, respectively, at December 31, 2007.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2008.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 5.	OTHER INFORMATION

On October 21, 2008, the board of directors of the Company approved an amendment to the provision in the Company’s Bylaws governing the procedures by which security holders of the Company may recommend nominees for election to the Company’s board of directors. The changes to the Company’s Bylaws effected by this amendment are described in detail under Item 5.03 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2008, which description is incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Renasant Corporation, as amended(1)

3.2	Restated Bylaws of Renasant Corporation, as amended(2)

4.1	Articles of Incorporation of Renasant Corporation, as amended(1)

4.2	Restated Bylaws of Renasant Corporation, as amended(2)

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2008 and incorporated herein by reference.

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

November 10, 2008	RENASANT CORPORATION

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