Form 10-K
period 2008-12-31
RENASANT CORP
filed 2009-03-06
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

Commission file number 001-13253

RENASANT CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Troy Street Tupelo, Mississippi 38804-4827	(662) 680-1001
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:             NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES                       NO          X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES                       NO          X

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

Large accelerated filer	______	Accelerated filer	X

Non-accelerated filer (Do not check if a smaller reporting company)	______	Smaller reporting company	______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES                       NO          X

As of June 30, 2008, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $289,415,408.

As of February 27, 2009, 21,067,539 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2009 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III.

RENASANT CORPORATION

Form 10-K

For the Year Ended December 31, 2008

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

The information set forth in this Annual Report on Form 10-K is as of February 28, 2009, unless otherwise indicated herein.

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

Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management has organized the branch banks into community banks using a franchise concept. The franchise approach empowers community bank presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist these presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include:

— return on average assets	— net interest margin and spread
— the efficiency ratio	— fee income shown as a percentage of loans and deposits
— loan and deposit growth	— the number and type of services provided per household
— net charge-offs to average loans	— the percentage of loans past due and nonaccruing

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

Members of our Board of Directors also serve as members of the Board of Directors of the Bank. Responsibility for the management of our Bank remains with the Board of Directors and officers of the Bank; however, management services rendered by the Company to the Bank are intended to supplement internal management and expand the scope of banking services normally offered by the Bank.

Mergers

On July 1, 2007, the Company merged with Capital Bancorp, Inc. (“Capital”), a bank holding company headquartered in Nashville, Tennessee. The Company issued approximately 2.8 million shares of its common stock and paid approximately $56.0 million in cash as merger consideration to the shareholders of Capital. The Company used the proceeds of its public offering of 2.76 million shares of its common stock completed in June 2007 to pay the cash portion of the merger consideration. Capital Bank & Trust Company, a wholly-owned subsidiary of Capital with seven banking offices in the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area, was merged into the Bank immediately after the consummation of the merger of Capital into the Company.

Operations

We have four reportable segments: a Mississippi community bank, a Tennessee community bank, an Alabama community bank and an insurance agency. Financial information about our segments, including information with respect to revenues from external customers, profit or loss and total assets for each segment, is contained in Note N, “Segment Reporting,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data. The description of the operations of the Bank immediately below applies to the operations of each of our three banking segments.

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

On February 28, 2009, we had 63 banking and financial services offices located throughout our markets in north and north central Mississippi, west and middle Tennessee, and north and north central Alabama.

Lending Activities. Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 68.03%, 71.61% and 69.24% of our total gross revenues in 2008, 2007 and 2006, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” We have omitted a discussion of lease financing, as such financing comprised only approximately 0.07% of our portfolio at December 31, 2008.

—    Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 12.35% of our total loans at December 31, 2008, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. Many of these loans have terms allowing the loan to be extended for periods of between one and five years. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 15 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%, depending on the type of collateral.

Commercial lending generally involves different risks from those associated with commercial real estate lending or construction loans. Although commercial loans may be collateralized by equipment or other business assets, the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the local business borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We employ the use of commercial loan credit scoring models for smaller level commercial loans.

—    Real Estate – Construction.    Our Real Estate – Construction loans (“construction loans”) represented approximately 9.56% of our total loans at December 31, 2008. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential mortgage or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties.

—    Real Estate – 1-4 Family Mortgage.    We are active in the Real Estate – 1-4 Family Mortgage area (referred to as “residential real estate loans”), with approximately 35.02% of our total loans at December 31, 2008 being residential real estate loans. We offer both first and second mortgages on residential real estate and loans for the preparation of residential real property prior to construction. In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or wholesale marketing, which involves obtaining mortgage referrals from third-party mortgage brokers. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.

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

—    Real Estate – Commercial Mortgage.    Our Real Estate – Commercial Mortgage loans (“commercial real estate loans”) represented approximately 40.14% of our total loans at December 31, 2008. We offer commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction. In addition, loans in which the owner develops a property with the intention of occupying it are also included in commercial real estate loans. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole, in addition to the borrower’s ability to generate sufficient operating revenue to repay us. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. We seek to minimize risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. We generally obtain loan guarantees from financially capable parties to the transaction based on a review of personal financial statements.

—    Installment Loans to Individuals.    Installment Loans to Individuals (or “consumer loans”), which represented approximately 2.86% of our total loans at December 31, 2008, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest 1% to 5% above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences may represent risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.

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

The deposit services we offer accounted for approximately 11.29%, 10.30% and 11.40% of our total gross revenues in 2008, 2007 and 2006, respectively. No material portion of our deposits has been obtained from a single or small group of customers, and the loss of any single customer’s deposits or a small group of customers’ deposits would not have a materially adverse effect on our business. The deposits held by our Bank have been primarily generated within the market areas where the branches are located. Neither we nor the Bank have any foreign activities.

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

Operations of Renasant Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2008, Renasant Insurance contributed total revenue of $4.0 million, or 1.54%, of the Company’s total gross revenues and operated three offices in central and northern Mississippi.

Competition

Banking

Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through our Bank for available loans and depository accounts with state, regional and national banks in all of our service areas, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms and investment companies. All of these numerous institutions compete in the delivery of services and products through availability, quality and pricing, and many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

For 2008, we maintained approximately 17% of the market share (deposit base) in our Mississippi area, approximately 2% in our Tennessee area and approximately 2% in our Alabama area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. We have identified these markets, which are listed in the table below, as our key growth markets. At December 31, 2008, 82% of our loans and 63% of our deposits were located in these key markets.

The following table shows our deposit share in the counties that we consider our key markets as of June 30, 2008 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.4	30.5%
DeSoto County	1.8	10.0%
Oxford	0.8	4.0%
Alabama
Birmingham	19.3	0.4%
Decatur	1.6	13.3%
Huntsville/Madison	5.2	2.0%
Tennessee
Memphis	17.5	1.5%
Nashville	21.9	1.6%

Total	$69.5
Source: FDIC, dated as of June 30, 2008.

Insurance

We encounter strong competition in our markets in which we conduct insurance operations. Through our insurance subsidiary, we compete with independent insurance agencies and agencies affiliated with other banks and/or other insurance carriers. All of these agencies compete in the delivery of personal and commercial product lines. There is no dominant insurance agency in our markets.

Supervision and Regulation

Banking

Under the current regulatory environment, nearly every facet of our banking operations is regulated pursuant to various state and federal banking laws, rules and regulations. The primary focus of these laws and regulations is the protection of depositors and the maintenance of the safety and soundness of the banking system as a whole and the insurance funds of the Federal Deposit Insurance Corporation (“FDIC”). While the following summary addresses the regulatory environment in which we operate, it is not intended to be a fully inclusive discussion of the statutes and regulations affecting our operations. Discussions in this section focus only on certain provisions of such statutes and regulations and do not purport to be comprehensive. Such discussions are qualified in their entirety by reference to the relevant statutes and regulations. In addition, the impact from future changes in federal or state legislation on our operations cannot be predicted.

We elected not to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program. Thus, we will not be subject to any of the regulations enacted (and to be enacted) with respect to such program. We have, however, opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. We do not expect that the regulations we are subject to on account of our participation in this program will have a material effect on our business or operations.

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

The USA PATRIOT Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our Bank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program. The Company believes that it has complied with these requirements.

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

Sources and Availability of Funds

The funds essential to our, and our Bank’s, business consist primarily of funds derived from customer deposits, federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank advances and borrowings from correspondent banks by the Bank. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general and the general credit market for loans.

Personnel

At December 31, 2008, we employed 866 people at all of our subsidiaries on a full-time equivalent basis. Of this total, the Bank accounted for 829 employees, and Renasant Insurance employed 37 individuals. The Company has no additional employees; however, at December 31, 2008, 18 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

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

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the years ended December 31, 2008, 2007 and 2006:

	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans(1)	$2,591,254	$167,824	6.48%	$2,259,634	$172,694	7.64%	$1,752,759	$132,861	7.58%
Securities:
Taxable(2)	552,361	28,595	5.18	381,652	19,879	5.21	323,291	15,629	4.83
Tax-exempt	125,136	7,637	6.10	121,792	7,731	6.35	114,065	7,342	6.44
Other	20,651	547	2.65	23,931	1,539	6.43	31,220	1,807	5.79
Total interest-earning assets	3,289,402	204,603	6.22	2,787,009	201,843	7.24	2,221,335	157,639	7.10

Cash and due from banks	74,285			69,454			69,467
Intangible assets	195,252			146,175			99,198
Other assets	147,086			130,153			117,077

Total assets	$3,706,025			$3,132,791			$2,507,077

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$164,676	3,051	1.85	$159,871	4,336	2.71	$77,424	1,671	2.16
Savings and money market	754,233	11,993	1.59	706,253	18,413	2.61	665,752	14,346	2.15
Time deposits	1,276,862	48,465	3.80	1,271,482	61,067	4.80	990,973	41,450	4.18
Total interest-bearing deposits	2,195,771	63,509	2.89	2,137,606	83,816	3.92	1,734,149	57,467	3.31
Total other interest-bearing liabilities	772,952	28,011	3.62	340,084	18,566	5.46	237,802	12,763	5.37
Total interest-bearing liabilities	2,968,723	91,520	3.08	2,477,690	102,382	4.13	1,971,951	70,230	3.56

Noninterest-bearing deposits	292,145			279,271			261,401
Other liabilities	42,132			40,915			27,218
Shareholders’ equity	403,025			334,915			246,507

Total liabilities and shareholders’ equity	$3,706,025			$3,132,791			$2,507,077

Net interest income/ net interest margin		$113,083	3.44%		$99,461	3.57%		$87,409	3.93%

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

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2008 Compared to 2007			2007 Compared to 2006
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans (2)	$25,344	$(30,214)	$(4,870)	$38,400	$1,433	$39,833
Securities:
Taxable	8,892	(176)	8,716	2,822	1,428	4,250
Tax-exempt	212	(306)	(94)	497	(108)	389
Other	(211)	(781)	(992)	(422)	154	(268)

Total interest-earning assets	34,237	(31,477)	2,760	41,297	2,907	44,204

Interest expense:
Interest-bearing demand deposits	131	(1,416)	(1,285)	1,780	885	2,665
Savings and money market accounts	1,251	(7,671)	(6,420)	873	3,194	4,067
Time deposits	258	(12,860)	(12,602)	11,733	7,884	19,617
Other interest-bearing liabilities	23,630	(14,185)	9,445	5,490	313	5,803

Total interest-bearing liabilities	25,270	(36,132)	(10,862)	19,876	12,276	32,152

Change in net interest income	$8,967	$4,655	$13,622	$21,421	$(9,369)	$12,052

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 - Investment Portfolio

(In Thousands)

The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our securities portfolio as of December 31, 2008. See Note B, “Securities Available for Sale,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for information regarding the carrying value of the investment securities listed below as of December 31, 2008, 2007 and 2006.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of other U.S.
Government agencies and corporations	$15,495	4.24%	$23,814	4.70%	$19,483	4.87%	$—	—
Mortgage-backed securities	720	5.02%	9,058	4.77%	51,690	4.90%	385,829	5.30%
Obligations of states and political subdivisions	5,772	6.40%	40,529	6.00%	53,298	6.02%	12,530	6.15%
Trust preferred securities	—	—	—	—	—	—	32,669	7.06%
Other equity securities	—	—	—	—	—	—	53,089	2.42%

	$21,987		$73,401		$124,471		$484,117

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding as of December 31, 2008, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition and Results of Operations—Loan and Loan Interest Income.” See “Risk Management—Credit Risk and Allowance for Loan Losses” in such Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$176,814	$111,941	$23,893	$312,648
Lease financing	945	755	46	1,746
Real estate – construction	128,019	101,068	12,731	241,818
Real estate – 1-4 family mortgage	456,099	340,098	90,183	886,380
Real estate – commercial mortgage	374,990	408,220	232,684	1,015,894
Installment loans to individuals	29,428	41,113	1,859	72,400

	$1,166,295	$1,003,195	$361,396	$2,530,886

The following table sets forth the fixed and variable rate loans maturing after one year as of December 31, 2008:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$911,763	$91,432
Due after five years	356,279	5,117

	$1,268,042	$96,549

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of certificates of deposit and other time deposits over $100 at December 31, 2008:

	Certificates of Deposit	Other
Three Months or Less	$140,547	$6,428
Over Three through Six Months	156,101	3,466
Over Six through Twelve Months	101,547	6,504
Over 12 Months	163,887	12,139

	$562,082	$28,537

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

Risks Related To Our Business and Industry

Our business may be adversely affected by conditions in the financial markets and economic conditions in general.

In recent months, the United States economy and the global economy have experienced a severe economic downturn. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has also increased.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a significant lack of liquidity in the credit markets. This was initially triggered by declines in home prices and the values of subprime mortgages. The global markets have since been characterized by substantially increased volatility and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. As a result of this market volatility, many banks and other institutions have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. This has significantly weakened the strength and liquidity of many financial institutions worldwide, resulting in the failure or near-failure of many institutions. Despite governmental intervention both in the United States and abroad, asset values have continued to decline and access to liquidity in the credit markets continues to be very restricted.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. We anticipate that the business environment in our markets and the United States as a whole could continue to deteriorate for the foreseeable future. If this occurs, these conditions could materially and adversely affect the credit quality of our loans as well as results of operations and financial condition.

We are subject to lending risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. For the reasons explained below, if current trends in the housing and real estate markets continue, we may experience higher than normal delinquencies and credit losses.

As of December 31, 2008, approximately 62.05% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the caption “Operations – Operations of the Bank” in Item 1, Business.

We have a high concentration of loans secured by real estate.

Approximately 84.72% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Currently, United States real estate is experiencing severe declines in value. Although real estates values in the markets in which we operate have not declined as dramatically as in other areas of the United States, any such adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, it is possible that, in a declining real estate market, we will be required to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2008, we had approximately $1.0 billion in commercial real estate loans, representing approximately 40.14% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default. In addition, in light of the current downturn in United States real estate markets generally, banking regulators are giving commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposure. Any of these factors could have a material adverse effect on our financial condition and results of operations.

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

Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collateral impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. The current economic downturn has made it more difficult to estimate with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for loan losses.

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

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Currently, to help combat the effects of the economic downturn in the United States, the Federal Reserve has indicated that it is likely to maintain a low interest rate policy with respect to its federal funds target rate for the foreseeable future. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of our mortgage-backed securities portfolio. For example, higher-fixed rate mortgages may be repaid faster than anticipated if long-term mortgage rates remain low and borrowers refinance into lower rate mortgages. Further, if the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

We rely on the dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Many of these conditions have arisen during the current economic downturn. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

If the aforementioned sources of liquidity are not adequate for our needs, we may attempt to raise additional capital in the capital markets. Over the past months, there has been a significant decline in major stock market indices, and our stock price has suffered as well. Our ability to raise additional capital, if needed, will depend on conditions in such markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital in this manner.

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

Management of Growth. We may be unable to successfully:

—	maintain loan quality in the context of significant loan growth;
—	maintain adequate management personnel and systems to oversee such growth;
—	maintain adequate internal audit, loan review and compliance functions; and
—	implement additional policies, procedures and operating systems required to support such growth.

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

Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events, including regulatory changes enacted in response to the current economic downturn. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.

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

When we attempt to expand our business through mergers and acquisitions, we seek partners that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

—	the time and costs associated with identifying and evaluating potential acquisition and merger partners;
—	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;·
—

the time and costs of evaluating new markets, hiring experienced local management and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

—	our ability to finance an acquisition and possible dilution to our existing shareholders;
—	the diversion of our management’s attention to the negotiation of a transaction;
—	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
—	entry into new markets where we lack experience; and
—	risks associated with integrating the operations and personnel of the acquired business, which are discussed below.

Although we have no current intentions regarding new mergers or acquisitions in the next few years, we expect to continue to evaluate merger and acquisition opportunities that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions of financial institutions may involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Details of the 2007 merger with Capital are presented in Note T, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements of the Company included in Item 8, Financial Statements and Supplementary Data.

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

The success of any merger or acquisition we enter into will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to integrate our operations without encountering difficulties, such as:

—	the loss of key employees and customers;
—	the disruption of our ongoing business and operations;
—	our inability to maintain and increase competitive presence;
—	deposit attrition and revenue loss;
—	possible inconsistencies in standards, controls, procedures and policies;
—	unexpected problems with costs, operations, personnel, technology and credit; and/or
—	problems with the assimilation of new operations, sites or personnel.

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

Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The economic downturn in the United States has already resulted in the consolidation of a number of financial institutions, and we expect additional consolidation to occur. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.

Our ability to compete successfully depends on a number of factors, including, among other things:

—	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
—	the ability to expand our market position;
—	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
—	the rate at which we introduce new products and services relative to our competitors;
—	customer satisfaction with our level of service; and
—	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in the states of Mississippi, Tennessee and Alabama.

Our success depends primarily on the general economic conditions of the states of Mississippi, Tennessee and Alabama and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, 82% of our loans and 63% of our deposits as of December 31, 2008 were principally located in the Tupelo, Oxford and DeSoto County, Mississippi; Memphis and Nashville, Tennessee; and Birmingham, Decatur and Huntsville, Alabama metropolitan areas. Although economic conditions in these areas have not deteriorated as dramatically as in other areas of the United States, economic conditions have declined and could continue to decline. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Our earnings are significantly affected by general business and economic conditions.

In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include liquidity in the credit markets, short-term and long-term interest rates, inflation, deflated money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A continued deterioration in economic conditions that the United States is currently experiencing could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties and from time to time execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

We are subject to extensive government regulation, and such regulation could limit or restrict our activities and adversely affect our earnings.

We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Furthermore, we believe that it is likely that there will be changes to the regulations governing banks and other financial institutions in light of the recent performance of the financial institutions sector and the events that contributed to such performance. We are unable to predict, however, the substance of these changes or their likely effect on our activities or profitability. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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

We are also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the caption “Supervision and Regulation” in Item 1, Business, and Note M, “Regulatory Matters,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides more information regarding the regulatory environment in which we and the Bank operate.

Our recent results may not be indicative of our future results.

We do not expect to be able to sustain our historical rate of growth, and we may not even be able to grow our business at all. Our recent and rapid growth, which was due in large part to our mergers with Renasant Bancshares, Inc., Heritage Financial Holding Corporation (“Heritage”) and Capital in 2004, 2005 and 2007, respectively, may distort some of our historical financial ratios and statistics. During 2004 to 2007, we also benefited from a generally stable interest rate environment and a strong residential mortgage market. Our future rate of growth is unlikely to reflect the rate of our growth we have experienced since 2004 due to the recent deterioration in the United States and the global economy and the resulting consequences of the current severe economic downturn. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected.

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

Stock price volatility may make it more difficult for an investor to resell our common stock when desired and at attractive prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

—	actual or anticipated variations in quarterly results of operations;
—	recommendations by securities analysts;
—	operating and stock price performance of other companies that investors deem comparable to us;
—	news reports relating to trends, concerns and other issues in the banking and financial services industry;
—	perceptions in the marketplace regarding us and/or our competitors;
—	new technology used, or services offered, by us or our competitors;
—	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
—	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
—	changes in government regulations; and
—	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger bank holding companies.

Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the three months ended February 28, 2009, the average daily trading volume for Renasant common stock was 84,836 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.

We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note L, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the Heritage and Capital mergers, we assumed junior subordinated debentures issued by Heritage and Capital, respectively. At December 31, 2008, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling approximately $76 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations. In addition, the Bank operates forty-two branches, one loan production office and one financial services office throughout north and north central Mississippi, ten branches throughout west and middle Tennessee, and nine branches throughout north and north central Alabama.

In Mississippi, the Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, Oxford, Pontotoc and West Point and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Grenada, Guntown, Hernando, Horn Lake, Iuka, Louisville, New Albany, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley and Winona. The Bank operates one loan production office in Hernando and one financial services office in Tupelo.

In Tennessee, the Bank operates ten branches, three branches in the Memphis area and seven branches in the Nashville area. In Memphis, the Bank operates one branch each in East Memphis, Germantown and Collierville. In Nashville, the Bank operates three branches within the city of Nashville and one branch each in Franklin, Goodlettsville, Hendersonville and Hermitage.

In Alabama, the Bank has three branches in Decatur, three branches in Birmingham and one branch each in Huntsville, Madison and Trussville.

Renasant Insurance has one office each in Corinth, Louisville and Tupelo, Mississippi.

The Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as forty-one of the Mississippi branch office sites and financial services centers. The Bank leases three locations in Mississippi for use in conducting banking activities as well as various storage facilities. In Tennessee, the Bank owns four branch office sites. The remaining six branch office sites as well as storage facilities in Tennessee are leased. In Alabama, the Bank owns two of the branch office sites in Decatur and leases seven office sites for conducting banking activities. Renasant Insurance owns each of the three locations for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2008 was $2.0 million.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 27, 2009, the Company had approximately 7,100 shareholders of record and the closing sales price of the Company’s common stock was $10.77. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2008 and 2007 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		Low	High
2008
1st Quarter	$0.170	$16.96	$23.30
2nd Quarter	0.170	14.60	24.28
3rd Quarter	0.170	13.87	26.00
4th Quarter	0.170	15.00	22.00

2007
1st Quarter	$0.160	$22.88	$31.50
2nd Quarter	0.160	22.47	25.72
3rd Quarter	0.170	18.07	24.06
4th Quarter	0.170	19.24	23.98

The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note L, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions. There restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders.

Please refer to the information under “Equity Compensation Plan Information” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

Unregistered Sales of Equity Securities

In the second quarter of 2008, warrants to purchase 16,755 shares of the Company’s common stock were exercised. These warrants were assumed by the Company in connection with its acquisition of Renasant Bancshares, Inc.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the three month period ended December 31, 2008.

Stock Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of 49 regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at January 1, 2004, and that all dividends were reinvested.

Performance Graph

	December 31,
	2003	2004	2005	2006	2007	2008
Renasant Corporation	$ 100.00	$ 102.78	$ 100.99	$ 150.02	$ 108.81	$ 89.09
Hemscott Industry Group(1)	100.00	114.98	116.43	137.18	93.76	55.37
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

(1)

The Hemscott Industry Group, Regional – Southeast Banks, is a peer group of regional bank holding companies located in the southeast area of the United States. The bank holding companies included in this group are: Appalachian Bancshares; Atlantic Coast Federal Corporation; Auburn National Bancorporation, Inc.; BancorpSouth, Inc.; BancTrust Financial Group, Inc.; Bank of the Ozarks, Inc.; Beach First National Bancshares, Inc.; Britton & Koontz Capital Corporation; Cadence Financial Corp.; CapitalSouth Bancorp; Cardinal Financial Corporation; Centerstate Banks of Florida, Inc.; Citizens First Corporation; Colonial BancGroup, Inc.; Community Trust Bancorp, Inc.; Crescent Banking Company; Eastern Virginia Bankshares, Inc.; Farmers Capital Bank Corporation; Fauquier Bankshares, Inc.; First Advantage Bancorp; First Bancshares, Inc. MS; First Financial Services Corp.; First Horizon National Corp.; First M & F Corporation; FNB Corporation FL; FPB Bancorp, Inc.; Green Bankshares, Inc.; Hancock Holding Company; Heritage Financial Group; Home Bancorp, Inc.; Iberiabank Corporation; Midsouth Bancorp, Inc.; NB&T Financial Group, Inc.; Nexity Financial Corporation; Pinnacle Financial Partners, Inc.; Porter Bancorp, Inc.; Premier Financial Bancorp, Inc.; Regions Financial Corporation; Renasant Corporation; Republic Bancorp, Inc.; S. Y. Bancorp, Inc.; Security Bank Corporation; Simmons First National Corporation; Southcoast Financial Corporation; Superior Bancorp; Tennessee Commerce Bancorp; Trustmark Corporation; United Security Bancshares, Inc.; and Whitney Holding Corporation. Source: Media General Financial Services.

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

ITEM 6.	SELECTED FINANCIAL DATA(1)(2)

(In Thousands, Except Share Data) (Unaudited)

Year ended December 31,	2008	2007	2006	2005	2004

Interest income	$200,962	$198,203	$154,293	$128,389	$77,024
Interest expense	91,520	102,382	70,230	47,963	21,796
Provision for loan losses	22,804	4,838	2,408	2,990	1,547
Noninterest income	54,042	52,187	45,943	40,216	32,287
Noninterest expense	107,968	98,000	89,006	83,940	60,709

Income before income taxes	32,712	45,170	38,592	33,712	25,259
Income taxes	8,660	14,069	11,467	9,503	6,816

Net income	$24,052	$31,101	$27,125	$24,209	$18,443

Per Common Share
Net income – Basic	$1.15	$1.66	$1.75	$1.56	$1.43
Net income – Diluted	1.14	1.64	1.71	1.54	1.42
Book value at December 31	19.00	19.15	16.27	15.22	13.19
Closing price(3)	17.03	21.57	30.63	21.09	22.07
Cash dividends declared and paid	0.680	0.660	0.627	0.580	0.547

At December 31
Loans, net of unearned income	$2,530,886	$2,586,593	$1,826,762	$1,646,223	$1,141,480
Securities	695,106	539,590	428,065	399,034	371,581
Assets	3,715,980	3,612,287	2,611,356	2,397,702	1,707,545
Deposits	2,344,331	2,547,821	2,108,965	1,868,451	1,318,677
Borrowings	933,976	624,388	216,423	266,505	191,547
Shareholders’ equity	400,371	399,073	252,704	235,440	179,042

Selected Ratios
Return on average:
Total assets	0.65%	0.99%	1.08%	1.03%	1.18%
Shareholders’ equity	5.97%	9.29%	11.00%	10.29%	11.52%
Average shareholders’ equity to average assets	10.87%	10.69%	9.83%	10.00%	10.21%

At December 31
Shareholders’ equity to assets	10.77%	11.05%	9.67%	9.82%	10.49%
Allowance for loan losses to total loans, net of unearned income	1.38%	1.02%	1.07%	1.12%	1.26%
Allowance for loan losses to nonperforming loans	87.45%	162.02%	173.05%	291.94%	166.11%
Nonperforming loans to total loans, net of unearned income	1.58%	0.63%	0.62%	0.38%	0.76%
Dividend payout	59.65%	40.24%	36.67%	37.66%	38.31%

(1)

Selected consolidated financial data includes the effect of mergers from the date of each merger. On July 1, 2007, the Company completed the merger with Capital Bancorp, Inc. of Nashville, Tennessee. On January 1, 2005, the Company completed the merger with Heritage Financial Holding Corporation of Decatur, Alabama. On July 1, 2004, the Company completed the merger with Renasant Bancshares, Inc. of Germantown, Tennessee. Refer to Item 1, Business, and Note T, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about the Capital Bancorp, Inc. merger. For additional information about the Company’s mergers with Heritage Financial Holding Corporation and Renasant Bancshares, Inc., refer to Item 1, Business, and Note T, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 7, 2007.

(2)

Per share information listed above has been restated to reflect the three-for-two stock split effected in the form of a stock dividend on August 28, 2006. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the financial data discussed above.

(3)

Reflects the closing price on the NASDAQ Global Select Market at December 31, 2008, 2007 and 2006, on the NASDAQ National Market at December 31, 2005, and on the American Stock Exchange at December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Performance Overview for 2008

Net income was $24,052 for 2008 compared to $31,101 in 2007. The decline in net income was influenced by a number of factors:

—

Net interest income increased 14.22% to $109,442 for 2008 as compared to $95,821 for 2007. Interest income increased 1.40% to $200,962 for 2008 from $198,203 for 2007. Interest expense decreased 10.61% to $91,520 for 2008 compared to $102,382 for 2007.

—	Net charge-offs as a percentage of average loans increased to 0.55% in 2008 compared to 0.14% in 2007. The provision for loan losses was $22,804 for 2008 compared to $4,838 for 2007.
—

Noninterest income continued to be a stable source of revenue as noninterest income increased to $54,042 for 2008 compared to $52,187 for 2007. Noninterest expenses were $107,968 for 2008 compared to $98,000 for 2007.

—	Loans, net of unearned income, totaled $2,530,886 at December 31, 2008 while deposits totaled $2,344,331 at December 31, 2008.

A historical look at key performance indicators is presented below.

	2008	2007	2006	2005	2004
Diluted EPS	$1.14	$1.64	$1.71	$1.54	$1.42
Diluted EPS Growth	(30.49%)	(4.09%)	11.04%	8.45%	(2.74%)
Return on Average Assets	0.65%	0.99%	1.08%	1.03%	1.18%
Return on Average Shareholders’ Equity	5.97%	9.29%	11.00%	10.29%	11.52%

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

Allowance for Loan Losses

The critical accounting policy most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“Statement”) No. 5, “Accounting for Contingencies” (“Statement 5”). The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under FASB Statement 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”). The balance of the loans determined to be impaired under Statement 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. Additionally, the estimate of the allowance required to absorb credit losses in the entire portfolio may change due to shifts in the mix and level of loan balances outstanding and in prevailing economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates and energy costs. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts. For a discussion of other considerations in establishing the allowance for loan losses and our loan policies and procedures for addressing credit risk, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”

Certain loans acquired in the mergers with Capital Bancorp, Inc. (“Capital”) and Heritage Financial Holding Corporation (“Heritage”) are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flow of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of our SOP 03-3 loans resulting from the Capital and Heritage mergers is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note C, “Loans and the Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Intangible Assets

Our intangible assets consist primarily of goodwill and core deposit intangibles. Goodwill arises from business combinations and represents the value attributable to unidentifiable intangible elements of the business acquired. We test our goodwill for impairment annually or more often if events or circumstances indicate impairment may exist. Adverse changes in various factors, including the prevailing economic environment and the operations of the reporting unit to which the goodwill relates (our reporting units are the ongoing operations of the entities we have acquired) could result in a decline in the estimated implied fair value of goodwill. For purposes of testing goodwill for impairment, we use both the market and income approaches to value our reporting units. The market approach averages the values derived by applying a market multiple, based on observed purchase transactions, to the book value, tangible book value, loan and deposit balances and the last twelve months of net income. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. A variation in the market multiples, discount rates or other assumptions used in determining the estimated fair value could change the estimated fair value of the reporting unit’s goodwill. If the estimated implied fair value of goodwill is less than the carrying amount, an impairment loss would be recognized as a noninterest expense to reduce the carrying amount to the estimated implied fair value which could be material to our operating results for any particular reporting period.

Other identifiable intangible assets, primarily core deposit intangibles, are reviewed at least annually for events or circumstances which could impact the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent an other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded as a noninterest expense to reduce the carrying amount. These events or circumstances, when or if they occur, could be material to our operating results for any particular reporting period.

Benefit Plans and Stock Based Compensation

Our independent actuary firm prepares actuarial valuations of our pension cost under FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132R” (“Statement 158”). The discount rate utilized in the December 31, 2008 valuation was 6.25%, compared to 6.50% in 2007. Actual plan assets as of December 31, 2008 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Actual return on plan assets during 2008 approximated (27.76%). Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under FASB Statement No. 87, “Employers’ Accounting for Pensions,” was frozen as of December 31, 1996.

In January 2006, we adopted the provisions of FASB Statement No. 123R, “Share-Based Payment” (“Statement 123R”). Statement 123R requires companies to recognize compensation expense for all share-based payments to employees. We have recognized compensation expense on our share-based payments since 2002 when we adopted the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company has not estimated any forfeitures in determining the fair value of options granted in 2008, 2007 and 2006. Changes in this assumption in the future could result in lower expenses related to the Company’s stock option. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note K, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of “other assets” in the consolidated balance sheets. The calculation of our income tax expense is complex and requires the use of many estimates and judgments in its determination.

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the Company and its subsidiaries will generate sufficient operating earnings to realize the deferred tax assets.

For certain business plans enacted by the Company, management bases the estimates of related tax liabilities on its belief that future events will validate management’s current assumptions regarding the ultimate outcome of tax-related exposures. As part of this process, management consults with its outside advisers to assess the relative merits and risks of our proposed tax treatment of such business plans. Although we have received from these outside advisers opinions that our proposed tax treatment should prevail, the examination of our income tax returns, changes in tax law and regulatory guidance may impact the tax treatment of these transactions and resulting provisions for income taxes.

We believe we employ appropriate methods for these calculations and that the results of such calculations closely approximate the actual cost. We review the calculated results for reasonableness and compare those calculations to prior period costs. We also consider the effect of current economic conditions on the calculations.

We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. The impact of newly issued accounting standards is discussed in further detail in Note A, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Financial Condition and Results of Operations

Net Income

Net income for the year ended December 31, 2008 was $24,052, which represents a decrease of $7,049, or 22.66%, from net income of $31,101 for the year ended December 31, 2007. Basic earnings per share decreased $.51 to $1.15 for the year ended December 31, 2008 as compared to $1.66 for the prior year. Diluted earnings per share decreased $.50 to $1.14 for the year ended December 31, 2008 as compared to $1.64 for the prior year. The decrease in net income and earnings per share was primarily attributable to an increase in the provision for loan losses for 2008 as compared to 2007. Earnings per share were further negatively impacted by the dilutive effect of the 5.56 million shares issued during 2007 in connection with our acquisition of Capital and the related equity offering that were outstanding for all of 2008.

Net income for the year ended December 31, 2007 was $31,101, which represents an increase of $3,976, or 14.66%, from net income of $27,125 for the year ended December 31, 2006. Net income for the year ended December 31, 2007 was reduced by $360 in after-tax merger expenses associated with the Capital merger. Basic earnings per share decreased $.09 to $1.66 for the year ended December 31, 2007 as compared to $1.75 for the prior year. Diluted earnings per share decreased $.07 to $1.64 for the year ended December 31, 2007 as compared to $1.71 for the prior year. The decrease in earnings per share in 2007 as compared to 2006 is due primarily to the dilutive effect of the aforementioned shares issued in our equity offering and the Capital merger, in the aggregate.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 67.66% of total net revenue in 2008. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Net interest income on a tax equivalent basis increased $13,622 to $113,083 in 2008 from $99,461 in 2007. Of the increase in net interest income, the increase due to the favorable growth in the volume of net earning assets was $8,967. Net interest income was further increased by $4,655 due to management’s ability to lower deposit costs or use lower costing alternative funding sources, which offset reductions in interest income due to changes in the interest rate environment.

Net Interest Margin – Tax Equivalent
2008	2007	2006
3.44%	3.57%	3.93%

Net interest margin, the tax equivalent net yield on earning assets, decreased to 3.44% during 2008 from 3.57% in the prior year. Net interest margin and net interest income are influenced by several factors, primarily changes in interest rates, competition and the shape of the interest rate yield curve. Beginning in September 2007, the Federal Reserve took several measures to encourage growth in the national economy, one of which was the reduction of its overnight borrowing rate by 100 basis points over the last four months of 2007. During 2008, the Federal Reserve reduced its overnight borrowing rate an additional 400 to 425 basis points, down to a target of 0.00% to 0.25%. Additionally, other interest rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”) also decreased. With each reduction in these rate indices, our loan yield on variable rate loans indexed to the rates decreased. At the same time, however, competitive and liquidity factors prevented the cost of deposits (whose rates are not directly indexed to the interest rate indices described above) in several of our markets from declining proportionately. The combination of lower yields on variable rate loans due to interest rate changes and competitive factors in deposit prices caused our net interest margin to decline. In an effort to mitigate the extent to which net interest margin declined, management continued its strategy implemented in late 2007 to utilize alternative lower costing funding sources (primarily advances from the Federal Home Loan Bank (“FHLB”)) rather than increasing rates on deposits. Management believed the competition for deposits in our markets would eventually ease, resulting in lower deposit costs.

Interest income, on a tax equivalent basis, grew to $204,603 for 2008 from $201,843 for 2007. The growth in interest income was driven primarily by volume, as the average balance in interest-earning assets increased $502,393 during 2008, while the tax equivalent yield on earning assets decreased 102 basis points to 6.22%. The full year impact of the Capital acquisition and purchase of investment securities during 2008 were the primary reason for the increase in the average balance of interest-earning assets. The reduction in interest rates which began in 2007 and continued through 2008 was the primary reason for the reduction in the yield of earnings assets.

Interest expense decreased to $91,520 for 2008 as compared to $102,382 for 2007. The average balance of interest bearing liabilities increased $491,033 to $2,968,723 during 2008 as compared to the average balance for 2007. The full year impact of the Capital acquisition was the primary reason for the increase in the average balance of interest-bearing liabilities. The cost of interest-bearing liabilities decreased from 4.13% in 2007 to 3.08% in 2008, or 105 basis points.

Net interest income on a tax equivalent basis increased $12,052 from $87,409 in 2006 to $99,461 in 2007. Of the tax equivalent increase, an increase of $21,421 was due to the favorable growth in net earning assets while changes in interest rates resulted in a decrease of $9,369. Interest income grew 28.04% to $201,843 for 2007 from $157,639 for 2006. The growth in interest income was driven primarily by volume, as the average balance in interest-earning assets increased $565,674 during 2007 primarily from the acquisition of Capital. The tax equivalent yield on earning assets increased 14 basis points to 7.24%. Interest expense for 2007 was $102,382 as compared to $70,230 for 2006. The average balance of interest-bearing liabilities increased $505,739 to $2,477,690 during 2007 as compared to the average balance for 2006. The cost of interest-bearing liabilities increased from 3.56% in 2006 to 4.13% in 2007, or 57 basis points.

Average Earning Assets to Total Average Assets
2008	2007	2006
88.76%	88.96%	88.60%

Average earning assets as a percentage of total average assets are shown above for the years ended December 31, 2008, 2007 and 2006. The tax equivalent yields on earning assets were 6.22%, 7.24% and 7.10% for 2008, 2007 and 2006, respectively.

Loans and Loan Interest Income

Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 68.11%, 71.61% and 69.95% of total assets at December 31, 2008, 2007 and 2006, respectively. The table below sets forth loans outstanding, according to loan type, net of unearned income, at December 31:

	2008	2007	2006	2005	2004
Commercial, financial, agricultural	$312,648	$317,866	$236,741	$226,203	$175,571
Lease financing	1,746	2,557	4,234	7,468	10,809
Real estate – construction	241,818	386,184	242,669	169,543	96,404
Real estate – 1-4 family mortgage	886,380	850,658	636,060	566,455	375,698
Real estate – commercial mortgage	1,015,894	948,322	629,354	597,273	395,048
Installment loans to individuals	72,400	81,006	77,704	79,281	87,950

Total loans, net of unearned income	$2,530,886	$2,586,593	$1,826,762	$1,646,223	$1,141,480

In the above table, loans to fund residential real estate land development totaling $179,175 and $188,425 were included under the caption “Real estate – 1-4 family mortgage” at December 31, 2008 and 2007, respectively. Loans to fund commercial real estate land development totaling $99,260 and $99,078 were included under the caption “Real estate – commercial mortgage” at December 31, 2008 and 2007, respectively. We refer to loans to fund real estate land development, whether residential or commercial, as “land development loans”.

As the table above shows, at December 31, 2008 loans decreased $55,707, or 2.15%, from December 31, 2007. The decrease in total loans is a result of an overall slowdown in economic activity in our markets and a focus by management on diversifying the loan portfolio. As the general economic environment began to decline in the last half of 2007, management responded by implementing a strategy to diversify our loan portfolio. Management reduced our exposure to construction and land development loans by applying more stringent levels of underwriting on new originations of construction and land development loans and requiring principal reductions of these loans at time of renewal. Our construction loan portfolio was also reduced as construction loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans.

During 2008, loans in our Tennessee region grew $44,972 while loans in our Alabama and Mississippi regions decreased $59,554 and $41,125, respectively. At December 31, 2008, 82% of our loans originated in our key markets as compared to 81% at December 31, 2007. At December 31, 2007 loans increased $759,831, or 41.59%, from December 31, 2006, which includes $515,982 in loans acquired in connection with our merger with Capital. Organic loan growth in our Tennessee, Alabama and Mississippi region was $94,418, $87,127, and $62,304, respectively.

Our loan portfolio yield decreased to 6.48% in 2008 from 7.64% in 2007. The decrease in the loan yields was driven by a lower interest rate environment in 2008 as compared to 2007, as the interest rate indices declined beginning in the fourth quarter of 2007 and continued to decline through the fourth quarter of 2008. A higher interest rate environment in 2007 as compared to 2006 resulted in our loan portfolio yields increasing to 7.64% in 2007 from 7.58% in 2006.

Mortgage loans held for sale were $41,805 at December 31, 2008 compared to $37,468 at December 31, 2007. Originations of mortgage loans to be sold totaled $742,090 for 2008 as compared to $605,594 for 2007. The increase in originations of mortgage loans to be sold is due in part to our expansion of our mortgage operations. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. The Company does not actively market or originate subprime mortgage loans. During 2008 we did not originate any subprime loans; in 2007, originations of subprime mortgage loans constituted .04% of the aggregate originations of mortgage loans. As such, our ability to sell loans in the secondary market was not significantly impacted by the national concerns regarding subprime mortgage loans. Further, we do not foresee these concerns affecting our ability to sell loans we originate to sale in the secondary market in the future.

Investments and Investment Interest Income

Investment income is the second largest component of interest income. The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type, and the percentage of such investment type relative to the entire securities portfolio, as of December 31:

	2008		2007		2006
Obligations of other U.S. Government agencies and corporations	$59,920	9%	$116,412	21%	$90,950	21%
Mortgage-backed securities	448,967	64	262,047	49	203,962	48
Obligations of states and political subdivisions	112,734	16	119,550	22	110,914	26
Trust preferred securities	20,543	3	4,907	1	4,986	1
Other equity securities	52,942	8	36,674	7	17,253	4

	$695,106	100%	$539,590	100%	$428,065	100%

In 2008, investment income, on a tax equivalent basis, increased $8,622 to $36,232 from investment income on a tax equivalent basis for 2007. The average balance in the investment portfolio was $677,497, up $174,053, or 34.57%, over 2007. The tax equivalent yield on the investment portfolio was 5.35%, down 13 basis points from 2007.

The balance of our investment portfolio at December 31, 2008 increased $155,516 to $695,106 compared to $539,590 at December 31, 2007. During 2008, we purchased $326,064 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”), which in the aggregate made up approximately 77.00% of the purchases. CMO’s are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMO’s held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities purchased accounted for approximately 6.10%, with the remainder of the purchases being primarily municipal securities. Maturities and calls of securities during 2008 totaled $159,506. At December 31, 2008, our investment portfolio mix changed from prior periods as a result of purchases during the year of primarily mortgage-backed securities. We favor investments in mortgage-backed securities and CMO’s because these securities provide monthly cash flow streams and the yields on these securities, although taxable, are generally higher than yields on U.S. Government Agency securities. The change in portfolio mix was also impacted by the maturity and call of $76,890 in obligations of other U.S.

Government agencies and corporations. At December 31, 2008, unrealized losses of $18,326 were recorded on investment securities with a carrying value of $91,484.

The Company holds investments in pooled trust preferred securities. At December 31, 2008, this portfolio had a cost basis of $29,669 and a fair value of $17,537. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 308 financial institutions. As of December 31, 2008, management determined that there is not sufficient evidence to conclude that the decline in value of these securities is due to adverse changes that are likely to result in a permanent reduction in future cash flow. Management’s determination is based on the current credit ratings, the known deferrals and defaults by the underlying issuing banks and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted.

The Company also holds investments in mortgage-backed securities and CMO’s of institutions not sponsored by government entities, commonly referred to as “private-label” securities. At December 31, 2008, this portfolio had a cost basis of $32,860 and a fair value of $27,978. As of December 31, 2008, management determined that there is not sufficient evidence to conclude that the decline in value of these securities is due to adverse changes that are likely to result in a permanent reduction in future cash flow. Management’s determination is based on the current credit ratings of the securities, analysis of the credit scores of the underlying borrowers, analysis of the loan-to-value of the underlying collateral and the geographic location of the underlying borrowers.

In 2007, investment income, on a tax equivalent basis, increased $4,639 to $27,610 from investment income on a tax equivalent basis for 2006. The average balance in the investment portfolio was $503,444, up $66,088, or 15.11%, over 2006. The tax equivalent yield on the investment portfolio was 5.48%, up 23 basis points from 2006. At December 31, 2007, the balance of our investment portfolio was $539,590, an increase of $111,525 as compared to December 31, 2006. During 2007, we purchased $167,223 in investment securities. The purchases were primarily mortgage-backed securities and CMO’s, comprising approximately 61.08% of the purchases. U.S. Government Agency securities purchased accounted for approximately 18.33%, with the remainder of the purchases being primarily in municipal securities. Maturities and calls of securities during 2007 totaled $78,221.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $2,344,331, $2,547,821 and $2,108,965 as of December 31, 2008, 2007 and 2006, respectively. Noninterest-bearing deposits at December 31, 2008, 2007 and 2006 were $284,227, $299,394 and $271,237, respectively, while interest-bearing deposits were $2,060,104, $2,248,427 and $1,837,728 at December 31, 2008, 2007 and 2006, respectively. The decrease in deposits at December 31, 2008 as compared to December 31, 2007 is due primarily to decreases in time deposits offset by increases in public fund transactional accounts. As competition for deposits, primarily money market accounts and time deposits, resulted in the costs of these deposits remaining higher than alternative sources of funds during 2008, the Company was more selective in pricing these deposits and instead utilized lower costing funding sources, primarily FHLB borrowings. This strategy is the primary reason for the decrease in time deposits.

The increase in deposits at December 31, 2007 as compared to December 31, 2006 is due to the merger with Capital, which increased the balance of 2007 total deposits by $490,257. Excluding deposits from Capital, deposits decreased $51,401 during 2007. The decrease in deposits occurred primarily in time deposits. We intentionally allowed $46,929 in brokered certificates of deposits acquired from Capital to expire. In addition, during the last half of 2007, rates paid on deposits, primarily time deposits, remained higher than alternative sources of funds. In response to these conditions, we were more selective in pricing time deposits and instead utilized lower costing alternative funding sources including federal funds purchased and FHLB advances. As a result, our time deposits decreased in certain regions.

Deposits in the Tennessee, Alabama and Mississippi regions decreased $115,420, $75,572 and $12,498, respectively, in 2008. Historically, rates paid on deposits have been lower in our Mississippi region than our other regions. Deposits in the Tennessee region (excluding Capital deposits) decreased $7,094 while the Alabama region decreased $27,424 during 2007. The Mississippi region’s deposits grew $90,930 in 2007. At December 31, 2008, 63% of our deposits were from our key markets as compared to 67% at December 31, 2007.

Average Interest-Bearing Deposits to Total Average Deposits
2008	2007	2006
88.26%	88.44%	86.90%

Interest expense on deposits was $63,509, $83,816 and $57,467 for 2008, 2007 and 2006, respectively. The cost of interest-bearing deposits was 2.89%, 3.92% and 3.31%, for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

From time to time, we participate in gathering public funds. Public funds may be readily obtained based on the Company’s pricing bid in comparison with competitors. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Generally, public fund time deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities.

Borrowed Funds and Interest Expense on Borrowings

Interest expense on total borrowings was $28,011, $18,566 and $12,763 for the years ending December 31, 2008, 2007 and 2006, respectively. Total borrowings include advances from the FHLB, junior subordinated debentures, federal funds purchased, treasury, tax and loan notes and securities sold under agreements to repurchase. FHLB advances were $768,302, $464,717 and $144,212 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company had $225,000, $287,000 and $26,000 in short-term FHLB advances outstanding at December 31, 2008, 2007 and 2006, respectively. The cost of our FHLB advances was 3.43%, 4.93% and 4.52% for 2008, 2007 and 2006. At December 31, 2008, the Company had $173,099 of availability on unused lines of credit with the FHLB. As noted above, beginning in the last half of 2007 and continuing throughout most of 2008, costs of borrowings at the FHLB were lower than costs of time deposits in certain of our markets. As management anticipated, in the last few weeks of 2008, competition for deposits eased and pricing of such deposits returned to more normal conditions. Going forward, management believes it will be able to attract and garner deposits with more rational pricing strategies. Funds are borrowed from the FHLB to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used to meet day to day liquidity needs.

Interest expense on junior subordinated debentures was $4,915, $5,469 and $4,918 for the years ended December 31, 2008, 2007 and 2006, respectively. For more information about our outstanding subordinated debentures, refer to the discussion in this item below under the heading “Shareholders’ Equity and Regulatory Matters.”

The outstanding balance of treasury, tax and loan notes as of December 31, 2008, 2007 and 2006 was $4,494, $10,000 and $1,653, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

Noninterest Income

Noninterest Income to Average Assets
2008	2007	2006
1.46%	1.66%	1.83%

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus over the last few years has been to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 32.34%, 34.41% and 34.45% for 2008, 2007 and 2006, respectively. Our mergers since 2004 are providing us with additional opportunities to further grow our noninterest income.

Noninterest income was $54,042 for the year ended December 31, 2008, an increase of $1,855, or 3.55%, as compared to 2007. For 2007, noninterest income was $52,187, an increase of $6,244, or 13.59%, over 2006. The operations of Capital contributed $3,527 to noninterest income during 2008, compared to $1,224 for the last six months of 2007.

Charges for deposit services, the primary contributor to noninterest income, were $22,645 for 2008, an increase of $2,117, or 10.31%, from 2007. Service charges on deposits in 2007 were $20,528, an increase of $2,082 from 2006. The primary reason we have experienced continued annual increases in service charges is attributable to the implementation of the High Performance Checking (“HPC”) program in 2003. Through the HPC program we have been able to increase the number of service-chargeable deposit accounts. Service charges include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Overdraft fees represented 90.00%, 88.51% and 86.63% of total charges for deposit services in 2008, 2007 and 2006.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased 2.49% to $16,118 during 2008 as compared to $15,726 for 2007. Fees charged on loans include origination, underwriting, documentation and other administrative fees. Loan fees decreased $1,093 during 2008 to $8,124 as compared to 2007. This decrease is due to the reduction in the types of loans we retain in our portfolio, rather than sell to third parties, as reflected by the decrease in loans during the same period. With respect to fees related to deposit services, interchange fees on debit card transactions continue to be a strong source of noninterest income. For 2008, fees associated with debit card usage were $4,810, an increase of 20.18% as compared to $4,003 for 2007. Income derived from use of our debit cards made up 29.84% of the total fees and commissions for 2008. We expect income from use of our debit cards to continue to grow as we make a direct effort to encourage usage by our customers.

Fees and commissions increased $1,872 to $15,726 during 2007 as compared to $13,854 for 2006. Loan fees increased 13.86% during 2007 to $9,217 as compared to $8,095 for 2006. The increase in loan fees during 2007 is attributable to loan growth during the same period. For 2007, fees associated with debit card usage were $4,003, an increase of 24.74% as compared to $3,209 for 2006.

Income earned on insurance products was $3,483, $3,549 and $3,533 for the years ended December 31, 2008, 2007 and 2006, respectively. Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $323, $265 and $152 for 2008, 2007 and 2006, respectively.

Trust department revenue is reported in the Consolidated Statements of Income in the noninterest income section in the line account “Trust revenue.” Trust revenue was $2,444 for 2008 compared to $2,859 for 2007. The market value of trust assets under management as of December 31, 2008 and 2007 was $461,881 and $526,347, respectively. The decline in the stock market during 2008 resulted in the reduction in trust revenue and in the market value of assets under management. Trust revenue increased $344 to $2,859 for 2007 compared to $2,515 for 2006.

The Company did not sell any securities during 2008. Gains of $78 for 2007 resulted from the sale of approximately $54,944 in securities compared to gains of $25 from the sale of approximately $35,660 in securities for 2006.

Gains on the sale of mortgage loans held for sale for 2008 were $5,447, an increase of $584, or 12.01%, from 2007. Originations of mortgage loans to be sold totaled $742,090 for 2008 as compared to $605,594 for 2007. Gains on the sale of mortgage loans held for sale for 2007 were $4,863, an increase of $1,366 from 2006.

Other noninterest income for 2008 includes a $409 gain related to the redemption of shares as a result of the Visa initial public offering. In comparison, other noninterest income for 2007 includes a $499 gain recognized from the sale of other real estate, a $141 gain resulting from insurance proceeds that exceeded the write-off of premises and equipment due to a fire and a $314 nontaxable death benefit from our life insurance policies.

Noninterest Expense

Noninterest Expense to Average Assets
2008	2007	2006
2.91%	3.13%	3.55%

Total noninterest expense includes salaries and employee benefits, data processing, net occupancy, equipment and other noninterest expense. Noninterest expense was $107,968, $98,000 and $89,006 for 2008, 2007 and 2006, respectively. Noninterest expense increased $9,968, or 10.17%, during 2008 as compared to 2007. The full year impact of the operations of Capital increased noninterest expenses by $12,376 during 2008 as compared to $6,142 for the last six months of 2007.

Salaries and employee benefits is the largest component of noninterest expenses and represented 53.16%, 56.11%, and 55.91% of total noninterest expense at December 31, 2008, 2007 and 2006, respectively. During 2008, salaries and employee benefits increased $2,410, or 4.38%, to $57,400 as compared to $54,990 for 2007. The operations of

Capital contributed $5,680 to salaries and employee benefits expense during 2008 offset by a reduction in performance-based incentive payments in 2008 as compared to 2007.

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

The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $1,014, $1,444 and $1,471 at December 31, 2008, 2007 and 2006, respectively.

Data processing costs increased $324, or 6.63%, to $5,209 for 2008 from 2007. Data processing costs increased $604, or 14.11%, to $4,885 for 2007 from 2006. The increase in data processing costs for 2007 is reflective of increased loan and deposit processing from growth in the number of loans and deposits. In 2007, data processing costs were further increased by the merger with Capital.

Net occupancy expense in 2008 was $8,592, up $593 from 2007. The increase is due primarily to the full year inclusion of Capital in the Company’s operations. Our strategic focus is to evaluate opportunities to expand our footprint throughout our markets and, thus, we expect to continue to experience gradual increases in our occupancy and equipment expense as expansion occurs. Occupancy expense in 2007 was $7,999, up $843 from 2006 primarily due the acquisition of Capital.

Computer and equipment expense in 2008 was $4,703, an increase of $495, or 11.76%, over 2007. Computer and equipment expense in 2007 was $4,208, an increase of $329 over 2006. The increase in computer and equipment expense is associated with additional equipment expense from the operations of Capital.

Professional fees include fees we paid our directors as well as fees for legal and accounting services. Professional fees were $3,509 for 2008 as compared to $2,705 for 2007 and $2,478 for 2006.

Amortization of intangible assets increased $464 to $2,455 for 2008 compared to $1,991 for 2007. In connection with the Capital, Heritage and Renasant Bancshares, Inc. mergers, we recorded $5,974, $5,224 and $5,801, respectively, in finite-lived intangible assets. These intangible assets are being amortized over their estimated useful lives, which range between 5-10 years. Amortization of intangible assets increased $352 to $1,991 for 2007 compared to $1,639 for 2006.

Efficiency Ratio
2008	2007	2006
64.60%	64.62%	66.75%

One measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio”. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. Our continued improvement in the efficiency ratio is attributable to growing our net interest income and noninterest income at a greater rate than the growth in our noninterest expenses. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for 2008, 2007 and 2006 was $8,660, $14,069 and $11,467, respectively. The effective tax rates for those years were 26.47%, 31.15% and 29.71%, respectively. The effective tax rate for these periods is less than the combined federal and state statutory rates due to our continued investment in tax-exempt securities and tax-free leases and loans. In both 2007 and 2006, we recorded nontaxable death benefits from life insurance.

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

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Statement 5. The collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under Statement 114. The balance of these loans determined as impaired under Statement 114 and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. If the allowance is deemed inadequate, management provides additional reserves through the provision for loan losses. The allowance for loan losses was $34,905, $26,372 and $19,534 at December 31, 2008, 2007 and 2006, respectively.

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

In compliance with policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored by the underwriters. Grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring the credit quality. Loan requests of amounts greater than the officers’ lending limits are reviewed by senior credit officers, in-house loan committees or the Board of Directors.

The allowance for loan losses is established after input from management, loan review and the Loss Management Committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, the credit risk in the portfolio, economic conditions and trends within each of these factors.

Grades are assigned by lending personnel based on the scoring of the loans that are funded. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our loss experience by loan type (i.e. commercial, mortgage, consumer, etc.) and adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but which may not be fully reflected in our historical loss ratios. In 2008, these factors included changes in economic conditions, changes in our loan portfolio composition and concentrations in certain loan types and/or collateral. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

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

Loan review personnel monitor the grades assigned to loans through periodic examination. The Loss Management Committee monitors loans that are past due or those that have been downgraded due to a decline in the collateral value or cash flow of the debtor and adjusts the loan grade accordingly. This information is used to assist management in monitoring credit quality.

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

On a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. In addition, management reviews past due ratios by officer, community bank and the Company as a whole.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2008 were $14,271, or 0.55% as a percentage of average loans. The increase in net charge-offs during 2008 as compared to prior years is a direct result of the current economic environment’s effect on the quality of our loan portfolio, specifically with respect to construction and land development loans. Although many of the markets in which we operate did not experience the extreme appreciation in home values as experienced in other national markets over the past few years, the housing market in all of our markets began to slow down significantly in 2008. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. Of the net charge-offs incurred in 2008, $2,257 or 15.82% were related to construction loans, $6,449, or 45.19% were related to residential land development loans and $50 or .40% were related to commercial land development loans. Net charge-offs for the year ended December 31, 2007 were $3,253, or 0.14% as a percentage of average loans. Two loans which had been on nonperforming status since 2006 and had been fully reserved for in the allowance for loan losses when they were placed on nonperforming status were charged-off in the fourth quarter of 2007, resulting in charge-offs of $1,870, or 0.08% of average loans.

The table below reflects the activity in the allowance for loan losses, in thousands, for the years ended December 31. Net charge-offs related to residential land development loans are included in the category “Real estate – 1-4 family mortgages” while commercial land development loans are included in the category “Real estate – commercial mortgages” in the table below. Furthermore, we have omitted lease financing from the table, as there were no charge-offs or recoveries of such financing for the periods presented.

	2008	2007	2006	2005	2004
Balance at beginning of year	$ 26,372	$ 19,534	$ 18,363	$ 14,403	$ 13,232
Additions from business combinations	—	5,253	—	4,214	2,845
Provision for loan losses	22,804	4,838	2,408	2,990	1,547
Charge-offs
Commercial, financial, agricultural	623	253	659	467	1,685
Real estate – construction	2,383	1,939	222	141	—
Real estate – 1-4 family mortgage	11,224	1,293	1,762	2,027	1,083
Real estate – commercial mortgage	1,077	2	217	419	125
Installment loans to individuals	376	612	222	832	724

Total charge-offs	15,683	4,099	3,082	3,886	3,617
Recoveries
Commercial, financial, agricultural	207	278	501	71	132
Real estate – construction	126	29	—	32	—
Real estate – 1-4 family mortgage	237	229	249	279	66
Real estate – commercial mortgage	41	156	1,014	35	8
Installment loans to individuals	801	154	81	225	190

Total recoveries	1,412	846	1,845	642	396

Net charge-offs	14,271	3,253	1,237	3,244	3,221

Balance at end of year	$ 34,905	$ 26,372	$ 19,534	$ 18,363	$ 14,403

Net charge-offs to:
Loans-average	0.55%	0.14%	0.07%	0.20%	0.32%
Allowance for loan losses	40.89%	12.34%	6.33%	17.67%	22.36%
Allowance for loan losses to:
Loans-year end	1.38%	1.02%	1.07%	1.12%	1.26%
Nonperforming loans	87.45%	162.02%	173.05%	291.94%	166.11%

Nonperforming loans to:
Loans-year end	1.58%	0.63%	0.62%	0.38%	0.76%
Loans-average	1.54%	0.72%	0.64%	0.39%	0.87%

The allowance for loan losses as a percentage of loans was 1.38% at December 31, 2008 as compared to 1.02% at December 31, 2007 and 1.07% at December 31, 2006. The increase in the allowance for loan losses as a percentage of total loans at December 31, 2008 as compared to December 31, 2007 is attributable to the increased provision for loan losses recorded as a result of credit deterioration identified by the Company in the loan portfolio, primarily related to the construction and land development loan segment of the portfolio. The decrease in the allowance for loan losses as a percentage of loans at December 31, 2007 as compared to December 31, 2006 is due to organic loan growth of $243,849, the merger with Capital, whose allowance for loan losses as a percentage of loans was lower than ours, and the aforementioned charge-off of two loans totaling $1,870 which had been provided for in previous years.

The SOP 03-3 loans acquired in the Capital and Heritage mergers are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The Company did not increase the provision for loan losses for loans accounted for under SOP 03-3 during 2008 or 2007. Management believes that as of December 31, 2008 the credit quality of the loans accounted for under SOP 03-3 has not deteriorated further since the date of acquisition and, thus, the carrying value of these loans at December 31, 2008 continues to reflect the future cash flows.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

(In Thousands)	2008	2007	2006	2005	2004
Commercial, financial, agricultural	$5,238	$5,583	$4,570	$4,484	$3,437
Lease financing	8	12	19	22	97
Real estate – construction	6,590	2,613	982	577	447
Real estate – 1-4 family mortgage	10,514	8,219	6,481	6,199	4,638
Real estate – commercial mortgage	10,775	8,756	6,498	6,216	4,854
Installment loans to individuals	1,780	1,189	984	865	930

Total	$34,905	$26,372	$19,534	$18,363	$14,403

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans at December 31 for each of the years presented:

(In Thousands)	2008	2007	2006	2005	2004
Specific reserves	$8,769	$3,625	$4,377	$3,985	$2,786
Allocated reserves based on loan grades	26,136	22,747	15,157	14,378	11,617

Total	$34,905	$26,372	$19,534	$18,363	$14,403

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

(In Thousands)	2008	2007	2006	2005	2004
Nonperforming loans:
Nonaccruing	$35,661	$14,231	$7,821	$3,984	$6,443
Accruing loans past due 90 days or more	4,252	2,046	3,467	2,306	2,228

Total nonperforming loans	39,913	16,277	11,288	6,290	8,671
Restructured loans	1,270	543	768	116	760

Total nonperforming and restructured loans	$41,183	$16,820	$12,056	$6,406	$9,431

Interest income recognized on nonaccruing and restructured loans	$1,597	$807	$233	$231	$126

Interest income foregone on
nonaccruing and restructured loans	$538	$277	$486	$216	$296

The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

(In Thousands)	2008	2007	2006	2005	2004
Commercial, financial, agricultural	$1,612	$140	$574	$652	$677
Lease financing	—	—	—	74	162
Real estate – construction	6,451	3,671	3,721	178	794
Real estate – 1-4 family mortgage	25,517	9,199	5,160	2,804	5,520
Real estate – commercial mortgage	6,191	3,133	1,630	2,355	1,293
Installment loans to individuals	142	134	203	227	225

Total	$39,913	$16,277	$11,288	$6,290	$8,671

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table above. As of December 31, 2008, we do not hold any other interest-bearing assets that would be included in the table above if such assets were loans.

As shown in the above tables, nonperforming loans were $39,913 at December 31, 2008 as compared to $16,277 at December 31, 2007. The increase in nonperforming loans at December 31, 2008 as compared to December 31, 2007 is primarily attributable to continued credit deterioration in our construction and residential land development loans. Nonperforming residential land development loans are included in the category “Real estate – 1-4 family mortgages” in the above table and have a balance of $18,144, or 45.46% of total nonperforming loans, at December 31, 2008 compared to $3,915, or 24.05% of total nonperforming loans, at December 31, 2007. There were no commercial land development loans classified as nonperforming loans at December 31, 2007 or 2008. Overall, the increase in nonperforming loans at December 31, 2007 as compared to December 31, 2006 is reflective of loans, primarily construction loans and real estate loans to fund land development, which experienced cash flow problems in the second half of 2007. As the housing slowdown began to impact the economy, management required the senior credit officers to review and inspect all construction loans and commercial and residential real estate loans to fund land development. Several of the loans included in nonperforming loans as of December 31, 2007 were identified during this review. The merger with Capital increased nonperforming loans $1,496 at December 31, 2007. Management has evaluated the aforementioned loans and other loans classified as nonperforming and concluded that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2008.

Management also continually monitors loans past due 30-89 days for potential credit quality deterioration. Total loans past due 30-89 days were $48,473, $28,330 and $13,125 at December 31, 2008, 2007 and 2006, respectively.

Provision for Loan Losses to Average Loans
2008	2007	2006
0.88%	0.21%	0.14%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $22,804, $4,838 and $2,408 for 2008, 2007 and 2006, respectively. Factors considered in management’s assessment for the periods presented include the internal risk rating of individual credits, the size and diversity of our loan portfolio, historical and current trends in net charge-offs, trends in nonperforming loans, trends in loans past due 30-89 days and current economic conditions in the markets in which we operate. Specifically, management increased the provision for loan losses during 2008 as compared to 2007 as a result of credit deterioration identified by management and reflected in the increase in net charge-offs, nonperforming loans and loans past due 30-89 days. The increase in the provision for loan losses for 2007 as compared to 2006 is due to the Company providing for organic loan growth, replenishing the reserve for loan charge-offs during the year and providing for loans placed on nonperforming status.

Loan Concentrations

The following table presents the percentage of loans, by category, to total loans at December 31 for each of the years presented:

	2008	2007	2006	2005	2004
Commercial, financial, agricultural	12.35%	12.29%	12.96%	13.74%	15.38%
Lease financing	0.07	0.10	0.23	0.45	0.95
Real estate – construction	9.56	14.93	13.28	10.30	8.45
Real estate – 1-4 family mortgage	35.02	32.89	34.82	34.41	32.91
Real estate – commercial mortgage	40.14	36.66	34.45	36.28	34.61
Installment loans to individuals	2.86	3.13	4.26	4.82	7.70

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at December 31:

	Percentage Change In:
Change in Interest Rates (In Basis Points)	Net Interest Income (1)		Economic Value of Equity (2)
	2008	2007	2008	2007

+200	8.9%	(10.7%)	10.8%	6.6%
+100	5.0%	(5.2%)	8.5%	5.8%
-100	(4.1%)	3.2%	(9.0%)	(8.4%)
-200	(5.9%)	3.9%	(17.0%)	(11.1%)

(1)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2)	The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The balance sheet structure as of December 31, 2008 indicates we are asset sensitive, while we were liability sensitive at December 31. 2007. This shift is primarily a result of the current interest rate environment, as management believes interest rates will not appreciably decrease further. The above results of the interest rate shock analysis are within the limits set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Further, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

To mitigate our interest rate risk, we entered into an interest rate swap in December 2007. The swap has a notional amount of $31,000 whereby we receive a variable rate of interest based on the three-month LIBOR plus 187 basis points and pay a fixed rate of 5.70%. The effective date of this swap was December 5, 2007 and its maturity date is March 15, 2010. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $31,000 of our junior subordinated debentures to a fixed rate. At December 31, 2008, the rate paid to us by the third-party was 114 basis points lower than the rate we paid on this swap.

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

Core deposits, which are deposits excluding time deposits, are a major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. Management continues to monitor the liquidity and potentially volatile liabilities ratios to ensure compliance with ALCO targets. As previously discussed, beginning in the last half of 2007 and continuing throughout most of 2008, the cost of borrowings from the FHLB was lower than the cost of certain types of deposits in our markets. As management anticipated, in the last few weeks of 2008, competition for deposits eased and pricing of such deposits returned to more normal levels. Going forward, management believes it will be able to attract and garner deposits by offering rates that are favorable compared to the cost of FHLB borrowings.

Our securities portfolio is another alternative for meeting liquidity needs. These assets have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities available for sale portfolio is forecasted to generate cash flow through maturities equal to 48.72% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2008, securities with a carrying value of approximately $468,640 were pledged to secure government, public and trust deposits and as collateral for short-term borrowings as compared to $414,361 at December 31, 2007. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the market federal funds rate on federal funds purchased and FHLB advances. Federal funds purchased at December 31, 2008 totaled $63,800. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs (primarily when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits). As of December 31, 2008, the balance of our outstanding short-term and long-term advances with the FHLB was $768,302. The total amount of the remaining credit available to us from the FHLB at December 31, 2008 was $173,099. We also maintain lines of credits with other commercial banks totaling $75,500. These are unsecured lines of credit maturing at various times within the next twelve months. At December 31, 2008 and 2007, there were no amounts outstanding under these lines of credit.

At December 31, 2008, our total cost of funds, including noninterest bearing demand deposit accounts, was 2.81%, compared to 3.71% at December 31, 2007 and 3.14% at December 31, 2006. Noninterest bearing demand deposit accounts made up approximately 8.96% of our average total deposits and borrowed funds at that date, compared to 10.13% at December 31, 2007 and 11.70% at December 31, 2006. Interest bearing transaction accounts, money market accounts and savings accounts made up approximately 28.18% of our funds for 2008 and had an average cost of 1.64%, comparable to 31.42% of our funds with an average cost of 2.63% for 2007 and 33.28% of our funds with an average cost of 2.16% for 2006. Another significant source of funds was time deposits, which are the highest costing deposit in our deposit mix. Time deposits made up 39.16% of the total deposits and borrowed funds with an average cost of 3.80% at December 31, 2008, compared to 46.12% of the total with an average cost of 4.80% at December 31, 2007 and 44.37% of the total with an average cost of 4.18% at December 31, 2006. FHLB advances, typically used for clients who prefer longer-term fixed rate loans, made up approximately 19.76%, 8.77% and 6.79% of our average total deposits and borrowed funds with an average cost of 3.43%, 4.93% and 4.52% in 2008, 2007 and 2006, respectively.

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

Our cost of funds in 2008 decreased due to management specifically employing the strategy to utilize lower costing alternative funding sources rather than competing for high-cost deposits in our markets. Also, in the second half of 2007, customers began moving funds into short-term (less than one year) time deposits as short-term interest rates were the same or higher than longer term rates. As such, 69.80% of our time deposits have a maturity of less than 12 months at December 31, 2008.

Cash and cash equivalents were $100,394 at December 31, 2008, compared to $99,793 at December 31, 2007 and $98,201 at December 31, 2006. Cash used in investing activities for the year ended December 31, 2008, was $156,224, compared to $353,805 for the same period of 2007 and $215,717 in 2006. Cash used in investing activities for the year ended December 31, 2007 includes the net cash paid for the Capital merger of $52,606. During 2008, the Company used $14,400 to fund loan growth as compared to $262,016 for 2007 and $185,774 in

2006. The Company used $326,064 to purchase investment securities in 2008. In 2008, we received proceeds of $159,506 from the maturity of our securities in our investment portfolio.

Cash provided by financing activities for the year ended December 31, 2008 was $94,224 compared to $312,129 for the same period of 2007 and $183,992 in 2006. Cash provided by financing activities for 2007 includes the proceeds from the issuance of 2.76 million shares of the Company’s common stock in a public equity offering. The proceeds from the equity offering totaled $58,126 and were used to the fund the cash portion of the merger consideration for the Capital merger. Short-term and long-term borrowings increased $309,798 during 2008 which was used to offset deposit runoff of $203,345 during 2008.

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

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to Note L, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a detailed discussion of the federal and state restrictions on the Bank’s ability to transfer funds to the Company.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Loan commitments	$614,311	$794,592	$577,439
Standby letters of credit	27,497	27,843	23,245

As discussed above under the heading “Risk Management – Interest Rate Risk,” we entered into an interest rate swap with a notional amount of $31,000 whereby we receive a variable rate of interest based on the three-month LIBOR plus 187 basis points and pay a fixed rate based of 5.70%. The effective date of this swap was December 5, 2007 and its maturity date is March 15, 2010.

For more information about the Company’s off-balance sheet transactions, see Note I, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	D	$2,122	$3,425	$3,298	$8,781	$17,626
Deposits without a stated maturity(1)	F	1,142,955	—	—	—	1,142,955
Time deposits	F	838,721	306,501	56,021	133	1,201,376
Federal funds purchased	G	63,800	—	—	—	63,800
Treasury, tax and loan notes	G	4,494	—	—	—	4,494
Securities sold under agreements to repurchase	G	21,247	—	—	—	21,247
Federal Home Loan Bank advances	G/H	305,663	321,749	72,608	68,282	768,302
Junior subordinated debentures	H	—	—	—	76,133	76,133

(1)	Excludes interest.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $400,371 and $399,073 at December 31, 2008 and 2007, respectively. Book value per share was $19.00 and $19.15 at December 31, 2008 and 2007, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

To improve the liquidity and trading volume of the Company’s common stock, the Company issued a three-for-two stock split during the third quarter of 2006. Although certain components of shareholders’ equity were adjusted, the stock split did not result in a change to total shareholders’ equity.

The Company had a share repurchase plan in place at the beginning of 2008. The plan was adopted in September 2002 and authorized the repurchase of 2,595,031 shares of the Company’s common stock, subject to a monthly purchase limit of $2.0 million. This plan was terminated by the Board of Directors in January 2008. Shares repurchased are held for reissue in connection with stock compensation plans and for general corporate purposes. Approximately 96,000 shares of stock were purchased during 2008 for a total purchase price of $2,004. The Company repurchased approximately 384,000 shares during 2007 for a total purchase price of $7,810.

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

All of the junior subordinated debentures described in the above paragraph are included in Tier I capital at December 31, 2008. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to our junior subordinated debentures, that are includable in Tier 1 capital.

The new guidance, which becomes effective in March 2009, is not expected to impact the amount of debentures we include in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier I Capital to Average Assets (Leverage)	Tier I Capital to Risk –Weighted Assets	Total Capital to Risk –Weighted Assets

Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank as of December 31, 2008:

	Actual		Minimum Capital Requirement To Be Well Capitalized		Minimum Capital Requirement To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to Average Assets
Consolidated	$292,287	8.34%	$184,886	5.00%	$147,909	4.00%
Bank	282,233	8.07%	184,530	5.00%	147,624	4.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	$292,287	10.85%	$161,674	6.00%	$107,783	4.00%
Bank	282,233	10.49%	161,444	6.00%	107,630	4.00%

Total Capital to Risk-Weighted Assets
Consolidated	$325,982	12.10%	$269,457	10.00%	$215,566	8.00%
Bank	315,867	11.74%	269,074	10.00%	215,259	8.00%

SEC Form 10-K

A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, VICE PRESIDENT, RENASANT CORPORATION, 209 TROY STREET, TUPELO, MS 38804-4827.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the discussion found under the captions “Risk Management – Interest Rate Risk” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for the disclosures required pursuant to this Item 7A.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All schedules have been omitted because they are not required or are not applicable.

RENASANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

Management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an assessment of the Company’s system of internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Horne LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included in this annual report.

E. Robinson McGraw	Stuart R. Johnson
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 6, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control— Integrated Framework” issued by COSO.

Memphis, Tennessee
March 6, 2009

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2008	2007
Assets
Cash and due from banks	$81,427	$84,391
Interest-bearing balances with banks	18,967	15,402

Cash and cash equivalents	100,394	99,793

Securities available for sale	695,106	539,590

Mortgage loans held for sale	41,805	37,468

Loans, net of unearned income	2,530,886	2,586,593
Allowance for loan losses	(34,905)	(26,372)

Net loans	2,495,981	2,560,221

Premises and equipment, net	46,992	47,553
Intangible assets, net	193,323	197,314
Other assets	142,379	130,348

Total assets	$3,715,980	$3,612,287

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$284,227	$299,394
Interest-bearing	2,060,104	2,248,427

Total deposits	2,344,331	2,547,821

Short-term borrowings	314,541	370,456
Long-term debt	619,435	253,932
Other liabilities	37,302	41,005

Total liabilities	3,315,609	3,213,214

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 21,067,539 and 20,841,365 shares outstanding as of December 31, 2008 and 2007, respectively	113,954	113,954
Treasury stock, at cost	(28,044)	(31,413)
Additional paid-in capital	184,273	184,856
Retained earnings	142,427	132,774
Accumulated other comprehensive loss	(12,239)	(1,098)

Total shareholders’ equity	400,371	399,073

Total liabilities and shareholders’ equity	$3,715,980	$3,612,287

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year Ended December 31,
	2008	2007	2006
Interest income
Loans	$167,580	$172,483	$132,701
Securities:
Taxable	28,258	20,576	16,092
Tax-exempt	4,585	3,618	3,711
Other	539	1,526	1,789

Total interest income	200,962	198,203	154,293

Interest expense
Deposits	63,509	83,816	57,467
Borrowings	28,011	18,566	12,763

Total interest expense	91,520	102,382	70,230

Net interest income	109,442	95,821	84,063
Provision for loan losses	22,804	4,838	2,408

Net interest income after provision for loan losses	86,638	90,983	81,655

Noninterest income
Service charges on deposit accounts	22,645	20,528	18,446
Fees and commissions	16,118	15,726	13,854
Insurance commissions	3,483	3,549	3,533
Trust revenue	2,444	2,859	2,515
Gains on sales of securities available for sale	—	78	25
BOLI income	1,514	2,070	1,578
Gains on sales of mortgage loans held for sale	5,447	4,863	3,497
Other	2,391	2,514	2,495

Total noninterest income	54,042	52,187	45,943

Noninterest expense
Salaries and employee benefits	57,400	54,990	49,760
Data processing	5,209	4,885	4,281
Net occupancy	8,592	7,999	7,156
Equipment	4,703	4,208	3,879
Professional fees	3,509	2,705	2,478
Advertising	3,019	3,303	3,560
Intangible amortization	2,455	1,991	1,639
Other	23,081	17,919	16,253

Total noninterest expense	107,968	98,000	89,006

Income before income taxes	32,712	45,170	38,592
Income taxes	8,660	14,069	11,467

Net income	$24,052	$31,101	$27,125

Basic earnings per share	$1.15	$1.66	$1.75

Diluted earnings per share	$1.14	$1.64	$1.71

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2006	15,466,204	$86,168	$(26,988)	$83,036	$96,903	$(3,679)	$235,440
Net income					27,125		27,125
Changes in other comprehensive income (loss)						2,028	2,028

Comprehensive income							29,153
Cumulative effect of change in accounting for defined benefit pension and post-retirement benefit plans (net of tax of ($2,597))						(4,192)	(4,192)
Cash dividends ($0.627 per share)					(9,774)		(9,774)
Exercise of stock-based compensation	70,271		1,269	84			1,353
Stock option compensation				724			724

Balance at December 31, 2006	15,536,475	86,168	(25,719)	83,844	114,254	(5,843)	252,704

Net income					31,101		31,101
Changes in other comprehensive income (loss)						4,745	4,745

Comprehensive income							35,846
Cash dividends ($0.660 per share)					(12,581)		(12,581)
Shares issued in business combinations	2,797,238	13,986		53,511			67,497
Valuation of options assumed				2,496			2,496
Shares issued in equity offering	2,760,000	13,800		44,326			58,126
Exercise of stock-based compensation	131,422		2,116	(255)			1,861
Stock option compensation				934			934
Treasury stock purchased	(383,770)		(7,810)				(7,810)

Balance at December 31, 2007	20,841,365	113,954	(31,413)	184,856	132,774	(1,098)	399,073

Net income					24,052		24,052
Changes in other comprehensive income (loss)						(11,141)	(11,141)

Comprehensive income							12,911
Cumulative effect of change in accounting for endorsement split-dollar life insurance arrangements					(78)		(78)
Cash dividends ($0.680 per share)					(14,321)		(14,321)
Exercise of stock-based compensation	322,159		5,373	(1,597)			3,776
Stock option compensation				1,014			1,014
Treasury stock purchased	(95,985)		(2,004)				(2,004)

Balance at December 31, 2008	21,067,539	$113,954	$(28,044)	$184,273	$142,427	$(12,239)	$400,371

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands, Except Share Data)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$24,052	$31,101	$27,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,804	4,838	2,408
Depreciation, amortization and accretion	6,648	6,539	6,230
Deferred income taxes	(1,575)	(106)	634
Funding of mortgage loans held for sale	(742,090)	(605,594)	(468,749)
Proceeds from sales of mortgage loans held for sale	743,200	613,101	467,069
Gains on sales of mortgage loans held for sale	(5,447)	(4,863)	(3,497)
Gains on sales of securities available for sale	—	(78)	(25)
Gains (losses) on sales of premises and equipment	(109)	1	17
Stock-based compensation	1,014	1,444	1,471
Decrease (increase) in other assets	18,300	(7,190)	(2,705)
(Decrease) increase in other liabilities	(4,196)	4,075	4,085

Net cash provided by operating activities	62,601	43,268	34,063
Investing activities
Purchases of securities available for sale	(326,064)	(167,223)	(123,794)
Proceeds from sales of securities available for sale	—	54,944	35,660
Proceeds from call/maturities of securities available for sale	159,506	78,221	61,449
Net decrease (increase) in loans	14,400	(262,016)	(185,774)
Purchases of premises and equipment	(4,279)	(5,477)	(3,324)
Proceeds from sales of premises and equipment	213	352	66
Net cash paid in business combination	—	(52,606)	—

Net cash used in investing activities	(156,224)	(353,805)	(215,717)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(15,167)	(11,808)	20,967
Net (decrease) increase in interest-bearing deposits	(188,178)	(39,739)	219,547
Net (decrease) increase in short-term borrowings	(55,915)	321,949	23,348
Proceeds from Federal Home Loan Bank advances	438,940	75,372	20,000
Repayment of Federal Home Loan Bank advances	(73,227)	(73,083)	(92,575)
Purchase of treasury stock	(2,004)	(7,810)	—
Cash paid for dividends	(14,321)	(12,581)	(9,774)
Cash received on exercise of stock-based compensation	3,284	1,297	1,234
Tax benefit from stock-based compensation	812	406	1,245
Proceeds from equity offering	—	58,126	—

Net cash provided by financing activities	94,224	312,129	183,992

Net increase in cash and cash equivalents	601	1,592	2,338
Cash and cash equivalents at beginning of year	99,793	98,201	95,863

Cash and cash equivalents at end of year	$100,394	$99,793	$98,201

Supplemental disclosures
Cash paid for interest	$99,666	$97,423	$65,198
Cash paid for income taxes	11,990	9,606	11,968
Noncash transactions:
Transfers of loans to other real estate	28,608	9,119	3,998
Common stock issued and fair value of stock options assumed in business combinations	—	69,993	—

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

(In Thousands, Except Share Data)

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

On July 1, 2007, the Company completed its merger with Capital Bancorp, Inc. (“Capital”). On the same date, Capital Bank & Trust Company was merged into Renasant Bank. The financial condition and results of operations for Capital are included in the Company’s financial statements since the date of the merger.

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

Securities Available for Sale: Debt securities are classified as held to maturity when purchased if management has the intent and ability to hold the securities to maturity. The Company has no held to maturity securities. Securities not classified as held to maturity or trading are classified as available for sale. Presently, the Company has no intention of establishing a trading classification. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within shareholders’ equity.

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Dividend income is also included in interest income from securities. Realized gains and losses, as well as declines in value judged to be other than

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Management periodically reviews the security portfolio for impairment based upon a number of factors, including but not limited to, length of time and extent to which the fair value has been less than cost, the likelihood of the security’s ability to recover any decline in its fair value, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations and ability to retain the security for a period of time sufficient to allow for recovery in fair value. Impairments on securities are recognized when management, based on its analysis, deems the impairment to be other-than-temporary. Disclosures about unrealized losses in our securities portfolio that have not been recognized as other-than-temporary impairments are provided in Note B, “Securities Available for Sale.”

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

Mortgage Loans Held for Sale: Mortgage loans held for sale represent residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified separately on the balance sheet. Loans to be sold are locked in at the contractual rate upon closing, thereby eliminating any interest rate risk for the Company. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These gains and losses are classified under the caption “Gains on sales of mortgage loans held for sale” on the statements of income.

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

The deferred fees and costs are then amortized over the term of the note for all loans with payment schedules. Those loans with no payment schedule are amortized using the interest method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance.

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

Certain loans acquired in the Capital and Heritage Financial Holding Corporation (“Heritage”) mergers are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

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

Other Real Estate and Repossessions: Other real estate owned and repossessions of $25,111 and $8,584 at December 31, 2008 and 2007, respectively, are included under the balance sheet heading “Other Assets” and consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Carrying values of other real estate and repossessions are continually monitored for subsequent declines or impairments after foreclosure by obtaining updated third party valuations. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other” in the noninterest expense section on the statements of income.

Goodwill and Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2008, 2007 or 2006. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

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

Derivative Instruments and Hedging Activities: The Company enters into mortgage loan commitments with its customers. Under the mortgage loan commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. As such, the Company does not incur risk if the mortgage loan commitment in the pipeline fails to close. Mortgage loan commitments are derivatives; however, they do not qualify for hedge accounting under FASB Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“Statement 133”). Accordingly, the mortgage loan commitments are recorded at fair value, and changes are recorded in earnings. The fair value of the mortgage loan commitments are based on readily available fair values, obtained in the open market from mortgage investors. These fair values reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company. At December 31, 2008, the fair value of these commitments was $150, which has been recorded in “Other Assets.” Gains and losses arising from the valuation of the mortgage loan commitments are reflected under the caption “Gains on sales of mortgage loans held for sale” on the statements of income.

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it receives a variable rate of interest based on the three-month LIBOR plus 187 basis points and pays a fixed rate of 5.70%. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate on $31,000 of its junior subordinated debentures to a fixed rate. The maturity date of the swap is March 15, 2010. The swap is considered to be effective and the assessment of the hedging relationship is evaluated under the hypothetical derivative method. At December 31, 2008, the swap had a fair value of $(953) which has been recorded in “Other Liabilities.” In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. As of December 31, 2008, there were $1,013 of deferred gains related to the swap, which will be amortized into net interest income over the designated hedging period ending in May 2009.

The Company accounts for all derivatives in accordance with Statement 133.

Treasury Stock: The Company had an active repurchase plan for the acquisition of its common stock until January 24, 2008. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Stock-Based Compensation: In 2002, the Company adopted the fair value method of recording stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Beginning in January 2006, the Company applied the revised procedures set forth in FASB’s revision to Statement 123, “Share-Based Payment” (“Statement 123R”). The adoption of Statement 123R did not materially impact the Company. Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date. Further, compensation expense is based on an estimate of the number of grants expected to vest and is recognized over the grants’ vesting period. The Company did not estimate any forfeitures for 2008, due to the low historical forfeiture rate. Expense associated with the Company’s stock-based compensation is included under the caption “Salaries and employee benefits” on the Statements of Income. See Note K, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Earnings Per Common Share: Earnings per common share are obtained by dividing net income available to common shareholders by weighted-average outstanding shares of common stock. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share takes into consideration the dilutive effect of outstanding unexercised stock option awards and warrants assuming the awards were exercised into common shares based on the treasury stock method using the average market price. If the option exercise price exceeded the fair value of the stock, the effect would be an anti-dilutive effect on earnings per share and, consequently, those shares would not have been included in the stock awards adjustment. See Note S, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Prior period share and per share data have been restated to reflect a three-for-two stock split effected in the form of a share dividend on August 28, 2006.

Impact of Recently-Issued Accounting Standards: In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement 157”), which provides guidance for using fair value to measure assets and liabilities. This statement also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. The Company adopted Statement 157 on January 1, 2008. The adoption of Statement 157 did not have a material impact on the Company. See Note O, “Disclosures about Fair Value of Financial Instruments,” for further disclosures regarding the Company’s adoption of Statement 157.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”) or Accounting Principles Board Opinion No. 12, “Omnibus Opinion-1967” (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted.

In March 2007, the FASB ratified the consensus the EITF reached regarding Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. Entities should recognize the effects of applying EITF 06-10 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company adopted EITF 06-4 and 06-10 on January 1, 2008, and the effect of adoption on the consolidated financial statements was a reduction in retained earnings of approximately $78.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

subsequent changes in fair value for that instrument must be reported in earnings. The Company adopted the provisions of Statement 159 on January 1, 2008. Since adoption, the Company has not elected the fair value option for eligible financial assets or financial liabilities not previously recorded at fair value.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces FASB Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their respective fair values. Statement 141R requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R will impact the Company’s accounting for and reporting of acquisitions completed after January 1, 2009.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement No. 133” (“Statement 161”). Statement 161 amends and expands the disclosure requirements for derivative instruments and hedging activities as provided by Statement 133. Statement 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedging activities are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedging activities affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, Statement 161 requires qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, quantitative disclosures presented in tabular format of the fair values of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative instruments. Statement 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting Statement 161 on its financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“Staff Position 157-3”). Staff Position 157-3 clarifies the application of Statement 157 in a market that is not active and addresses the following application issues: the manner in which the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; the manner in which available observable inputs in an inactive market should be considered when measuring fair value; and the manner in which the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. Staff Position 157-3 was immediately effective, including prior periods for which financial statements have not been issued. The Company applied the guidance provided in Staff

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Position 157-3 in determining the fair value for the Company’s trust preferred securities held in its securities portfolio. See Note O, “Disclosures about Fair Value of Financial Instruments,” for further disclosures regarding the Company’s application of Staff Position 157-3.

Note B – Securities Available for Sale

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2008
Obligations of other U.S. Government agencies and corporations	$58,792	$1,128	$—	$59,920
Mortgage-backed securities	447,297	6,713	(5,043)	448,967
Obligations of states and political subdivisions	112,129	1,344	(739)	112,734
Trust preferred securities	32,669	6	(12,132)	20,543
Other equity securities	53,089	265	(412)	52,942

	$703,976	$9,456	$(18,326)	$695,106

December 31, 2007
Obligations of other U.S. Government agencies and corporations	$115,438	$1,241	$(267)	$116,412
Mortgage-backed securities	261,641	2,021	(1,615)	262,047
Obligations of states and political subdivisions	118,479	1,365	(294)	119,550
Trust preferred securities	4,949	24	(66)	4,907
Other equity securities	36,717	44	(87)	36,674

	$537,224	$4,695	$(2,329)	$539,590

December 31, 2006
Obligations of other U.S. Government agencies and corporations	$92,479	$103	$(1,632)	$90,950
Mortgage-backed securities	206,217	456	(2,711)	203,962
Obligations of states and political subdivisions	110,280	1,133	(499)	110,914
Trust preferred securities	4,949	37	—	4,986
Other equity securities	17,253	—	—	17,253

	$431,178	$1,729	$(4,842)	$428,065

For the year ended December 31, 2008, there were no sales of securities available for sale. Gross gains on sales of securities available for sale for 2007 and 2006 were $221 and $382, respectively. Gross losses on sales of securities available for sale for 2007 and 2006 were $143 and $357, respectively. At December 31, 2008 and 2007, securities with a carrying value of approximately $422,102 and $382,683, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $46,538 and $31,678 were pledged as collateral for short-term borrowings at December 31, 2008 and 2007, respectively.

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Securities Available for Sale (continued)

	Amortized Cost	Fair Value
Securities Available for Sale
Due within one year	$21,267	$21,415
Due after one year through five years	64,343	65,565
Due after five years through ten years	72,781	73,089
Due after ten years	45,199	33,128
Mortgage-backed securities	447,297	448,967
Other equity securities	53,089	52,942

	$703,976	$695,106

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Lo1sses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Obligations of other U.S Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	37,342	(5,020)	2,676	(23)	40,018	(5,043)
Obligations of states and political subdivisions	32,311	(699)	735	(40)	33,046	(739)
Trust preferred securities	17,537	(12,132)	—	—	17,537	(12,132)
Other equity securities	883	(412)	—	—	883	(412)

Total	$88,073	$(18,263)	$3,411	$(63)	$91,484	$(18,326)

December 31, 2007
Obligations of other U.S Government agencies and corporations	$—	$—	$32,732	$(267)	$32,732	$(267)
Mortgage-backed securities	24,929	(347)	82,350	(1,268)	107,279	(1,615)
Obligations of states and political subdivisions	5,204	(65)	21,491	(229)	26,695	(294)
Trust preferred securities	1,883	(66)	—	—	1,883	(66)
Other equity securities	956	(87)	—	—	956	(87)

Total	$32,972	$(565)	$136,573	$(1,764)	$169,545	$(2,329)

The Company holds investments in pooled trust preferred securities. At December 31, 2008, this portfolio had a cost basis of $29,669 and a fair value of $17,537. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 308 financial institutions. As of December 31, 2008, management determined that there is not sufficient evidence to conclude that the decline in value of these securities is due to adverse changes that are likely to result in a permanent reduction in future cash flow. Management’s determination is based on the current credit ratings, the known deferrals and defaults by the underlying issuing banks and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted.

The Company also holds investments in mortgage-backed securities and CMO’s of institutions not sponsored by government entities, commonly referred to as “private-label” securities. At December 31, 2008, this portfolio had a cost basis of $32,860 and a fair value of $27,978. As of December 31, 2008, management determined that there is not sufficient evidence to conclude that the decline in value of these securities is due to adverse changes that are

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Securities Available for Sale (continued)

likely to result in a permanent reduction in future cash flow. Management’s determination is based on the current credit ratings of the securities, analysis of the credit scores of the underlying borrowers, analysis of the loan-to-value of the underlying collateral and the geographic location of the underlying borrowers.

Management does not believe unrealized losses in our securities portfolio, individually or in the aggregate, as of December 31, 2008 and 2007, represent an other-than-temporary impairment. The Company has both the intent and ability to hold the securities contained in the table above for the time necessary to recover the unrealized loss or until maturity.

Note C – Loans and the Allowance for Loan Losses

(In Thousands)

The following is a summary of loans as of December 31:

	2008	2007
Commercial, financial, agricultural	$312,648	$317,866
Lease financing	1,849	2,738
Real estate – construction	241,818	386,184
Real estate – 1-4 family mortgage	886,380	850,658
Real estate – commercial mortgage	1,015,894	948,322
Installment loans to individuals	72,400	81,006

Gross loans	2,530,989	2,586,774
Unearned income	(103)	(181)

Loans, net of unearned income	2,530,886	2,586,593
Allowance for loan losses	(34,905)	(26,372)

Net loans	$2,495,981	$2,560,221

The Company applied the provisions of SOP 03-3 on certain loans acquired in connection with the mergers with Capital and Heritage. At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” as of December 31 is as follows:

	2008	2007
Commercial	$4,532	$10,801
Consumer	137	59
Mortgage	575	930

Total outstanding balance	$5,244	$11,790

Total carrying amount	$3,466	$8,178

Changes in the accretable yield of these loans as of December 31 are as follows:

	2008	2007
Balance at January 1	$578	$21
Additions	—	—
Reclassifications from nonaccretable difference	69	868
Accretion	(617)	(311)

Balance at December 31	$30	$578

The Company did not increase the allowance for loan losses through a charge to the provision for loan losses on loans accounted for in accordance with SOP 03-3 during 2008 or 2007.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Loans and the Allowance for Loan Losses (continued)

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$26,372	$19,534	$18,363
Additions from business combinations	—	5,253	—
Provision for loan losses	22,804	4,838	2,408
Loans charged-off	(15,683)	(4,099)	(3,082)
Recoveries of loans previously charged-off	1,412	846	1,845

Balance at end of year	$34,905	$26,372	$19,534

At December 31, 2008 and 2007, nonaccrual loans totaled $35,661 and $14,231, respectively, while loans past due 90 days or more and still accruing interest were $4,252 and $2,046, respectively. Impaired loans recognized in conformity with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”), were as follows:

	December 31,
	2008	2007
Impaired loans with an allocated allowance for loan losses	$35,133	$11,656
Impaired loans without an allocated allowance for loan losses	259	15

Total impaired loans	$35,392	$11,671

Allocated allowance on impaired loans	$5,357	$1,610

	Year Ended December 31,
	2008	2007	2006
Average recorded investment in impaired loans	$23,531	$10,130	$6,645
Interest income recognized using the accrual basis of income recognition	$92	$67	$247
Interest income recognized using the cash-basis of income recognition	$1,012	$642	$424

Certain executive officers and directors of Renasant Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The aggregate dollar amount of these loans was $25,060 and $26,399 at December 31, 2008 and 2007, respectively. During 2008, $3,492 of new loans were made to related parties and payments received totaled $6,836. The loan balance to related parties increased $2,005 as a result of changes in related parties during the year.

Note D – Premises and Equipment

(In Thousands)

Bank premises and equipment accounts as of December 31 are summarized as follows:

	2008	2007
Premises	$51,902	$51,279
Leasehold improvements	5,065	3,695
Furniture and equipment	18,490	17,430
Computer equipment	9,992	9,283
Autos	368	393

Total	85,817	82,080
Accumulated depreciation	(38,825)	(34,527)

Net	$46,992	$47,553

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Premises and Equipment (continued)

Depreciation expense was $4,736, $4,272 and $4,052 at December 31, 2008, 2007 and 2006, respectively. The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $2,121, $1,866 and $1,531 for 2008, 2007 and 2006, respectively. The following is a summary of future minimum lease payments for years following December 31, 2008:

2009	$2,122
2010	1,763
2011	1,662
2012	1,667
2013	1,631
Thereafter	8,781

Total	$17,626

Note E – Goodwill and Other Intangible Assets

(In Thousands)

The following table provides a summary of finite-lived intangible assets as of December 31:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets:
Core deposits intangible	$15,585	$(7,146)	$15,585	$(5,085)
Other intangibles	1,390	(1,390)	1,390	(996)

Total finite-lived intangible assets	$16,975	$(8,536)	$16,975	$(6,081)

Aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2,455, $1,991 and $1,639, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2009	$1,967
2010	1,865
2011	1,428
2012	977
2013	831
Thereafter	1,371

The changes in the carrying amount of intangible assets during 2008 and 2007 are as follows:

	Goodwill	Core Deposits Intangible	Other Intangibles
Balance as of December 31, 2006	$91,361	$6,219	$716
Additions from business combinations	95,518	5,974	—
Amortization expense	—	(1,693)	(298)
Adjustment to previously recorded intangible assets	(459)	—	(24)

Balance as of December 31, 2007	$186,420	$10,500	$394

Amortization expense	—	(2,061)	(394)
Adjustment to previously recorded intangible assets	(1,536)	—	—

Balance as of December 31, 2008	$184,884	$8,439	$—

The adjustment to previously recorded goodwill in 2008 reflects tax benefits associated with the exercise of stock options assumed in connection with the mergers with Capital, Heritage and Renasant Bancshares, Inc. (“Renasant Bancshares”).

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note F – Deposits

(In Thousands)

The following is a summary of deposits as of December 31:

	2008	2007
Non-interest bearing	$284,227	$299,394
Interest bearing checking	213,247	147,418
Money market and savings	645,481	761,366
Time deposits	1,201,376	1,339,643

Total deposits	$2,344,331	$2,547,821

At December 31, 2008, the approximate scheduled maturities of time deposits are as follows:

2009	$838,713
2010	242,498
2011	64,011
2012	47,659
2013	8,362
Thereafter	133

Total	$1,201,376

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2008 and 2007 was $590,619 and $681,407, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $10,494 at December 31, 2008.

Note G – Short-Term Borrowings

(In Thousands)

Short-term borrowings as of December 31 are summarized as follows:

	2008	2007
Federal funds purchased	$63,800	$59,800
Treasury, tax and loan notes	4,494	10,000
Federal Home Loan Bank advances	225,000	287,000
Securities sold under agreements to repurchase	21,247	13,656

Total other borrowed funds	$314,541	$370,456

The average balances and cost of funds for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2008	2007	2006	2008	2007	2006
Federal funds purchased	$32,263	$17,589	$15,199	2.32%	4.87%	5.52%
Treasury, tax and loan notes	2,371	1,602	1,883	1.35	4.92	4.52
Federal Home Loan Bank advances	129,797	98,708	11,931	2.42	4.83	5.47
Securities sold under agreements to repurchase	17,810	8,856	4,751	1.37	2.71	2.34

Total other borrowed funds	$182,241	$126,755	$33,764	2.28%	4.69%	5.00%

The maximum amount outstanding of Federal Home Loan Bank advances at any month-end during 2008 was $225,000, and the weighted-average interest rate on these borrowings at December 31, 2008 was 0.78%. The Company maintains lines of credit with correspondent banks totaling $75,500 at December 31, 2008. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2008 or 2007. In addition, the Company maintains a treasury, tax and loan notes account with the Federal Reserve. The balance is collateralized by assets of Renasant Bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve’s need for funds.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note H – Long-Term Debt

(In Thousands)

Long-term debt as of December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Federal Home Loan Bank advances	$543,302	$177,717
Junior subordinated debentures	76,133	76,215

Total long-term debt	$619,435	$253,932

Long-term advances from the Federal Home Loan Bank (“FHLB”) outstanding at December 31, 2008 had maturities ranging from 2009 to 2025 with a combination of fixed and floating rates ranging from 2.50% to 7.93%. Weighted-average interest rates on outstanding advances at December 31, 2008 and 2007 were 3.61% and 5.11%, respectively. These advances are collateralized by a pledge of a blanket lien on the Company’s mortgage loans. The Company had availability on unused lines of credit with the FHLB of $173,099 at December 31, 2008.

The Company owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common stock (collectively referred to as “capital securities’) to buy floating rate debentures issued by the Company. The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee. Pursuant to the merger with Heritage, the Company assumed the debentures issued to Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued to Heritage Financial Statutory Trust I had a carrying value of $993 and $1,155 as of December 31, 2008 and 2007, respectively. The premium is being amortized through February 2015. Pursuant to the merger with Capital, the Company assumed the debentures issued to Capital Bancorp Capital Trust I. The discount associated with the Company’s assumption of the debentures issued to Capital Bancorp Capital Trust I had a carrying value of $120 and $200 as of December 31, 2008 and 2007, respectively. The discount is being amortized through June 2010.

The following table provides details on the debentures as of December 31, 2008:

	Principal Amount	Interest Rate	Year of Maturity
PHC Statutory Trust I	$20,619	4.72%	2033
PHC Statutory Trust II	31,959	3.87	2035
Heritage Financial Statutory Trust I	10,310	10.20	2031
Capital Bancorp Capital Trust I	12,372	5.64	2035

The interest rate for PHC Statutory Trust I reprices quarterly equal to the three-month LIBOR at the determination date plus 285 basis points. The debentures owned by PHC Statutory Trust I are currently redeemable at par.

The interest rate for PHC Statutory Trust II reprices quarterly equal to the three-month LIBOR at the determination date plus 187 basis points. On or after March 15, 2010, the debentures owned by PHC Statutory Trust II may be redeemed at par.

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

The Company has classified all of the debentures described in the above paragraph as Tier I capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note H – Long-Term Debt (continued)

capital. The new guidance, which becomes effective in March 2009, is not expected to impact the amount of debentures the Company includes in Tier 1 capital.

The aggregate stated maturities of long-term debt outstanding at December 31, 2008, are summarized as follows:

2009	$80,663
2010	169,706
2011	152,043
2012	40,778
2013	31,830
Thereafter	144,415

Total	$619,435

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2008, were approximately $614,311 and $27,497, respectively, compared to $794,592 and $27,843, respectively, at December 31, 2007.

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

Note J – Income Taxes

(In Thousands)

Deferred income taxes, included in “Other Assets,” reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No valuation allowance was recognized as the deferred tax assets were determined to be realizable in future years. This determination was based on the Company’s earnings history – the Company has no basis for believing future performance will not continue to follow the same pattern.

Significant components of the provision for income taxes (benefits) are as follows:

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$7,379	$12,692	$11,197
State	(294)	1,271	904

	7,085	13,963	12,101
Deferred
Federal	1,473	282	(682)
State	102	(176)	48

	1,575	106	(634)

	$8,660	$14,069	$11,467

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note J – Income Taxes (continued)

The reconciliation of income taxes (benefits) computed at the United States federal statutory tax rates to the provision for income taxes is:

	Year Ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	$11,449	$15,810	$13,507
Tax-exempt interest income	(1,665)	(1,738)	(1,631)
Income from Bank Owned Life Insurance	(755)	(932)	(649)
State income taxes, net of federal benefit	(191)	712	658
Other items-net	(178)	217	(418)

	$8,660	$14,069	$11,467

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$14,116	$11,469
Deferred compensation	6,655	5,963
Net unrealized losses on securities available for sale	3,393	—
Pension	1,654	—
Net operating loss carryforward	900	2,064
Other	2,900	3,024

Total deferred tax assets	29,618	22,520

Deferred tax liabilities:
Core deposit intangible	3,228	4,016
Depreciation	1,145	537
Net unrealized gains on securities available for sale	—	966
Pension	—	368
Other	3,626	3,594

Total deferred tax liabilities	7,999	9,481

Net deferred tax assets	$21,619	$13,039

The net operating loss carryforward arose through the operations of Heritage prior to the merger. The Company believes the net operating loss carryforward will be fully utilized by 2009.

As of December 31, 2008, the Company has $490 of unrecognized tax benefits related to federal and state income tax matters. If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate during 2008 relative to any tax positions taken prior to January 1, 2008. As of December 31, 2008, the Company has accrued $55 for interest and penalties related to uncertain tax positions. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2008.

Note K - Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code. The Company did not make a contribution to the pension plan for 2008 or 2007. The Company anticipates that a contribution will be required in 2009 due to changes made to the funding provisions of the Internal Revenue Code by the Pension Protection Act of 2006 and current market conditions. The plan’s accumulated benefit obligations and the projected benefit obligations are substantially the same since benefit accruals under the plan ceased at 1996 levels.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K - Employee Benefit and Deferred Compensation Plans (continued)

The Company also provides retiree health care benefits for certain employees who were employed by the Company and enrolled in the Company’s health plan as of December 31, 2004. To receive benefits, an eligible employee must retire from service with the Company and its affiliates, between age 55 and 65, and be credited with at least 15 years of service or with 70 points, determined as the sum of age and service at retirement. The Company periodically determines the portion of the premium to be paid by each eligible retiree and the portion to be paid by the Company. Coverage ceases when an employee attains age 65 and is eligible for Medicare. The Company also provides life insurance coverage for each retiree in the face amount of $5,000 until age 70. Retirees can purchase additional insurance or continue coverage beyond age 70 at their sole expense.

The Company has accounted for its obligation related to these retiree benefits in accordance with FASB Statement No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions.” The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation nor the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2008, and for the year then ended.

Pension Benefits represent the defined benefit pension plan previously maintained by the Company and Other Benefits represent the post-retirement health and life plans. There is no additional minimum pension liability required to be recognized. Information relating to the defined benefit pension and post-retirement health and life plans as of December 31, 2008, and 2007 is as follows:

	Pension Benefits
	2008	2007
Asset allocation
Cash and cash equivalents	5%	4%
U.S. government bonds	7	14
Other corporate bonds	40	25
Common corporate stocks	48	57

	100%	100%

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$16,270	$17,077	$1,121	$1,209
Service cost	—	—	39	44
Interest cost	1,023	996	73	67
Plan participants’ contributions	—	—	88	87
Actuarial (gain)/loss	424	(935)	137	(84)
Curtailments	—	—	—	—
Benefits paid	(1,472)	(868)	(283)	(202)

Benefit obligation at end of year	$16,245	$16,270	$1,175	$1,121

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$18,258	$18,248
Actual return on plan assets	(3,647)	878
Contribution by employer	—	—
Benefits paid	(1,472)	(868)

Fair value of plan assets at end of year	$13,139	$18,258

Weighted-average assumptions as of December 31
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K - Employee Benefit and Deferred Compensation Plans (continued)

The plan expense for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2008, 2007 and 2006 is as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$39	$43	$47
Interest cost	1,023	996	976	73	69	72
Expected return on plan assets	(1,418)	(1,408)	(1,374)	—	—	—
Prior service cost recognized	30	30	30	—	3	3
Recognized actuarial loss	314	403	475	68	66	68
Recognized curtailment loss	—	—	—	—	—	3

Net periodic benefit cost	$(51)	$21	$107	$180	$181	$193

Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2009	$1,003	$154
2010	1,019	152
2011	1,038	136
2012	1,121	109
2013	1,196	120
Thereafter	6,339	608

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, 2008, are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$(12)	$—
Actuarial loss	(6,363)	(424)

Total	$(6,375)	$(424)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$20	$—
Actuarial loss	356	67

Total	$376	$67

The investment objective for the pension or defined benefit plan is to achieve above average income and moderate long term growth. Management seeks to accomplish this objective by combining an equity income strategy (approximately 50%), which generally invests in larger capitalization common stocks, and an intermediate fixed income strategy (approximately 50%), which generally invests in U.S. Government securities and investment grade corporate bonds. It is management’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by management.

The plan’s expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K - Employee Benefit and Deferred Compensation Plans (continued)

The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are generally eligible to participate in the plan upon the attainment of age 21 and the completion of six months of service. Company contributions are allocated to eligible employees who are employed on the last day of each plan year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2008, 2007 and 2006 were $3,605, $3,333 and $2,896, respectively.

The Company adopted the “Performance Based Rewards” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2007 and 2006 was $616 and $2,325, respectively. The Company did not make any payments under the plan during 2008 and thus did not incur any expense.

The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or to the deferred compensation plan maintained for their benefit, subject to maximums that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to a deferred compensation plan are invested in the discretion of each participant from among designated investment alternatives. Directors and officers who participated in the Company’s deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2008, 2007 and 2006 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,168, $1,128 and $1,200, respectively.

The Company assumed four supplemental executive retirement plans (SERPs) in connection with the merger with Capital. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. At December 31, 2008, the supplemental executive retirement liabilities totaled $1,086. The plans are not qualified under Section 401 of the Internal Revenue Code.

At December 31, 2008, an aggregate of 2,083,061 common shares were reserved for issuance under the Company’s employee benefit plans. During 2008, the Company repurchased approximately 95,985 shares under an approved repurchase plan. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans. The repurchase plan was discontinued in January 2008.

In 2001, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and restricted stock. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $689, $934 and $724 for the years ended December 31, 2008, 2007 and 2006, respectively, for options granted under the plan.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K - Employee Benefit and Deferred Compensation Plans (continued)

	2008 Grant	2007 Grant	2006 Grant
Dividend yield	3.86%	2.45%	2.64%
Expected volatility	21%	21%	22%
Risk-free interest rate	3.45%	4.72%	4.35%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$2.66	$6.98	$6.99

The total intrinsic value of options and warrants exercised during the years ended December 31, 2008, 2007 and 2006 was $2,743, $1,063 and $1,096, respectively. Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $738 and $302, respectively, at December 31, 2008. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.3 years and 1.4 years for stock options and restricted stock, respectively.

In connection with its merger with Capital, the Company assumed the Capital Bancorp, Inc. 2001 Stock Option Plan, under which options to purchase an aggregate of 224,966 shares of the Company’s common stock were outstanding as of the date of assumption. No additional options or other forms of equity incentives will be granted or awarded under either of these plans.

The following table summarizes information about options issued under our incentive plan as of and for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	1,223,648	$18.71
Granted	184,500	17.63
Exercised	(227,803)	11.16
Forfeited	(38,883)	23.51

Outstanding at end of year	1,141,462	$19.87	6.21	$1,501

Exercisable at end of year	802,624	$18.82	5.29	$1,492

The Company awards performance-based restricted stock to executives under the incentive plan and time-based restricted stock to other officers and employees. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding financial performance measures defined by the Board of Directors. No performance-based shares vested during 2008 because performance at the threshold level was not achieved. Time-based restricted stock vests at the end of a three-year service period. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $325, $510 and $747 for the years ended December 31, 2008, 2007 and 2006, respectively, for restricted stock awarded under the plan.

The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2008:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	50,000	$21.88
Granted	26,750(1)	17.69	3,000	17.63
Vested	—	—	(21,000)	21.93
Cancelled	(26,750)	17.69	(3,000)	19.78

Nonvested at end of year	—	$—	29,000	$21.61

(1)	Assumes target levels of performance are met for performance-based awards.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note L - Restrictions on Cash, Bank Dividends, Loans or Advances

(In Thousands)

Renasant Bank is required to maintain average balances with the Federal Reserve. The average amount of those balances for the years ended December 31, 2008 and 2007 was approximately $19,976 and $16,303, respectively.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the transfer from Renasant Bank of sufficient funds to pay such dividends. Certain restrictions exist regarding the ability of Renasant Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends, which are limited to earned surplus in excess of three times capital stock. At December 31, 2008, the unrestricted surplus for Renasant Bank was approximately $460,100.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2008, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $31,587. There were no loans outstanding from Renasant Bank to the Company at December 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum amounts and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets (as defined), 4% of average assets (as defined) and total capital of 8% of risk-weighted assets (as defined). As of December 31, 2008, Renasant Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Renasant Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios of 10%, 6% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for our banking subsidiary at December 31:

	2008		2007
	Amount	Ratio	Amount	Ratio
The Company
Total Capital	$325,982	12.10%	$302,254	10.86%
Tier I Capital	292,287	10.85%	275,883	9.91%
Tier I Leverage	292,287	8.34%	275,883	8.09%

Renasant Bank
Total Capital	$315,867	11.74%	$293,724	10.57%
Tier I Capital	282,233	10.49%	267,353	9.62%
Tier I Leverage	282,233	8.07%	267,353	7.88%

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table provides financial information for our operating segments for the years ended December 31, 2008, 2007 and 2006. The increase in the Tennessee region for the year ended December 31, 2007 as compared to the year ended December 31, 2006 set forth in the table below primarily reflects the acquisition of Capital.

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
2008:
Net interest income	$47,475	$30,587	$20,970	$111	$10,299	$109,442
Provision for loan losses	7,535	9,361	5,908	—	—	22,804
Noninterest income	31,465	4,439	9,424	3,929	4,785	54,042
Noninterest expense	32,198	20,013	16,915	3,225	35,617	107,968

Income before income taxes	39,207	5,652	7,571	815	(20,533)	32,712
Income taxes	10,925	1,575	2,110	317	(6,267)	8,660

Net income (loss)	$28,282	$4,077	$5,461	$498	$14,266)	$24,052

Total assets	$1,603,777	$1,362,499	$736,320	$7,778	$5,606	$3,715,980
Goodwill	2,265	133,316	46,520	2,783	—	184,884

2007:
Net interest income	$55,312	$23,404	$20,616	$92	$(3,603)	$95,821
Provision for loan losses	770	1,861	2,207	—	—	4,838
Noninterest income	31,205	2,755	9,546	3,963	4,718	52,187
Noninterest expense	31,191	14,553	17,003	3,147	32,106	98,000

Income before income taxes	54,556	9,745	10,952	908	(30,991)	45,170
Income taxes	17,475	3,121	3,508	326	(10,361)	14,069

Net income (loss)	$37,081	$6,624	$7,444	$582	$20,630)	$31,101

Total assets	$1,555,787	$1,278,167	$766,844	$7,202	$4,287	$3,612,287
Goodwill	2,265	134,550	46,822	2,783	—	186,420

2006:
Net interest income	$55,966	$11,759	$21,135	$40	$(4,837)	$84,063
Provision for loan losses	1,850	440	118	—	—	2,408
Noninterest income	28,890	1,348	8,125	3,702	3,878	45,943
Noninterest expense	30,998	8,641	15,740	3,014	30,613	89,006

Income before income taxes	52,008	4,026	13,402	728	(31,572)	38,592
Income taxes	15,936	1,234	4,107	257	(10,067)	11,467

Net income (loss)	$36,072	$2,792	$9,295	$471	$(21,505)	$27,125

Total assets	$1,461,730	$449,561	$688,797	$6,337	$4,931	$2,611,356
Goodwill	2,265	39,217	47,096	2,783	—	91,361

Renasant Corporation and Subsidiaries

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

Securities available for sale: Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Derivative instruments: The fair value of the mortgage loan commitments are based on readily available fair values, obtained in the open market from mortgage investors. The fair value of the interest rate swap is based on the projected future cash flows.

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Short-term borrowings: Short-term borrowings consist of federal funds purchased, treasury, tax and loan notes and securities sold under agreements to repurchase. The fair value of these short-term borrowings approximates the carrying value of the amounts reported in the consolidated balance sheet for each respective account.

Federal Home Loan Bank advances: The fair value for Federal Home Loan Bank advances was determined by discounting the cash flow using the current market rate.

Junior subordinated debentures: The fair value for our junior subordinated debentures was determined by discounting the cash flow using the current market rate.

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$100,394	$100,394	$99,793	$99,793
Securities available for sale	695,106	695,106	539,590	539,590
Mortgage loans held for sale	41,805	41,805	37,468	37,468
Loans, net	2,495,981	2,511,845	2,560,221	2,582,398
Derivative instruments	150	150	1,875	1,875
Financial liabilities:
Deposits	2,344,331	2,359,423	2,547,821	2,549,414
Short-term borrowings	89,541	89,541	83,456	83,456
Federal Home Loan Bank advances	768,302	780,246	464,717	467,597
Junior subordinated debentures	76,133	77,388	76,215	84,480
Derivative instruments	953	953	—	—

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note O – Disclosures about Fair Value of Financial Instruments (continued)

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

Derivative instruments: Derivative instruments consist of mortgage loan commitments and an interest rate swap. The fair value of the mortgage loan commitments reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company. Interest rate swaps are extensively traded in over-the-counter markets at prices based upon projections of future cash payments/receipts discounted at market rates. The fair value of the Company’s interest rate swap is determined based upon its discounted cash flows.

The following table presents assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Securities available for sale	$—	$624,625	$70,481	$695,106
Derivative instruments	—	(803)	—	(803)

	$—	$623,822	$70,481	$694,303

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the year ended December 31, 2008:

Securities available for sale
Balance as of January 1, 2008	$ 36,674
Realized gains included in net income	964
Unrealized gains (losses) included in other comprehensive income	(12,236)
Purchases, sales, issuances, and settlements (net)	43,130
Transfers in and/or out of Level 3	1,949

Balance as of December 31, 2008	$ 70,481

Investments in pooled trust preferred securities with a fair value totaling $17,537 were classified as Level 3 at December 31, 2008. These securities were classified as Level 3 primarily due to absence of market activity resulting in a lack of observable inputs for comparable trades that could be used to establish a benchmark for valuation. Fair values for these securities were determined using discounted cash flow models, which incorporated certain assumptions and projections in determining fair values assigned.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note O – Disclosures about Fair Value of Financial Instruments (continued)

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the consolidated balance sheet at December 31, 2008 and 2007, respectively.

Impaired loans: Loans considered impaired as defined in Statement 114 are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or the fair value of the real estate less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during 2008 that were still held in the balance sheet at December 31, 2008, the following table provides the hierarchy level and the fair value of the related assets:

	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
Impaired loans	$—	$—	$35,392	$35,392	$5,357
Other real estate owned	—	—	6,735	6,735	747

Impaired loans with a carrying value of $35,392 had an allocated allowance for loan losses of $5,357 at December 31, 2008. The allocated allowance is based on the carrying value of the impaired loan and fair value of the underlying collateral less estimated costs to sell. The $5,357 was included in the provision for loan losses for the year ended December 31, 2008.

In 2008, OREO with a carrying amount of $7,482 was written down to $6,735, resulting in a loss of $747, which was included in the results of operations for the year ended December 31, 2008.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Renasant Corporation (Parent Company Only) Condensed Financial Information

(In Thousands)

Balance Sheets	December 31,
	2008	2007
Assets
Cash and cash equivalents*	$6,085	$5,363
Investments	3,218	3,291
Investment in bank subsidiary*	463,996	463,564
Accrued interest receivable on bank balances*	47	79
Stock options receivable*	1,191	885
Other assets	3,648	2,888

Total assets	$478,185	$476,070

Liabilities and shareholders’ equity
Junior subordinated debentures	$76,133	$76,215
Other liabilities	1,681	782
Shareholders’ equity	400,371	399,073

Total liabilities and shareholders’ equity	$478,185	$476,070

*	Eliminates in consolidation

Statements of Income	Year Ended December 31,
	2008	2007	2006
Income
Dividends from bank subsidiary*	$16,321	$19,081	$14,751
Interest income from bank subsidiary*	84	113	92
Other dividends	146	190	154
Other income	30	2	62

Total income	16,581	19,386	15,059

Expenses	5,497	6,097	5,451

Income before income tax credits and equity in undistributed net income of bank subsidiary	11,084	13,289	9,608
Income tax benefit	(2,004)	(2,255)	(1,968)

	13,088	15,544	11,576
Equity in undistributed net income of bank subsidiary*	10,964	15,557	15,549

Net income	$24,052	$31,101	$27,125

*	Eliminates in consolidation

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$24,052	$31,101	$27,125
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(10,964)	(15,557)	(15,549)
Amortization	(113)	273	(161)
(Increase) decrease in other assets	(430)	3,177	(1,299)
Increase (decrease) in other liabilities	1,218	(136)	(523)

Net cash provided by operating activities	13,763	18,858	9,593

Investing activities
Purchase of securities available for sale	—	—	(1,000)
Investment in subsidiaries	—	(56,982)	—

Net cash used in investing activities	—	(56,982)	(1,000)

Financing activities
Proceeds from advances from subsidiary	1,000	2,000	—
Repayment of advances from subsidiary	(1,000)	(2,000)	—
Cash paid for dividends	(14,321)	(12,581)	(9,774)
Purchase of treasury stock	(2,004)	(7,810)	—
Cash received on exercise of stock-based compensation	3,284	1,297	1,234
Proceeds from equity offering	—	58,126	—

Net cash (used in) provided by financing activities	(13,041)	39,032	(8,540)

Increase in cash and cash equivalents	722	908	53
Cash and cash equivalents at beginning of year	5,363	4,455	4,402

Cash and cash equivalents at end of year	$6,085	$5,363	$4,455

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q – Quarterly Results of Operations

(In Thousands, Except Share Data) (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations. The increases in the third quarter of 2007 primarily reflect the acquisition of Capital.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Interest income	$53,383	$50,465	$50,004	$47,110
Interest expense	26,226	22,963	22,063	20,268

Net interest income	27,157	27,502	27,941	26,842
Provision for loan losses	2,625	2,200	3,000	14,979
Noninterest income	13,857	13,790	13,644	12,751
Noninterest expense	26,798	27,698	27,784	25,688

Income before income taxes	11,591	11,394	10,801	(1,074)
Income taxes	3,314	3,409	3,243	(1,306)

Net income	$8,277	$7,985	$7,558	$232

Basic earnings per share	$0.40	$0.38	$0.36	$0.01

Diluted earnings per share	$0.39	$0.38	$0.36	$0.01

2007
Interest income	$41,710	$43,541	$56,636	$56,316
Interest expense	21,049	22,022	29,938	29,373

Net interest income	20,661	21,519	26,698	26,943
Provision for loan losses	750	800	1,313	1,975
Gains (losses) on securities available for sale	79	(1)	—	—
Other noninterest income	12,598	12,868	13,446	13,197
Noninterest expense	22,501	23,367	26,689	25,443

Income before income taxes	10,087	10,219	12,142	12,722
Income taxes	3,125	3,132	3,845	3,967

Net income	$6,962	$7,087	$8,297	$8,755

Basic earnings per share	$0.45	$0.42	$0.39	$0.42

Diluted earnings per share	$0.44	$0.41	$0.39	$0.41

Note R – Other Comprehensive Income

(In Thousands)

The components of other comprehensive income for the years ended December 31 are as follows:

	2008	2007	2006
Unrealized holding gains (losses) on securities available for sale, net of tax (benefit) expense of $(4,260), $2,088 and $1,098	$(6,877)	$3,371	$1,771
Reclassification adjustment for gains realized in net income, net of tax expense of $30 and $10	—	(48)	(15)

Unrealized holding gains on interest rate swaps, net of tax expense of $175, $501 and $168	284	809	272
Reclassification adjustment for gains realized in net income, net of tax expense of $822	(1,328)	—	—

Net change in defined benefit pension and post-retirement benefit plans, net of tax (benefit) expense of $(1,995) and $380	(3,220)	613	—

Total other comprehensive (loss) income	$(11,141)	$4,745	$2,028

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note S – Net Income Per Common Share

(In Thousands, Except Share Data)

Weighted average shares outstanding have been adjusted for prior periods for the effect of the three-for-two stock split issued on August 28, 2006. Basic and diluted net income per common share calculations are as follows:

	Year Ended December 31,
	2008	2007	2006
Basic
Net income applicable to common stock	$24,052	$31,101	$27,125

Average common shares outstanding	20,961,364	18,679,857	15,515,223

Net income per common share - basic	$1.15	$1.66	$1.75

	Year Ended December 31,
	2008	2007	2006
Diluted
Net income applicable to common stock	$24,052	$31,101	$27,125

Average common shares outstanding	20,961,364	18,679,857	15,515,223
Effect of dilutive stock-based compensation	156,850	309,422	337,791

Average common shares outstanding - diluted	21,118,214	18,989,279	15,853,014

Net income per common share - diluted	$1.14	$1.64	$1.71

Note T – Mergers and Acquisitions

(In Thousands, Except Share Data)

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note T – Mergers and Acquisitions (continued)

Net Assets Acquired:
Stockholders’ equity at July 1, 2007	$36,267
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(140)
Loans, net of unearned income	(6,163)
Fixed assets	(168)
Core deposits intangible	5,974
Other assets	(43)
Deposits	(359)
FHLB advances	(80)
Trust preferred securities	240
Other liabilities	43
Deferred income taxes	311

Total Net Assets Acquired		35,882

Goodwill Resulting from Merger		$95,518

The following table summarizes the assets acquired and liabilities assumed in connection with the merger with Capital:

Cash and cash equivalents	$8,801
Securities	72,266
Mortgage loans held for sale	1,440
Loans, net of unearned income	515,982
Allowance for loan losses	(5,554)
Other assets	21,867
Total assets	614,802

Deposits	490,257
Borrowings	84,127
Other liabilities	4,151

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

	Year Ended December 31,
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

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended) are effective for timely alerting them to material information required to be included in our periodic SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The information appearing under the headings “Executive Officers,” “Executive Compensation” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com under the link, “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804, Attention: Director of Investor Relations. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the heading “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the heading “Board of Directors” and “Executive Compensation” in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table includes certain information about the Company’s equity compensation plans as of December 31, 2008:

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	955,125	$21.70	505,316
Equity compensation plans not approved by security holders(2)	293,439	10.52(3)	60,398

Total	1,248,564	$19.87	565,714

(1)

The shareholder approved plan is the 2001 Long-Term Incentive Plan. A total of 1,537,500 shares of common stock have been authorized for issuance under the plan. As of December 31, 2008, 29,000 shares of unvested restricted stock and options to acquire 955,125 shares were outstanding.

(2)	As of December 31, 2008, there were four equity compensation plans that were not approved by our shareholders:

—

In connection with its merger with Renasant Bancshares, Inc., the Company assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 1,676 shares of the Company’s common stock remain outstanding as of December 31, 2008; no additional options or other forms of equity incentives will be granted or awarded under the plan.

—

In connection with its merger with Heritage, the Company assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 18,000 shares of the Company’s common stock remained outstanding as of December 31, 2008; no additional options or other forms of equity incentives will be granted or awarded under the plan.

—

In connection with its merger with Capital, the Company assumed the Capital 2001 Stock Option Plan, under which options to purchase an aggregate of 166,662 shares of the Company’s common stock remained outstanding as of December 31, 2008; no additional options or other forms of equity incentives will be granted or awarded under the plan.

—

One of the Company’s deferred compensation plans provides that deferred amounts are invested in units representing shares of our common stock. At the end of each participant’s deferral period, the units are distributed in the form of common stock. Units are allocated to each participant’s account based on quarterly average market price. An aggregate of 167,500 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 107,102 shares of our common stock have been credited to participant accounts.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2008, 2007 and 2006 are included in Part II, Item 8 herein:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting

(ii)	Report of Independent Registered Public Accounting Firm

(iii)	Consolidated Balance Sheets – December 31, 2008 and 2007

(iv)	Consolidated Statements of Income – Years ended December 31, 2008, 2007 and 2006

(v)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2008, 2007 and 2006

(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007 and 2006

(vii)	Notes to Consolidated Financial Statements – December 31, 2008

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)	Agreement and Plan of Merger dated as of February 17, 2004 and related Plan of Merger among Renasant Bancshares, Inc., The Peoples Holding Company and Peoples Merger Corporation, a wholly-owned subsidiary of the Company. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request. (1)

(2)(ii)	Agreement and Plan of Merger dated as of July 15, 2004 and related Plan of Merger by and among The Peoples Holding Company, Renasant Bank, Heritage Financial Holding Corporation and Heritage Bank, as amended by Amendment No. 1 to Agreement and Plan of Merger dated November 22, 2004. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request.(2)

(2)(iii)	Agreement and Plan of Merger dated as of February 5, 2007 by and among Renasant Corporation, Renasant Bank, Capital Bancorp, Inc. and Capital Bank & Trust Company, as amended by Amendment Number One to Agreement and Plan of Merger dated March 2, 2007. Pursuant to Item 601(b)(2) of Regulation S-K, the disclosure schedules to this agreement have been omitted from this filing. The Registrant agrees to furnish the SEC a copy of such schedules upon request.(3)

(3)(i)	Articles of Incorporation of the Company, as amended(4)

(3)(ii)	Bylaws of the Company, as amended(5)

(4)(i)	Articles of Incorporation of the Company, as amended(4)

(4)(ii)	Bylaws of the Company, as amended(5)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(6)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(7)

(10)(iii)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(8)

(10)(iv)	Employment Agreement dated as of July 14, 2004 by and between Larry R. Mathews, The Peoples Holding Company and The Peoples Bank & Trust Company*(9)

(10)(v)	Termination and Release Agreement dated as of January 1, 2005 by and among Larry R. Mathews, Heritage Financial Holding Corporation and Heritage Bank*(10)

(10)(vi)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(11)

(10)(vii)	Description of Performance Based Rewards Bonus Plan*(12)

(10)(viii)	Employment Agreement dated as of July 1, 2004 by and between Francis J. Cianciola and The Peoples Holding Company*(13)

(10)(ix)	Renasant Bank Executive Deferred Income Plan, as amended*(14)

(10)(x)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(15)

(10)(xi)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation.*(16)

(10)(xii)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(17)

(10)(xiii)	Employment Agreement dated as of June 29, 2007 by and between John W. Gregory, Jr. and Renasant Bank.*(18)

(10)(xviii)	Termination and Release Agreement dated as of June 29, 2007 by and among John W. Gregory, Jr., Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(19)

(10)(xiv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(20)

(10)(xv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(21)

(10)(xvi)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for John W. Gregory, Jr., executed June 29, 2007.*(22)

(10)(xvii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for John W. Gregory, Jr., executed June 29, 2007.*(23)

(10)(xviii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(24)

(10)(xxix)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for John W. Gregory, Jr., executed June 29, 2007.*(25)

(10)(xx)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan*(26)

(10)(xxi)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(27)

(10)(xxii)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(28)

(10)(xxiii)	Separation Agreement dated February 11, 2009 between the Company and Larry R. Mathews*(29)

(10)(xxiv)	Renasant Corporation Severance Pay Plan*(30)

(10)(xxv)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Stuart R. Johnson*(31)

(10)(xxvi)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and C. Mitchell Waycaster*(32)

(21)	Subsidiaries of the Registrant

(23)	Consent of Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(1)	Filed as Annex A-1 to the Form S-4 Registration Statement of the Company (File No. 333-114309) filed with the Securities and Exchange Commission on April 8, 2004 and incorporated herein by reference.

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

(4)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(5)	Filed as exhibit 3.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on October 21, 2008 and incorporated herein by reference.

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

(7)

Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002, and, as to the amendment and restatement of the plan, as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 19, 2006, and, as to the amendments to the amended and restated plan, as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-141185) filed with the Securities and Exchange Commission on June 29, 2007, and as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference.

(8)

Filed as exhibit 99 to the Form S-8 Registration Statement of the Company (File No. 333-117987) filed with the Securities and Exchange Commission on August 6, 2004 and incorporated herein by reference.

(9)	Filed as exhibit 10.11 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.

(10)	Filed as exhibit 10.12 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 6, 2005 and incorporated herein by reference.

(11)	Filed as exhibit 10.13 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 24, 2005 and incorporated herein by reference.

(12)	Filed under Item 1.01 of the Form 8-K of the Company filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.

(13)	Filed as exhibit 10.16 to the Form 10-K of the Company filed with the Securities and Exchange Commission on March 14, 2005 and incorporated herein by reference.

(14)

Filed as exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the amendment of the plan, as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference.

(15)

Filed as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the amendment of the plan, as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference.

(16)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(17)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(18)	Filed as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(19)	Filed as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(20)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(21)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(22)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(23)	Filed as exhibit 10.8 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(24)	Filed as exhibit 10.9 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(25)	Filed as exhibit 10.10 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(26)

Filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(27)

Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(28)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by reference.

(29)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(30)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(31)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(32)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

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

RENASANT CORPORATION

Date: March 6, 2009	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Date: March 6, 2009	by:	/s/ William M. Beasley
William M. Beasley
Director

Date: March 6, 2009	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 6, 2009	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 6, 2009	by:	/s/ Francis J. Cianciola
Francis J. Cianciola
Executive Vice President and Director

Date: March 6, 2009	by:	/s/ John M. Creekmore
John M. Creekmore
Director

Date: March 6, 2009	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date: March 6, 2009	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 6, 2009	by:	/s/ John T. Foy
John T. Foy
Director

Date: March 6, 2009	by:	/s/ T. Michael Glenn
T. Michael Glenn
Director

Date: March 6, 2009	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

S – 1

Date: March 6, 2009	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date: March 6, 2009	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date: March 6, 2009	by:	/s/ Harold B. Jeffreys
Harold B. Jeffreys
Director

Date: March 6, 2009	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date: March 6, 2009	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 6, 2009	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2009	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 6, 2009	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date: March 6, 2009	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date: March 6, 2009	by:	/s/ H. Joe Trulove
H. Joe Trulove
Director

Date: March 6, 2009	by:	/s/ J. Larry Young
J. Larry Young
Vice Chairman of the Board and Director

S – 2

EXHIBIT INDEX

Exhibit Number	Description

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.