Form 10-Q
period 2009-03-31
RENASANT CORP
filed 2009-05-11
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-13253

RENASANT CORPORATION

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0676974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

209 Troy Street, Tupelo, Mississippi 38804-4827

(Address of principal executive offices) (Zip Code)

662-680-1001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $5.00 Par Value, 21,072,601 shares outstanding as of April 30, 2009.

RENASANT CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Income – Three Months Ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3

Quantitative and Qualitative Disclosures about Market Risk	23

Item 4

Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A

Risk Factors	24

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6

Exhibits	24

SIGNATURES	26

EXHIBIT INDEX	27

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited) March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$79,199	$81,427
Interest-bearing balances with banks	97,039	18,967

Cash and cash equivalents	176,238	100,394
Securities available for sale	709,950	695,106
Mortgage loans held for sale	55,194	41,805
Loans, net of unearned income	2,506,780	2,530,886
Allowance for loan losses	(35,181)	(34,905)

Net loans	2,471,599	2,495,981
Premises and equipment, net	46,204	46,992
Intangible assets, net	192,822	193,323
Other assets	143,210	142,379

Total assets	$3,795,217	$3,715,980

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$303,536	$284,227
Interest-bearing	2,385,769	2,060,104

Total deposits	2,689,305	2,344,331
Short-term borrowings	29,705	314,541
Long-term debt	642,425	619,435
Other liabilities	33,687	37,302

Total liabilities	3,395,122	3,315,609
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 21,067,539 shares outstanding at March 31, 2009 and December 31, 2008	113,954	113,954
Treasury stock, at cost	(28,044)	(28,044)
Additional paid-in capital	184,551	184,273
Retained earnings	144,843	142,427
Accumulated other comprehensive loss	(15,209)	(12,239)

Total shareholders’ equity	400,095	400,371

Total liabilities and shareholders’ equity	$3,795,217	$3,715,980

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans	$35,766	$46,330
Securities
Taxable	6,948	5,643
Tax-exempt	1,135	1,193
Other	61	217

Total interest income	43,910	53,383
Interest expense
Deposits	12,192	19,861
Borrowings	6,405	6,365

Total interest expense	18,597	26,226

Net interest income	25,313	27,157
Provision for loan losses	5,040	2,625

Net interest income after provision for loan losses	20,273	24,532
Noninterest income
Service charges on deposit accounts	5,425	5,433
Fees and commissions	4,682	3,765
Insurance commissions	828	857
Trust revenue	491	626
Gains on sales of securities available for sale	427	—
BOLI income	467	397
Gains on sales of mortgage loans held for sale	1,776	1,521
Other	666	1,258

Total noninterest income	14,762	13,857
Noninterest expense
Salaries and employee benefits	14,744	14,718
Data processing	1,329	1,307
Net occupancy	2,163	2,194
Equipment	1,086	1,179
Professional fees	927	839
Advertising and marketing	563	727
Intangible amortization	501	584
Communications	1,094	1,195
Other	4,513	4,055

Total noninterest expense	26,920	26,798

Income before income taxes	8,115	11,591
Income taxes	2,109	3,314

Net income	$6,006	$8,277

Basic earnings per share	$0.29	$0.40

Diluted earnings per share	$0.28	$0.39

Cash dividends per common share	$0.17	$0.17

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net cash (used in) provided by operating activities	$(1,301)	$27,002
Investing activities
Purchases of securities available for sale	(111,087)	(147,816)
Proceeds from sales of securities available for sale	26,831	—
Proceeds from call/maturities of securities available for sale	65,042	58,952
Net decrease (increase) in loans	17,094	(831)
Proceeds from sales of premises and equipment	53	6
Purchases of premises and equipment	(378)	(1,907)

Net cash used in investing activities	(2,445)	(91,596)
Financing activities
Net increase in noninterest-bearing deposits	19,309	4,777
Net increase in interest-bearing deposits	325,665	74,169
Net decrease in short-term borrowings	(284,836)	(309,002)
Proceeds from long-term debt	50,000	310,655
Repayment of long-term debt	(26,958)	(2,083)
Purchases of treasury stock	—	(2,004)
Cash paid for dividends	(3,590)	(3,568)
Cash received on exercise of stock-based compensation	—	1,779
Excess tax benefit from stock-based compensation	—	546

Net cash provided by financing activities	79,590	75,269

Net increase in cash and cash equivalents	75,844	10,675
Cash and cash equivalents at beginning of period	100,394	99,793

Cash and cash equivalents at end of period	$176,238	$110,468

Supplemental disclosures
Transfers of loans to other real estate	$2,483	$5,589

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note B - Recent Accounting Pronouncements

Statement No. 161: In March 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities as provided by Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”). Statement No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedging activities are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedging activities affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, Statement No. 161 requires qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, quantitative disclosures presented in tabular format of the fair values of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative instruments. The Company adopted Statement No. 161 on January 1, 2009. The adoption of Statement No. 161 did not have a material impact on the Company. See Note D, “Derivative Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of Statement No. 161.

FSP FAS 132(R)-1: In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). This Staff Position amends Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require further disclosures about the fair value measurements of an employer’s benefit plan assets, including disclosures about the following: how investment allocation decisions are made, including the factors material to an understanding of investment policies and strategies; major categories of plan assets; information about inputs and valuation techniques, including the fair value hierarchy classifications, as defined by Statement No. 157, “Fair Value Measurements” (“Statement No. 157”), of the major categories of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years beginning on or after December 15, 2009, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 132(R)-1 on its financial statements.

FSP EITF 99-20-1: In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which amends the impairment guidance in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 was effective for interim and annual reporting periods

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note B - Recent Accounting Pronouncements (continued)

ending after December 15, 2008, and was to be applied prospectively. Retroactive application was not permitted. The Company adopted FSP EITF 99-20-1 on January 1, 2009. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company.

FSP FAS 141(R)-1: In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This Staff Position amends and clarifies Statement No. 141, “Business Combinations,” to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value, at the acquisition date, of an asset acquired or liability assumed cannot be determined, FSP FAS 141(R)-1 requires using the guidance under Statement No. 5, “Accounting for Contingencies,” and Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 will impact the Company’s accounting for and reporting of acquisitions completed after January 1, 2009.

FSP FAS 107-1 and APB 28-1: In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This Staff Position amends Statement No 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require quantitative and qualitative disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 107-1 and APB 28-1 on its financial statements.

FSP FAS 115-2 and 124-2: In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). This Staff Position amends Staff Position No. 115-1 and No. 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-2 and 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and 124-2 also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 115-2 and 124-2 on its financial statements.

FSP FAS 157-4: In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This Staff Position relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement No. 157 states is the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 157-4 on its financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note C - Loans

(In Thousands)

The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the mergers with Capital Bancorp, Inc. (“Capital”) and Heritage Financial Holding Corporation (“Heritage”). At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at March 31, 2009 is as follows:

Commercial	$4,881
Consumer	134
Mortgage	573

Total outstanding balance	$5,588

Total carrying amount	$3,986

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2009	$30
Additions	—
Reclassifications from nonaccretable difference	7
Accretion	(14)

Balance as of March 31, 2009	$23

The Company did not increase the allowance for loan losses for these loans during the three months ended March 31, 2009.

Nonaccrual loans at March 31, 2009 were $47,591 as compared to $35,661 at December 31, 2008. Loans past due 90 days or more and still accruing interest were $19,789 at March 31, 2009 as compared to $4,252 at December 31, 2008. Impaired loans recognized in conformity with Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement No. 114”), were as follows:

	March 31, 2009	December 31, 2008
Impaired loans with an allocated allowance for loan losses	$48,685	$35,133
Impaired loans without an allocated allowance for loan losses	164	259

Total impaired loans	$48,849	$35,392

Allocated allowance on impaired loans	$7,416	$5,357

Note D - Derivative Instruments

(In Thousands)

As part of the Company’s ongoing efforts to manage our interest rate risk exposure, we utilize derivative financial instruments, which currently include mortgage loan commitments and an interest rate swap.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. Under this sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. Mortgage loan commitments are derivatives; however, they do not qualify for hedge accounting under Statement No. 133. Accordingly, the mortgage loan commitments are recorded at fair value, and changes in fair value are recorded in earnings. At March 31, 2009, the fair value of these commitments was $175, which has been recorded in “Other Assets.” Gains and losses arising from changes in the valuation of mortgage loan commitments are reflected under the caption “Gains on sales of mortgage loans held for sale” on the statements of income.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note D - Derivative Instruments (continued)

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it receives a variable rate of interest based on the three-month LIBOR plus 187 basis points and pays a fixed rate of 5.70%. In accordance with Statement No. 133, the Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates on $31,000 of its junior subordinated debentures. Changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The assessment of the hedging relationship is evaluated under the hypothetical derivative method. At March 31, 2009, the swap had a fair value of $(820) which has been recorded in “Other Liabilities”.

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. As of March 31, 2009, there were $317 of deferred gains related to the swap, which will be amortized into net interest income over the designated hedging period ending in May 2009.

Note E - Employee Benefit Plans

(In Thousands)

The following table provides the components of net pension cost and other benefit cost recognized for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$—	$—	$10	$11
Interest cost	245	256	17	17
Expected return on plan assets	(253)	(333)	—	—
Prior service cost recognized	5	8	—	—
Recognized loss	89	77	17	13

Net periodic benefit cost	$86	$8	$44	$41

Note F - Shareholders’ Equity

(In Thousands, Except Share Data)

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

The Company declared a cash dividend for the first quarter of 2009 of $0.17 per share as compared to $0.17 per share for the first quarter of 2008. Total cash dividends paid to shareholders by the Company were $3,590 and $3,568 for the three month periods ended March 31, 2009 and 2008, respectively.

In January 2009, the Company granted 136,750 stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2009 and 2008 for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Dividend yield	3.78%	3.86%
Expected volatility	30%	21%
Risk-free interest rate	1.55%	3.45%
Expected lives	6 years	6 years
Weighted average exercise price	$17.03	$17.63
Weighted average fair value	$3.19	$2.66

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note F - Shareholders’ Equity (continued)

In addition, the Company awarded 26,750 shares of performance-based restricted stock in the first quarter of 2009. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors for the year. The fair value of the restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date, which was $17.03. The Company recorded total stock-based compensation expense of $278 and $323 for the three months ended March 31, 2009 and 2008, respectively.

Note G - Segment Reporting

(In Thousands)

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

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended March 31, 2009:
Net interest income	$12,387	$6,987	$5,645	$2	$292	$25,313
Provision for loan losses	1,493	2,647	900	—	—	5,040
Noninterest income	7,802	1,091	2,955	1,084	1,830	14,762
Noninterest expense	7,627	4,590	4,179	722	9,802	26,920

Income before income taxes	11,069	841	3,521	364	(7,680)	8,115
Income taxes	2,999	228	954	141	(2,213)	2,109

Net income (loss)	$8,070	$613	$2,567	$223	$(5,467)	$6,006

Total assets	$1,622,259	$1,405,255	$755,486	$7,530	$4,687	$3,795,217
Goodwill	2,265	133,316	46,520	2,783	—	184,884
Three Months Ended March 31, 2008:
Net interest income	$12,867	$7,712	$5,544	$28	$1,006	$27,157
Provision for loan losses	928	1,424	273	—		2,625
Noninterest income	7,114	941	2,359	1,131	2,312	13,857
Noninterest expense	7,574	4,736	4,000	812	9,676	26,798

Income before income taxes	11,479	2,493	3,630	347	(6,358)	11,591
Income taxes	3,376	733	1,068	127	(1,990)	3,314

Net income (loss)	$8,103	$1,760	$2,562	$220	$(4,368)	$8,277

Total assets	$1,611,088	$1,318,413	$758,135	$6,921	$4,719	$3,699,276
Goodwill	2,265	134,252	46,654	2,783	—	185,954

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note H - Fair Value of Financial Instruments

(In Thousands)

Statement No. 157 provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a recurring basis:

Securities available for sale: Securities available for sale consist primarily of debt securities such as obligations of U.S. Government agencies and corporations, mortgage-backed securities, obligations of states and political subdivisions and trust preferred securities. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model as permitted under Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” Securities available for sale also include equity securities that are not traded in an active market. The fair value of these securities approximates their historical cost.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Securities available for sale	$—	$649,837	$60,113	$709,950
Derivative instruments	—	(645)	—	(645)

	$—	$649,192	$60,113	$709,305

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2009:

Securities available for sale
Balance as of January 1, 2009	$70,481
Realized gains included in net income	99
Unrealized gains (losses) included in other comprehensive income	(11,741)
Purchases, sales, issuances, and settlements (net)	1,274
Transfers in and/or out of Level 3	—

Balance as of March 31, 2009	$60,113

Investments in pooled trust preferred securities with a fair value totaling $5,953 were classified as Level 3 at March 31, 2009. These securities were classified as Level 3 primarily due to absence of market activity resulting in a lack of observable inputs for comparable trades that could be used to establish a benchmark for valuation. Fair values for

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note H - Fair Value of Financial Instruments (continued)

these securities were determined using discounted cash flow models, which incorporated certain assumptions and projections in determining fair values assigned.

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the consolidated balance sheet at March 31, 2009 and December 31, 2008, respectively.

Impaired loans: Loans considered impaired as defined in Statement No. 114 are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

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

For assets measured at fair value on a nonrecurring basis during the first three months of 2009 that were still held in the balance sheet at March 31, 2009, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Impaired loans	$—	$—	$48,849	$48,849
Other real estate owned	—	—	6,473	6,473

	$—	$—	$55,322	$55,322

Impaired loans with a carrying value of $48,849 had an allocated allowance for loan losses of $7,416 at March 31, 2009. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

In 2008, OREO with a carrying amount of $7,220 was written down to $6,473, resulting in a loss of $747, which was included in the results of operations for the year ended December 31, 2008. After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no further fair value adjustments for OREO were necessary at March 31, 2009.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note I - Comprehensive Income

(In Thousands)

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$6,006	$8,277
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale, net of tax (benefit) expense of $(1,503) and $2,958	(2,426)	4,775
Reclassification adjustment for gains realized in net income, net of tax expense of $163	(264)	—

Net change in unrealized (losses) gains on securities available for sale	(2,690)	4,775
Unrealized holding gains on derivative instruments, net of tax expense of $51 and $201	82	324
Reclassification adjustment for gains realized in net income, net of tax expense of $266 and $9	(430)	(14)

Net change in unrealized (losses) gains on derivative instruments	(348)	310
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $42 and $38	68	61

Other comprehensive (loss) income	(2,970)	5,146

Comprehensive income	$3,036	$13,423

Note J - Net Income Per Common Share

(In Thousands, Except Share Data)

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

	Three Months Ended March 31,
	2009	2008
Basic:
Net income applicable to common stock	$6,006	$8,277
Average common shares outstanding	21,067,539	20,878,478
Net income per common share-basic	$0.29	$0.40

Diluted:
Net income applicable to common stock	$6,006	$8,277
Average common shares outstanding	21,067,539	20,878,478
Effect of dilutive stock based compensation	120,858	254,757

Average common shares outstanding-diluted	21,188,397	21,133,235
Net income per common share-diluted	$0.28	$0.39

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

This Form 10-Q may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “we”, “our”, or “us”) which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements usually include words such as “expects,” “projects,” “proposes,” “anticipates,” “believes,” “intends,” “estimates,” “strategy,” “plan,” “potential,” “possible” and other similar expressions. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Financial Condition

Total assets for the Company increased to $3,795,217 on March 31, 2009 from $3,715,980 on December 31, 2008, representing an increase of 2.13%.

Cash and cash equivalents increased $75,844 from $100,394 at December 31, 2008 to $176,238 at March 31, 2009. Cash and cash equivalents represented 4.64% of total assets at March 31, 2009 compared to 2.70% of total assets at December 31, 2008. Our investment portfolio increased to $709,950 at March 31, 2009 from $695,106 at December 31, 2008. During the first three months of 2009, the Company purchased $111,087 of investments securities. Maturities and calls of securities during the first three months of 2009 totaled $65,042. Sales of securities during the first three months of 2009 totaled $26,404.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $29,620 and $29,669 and a fair value of $5,953 and $17,537 at March 31, 2009 and December 31, 2008, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 308 financial institutions. As of March 31, 2009, management determined that there is not sufficient evidence to conclude that the decline in value of these securities is due to adverse changes that are likely to result in a permanent reduction in future cash flow. Management’s determination is based on the current credit ratings, the known deferrals and defaults by the underlying issuing banks and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted.

Mortgage loans held for sale were $55,194 at March 31, 2009 compared to $41,805 at December 31, 2008. Originations of mortgage loans to be sold totaled $262,385 for the first three months of 2009 as compared to $190,828 for the same period in 2008. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market. Because the Company does not actively market or originate subprime mortgage loans, the Company continues to have the ability to sell mortgage loans at prices and within the time periods consistent with prior periods.

The loan balance, net of unearned income, at March 31, 2009 was $2,506,780, representing a decrease of $24,106 from $2,530,886 at December 31, 2008. Loans in our Tennessee region grew $16,413 while loans in our Mississippi and Alabama regions decreased $34,968 and $5,551, respectively, during the first three months of 2009 compared to the respective balances at December 31, 2008. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	March 31, 2008	December 31, 2008
Commercial, financial, agricultural	$301,899	$312,648
Lease financing	1,434	1,746
Real estate – construction	210,747	241,818
Real estate – 1-4 family mortgage	872,796	886,380
Real estate – commercial mortgage	1,055,537	1,015,894
Installment loans to individuals	64,367	72,400

Total loans, net of unearned income	$2,506,780	$2,530,886

In the above table, loans to fund residential real estate land development totaling $186,042 and $179,175 were included under the caption “Real estate – 1-4 family mortgage” at March 31, 2009 and December 31, 2008, respectively. Loans to fund commercial real estate land development totaling $95,654 and $99,260 were included under the caption “Real estate – commercial mortgage” at March 31, 2009 and December 31, 2008, respectively. We refer to loans to fund real estate land development, whether residential or commercial, as “land development loans”. The decrease in loans is primarily attributable to the effects of the economic downturn currently affecting economies on a national, regional and local level. In addition, as the general economic environment began to decline in the last half of 2007, management responded by implementing a strategy to diversify our loan portfolio and reduce our exposure to construction and land development loans. As shown in the table above, our construction loans have decreased $31,071 since December 31, 2008. Despite this intentional reduction, management expects loan growth in upcoming periods to be relatively modest across all regions until improvements in the general economic conditions occur both nationally and in the local markets in which we operate.

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At March 31, 2009, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $501 to $192,822 at March 31, 2009 from $193,323 at December 31, 2008. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Capital Bancorp Inc. (“Capital”), Heritage Financial Holding Corporation (“Heritage”) and Renasant Bancshares, Inc. acquisitions. These finite-lived intangible assets are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $344,974 to $2,689,305 at March 31, 2009 from $2,344,331 on December 31, 2008. Noninterest-bearing deposits increased $19,309 to $303,536 at March 31, 2009 compared to $284,227 at December 31, 2008. Interest-bearing deposits increased $325,665 to $2,385,769 at March 31, 2009 from $2,060,104 at December 31, 2008. During the first quarter of 2009, the Company grew deposits as competition for deposits eased in our markets, causing deposit pricing to return to more normal levels. As a result, the Company replaced alternative sources of funding, primarily borrowings from the Federal Home Loan Bank (“FHLB”), with deposits. The cost of the Company’s interest-bearing deposits decreased 127 basis points to 2.20% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Total borrowings were $672,130 at March 31, 2009 compared to $933,976 at December 31, 2008. Short-term borrowings, consisting of federal funds purchased, short-term FHLB advances and other short-term borrowings, were $29,705 at March 31, 2009 compared to $314,541 at December 31, 2008. Long-term debt, consisting of long-term FHLB advances and junior subordinated debentures, was $642,425 at March 31, 2009 compared to $619,435 at December 31, 2008. The aforementioned growth in deposits allowed the Company to reduce its utilitization of FHLB borrowings. Long-term debt also includes the proceeds of the offering by Renasant Bank of a $50,000 aggregate principal amount 2.625% senior note due March 30, 2012 which was completed on March 31, 2009. The note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (“TLGP”). Please refer to the “Liquidity and Capital Resources” section below for information regarding the Company’s participation in the TLGP.

Shareholders’ equity slightly decreased to $400,095 at March 31, 2009 compared to $400,371 at December 31, 2008. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and decreases in other comprehensive income. The decreases in other comprehensive income are a result of changes in unrealized gains and losses in our securities portfolio.

Results of Operations

Net income for the three month period ended March 31, 2009 was $6,006, a decrease of $2,271, or 27.44%, from net income of $8,277 for the same period in 2008. Basic earnings per share were $0.29 and diluted earnings per share were $0.28 for the three month period ended March 31, 2009, as compared to basic earnings per share of $0.40 and diluted earnings per share of $0.39 for the comparable period a year ago.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income decreased 6.79% to $25,313 for the first quarter of 2009 compared to $27,157 for the same period in 2008. On a tax equivalent basis, net interest margin for the three month period ended March 31, 2009 was 3.19% compared to 3.52% for the same period in 2008. Significant reductions in interest rate indices throughout 2008, as well as higher levels of nonperforming loans, have had a negative impact on net interest margin. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, competitive and liquidity factors prevented the cost of deposits in several of our markets from declining proportionately. As a result, net interest margin declined. Additionally, net interest income for the first three months of 2008 includes $531 in interest income related to certain Capital and Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” as compared to $14 in interest income from similar loans for the first three months of 2009. This additional interest income increased net interest margin for the first quarter of 2008 by 7 basis points.

Interest income decreased 17.75% to $43,910 for the first quarter of 2009 from $53,383 for the same period in 2008. The decrease in interest income was primarily due to decreases in yield offset by an increase in the volume of interest-earning assets. The average balance of interest-earning assets for the three months ending March 31, 2009 increased $133,587 as compared to the same period in 2008 due primarily to the purchase of investment securities. For the same reasons set forth in the immediately preceding paragraph with respect to the decline in interest rate indices, the tax equivalent yield on earning assets decreased 135 basis points to 5.46% for the first quarter of 2009 compared to the same period in 2008.

Interest expense decreased $7,629, or 29.09%, to $18,597 for the three months ended March 31, 2009 as compared to $26,226 for the same period in 2008. This decrease primarily resulted from decreases in rate as the cost of deposits and alternative funding sources decreased during the periods as a result of reductions in the interest rate environment. The cost of interest-bearing liabilities decreased 119 basis points to 2.46% for the first quarter of 2009 compared to 3.65% for the same period in 2008. The average balance of interest-bearing liabilities for the three months ended March 31, 2009 increased $176,624 as compared to the same period in 2008 due to additional borrowings used to purchase investment securities.

Noninterest Income

Noninterest income was $14,762 for the three month period ended March 31, 2009 compared to $13,857 for the same period in 2008, an increase of $905, or 6.53%.

Service charges on deposits, representing the largest component of noninterest income, were $5,425 and $5,433 for the first three months of 2009 and 2008, respectively. Overdraft fees, the largest component of service charges, were $4,862 for the three month period ended March 31, 2009 compared to $4,794 for the same period in 2008.

Fees and commissions were $4,682 for the three month period ended March 31, 2009, an increase of $917 over $3,765 for the same period in 2008. Fees and commissions include fees charged for both deposit services (other than service charges on deposits) and loan services. Fees charged for loan services increased $439 to $2,394 for the first three months of 2009 compared to $1,955 for the same period in 2008. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the first three months of 2009, fees associated with debit card usage were $1,292, up 18.99% from the same period in 2008. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions,” were $548 for the first quarter of 2009 compared to $263 for the same period in 2008.

Income earned on insurance products was $828 and $857 for the three months ending March 31, 2009 and 2008, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $253 and $271 for the three months ending March 31, 2009 and 2008, respectively.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts, including changes in market values of assets under management. Trust revenue for the first quarter of 2009 was $491 as compared to $626 for the same period of 2008. The market value of assets under management was $445,353 and $513,774 as of March 31, 2009 and 2008, respectively. The decline in the market value of assets under management is a result of the performance of the financial markets and the overall economic conditions over this same period.

Gains from sales of mortgage loans held for sale increased to $1,776 for the three months ended March 31, 2009 compared to $1,521 for the same period in 2008. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations due to historically lower interest rates. Originations of mortgage loans to be sold totaled $262,385 for the first quarter of 2009 as compared to $190,828 for same period in 2008. Approximately 69.56% of the total mortgage originations during the three months ended March 31, 2009 were mortgages being refinanced with the Company due to historically lower interest rates, with the remainder being new originations.

Other noninterest income, which includes BOLI income, contingency income and other miscellaneous income, was $1,133 and $1,655 for the three months ended March 31, 2009 and 2008, respectively. Other noninterest income for the three months ended March 31, 2008 includes a $409 gain related to the redemption of shares as a result of the Visa initial public offering.

Noninterest Expense

Noninterest expense was $26,920 for the three month period ended March 31, 2009 compared to $26,798 for the same period in 2008, an increase of $122, or 0.46%.

Salaries and employee benefits for the three month period ended March 31, 2009 were $14,744, which is $26 greater than the same period last year. During the first three months of 2009, the Company had a 4.39% reduction in our workforce as employee service capacity exceeded projected growth in certain areas. Expenses as a result of this reduction totaled $260 for the first three months of 2009. As a result of the reduction in work force, the Company expects to save approximately $450 per quarter for the remainder of 2009.

Data processing costs for the three month period ended March 31, 2009 were $1,329, an increase of $22 compared to $1,307 for the same period last year. Net occupancy expense and equipment expense for the three month period ended March 31, 2009 decreased $124 to $3,249 over the comparable period for the prior year.

Amortization of intangible assets was $501 for the three months ended March 31, 2009 compared to $584 for the three months ended March 31, 2008. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Communication expense, which encompasses expenses incurred for communication to clients and between employees, was $1,094 for the three months ended March 31, 2009 compared to $1,195 for the same period in 2008.

Other noninterest expense was $4,513 and $4,055 for the three months ended March 31, 2009 and 2008, respectively. Other noninterest expense for the three months ended March 31, 2009 includes an increase of $391 in expenses associated with our FDIC deposit insurance assessments and an increase of $228 in expenses related to other real estate owned compared to the same period in 2008. These increases were offset by reductions in expense resulting from renegotiations of various contracts with suppliers and vendors and the Company’s overall efforts to reduce non-essential expenses. For 2009, expenses associated with our FDIC deposit insurance assessments will remain at higher levels in comparison to 2008, as assessments for 2008 were partially offset by the Company’s assessment credit, which is now exhausted.

Noninterest expense as a percentage of average assets was 2.90% for the three month period ended March 31, 2009 and 2.97% for the comparable period in 2008. The net overhead ratio was 1.36% and 1.43% for the first three months of 2009 and 2008, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 65.41% for the three month period ended March 31, 2009 compared to 63.87% for the same period of 2008. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income Taxes

Income tax expense was $2,109 for the three month period ended March 31, 2009 compared to $3,314 for the same period in 2008. The effective tax rates for the three month periods ended March 31, 2009 and 2008 were 25.99% and 28.59%, respectively. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

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

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for loan losses of $5,040 for the three months ended March 31, 2009 as compared to $2,625 for the same period in 2008. Factors considered in management’s assessment in determining the amount of provision to charge to current period operations include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans and current economic conditions in the markets in which we operate. Specifically, management increased the provision for loan losses during the first three months of 2009 as compared to the same period in 2008 as a result of credit deterioration reflected in the increases in net charge-offs and nonperforming loans.

For the first three months of 2009, net charge-offs were $4,764, or 0.75% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2008 of $1,726, or 0.26% annualized. The increase in charge-offs for the first three months of 2009 compared to the same period in 2008 is primarily a result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans. The allowance for loan losses as a percentage of total loans was 1.40% at March 31, 2009 as compared to 1.38% at December 31, 2008 and 1.06% at March 31, 2008. The following table presents the activity in the allowance for loan losses for the periods presented.

	2009	2008
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$34,905	$28,024	$26,647	$27,271	$26,372
Provision for loan losses	5,040	14,979	3,000	2,200	2,625
Loans charged-off
Commercial, financial, agricultural	317	295	131	58	139
Lease financing	—	—	—	—	—
Real estate – construction	666	913	235	599	696
Real estate – 1-4 family mortgage	3,307	6,720	1,952	1,794	758
Real estate – commercial mortgage	554	274	—	598	145
Installment loans to individuals	83	80	71	71	154

Total	4,927	8,282	2,389	3,120	1,892
Recoveries of loans previously charged-off
Commercial, financial, agricultural	21	44	39	27	97
Lease financing	—	—	—	—	—
Real estate – construction	56	1	70	60	5
Real estate – 1-4 family mortgage	78	78	23	114	22
Real estate – commercial mortgage	—	28	2	1	—
Installment loans to individuals	8	33	632	94	42

Total	163	184	766	296	166

Net charge-offs	4,764	8,098	1,623	2,824	1,726

Balance at end of period	$35,181	$34,905	$28,024	$26,647	$27,271

Allowance for loan losses to total loans:	1.40%	1.38%	1.11%	1.05%	1.06%
Net charge-offs (annualized) to average loans	0.75	1.26	0.25	0.43	0.26

Of the net charge-offs incurred during the first quarter of 2009, $1,125 were related to land development loans compared to $453 for the first quarter of 2008. In both periods, all of the land development loans charged-off were residential real estate development loans.

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Specific reserves	$9,909	$8,769
Allocated reserves based on loan grades	25,272	26,136

Total	$35,181	$34,905

Nonperforming loans are those on which the accrual of interest has stopped and loans which are contractually past due 90 days, on which interest continues to accrue. Nonperforming loans were $67,380 at March 31, 2009 as compared to $39,913 at December 31, 2008. Nonperforming loans as a percentage of total loans were 2.69% at March 31, 2009 compared to 1.58% at December 31, 2008. The increase in nonperforming loans at March 31, 2009 as compared to December 31, 2008 is primarily attributable to continued credit deterioration in our construction and land development loans. Management has evaluated these loans and other loans classified as nonperforming and concluded that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2009.

Other real estate owned of $25,318 and $25,111 at March 31, 2009 and December 31, 2008, respectively, is included under the balance sheet heading “Other Assets” and consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other” in the noninterest expense section on the statements of income.

The following table provides details of the Company’s nonperforming assets for the periods presented.

	March 31,		December 31, 2008
	2009	2008
Nonaccruing loans
Commercial, financial, agricultural	$3,209	$24	$1,563
Lease financing	—	—	—
Real estate – construction	8,376	4,042	6,243
Real estate – 1-4 family mortgage	28,279	8,275	22,724
Real estate – commercial mortgage	7,666	3,740	5,085
Installment loans to individuals	61	9	46

Total	47,591	16,090	35,661
Accruing loans past due 90 days or more
Commercial, financial, agricultural	441	311	49
Lease financing	—	—	—
Real estate – construction	3,568	606	208
Real estate – 1-4 family mortgage	10,919	2,547	2,793
Real estate – commercial mortgage	4,791	2,316	1,106
Installment loans to individuals	70	108	96

Total	19,789	5,888	4,252

Total nonperforming loans	67,380	21,978	39,913
Other real estate owned and repossessions	25,318	12,802	25,111

Total nonperforming assets	$92,698	$34,780	$65,024

Nonperforming loans to total loans	2.69%	0.85%	1.58%
Nonperforming assets to total assets	2.44	0.94	1.75
Allowance for loan losses to nonperforming loans	52.21	124.08	87.45

Nonperforming land development loans are included in the categories “Real estate – 1-4 family mortgages” and “Real estate – commercial mortgages” in the above table. The balance of nonaccruing land development loans, all of which were residential land development loans, was $23,202 at March 31, 2009 compared to $16,564 at December 31, 2008 and $1,920 at March 31, 2008. The balance of land development loans past due 90 days or more was $10,770 at March 31, 2009 compared to $1,580 at December 31, 2008 and $547 at March 31, 2008. The majority of such loans for the respective dates provided were residential land development loans.

Management also continually monitors loans past due 30-89 days for potential credit quality deterioration. Total loans past due 30-89 days were $25,946 at March 31, 2009 as compared to $48,473 at December 31, 2008 and $46,815 at March 31, 2008.

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. As competition for deposits eased in our markets, causing deposit pricing to return to more normal levels during the first three months of 2009, the Company was able to replace alternative sources of funding, primarily FHLB borrowings, with deposits. As a result, total deposits increased $344,974 to $2,689,305 at March 31, 2009 from $2,344,331 on December 31, 2008.

Our securities portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. The balance of our securities portfolio was $709,950 at March 31, 2009 as compared to $695,106 at December 31, 2008. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2009, securities with a carrying value of approximately $593,424 were pledged to secure government, public and trust deposits and as collateral for short-term borrowings as compared to $468,640 at December 31, 2008. Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. At March 31, 2009, we had no amounts outstanding in federal funds purchased as compared to $63,800 at December 31, 2008. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of March 31, 2009, the balance of our outstanding short-term and long-term advances with the FHLB was $516,311 compared to $768,302 at December 31, 2008. The total amount of remaining credit available to us from the FHLB at March 31, 2009 was $496,312. We also maintain lines of credits with other commercial banks totaling $75,500. At March 31, 2009 and December 31, 2008, there were no amounts outstanding under these lines of credit.

In October 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies and by providing full deposit insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the final rules, qualifying newly issued senior unsecured debt with a maturity greater than 30 days issued on or before October 31, 2009, would be backed by the full faith and credit of the United States through June 30, 2012. The guarantee was limited to 2% of consolidated liabilities for entities, such as the Company, that had no senior unsecured debt outstanding as of September 30, 2008. The full coverage of non-interest bearing deposit transaction accounts will continue through December 31, 2009. Renasant Bank issued $50,000 of qualifying senior debt securities guaranteed under the TLGP in March 2009 and has remaining capacity to issue up to approximately $15,000 in additional debt under the TLGP. Any additional debt must be issued by October 31, 2009 to be guaranteed under the TLGP. Management intends to use the proceeds from the debt issuance to pay-off long term advances with the FHLB as they mature throughout the second and third quarters of 2009.

For the three months ended March 31, 2009, our total cost of funds, including noninterest-bearing demand deposit accounts, was 2.24%, down from 3.31% for the same period in 2008. Noninterest-bearing demand deposit accounts made up approximately 8.89% of our average total deposits and borrowed funds at March 31, 2009 compared to

9.22% at March 31, 2008. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 28.74% of our average total deposits and borrowed funds and had an average cost of 1.23% for the three months ended March 31, 2009, compared to 29.70% of the average total deposits and borrowed funds with an average cost of 2.05% for the same period in 2008. Another significant source of funds was time deposits, making up 38.13% of the average total deposits and borrowed funds with an average cost of 2.93% for the three months ended March 31, 2009, compared to 42.61% of the average total deposits and borrowed funds with an average cost of 4.46% for the same period in 2008. FHLB advances made up approximately 20.87% of our average total deposits and borrowed funds with an average cost of 2.99%, compared to 14.70% of the average total deposits and borrowed funds with an average cost of 4.05% for the same period in 2008.

Cash and cash equivalents were $176,238 at March 31, 2009 compared to $110,468 at March 31, 2008. Cash used in investing activities for the three months ended March 31, 2009 was $2,445 compared to $91,596 for the same period of 2008. Purchases of investment securities were $111,087 for the three months ending March 31, 2009 compared to $147,816 for the three months ending March 31, 2008. Proceeds from the sale and maturity of our investment security portfolio were $91,873 for the three months ending March 31, 2009 compared to $58,952 for the three months ending March 31, 2008. Cash provided by the decrease in loans for the three months ended March 31, 2009 was $17,094 compared to cash used to fund loan growth of $831 for the same period in 2008.

Cash provided by financing activities for the three months ended March 31, 2009 was $79,590 compared to $75,269 for the same period of 2008. Cash flows from the generation of deposits were $344,974 for the three months ended March 31, 2009 compared to $78,946 for the same period in 2008. Cash provided from the generation of deposits was primarily used to reduce our total borrowings by $311,794, which was offset by the $50,000 of proceeds from the issuance of guaranteed senior unsecured debt under the TLGP discussed above.

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of March 31, 2009, Renasant Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2009, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table sets forth the minimum capital ratios required for each of the Company and Renasant Bank to be rated as well capitalized and the capital ratios for the Company and Renasant Bank as of March 31, 2009:

	Minimum Capital Requirement to be Well Capitalized	Renasant Corporation	Renasant Bank
Tier I Leverage (to average assets)	5.00%	8.28%	8.05%
Tier I Capital (to risk-weighted assets)	6.00%	11.00%	10.69%
Total Capital (to risk-weighted assets)	10.00%	12.25%	11.94%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, Renasant Bank exceeds the requirements for a well capitalized bank.

During the fourth quarter of 2008, the Company declined to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Assets Relief Program. At the time of the decision, the board of directors and management believed that the Company’s strong capital position, coupled with future earnings, would allow us to meet projected balance sheet growth, deal with the downturn in the economy and take advantage of strategic growth opportunities without funds obtained under the Capital Purchase Program. As the capital ratios for the Company and Renasant Bank have remained in excess of the requirements to be categorized as well capitalized, the board of directors and management continue to believe this was the correct decision.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under applicable law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. As such, the approval of the Mississippi Department of Banking and Consumer Finance is required prior to Renasant Bank paying dividends to the Company. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2009, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $32,027. There were no loans outstanding from Renasant Bank to the Company at March 31, 2009. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2009, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $18.99 and $19.00 at March 31, 2009 and December 31, 2008, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at March 31, 2009, were approximately $436,192 and $34,478, respectively, compared to $614,311 and $27,497, respectively, at December 31, 2008.

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

Contractual Obligations

There have not been any material changes outside of the ordinary course of business to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2008. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the risk factors disclosed in our Annual Report on
Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Certain shares of time-based restricted stock awarded to employees of the Company vested on December 31, 2008. In January 2009, the Company withheld an aggregate of 6,026 shares of its common stock in payment of taxes due on account of the vesting of such restricted stock. The shares withheld were valued at the market price of the Company’s common stock on the date of withholding, which was an average of $17.03.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Bylaws of Renasant Corporation, as amended(2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Bylaws of Renasant Corporation, as amended(2)

(10)(i)	Separation Agreement dated February 11, 2009 between the Company and Larry R. Mathews(3)

(10)(ii)	Final 409A Compliance Amendment to Renasant Corporation Deferred Stock Unit Plan(4)

(10)(iii)	Final 409A Compliance Amendment to Renasant Bank Executive Deferred Income Plan(5)

(10)(iv)	Final 409A Compliance Amendment to Renasant Bank Directors’ Deferred Fee Plan(6)

(10)(v)	Renasant Corporation Severance Pay Plan(7)

(10)(vi)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Stuart R. Johnson(8)

(10)(vii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and C. Mitchell Waycaster(9)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(2)	Filed as exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2008 and incorporated herein by reference.

(3)	Filed as exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(4)	Filed as exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(5)	Filed as exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(6)	Filed as exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(7)	Filed as exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(8)	Filed as exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(9)	Filed as exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

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

May 11, 2009	RENASANT CORPORATION

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