Form 10-Q
period 2009-06-30
RENASANT CORP
filed 2009-08-10
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Common stock, $5.00 Par Value, 21,074,568 shares outstanding as of July 31, 2009.

RENASANT CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1

	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Income	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3

	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4

	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A

	Risk Factors	31

Item 2

	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 4

	Submission of Matters to a Vote of Security Holders	31

Item 6

	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		34

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited) June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$110,796	$81,427
Interest-bearing balances with banks	33,483	18,967

Cash and cash equivalents	144,279	100,394

Securities available for sale	684,723	695,106

Mortgage loans held for sale	49,565	41,805

Loans, net of unearned income	2,468,844	2,530,886
Allowance for loan losses	(35,964)	(34,905)

Net loans	2,432,880	2,495,981

Premises and equipment, net	45,415	46,992
Intangible assets, net	192,328	193,323
Other assets	152,767	142,379

Total assets	$3,701,957	$3,715,980

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$292,129	$284,227
Interest-bearing	2,308,081	2,060,104

Total deposits	2,600,210	2,344,331

Short-term borrowings	40,428	314,541
Long-term debt	625,327	619,435
Other liabilities	35,312	37,302

Total liabilities	3,301,277	3,315,609

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 21,074,568 and 21,067,539 shares outstanding at June 30, 2009 and December 31, 2008, respectively	113,954	113,954
Treasury stock, at cost	(27,930)	(28,044)
Additional paid-in capital	184,619	184,273
Retained earnings	145,508	142,427
Accumulated other comprehensive loss	(15,471)	(12,239)

Total shareholders’ equity	400,680	400,371

Total liabilities and shareholders’ equity	$3,701,957	$3,715,980

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$34,729	$41,831	$70,495	$88,161
Securities
Taxable	6,729	7,366	13,677	13,009
Tax-exempt	1,182	1,157	2,317	2,350
Other	69	111	130	328

Total interest income	42,709	50,465	86,619	103,848

Interest expense
Deposits	12,307	15,964	24,499	35,826
Borrowings	6,242	6,999	12,647	13,363

Total interest expense	18,549	22,963	37,146	49,189

Net interest income	24,160	27,502	49,473	54,659
Provision for loan losses	6,700	2,200	11,740	4,825

Net interest income after provision for loan losses	17,460	25,302	37,733	49,834

Noninterest income
Service charges on deposit accounts	5,395	5,750	10,820	11,183
Fees and commissions	4,424	4,481	9,106	8,246
Insurance commissions	837	838	1,665	1,695
Trust revenue	488	670	979	1,296
Gains on sales of securities available for sale	1,123	—	1,550	—
BOLI income	392	355	859	752
Gains on sales of mortgage loans held for sale	2,293	1,311	4,069	2,832
Other	472	385	1,138	1,643

Total noninterest income	15,424	13,790	30,186	27,647

Noninterest expense
Salaries and employee benefits	13,736	14,849	28,480	29,567
Data processing	1,430	1,303	2,759	2,610
Net occupancy	2,037	2,220	4,200	4,414
Equipment	1,026	1,193	2,112	2,372
Professional fees	907	895	1,834	1,734
Advertising and marketing	524	829	1,087	1,556
Intangible amortization	494	578	995	1,162
Communications	1,205	1,166	2,299	2,361
Other	5,773	4,665	10,286	8,720

Total noninterest expense	27,132	27,698	54,052	54,496

Income before income taxes	5,752	11,394	13,867	22,985
Income taxes	1,496	3,409	3,605	6,723

Net income	$4,256	$7,985	$10,262	$16,262

Basic earnings per share	$0.20	$0.38	$0.49	$0.78

Diluted earnings per share	$0.20	$0.38	$0.48	$0.77

Cash dividends per common share	$0.17	$0.17	$0.34	$0.34

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net cash provided by operating activities	$17,486	$28,379

Investing activities
Purchases of securities available for sale	(220,514)	(306,950)
Proceeds from sales of securities available for sale	102,490	—
Proceeds from call/maturities of securities available for sale	123,969	95,189
Net decrease in loans	40,442	31,835
Proceeds from sales of premises and equipment	68	31
Purchases of premises and equipment	(726)	(2,725)

Net cash provided by (used in) investing activities	45,729	(182,620)

Financing activities
Net increase in noninterest-bearing deposits	7,902	6,483
Net increase (decrease) in interest-bearing deposits	247,977	(86,981)
Net decrease in short-term borrowings	(274,113)	(167,043)
Proceeds from long-term debt	52,935	426,440
Repayment of long-term debt	(46,938)	(4,868)
Purchases of treasury stock	—	(2,004)
Cash paid for dividends	(7,181)	(7,143)
Cash received on exercise of stock-based compensation	88	2,102
Excess tax benefit from stock-based compensation	—	673

Net cash (used in) provided by financing activities	(19,330)	167,659

Net increase in cash and cash equivalents	43,885	13,418
Cash and cash equivalents at beginning of period	100,394	99,793

Cash and cash equivalents at end of period	$144,279	$113,211

Supplemental disclosures
Transfers of loans to other real estate	$11,382	$10,227

See notes to condensed consolidated financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Summary of Significant Accounting Policies

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

Subsequent Events

The Company has evaluated for consideration of recognition or disclosure subsequent events that have occurred through August 10, 2009, the date of issuance of its financial statements, and has determined that no significant events occurred after June 30, 2009 but prior to the filing of these financial statements that would have a material impact on its Condensed Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements

Statement No. 161: In March 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment to FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities as provided by Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”). Statement No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedging activities are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedging activities affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, Statement No. 161 requires qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, quantitative disclosures presented in tabular format of the fair values of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative instruments. The Company adopted Statement No. 161 on January 1, 2009 with no material impact on its financial statements. See Note D, “Derivative Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of Statement No. 161.

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

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Summary of Significant Accounting Policies (continued)

FSP EITF 99-20-1: In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which amends the impairment guidance in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 was effective for interim and annual reporting periods ending after December 15, 2008, and was to be applied prospectively. Retroactive application was not permitted. The Company adopted FSP EITF 99-20-1 on January 1, 2009 with no material impact on its financial statements.

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

FSP FAS 107-1 and APB 28-1: In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This Staff Position amends Statement No 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require quantitative and qualitative disclosures about fair value of financial instruments for both annual and interim reporting periods of publicly traded companies. See Note H, “Fair Value of Financial Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of FSP FAS 107-1 and APB 28-1.

FSP FAS 115-2 and 124-2: In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). This Staff Position amends Staff Position No. 115-1 and No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-2 and 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP FAS 115-2 and 124-2 also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. See Note B, “Securities Available for Sale,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of FSP FAS 115-2 and 124-2.

FSP FAS 157-4: In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This Staff Position relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, as set forth in Statement No. 157: to reflect how much an asset or liability would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted FSP FAS 157-4 as of June 30, 2009 with no material impact on its financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Summary of Significant Accounting Policies (continued)

Statement No. 165: In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement No. 165”). The objective of Statement No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Statement No. 165 was effective for the Company beginning with its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and will be applied prospectively. The adoption of Statement No. 165 had no material impact on the Company’s financial statements.

Statement No. 168: In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 168”). Statement No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Statement No. 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. Following Statement No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. Statement No. 168 will have no impact on the Company’s financial statements; however, all future references to authoritative accounting literature will be in accordance with Statement No. 168.

Note B - Securities Available for Sale

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Obligations of other U.S. Government agencies and corporations	$50,390	$244	$(507)	$50,127
Mortgage-backed securities	445,528	8,603	(6,021)	448,110
Obligations of states and political subdivisions	128,821	2,416	(733)	130,504
Trust preferred securities	32,882	87	(17,505)	15,464
Other equity securities	40,639	498	(619)	40,518

	$698,260	$11,848	$(25,385)	$684,723

December 31, 2008
Obligations of other U.S. Government agencies and corporations	$58,792	$1,128	$—	$59,920
Mortgage-backed securities	447,297	6,713	(5,043)	448,967
Obligations of states and political subdivisions	112,129	1,344	(739)	112,734
Trust preferred securities	32,669	6	(12,132)	20,543
Other equity securities	53,089	265	(412)	52,942

	$703,976	$9,456	$(18,326)	$695,106

Gross gains on sales of securities available for sale for the six months ended June 30, 2009 were $2,195. These gains were offset by an other-than-temporary impairment of $645 of the Company’s investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009. For the six months ended June 30, 2008, there were no sales of securities available for sale. The cost of securities sold is based on the specific identification method.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note B – Securities Available for Sale (continued)

The amortized cost and fair value of securities available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due within one year	$9,958	$10,021
Due after one year through five years	69,925	71,014
Due after five years through ten years	67,203	67,468
Due after ten years	65,007	47,592
Mortgage-backed securities	445,528	448,110
Other equity securities	40,639	40,518

	$698,260	$684,723

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Obligations of other U.S Government agencies and corporations	$28,993	$(507)	$—	$—	$28,993	$(507)
Mortgage-backed securities	100,871	(1,213)	19,399	(4,808)	120,270	(6,021)
Obligations of states and political subdivisions	27,368	(699)	616	(34)	27,984	(733)
Trust preferred securities	1,056	(894)	11,321	(16,611)	12,377	(17,505)
Other equity securities	916	(619)	—	—	916	(619)

Total	$159,204	$(3,932)	$31,336	$(21,453)	$190,540	$(25,385)

December 31, 2008
Obligations of other U.S Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	37,342	(5,020)	2,676	(23)	40,018	(5,043)
Obligations of states and political subdivisions	32,311	(699)	735	(40)	33,046	(739)
Trust preferred securities	17,537	(12,132)	—	—	17,537	(12,132)
Other equity securities	883	(412)	—	—	883	(412)

Total	$88,073	$(18,263)	$3,411	$(63)	$91,484	$(18,326)

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $29,882 and $29,669 and a fair value of $12,377 and $17,537 at June 30, 2009 and December 31, 2008, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 308 financial institutions. As of June 30, 2009, management determined that there is not sufficient evidence to conclude that the decline in value of these securities is due to adverse changes that are likely to result in a permanent reduction in future cash flow. Management’s determination is based on the current credit ratings, the known deferrals and defaults by the underlying issuing banks and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted.

Management does not believe unrealized losses in the Company’s securities portfolio, individually or in the aggregate, as of June 30, 2009 represent an other-than-temporary impairment. Management does not currently believe such securities will be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at June 30, 2009.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note C - Loans

(In Thousands)

The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on certain loans acquired in connection with the mergers with Capital Bancorp, Inc. (“Capital”) and Heritage Financial Holding Corporation (“Heritage”). At the date of acquisition, there was evidence of deterioration of the credit quality of these loans since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the balance sheet heading “Loans, net of unearned income” at June 30, 2009 is as follows:

Commercial	$4,797
Consumer	132
Mortgage	466

Total outstanding balance	$5,395

Total carrying amount	$3,844

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2009	$30
Additions	—
Reclassifications from nonaccretable difference	86
Accretion	(22)

Balance as of June 30, 2009	$94

The Company did not increase the allowance for loan losses for these loans during the six months ended June 30, 2009.

Nonaccrual loans at June 30, 2009 were $55,217 as compared to $35,661 at December 31, 2008. Loans past due 90 days or more and still accruing interest were $10,284 at June 30, 2009 as compared to $4,252 at December 31, 2008. Impaired loans recognized in conformity with Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement No. 114”), were as follows:

	June 30, 2009	December 31, 2008
Impaired loans with an allocated allowance for loan losses	$65,832	$35,133
Impaired loans without an allocated allowance for loan losses	1,027	259

Total impaired loans	$66,859	$35,392

Allocated allowance on impaired loans	$7,620	$5,357

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note D - Derivative Instruments

(In Thousands)

As part of the Company’s ongoing efforts to manage its interest rate risk exposure, the Company utilizes derivative financial instruments, which currently include mortgage loan commitments and an interest rate swap.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. Under this sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. Mortgage loan commitments are derivatives; however, they do not qualify for hedge accounting under Statement No. 133. Accordingly, the mortgage loan commitments are recorded at fair value, and changes in fair value are recorded in earnings. At June 30, 2009, the fair value of these commitments was $150, which has been recorded in “Other Assets.” Gains and losses arising from changes in the valuation of mortgage loan commitments are reflected under the caption “Gains on sales of mortgage loans held for sale” on the statements of income.

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it receives a variable rate of interest based on the three-month LIBOR plus 187 basis points and pays a fixed rate of 5.70%. In accordance with Statement No. 133, the Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates on $31,000 of its junior subordinated debentures. Changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The assessment of the hedging relationship is evaluated under the hypothetical derivative method. At June 30, 2009, the swap had a fair value of $(727) which has been recorded in “Other Liabilities”.

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. For the six months ended June 30, 2009 and 2008, deferred gains related to the swap of $1,013 and $727, respectively, were amortized into net interest income over the designated hedging period that ended in May 2009.

Note E - Employee Benefit Plans

(In Thousands)

The following table provides the components of net pension cost and other benefit cost recognized for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$—	$—	$11	$11
Interest cost	245	256	17	17
Expected return on plan assets	(252)	(333)	—	—
Prior service cost recognized	5	7	—	—
Recognized loss	89	78	17	14

Net periodic benefit cost	$87	$8	$45	$42

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$—	$—	$21	$22
Interest cost	490	512	34	34
Expected return on plan assets	(505)	(666)	—	—
Prior service cost recognized	10	15	—	—
Recognized loss	178	155	34	27

Net periodic benefit cost	$173	$16	$89	$83

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note F - Shareholders’ Equity

(In Thousands, Except Share Data)

In September 2002, the Company’s board of directors adopted a share buy-back plan which allowed the Company to purchase up to 2,595,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. The board of directors discontinued the buy-back plan on January 24, 2008. As of that date, 2,310,030 shares had been repurchased under the plan. Reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the six months ended June 30, 2009, the Company reissued 7,029 shares from treasury in connection with the vesting and exercise of stock-based compensation.

The Company declared a cash dividend for the second quarter of 2009 of $0.17 per share as compared to $0.17 per share for the second quarter of 2008. Total cash dividends paid to shareholders by the Company were $7,181 and $7,143 for the six month periods ended June 30, 2009 and 2008, respectively.

In January 2009, the Company granted 136,750 stock options which generally vest and become exercisable in equal installments of 33  1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2009 and 2008 for the six month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Dividend yield	3.99%	3.86%
Expected volatility	30%	21%
Risk-free interest rate	1.55%	3.45%
Expected lives	6 years	6 years
Weighted average exercise price	$17.03	$17.63
Weighted average fair value	$3.09	$2.66

In addition, the Company awarded 26,750 shares of performance-based restricted stock effective as of January 1, 2009. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors for the year. The fair value of the restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date, which was $17.03. The Company recorded total stock-based compensation expense of $372 and $700 for the six months ended June 30, 2009 and 2008, respectively.

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

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with other data processing and back office functions, are not allocated to the Company’s segments. Rather these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note G - Segment Reporting (continued)

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended June 30, 2009:
Net interest income	$12,766	$7,710	$5,292	$29	$(1,636)	$24,160
Provision for loan losses	2,931	2,538	1,231	—	—	6,700
Noninterest income	7,371	1,044	3,471	873	2,665	15,424
Noninterest expense	7,740	4,289	4,249	760	10,094	27,132

Income before income taxes	9,466	1,926	3,283	142	(9,065)	5,752
Income taxes	2,497	513	867	55	(2,436)	1,496

Net income (loss)	$6,969	$1,413	$2,416	$87	$(6,629)	$4,256

Total assets	$1,558,333	$1,391,868	$736,152	$7,826	$7,778	$3,701,957
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Three Months Ended June 30, 2008:
Net interest income	$12,104	$7,542	$5,150	$26	$2,680	$27,502
Provision for loan losses	478	391	1,331	—	—	2,200
Noninterest income	7,566	1,182	2,406	864	1,772	13,790
Noninterest expense	7,578	4,832	4,426	770	10,092	27,698

Income before income taxes	11,614	3,501	1,799	120	(5,640)	11,394
Income taxes	3,556	1,072	551	54	(1,824)	3,409

Net income (loss)	$8,058	$2,429	$1,248	$66	$(3,816)	$7,985

Total assets	$1,665,815	$1,347,141	$755,734	$7,222	$6,284	$3,782,196
Goodwill	2,265	133,255	46,653	2,783	—	184,956

Six Months Ended June 30, 2009:
Net interest income	$25,153	$14,696	$10,937	$31	$(1,344)	$49,473
Provision for loan losses	4,424	5,185	2,131	—	—	11,740
Noninterest income	15,173	2,135	6,426	1,957	4,495	30,186
Noninterest expense	15,367	8,879	8,428	1,482	19,896	54,052

Income before income taxes	20,535	2,767	6,804	506	(16,745)	13,867
Income taxes	5,496	741	1,821	196	(4,649)	3,605

Net income (loss)	$15,039	$2,026	$4,983	$310	$(12,096)	$10,262

Total assets	$1,558,333	$1,391,868	$736,152	$7,826	$7,778	$3,701,957
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Six Months Ended June 30, 2008:
Net interest income	$24,971	$15,254	$10,694	$53	$3,687	$54,659
Provision for loan losses	1,406	1,815	1,604	—	—	4,825
Noninterest income	14,680	2,123	4,765	1,996	4,083	27,647
Noninterest expense	15,153	9,568	8,426	1,581	19,768	54,496

Income before income taxes	23,092	5,994	5,429	468	(11,998)	22,985
Income taxes	6,931	1,799	1,629	181	(3,817)	6,723

Net income (loss)	$16,161	$4,195	$3,800	$287	$(8,181)	$16,262

Total assets	$1,665,815	$1,347,141	$755,734	$7,222	$6,284	$3,782,196
Goodwill	2,265	133,255	46,653	2,783	—	184,956

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

Securities available for sale: Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of equity securities not traded in an active market approximates their historical cost.

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

Derivative instruments: Derivative instruments include mortgage loan commitments and an interest rate swap. The fair value of the mortgage loan commitments are based on readily available fair values, obtained in the open market from mortgage investors. The fair value of the interest rate swap is based on the projected future cash flows.

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

Junior subordinated debentures: The fair value for the Company’s junior subordinated debentures was determined by discounting the cash flow using the current market rate.

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the Federal Deposit Insurance Corporation under its Temporary Liquidity Guarantee Program (“TLGP”) was determined by discounting the cash flow using the current market rate.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$144,279	$144,279	$100,394	$100,394
Securities available for sale	684,723	684,723	695,106	695,106
Mortgage loans held for sale	49,565	49,578	41,805	41,805
Loans, net	2,432,880	2,459,480	2,495,981	2,511,845
Derivative instruments	150	150	150	150
Financial liabilities:
Deposits	2,600,210	2,620,534	2,344,331	2,359,423
Short-term borrowings	40,428	40,428	89,541	89,541
Federal Home Loan Bank advances	499,234	510,445	768,302	780,246
Junior subordinated debentures	76,093	76,013	76,133	77,388
TLGP Senior Note	50,000	51,958	—	—
Derivative instruments	727	727	953	953

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Securities available for sale	$—	$631,828	$52,895	$684,723
Derivative instruments	—	(577)	—	(577)

	$—	$631,251	$52,895	$684,146

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the six months ended June 30, 2009:

Securities available for sale
Balance as of January 1, 2009	$70,481
Realized losses included in net income	(492)
Unrealized losses included in other comprehensive income	(5,348)
Net purchases, sales, issuances, and settlements	(11,746)
Transfers in and/or out of Level 3	—

Balance as of June 30, 2009	$52,895

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the consolidated balance sheet at June 30, 2009 and December 31, 2008, respectively.

Impaired loans: Loans considered impaired, as determined pursuant to Statement No. 114, are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the fair value of the real estate less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3. After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no fair value adjustments for OREO were necessary at June 30, 2009.

For assets measured at fair value on a nonrecurring basis during the first six months of 2009 that were still held in the balance sheet at June 30, 2009, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Impaired loans	$—	$—	$66,859	$66,859

Impaired loans with a carrying value of $66,859 had an allocated allowance for loan losses of $7,620 at June 30, 2009. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note I - Comprehensive Income

(In Thousands)

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,
	2009	2008
Net income	$4,256	$7,985
Other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit) of $311 and $(6,828)	501	(11,023)
Reclassification adjustment for gains realized in net income, net of tax expense of $430	(693)	—

Net change in unrealized losses on securities available for sale	(192)	(11,023)

Unrealized holding gains on derivative instruments, net of tax expense of $35 and $242	58	391
Reclassification adjustment for gains realized in net income, net of tax expense of $121 and $270	(196)	(434)

Net change in unrealized losses on derivative instruments	(138)	(43)

Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $43 and $38	68	61

Other comprehensive loss	(262)	(11,005)

Comprehensive income (loss)	$3,994	$(3,020)

	Six Months Ended June 30,
	2009	2008
Net income	$10,262	$16,262
Other comprehensive loss:
Unrealized holding losses on securities available for sale, net of tax benefit of $(1,193) and $(3,870)	(1,925)	(6,248)
Reclassification adjustment for gains realized in net income, net of tax expense of $593	(957)	—

Net change in unrealized losses on securities available for sale	(2,882)	(6,248)

Unrealized holding gains on derivative instruments, net of tax expense of $87 and $442	140	716
Reclassification adjustment for gains realized in net income, net of tax expense of $387 and $278	(626)	(449)

Net change in unrealized (losses) gains on derivative instruments	(486)	267

Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $85 and $76	136	122

Other comprehensive loss	(3,232)	(5,859)

Comprehensive income	$7,030	$10,403

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Net income applicable to common stock	$4,256	$7,985	$10,262	$16,262

Average common shares outstanding	21,073,228	20,946,287	21,070,399	20,912,383

Net income per common share-basic	$0.20	$0.38	$0.49	$0.78

Diluted:
Net income applicable to common stock	$4,256	$7,985	$10,262	$16,262

Average common shares outstanding	21,073,228	20,946,287	21,070,399	20,912,383
Effect of dilutive stock based compensation	120,332	258,921	116,214	251,962

Average common shares outstanding-diluted	21,193,560	21,205,208	21,186,613	21,164,345

Net income per common share-diluted	$0.20	$0.38	$0.48	$0.77

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

Total assets for the Company were $3,701,957 on June 30, 2009 as compared to $3,715,980 on December 31, 2008.

Cash and cash equivalents increased $43,885 from $100,394 at December 31, 2008 to $144,279 at June 30, 2009. Cash and cash equivalents represented 3.90% of total assets at June 30, 2009 compared to 2.70% of total assets at December 31, 2008. Our investment portfolio decreased to $684,723 at June 30, 2009 from $695,106 at December 31, 2008. During the first six months of 2009, the Company purchased $220,514 of investments securities. Maturities and calls of securities during the first six months of 2009 totaled $123,969. The carrying value of securities sold during the first six months of 2009 totaled $100,295.

Mortgage loans held for sale were $49,565 at June 30, 2009 compared to $41,805 at December 31, 2008. Originations of mortgage loans to be sold totaled $522,968 for the first six months of 2009 as compared to $394,668 for the same period in 2008. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

The loan balance, net of unearned income, at June 30, 2009 was $2,468,844, representing a decrease of $62,042 from $2,530,886 at December 31, 2008. Loans in our Tennessee region grew $10,033 while loans in our Mississippi and Alabama regions decreased $57,366 and $14,709, respectively, during the first six months of 2009 compared to the respective balances at December 31, 2008. The table below sets forth loans outstanding, according to loan type, net of unearned income.

	June 30, 2009	December 31, 2008
Commercial, financial, agricultural	$292,177	$312,648
Lease financing	1,283	1,746
Real estate – construction	180,202	241,818
Real estate – 1-4 family mortgage	878,263	886,380
Real estate – commercial mortgage	1,054,169	1,015,894
Installment loans to individuals	62,750	72,400

Total loans, net of unearned income	$2,468,844	$2,530,886

In the above table, loans to fund residential real estate development totaling $183,585 and $179,175 were included under the caption “Real estate – 1-4 family mortgage” at June 30, 2009 and December 31, 2008, respectively. Loans to fund commercial real estate development totaling $94,758 and $99,260 were included under the caption “Real estate – commercial mortgage” at June 30, 2009 and December 31, 2008, respectively. We refer to loans to fund real estate development, whether residential or commercial, as “land development loans”. The decrease in loans is primarily attributable to the effects of the economic downturn currently affecting economies on a national, regional and local level. In addition, as the general economic environment began to decline in the last half of 2007, management responded by implementing a strategy to diversify our loan portfolio and reduce our exposure to construction and land development loans. As shown in the table above, our construction loans have decreased $61,616 since December 31, 2008. And, as set forth in the paragraph above, our land development loans have decreased $92 since the end of 2008. Despite this intentional reduction, management expects loan growth in upcoming periods to be relatively modest across all regions until improvements in the general economic conditions occur both nationally and in the local markets in which we operate.

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At June 30, 2009, we had no significant concentrations of loans other than those presented in the categories in the table above.

Intangible assets decreased $995 to $192,328 at June 30, 2009 from $193,323 at December 31, 2008. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the Capital Bancorp Inc. (“Capital”), Heritage Financial Holding Corporation (“Heritage”) and Renasant Bancshares, Inc. acquisitions. These finite-lived intangible assets are being amortized over their estimated useful lives which range from five to ten years.

Total deposits increased $255,879 to $2,600,210 at June 30, 2009 from $2,344,331 on December 31, 2008. Noninterest-bearing deposits increased $7,902 to $292,129 at June 30, 2009 compared to $284,227 at December 31, 2008. Interest-bearing deposits increased $247,977 to $2,308,081 at June 30, 2009 from $2,060,104 at December 31, 2008. Deposits in our Mississippi region increased $157,314 while deposits in our Tennessee and Alabama regions increased $53,388 and $45,177, respectively, during the first six months of 2009 compared to the respective balances at December 31, 2008. During the first six months of 2009, the Company was able to grow deposits because competition for deposits eased in our markets, causing deposit pricing to return to more normal levels. As a result, the Company used deposits as its primary source of funding rather than alternative sources of funding such as borrowings from the Federal Home Loan Bank (“FHLB”). The cost of the Company’s interest-bearing deposits decreased 103 basis points to 2.15% for the six months ended June 30, 2009 from 3.18% for the six months ended June 30, 2008. The cost of the Company’s FHLB borrowings were 3.27% for the six months ended June 30, 2009 compared to 3.73% for the same period in 2008.

Total borrowings were $665,755 at June 30, 2009 compared to $933,976 at December 31, 2008. Short-term borrowings, consisting of federal funds purchased, short-term FHLB advances and other short-term borrowings, were $40,428 at June 30, 2009 compared to $314,541 at December 31, 2008. Long-term debt, consisting of long-term FHLB advances and junior subordinated debentures, was $625,327 at June 30, 2009 compared to $619,435 at December 31, 2008. The aforementioned growth in deposits allowed the Company to reduce its use of FHLB borrowings, primarily its short-term FHLB borrowings. Long-term debt also includes the proceeds of the offering by Renasant Bank of a $50,000 aggregate principal amount 2.625% senior note due March 30, 2012 which was completed on March 31, 2009. The note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (“TLGP”). Please refer to the “Liquidity and Capital Resources” section below for information regarding the Company’s participation in the TLGP.

Shareholders’ equity slightly increased to $400,680 at June 30, 2009 compared to $400,371 at December 31, 2008. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and increases in other comprehensive losses. The increases in other comprehensive losses are a result of changes in unrealized gains and losses in our securities portfolio.

Results of Operations

Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

Net income for the three month period ended June 30, 2009 was $4,256, a decrease of $3,729, or 46.70%, from net income of $7,985 for the same period in 2008. Basic and diluted earnings per share were $0.20 for the three month period ended June 30, 2009, as compared to basic and diluted earnings per share of $0.38 for the comparable period a year ago.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income decreased 12.15% to $24,160 for the second quarter of 2009 compared to $27,502 for the same period in 2008. On a tax equivalent basis, net interest margin for the three month period ended June 30, 2009 was 3.04% compared to 3.43% for the same period in 2008. Significant reductions in interest rate indices throughout 2008 have had a negative impact on net interest margin. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, competitive and market-wide liquidity factors prevented the cost of deposits in several of our markets from declining proportionately. As a result, net interest margin declined. An increase in nonaccrual loans during the second quarter of 2009 as compared to the second quarter of 2008 had a further negative impact on net interest margin three month period ended June 30, 2009. The Company reversed interest income totaling $759 related to loans placed on nonaccrual status during the three months ended June 30, 2009 compared to $377 for the same period in 2008. This reversal reduced net interest margin by 9 basis points and 4 basis points for the three months ended June 30, 2009 and 2008, respectively.

Interest income decreased 15.37% to $42,709 for the second quarter of 2009 from $50,465 for the same period in 2008. The decrease in interest income was primarily due to decreases in yield as the average balance of interest-earning assets increased slightly. The average balance of loans decreased $69,822 for the three months ended June 30, 2009 as compared to the same period in 2008, while the average balance of interest-bearing balances with banks increased $76,549 for the three months ended June 30, 2009 as compared to the same period in 2008. The tax equivalent yield on earning assets decreased 93 basis points to 5.27% for the second quarter of 2009 compared to the same period in 2008.

Interest expense decreased 19.22% to $18,549 for the three months ended June 30, 2009 as compared to $22,963 for the same period in 2008. This decrease primarily resulted from decreases in rate as the cost of deposits and alternative funding sources decreased during the periods as a result of reductions in the interest rate environment. The average balance of interest-bearing deposits increased $109,408 for the three months ended June 30, 2009 as compared to the same period in 2008, while the average balance of borrowings decreased $111,665 for the three months ended June 30, 2009 as compared to the same period in 2008. The cost of interest-bearing liabilities decreased 60 basis points to 2.47% for the second quarter of 2009 compared to 3.07% for the same period in 2008.

Noninterest Income

Noninterest income was $15,424 for the three month period ended June 30, 2009 compared to $13,790 for the same period in 2008, an increase of $1,634, or 11.85%.

Service charges on deposits, representing the largest component of noninterest income, were $5,395 and $5,750 for the second quarter of 2009 and 2008, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,873 for the three month period ended June 30, 2009 compared to $5,232 for the same period in 2008.

Fees and commissions, which include fees charged for both deposit services (other than service charges on deposits) and loan services, were $4,424 for the three month period ended June 30, 2009 compared to $4,481 for the same period in 2008. Fees charged for loan services were $2,368 for the second quarter of 2009 compared to $2,426 for the same period in 2008. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the second quarter of 2009, fees associated with debit card usage were $1,384, up 14.29% from $1,211 for the same period in 2008. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions,” were $274 for the second quarter of 2009 compared to $426 for the same period of 2008.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts, including changes in market values of assets under management. Trust revenue for the second quarter of 2009 was $488 as compared to $670 for the same period in 2008. The market value of assets under management was $452,089 and $497,100 as of June 30, 2009 and 2008, respectively. The decline in the market value of assets under management is a result of the performance of the financial markets and the overall economic conditions over this same period.

Gains from sales of mortgage loans held for sale increased to $2,293 for the three months ended June 30, 2009 compared to $1,311 for the same period in 2008. The increase in gains on the sale of mortgage loans is attributable to higher volumes of overall originations due to increased new originations and refinancing made possible by historically lower mortgage interest rates. Originations of mortgage loans to be sold totaled $260,583 for the second quarter of 2009 as compared to $203,839 for same period in 2008. Approximately 66.05% of the total mortgage originations during the three months ended June 30, 2009 were mortgages being refinanced with the Company, with the remainder being new originations.

Noninterest Expense

Noninterest expense was $27,132 for the three month period ended June 30, 2009 compared to $27,698 for the same period in 2008, a decrease of $566, or 2.04%.

Salaries and employee benefits for the three month period ended June 30, 2009 were $13,736, which is $1,113 less than the same period last year. This difference is attributable to the realization of the full effect of workforce reductions as employee service capacity exceeded projected growth in certain areas.

Data processing costs for the three month period ended June 30, 2009 were $1,430, an increase of $127 compared to $1,303 for the same period last year. Net occupancy expense and equipment expense for the three month period ended June 30, 2009 decreased $350 to $3,063 over the comparable period for the prior year.

Amortization of intangible assets was $494 for the three months ended June 30, 2009 compared to $578 for the three months ended June 30, 2008. Intangible assets are amortized over their estimated useful lives, which range between five and ten years.

Communication expense, that is, expenses incurred for communication to clients and between employees, was $1,205 for the three months ended June 30, 2009 compared to $1,166 for the same period in 2008.

Other noninterest expense was $5,773 and $4,665 for the three months ended June 30, 2009 and 2008, respectively. Other noninterest expense for the three months ended June 30, 2009 includes an increase of $514 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions and a $1,750 charge for the special deposit insurance assessment levied by the FDIC on all insured institutions, which is payable in the third quarter of 2009.

Noninterest expense as a percentage of average assets was 2.91% for the three month period ended June 30, 2009 and 2.97% for the comparable period in 2008. The net overhead ratio was 1.38% and 1.49% for the second quarter of 2009 and 2008, respectively. The net overhead ratio is defined as noninterest expense less noninterest income, expressed as a percent of average assets. Our efficiency ratio increased to 66.65% for the three month period ended

June 30, 2009 compared to 65.61% for the same period of 2008. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income Taxes

Income tax expense was $1,496 for the three month period ended June 30, 2009 compared to $3,409 for the same period in 2008. The effective tax rates for the three month periods ended June 30, 2009 and 2008 were 26.01% and 29.92%, respectively. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008

Net income for the six months ended June 30, 2009 was $10,262, a decrease of $6,000, or 36.90%, from net income of $16,262 for the same period in 2008. Basic earnings per share were $0.49 and diluted earnings per share were $0.48 for the six month period ended June 30, 2009, as compared to basic earnings per share of $0.78 and diluted earnings per share of $0.77 for the comparable period a year ago.

Net Interest Income

Net interest income decreased 9.49% to $49,473 for the first six months of 2009 compared to $54,659 for the same period in 2008. On a tax equivalent basis, net interest margin for the six month period ended June 30, 2009 was 3.12% compared to 3.47% for the same period in 2008. Additionally, net interest income for the first six months of 2008 includes $551 in interest income related to certain Capital and Heritage loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” as compared to $22 in interest income from similar loans for the first six months of 2009. This additional interest income increased net interest margin for the first six months of 2008 by 3 basis points. The Company reversed interest income totaling $1,387 related to loans placed on nonaccrual status during the six months ended June 30, 2009 compared to $371 for the same period in 2008. This reversal reduced net interest margin by 8 basis points and 2 basis points for the six months ended June 30, 2009 and 2008, respectively.

Interest income decreased 16.59% to $86,619 for the first six months of 2009 from $103,848 for the same period in 2008. The decrease in interest income was primarily due to decreases in yield offset by an increase in the volume of interest-earning assets. The average balance of interest-earning assets for the six months ending June 30, 2009 increased $63,310 as compared to the same period in 2008 due primarily to the purchase of investment securities. The tax equivalent yield on earning assets decreased 113 basis points to 5.37% for the first six months of 2009 compared to the same period in 2008.

Interest expense decreased 24.48% to $37,146 for the six months ended June 30, 2009 as compared to $49,189 for the same period in 2008. This decrease primarily resulted from decreases in rate as the cost of deposits and alternative funding sources decreased during the periods as a result of reductions in the interest rate environment. The cost of interest-bearing liabilities decreased 90 basis points to 2.46% for the first six months of 2009 compared to 3.36% for the same period in 2008. The average balance of interest-bearing liabilities for the six months ended June 30, 2009 increased $87,040 as compared to the same period in 2008 due to additional borrowings used to purchase investment securities.

Noninterest Income

Noninterest income was $30,186 for the six month period ended June 30, 2009 compared to $27,647 for the same period in 2008, an increase of $2,539, or 9.18%.

Service charges on deposits were $10,820 and $11,183 for the first six months of 2009 and 2008, respectively. Overdraft fees were $9,735 for the six month period ended June 30, 2009 compared to $10,026 for the same period in 2008.

Fees and commissions were $9,106 for the six month period ended June 30, 2009, an increase of $860, or 10.43%, over $8,246 for the same period in 2008. Fees charged for loan services increased $381 to $4,762 for the first six months of 2009 compared to $4,381 for the same period in 2008. For the first six months of 2009, fees associated with debit card usage were $2,676, up 16.55% from $2,296 for the same period in 2008. Revenues generated from the sale of all specialized products by the Financial Services division totaled $823 for the six month period ended

June 30, 2009 compared to $690 for the same period in 2008. Revenue generated by the trust department for managing accounts was $979 as compared to $1,296 for the same period of 2008.

Income earned on insurance products was $1,665 and $1,695 for the six months ending June 30, 2009 and 2008, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $288 and $296 for the six months ending June 30, 2009 and 2008, respectively.

Gains from sales of mortgage loans held for sale increased to $4,069 for the six months ended June 30, 2009 compared to $2,832 for the same period in 2008. Originations of mortgage loans to be sold totaled $522,968 for the first six months of 2009 as compared to $394,668 for same period in 2008. Approximately 67.80% of the total mortgage originations during the six months ended June 30, 2009 were mortgages being refinanced with the Company due primarily to lower mortgage interest rates, with the remainder being new originations.

Other noninterest income, which includes BOLI income, contingency income and other miscellaneous income, was $1,997 and $2,395 for the six months ended June 30, 2009 and 2008, respectively. Other noninterest income for the six months ended June 30, 2008 includes a $409 gain related to the redemption of shares as a result of the Visa initial public offering.

Noninterest Expense

Noninterest expense was $54,052 for the six month period ended June 30, 2009 compared to $54,496 for the same period in 2008, a decrease of $444, or 0.81%.

Salaries and employee benefits for the six month period ended June 30, 2009 were $28,480, which is $1,087 less than the same period last year. During the first six months of 2009, the Company had a 4.85% reduction in our workforce as employee service capacity exceeded projected growth in certain areas. Severance expenses incurred in the first six months of 2009 totaled $410.

Data processing costs for the six month period ended June 30, 2009 were $2,759, an increase of $149 compared to $2,610 for the same period last year. Net occupancy expense and equipment expense for the six month period ended June 30, 2009 decreased $474 to $6,312 over the comparable period for the prior year.

Amortization of intangible assets was $995 for the six months ended June 30, 2009 compared to $1,162 for the six months ended June 30, 2008.

Communication expense was $2,299 for the six months ended June 30, 2009 compared to $2,361 for the same period in 2008.

Other noninterest expense was $10,286 and $8,720 for the six months ended June 30, 2009 and 2008, respectively. Other noninterest expense for the six months ended June 30, 2009 includes an increase of $914 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions and the aforementioned $1,750 charge for the special deposit insurance assessment levied by the FDIC. These increases in expenses were offset by reductions in expense resulting from renegotiations of various contracts with suppliers and vendors and the Company’s overall efforts to reduce non-essential expenses. For the remainder of 2009, expenses associated with our FDIC deposit insurance assessments will remain at higher levels in comparison to 2008, as assessments for 2008 were partially offset by the Company’s assessment credit, which is now exhausted.

Noninterest expense as a percentage of average assets was 2.91% for the six month period ended June 30, 2009 and 2.97% for the comparable period in 2008. The net overhead ratio was 1.37% and 1.46% for the first six months of 2009 and 2008, respectively. Our efficiency ratio increased to 66.03% for the six month period ended June 30, 2009 compared to 64.75% for the same period of 2008.

Income Taxes

Income tax expense was $3,605 for the six month period ended June 30, 2009 compared to $6,723 for the same period in 2008. The effective tax rates for the six month periods ended June 30, 2009 and 2008 were 26.00% and 29.25%, respectively.

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

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses identified in our loan portfolio. The Company recorded a provision for loan losses of $6,700 for the second quarter of 2009 as compared to $2,200 for the same period in 2008. The provision for loan losses was $11,740 for the six months ended June 30, 2009 compared to $4,825 for the same period in 2008. Factors considered in management’s assessment in determining the amount of provision to charge to current period operations include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans and current economic conditions in the markets in which we operate. Specifically, management increased the provision for loan losses during the first six months of 2009 as compared to the same period in 2008 as a result of continuing credit deterioration in 2009, which is reflected in the increases in net charge-offs and nonperforming loans. The increase in the provision is also consistent with the Company’s practice of proactively identifying losses within the loan portfolio as potential weaknesses are identified.

For the second quarter of 2009, net charge-offs were $5,917, or 0.93% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2008 of $2,824, or 0.43% annualized. For the first six months of 2009, net charge-offs were $10,681, or 0.84% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2008 of $4,550, or 0.35% annualized. The increase in charge-offs for the first six months of 2009 compared to the same period in 2008 is primarily a result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans. The allowance for loan losses as a percentage of total loans was 1.46% at June 30, 2009 as compared to 1.38% at December 31, 2008 and 1.05% at June 30, 2008. The following table presents the activity in the allowance for loan losses for the periods presented.

	2009		2008
	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Balance at beginning of period	$35,181	$34,905	$28,024	$26,647	$27,271	$26,372
Provision for loan losses	6,700	5,040	14,979	3,000	2,200	2,625
Loans charged-off
Commercial, financial, agricultural	1,567	317	295	131	58	139
Lease financing	—	—	—	—	—	—
Real estate – construction	1,132	666	913	235	599	696
Real estate – 1-4 family mortgage	2,888	3,307	6,720	1,952	1,794	758
Real estate – commercial mortgage	682	554	274	—	598	145
Installment loans to individuals	64	83	80	71	71	154

Total	6,333	4,927	8,282	2,389	3,120	1,892
Recoveries of loans previously charged-off
Commercial, financial, agricultural	79	21	44	39	27	97
Lease financing	—	—	—	—	—	—
Real estate – construction	32	56	1	70	60	5
Real estate – 1-4 family mortgage	136	78	78	23	114	22
Real estate – commercial mortgage	5	—	28	2	1	—
Installment loans to individuals	164	8	33	632	94	42

Total	416	163	184	766	296	166

Net charge-offs	5,917	4,764	8,098	1,623	2,824	1,726

Balance at end of period	$35,964	$35,181	$34,905	$28,024	$26,647	$27,271

Allowance for loan losses to total loans:	1.46%	1.40%	1.38%	1.11%	1.05%	1.06%
Net charge-offs (annualized) to average loans	0.93	0.75	1.26	0.25	0.43	0.26

Of the net charge-offs incurred during the second quarter of 2009, $1,364, or 23.05%, were related to land development loans compared to $421, or 14.91%, for the second quarter of 2008. Of the net charge-offs incurred during the first six months of 2009, $2,489, or 23.30%, were related to land development loans compared to $874, or 19.21%, for the first six months of 2008. In both periods, all of the land development loans charged-off were residential land development loans.

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Specific reserves	$10,495	$8,769
Allocated reserves based on loan grades	25,469	26,136

Total	$35,964	$34,905

Nonperforming loans are loans on which the accrual of interest has stopped and loans which are contractually past due 90 days, on which interest continues to accrue. Nonperforming loans were $65,501 at June 30, 2009 as compared to $39,913 at December 31, 2008. Nonperforming loans as a percentage of total loans were 2.65% at June 30, 2009 compared to 1.58% at December 31, 2008. The increase in nonperforming loans at June 30, 2009 as compared to December 31, 2008 is primarily attributable to continued credit deterioration in our construction and land development loans. Management has evaluated these loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2009.

Other real estate owned of $30,546 and $25,111 at June 30, 2009 and December 31, 2008, respectively, is included under the balance sheet heading “Other Assets” and consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other” in the noninterest expense section on the statements of income.

The following table provides details of the Company’s nonperforming assets for the periods presented.

	June 30,		December 31, 2008
	2009	2008
Nonaccruing loans
Commercial, financial, agricultural	$2,035	$73	$1,563
Lease financing	—	—	—
Real estate – construction	5,536	3,297	6,243
Real estate – 1-4 family mortgage	37,418	13,569	22,724
Real estate – commercial mortgage	10,167	720	5,085
Installment loans to individuals	61	—	46

Total	55,217	17,659	35,661
Accruing loans past due 90 days or more Commercial, financial, agricultural	483	185	49
Lease financing	—	—	—
Real estate – construction	202	730	208
Real estate – 1-4 family mortgage	7,060	3,169	2,793
Real estate – commercial mortgage	2,500	4,756	1,106
Installment loans to individuals	39	122	96

Total	10,284	8,962	4,252

Total nonperforming loans	65,501	26,621	39,913
Other real estate owned and repossessions	30,546	13,111	25,111

Total nonperforming assets	$96,047	$39,732	$65,024

Nonperforming loans to total loans	2.65%	1.05%	1.58%
Nonperforming assets to total assets	2.59	1.05	1.75
Allowance for loan losses to nonperforming loans	54.91	100.10	87.45

Nonperforming land development loans are included in the categories “Real estate – 1-4 family mortgages” and “Real estate – commercial mortgages” in the above table. The balance of nonaccruing residential land development loans was $31,046 at June 30, 2009 compared to $16,561 at December 31, 2008 and $8,186 at June 30, 2008. The balance of residential land development loans past due 90 days or more was $4,122 at June 30, 2009 compared to $1,580 at December 31, 2008 and $1,840 at June 30, 2008. The balance of nonaccruing commercial land development loans was $2,069 at June 30, 2009. There were no nonaccruing commercial land development loans at December 31, 2008 or June 30, 2008. The balance of commercial land development loans past due 90 days or more was $333 at June 30, 2009 compared to $3,037 at June 30, 2008. There were no commercial land development loans past due 90 days or more at December 31, 2008.

Management also continually monitors loans past due 30 to 89 days for potential credit quality deterioration. Total loans past due 30 to 89 days were $21,927 at June 30, 2009 as compared to $48,473 at December 31, 2008 and $31,137 at June 30, 2008.

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. As competition for deposits eased in our markets, causing deposit pricing to return to more normal levels during the first six months of 2009, the Company was able to replace alternative sources of funding, primarily FHLB borrowings, with deposits. As a result, total deposits increased $255,879 to $2,600,210 at June 30, 2009 from $2,344,331 on December 31, 2008.

Our securities portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. The balance of our securities portfolio was $684,723 at June 30, 2009 as compared to $695,106 at December 31, 2008. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2009, securities with a carrying value of approximately $531,320 were pledged to secure government, public and trust deposits (collectively referred to as “public fund deposits”) and as collateral for short-term borrowings as compared to $468,640 at December 31, 2008. Management has implemented a strategy to reduce public fund deposits through pricing initiatives and the anticipated runoff of deposit balances as government agencies utilize the funds held in these accounts. Management expects this strategy will increase the amount of our unpledged investment securities.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. At June 30, 2009, we had no amounts outstanding in federal funds purchased as compared to $63,800 at December 31, 2008. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of June 30, 2009, the balance of our outstanding short-term and long-term advances with the FHLB was $499,234 compared to $768,302 at December 31, 2008. The total amount of remaining credit available to us from the FHLB at June 30, 2009 was $335,429. We also maintain lines of credits with other commercial banks totaling $65,000. There were no amounts outstanding under these lines of credit at June 30, 2009 or December 31, 2008.

In October 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies and by providing full deposit insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the final rules, qualifying newly issued senior unsecured debt with a maturity greater than 30 days issued on or before October 31, 2009, would be backed by the full faith and credit of the United States through June 30, 2012. The guarantee was limited to 2% of consolidated liabilities for entities, such as the Company, that had no senior unsecured debt outstanding as of September 30, 2008. The full coverage of non-interest bearing deposit transaction accounts will continue through December 31, 2009. Renasant Bank issued $50,000 of qualifying senior debt securities guaranteed under the TLGP in March 2009 and has remaining capacity to issue up to approximately $15,000 in additional debt under the TLGP. Any additional debt must be issued by October 31, 2009 to be guaranteed under the TLGP. Management intends to use the proceeds from the debt issuance to pay-off long term advances with the FHLB as they mature throughout the remainder of 2009.

For the six months ended June 30, 2009, our total cost of funds, including noninterest-bearing demand deposit accounts, was 2.24%, down from 3.05% for the same period in 2008. Noninterest-bearing demand deposit accounts made up approximately 8.90% of our average total deposits and borrowed funds at June 30, 2009 compared to 9.13% at June 30, 2008. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 29.54% of our average total deposits and borrowed funds and had an average cost of 1.28% for the six months ended June 30, 2009, compared to 29.09% of the average total deposits and borrowed funds with an average cost of 1.76% for the same period in 2008. Another significant source of funds was time deposits, making up 39.40% of the average total deposits and borrowed funds with an average cost of 2.80% for the six months ended June 30, 2009, compared to 40.80% of the average total deposits and borrowed funds with an average cost of 4.19% for the same period in 2008. FHLB advances made up approximately 18.13% of our average total deposits and borrowed funds with an average cost of 3.27%, compared to 16.91% of the average total deposits and borrowed funds with an average cost of 3.73% for the same period in 2008.

Cash and cash equivalents were $144,279 at June 30, 2009 compared to $113,211 at June 30, 2008. Cash provided by investing activities for the six months ended June 30, 2009 was $45,729 compared to cash used in investing activities of $182,620 for the same period of 2008. Proceeds from the sale and maturity of our investment security portfolio were $226,459 for the six months ending June 30, 2009 compared to $95,189 for the six months ending June 30, 2008. Purchases of investment securities were $220,514 for the six months ending June 30, 2009 compared to $306,950 for the six months ending June 30, 2008. Cash provided from the decrease in loans for the six months ended June 30, 2009 was $40,442 compared to $31,835 for the same period in 2008.

Cash used in financing activities for the six months ended June 30, 2009 was $19,330 compared to cash provided by financing activities of $167,659 for the same period of 2008. Cash flows from the generation of deposits were $255,879 for the six months ended June 30, 2009 compared to a reduction in cash flows of $80,498 due to a decrease in deposits for the same period in 2008. Cash provided from the generation of deposits during the six months ended June 30, 2009 was primarily used to reduce our total borrowings by $318,116 which was offset by the $50,000 of proceeds from the issuance of guaranteed senior unsecured debt under the TLGP discussed above.

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of June 30, 2009, Renasant Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2009, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table sets forth the minimum capital ratios required for each of the Company and Renasant Bank to be rated as well capitalized and the capital ratios for the Company and Renasant Bank as of June 30, 2009:

	Minimum Capital Requirement to be Well Capitalized	Renasant Corporation	Renasant Bank
Tier I Leverage (to average assets)	5.00%	8.37%	8.17%
Tier I Capital (to risk-weighted assets)	6.00%	10.92%	10.65%
Total Capital (to risk-weighted assets)	10.00%	12.17%	11.90%

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

On July 8, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was declared effective on July 13, 2009, will allow the Company to raise capital from time to time, up to an aggregate of $150,000, through the sale of common stock, preferred stock, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The Company does not currently plan to offer or sell any of the securities covered by the shelf registration statement. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC must also approve any payment of dividends by the Bank. As such, the approval of these supervisory authorities is required prior to Renasant Bank paying dividends to the Company. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2009, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $32,294. There were no loans outstanding from Renasant Bank to the Company at June 30, 2009. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first six months of 2009, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Book value per share was $19.01 and $19.00 at June 30, 2009 and December 31, 2008, respectively.

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at June 30, 2009, were approximately $412,064 and $32,430, respectively, compared to $614,311 and $27,497, respectively, at December 31, 2008.

We entered into an interest rate swap with a notional amount of $31,000 whereby we receive a variable rate of interest based on the three-month LIBOR plus 187 basis points and pay a fixed rate based of 5.70%. The effective date of this swap was December 5, 2007 and its maturity date is March 15, 2010. At June 30, 2009, the swap had a fair value of $(727), and we received a rate of interest of 2.50%.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2009.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Renasant Corporation was held on April 21, 2009. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitations. At the meeting, shareholders were asked to elect six Class 1 directors, each to serve a three-year term, and to ratify the appointment of Horne, LLP as the Company’s independent registered public accountants for 2009.

All of the Company’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Votes “For”	Votes Withheld	Non-Votes
Class 1 Directors (term expiring in 2012)
George H. Booth, II	16,547,621	516,143	4,022,147
Frank B. Brooks	16,640,916	422,848	4,022,147
Albert J. Dale, III	16,712,118	351,646	4,022,147
John T. Foy	16,714,906	348,858	4,022,147
T. Michael Glenn	16,682,134	381,630	4,022,147
Jack C. Johnson	16,705,766	357,998	4,022,147

The term of office of each of the following directors continued at the 2009 Annual Meeting:

Class 2 Directors (term expiring in 2010)

Francis J. Cianciola(1), John M. Creekmore, Neal A. Holland, Jr., E. Robinson McGraw, Theodore S. Moll, J. Larry Young

Class 3 Directors (term expiring in 2011)

William M. Beasley, Marshall H. Dickerson, R. Rick Hart, Richard L. Heyer, Jr., J. Niles McNeel, Michael D. Shmerling, H. Joe Trulove

The ratification of the appointment of Horne, LLP as the Company’s independent registered public accountants for 2009 was approved with 16,961,713 votes for, 84,772 votes against, 17,279 abstentions and 4,022,147 non-votes.

(1)	On May 29, 2009, subsequent to the 2009 Annual Meeting, Mr. Cianciola resigned from the board of directors.

Item 6.	EXHIBITS

Exhibit Number	Description
(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Bylaws of Renasant Corporation, as amended(2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Bylaws of Renasant Corporation, as amended(2)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2008 and incorporated herein by reference.

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

August 10, 2009	RENASANT CORPORATION

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