Form 10-Q
period 2009-09-30
RENASANT CORP
filed 2009-11-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

(662) 680-1001

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

Common stock, $5.00 Par Value, 21,078,828 shares outstanding as of October 30, 2009.

RENASANT CORPORATION

FORM 10-Q

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited) September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$88,419	$81,427
Interest-bearing balances with banks	23,837	18,967

Cash and cash equivalents	112,256	100,394

Securities available for sale	597,618	695,106
Securities held to maturity (fair value of $141,726 at September 30, 2009)	140,586	—

Mortgage loans held for sale	24,091	41,805

Loans, net of unearned income	2,402,423	2,530,886
Allowance for loan losses	(36,352)	(34,905)

Net loans	2,366,071	2,495,981

Premises and equipment, net	44,462	46,992
Intangible assets, net	191,839	193,323
Other assets	165,734	142,379

Total assets	$3,642,657	$3,715,980

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$297,858	$284,227
Interest-bearing	2,263,126	2,060,104

Total deposits	2,560,984	2,344,331

Short-term borrowings	35,825	314,541
Long-term debt	599,251	619,435
Other liabilities	36,124	37,302

Total liabilities	3,232,184	3,315,609

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 21,078,828 and 21,067,539 shares outstanding at September 30, 2009 and December 31, 2008, respectively	113,954	113,954
Treasury stock, at cost	(27,859)	(28,044)
Additional paid-in capital	184,810	184,273
Retained earnings	146,142	142,427
Accumulated other comprehensive loss	(6,574)	(12,239)

Total shareholders’ equity	410,473	400,371

Total liabilities and shareholders’ equity	$3,642,657	$3,715,980

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$34,636	$40,955	$105,131	$129,116
Securities
Taxable	6,575	7,822	20,252	20,830
Tax-exempt	1,355	1,115	3,672	3,466
Other	48	112	178	440

Total interest income	42,614	50,004	129,233	153,852

Interest expense
Deposits	11,467	14,358	35,966	50,184
Borrowings	5,956	7,705	18,603	21,068

Total interest expense	17,423	22,063	54,569	71,252

Net interest income	25,191	27,941	74,664	82,600
Provision for loan losses	7,350	3,000	19,090	7,825

Net interest income after provision for loan losses	17,841	24,941	55,574	74,775

Noninterest income
Service charges on deposit accounts	5,379	5,861	16,199	17,044
Fees and commissions	3,961	4,198	13,067	12,444
Insurance commissions	949	920	2,614	2,615
Trust revenue	501	597	1,480	1,893
Gains on sales of securities available for sale	—	—	1,550	—
BOLI income	380	398	1,239	1,150
Gains on sales of mortgage loans held for sale	1,832	1,352	5,901	4,184
Other	951	318	2,089	1,961

Total noninterest income	13,953	13,644	44,139	41,291

Noninterest expense
Salaries and employee benefits	13,363	15,250	41,843	44,817
Data processing	1,439	1,289	4,198	3,899
Net occupancy	2,082	2,219	6,282	6,633
Equipment	963	1,180	3,075	3,552
Professional fees	1,068	897	2,902	2,631
Advertising and marketing	492	863	1,579	2,419
Intangible amortization	489	610	1,484	1,772
Communications	1,057	1,102	3,356	3,463
Other	5,165	4,374	15,451	13,094

Total noninterest expense	26,118	27,784	80,170	82,280

Income before income taxes	5,676	10,801	19,543	33,786
Income taxes	1,451	3,243	5,056	9,966

Net income	$4,225	$7,558	$14,487	$23,820

Basic earnings per share	$0.20	$0.36	$0.69	$1.14

Diluted earnings per share	$0.20	$0.36	$0.68	$1.13

Cash dividends per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net cash provided by operating activities	$61,710	$55,592

Investing activities
Purchases of securities available for sale	(308,002)	(316,575)
Proceeds from sales of securities available for sale	102,490	—
Proceeds from call/maturities of securities available for sale	171,706	134,545
Purchases of securities held to maturity	(1,871)	—
Proceeds from call/maturities of securities held to maturity	845	—
Net decrease in loans	78,412	34,743
Proceeds from sales of premises and equipment	68	39
Purchases of premises and equipment	(839)	(3,569)

Net cash provided by (used in) investing activities	42,809	(150,817)

Financing activities
Net increase (decrease) in noninterest-bearing deposits	13,631	(11,544)
Net increase (decrease) in interest-bearing deposits	203,022	(123,964)
Net decrease in short-term borrowings	(278,716)	(168,661)
Proceeds from long-term debt	56,935	438,940
Repayment of long-term debt	(76,963)	(24,184)
Purchases of treasury stock	—	(2,004)
Cash paid for dividends	(10,772)	(10,729)
Cash received on exercise of stock-based compensation	206	2,830
Excess tax benefit from stock-based compensation	—	796

Net cash (used in) provided by financing activities	(92,657)	101,480

Net increase in cash and cash equivalents	11,862	6,255
Cash and cash equivalents at beginning of period	100,394	99,793

Cash and cash equivalents at end of period	$112,256	$106,048

Supplemental disclosures
Transfers of loans to other real estate	$33,194	$21,564
Transfers of securities classified as available for sale to held to maturity	139,566	—

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A – Summary of Significant Accounting Policies

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

Subsequent Events

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through November 9, 2009, the date of issuance of its financial statements, and has determined that no significant events occurred after September 30, 2009 but prior to the issuance of these financial statements that would have a material impact on its Condensed Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 168”). Statement No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Statement No. 168 defines the new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the sole source for all authoritative accounting guidance. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. In addition, the FASB will not consider Accounting Standards Updates as authoritative in their own right; rather, Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements. References to authoritative accounting literature in these Notes to Condensed Consolidated Financial Statements will be in accordance with the new Codification with prior terminology included parenthetically.

In December 2007, the FASB issued an update to ASC 810, “Consolidation” (Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51”). This update established new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This update also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. This update also clarifies that transactions resulting in changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation should be accounted for as equity transactions. This update also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this update on January 1, 2009 with no material impact on its financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A – Summary of Significant Accounting Policies (continued)

In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging” (“ASC 815”) (Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement No. 133”). This update requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedging activities are accounted for under ASC 815, and how derivative instruments and related hedging activities affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, this update requires qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, quantitative disclosures presented in tabular format of the fair values of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative instruments. The Company adopted this update on January 1, 2009 with no material impact on its financial statements. See Note D, “Derivative Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update.

In December 2008, the FASB issued an update to ASC 715, “Compensation - Retirement Benefits” (Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). This update requires further disclosures about the fair value measurements of an employer’s benefit plan assets, including disclosures about the following: how investment allocation decisions are made, including the factors material to an understanding of investment policies and strategies; major categories of plan assets; information about inputs and valuation techniques, including the fair value hierarchy classifications, as defined by ASC 820, “Fair Value Measurements and Disclosures,” of the major categories of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 inputs) on changes in plan assets; and significant concentrations of risk within plan assets. This update is effective for fiscal years beginning on or after December 15, 2009, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting this update on its financial statements.

In January 2009, the FASB issued an update to ASC 325, “Investments – Other” (Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”), which amends the existing guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. This update also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements. This update was effective for interim and annual reporting periods ending after December 15, 2008, and was to be applied prospectively. Retroactive application was not permitted. The Company adopted this update on January 1, 2009 with no material impact on its financial statements.

In April 2009, the FASB issued an update to ASC 805, “Business Combinations” (Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). This update amends and clarifies existing guidance to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value, at the acquisition date, of an asset acquired or liability assumed cannot be determined, this update requires using the guidance under ASC 450, “Contingencies”. This update is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first annual reporting period beginning on or after December 15, 2008. The adoption of this update will impact the Company’s accounting for and reporting of acquisitions completed after January 1, 2009.

In April 2009, the FASB issued an update to ASC 820, “Fair Value Measurements and Disclosures” (Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement: to reflect how much an asset or liability would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted this update as of June 30, 2009 with no material impact on its financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A – Summary of Significant Accounting Policies (continued)

In April 2009, the FASB issued an update to ASC 320, “Investments – Debt and Equity Securities” (Staff Position No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This update is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This update also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. See Note B, “Securities,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update.

In April 2009, the FASB issued an update to ASC 825, “Financial Instruments” (Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This update amends existing authoritative accounting literature to require quantitative and qualitative disclosures about fair value of financial instruments for both annual and interim reporting periods of publicly traded companies. See Note H, “Fair Value of Financial Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update.

In May 2009, the FASB issued an update to ASC 855, “Subsequent Events” (Statement No. 165, “Subsequent Events”). The objective of this update is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This update sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update was effective for the Company beginning with its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. The adoption of this update had no material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides further guidance on how to measure the fair value of a liability. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC 820, “Fair Value Measurements and Disclosures”. This update is effective for the first reporting period beginning on or after the date of issuance of the update, which was August 26, 2009. The Company does not expect the adoption of this update will have a material impact on its financial statements.

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Obligations of other U.S. Government agencies and corporations	$75,031	$446	$(93)	$75,384
Mortgage-backed securities	454,765	13,047	(1,976)	465,836
Trust preferred securities	33,339	120	(16,372)	17,087
Other equity securities	39,252	59	—	39,311

	$602,387	$13,672	$(18,441)	$597,618

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note B – Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Obligations of other U.S. Government agencies and corporations	$58,792	$1,128	$—	$59,920
Mortgage-backed securities	447,297	6,713	(5,043)	448,967
Obligations of states and political subdivisions	112,129	1,344	(739)	112,734
Trust preferred securities	32,669	6	(12,132)	20,543
Other equity securities	53,089	265	(412)	52,942

	$703,976	$9,456	$(18,326)	$695,106

Gross gains on sales of securities available for sale for the nine months ended September 30, 2009 were $2,195. These gains were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009. For the nine months ended September 30, 2008, there were no sales of securities available for sale. The cost of securities sold is based on the specific identification method.

During the third quarter of 2009, the Company transferred all of its securities representing obligations of states and political subdivisions from the available for sale category to the held to maturity category. The Company has the intent and the ability to hold these securities to maturity. Transfers of debt securities into the held to maturity category from the available for sale category are made at fair value at the date of the transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized or accreted over the remaining life of the securities.

The amortized cost and fair value of securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Obligations of states and political subdivisions	$140,586	$1,269	$(129)	$141,726

The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$6,529	$6,371
Due after one year through five years	26,893	27,155	44,182	44,327
Due after five years through ten years	42,980	42,971	47,273	47,865
Due after ten years	38,497	22,345	42,602	43,163
Mortgage-backed securities	454,765	465,836	—	—
Other equity securities	39,252	39,311	—	—

	$602,387	$597,618	$140,586	$141,726

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note B – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Obligations of other U.S Government agencies and corporations	$12,894	$(93)	$—	$—	$12,894	$(93)
Mortgage-backed securities	46,845	(186)	20,521	(1,790)	67,366	(1,976)
Trust preferred securities	—	—	13,967	(16,372)	13,967	(16,372)
Other equity securities	—	—	—	—	—	—

Total	$59,739	$(279)	$34,488	$(18,162)	$94,227	$(18,441)

December 31, 2008
Obligations of other U.S Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	37,342	(5,020)	2,676	(23)	40,018	(5,043)
Obligations of states and political subdivisions	32,311	(699)	735	(40)	33,046	(739)
Trust preferred securities	17,537	(12,132)	—	—	17,537	(12,132)
Other equity securities	883	(412)	—	—	883	(412)

Total	$88,073	$(18,263)	$3,411	$(63)	$91,484	$(18,326)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Obligations of states and political subdivisions	$58,838	$(129)	$—	$—	$58,838	$(129)

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $30,339 and $29,669 and a fair value of $13,967 and $17,537 at September 30, 2009 and December 31, 2008, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 308 financial institutions. As of September 30, 2009, management determined that there is not sufficient evidence to conclude that the decline in value of these securities is due to adverse changes that are likely to result in a permanent reduction in future cash flow. Management’s determination is based on the current credit ratings, the known deferrals and defaults by the underlying issuing banks and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. This determination is further supported by quarterly valuations obtained by the Company performed by third parties.

Management does not believe unrealized losses in the Company’s investment portfolio, individually or in the aggregate, as of September 30, 2009 represent an other-than-temporary impairment. Management does not currently believe such securities will be settled at a price less than the amortized cost of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity, it does not consider the investments to be other-than-temporarily impaired at September 30, 2009.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note C – Loans

(In Thousands)

Certain loans acquired in connection with the mergers with Capital Bancorp, Inc. (“Capital”) and Heritage Financial Holding Corporation (“Heritage”) exhibited at the date of acquisition evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the consolidated balance sheet heading “Loans, net of unearned income” at September 30, 2009 is as follows:

Commercial	$4,603
Consumer	57
Mortgage	398

Total outstanding balance	$5,058

Total carrying amount	$3,646

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2009	$30
Additions	—
Reclassifications from nonaccretable difference	242
Accretion	(145)

Balance as of September 30, 2009	$127

The Company did not increase the allowance for loan losses for these loans during the nine months ended September 30, 2009.

Nonaccrual loans at September 30, 2009 were $37,995 as compared to $35,661 at December 31, 2008. Loans past due 90 days or more and still accruing interest were $10,661 at September 30, 2009 as compared to $4,252 at December 31, 2008. Impaired loans at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Impaired loans with an allocated allowance for loan losses	$56,449	$35,133
Impaired loans without an allocated allowance for loan losses	985	259

Total impaired loans	$57,434	$35,392

Allocated allowance on impaired loans	$9,323	$5,357

Note D – Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure. These derivative financial instruments currently include interest rate swaps and mortgage loan commitments. Derivative financial instruments are included in the consolidated balance sheet heading “Other assets” or “Other liabilities” at fair value.

Cash flow hedges are utilized to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. For the Company’s derivatives designated as cash flow hedges, changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method.

In August 2009, the Company entered into interest rate swaps with a notional amount of $75,000 whereby it receives a fixed rate of interest and pays a variable rate based on the Prime rate. The interest rate swaps are a designated cash flow hedge designed to convert the variable interest rate on $75,000 of loans to a fixed rate. At September 30, 2009, the swaps had a fair value of $786.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note D – Derivative Instruments (continued)

In December 2007, the Company entered into an interest rate swap with a notional amount of $31,000 whereby it receives a variable rate of interest based on the three-month LIBOR plus 187 basis points and pays a fixed rate of 5.70%. The Company accounts for this swap as a cash flow hedge of the volatility in cash flows resulting from changes in interest rates on $31,000 of its junior subordinated debentures. At September 30, 2009, the swap had a fair value of $(545).

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. For the nine months ended September 30, 2009 and 2008, deferred gains related to the swap of $1,013 and $1,439, respectively, were amortized into net interest income over the designated hedging period that ended in May 2009.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. Under this sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the caption “Gains on sales of mortgage loans held for sale” on the statements of income and do not qualify for hedge accounting. At September 30, 2009, the fair value of these commitments was $120.

Note E – Employee Benefit Plans

(In Thousands)

The following table provides the components of net pension cost and other benefit cost recognized for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$—	$—	$10	$8
Interest cost	245	256	17	20
Expected return on plan assets	(253)	(333)	—	—
Prior service cost recognized	5	8	—	—
Recognized loss	89	78	17	24

Net periodic benefit cost	$86	$9	$44	$52

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$—	$—	$31	$30
Interest cost	735	768	51	54
Expected return on plan assets	(758)	(999)	—	—
Prior service cost recognized	15	23	—	—
Recognized loss	267	233	51	51

Net periodic benefit cost	$259	$25	$133	$135

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note F – Shareholders’ Equity

(In Thousands, Except Share Data)

In September 2002, the Company’s board of directors adopted a share buy-back plan which allowed the Company to purchase up to 2,595,031 shares of its outstanding common stock, subject to a monthly purchase limit of $2,000 of the Company’s common stock. The board of directors discontinued the buy-back plan on January 24, 2008. As of that date, 2,310,030 shares had been repurchased under the plan. Reacquired common shares are held as treasury shares and may be reissued for various corporate purposes. During the nine months ended September 30, 2009, the Company reissued 11,289 shares from treasury in connection with the vesting and exercise of stock-based compensation.

The Company declared a cash dividend of $0.17 per share for each of the third quarter of 2009 and 2008. Total cash dividends paid to shareholders by the Company were $10,772 and $10,729 for the nine month periods ended September 30, 2009 and 2008, respectively.

In January 2009, the Company granted 136,750 stock options which generally vest and become exercisable in equal installments of 33  1/ 3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2009 and 2008 for the nine month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Dividend yield	3.99%	3.86%
Expected volatility	30%	21%
Risk-free interest rate	1.55%	3.45%
Expected lives	6 years	6 years
Weighted average exercise price	$17.03	$17.63
Weighted average fair value	$3.09	$2.66

In addition, the Company awarded 26,750 shares of performance-based restricted stock effective as of January 1, 2009. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors for the year. The fair value of the restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date, which was $17.03. The Company recorded total stock-based compensation expense of $516 and $1,083 for the nine months ended September 30, 2009 and 2008, respectively.

Note G – Segment Reporting

(In Thousands)

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with other data processing and back office functions, are not allocated to the Company’s segments. Rather, these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note G – Segment Reporting (continued)

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended September 30, 2009:
Net interest income	$13,943	$8,114	$5,547	$32	$(2,445)	$25,191
Provision for loan losses	1,682	1,891	3,777	—	—	7,350
Noninterest income	7,396	1,007	2,720	996	1,834	13,953
Noninterest expense	8,838	4,605	4,316	770	7,589	26,118

Income before income taxes	10,819	2,625	174	258	(8,200)	5,676
Income taxes	3,100	737	92	100	(2,578)	1,451

Net income (loss)	$7,719	$1,888	$82	$158	$(5,622)	$4,225

Total assets	$1,550,797	$1,367,195	$711,938	$8,838	$3,889	$3,642,657
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Three Months Ended September 30, 2008:
Net interest income	$11,532	$7,988	$5,309	$28	$3,084	$27,941
Provision for loan losses	676	1,164	1,160	—	—	3,000
Noninterest income	9,318	1,172	2,408	1,049	(303)	13,644
Noninterest expense	8,994	5,071	4,373	823	8,523	27,784

Income before income taxes	11,180	2,925	2,184	254	(5,742)	10,801
Income taxes	3,438	900	672	98	(1,865)	3,243

Net income (loss)	$7,742	$2,025	$1,512	$156	$(3,877)	$7,558

Total assets	$1,630,485	$1,350,713	$731,412	$8,212	$4,387	$3,725,209
Goodwill	2,265	133,322	46,530	2,783	—	184,900

Nine Months Ended September 30, 2009:
Net interest income	$39,096	$22,810	$16,484	$63	$(3,789)	$74,664
Provision for loan losses	6,106	7,076	5,908	—	—	19,090
Noninterest income	22,569	3,142	9,146	2,953	6,329	44,139
Noninterest expense	24,205	13,484	12,744	2,252	27,485	80,170

Income before income taxes	31,354	5,392	6,978	764	(24,945)	19,543
Income taxes	8,596	1,478	1,913	296	(7,227)	5,056

Net income (loss)	$22,758	$3,914	5,065	$468	$(17,718)	$14,487

Total assets	$1,550,797	$1,367,195	$711,938	$8,838	$3,889	$3,642,657
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Nine Months Ended September 30, 2008:
Net interest income	$36,503	$23,242	$16,003	$81	$6,771	$82,600
Provision for loan losses	2,082	2,979	2,764	—	—	7,825
Noninterest income	23,998	3,295	7,173	3,045	3,780	41,291
Noninterest expense	24,147	14,639	12,799	2,405	28,290	82,280

Income before income taxes	34,272	8,919	7,613	721	(17,739)	33,786
Income taxes	10,368	2,698	2,303	279	(5,682)	9,966

Net income (loss)	$23,904	$6,221	$5,310	$442	$(12,057)	$23,820

Total assets	$1,630,485	$1,350,713	$731,412	$8,212	$4,387	$3,725,209
Goodwill	2,265	133,322	46,530	2,783	—	184,900

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note H – Fair Value of Financial Instruments

(In Thousands)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$112,256	$112,256	$100,394	$100,394
Securities available for sale	597,618	597,618	695,106	695,106
Securities held to maturity	140,586	141,726	—	—
Mortgage loans held for sale	24,091	24,159	41,805	41,805
Loans, net	2,366,071	2,360,953	2,495,981	2,511,845
Derivative instruments	906	906	150	150
Financial liabilities:
Deposits	2,560,984	2,582,341	2,344,331	2,359,423
Short-term borrowings	35,825	35,828	89,541	89,541
Federal Home Loan Bank advances	473,178	485,676	768,302	780,246
Junior subordinated debentures	76,073	78,841	76,133	77,388
TLGP Senior Note	50,000	52,557	—	—
Derivative instruments	545	545	953	953

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

Securities: For both securities available for sale and securities held to maturity, fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of equity securities not traded in an active market approximates their historical cost.

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

Derivative instruments: Derivative instruments include interest rate swaps and mortgage loan commitments. The fair value of the interest rate swaps are based on the projected future cash flows. The fair value of the mortgage loan commitments is based on readily available fair values, obtained in the open market from mortgage investors.

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

Note H – Fair Value of Financial Instruments (continued)

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the Federal Deposit Insurance Corporation under its Temporary Liquidity Guarantee Program (“TLGP”) was determined by discounting the cash flow using the current market rate.

U.S. GAAP provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities on a recurring basis:

Securities available for sale: Securities available for sale consist primarily of debt securities such as obligations of U.S. Government agencies and corporations, mortgage-backed securities and trust preferred securities. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model. Securities available for sale also include equity securities that are not traded in an active market. The fair value of these securities approximates their historical cost.

Derivative instruments: Interest rate swaps are extensively traded in over-the-counter markets at prices based upon projections of future cash payments/receipts discounted at market rates. The fair value of the Company’s interest rate swaps are determined based upon discounted cash flows. The fair value of the mortgage loan commitments are based on readily available fair values, obtained in the open market from mortgage investors. These fair values reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company.

The following table presents assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
September 30, 2009
Securities available for sale	$—	$544,340	$53,278	$597,618
Derivative instruments, net	—	361	—	361

	$—	$544,701	$53,278	$597,979

December 31, 2008
Securities available for sale	$—	$624,625	$70,481	$695,106
Derivative instruments, net	—	(803)	—	(803)

	$—	$623,822	$70,481	$694,303

The decrease in securities available for sale valued using Level 2 inputs at September 30, 2009 as compared to December 31, 2008 is a result of the Company transferring all of its securities representing obligations of states and political subdivisions from available for sale to held to maturity.

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the nine months ended September 30, 2009:

Securities available for sale
Balance as of January 1, 2009	$70,481
Realized losses included in net income	(467)
Unrealized losses included in other comprehensive income	(4,034)
Net purchases, sales, issuances, and settlements	(12,702)
Transfers in and/or out of Level 3	—

Balance as of September 30, 2009	$53,278

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note H – Fair Value of Financial Instruments (continued)

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the consolidated balance sheet at September 30, 2009 and December 31, 2008, respectively.

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the fair value of the real estate less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3. After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no fair value adjustments for OREO were necessary at September 30, 2009.

The following table presents assets measured at fair value on a nonrecurring basis during the first nine months of 2009 that were still held in the consolidated balance sheet at September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Impaired loans	$—	$—	$57,434	$57,434
Other real estate owned	—	—	2,462	2,462

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note H – Fair Value of Financial Instruments (continued)

Impaired loans with a carrying value of $57,434 had an allocated allowance for loan losses of $9,323 at September 30, 2009. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

OREO with a carrying amount of $3,023 was written down to $2,462, resulting in a loss of $561, which was included in the results of operations for the nine months ended September 30, 2009.

Note I - Comprehensive Income

(In Thousands)

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,
	2009	2008
Net income	$4,225	$7,558
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of tax expense (benefit) of $5,099 and $(1,288)	8,231	(2,079)

Unrealized holding gains (losses) on derivative instruments, net of tax expense (benefit) of $371 and $(37)	597	(59)
Reclassification adjustment for gains realized in net income, net of tax expense of $272	—	(440)

Net change in unrealized gains (losses) on derivative instruments	597	(499)

Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $42 and $42	69	67

Other comprehensive income (loss)	8,897	(2,511)

Comprehensive income	$13,122	$5,047

	Nine Months Ended September 30,
	2009	2008
Net income	$14,487	$23,820
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of tax expense (benefit) of $3,907 and $(5,158)	6,306	(8,327)
Reclassification adjustment for gains realized in net income, net of tax expense of $593	(957)	—

Net change in unrealized gains (losses) on securities	5,349	(8,327)

Unrealized holding gains on derivative instruments, net of tax expense of $457 and $405	737	657
Reclassification adjustment for gains realized in net income, net of tax expense of $387 and $550	(626)	(889)

Net change in unrealized gains (losses) on derivative instruments	111	(232)

Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $127 and $117	205	189

Other comprehensive income (loss)	5,665	(8,370)

Comprehensive income	$20,152	$15,450

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note J – Net Income Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income applicable to common stock	$4,225	$7,558	$14,487	$23,820

Average common shares outstanding	21,075,879	20,980,557	21,072,246	20,926,567

Net income per common share-basic	$0.20	$0.36	$0.69	$1.14

Diluted:
Net income applicable to common stock	$4,225	$7,558	$14,487	$23,820

Average common shares outstanding	21,075,879	20,980,557	21,072,246	20,926,567
Effect of dilutive stock based compensation	137,960	194,908	132,678	220,311

Average common shares outstanding-diluted	21,213,839	21,175,465	21,204,924	21,146,878

Net income per common share-diluted	$0.20	$0.36	$0.68	$1.13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

Our total assets were $3,642,657 on September 30, 2009 as compared to $3,715,980 on December 31, 2008.

Cash and cash equivalents increased $11,862 from $100,394 at December 31, 2008 to $112,256 at September 30, 2009. Cash and cash equivalents represented 3.08% of total assets at September 30, 2009 compared to 2.70% of total assets at December 31, 2008.

Investments

Our investment portfolio increased to $738,204 at September 30, 2009 from $695,106 at December 31, 2008. During the first nine months of 2009, the Company purchased $309,873 of investment securities. Maturities and calls of securities during the first nine months of 2009 totaled $172,551. The carrying value of securities sold during the first nine months of 2009 totaled $100,295. During the third quarter of 2009, the Company transferred all of its securities representing obligations of states and political subdivisions from available for sale to held to maturity. The Company does not actively trade these securities and typically holds these until maturity or call.

Loans

The loan balance, net of unearned income, at September 30, 2009 was $2,402,423, representing a decrease of $128,463 from $2,530,886 at December 31, 2008. As the general economic environment began to decline in the last half of 2007, management responded by implementing a strategy to diversify our loan portfolio and reduce our exposure to construction and land development loans. Despite this intentional reduction, management expects loan growth in upcoming periods to be relatively modest and in the immediate quarters the loan balances may continue to decline across all regions until improvements in the general economic conditions occur both nationally and in the local markets in which we operate.

The table below sets forth loans outstanding, according to loan type, net of unearned income.

	September 30, 2009	December 31, 2008
Commercial, financial, agricultural	$280,930	$312,648
Lease financing	936	1,746
Real estate – construction	153,367	241,818
Real estate – 1-4 family mortgage	848,267	886,380
Real estate – commercial mortgage	1,048,135	1,015,894
Installment loans to individuals	70,788	72,400

Total loans, net of unearned income	$2,402,423	$2,530,886

Loans secured by real estate represented 85.32% and 84.72% of the Company’s total loan portfolio as September 30, 2009 and December 31, 2008, respectively. The following table provides further details of the Company’s loan portfolio secured by real estate:

	September 30, 2009	December 31, 2008
Construction:
Residential	$62,128	$139,332
Commercial	77,590	90,039
Condominiums	13,649	12,447

Total construction	153,367	241,818

1-4 family mortgage:
Primary	350,989	361,153
Home equity	174,061	181,960
Rental/investment	159,764	178,814
Land development	163,453	164,453

Total 1-4 family mortgage	848,267	886,380

Commercial mortgage:
Owner-occupied	547,823	530,938
Non-owner occupied	357,623	347,000
Land development	142,689	137,956

Total commercial mortgage	1,048,135	1,015,894

Total loans secured by real estate	$2,049,769	$2,144,092

Loan concentrations are considered to exist when there are amounts loaned to a large number of borrowers engaged in similar activities who would be similarly impacted by economic or other conditions. At September 30, 2009, we had no significant concentrations of loans other than those presented in the categories in the tables above.

Loans in our Mississippi region decreased $76,913 while loans in our Alabama and Tennessee regions decreased $25,947 and $25,603, respectively, during the first nine months of 2009 compared to the respective balances at December 31, 2008.

Mortgage loans held for sale were $24,091 at September 30, 2009 compared to $41,805 at December 31, 2008. Originations of mortgage loans to be sold totaled $673,896 for the first nine months of 2009 as compared to $568,824 for the same period in 2008. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Goodwill and Intangible Assets

Intangible assets decreased $1,484 to $191,839 at September 30, 2009 from $193,323 at December 31, 2008. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the acquisitions of Capital Bancorp Inc. (“Capital”), Heritage Financial Holding Corporation (“Heritage”) and Renasant Bancshares, Inc. These finite-lived intangible assets are being amortized over their remaining estimated useful lives which range from two to eight years.

Deposits

Total deposits increased $216,653 to $2,560,984 at September 30, 2009 from $2,344,331 on December 31, 2008. Noninterest-bearing deposits increased $13,631 to $297,858 at September 30, 2009 compared to $284,227 at December 31, 2008. Interest-bearing deposits increased $203,022 to $2,263,126 at September 30, 2009 from $2,060,104 at December 31, 2008. During the first nine months of 2009, the Company grew deposits as competition for deposits eased in our markets, causing deposit pricing to return to more normal levels. As a result of this growth, the Company used deposits as its primary source of funding rather than borrowed funds. The cost of the Company’s interest-bearing deposits decreased 91 basis points to 2.10% for the nine months ended September 30, 2009 from 3.01% for the nine months ended September 30, 2008. The cost of the Company’s FHLB borrowings were 3.37% for the nine months ended September 30, 2009 compared to 3.56% for the same period in 2008.

Deposits in our Mississippi region increased $108,136 while deposits in our Alabama and Tennessee regions increased $61,947 and $46,570, respectively, during the first nine months of 2009 compared to the respective balances at December 31, 2008.

Borrowed Funds

Total borrowed funds were $635,076 at September 30, 2009 compared to $933,976 at December 31, 2008. Short-term borrowings, consisting of federal funds purchased, short-term FHLB advances and other short-term borrowings, were $35,825 at September 30, 2009 compared to $314,541 at December 31, 2008. Long-term debt, consisting of long-term Federal Home Loan Bank (“FHLB”) advances and junior subordinated debentures, was $599,251 at September 30, 2009 compared to $619,435 at December 31, 2008. The aforementioned growth in deposits allowed the Company to reduce its use of FHLB borrowings, primarily its short-term FHLB borrowings. Long-term debt also includes the proceeds of the offering by Renasant Bank of a $50,000 aggregate principal amount 2.625% senior note due March 30, 2012 which was completed on March 31, 2009. The note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (“TLGP”). Please refer to the “Liquidity and Capital Resources” section below for information regarding the Company’s participation in the TLGP.

Shareholders’ equity increased to $410,473 at September 30, 2009 compared to $400,371 at December 31, 2008. Factors contributing to the increase in shareholders’ equity include current year earnings offset by dividends and a reduction in other comprehensive losses attributable to improvements in the fair value of securities held in the investment portfolio.

Results of Operations

Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

Net income for the three month period ended September 30, 2009 was $4,225, a decrease of $3,333, or 44.10%, from net income of $7,558 for the same period in 2008. Basic and diluted earnings per share were $0.20 for the three month period ended September 30, 2009, as compared to basic and diluted earnings per share of $0.36 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,465,298	$34,893	5.62%	$2,571,069	$41,027	6.35%
Securities:
Taxable(2)	567,500	6,658	4.69	614,696	7,909	5.15
Tax-exempt	136,476	2,220	6.51	121,281	1,854	6.12
Interest-bearing balances with banks	92,253	49	0.21	22,605	114	2.01

Total interest-earning assets:	3,261,527	43,820	5.33	3,329,651	50,904	6.08

Cash and due from banks	118,833			74,379
Intangible assets	192,078			194,382
Other assets	103,154			145,657

Total assets	$3,675,592			$3,744,069

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$77,617	$265	1.35	$165,120	$751	1.81
Savings and money market	910,775	2,701	1.18	750,720	2,818	1.49
Time deposits	1,297,792	8,501	2.60	1,227,840	10,789	3.50

Total interest-bearing deposits	2,286,184	11,467	1.99	2,143,680	14,358	2.66
Borrowed funds	647,919	5,956	3.65	871,744	7,705	3.52

Total interest-bearing liabilities	2,934,103	17,423	2.36	3,015,424	22,063	2.91
Noninterest-bearing deposits	297,390			287,197
Other liabilities	37,320			34,877
Shareholders’ equity	406,779			406,571

Total liabilities and shareholders’ equity	$3,675,592			$3,744,069

Net interest income/net interest margin		$26,397	3.22%		$28,841	3.45%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income decreased 9.84% to $25,191 for the third quarter of 2009 compared to $27,941 for the same period in 2008. On a tax equivalent basis, net interest margin for the three month period ended September 30, 2009 was 3.22% compared to 3.45% for the same period in 2008. Significant reductions in interest rate indices throughout 2008 have had a negative impact on net interest margin in 2009. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, competitive and market-wide liquidity factors prevented the cost of funding sources, particularly deposits, from declining proportionately. As a result, net interest margin declined. Increased liquidity due to deposit growth, coupled with loan paydowns and higher than anticipated prepayment speeds within our investment portfolio, resulted in changes in the mix of our earning assets. These changes also had an impact on net interest margin. We currently intend to keep these excess funds in interest-bearing balances with banks until they are utilized in future quarters to fund loan growth, purchase investment securities or payoff borrowings. Not only do interest-bearing balances with banks typically pay a lower rate than the rates paid on investment securities and loans, but the rate has also been more sensitive to the decline in the interest rate environment as the average rate paid on such balances for the three months ended September 30, 2009 was 0.21% compared to 2.01% for the same period in 2008. In addition, higher levels of nonaccrual loans during the third quarter of 2009 as compared to the third quarter of 2008 had a further negative impact on net interest margin for three month period ended September 30, 2009 as compared to the same period in 2008.

Interest income decreased 14.78% to $42,614 for the third quarter of 2009 from $50,004 for the same period in 2008. The decrease in interest income was primarily due to aforementioned decreases in yield and changes in the mix of interest-earning assets. The average balance of loans decreased $105,771 for the three months ended September 30, 2009 as compared to the same period in 2008, while the average balance of interest-bearing balances with banks increased $69,648 for the three months ended September 30, 2009 as compared to the same period in 2008. The tax equivalent yield on earning assets decreased 75 basis points to 5.33% for the third quarter of 2009 compared to 6.08% for the same period in 2008. The Company reversed interest income totaling $371 related to loans placed on nonaccrual status during the three months ended September 30, 2009 compared to $298 for the same period in 2008. This reversal reduced net interest margin by 5 basis points and 3 basis points for the three months ended September 30, 2009 and 2008, respectively.

Interest expense decreased 21.03% to $17,423 for the three months ended September 30, 2009 as compared to $22,063 for the same period in 2008. This decrease primarily resulted from reductions in the cost of deposits and borrowed funds and a change in the mix of the Company’s funding sources, in which lower costing deposits were utilized to reduce higher costing borrowed funds, such as FHLB advances. The average balance of interest-bearing deposits, which had an average cost of 1.99%, increased $142,504 for the three months ended September 30, 2009 as compared to the same period in 2008, while the average balance of borrowed funds, which had an average cost of 3.67%, decreased $223,825 for the three months ended September 30, 2009 as compared to the same period in 2008. The cost of interest-bearing liabilities decreased 55 basis points to 2.36% for the third quarter of 2009 compared to 2.91% for the same period in 2008.

Noninterest Income

Noninterest income was $13,953 for the three month period ended September 30, 2009 compared to $13,644 for the same period in 2008, an increase of $309, or 2.26%.

Service charges on deposits, representing the largest component of noninterest income, were $5,379 and $5,861 for the third quarter of 2009 and 2008, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,833 for the three month period ended September 30, 2009 compared to $5,324 for the same period in 2008.

Fees and commissions, which include fees charged for both deposit services (other than service charges on deposits) and loan services, were $3,961 for the three month period ended September 30, 2009 compared to $4,198 for the same period in 2008. Fees charged for loan services were $1,907 for the third quarter of 2009 compared to $2,046 for the same period in 2008. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the third quarter of 2009, fees associated with debit card usage were $1,379, up 8.16% from $1,275 for the same period in 2008. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions,” were $288 for the third quarter of 2009 compared to $419 for the same period of 2008.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are generated based on the contractual terms of the accounts, including changes in market values of assets under management. Trust revenue for the third quarter of 2009 was $501 as compared to $597 for the same period in 2008. The market value of assets under management was $463,926 and $510,197 as of September 30, 2009 and 2008, respectively. The decline in the market value of assets under management is a result of the performance of the financial markets and the overall economic conditions over this same period.

Gains from sales of mortgage loans held for sale increased to $1,832 for the three months ended September 30, 2009 compared to $1,352 for the same period in 2008. The increase in gains on the sale of mortgage loans is attributable to higher volumes of loans sold during the third quarter of 2009 compared to the same period in 2008 due to an increase in originations and refinancing made possible by historically lower mortgage interest rates during the second quarter of 2009. Originations of mortgage loans to be sold totaled $150,928 for the third quarter of 2009 as compared to $174,157 for same period in 2008. Approximately 42.84% of the total mortgage originations during the three months ended September 30, 2009 were mortgages being refinanced with the Company, with the remainder being new originations.

Other noninterest income, which includes BOLI income, contingency income and other miscellaneous income, was $1,331 and $716 for the three months ended September 30, 2009 and 2008, respectively. Other noninterest income for the three months ended September 30, 2009 includes a $638 gain related to a change in vendors related to our debit card product.

Noninterest Expense

Noninterest expense was $26,118 for the three month period ended September 30, 2009 compared to $27,784 for the same period in 2008, a decrease of $1,666, or 6.00%.

Salaries and employee benefits for the three month period ended September 30, 2009 were $13,363, which is $1,887 less than the same period last year. This difference is primarily attributable to the realization of the full effect of workforce reductions as employee service capacity exceeded projected growth in certain areas.

Data processing costs for the three month period ended September 30, 2009 were $1,439, an increase of $150 compared to $1,289 for the same period last year. Net occupancy expense and equipment expense for the three month period ended September 30, 2009 decreased $354 to $3,045 over the comparable period for the prior year.

Amortization of intangible assets was $489 for the three months ended September 30, 2009 compared to $610 for the three months ended September 30, 2008. Intangible assets are amortized over their estimated useful lives, which, at the time of origination, ranged between five and ten years. These finite-lived intangible assets have remaining estimated useful lives ranging from two to eight years.

Advertising and marketing expense was $492 for the three months ending September 30, 2009, a decrease of 42.99% compared to $863 for the same period in 2008. The reduction in advertising and marketing expense was related to expenses which the Company does not anticipate will impact its ability to grow loans or deposits in the future.

Communication expense, that is, expenses incurred for communication to clients and between employees, was $1,057 for the three months ended September 30, 2009 compared to $1,102 for the same period in 2008.

Other noninterest expense was $5,165 and $4,374 for the three months ended September 30, 2009 and 2008, respectively. Other noninterest expense for the three months ended September 30, 2009 includes expenses related to other real estate owned of $1,054, an increase of $942 compared to $112 for the same period in 2008. In addition, other noninterest expense for the three months ended September 30, 2009 includes an increase of $515 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions. These increases were offset by reductions in expense resulting from renegotiations of various contracts with suppliers and vendors and the Company’s overall efforts to reduce non-essential expenses.

Noninterest expense as a percentage of average assets was 2.82% for the three month period ended September 30, 2009 and 2.95% for the comparable period in 2008. The net overhead ratio, which is defined as noninterest expense less noninterest income, expressed as a percent of average assets, was 1.31% and 1.50% for the third quarter of 2009 and 2008, respectively. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. Our efficiency ratio improved to 64.73% for the three month period ended September 30, 2009 compared to 65.40% for the same period of 2008. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income Taxes

Income tax expense was $1,451 for the three month period ended September 30, 2009 compared to $3,243 for the same period in 2008. The effective tax rates for the three month periods ended September 30, 2009 and 2008 were 25.56% and 30.02%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2009 as compared to the same period in 2008 is attributable to a reduction in taxable income while, at the same time, tax-exempt income remained at consistent levels. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008

Net income for the nine months ended September 30, 2009 was $14,487, a decrease of $9,333, or 39.18%, from net income of $23,820 for the same period in 2008. Basic earnings per share were $0.69 and diluted earnings per share were $0.68 for the nine month period ended September 30, 2009, as compared to basic earnings per share of $1.14 and diluted earnings per share of $1.13 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,531,138	$105,939	5.60%	$2,604,548	$129,312	6.63%
Securities:
Taxable(2)	574,012	20,508	4.76	542,050	21,106	5.19
Tax-exempt	123,064	6,018	6.52	123,490	5,750	6.21
Interest-bearing balances with banks	89,019	180	0.27	21,034	446	2.83

Total interest-earning assets:	3,317,233	132,644	5.35	3,291,122	156,614	6.36

Cash and due from banks	102,585			74,131
Intangible assets	192,567			195,783
Other assets	113,147			147,852

Total assets	$3,725,532			$3,708,888

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$144,067	$1,580	1.47	$155,148	$2,183	1.88
Savings and money market	841,521	7,644	1.21	779,206	9,636	1.65
Time deposits	1,307,642	26,742	2.73	1,291,445	38,365	3.97

Total interest-bearing deposits	2,293,230	35,966	2.10	2,225,799	50,184	3.01
Borrowed funds	708,004	18,603	3.51	745,048	21,068	3.78

Total interest-bearing liabilities	3,001,234	54,569	2.43	2,970,847	71,252	3.20
Noninterest-bearing deposits	296,711			293,081
Other liabilities	23,544			38,888
Shareholders’ equity	404,043			406,072

Total liabilities and shareholders’ equity	$3,725,532			$3,708,888

Net interest income/net interest margin		$78,075	3.15%		$85,362	3.46%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income decreased 9.61% to $74,664 for the first nine months of 2009 compared to $82,600 for the same period in 2008. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2009 was 3.15% compared to 3.46% for the same period in 2008. Net interest income for the first nine months of 2008 includes $581 in interest income related to certain Capital and Heritage loans accounted for under accounting literature related to loans or debt securities acquired in a transfer, as compared to $125 in interest income from similar loans for the first nine months of 2009. This additional interest income increased net interest margin for the first nine months of 2008 by 3 basis points.

Interest income decreased 16.00% to $129,233 for the first nine months of 2009 from $153,852 for the same period in 2008. The decrease in interest income was primarily due to decreases in yield and changes in the mix of interest-earning assets. The average balance of loans decreased $73,410 for the nine months ended September 30, 2009 as compared to the same period in 2008, while the average balance of interest-bearing balances with banks increased $67,985 for the nine months ended September 30, 2009 as compared to the same period in 2008. The tax equivalent yield on earning assets decreased 101 basis points to 5.35% for the first nine months of 2009 compared to the same period in 2008. The Company reversed interest income totaling $1,758 related to loans placed on nonaccrual status during the nine months ended September 30, 2009 compared to $669 for the same period in 2008. This reversal reduced net interest margin by 7 basis points and 3 basis points for the nine months ended September 30, 2009 and 2008, respectively.

Interest expense decreased 23.41% to $54,569 for the nine months ended September 30, 2009 as compared to $71,252 for the same period in 2008. This decrease primarily resulted from reductions in the cost of deposits and borrowed funds during the periods as a result of reductions in interest rates. The cost of interest-bearing liabilities decreased 77 basis points to 2.43% for the first nine months of 2009 compared to 3.20% for the same period in 2008. The average balance of interest-bearing deposits, which had an average cost of 2.10%, increased $67,431 as compared to the same period in 2008, while the average balance of borrowed funds, which had an average cost of 3.51%, decreased $37,044 as compared to the same period in 2008 due to the Company’s use of deposits as its primary source of funding rather than borrowed funds, such as FHLB borrowings.

Noninterest Income

Noninterest income was $44,139 for the nine month period ended September 30, 2009 compared to $41,291 for the same period in 2008, an increase of $2,848, or 6.90%.

Service charges on deposits were $16,199 and $17,044 for the first nine months of 2009 and 2008, respectively. Overdraft fees were $14,568 for the nine month period ended September 30, 2009 compared to $15,350 for the same period in 2008.

Fees and commissions were $13,067 for the nine month period ended September 30, 2009, an increase of $623, or 5.01%, over $12,444 for the same period in 2008. Fees charged for loan services increased $242 to $6,669 for the first nine months of 2009 compared to $6,427 for the same period in 2008. For the first nine months of 2009, fees associated with debit card usage were $4,055, up 13.55% from $3,571 for the same period in 2008. Revenues generated from the sale of all specialized products by the Financial Services division totaled $1,109 for the nine month period ended September 30, 2009 compared to $1,107 for the same period in 2008. Revenue generated by the trust department for managing accounts was $1,480 as compared to $1,893 for the same period of 2008.

Income earned on insurance products was $2,614 and $2,615 for the nine months ending September 30, 2009 and 2008, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $299 and $309 for the nine months ending September 30, 2009 and 2008, respectively.

Gains from sales of mortgage loans held for sale increased to $5,901 for the nine months ended September 30, 2009 compared to $4,184 for the same period in 2008. Originations of mortgage loans to be sold totaled $673,896 for the first nine months of 2009 as compared to $568,824 for same period in 2008. Approximately 62.16% of the total mortgage originations during the nine months ended September 30, 2009 were mortgages being refinanced with the Company due primarily to lower mortgage interest rates, with the remainder being new originations.

Noninterest Expense

Noninterest expense was $80,170 for the nine month period ended September 30, 2009 compared to $82,280 for the same period in 2008, a decrease of $2,110, or 2.56%.

Salaries and employee benefits for the nine month period ended September 30, 2009 were $41,843, which is $2,974 less than the same period last year. During the first nine months of 2009, the Company had a 4.85% reduction in our workforce as employee service capacity exceeded projected growth in certain areas. Severance expenses incurred in the first nine months of 2009 totaled $410.

Data processing costs for the nine month period ended September 30, 2009 were $4,198, an increase of $299 compared to $3,899 for the same period last year. Net occupancy expense and equipment expense for the nine month period ended September 30, 2009 decreased $828 to $9,357 over the comparable period for the prior year.

Amortization of intangible assets was $1,484 for the nine months ended September 30, 2009 compared to $1,772 for the nine months ended September 30, 2008.

Advertising and marketing expense was $1,579 for the three months ending September 30, 2009, a decrease of 34.73% compared to $2,419 for the same period in 2008.

Communication expense was $3,356 for the nine months ended September 30, 2009 compared to $3,463 for the same period in 2008.

Other noninterest expense was $15,451 and $13,094 for the nine months ended September 30, 2009 and 2008, respectively. Other noninterest expense for the nine months ended September 30, 2009 includes expenses related to other real estate owned of $1,665, an increase of $1,046 compared to $619 for the same period in 2008. In addition, other noninterest expense for the nine months ended September 30, 2009 includes an increase of $1,429 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions and the $1,750 charge for the special deposit insurance assessment collected by the FDIC from all insured institutions during the third quarter of 2009. These increases in expenses were offset by reductions in expense resulting from renegotiations of various contracts with suppliers and vendors and the Company’s overall efforts to reduce non-essential expenses.

Noninterest expense as a percentage of average assets was 2.88% for the nine month period ended September 30, 2009 and 2.96% for the comparable period in 2008. The net overhead ratio was 1.35% and 1.48% for the first nine months of 2009 and 2008, respectively. Our efficiency ratio increased to 65.60% for the nine month period ended September 30, 2009 compared to 64.96% for the same period of 2008.

Income Taxes

Income tax expense was $5,056 for the nine month period ended September 30, 2009 compared to $9,966 for the same period in 2008. The effective tax rates for the nine month periods ended September 30, 2009 and 2008 were 25.87% and 29.50%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2009 as compared to the same period in 2008 is attributable to a reduction in taxable income while, at the same time, tax-exempt income remained at consistent levels.

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

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is adequate to meet the inherent risks of losses identified in our loan portfolio. The Company recorded a provision for loan losses of $7,350 for the third quarter of 2009 as compared to $3,000 for the same period in 2008. The provision for loan losses was $19,090 for the nine months ended September 30, 2009 compared to $7,825 for the same period in 2008. Factors considered in management’s assessment in determining the amount of provision to charge to current period operations include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and current economic conditions in the markets in which we operate. Specifically, management increased the provision for loan losses during the three and nine month periods ending September 30, 2009 as compared to the same periods in 2008 as a result of continuing credit deterioration in 2009, which is reflected in the increases in net charge-offs, nonperforming loans and loans past due 30 to 89 days. The increase in the provision is also consistent with the Company’s practice of proactively identifying losses within the loan portfolio as potential weaknesses are identified.

For the third quarter of 2009, net charge-offs were $6,962, or 1.12% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2008 of $1,623, or 0.25% annualized. For the first nine months of 2009, net charge-offs were $17,643, or 0.93% annualized as a percentage of average loans, compared to net charge-offs for the same period in 2008 of $6,173, or 0.32% annualized. The increase in charge-offs for the first nine months of 2009 compared to the same period in 2008 is primarily a result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans and the decline in market values of underlying collateral securing loans, primarily real estate values . The allowance for loan losses as a percentage of total loans was 1.51% at September 30, 2009 as compared to 1.38% at December 31, 2008 and 1.11% at September 30, 2008.

The following table presents the activity in the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$35,964	$26,647	$34,905	$26,372
Provision for loan losses	7,350	3,000	19,090	7,825
Charge-offs
Commercial, financial, agricultural	650	131	2,534	328
Lease financing	—	—	—	—
Real estate – construction	702	200	2,500	1,495
Real estate – 1-4 family mortgage	5,530	1,952	11,725	4,504
Real estate – commercial mortgage	590	35	1,826	778
Installment loans to individuals	67	71	214	296

Total charge-offs	7,539	2,389	18,799	7,401
Recoveries
Commercial, financial, agricultural	20	39	120	163
Lease financing	—	—	—	—
Real estate – construction	107	70	195	135
Real estate – 1-4 family mortgage	279	23	493	159
Real estate – commercial mortgage	153	2	158	3
Installment loans to individuals	18	632	190	768

Total recoveries	577	766	1,156	1,228

Net charge-offs	6,962	1,623	17,643	6,173

Balance at end of period	$36,352	$28,024	$36,352	$28,204

Allowance for loan losses to total loans	1.51%	1.11%	1.51%	1.11%
Net charge-offs (ann.) to average loans	1.12	0.25	0.93	0.32

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Construction:
Residential	$297	$114	$2,064	$1,301
Commercial	—	—	—	—
Condominiums	298	16	241	59

Total construction	595	130	2,305	1,360

1-4 family mortgage:
Primary	188	544	1,422	1,262
Home equity	173	291	1,621	721
Rental/investment	146	826	955	1,221
Land development	4,744	268	7,234	1,141

Total 1-4 family mortgage	5,251	1,929	11,232	4,345

Commercial mortgage:
Owner-occupied	25	—	162	1
Non-owner occupied	366	(2)	1,460	739
Land development	46	35	46	35

Total commercial mortgage	437	33	1,668	775

Total net charge-offs of loans secured by real estate	$6,283	$2,092	$15,205	$6,480

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Specific reserves	$10,323	$8,769
Allocated reserves based on loan grades	26,029	26,136

Total allowance for loan losses	$36,352	$34,905

Nonperforming loans are loans on which the accrual of interest has stopped and loans which are contractually past due 90 days on which interest continues to accrue. Nonperforming loans were $48,656 at September 30, 2009 as compared to $39,913 at December 31, 2008. Nonperforming loans as a percentage of total loans were 2.03% at September 30, 2009 compared to 1.58% at December 31, 2008. The increase in nonperforming loans at September 30, 2009 as compared to December 31, 2008 is primarily attributable to continued credit deterioration as a result of the prolonged effects of the economic turndown on borrowers’ ability to make timely payments on their loans, particularly in our loans secured by real estate. Management has evaluated these loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2009.

The following table provides details of the Company’s nonperforming assets for the periods presented:

	September 30,		December 31,
	2009	2008	2008
Nonaccruing loans
Commercial, financial, agricultural	$2,832	$481	$2,660
Lease financing	—	—	—
Real estate – construction	1,247	3,216	6,243
Real estate – 1-4 family mortgage	23,350	15,088	22,724
Real estate – commercial mortgage	10,520	1,784	3,988
Installment loans to individuals	46	9	46

Total nonaccruing loans	37,995	20,578	35,661
Accruing loans past due 90 days or more
Commercial, financial, agricultural	365	35	49
Lease financing	—	—	—
Real estate – construction	1,615	440	208
Real estate – 1-4 family mortgage	4,979	6,515	2,793
Real estate – commercial mortgage	3,542	1,989	1,106
Installment loans to individuals	160	98	96

Total accruing loans past due 90 days or more	10,661	9,077	4,252

Total nonperforming loans	48,656	29,655	39,913
Other real estate owned and repossessions	47,457	21,901	25,111

Total nonperforming assets	$96,113	$51,556	$65,024

Nonperforming loans to total loans	2.03%	1.17%	1.58%
Nonperforming assets to total assets	2.64	1.38	1.75
Allowance for loan losses to nonperforming loans	74.71	94.50	87.45

The following table provides further details of the Company’s nonperforming loans secured by real estate for the periods presented:

	September 30,		December 31,
	2009	2008	2008
Construction:
Residential	$2,862	$2,884	$5,196
Commercial	—	—	—
Condominiums	—	772	1,255

Total construction	2,862	3,656	6,451

1-4 family mortgage:
Primary	3,118	2,568	2,968
Home equity	975	345	612
Rental/investment	3,255	2,910	3,796
Land development	20,981	15,780	18,141

Total 1-4 family mortgage	28,329	21,603	25,517

Commercial mortgage:
Owner-occupied	5,110	582	2,341
Non-owner occupied	6,748	1,513	2,753
Land development	2,204	1,678	—

Total commercial mortgage	14,062	3,773	5,094

Total nonperforming loans secured by real estate	$45,253	$29,032	$37,062

Management also continually monitors loans past due 30 to 89 days for potential credit quality deterioration. Total loans past due 30 to 89 days were $33,201 at September 30, 2009 as compared to $48,473 at December 31, 2008 and $29,567 at September 30, 2008.

Other real estate owned and repossessions of $47,457 and $25,111 at September 30, 2009 and December 31, 2008, respectively, is included in the consolidated balance sheet heading “Other assets” and consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other noninterest expense” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $10,464 has been sold during the nine months ended September 30, 2009, resulting in a net loss of $444.

The following table provides details of the Company’s other real estate owned and repossessions at September 30, 2009:

September 30, 2009
Residential real estate	$19,784
Commercial real estate	6,236
Residential land development	21,055
Commercial land development	117
Other	265

Total other real estate owned and repossessions	$47,457

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

Deposits are our primary source of funds used to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and volatility liabilities ratios to ensure compliance with Asset-Liability Committee targets. As competition for deposits eased in our markets, causing deposit pricing to return to more normal levels during the first nine months of 2009, the Company was able to replace borrowed funds, primarily FHLB borrowings, with deposits. As a result, total deposits increased $216,653 to $2,560,984 at September 30, 2009 from $2,344,331 on December 31, 2008.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. The balance of our investment portfolio was $738,204 at September 30, 2009 as compared to $695,106 at December 31, 2008. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2009, securities with a carrying value of approximately $475,927 were pledged to secure government, public and trust deposits (collectively referred to as “public fund deposits”) and as collateral for short-term borrowings as compared to $468,640 at December 31, 2008. Management has implemented a strategy to reduce public fund deposits through pricing initiatives and the anticipated runoff of deposit balances as government agencies utilize the funds held in these accounts. Management expects this strategy will increase the amount of our unpledged investment securities.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. At September 30, 2009, we had no amounts outstanding in federal funds purchased as compared to $63,800 at December 31, 2008. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of September 30, 2009, the balance of our outstanding short-term and long-term advances with the FHLB was $473,178 compared to $768,302 at December 31, 2008. The total amount of remaining credit available to us from the FHLB at September 30, 2009 was $348,995. We also maintain lines of credits with other commercial banks totaling $65,000. There were no amounts outstanding under these lines of credit at September 30, 2009 or December 31, 2008.

In October 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies and by providing full deposit insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under the final rules, qualifying newly issued senior unsecured debt with a maturity greater than 30 days issued on or before October 31, 2009, would be backed by the full faith and credit of the United States through June 30, 2012. The guarantee was limited to 2% of consolidated liabilities for entities, such as the Company, that had no senior unsecured debt outstanding as of September 30, 2008. The full coverage of non-interest bearing deposit transaction accounts will continue through December 31, 2009. Renasant Bank issued $50,000 of qualifying senior debt securities guaranteed under the TLGP in March 2009. Management used the proceeds from the debt issuance to pay-off long term advances with the FHLB as they matured in 2009.

For the nine months ended September 30, 2009, our total cost of funds, including noninterest-bearing demand deposit accounts, was 2.21%, down from 2.92% for the same period in 2008. Noninterest-bearing demand deposit accounts made up approximately 9.00% of our average total deposits and borrowed funds at September 30, 2009 compared to 8.98% at September 30, 2008. Interest-bearing transaction accounts, money market accounts and savings accounts made up approximately 29.88% of our average total deposits and borrowed funds and had an average cost of 1.25% for the nine months ended September 30, 2009, compared to 28.63% of the average total deposits and borrowed funds with an average cost of 1.69% for the same period in 2008. Another significant source of funds was time deposits, making up 39.65% of the average total deposits and borrowed funds with an average cost of 2.73% for the nine months ended September 30, 2009, compared to 39.57% of the average total deposits and borrowed funds with an average cost of 3.97% for the same period in 2008. FHLB advances made up approximately 17.09% of our average total deposits and borrowed funds with an average cost of 3.37%, compared to 18.86% of the average total deposits and borrowed funds with an average cost of 3.56% for the same period in 2008.

Cash and cash equivalents were $112,256 at September 30, 2009 compared to $106,048 at September 30, 2008. Cash provided by investing activities for the nine months ended September 30, 2009 was $42,809 compared to cash used in investing activities of $150,817 for the same period of 2008. Proceeds from the sale and maturity of securities within our investment portfolio were $275,041 for the nine months ending September 30, 2009 compared to $134,545 for the nine months ending September 30, 2008. Purchases of investment securities were $309,873 for the nine months ending September 30, 2009 compared to $316,575 for the nine months ending September 30, 2008. Cash provided by a net decrease in loans for the nine months ended September 30, 2009 was $78,412 compared to $34,743 for the same period in 2008.

Cash used in financing activities for the nine months ended September 30, 2009 was $92,657 compared to cash provided by financing activities of $101,480 for the same period of 2008. Cash flows from the generation of deposits were $216,653 for the nine months ended September 30, 2009 compared to a reduction in cash flows of $135,508 due to a decrease in deposits for the same period in 2008. Cash provided from the generation of deposits during the nine months ended September 30, 2009 was primarily used to reduce our total borrowings by $355,679. Proceeds from long-term debt for the nine months ended September 30, 2009 includes $50,000 of proceeds from the issuance of guaranteed senior unsecured debt under the TLGP discussed above.

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of September 30, 2009, Renasant Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2009, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table sets forth the minimum capital ratios required for each of the Company and Renasant Bank to be rated as well capitalized and the capital ratios for the Company and Renasant Bank as of September 30, 2009:

	Minimum Capital Requirement to be Well Capitalized	Renasant Corporation	Renasant Bank
Tier I Leverage (to average assets)	5.00%	8.56%	8.36%
Tier I Capital (to risk-weighted assets)	6.00%	11.04%	10.77%
Total Capital (to risk-weighted assets)	10.00%	12.29%	12.02%

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

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC must also approve any payment of dividends by the Bank. As such, the approval of these supervisory authorities is required prior to Renasant Bank paying dividends to the Company. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2009, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $32,453. There were no loans outstanding from Renasant Bank to the Company at September 30, 2009. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first nine months of 2009, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

The following table sets forth the Company’s book value per share, tangible book value per share, capital ratio and tangible capital ratio at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Book value per share	$19.47	$19.00
Tangible book value per share	10.37	9.83
Capital ratio	11.27%	10.77%
Tangible capital ratio	6.34%	5.88%

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

The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at September 30, 2009, were approximately $364,221 and $29,820, respectively, compared to $614,311 and $27,497, respectively, at December 31, 2008. The Company has been closely monitoring the amount of remaining future commitments to borrowers in the current economic environment and adjusting these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. For further discussion of these derivative financial instruments, please refer to Note D, “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements included in this report

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on- or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- or off-balance sheet financial instruments.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2009.

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

November 9, 2009	RENASANT CORPORATION

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