Form 10-Q
period 2010-03-31
RENASANT CORP
filed 2010-05-10
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 21,082,991 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

RENASANT CORPORATION

Form 10-Q

For the quarterly period ended March 31, 2010

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited)
	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$45,459	$63,049
Interest-bearing balances with banks	134,020	85,511

Cash and cash equivalents	179,479	148,560

Securities held to maturity (fair value of $144,435 and $139,433 at March 31, 2010 and December 31, 2009, respectively)	142,088	138,806
Securities available for sale	599,119	575,358

Mortgage loans held for sale	16,597	25,749

Loans, net of unearned income	2,308,335	2,347,615
Allowance for loan losses	(41,094)	(39,145)

Net loans	2,267,241	2,308,470

Premises and equipment, net	43,077	43,672
Intangible assets, net	190,881	191,357
Other assets	203,227	209,109

Total assets	$3,641,709	$3,641,081

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$315,064	$304,962
Interest-bearing	2,398,784	2,271,138

Total deposits	2,713,848	2,576,100

Short-term borrowings	21,750	22,397
Long-term debt	461,433	595,627
Other liabilities	34,121	36,835

Total liabilities	3,231,152	3,230,959

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 21,082,991 shares outstanding at March 31, 2010 and December 31, 2009, respectively	113,954	113,954
Treasury stock, at cost	(27,788)	(27,788)
Additional paid-in capital	184,966	184,831
Retained earnings	146,596	146,581
Accumulated other comprehensive loss	(7,171)	(7,456)

Total shareholders’ equity	410,557	410,122

Total liabilities and shareholders’ equity	$3,641,709	$3,641,081

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans	$32,429	$35,766
Securities
Taxable	5,899	6,948
Tax-exempt	1,335	1,135
Other	45	61

Total interest income	39,708	43,910

Interest expense
Deposits	10,333	12,192
Borrowings	4,965	6,405

Total interest expense	15,298	18,597

Net interest income	24,410	25,313
Provision for loan losses	6,665	5,040

Net interest income after provision for loan losses	17,745	20,273

Noninterest income
Service charges on deposit accounts	5,090	5,425
Fees and commissions	3,721	4,682
Insurance commissions	834	828
Trust revenue	584	491
Gains on sales of securities available for sale	—	427
Other-than-temporary-impairment losses on securities available for sale	(1,281)	—
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	1,121	—

Net impairment losses on securities	(160)	—
BOLI income	574	634
Gains on sales of mortgage loans held for sale	1,329	1,776
Other	512	499

Total noninterest income	12,484	14,762

Noninterest expense
Salaries and employee benefits	13,197	14,744
Data processing	1,426	1,329
Net occupancy and equipment	2,931	3,249
Professional fees	866	927
Advertising and public relations	890	969
Intangible amortization	476	501
Communications	1,086	1,094
Other	4,762	4,107

Total noninterest expense	25,634	26,920

Income before income taxes	4,595	8,115
Income taxes	988	2,109

Net income	$3,607	$6,006

Basic earnings per share	$0.17	$0.29

Diluted earnings per share	$0.17	$0.28

Cash dividends per common share	$0.17	$0.17

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net cash provided by (used in) operating activities	$32,245	$(1,301)

Investing activities
Purchases of securities available for sale	(100,070)	(111,087)
Proceeds from sales of securities available for sale	—	26,831
Proceeds from call/maturities of securities available for sale	75,396	65,042
Purchases of securities held to maturity	(5,372)	—
Proceeds from call/maturities of securities held to maturity	1,735	—
Net decrease in loans	27,988	17,094
Proceeds from sales of premises and equipment	2	53
Purchases of premises and equipment	(373)	(378)

Net cash used in investing activities	(694)	(2,445)

Financing activities
Net increase in noninterest-bearing deposits	10,102	19,309
Net increase in interest-bearing deposits	127,646	325,665
Net decrease in short-term borrowings	(647)	(284,836)
Proceeds from long-term debt	—	50,000
Repayment of long-term debt	(134,141)	(26,958)
Cash paid for dividends	(3,592)	(3,590)

Net cash (used in) provided by financing activities	(632)	79,590

Net increase in cash and cash equivalents	30,919	75,844
Cash and cash equivalents at beginning of period	148,560	100,394

Cash and cash equivalents at end of period	$179,479	$176,238

Supplemental disclosures
Transfers of loans to other real estate	$6,844	$2,483

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Subsequent Events

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after March 31, 2010 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements

In January 2010, the Financial Accounting Standards Board issued an update to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) that requires new disclosures and clarifications of existing disclosures about recurring and nonrecurring fair value measurements. As to new disclosure requirements, a reporting entity must disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers, and present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. As to clarifications of existing disclosures, a reporting entity should provide fair value measurements for each class within each category of assets and liabilities, and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which are effective beginning after December 15, 2010, and for interim periods within those fiscal years. See Note H, “Fair Value of Financial Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update. The Company is currently in the process of evaluating the impact on its financial statements of adopting the portion of this update regarding disclosures presenting separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Obligations of other U.S. Government agencies and corporations	$66,051	$157	$(182)	$66,026
Mortgage-backed securities	471,854	14,804	(1,320)	485,338
Trust preferred securities	33,950	144	(20,441)	13,653
Other equity securities	33,952	150	—	34,102

	$605,807	$15,255	$(21,943)	$599,119

December 31, 2009
Obligations of other U.S. Government agencies and corporations	$63,130	$191	$(289)	$63,032
Mortgage-backed securities	445,647	13,589	(1,345)	457,891
Trust preferred securities	33,803	137	(19,502)	14,438
Other equity securities	39,971	26	—	39,997

	$582,551	$13,943	$(21,136)	$575,358

There were no sales of securities available for sale for the three months ended March 31, 2010. Gross gains on sales of securities available for sale for the three months ended March 31, 2009 were $427. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Obligations of states and political subdivisions	$142,088	$2,511	$(164)	$144,435

December 31, 2009
Obligations of states and political subdivisions	$138,806	$958	$(331)	$139,433

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$6,700	$6,718
Due after one year through five years	7,987	8,036	41,831	42,210
Due after five years through ten years	52,980	52,816	47,038	48,061
Due after ten years	39,034	18,827	46,519	47,446
Mortgage-backed securities	471,854	485,338	—	—
Other equity securities	33,952	34,102	—	—

	$605,807	$599,119	$142,088	$144,435

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note B – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Obligations of other U.S Government agencies and corporations	$39,799	$(182)	$—	$—	$39,799	$(182)
Mortgage-backed securities	89,708	(1,003)	5,196	(317)	94,904	(1,320)
Trust preferred securities	—	—	10,509	(20,441)	10,509	(20,441)
Other equity securities	—	—	—	—	—	—

Total	$129,507	$(1,185)	$15,705	$(20,758)	$145,212	$(21,943)

December 31, 2009
Obligations of other U.S Government agencies and corporations	$30,238	$(289)	$—	$—	$30,238	$(289)
Mortgage-backed securities	56,044	(872)	6,350	(473)	62,394	(1,345)
Trust preferred securities	—	—	11,301	(19,502)	11,301	(19,502)
Other equity securities	—	—	—	—	—	—

Total	$86,282	$(1,161)	$17,651	$(19,975)	$103,933	$(21,136)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Obligations of states and political subdivisions	$9,611	$(164)	$—	$—	$9,611	$(164)

December 31, 2009
Obligations of states and political subdivisions	$64,155	$(331)	$—	$—	$64,155	$(331)

The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income in the Consolidated Statements of Income. When impairment of a debt security is considered to be other-than-temporary, the amount of OTTI recorded as a loss within noninterest income depends on whether an entity intends to sell the security or whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. If an entity intends to, or has decided to, sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note B – Securities (continued)

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $30,950 and $30,803 and a fair value of $10,509 and $11,301 at March 31, 2010 and December 31, 2009, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 321 financial institutions. Management’s determination of the fair value of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing banks and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations obtained by the Company performed by third parties. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity. At March 31, 2010, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for one of the four pooled trust preferred securities. Accordingly, the Company recognized a credit related impairment loss on this security of $160 at March 31, 2010.

The following table provides information regarding the Company’s investments in pooled trust preferred securities as of March 31, 2010:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default	Estimated Additional Default before Credit Impairment

XXIV	Pooled	B2	$13,877	$3,371	$(10,506)	Caa3	34%	14%
XXVI	Pooled	B2	5,189	1,619	(3,570)	Ca	33%	18%
XXIII	Pooled	B2	10,093	4,849	(5,244)	Ca	22%	26%
XIII	Pooled	B2	1,791	670	(1,121)	Ca	18%	—

			$30,950	$10,509	$(20,441)

Changes in the amount of credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income are as follows:

Balance as of January 1, 2010	$—
Additions related to credit losses for which OTTI was not previously recognized	(160)
Reductions for securities sold during the period	—
Reductions for securities where there is an intent to sale or requirement to sale	—
Increases in credit loss for which OTTI was previously recognized	—
Reductions for increases in cash flows expected to be collected	—

Balance as of March 31, 2010	$(160)

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note C – Loans

(In Thousands)

Certain loans acquired in connection with the mergers with Capital Bancorp, Inc. and Heritage Financial Holding Corporation exhibited at the date of acquisition evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the consolidated balance sheet heading “Loans, net of unearned income” at March 31, 2010 is as follows:

Commercial	$3,424
Consumer	56
Mortgage	393

Total outstanding balance	$3,873

Total carrying amount	$2,795

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2010	$120
Additions	—
Reclassifications from nonaccretable difference	126
Accretion	(50)

Balance as of March 31, 2010	$196

The Company did not increase the allowance for loan losses for these loans during the three months ended March 31, 2010.

Nonaccrual loans at March 31, 2010 were $44,688 as compared to $39,454 at December 31, 2009. Loans past due 90 days or more and still accruing interest were $9,916 at March 31, 2010 as compared to $10,571 at December 31, 2009. Impaired loans at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Impaired loans with an allocated allowance for loan losses	$84,880	$76,943
Impaired loans without an allocated allowance for loan losses	778	1,641

Total impaired loans	$85,658	$78,584

Allocated allowance on impaired loans	$14,577	$13,468

The allocated allowance for loan losses attributable to restructured loans included in the table above was $6,042 and $4,837 at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the Company had $1,291 in remaining availability under commitments to lend additional funds on these restructured loans.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note D – Other Real Estate and Repossessions

(In Thousands)

The following table provides details of the Company’s other real estate owned and repossessions as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Residential real estate	$17,586	$18,038
Commercial real estate	11,015	10,336
Residential land development	30,469	27,018
Commercial land development	254	165
Other	3,184	3,011

Total other real estate owned and repossessions	$62,508	$58,568

Changes in the Company’s other real estate owned and repossessions are as follows:

Balance as of January 1, 2010	$58,568
Additions	6,844
Capitalized improvements	407
Impairments	—
Dispositions	(3,302)
Other	(9)

Balance as of March 31, 2010	$62,508

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note E – Employee Benefit Plans

(In Thousands)

The following table provides the components of net pension cost and other benefit cost recognized for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$—	$—	$9	$10
Interest cost	247	245	23	17
Expected return on plan assets	(252)	(253)	—	—
Prior service cost recognized	5	5	—	—
Recognized loss	93	89	30	17

Net periodic benefit cost	$93	$86	$62	$44

Note F - Shareholders’ Equity

(In Thousands, Except Share Data)

The Company declared a cash dividend of $0.17 per share for each of the first quarter of 2010 and 2009. Total cash dividends paid to shareholders by the Company were $3,592 and $3,590 for the three month periods ended March 31, 2010 and 2009, respectively.

In January 2010, the Company granted 138,500 stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2010 and 2009 for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Dividend yield	4.74%	3.78%
Expected volatility	34%	30%
Risk-free interest rate	2.48%	1.55%
Expected lives	6 years	6 years
Weighted average exercise price	$14.22	$17.03
Weighted average fair value	$3.01	$3.19

In addition, the Company awarded 23,500 shares of performance-based restricted stock in January 2010. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors for the year. The fair value of the restricted stock grant was $14.22. The Company recorded total stock-based compensation expense of $135 and $278 for the three months ended March 31, 2010 and 2009, respectively. There were no exercises of stock-based compensation during the three months ended March 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended March 31, 2010:
Net interest income	$13,266	$7,669	$5,186	$33	$(1,744)	$24,410
Provision for loan losses	2,276	3,146	1,243	—	—	6,665
Noninterest income	7,358	1,480	2,041	1,057	548	12,484
Noninterest expense	7,717	4,637	3,977	735	8,568	25,634

Income before income taxes	10,631	1,366	2,007	355	(9,764)	4,595
Income taxes	2,441	314	461	137	(2,365)	988

Net income (loss)	$8,190	$1,052	$1,546	$218	$(7,399)	$3,607

Total assets	$1,565,979	$1,329,983	$732,819	$8,238	$4,690	$3,641,709
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Three Months Ended March 31, 2009:
Net interest income	$12,390	$7,053	$5,645	$2	$223	$25,313
Provision for loan losses	1,493	2,647	900	—	—	5,040
Noninterest income	7,895	1,666	2,955	1,084	1,162	14,762
Noninterest expense	8,058	5,137	4,179	722	8,824	26,920

Income before income taxes	10,734	935	3,521	364	(7,439)	8,115
Income taxes	2,908	253	954	141	(2,147)	2,109

Net income (loss)	$7,826	$682	$2,567	$223	$(5,292)	$6,006

Total assets	$1,622,259	$1,405,255	$755,486	$7,530	$4,687	$3,795,217
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H – Fair Value of Financial Instruments

(In Thousands)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$179,479	$179,479	$148,560	$148,560
Securities held to maturity	142,088	144,435	138,806	139,433
Securities available for sale	599,119	599,119	575,358	575,358
Mortgage loans held for sale	16,597	16,597	25,749	25,749
Loans, net	2,267,241	2,241,032	2,308,470	2,291,654
Derivative instruments	1,741	1,741	1,946	1,946

Financial liabilities:
Deposits	2,713,848	2,724,921	2,576,100	2,589,135
Short-term borrowings	21,750	21,750	22,397	22,397
Federal Home Loan Bank advances	335,401	346,837	469,574	480,639
Junior subordinated debentures	76,032	36,954	76,053	37,548
TLGP Senior Note	50,000	51,887	50,000	51,888
Derivative instruments	—	—	277	277

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

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fixed-rate loan fair values, including mortgages, commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Derivative instruments: Derivative instruments include interest rate swaps and mortgage loan commitments. The fair value of the interest rate swaps is based on the projected future cash flows. The fair value of the mortgage loan commitments is based on readily available fair values, obtained in the open market from mortgage investors.

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Short-term borrowings: Short-term borrowings consist of treasury, tax and loan notes and securities sold under agreements to repurchase. The fair value of these short-term borrowings approximates the carrying value of the amounts reported in the Consolidated Balance Sheets for each respective account.

Federal Home Loan Bank advances: The fair value for Federal Home Loan Bank advances was determined by discounting the cash flow using the current market rate.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H – Fair Value of Financial Instruments (continued)

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

Derivative instruments: Interest rate swaps are extensively traded in over-the-counter markets at prices based upon projections of future cash payments/receipts discounted at market rates. The fair value of the Company’s interest rate swaps is determined based upon discounted cash flows. The fair value of the mortgage loan commitments is based on readily available fair values, obtained in the open market from mortgage investors. These fair values reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company.

The following table presents assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Totals
March 31, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$66,026	$—	$66,026
Mortgage-backed securities	—	485,338	—	485,338
Trust preferred securities	—	3,144	10,509	13,653
Other equity securities	—	—	34,102	34,102

Total securities available for sale	—	554,508	44,611	599,119

Derivative instruments, net	—	1,741	—	1,741

	$—	$556,249	$44,611	$600,860

December 31, 2009
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$63,032	$—	$63,032
Mortgage-backed securities	—	457,891	—	457,891
Trust preferred securities	—	3,136	11,302	14,438
Other equity securities	—	—	39,997	39,997

Total securities available for sale	—	524,059	51,299	575,358

Derivative instruments, net	—	1,669	—	1,669

	$—	$525,728	$51,299	$577,027

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H – Fair Value of Financial Instruments (continued)

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2010:

Securities available for sale
Balance as of January 1, 2010	$51,299
Realized losses included in net income	(160)
Unrealized losses included in other comprehensive income	(816)
Net purchases, sales, issuances, and settlements	(5,712)
Transfers in and/or out of Level 3	—

Balance as of March 31, 2010	$44,611

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

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

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the fair value of the real estate less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3. After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no fair value adjustments for OREO were necessary at March 31, 2010.

The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2010 that were still held in the Consolidated Balance Sheets at those respective dates:

	Level 1	Level 2	Level 3	Totals
March 31, 2010
Impaired loans	$—	$—	$85,658	$85,658

Impaired loans with a carrying value of $85,658 had an allocated allowance for loan losses of $14,577 at March 31, 2010. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note I – Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure. These derivative financial instruments currently include interest rate swaps and mortgage loan commitments. Derivative financial instruments are included in the Consolidated Balance Sheets heading “Other assets” or “Other liabilities” at fair value.

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

The Company has entered into interest rate swaps with a notional amount of $75,000 whereby it receives a fixed rate of interest and pays a variable rate based on the Prime rate. The swaps have a maturity date of August 2012 and August 2013. The interest rate swaps are a designated cash flow hedge designed to convert the variable interest rate on $75,000 of loans to a fixed rate. At March 31, 2010, the swaps had a fair value of $1,403.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. Under this sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the caption “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting. At March 31, 2010, the notional amount of commitments to fund fixed-rate mortgage loans was $34,884 with a fair value of $338.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note J – Comprehensive Income

(In Thousands)

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$3,607	$6,006
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of tax (expense) benefit of $564 and $1,503	911	(2,426)
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $429	(692)	—
Reclassification adjustment for gains realized in net income, net of tax expense of $163	—	(264)

Net change in unrealized gains (losses) on securities	219	(2,690)

Unrealized holding (losses) gains on derivative instruments, net of tax (benefit) expense of $(8) and $51	(12)	82
Reclassification adjustment for gains realized in net income, net of tax expense of $266	—	(430)

Net change in unrealized losses on derivative instruments	(12)	(348)
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $49 and $42	78	68

Other comprehensive income (loss)	285	(2,970)

Comprehensive income	$3,892	$3,036

The accumulated balances for each component of other comprehensive income, net of tax, are as follows

	March 31,
	2010	2009
Net unrealized losses on securities	$(1,152)	$(8,167)
Net non-credit related portion of other-than-temporary impairment on securities	(692)	—
Net unrealized gains (losses) on derivative instruments	867	(311)
Net unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,194)	(6,731)

Total accumulated other comprehensive loss	$(7,171)	$(15,209)

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note K – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding stock options were exercised into common shares, calculated in accordance with the treasury stock method. Basic and diluted net income per common share calculations are as follows:

	Three Months Ended March 31,
	2010	2009
Basic:
Net income applicable to common stock	$3,607	$6,006

Average common shares outstanding	21,082,991	21,067,539

Net income per common share - basic	$0.17	$0.29

Diluted:
Net income applicable to common stock	$3,607	$6,006

Average common shares outstanding	21,082,991	21,067,539
Effect of dilutive stock-based compensation	125,943	120,858

Average common shares outstanding - diluted	21,208,934	21,188,397

Net income per common share - diluted	$0.17	$0.28

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company, a Mississippi corporation, offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee and north and north central Alabama.

Financial Condition

Our total assets were $3,641,709 on March 31, 2010 as compared to $3,641,081 on December 31, 2009.

Cash and cash equivalents increased $30,919 from $148,560 at December 31, 2009 to $179,479 at March 31, 2010. Cash and cash equivalents represented 4.93% of total assets at March 31, 2010 compared to 4.08% of total assets at December 31, 2009.

Investments

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The balance of our securities portfolio increased to $741,207 at March 31, 2010 from $714,164 at December 31, 2009. During the first three months of 2010, the Company purchased $105,442 of investment securities. Maturities and calls of securities during the first three months of 2010 totaled $77,131.

Loans

The loan balance, net of unearned income, at March 31, 2010 was $2,308,335, representing a decrease of $39,280 from $2,347,615 at December 31, 2009. The decline was primarily attributable to the continued reduction of our exposure to construction and land development loans. Management plans to continue this intentional reduction in subsequent quarters, but nevertheless, expects modest loan growth in the immediate quarters with loan balances to increase in the second half of the year through a more conservative approach in spreading risk through our loan portfolio. In addition, total loans were affected by the Company’s exit from the student lending program due to recent legislation affecting the ability of banks to make these loans. The sale of our student loans reduced total loans over $10,000 at March 31, 2010 compared to December 31, 2009. Loans in our Alabama region increased $7,623 while loans in our Tennessee and Mississippi regions decreased $22,163 and $24,740, respectively, during the first three months of 2010 compared to the respective balances at December 31, 2009.

The table below sets forth loans outstanding, according to loan type, net of unearned income.

	March 31, 2010	December 31, 2009
Commercial, financial, agricultural	$276,749	$281,329
Lease financing	677	778
Real estate – construction	110,121	133,299
Real estate – 1-4 family mortgage	809,271	820,917
Real estate – commercial mortgage	1,055,102	1,040,589
Installment loans to individuals	56,415	70,703

Total loans, net of unearned income	$2,308,335	$2,347,615

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2010, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above. Loans secured by real estate represented 85.54% and 84.98% of the Company’s total loan portfolio at March 31, 2010 and December 31, 2009, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate:

	March 31, 2010	December 31, 2009
Construction:
Residential	$38,674	$45,559
Commercial	53,788	74,440
Condominiums	17,659	13,300

Total construction	110,121	133,299

1-4 family mortgage:
Primary	347,370	345,971
Home equity	169,674	171,180
Rental/investment	155,108	158,436
Land development	137,119	145,330

Total 1-4 family mortgage	809,271	820,917

Commercial mortgage:
Owner-occupied	523,605	537,387
Non-owner occupied	410,304	367,011
Land development	121,193	136,191

Total commercial mortgage	1,055,102	1,040,589

Total loans secured by real estate	$1,974,494	$1,994,805

Mortgage loans held for sale were $16,597 at March 31, 2010 compared to $25,749 at December 31, 2009. Originations of mortgage loans to be sold totaled $101,571 for the first three months of 2010 as compared to $262,385 for the same period in 2009. During the first quarter of 2009, the Company experienced increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Goodwill and Intangible Assets

Intangible assets decreased $476 to $190,881 at March 31, 2010 from $191,357 at December 31, 2009. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the acquisitions of Capital Bancorp Inc., Heritage Financial Holding Corporation and Renasant Bancshares, Inc. These finite-lived intangible assets are being amortized over their remaining estimated useful lives which range from one to seven years.

Deposits

Total deposits increased $137,748 to $2,713,848 at March 31, 2010 from $2,576,100 on December 31, 2009. Noninterest-bearing deposits increased $10,102 to $315,064 at March 31, 2010 compared to $304,962 at December 31, 2009. Interest-bearing deposits increased $127,646 to $2,398,784 at March 31, 2010 from $2,271,138 at December 31, 2009. The cost of the Company’s interest-bearing deposits decreased 44 basis points to 1.80% for the three months ended March 31, 2010 from 2.24% for the three months ended March 31, 2009. Approximately $80,920 of the increase in total deposits during the first quarter of 2010 represents public fund deposits, as government agencies received proceeds from tax collections. Management expects the balances of these public fund deposits to decrease through the remainder of the year as government agencies utilize the funds held in these accounts. Management’s plan is to replace these deposits with core deposits.

Deposits in our Mississippi and Alabama regions increased $119,542 and $34,579, respectively, while deposits in our Tennessee region decreased $16,373 during the first three months of 2010 compared to the respective balances at December 31, 2009.

Borrowed Funds

Total borrowed funds were $483,183 at March 31, 2010 compared to $618,024 at December 31, 2009. Short-term borrowings, consisting of treasury, tax and loan notes and securities sold under agreements to repurchase, were $21,750 at March 31, 2010 compared to $22,397 at December 31, 2009. Long-term debt, consisting of long-term Federal Home Loan Bank (“FHLB”) advances and junior subordinated debentures, was $461,433 at March 31, 2010 compared to $595,627 at December 31, 2009. We repaid $134,141 of long-term FHLB borrowings that matured during the three months ended March 31, 2010 with the proceeds of deposits generated in the quarter.

Shareholders’ Equity

Shareholders’ equity increased to $410,557 at March 31, 2010 compared to $410,122 at December 31, 2009. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive losses attributable to improvements in the fair value of securities held in the investment portfolio.

Results of Operations

Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Net income for the three month period ended March 31, 2010 was $3,607, a decrease of $2,399, or 39.94%, from net income of $6,006 for the same period in 2009. Basic and diluted earnings per share were $0.17 for the three month period ended March 31, 2010, as compared to basic earnings per share of $0.29 and diluted earnings per share of $0.28 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,354,443	$32,668	5.63%	$2,587,436	$36,032	5.65%
Securities:
Taxable(2)	557,439	5,996	4.30	569,300	7,031	4.94
Tax-exempt	140,474	2,220	6.24	126,768	1,863	5.88
Interest-bearing balances with banks	108,264	44	0.17	60,195	62	0.42

Total interest-earning assets:	3,160,620	40,900	5.23	3,343,699	44,988	5.46

Cash and due from banks	56,004			81,980
Intangible assets	190,881			193,067
Other assets	213,856			144,499

Total assets	$3,621,361			$3,763,245

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$959,503	$2,797	1.18	$826,232	$2,885	1.42
Savings	112,835	151	0.54	93,998	48	0.21
Time deposits	1,260,403	7,385	2.38	1,283,127	9,259	2.93

Total interest-bearing deposits	2,332,741	10,333	1.80	2,203,357	12,192	2.24
Borrowed funds	530,654	4,965	3.79	815,548	6,405	3.16

Total interest-bearing liabilities	2,863,395	15,298	2.17	3,018,905	18,597	2.49
Noninterest-bearing deposits	310,726			299,265
Other liabilities	35,108			41,846
Shareholders’ equity	412,132			403,229

Total liabilities and shareholders’ equity	$3,621,361			$3,763,245

Net interest income/net interest margin		$25,602	3.27%		$26,391	3.19%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income decreased 3.57% to $24,410 for the first quarter of 2010 compared to $25,313 for the same period in 2009. On a tax equivalent basis, net interest margin for the three month period ended March 31, 2010 was 3.27% compared to 3.19% for the same period in 2009.

Significant reductions in interest rate indices throughout 2008 had a negative impact on net interest margin in 2009 and continue to affect net interest margin in 2010. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, from the first quarter of 2009 to the first quarter of 2010, competitive and market-wide liquidity factors affecting the cost of funding sources, particularly deposits, began to ease. This allowed the Company to use funding sources in the first quarter of 2010 with a lower cost than the sources available in 2009. As a result, net interest margin increased. This increase was partially offset by higher levels of premium amortization due to increased prepayments on our mortgage-backed securities portfolio, which reduced net interest margin by 4 basis points for the three months ended March 31, 2010. Increased liquidity due to deposit growth, coupled with loan paydowns and higher than anticipated prepayment speeds within our investment portfolio, changed the mix of our earning assets. These changes also negatively impacted net interest margin.

Interest income decreased 9.57% to $39,708 for the first quarter of 2010 from $43,910 for the same period in 2009. The decrease in interest income was primarily due to decreases in yield and changes in the mix of interest-earning assets. The average balance of interest-earning assets decreased $183,079 for the three months ended March 31, 2010 as compared to the same period in 2009. The tax equivalent yield on earning assets decreased 23 basis points to 5.23% for the first quarter of 2010 compared to 5.46% for the same period in 2009. The tax equivalent yield on the investment portfolio was 4.69% for the first quarter of 2010, down 42 basis points from 5.11% in the corresponding period in 2009. The decline in yield on the investment portfolio was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to a generally lower interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, as of March 31 for each of the years presented:

	Percentage of Total		Yield
	2010	2009	2010	2009
Loans	74.49%	77.38%	5.63%	5.65%
Securities	22.08	20.82	4.69	5.11
Other	3.43	1.80	0.17	0.42

Total earning assets	100.00%	100.00%	5.23%	5.46%

Interest expense decreased 17.74% to $15,298 for the three months ended March 31, 2010 as compared to $18,597 for the same period in 2009. This decrease primarily resulted from reductions in the cost of deposits and a change in the mix of the Company’s deposits, in which higher costing public fund deposits were replaced with lower costing core deposits. The balances of public fund deposits decreased $141,410 during the first quarter of 2010 as compared to the same period in 2009. The average balance of interest-bearing deposits, which had an average cost of 1.80%, increased $82,417 for the three months ended March 31, 2010 as compared to the same period in 2009. The average balance of borrowed funds, which had an average cost of 3.79%, decreased $284,894 for the three months ended March 31, 2010 as compared to the same period in 2009. The cost of interest-bearing liabilities decreased 32 basis points to 2.17% for the first quarter of 2010 compared to 2.49% for the same period in 2009.

Noninterest Income

Noninterest income was $12,484 for the three month period ended March 31, 2010 compared to $14,762 for the same period in 2009, a decrease of $2,278, or 15.43%.

Service charges on deposits, representing the largest component of noninterest income, were $5,090 and $5,425 for the first quarter of 2010 and 2009, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,553 for the three month period ended March 31, 2010 compared to $4,862 for the same period in 2009.

Fees and commissions, which include fees charged for both deposit services (other than service charges on deposits) and loan services, were $3,721 for the three month period ended March 31, 2010 compared to $4,682 for the same period in 2009. Fees charged for loan services were $1,436 for the first quarter of 2010 compared to $2,394 for the same period in 2009, which is reflective of increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates during the first quarter of 2009 that was not present during the first quarter of 2010. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the first quarter of 2010, fees associated with debit card usage were $1,564, up 21.13% from $1,292 for the same period in 2009. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions,” were $344 for the first quarter of 2010 compared to $548 for the same period of 2009.

Income earned on insurance products was $834 and $828 for the three months ending March 31, 2010 and 2009, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $221 and $253 for the three months ending March 31, 2010 and 2009, respectively.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Trust revenue for the first quarter of 2010 was $584 as compared to $491 for the same period in 2009. The market value of assets under management was $438,912 and $445,353 as of March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, the Company recognized other-than-temporary-impairment losses of $160 related to investments in pooled trust preferred securities. Gross gains on sales of securities available for sale for three months ended March 31, 2009 were $427, resulting from the sale of approximately $26,831 in securities. There were no sales of securities available for sale for the three months ended March 31, 2010.

Gains from sales of mortgage loans held for sale were $1,329 for the three months ended March 31, 2010 compared to $1,776 for the same period in 2009, also a result of increased production in the first quarter of 2009 due to lower mortgage interest rates, as noted above.

Noninterest Expense

Noninterest expense was $25,634 for the three month period ended March 31, 2010 compared to $26,920 for the same period in 2009, a decrease of $1,286, or 4.78%.

Salaries and employee benefits for the three month period ended March 31, 2010 were $13,197, which is $1,547 less than the same period last year. This difference is primarily attributable to the realization of the full effect of workforce reductions that occurred in 2009 as employee service capacity exceeded projected growth in certain areas.

Data processing costs for the three month period ended March 31, 2010 were $1,426, an increase of $97 compared to $1,329 for the same period last year. Net occupancy expense and equipment expense for the three month period ended March 31, 2010 decreased $318 to $2,931 over the comparable period for the prior year.

Amortization of intangible assets was $476 for the three months ended March 31, 2010 compared to $501 for the three months ended March 31, 2009. Intangible assets are amortized over their estimated useful lives, which, at the time of origination, ranged between five and ten years. These finite-lived intangible assets have remaining estimated useful lives ranging from one to seven years.

Advertising and public relations expense was $890 for the three months ending March 31, 2010, a decrease of 8.15% compared to $969 for the same period in 2009. The reduction in advertising and public relations expense was related to expenses which the Company does not anticipate will impact its ability to grow loans or deposits in the future.

Communication expense is incurred for communication to clients and between employees. Communication expense was $1,086 for the three months ended March 31, 2010 compared to $1,094 for the same period in 2009.

Other noninterest expense was $4,762 and $4,107 for the three months ended March 31, 2010 and 2009, respectively. Other noninterest expense for the three months ended March 31, 2010 includes expenses related to other real estate owned of $736, an increase of $334 compared to $402 for the same period in 2009. In addition, other noninterest expense for the three months ended March 31, 2010 includes an increase of $450 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions. These increases were offset by reductions in expense resulting from renegotiations of various contracts with suppliers and vendors and the Company’s continuing efforts to reduce non-essential expenses.

Noninterest expense as a percentage of average assets was 2.87% for the three month period ended March 31, 2010 and 2.90% for the comparable period in 2009. The net overhead ratio, which is defined as noninterest expense less noninterest income, expressed as a percent of average assets, was 1.45% and 1.36% for the first quarter of 2010 and 2009, respectively. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. Our efficiency ratio increased to 67.31% for the three month period ended March 31, 2010 compared to 65.41% for the same period of 2009. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. Our efficiency ratio increased for the first three months of 2010 as compared to 2009 due to the decrease in net interest income attributable to the decline in the volume of net earning assets and the decline in noninterest income during the first three months of 2010 as compared to 2009. This decrease was partially offset by a decrease in noninterest expense.

Income Taxes

Income tax expense was $988 for the three month period ended March 31, 2010 compared to $2,109 for the same period in 2009. The effective tax rates for the three month periods ended March 31, 2010 and 2009 were 21.50% and 25.99%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2010 as compared to the same period in 2009 is attributable to a reduction in taxable income while, at the same time, tax-exempt income remained at consistent levels. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

Credit Risk and Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Accounting Standards Codification Topic 450, “Contingencies.” Other considerations in establishing the allowance include the risk rating of individual credits, the size and diversity of the portfolio, economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation, historical losses that are inherent in the loan portfolio and the results of periodic credit reviews by internal loan review and regulators.

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for loan losses of $6,665 for the first quarter of 2010 as compared to $5,040 for the same period in 2009. Factors considered by management in determining the amount of provision for loan losses to charge to current operations include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the market in which we operate. The increase in the provision for loan losses recorded during the three month period ending March 31, 2010 as compared to the same periods in 2009 was a result of continuing credit deterioration in 2010, which is reflected in the consistent levels of net charge-offs, nonperforming loans and loans past due 30 to 89 days in comparison to prior periods.

Charge-offs for the first three months of 2010 were at approximately the same levels as compared to the same period in 2009 as a result of the continuing effects of the economic downturn in our markets on borrowers’ ability to repay their loans and the decline in market values of underlying collateral securing loans, primarily real estate values. The following table presents the activity in the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$39,145	$34,905
Provision for loan losses	6,665	5,040
Charge-offs
Commercial, financial, agricultural	77	317
Lease financing	—	—
Real estate – construction	435	666
Real estate – 1-4 family mortgage	1,882	3,307
Real estate – commercial mortgage	2,371	554
Installment loans to individuals	115	83

Total charge-offs	4,880	4,927
Recoveries
Commercial, financial, agricultural	21	21
Lease financing	—	—
Real estate – construction	47	56
Real estate – 1-4 family mortgage	80	78
Real estate – commercial mortgage	6	—
Installment loans to individuals	10	8

Total recoveries	164	163

Net charge-offs	4,716	4,764

Balance at end of period	$41,094	$35,181

Allowance for loan losses to total loans	1.78%	1.40%
Net charge-offs to average loans (annualized)	0.81	0.75

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended March 31,
	2010	2009
Construction:
Residential	$388	$666
Commercial	—	—
Condominiums	—	(56)

Total construction	388	610

1-4 family mortgage:
Primary	79	751
Home equity	410	793
Rental/investment	325	560
Land development	988	1,125

Total 1-4 family mortgage	1,802	3,229

Commercial mortgage:
Owner-occupied	1,084	44
Non-owner occupied	1,278	510
Land development	3	—

Total commercial mortgage	2,365	554

Total net charge-offs of loans secured by real estate	$4,555	$4,393

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Specific reserves	$15,327	$14,468
Allocated reserves based on loan grades	26,577	24,677

Total allowance for loan losses	$41,904	$39,145

Nonperforming loans are loans on which the accrual of interest has stopped and loans which are contractually past due 90 days on which interest continues to accrue. Nonperforming loans were $54,604 at March 31, 2010 as compared to $50,025 at December 31, 2009. Nonperforming loans as a percentage of total loans were 2.37% at March 31, 2010 compared to 2.13% at December 31, 2009. The increase in nonperforming loans at March 31, 2010 as compared to December 31, 2009 is primarily attributable to continued credit deterioration as a result of the prolonged effects of the economic turndown on borrowers’ ability to make timely payments on their loans, particularly in our loans secured by real estate. Management has evaluated these loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2010.

The following table provides details of the Company’s nonperforming loans for the periods presented:

	March 31,		December 31, 2009
	2010	2009
Nonaccruing loans
Commercial, financial, agricultural	$2,850	$3,209	$2,603
Lease financing	—	—	—
Real estate – construction	6,592	8,376	2,092
Real estate – 1-4 family mortgage	24,542	28,279	23,008
Real estate – commercial mortgage	10,639	7,666	11,699
Installment loans to individuals	65	61	52

Total nonaccruing loans	44,688	47,591	39,454
Accruing loans past due 90 days or more
Commercial, financial, agricultural	2,020	441	843
Lease financing	—	—	—
Real estate – construction	386	3,568	1,556
Real estate – 1-4 family mortgage	3,170	10,919	5,622
Real estate – commercial mortgage	4,259	4,791	2,379
Installment loans to individuals	81	70	171

Total accruing loans past due 90 days or more	9,916	19,789	10,571

Total nonperforming loans	54,604	67,380	50,025

Nonperforming loans to total loans	2.37%	2.69%	2.13%
Allowance for loan losses to nonperforming loans	75.26	52.21	78.25

The following table provides further details of the Company’s nonperforming loans secured by real estate for the periods presented:

	March 31,		December 31, 2009
	2010	2009
Construction:
Residential	$1,368	$10,672	$3,648
Commercial	—	—	—
Condominiums	5,610	1,272	—

Total construction	6,978	11,944	3,648

1-4 family mortgage:
Primary	4,317	2,601	4,281
Home equity	844	969	990
Rental/investment	8,300	3,725	5,500
Land development	14,251	31,903	17,859

Total 1-4 family mortgage	27,712	39,198	28,630

Commercial mortgage:
Owner-occupied	6,498	5,690	3,984
Non-owner occupied	2,954	4,611	5,049
Land development	5,446	2,156	5,045

Total commercial mortgage	14,898	12,457	14,078

Total nonperforming loans secured by real estate	$49,588	$63,599	$46,356

Management also continually monitors loans past due 30 to 89 days for potential credit quality deterioration. Total loans past due 30 to 89 days were $41,618 at March 31, 2010 as compared to $24,062 at December 31, 2009 and $25,946 at March 31, 2009.

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates or deferral of interest or principal payments. Restructured loans totaled $37,569 at March 31, 2010 compared to $36,335 at December 31, 2009. At March 31, 2010, total loans restructured through interest rate concessions represented 64.34% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder.

The following table provides further details of the Company’s restructured loans secured by real estate at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Construction:
Residential	$2,356	$2,356
Commercial	—	—
Condominiums	—	5,610

Total construction	2,356	7,966

1-4 family mortgage:
Primary	1,456	1,240
Home equity	—	—
Rental/investment	1,365	550
Land development	22,897	21,221

Total 1-4 family mortgage	25,718	23,011

Commercial mortgage:
Owner-occupied	6,259	3,809
Non-owner occupied	295	—
Land development	2,189	350

Total commercial mortgage	8,743	4,159

Total restructured loans secured by real estate	$36,817	$35,136

Other real estate owned and repossessions of $62,508 and $58,568 at March 31, 2010 and December 31, 2009, respectively, is included in the Consolidated Balance Sheets heading “Other assets” and consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other noninterest expense” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $3,302 was sold during the three months ended March 31, 2010, resulting in a net loss of $158.

The following table provides details of the Company’s other real estate owned and repossessions as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Residential real estate	$17,586	$18,038
Commercial real estate	11,015	10,336
Residential land development	30,469	27,018
Commercial land development	254	165
Other	3,184	3,011

Total other real estate owned and repossessions	$62,508	$58,568

Please refer to Note D, “Other Real Estate and Repossessions,” in the Notes to Condensed Consolidated Financial Statements included in this report for a discussion in changes in the Company’s other real estate owned during the first quarter of 2010.

Interest Rate Risk

We have entered into interest rate swaps to mitigate our interest rate risk. The Company has entered into two interest rate swaps, each with a notional amount of $37,500, whereby it receives a fixed rate of interest and pays a variable rate based on the Prime rate. The swaps have a maturity date of August 2012 and August 2013, respectively. These interest rate swaps are a designated cash flow hedge designed to convert the variable interest rate on $75,000 of loans to a fixed rate. At March 31, 2010, the rate paid to us by the third-party was 374 basis points higher than the rate we paid on these swaps.

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

For further discussion of these derivative financial instruments, please refer to Note I, “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements included in this report

Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits, which are deposits excluding time deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates we offer and with the deposit products we offer. Understanding the competitive pressures on deposits is key to maintaining the ability to acquire and retain these funds in a variety of markets. When evaluating the movement of these funds, even during large interest rate changes, it is essential that we continue to attract deposits that can be used to meet cash flow needs. Management continues to monitor the liquidity and non-core dependency ratios to ensure compliance with Asset/Liability Committee targets.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. The balance of our investment portfolio was $741,207 at March 31, 2010 as compared to $714,164 at December 31, 2009. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2010, securities with a carrying value of approximately $434,416 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $386,965 at December 31, 2009. Management anticipates the runoff of public fund deposit balances as government agencies utilize the funds held in these accounts will increase the amount of our unpledged investment securities.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at March 31, 2010 or December 31, 2009. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of March 31, 2010, the balance of our outstanding short-term and long-term advances with the FHLB was $335,401 compared to $469,574 at December 31, 2009. The total amount of remaining credit available to us from the FHLB at March 31, 2010 was $428,577. We also maintain lines of credits with other commercial banks totaling $85,000. There were no amounts outstanding under these lines of credit at March 31, 2010 or December 31, 2009.

The following table presents the percentage of total average deposits and borrowed funds, by type, and total cost of funds, as of March 31 for each of the years presented:

	Percentage of Total		Cost of Funds
	2010	2009	2010	2009
Noninterest-bearing demand	9.79%	9.02%	—%	—%
Interest-bearing demand	30.23	24.90	1.18	1.42
Savings	3.55	2.83	0.54	0.21
Time deposits	39.71	38.67	2.38	2.93
Federal Home Loan Bank advances	12.07	21.16	3.68	2.99
Other borrowed funds	4.65	3.42	4.07	4.19

Total deposits and borrowed funds	100.00%	100.00%	1.95%	2.27%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $179,479 at March 31, 2010 compared to $176,238 at March 31, 2009. Cash used in investing activities for the three months ended March 31, 2010 was $694 compared to $2,445 for the same period of 2009. Purchases of investment securities were $105,442 for the three months ending March 31, 2010 compared to $111,087 for the three months ending March 31, 2009. Proceeds from the maturity of securities within our investment portfolio were $75,396 for the three months ending March 31, 2010 compared to proceeds from the sale and maturity of securities of $91,873 for the three months ending March 31, 2009. Cash provided by a net decrease in loans for the three months ended March 31, 2010 was $27,988 compared to $17,094 for the same period in 2009.

Cash used in financing activities for the three months ended March 31, 2010 was $632 compared to cash provided by financing activities of $79,590 for the same period of 2009. Cash flows from the generation of deposits were $137,748 for the three months ended March 31, 2010 compared to $344,974 for the same period in 2009. Cash provided from the generation of deposits during the three months ended March 31, 2010 was primarily used to reduce our total borrowings by $134,788.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC must also approve any payment of dividends by Renasant Bank. As such, the approval of these supervisory authorities is required prior to Renasant Bank paying dividends to the Company. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2010, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $32,578. There were no loans outstanding from Renasant Bank to the Company at March 31, 2010. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2010, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Loan commitments	$303,610	$320,259
Standby letters of credit	31,423	28,956

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

Contractual Obligations

There have not been any material changes outside of the ordinary course of business to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Shareholders’ Equity and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of March 31, 2010, Renasant Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2010, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table sets forth the minimum capital ratios required for each of the Company and Renasant Bank to be rated as well capitalized and the capital ratios for the Company and Renasant Bank as of March 31, 2010:

	Minimum Capital Requirement to be Well Capitalized	Renasant Corporation	Renasant Bank
Tier I Leverage (to average assets)	5.00%	8.74%	8.54%
Tier I Capital (to risk-weighted assets)	6.00%	11.20%	10.93%
Total Capital (to risk-weighted assets)	10.00%	12.45%	12.19%

Management recognizes the importance of maintaining a strong capital base. As the above ratios indicate, the Company and Renasant Bank exceed the requirements to be rated as well capitalized.

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

The following table sets forth the Company’s book value per share, tangible book value per share, capital ratio and tangible capital ratio at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Book value per share	$19.47	$19.45
Tangible book value per share	10.42	10.38
Capital ratio	11.27%	11.26%
Tangible capital ratio	6.37%	6.34%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2009. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended March 31, 2010.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Bylaws of Renasant Corporation, as amended(2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Bylaws of Renasant Corporation, as amended(2)

(10)(i)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Michael D. Ross.(3)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2008 and incorporated herein by reference.
(3)	Filed as exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2010 and incorporated herein by reference.

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

May 10, 2010	RENASANT CORPORATION

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