Form 10-Q
period 2010-06-30
RENASANT CORP
filed 2010-08-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 25,041,357 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

RENASANT CORPORATION

Form 10-Q

For the quarterly period ended June 30, 2010

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(unaudited) June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$40,854	$63,049
Interest-bearing balances with banks	150,287	85,511

Cash and cash equivalents	191,141	148,560

Securities held to maturity (fair value of $162,088 and $139,433 at June 30, 2010 and December 31, 2009, respectively)	160,480	138,806
Securities available for sale	561,160	575,358

Mortgage loans held for sale	21,261	25,749

Loans, net of unearned income	2,263,263	2,347,615
Allowance for loan losses	(41,146)	(39,145)

Net loans	2,222,117	2,308,470

Premises and equipment, net	43,127	43,672
Intangible assets, net	190,411	191,357
Other assets	204,175	209,109

Total assets	$3,593,872	$3,641,081

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$313,309	$304,962
Interest-bearing	2,374,903	2,271,138

Total deposits	2,688,212	2,576,100

Short-term borrowings	17,282	22,397
Long-term debt	442,480	595,627
Other liabilities	33,663	36,835

Total liabilities	3,181,637	3,230,959

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 22,790,797 shares issued; 21,100,130 and 21,082,991 shares outstanding at June 30, 2010 and December 31, 2009, respectively	113,954	113,954
Treasury stock, at cost	(27,493)	(27,788)
Additional paid-in capital	184,970	184,831
Retained earnings	146,798	146,581
Accumulated other comprehensive loss	(5,994)	(7,456)

Total shareholders’ equity	412,235	410,122

Total liabilities and shareholders’ equity	$3,593,872	$3,641,081

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans	$31,678	$34,729	$64,107	$70,495
Securities
Taxable	5,238	6,729	11,137	13,677
Tax-exempt	1,413	1,182	2,748	2,317
Other	52	69	97	130

Total interest income	38,381	42,709	78,089	86,619

Interest expense
Deposits	10,446	12,307	20,779	24,499
Borrowings	4,255	6,242	9,220	12,647

Total interest expense	14,701	18,549	29,999	37,146

Net interest income	23,680	24,160	48,090	49,473
Provision for loan losses	7,000	6,700	13,665	11,740

Net interest income after provision for loan losses	16,680	17,460	34,425	37,733

Noninterest income
Service charges on deposit accounts	5,361	5,395	10,451	10,820
Fees and commissions	3,409	4,424	7,130	9,106
Insurance commissions	830	837	1,664	1,665
Trust revenue	632	488	1,216	979
Gains on sales of securities available for sale	2,049	1,123	2,049	1,550
Other-than-temporary-impairment losses on securities available for sale	(61)	—	(1,342)	—
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	61	—	1,182	—

Net impairment losses on securities	—	—	(160)	—
BOLI income	738	539	1,312	1,173
Gains on sales of mortgage loans held for sale	994	2,293	2,323	4,069
Other	331	325	843	824

Total noninterest income	14,344	15,424	26,828	30,186

Noninterest expense
Salaries and employee benefits	13,052	13,736	26,249	28,480
Data processing	1,580	1,430	3,006	2,759
Net occupancy and equipment	2,926	3,063	5,857	6,312
Professional fees	881	907	1,747	1,834
Advertising and public relations	978	895	1,868	1,864
Intangible amortization	470	494	946	995
Communications	1,047	1,205	2,133	2,299
Other	5,254	5,402	10,016	9,509

Total noninterest expense	26,188	27,132	51,822	54,052

Income before income taxes	4,836	5,752	9,431	13,867
Income taxes	1,040	1,496	2,028	3,605

Net income	$3,796	$4,256	$7,403	$10,262

Basic earnings per share	$0.18	$0.20	$0.35	$0.49

Diluted earnings per share	$0.18	$0.20	$0.35	$0.48

Cash dividends per common share	$0.17	$0.17	$0.34	$0.34

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net cash provided by operating activities	$47,163	$17,486

Investing activities
Purchases of securities available for sale	(210,233)	(220,514)
Proceeds from sales of securities available for sale	91,744	102,490
Proceeds from call/maturities of securities available for sale	134,017	123,969
Purchases of securities held to maturity	(28,712)	—
Proceeds from call/maturities of securities held to maturity	6,380	—
Net decrease in loans	56,581	40,442
Proceeds from sales of premises and equipment	8	68
Purchases of premises and equipment	(1,365)	(726)

Net cash provided by investing activities	48,420	45,729

Financing activities
Net increase in noninterest-bearing deposits	8,347	7,902
Net increase in interest-bearing deposits	103,765	247,977
Net decrease in short-term borrowings	(5,115)	(274,113)
Proceeds from long-term debt	—	52,935
Repayment of long-term debt	(153,042)	(46,938)
Cash paid for dividends	(7,186)	(7,181)
Cash received on exercise of stock-based compensation	229	88

Net cash used in financing activities	(53,002)	(19,330)

Net increase in cash and cash equivalents	42,581	43,885
Cash and cash equivalents at beginning of period	148,560	100,394

Cash and cash equivalents at end of period	$191,141	$144,279

Supplemental disclosures
Transfers of loans to other real estate	$16,602	$11,382

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

The Company has evaluated subsequent events that have occurred after June 30, 2010 through the date of issuance of its financial statements for consideration of recognition or disclosure.

Subsequent Events

On July 23, 2010, Renasant Bank (the “Bank”) entered into a purchase and assumption agreement with loss-sharing arrangements with the Federal Deposit Insurance Corporation (the “FDIC”) to acquire specified assets and assume specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”).

Based upon a preliminary closing with the FDIC, the Bank acquired approximately $1.0 billion in assets, including approximately $600 million in loans and other real estate, $50 million in investment securities and $340 million in cash and cash equivalents, and the Bank assumed approximately $941 million in liabilities, including approximately $900 million in deposits of Crescent Bank and $25 million in liabilities to the Federal Home Loan Bank of Atlanta. The Bank paid the FDIC a 1.0% premium for the right to assume the retail deposits of Crescent.

The Crescent loans and other real estate acquired are covered by a loss-sharing arrangement where the FDIC has agreed to cover 80% of losses with respect to the covered assets. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. In addition, after the 10th anniversary of the acquisition, the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than $242 million. The loss sharing agreement applicable to single-family residential mortgage loans provides for loss sharing with the FDIC to run for ten years, and the loss sharing agreement applicable to commercial and other assets provides for loss sharing with the FDIC to run for five years, with additional recovery sharing for three years thereafter.

The Bank did not immediately acquire the banking premises of Crescent as a part of the purchase and assumption agreement. The Bank has an option, exercisable for 90 days following the closing of the acquisition, to purchase any bank premises that were owned by, or assume any leases relating to bank premises leased by, Crescent from the FDIC.

In addition, on July 23, 2010, the Company issued and sold 3,925,000 shares of its $5.00 par value per share common stock at a purchase price of $14.00 per share in a private placement with accredited institutional investors. The gross proceeds to the Company from the private placement were $54.95 million.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note A – Summary of Significant Accounting Policies (continued)

Impact of Recently-Issued Accounting Standards and Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) that requires new disclosures and clarifications of existing disclosures about recurring and nonrecurring fair value measurements. As to new disclosure requirements, a reporting entity must disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers, and present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. As to clarifications of existing disclosures, a reporting entity should provide fair value measurements for each class within each category of assets and liabilities, and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which are effective beginning after December 15, 2010, and for interim periods within those fiscal years. See Note H, “Fair Value of Financial Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update. The Company is currently in the process of evaluating the impact on its financial statements of adopting the portion of this update regarding disclosures presenting separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs.

In July 2010, the FASB issued an update to ASC Topic 310, “Receivables,” that requires enhanced and additional disclosures that will provide financial statement users with greater transparency about a reporting entity’s allowance for credit losses and the credit quality of its financial receivables. A reporting entity is to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in its portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, a reporting entity should provide disclosures on a disaggregated basis: by portfolio segment and/or by class of financing receivable. This update to ASC Topic 310 amends existing disclosures to require a reporting entity to provide a rollforward schedule of the allowance for credit losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, and requires nonaccrual, past due 90 days or more and still accruing and impaired financing receivables to be presented by class. Additional disclosures include credit quality indicators of financing receivables at the end of the reporting period presented by class, the aging of past due financing receivables at the end of the reporting period presented by class, the nature and extent of troubled debt restructurings that occurred during the period presented by class and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period presented by class and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period presented by portfolio segment. This update to ASC Topic 310 is effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently in the process of evaluating the impact of adopting this update on its financial statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of other U.S. Government agencies and corporations	$99,995	$1,130	$—	$101,125
Mortgage-backed securities	397,416	15,980	(220)	413,176
Trust preferred securities	34,598	157	(22,170)	12,585
Other equity securities	33,976	298	—	34,274

	$565,985	$17,565	$(22,390)	$561,160

December 31, 2009
Obligations of other U.S. Government agencies and corporations	$63,130	$191	$(289)	$63,032
Mortgage-backed securities	445,647	13,589	(1,345)	457,891
Trust preferred securities	33,803	137	(19,502)	14,438
Other equity securities	39,971	26	—	39,997

	$582,551	$13,943	$(21,136)	$575,358

Gross gains on sales of securities available for sale for the six months ended June 30, 2010 were $2,568, compared to gross losses on sales of securities available for sale of $519 for the same period. Gross gains on sales of securities available for sale for the six months ended June 30, 2009 were $2,195. These gains in 2009 were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Obligations of states and political subdivisions	$160,480	$1,997	$(389)	$162,088

December 31, 2009
Obligations of states and political subdivisions	$138,806	$958	$(331)	$139,433

The amortized cost and fair value of securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$8,467	$8,479
Due after one year through five years	7,987	8,111	40,810	41,101
Due after five years through ten years	86,962	87,920	44,505	45,257
Due after ten years	39,644	17,679	66,698	67,251
Mortgage-backed securities	397,416	413,176	—	—
Other equity securities	33,976	34,274	—	—

	$565,985	$561,160	$160,480	$162,088

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note B – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Obligations of other U.S Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	31,196	(198)	2,261	(22)	33,457	(220)
Trust preferred securities	—	—	9,428	(22,170)	9,428	(22,170)
Other equity securities	—	—	—	—	—	—

Total	$31,196	$(198)	$11,689	$(22,192)	$42,885	$(22,390)

December 31, 2009
Obligations of other U.S Government agencies and corporations	$30,238	$(289)	$—	$—	$30,238	$(289)
Mortgage-backed securities	56,044	(872)	6,350	(473)	62,394	(1,345)
Trust preferred securities	—	—	11,301	(19,502)	11,301	(19,502)
Other equity securities	—	—	—	—	—	—

Total	$86,282	$(1,161)	$17,651	$(19,975)	$103,933	$(21,136)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010
Obligations of states and political subdivisions	$24,316	$(389)	$—	$—	$24,316	$(389)

December 31, 2009
Obligations of states and political subdivisions	$64,155	$(331)	$—	$—	$64,155	$(331)

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

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note B – Securities (continued)

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $31,598 and $30,803 and a fair value of $9,428 and $11,301 at June 30, 2010 and December 31, 2009, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 321 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing banks and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity. At June 30, 2010, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment and that no additional impairment was required.

The following table provides information regarding the Company’s investments in pooled trust preferred securities as of June 30, 2010:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default	Estimated Additional Deferral or Default before Credit Impairment
XXIV	Pooled	B2	$14,178	$2,927	$(11,251)	Caa3	35%	12%
XXVI	Pooled	B2	5,371	1,654	(3,717)	Ca	34%	15%
XXIII	Pooled	B2	10,257	4,237	(6,020)	Ca	28%	22%
XIII	Pooled	B2	1,792	610	(1,182)	Ca	20%	—

			$31,598	$9,428	$(22,170)

The Company recognized credit related impairment losses of $160 during the six months ended June 30, 2010 due to its conclusion that it was probable that there had been an adverse change in estimated cash flows for one of the four pooled trust preferred securities. The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income at June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$(160)	$—
Additions related to credit losses for which OTTI was not previously recognized	—	(160)
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for increases in cash flows expected to be collected	—	—

Ending balance	$(160)	$(160)

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note C - Loans

(In Thousands)

Certain loans acquired in connection with the mergers with Capital Bancorp, Inc. and Heritage Financial Holding Corporation exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the consolidated balance sheet heading “Loans, net of unearned income” at June 30, 2010 is as follows:

Commercial	$6,344
Consumer	55
Mortgage	392

Total outstanding balance	$6,791

Total carrying amount	$5,250

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2010	$120
Additions	—
Reclassifications from nonaccretable difference	126
Accretion	(61)

Balance as of June 30, 2010	$185

The Company did not increase the allowance for loan losses for these loans during the six months ended June 30, 2010.

Nonaccrual loans at June 30, 2010 were $53,868 as compared to $39,454 at December 31, 2009. Loans past due 90 days or more and still accruing interest were $10,794 at June 30, 2010 as compared to $10,571 at December 31, 2009.

Impaired loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Impaired loans with an allocated allowance for loan losses	$81,804	$76,943
Impaired loans without an allocated allowance for loan losses	3,291	1,641

Total impaired loans	$85,095	$78,584

Allocated allowance on impaired loans	$17,036	$13,468

The allocated allowance for loan losses attributable to restructured loans included in the table above was $1,403 and $4,837 at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the Company had $832 in remaining availability under commitments to lend additional funds on these restructured loans.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note D – Other Real Estate and Repossessions

(In Thousands)

The following table provides details of the Company’s other real estate owned and repossessions as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Residential real estate	$21,345	$18,038
Commercial real estate	13,216	10,336
Residential land development	29,093	27,018
Commercial land development	2,248	165
Other	895	3,011

Total other real estate owned and repossessions	$66,797	$58,568

Changes in the Company’s other real estate owned and repossessions are as follows:

Balance as of January 1, 2010	$58,568
Additions	16,602
Capitalized improvements	600
Impairments	—
Dispositions	(8,964)
Other	(9)

Balance as of June 30, 2010	$66,797

Note E - Employee Benefit Plans

(In Thousands)

The following table provides the components of net pension cost and other benefit cost recognized for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$—	$—	$10	$11
Interest cost	247	245	23	17
Expected return on plan assets	(252)	(252)	—	—
Prior service cost recognized	5	5	—	—
Recognized loss	93	89	29	17

Net periodic benefit cost	$93	$87	$62	$45

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$—	$—	$19	$21
Interest cost	494	490	46	34
Expected return on plan assets	(504)	(505)	—	—
Prior service cost recognized	10	10	—	—
Recognized loss	186	178	59	34

Net periodic benefit cost	$186	$173	$124	$89

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note F - Shareholders’ Equity

(In Thousands, Except Share Data)

The Company declared a cash dividend of $0.17 per share for each of the second quarter of 2010 and 2009. Total cash dividends paid to shareholders by the Company were $7,186 and $7,181 for the six month periods ended June 31, 2010 and 2009, respectively.

In January 2010, the Company granted 138,500 stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2010 and 2009 for the six month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Dividend yield	4.74%	3.99%
Expected volatility	34%	30%
Risk-free interest rate	2.48%	1.55%
Expected lives	6 years	6 years
Weighted average exercise price	$14.22	$17.03
Weighted average fair value	$3.01	$3.09

In addition, the Company awarded 23,500 shares of performance-based restricted stock in January 2010. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors for the year. The fair value of the restricted stock grant on the date of the grant was $14.22 per share. The Company recorded total stock-based compensation expense of $267 and $372 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Company reissued 17,139 shares from treasury in connection with the exercise of stock-based compensation.

Note G - Segment Reporting

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

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note G - Segment Reporting (continued)

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended June 30, 2010:
Net interest income	$12,871	$7,321	$5,517	$31	$(2,060)	$23,680
Provision for loan losses	462	6,051	487	—	—	7,000
Noninterest income	7,288	1,344	1,810	863	3,039	14,344
Noninterest expense	8,081	4,821	4,022	730	8,534	26,188

Income before income taxes	11,616	(2,207)	2,818	164	(7,555)	4,836
Income taxes	2,660	(507)	645	65	(1,823)	1,040

Net income (loss)	$8,956	$(1,700)	$2,173	$99	$(5,732)	$3,796

Total assets	$1,545,202	$1,288,331	$746,352	$8,603	$5,384	$3,593,872
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Three Months Ended June 30, 2009:
Net interest income	$12,766	$7,787	$5,292	$29	$(1,714)	$24,160
Provision for loan losses	2,930	2,538	1,232	—	—	6,700
Noninterest income	7,375	1,762	3,471	891	1,925	15,424
Noninterest expense	8,171	4,814	4,249	778	9,120	27,132

Income before income taxes	9,040	2,197	3,282	142	(8,909)	5,752
Income taxes	1,956	475	710	56	(1,701)	1,496

Net income (loss)	$7,084	$1,722	$2,572	$86	$(7,208)	$4,256

Total assets	$1,558,333	$1,391,868	$736,152	$7,826	$7,778	$3,701,957
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Six Months Ended June 30, 2010:
Net interest income	$26,137	$14,990	$10,703	$64	$(3,804)	$48,090
Provision for loan losses	2,738	9,197	1,730	—	—	13,665
Noninterest income	14,646	2,824	3,851	1,920	3,587	26,828
Noninterest expense	15,798	9,458	7,999	1,465	17,102	51,822

Income before income taxes	22,247	(841)	4,825	519	(17,319)	9,431
Income taxes	5,101	(193)	1,106	202	(4,188)	2,028

Net income (loss)	$17,146	$(648)	$3,719	$317	$(13,131)	$7,403

Total assets	$1,545,202	$1,288,331	$746,352	$8,603	$5,384	$3,593,872
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Six Months Ended June 30, 2009:
Net interest income	$25,156	$14,841	$10,937	$31	$(1,492)	$49,473
Provision for loan losses	4,424	5,185	2,131	—	—	11,740
Noninterest income	15,271	3,427	6,426	1,975	3,087	30,186
Noninterest expense	16,228	9,951	8,428	1,501	17,944	54,052

Income before income taxes	19,775	3,132	6,804	505	(16,349)	13,867
Income taxes	4,853	769	1,670	196	(3,883)	3,605

Net income (loss)	$14,922	$2,363	$5,134	$309	$(12,466)	$10,262

Total assets	$1,558,333	$1,391,868	$736,152	$7,826	$7,778	$3,701,957
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H –Fair Value of Financial Instruments

(In Thousands)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$191,141	$191,141	$148,560	$148,560
Securities held to maturity	160,480	162,088	138,806	139,433
Securities available for sale	561,160	561,160	575,358	575,358
Mortgage loans held for sale	21,261	21,261	25,749	25,749
Loans, net	2,222,117	2,212,777	2,308,470	2,291,654
Derivative instruments	350	350	1,946	1,946

Financial liabilities:
Deposits	2,688,212	2,696,941	2,576,100	2,589,135
Short-term borrowings	17,282	17,282	22,397	22,397
Federal Home Loan Bank advances	316,468	330,435	469,574	480,639
Junior subordinated debentures	76,012	38,038	76,053	37,548
TLGP Senior Note	50,000	51,746	50,000	51,888
Derivative instruments	—	—	277	277

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

Securities: For both securities available for sale and securities held to maturity, fair values for debt securities are based on quoted market prices, where available, or a discounted cash flow model. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of equity securities not traded in an active market approximates their historical cost.

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

Note H –Fair Value of Financial Instruments (continued)

Junior subordinated debentures: The fair value for the Company’s junior subordinated debentures was determined by discounting the cash flow using the current market rate.

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”) was determined by discounting the cash flow using the current market rate.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Totals
June 30, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$101,125	$—	$101,125
Mortgage-backed securities	—	413,176	—	413,176
Trust preferred securities	—	3,157	9,428	12,585
Other equity securities	—	—	34,274	34,274

Total securities available for sale	—	517,458	43,702	561,160

Derivative instruments	—	350	—	350

	$—	$517,808	$43,702	$561,510

December 31, 2009
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$63,032	$—	$63,032
Mortgage-backed securities	—	457,891	—	457,891
Trust preferred securities	—	3,136	11,302	14,438
Other equity securities	—	—	39,997	39,997

Total securities available for sale	—	524,059	51,299	575,358

Derivative instruments, net	—	1,669	—	1,669

	$—	$525,728	$51,299	$577,027

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H –Fair Value of Financial Instruments (continued)

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the six months ended June 30, 2010:

Securities available for sale
Balance as of January 1, 2010	$51,299
Realized losses included in net income	(117)
Unrealized losses included in other comprehensive income	(2,396)
Net purchases, sales, issuances, and settlements	(5,084)
Transfers in and/or out of Level 3	—

Balance as of June 30, 2010	$43,702

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009.

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

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the fair value of the real estate less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3. After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no fair value adjustments for OREO were necessary at June 30, 2010.

The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2010 that were still held in the Consolidated Balance Sheets at those respective dates:

	Level 1	Level 2	Level 3	Totals
June 30, 2010
Impaired loans	$—	$—	$85,095	$85,095

Impaired loans with a carrying value of $85,095 had an allocated allowance for loan losses of $17,036 at June 30, 2010. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note I - Derivative Instruments

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

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which will be amortized into net interest income over the designated hedging periods ending in August 2012 and August 2013. For the six months ended June 30, 2010, deferred gains related to the swaps of $55 were amortized into net interest income.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. Under this sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the caption “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting. At June 30, 2010, the notional amount of commitments to fund fixed-rate mortgage loans was $39,068 with a fair value of $350.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note J - Comprehensive Income

(In Thousands)

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,
	2010	2009
Net income	$3,796	$4,256
Other comprehensive income (loss):
Unrealized holding gains on securities, net of tax expense of $1,520 and $311	2,454	501
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $23	(38)	—
Reclassification adjustment for gains realized in net income, net of tax expense of $901 and $430	(1,454)	(693)

Net change in unrealized gains (losses) on securities	962	(192)

Unrealized holding gains on derivative instruments, net of tax expense of $105 and $35	170	58
Reclassification adjustment for gains realized in net income, net of tax expense of $21 and $121	(34)	(196)

Net change in unrealized gains (losses) on derivative instruments	136	(138)

Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $49 and $43	79	68

Other comprehensive income (loss)	1,177	(262)

Comprehensive income	$4,973	$3,994

	Six Months Ended June 30,
	2010	2009
Net income	$7,403	$10,262
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of tax (expense) benefit of $2,142 and ($1,193)	3,458	(1,925)
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $452	(730)	—
Reclassification adjustment for gains realized in net income, net of tax expense of $958 and $593	(1,547)	(957)

Net change in unrealized gains (losses) on securities	1,181	(2,882)

Unrealized holding gains on derivative instruments, net of tax expense of $98 and $87	158	140
Reclassification adjustment for gains realized in net income, net of tax expense of $21 and $387	(34)	(626)

Net change in unrealized gains (losses) on derivative instruments	124	(486)

Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $97 and $85	157	136

Other comprehensive income (loss)	1,462	(3,232)

Comprehensive income	$8,865	$7,030

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note J - Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, are as follows

	June 30,
	2010	2009
Net unrealized losses on securities	$(152)	$(8,359)
Net non-credit related portion of other-than-temporary impairment on securities	(730)	—
Net unrealized gains (losses) on derivative instruments	1,003	(449)
Net unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,115)	(6,663)

Total accumulated other comprehensive loss	$(5,994)	$(15,471)

Note K - Net Income Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Net income applicable to common stock	$3,796	$4,256	$7,403	$10,262

Average common shares outstanding	21,088,942	21,073,228	21,085,983	21,070,399

Net income per common share - basic	$0.18	$0.20	$0.35	$0.49

Diluted:
Net income applicable to common stock	$3,796	$4,256	$7,403	$10,262

Average common shares outstanding	21,088,942	21,073,228	21,085,983	21,070,399
Effect of dilutive stock-based compensation	135,894	120,332	133,679	116,214

Average common shares outstanding - diluted	21,224,836	21,193,560	21,219,662	21,186,613

Net income per common share - diluted	$0.18	$0.20	$0.35	$0.48

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The information set forth in this Quarterly Report on Form 10-Q is as of June 30, 2010, unless otherwise indicated herein. Accordingly, no information is presented with respect to the Company’s acquisition of specified assets and the operations of Crescent Bank and Trust Company of Jasper, Georgia, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, which was completed on July 23, 2010. Please refer to Note A, “Summary of Significant Accounting Policies—Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” for more information regarding this transaction.

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

Financial Condition

Our total assets were $3,593,872 on June 30, 2010 as compared to $3,641,081 on December 31, 2009.

Cash and cash equivalents increased $42,581 from $148,560 at December 31, 2009 to $191,141 at June 30, 2010. Cash and cash equivalents represented 5.32% of total assets at June 30, 2010 compared to 4.08% of total assets at December 31, 2009.

Investments

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The balance of our securities portfolio increased to $721,640 at June 30, 2010 from $714,164 at December 31, 2009. During the first six months of 2010, the Company purchased $238,945 of investment securities. Maturities and calls of securities during the first six months of 2010 totaled $140,397. The carrying value of securities sold during the first six months of 2010 totaled $91,744.

Loans

The loan balance, net of unearned income, at June 30, 2010 was $2,263,263, representing a decrease of $84,352 from $2,347,615 at December 31, 2009. The decline was attributable to a combination of soft demand for loans in certain of our markets and the continued reduction of our exposure to construction and land development loans. A majority of the reduction in these loans is attributable to these loans being converted to permanent financing after completion of the construction phase of the loan. Management plans to continue this intentional reduction in subsequent quarters, but nevertheless, expects total loans to remain flat in the immediate quarters, as new loan production is offset by reductions attributable to principal paydowns and payoffs. In addition, total loans were affected by the Company’s exit from the student lending program due to recent legislation affecting the ability of banks to make these loans. The sale of our student loans reduced total loans over $10,000 at June 30, 2010 compared to December 31, 2009. Loans in our Alabama region increased $14,008 while loans in our Mississippi and Tennessee regions decreased $29,766 and $68,594, respectively, during the first six months of 2010 compared to the respective balances at December 31, 2009.

The table below sets forth loans outstanding, according to loan type, net of unearned income.

	June 30, 2010	December 31, 2009
Commercial, financial, agricultural	$273,356	$281,329
Lease financing	601	778
Real estate – construction	62,469	133,299
Real estate – 1-4 family mortgage	798,185	820,917
Real estate – commercial mortgage	1,071,876	1,040,589
Installment loans to individuals	56,776	70,703

Total loans, net of unearned income	$2,263,263	$2,347,615

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2010, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above. Loans secured by real estate represented 85.39% and 84.98% of the Company’s total loan portfolio at June 30, 2010 and December 31, 2009, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate:

	June 30, 2010	December 31, 2009
Construction:
Residential	$29,786	$45,559
Commercial	26,997	74,440
Condominiums	5,686	13,300

Total construction	62,469	133,299

1-4 family mortgage:
Primary	346,616	345,971
Home equity	167,601	171,180
Rental/investment	155,154	158,436
Land development	128,814	145,330

Total 1-4 family mortgage	798,185	820,917

Commercial mortgage:
Owner-occupied	525,870	537,387
Non-owner occupied	428,626	367,011
Land development	117,380	136,191

Total commercial mortgage	1,071,876	1,040,589

Total loans secured by real estate	$1,932,564	$1,994,805

Mortgage loans held for sale were $21,261 at June 30, 2010 compared to $25,749 at December 31, 2009. Originations of mortgage loans to be sold totaled $214,385 for the first six months of 2010 as compared to $522,968 for the same period in 2009. During the first six months of 2009, the Company experienced increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Goodwill and Intangible Assets

Intangible assets decreased $946 to $190,411 at June 30, 2010 from $191,357 at December 31, 2009. The decrease reflects the amortization of finite-lived intangible assets recorded in connection with the acquisitions of Capital Bancorp Inc., Heritage Financial Holding Corporation and Renasant Bancshares, Inc. These finite-lived intangible assets are being amortized over their remaining estimated useful lives which range from one to seven years.

Deposits

Total deposits increased $112,112 to $2,688,212 at June 30, 2010 from $2,576,100 on December 31, 2009. Noninterest-bearing deposits increased $8,347 to $313,309 at June 30, 2010 compared to $304,962 at December 31, 2009. Interest-bearing deposits increased $103,765 to $2,374,903 at June 30, 2010 from $2,271,138 at December 31, 2009. Approximately $32,601 of the increase in total deposits during the first six months of 2010 represents public fund deposits, as government agencies received proceeds from tax collections. Management expects the balances of these public fund deposits to continue to decrease through the remainder of the year as government agencies utilize the funds held in these accounts. Management’s plan is to replace these deposits with core deposits.

Deposits in our Mississippi and Alabama regions increased $71,925 and $65,708, respectively, while deposits in our Tennessee region decreased $25,521 during the first three months of 2010 compared to the respective balances at December 31, 2009.

Borrowed Funds

Total borrowed funds were $459,762 at June 30, 2010 compared to $618,024 at December 31, 2009. Short-term borrowings, consisting of treasury, tax and loan notes and securities sold under agreements to repurchase, were $17,282 at June 30, 2010 compared to $22,397 at December 31, 2009. Long-term debt, consisting of long-term Federal Home Loan Bank (“FHLB”) advances and junior subordinated debentures, was $442,480 at June 30, 2010 compared to $595,627 at December 31, 2009. We repaid $153,042 of long-term FHLB borrowings that matured during the six months ended June 30, 2010 with the proceeds of deposits generated during the year.

Shareholders’ Equity

Shareholders’ equity increased to $412,235 at June 30, 2010 compared to $410,122 at December 31, 2009. Factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive losses attributable to improvements in the fair value of securities held in the investment portfolio.

Results of Operations

Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Net income for the three month period ended June 30, 2010 was $3,796, a decrease of $460, or 10.81%, from net income of $4,256 for the same period in 2009. Basic and diluted earnings per share were $0.18 for the three month period ended June 30, 2010, as compared to basic and diluted earnings per share of $0.20 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,304,663	$31,904	5.55%	$2,542,021	$34,984	5.52%
Securities:
Taxable(2)	584,312	5,290	3.63%	581,374	6,813	4.69%
Tax-exempt	150,378	2,344	6.23%	120,520	1,969	6.53%
Interest-bearing balances with banks	121,861	52	0.17%	93,188	70	0.30

Total interest-earning assets:	3,161,214	39,590	5.02%	3,337,103	43,836	5.27%

Cash and due from banks	50,617			50,997
Intangible assets	190,639			192,568
Other assets	213,655			158,184

Total assets	$3,616,125			$3,738,852

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,009,194	$3,066	1.22%	$907,711	$3,287	1.45%
Savings	144,202	286	0.79%	92,119	38	0.17%
Time deposits	1,233,779	7,094	2.31%	1,341,844	8,982	2.68%

Total interest-bearing deposits	2,387,175	10,446	1.76%	2,341,674	12,307	2.11%
Borrowed funds	468,196	4,255	3.67%	662,387	6,242	3.77%

Total interest-bearing liabilities	2,855,371	14,701	2.07%	3,004,061	18,549	2.47%
Noninterest-bearing deposits	315,242			293,546
Other liabilities	32,553			36,789
Shareholders’ equity	412,959			404,456

Total liabilities and shareholders’ equity	$3,616,125			$3,738,852

Net interest income/net interest margin		$24,889	3.15%		$25,287	3.04%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income decreased 1.99% to $23,680 for the second quarter of 2010 compared to $24,160 for the same period in 2009. On a tax equivalent basis, net interest margin for the three month period ended June 30, 2010 was 3.15% compared to 3.04% for the same period in 2009.

Significant reductions in interest rate indices throughout 2008 had a negative impact on net interest margin in 2009 and continue to affect net interest margin in 2010. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, from the second quarter of 2009 to the second quarter of 2010, competitive and market-wide liquidity factors affecting the cost of funding sources, particularly deposits, began to ease. This allowed the Company to use funding sources in the second quarter of 2010 with a lower cost than the sources available in 2009. As a result, net interest margin increased. This increase was partially offset by higher levels of premium amortization due to increased prepayments on our mortgage-backed securities portfolio, which reduced net interest margin by 15 basis points for the three months ended June 30, 2010. The increased prepayments on our mortgage-backed securities portfolio which resulted in higher levels of premium amortization were attributable to the securities repurchase program implemented by Fannie Mae and Freddie Mac during the first half of 2010. Increased liquidity due to deposit growth, coupled with loan paydowns and higher than anticipated prepayment speeds within our investment portfolio, changed the mix of our earning assets.

Interest income decreased 10.13% to $38,381 for the second quarter of 2010 from $42,709 for the same period in 2009. The decrease in interest income was primarily due to decreases in yield and volume as well as changes in the mix of interest-earning assets. The average balance of interest-earning assets decreased $175,889 for the three months ended June 30, 2010 as compared to the same period in 2009. The tax equivalent yield on earning assets decreased 25 basis points to 5.02% for the second quarter of 2010 compared to 5.27% for the same period in 2009. The tax equivalent yield on the investment portfolio was 4.16% for the second quarter of 2010, down 84 basis points from 5.00% in the corresponding period in 2009. The decline in yield on the investment portfolio was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to a generally lower interest rate environment. Further impacting the yield on the investment portfolio were higher levels of premium amortization due to increased prepayments on our mortgage-backed securities portfolio, as described above.

The following table presents the percentage of total average earning assets, by type and yield, as of June 30 for each of the years presented:

	Percentage of Total		Yield
	2010	2009	2010	2009
Loans	72.90%	76.18%	5.55%	5.52%
Securities	23.24	21.03	4.16	5.00
Other	3.86	2.79	0.17	0.30

Total earning assets	100.00%	100.00%	5.02%	5.27%

Interest expense decreased 20.75% to $14,701 for the three months ended June 30, 2010 as compared to $18,549 for the same period in 2009. This decrease primarily resulted from reductions in the cost of deposits and a change in the mix of the Company’s deposits, in which higher costing public fund deposits were replaced with lower costing core deposits. The balances of public fund deposits decreased $126,404 during the second quarter of 2010 as compared to the same period in 2009. The average balance of interest-bearing deposits, which had an average cost of 1.76%, increased $45,501 for the three months ended June 30, 2010 as compared to the same period in 2009. The average balance of borrowed funds, which had an average cost of 3.67%, decreased $194,191 for the three months ended June 30, 2010 as compared to the same period in 2009 as the Company paid down FHLB advances with lower costing deposits. The cost of interest-bearing liabilities decreased 40 basis points to 2.07% for the second quarter of 2010 compared to 2.47% for the same period in 2009.

Noninterest Income

Noninterest income was $14,344 for the three month period ended June 30, 2010 compared to $15,424 for the same period in 2009, a decrease of $1,080, or 7.00%.

Service charges on deposits, representing the largest component of noninterest income, were $5,361 and $5,395 for the second quarter of 2010 and 2009, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,832 for the three month period ended June 30, 2010 compared to $4,873 for the same period in 2009. Beginning in the third quarter of 2010, the Company will be required to ask customers to affirmatively consent, or “opt in”, to the Company’s overdraft service for ATM and one-time debit card transactions before overdraft fees may be assessed by the Company. Management believes these restrictions could have an adverse impact on noninterest income, but it is unable at this time to predict the extent of such impact.

Fees and commissions, which include fees charged for both deposit services (other than service charges on deposits) and loan services, were $3,409 for the three month period ended June 30, 2010 compared to $4,424 for the same period in 2009. Fees charged for loan services were $1,238 for the second quarter of 2010 compared to $2,368 for the same period in 2009, which is reflective of increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates during the second quarter of 2009 that was not present during the second quarter of 2010. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For the second quarter of 2010, fees associated with debit card usage were $1,527, up 10.29% from $1,384 for the same period in 2009. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions,” were $279 for the second quarter of 2010 compared to $274 for the same period of 2009.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Trust revenue for the second quarter of 2010 was $632 as compared to $488 for the same period in 2009. The market value of assets under management was $420,487 and $452,089 as of June 30, 2010 and 2009, respectively.

Gains on sales of securities available for sale for the three months ended June 30, 2010 were $2,049, resulting from the sale of approximately $89,695 in securities. Gains on sales of securities available for sale for the three months ended June 30, 2009 were $2,195, resulting from the sale of approximately $100,295 in securities. These gains were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.

Gains from sales of mortgage loans held for sale were $994 for the three months ended June 30, 2010 compared to $2,293 for the same period in 2009, also a result of higher production levels in the second quarter of 2009 due to lower mortgage interest rates, as noted above.

Noninterest Expense

Noninterest expense was $26,188 for the three month period ended June 30, 2010 compared to $27,132 for the same period in 2009, a decrease of $944, or 3.48%.

Salaries and employee benefits for the three month period ended June 30, 2010 were $13,052, which is $684 less than the same period last year. This difference is primarily attributable to the realization of the full effect of workforce reductions that occurred in 2009 as employee service capacity exceeded projected growth in certain areas and a decrease in production costs attributable to lower originations.

Data processing costs for the three month period ended June 30, 2010 were $1,580, an increase of $150 compared to $1,430 for the same period last year. Net occupancy expense and equipment expense for the three month period ended June 30, 2010 decreased $137 to $2,926 over the comparable period for the prior year. In May 2010, the Company opened a new full service branch in New Albany, Mississippi.

Amortization of intangible assets was $470 for the three months ended June 30, 2010 compared to $494 for the three months ended June 30, 2009. Intangible assets are amortized over their estimated useful lives, which, at the time of origination, ranged between five and ten years. These finite-lived intangible assets have remaining estimated useful lives ranging from one to seven years.

Advertising and public relations expense was $978 for the three months ending June 30, 2010, an increase of 9.26% compared to $895 for the same period in 2009.

Communication expense is incurred for communication to clients and between employees. Communication expense was $1,047 for the three months ended June 30, 2010 compared to $1,205 for the same period in 2009.

Other noninterest expense was $5,254 and $5,402 for the three months ended June 30, 2010 and 2009, respectively. Other noninterest expense for the three months ended June 30, 2010 includes expenses related to other real estate owned of $959, an increase of $750 compared to $209 for the same period in 2009. In addition, other noninterest expense for the three months ended June 30, 2010 includes an increase of $298 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions. Other noninterest expense for the three months ended June 30, 2009 includes the $1,750 charge for the special deposit insurance assessment assessed by the FDIC from all insured institutions during the second quarter of 2009.

Noninterest expense as a percentage of average assets was 2.90% for the three month period ended June 30, 2010 and 2.91% for the comparable period in 2009. The net overhead ratio, which is defined as noninterest expense less noninterest income, expressed as a percent of average assets, was 1.54% and 1.38% for the second quarter of 2010 and 2009, respectively. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. Our efficiency ratio was 66.75% for the three month period ended June 30, 2010 compared to 66.65% for the same period of 2009. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income.

Income Taxes

Income tax expense was $1,040 for the three month period ended June 30, 2010 compared to $1,496 for the same period in 2009. The effective tax rates for the three month periods ended June 30, 2010 and 2009 were 21.50% and 26.01%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2010 as compared to the same period in 2009 is attributable to lower levels of taxable income while, at the same time, tax benefits resulting from tax-exempt instruments remained at consistent levels. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

Net income for the six month period ended June 30, 2010 was $7,403, a decrease of $2,859, or 27.86%, from net income of $10,262 for the same period in 2009. Basic and diluted earnings per share were $0.35 for the six month period ended June 30, 2010, as compared to basic earnings per share of $0.49 and diluted earnings per share of $0.48 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,329,415	$64,572	5.59%	$2,564,603	71,045	5.59%
Securities:
Taxable(2)	570,950	11,286	3.95%	575,370	13,844	4.81%
Tax-exempt	145,453	4,535	6.24%	118,199	3,803	6.43%
Interest-bearing balances with banks	115,100	97	0.17%	76,782	132	0.35

Total interest-earning assets:	3,160,918	80,490	5.13%	3,334,954	88,824	5.37%

Cash and due from banks	53,295			55,809
Intangible assets	190,875			192,816
Other assets	212,800			167,337

Total assets	$3,617,888			$3,750,916

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$984,486	$5,862	1.20%	$867,697	$6,172	1.43%
Savings	128,605	437	0.68%	93,054	86	0.19%
Time deposits	1,247,017	14,480	2.34%	1,312,648	18,241	2.80%

Total interest-bearing deposits	2,360,108	20,779	1.78%	2,273,399	24,499	2.17%
Borrowed funds	499,252	4,965	3.74%	738,544	12,647	3.43%

Total interest-bearing liabilities	2,859,360	29,999	2.12%	3,011,943	37,146	2.48%
Noninterest-bearing deposits	312,878			296,373
Other liabilities	33,061			39,459
Shareholders’ equity	412,589			403,141

Total liabilities and shareholders’ equity	$3,617,888			$3,750,916

Net interest income/net interest margin		$50,491	3.21%		$51,678	3.12%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income decreased 2.80% to $48,090 for the first six months of 2010 compared to $49,473 for the same period in 2009. On a tax equivalent basis, net interest margin for the six month period ended June 30, 2010 was 3.21% compared to 3.12% for the same period in 2009.

Interest income decreased 9.85% to $78,089 for the first six months of 2010 from $86,619 for the same period in 2009. The decrease in interest income was primarily due to decreases in yield and volume of interest-earning assets and changes in the mix of interest-earning assets. The average balance of interest-earning assets decreased $174,036 for the six months ended June 30, 2010 as compared to the same period in 2009. The tax equivalent yield on earning assets decreased 24 basis points to 5.13% for the first six months of 2010 compared to 5.37% for the same period in 2009. The tax equivalent yield on the investment portfolio was 4.42% for the first six months of 2010, down 67 basis points from 5.09% in the corresponding period in 2009. The decline in yield on the investment portfolio was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to a generally lower interest rate environment. Higher levels of premium amortization due to increased prepayments on our mortgage-backed securities portfolio reduced net interest margin by 10 basis points for the six months ended June 30, 2010.

The following table presents the percentage of total average earning assets, by type and yield, for the six months ended June 30 for each of the years presented:

	Percentage of Total		Yield
	2010	2009	2010	2009
Loans	73.70%	77.38%	5.59%	5.59%
Securities	22.66	20.82	4.42	5.09
Other	3.64	1.80	0.17	0.35

Total earning assets	100.00%	100.00%	5.13%	5.37%

Interest expense decreased 19.24% to $29,999 for the six months ended June 30, 2010 as compared to $37,146 for the same period in 2009. This decrease primarily resulted from reductions in the cost of deposits and in the volume of borrowed funds. The average balance of interest-bearing deposits, which had an average cost of 1.78%, increased $86,709 for the six months ended June 30, 2010 as compared to the same period in 2009. The average balance of borrowed funds, which had an average cost of 3.74%, decreased $239,292 for the six months ended June 30, 2010 as compared to the same period in 2009. The cost of interest-bearing liabilities decreased 36 basis points to 2.12% for the first six months of 2010 compared to 2.48% for the same period in 2009.

Noninterest Income

Noninterest income was $26,828 for the six month period ended June 30, 2010 compared to $30,186 for the same period in 2009, a decrease of $3,358, or 11.12%.

Service charges on deposits were $10,451 and $10,820 for the first six months of 2010 and 2009, respectively. Overdraft fees were $9,385 for the six month period ended June 30, 2010 compared to $9,735 for the same period in 2009.

Fees and commissions were $7,130 for the six month period ended June 30, 2010 compared to $9,106 for the same period in 2009. Fees charged for loan services were $2,673 for the first six months of 2010 compared to $4,762 for the same period in 2009, which is reflective of increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates during the first six months of 2009 that was not present during the first six months of 2010. For the first six months of 2010, fees associated with debit card usage were $3,091, up 15.52% from $2,676 for the same period in 2009. Revenues generated from the sale of all specialized products by the Financial Services division, totaled $623 for the first six months of 2010 compared to $823 for the same period of 2009. Revenue generated by the trust department for managing accounts was $1,216 for the first six months of 2010 as compared to $979 for the same period in 2009.

Income earned on insurance products was $1,664 and $1,665 for the six months ending June 30, 2010 and 2009, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $253 and $288 for the six months ending June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, the Company recognized other-than-temporary-impairment losses of $160 related to investments in pooled trust preferred securities. Gains on sales of securities available for sale for the six months ended June 30, 2010 were $2,049, resulting from the sale of approximately $89,695 in securities. Gains on sales of securities available for sale for the six months ended June 30, 2009 were $2,195, resulting from the sale of approximately $100,295 in securities. These gains were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.

Gains from sales of mortgage loans held for sale were $2,323 for the six months ended June 30, 2010 compared to $4,069 for the same period in 2009, also a result of increased production in the first quarter of 2009 due to lower mortgage interest rates, as noted above.

Noninterest Expense

Noninterest expense was $51,822 for the six month period ended June 30, 2010 compared to $54,052 for the same period in 2009, a decrease of $2,230, or 4.13%.

Salaries and employee benefits for the six month period ended June 30, 2010 were $26,249 compared to $28,480 for the same period last year. This difference is primarily attributable to the realization of the full effect of workforce reductions that occurred in 2009 as employee service capacity exceeded projected growth in certain areas and a decrease in production costs attributable to lower originations.

Data processing costs for the six month period ended June 30, 2010 were $3,006, an increase of $247 compared to $2,759 for the same period last year.

Net occupancy expense and equipment expense for the six month period ended June 30, 2010 decreased $455 to $5,857 over the comparable period for the prior year.

Amortization of intangible assets was $946 for the six months ended June 30, 2010 compared to $995 for the six months ended June 30, 2009.

Advertising and public relations expense was $1,868 for the six months ending June 30, 2010 compared to $1,864 for the same period in 2009.

Communication expense was $2,133 for the six months ended June 30, 2010 compared to $2,299 for the same period in 2009.

Other noninterest expense was $10,016 and $9,509 for the six months ended June 30, 2010 and 2009, respectively. Other noninterest expense for the six months ended June 30, 2010 includes expenses related to other real estate owned of $1,695, an increase of $1,083 compared to $612 for the same period in 2009. In addition, other noninterest expense for the six months ended June 30, 2010 includes an increase of $450 in expenses associated with our FDIC deposit insurance assessments. Other noninterest expense for the six months ended June 30, 2009 includes the $1,750 charge for the FDIC’s special deposit insurance assessment noted above.

Noninterest expense as a percentage of average assets was 2.89% for the six month period ended June 30, 2010 and 2.91% for the comparable period in 2009. The net overhead ratio was 1.50% and 1.37% for the first six months of 2010 and 2009, respectively. Our efficiency ratio increased to 67.02% for the six month period ended June 30, 2010 compared to 66.03% for the same period of 2009 due to the decrease in net interest income attributable to the decline in the volume of net earning assets and the decline in noninterest income during the first six months of 2010 as compared to 2009. This decrease was partially offset by a decrease in noninterest expense.

Income Taxes

Income tax expense was $2,028 for the six month period ended June 30, 2010 compared to $3,605 for the same period in 2009. The effective tax rates for the six month periods ended June 30, 2010 and 2009 were 21.50% and 26.00%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2010 as compared to the same period in 2009 is attributable to lower levels of taxable income while, at the same time, tax benefits resulting from tax-exempt instruments remained at consistent levels.

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

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for loan losses of $7,000 for the second quarter of 2010 as compared to $6,700 for the same period in 2009. The provision for loan losses was $13,665 for the six months ended June 30, 2010 compared to $11,740 for the same period in 2009. Factors considered by management in determining the amount of provision for loan losses to charge to current operations include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the market in which we operate. The increase in the provision for loan losses recorded during the three and six month periods ending June 30, 2010 as compared to the same periods in 2009 was a result of continuing credit deterioration in 2010, which is reflected in the increased levels of net charge-offs, nonperforming loans and loans past due 30 to 89 days in comparison to prior periods.

Charge-offs for the first six months of 2010 were higher as compared to the same period in 2009 as a result of the continuing effects of the economic downturn in our markets on borrowers’ ability to repay their loans and the decline in market values of underlying collateral securing loans, primarily real estate values. The following table presents the activity in the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$41,094	$35,181	$39,145	$34,905
Provision for loan losses	7,000	6,700	13,665	11,740
Charge-offs
Commercial, financial, agricultural	166	1,567	243	1,884
Lease financing	—	—	—	—
Real estate – construction	2,983	1,132	3,418	1,798
Real estate – 1-4 family mortgage	3,573	2,888	5,455	6,195
Real estate – commercial mortgage	430	682	2,801	1,236
Installment loans to individuals	79	64	194	147

Total charge-offs	7,231	6,333	12,111	11,260
Recoveries
Commercial, financial, agricultural	18	79	39	100
Lease financing	—	—	—	—
Real estate – construction	(10)	32	37	88
Real estate – 1-4 family mortgage	234	136	314	214
Real estate – commercial mortgage	5	5	11	5
Installment loans to individuals	36	164	46	172

Total recoveries	283	416	447	579

Net charge-offs	6,948	5,917	11,664	10,681

Balance at end of period	$41,146	$35,964	$41,146	$35,964

Allowance for loan losses to total loans	1.82%	1.46%	1.82%	1.46%
Net charge-offs to average loans (annualized)	1.21%	0.93%	1.01%	0.84%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Construction:
Residential	$258	$1,100	$646	$1,766
Commercial	—	—	—	—
Condominiums	2,735	—	2,735	(56)

Total construction	2,993	1,100	3,381	1,710

1-4 family mortgage:
Primary	1,554	483	1,633	1,234
Home equity	329	655	739	1,448
Rental/investment	439	249	764	809
Land development	1,017	1,365	2,005	2,490

Total 1-4 family mortgage	3,339	2,752	5,141	5,981

Commercial mortgage:
Owner-occupied	167	94	1,251	138
Non-owner occupied	211	583	1,489	1,093
Land development	47	—	50	—

Total commercial mortgage	425	677	2,790	1,231

Total net charge-offs of loans secured by real estate	$6,919	$4,529	$11,312	$8,922

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Specific reserves	$17,036	$14,468
Allocated reserves based on loan grades	24,110	24,677

Total allowance for loan losses	$41,146	$39,145

Nonperforming loans are loans on which the accrual of interest has stopped and loans which are contractually past due 90 days or more on which interest continues to accrue. A nonperforming loan may be returned to performing status when the loan has been brought current, the borrower has demonstrated the ability to make principal and interest payments timely and the loan is properly collateralized. Nonperforming loans were $64,662 at June 30, 2010 as compared to $50,025 at December 31, 2009. Nonperforming loans as a percentage of total loans were 2.86% at June 30, 2010 compared to 2.13% at December 31, 2009. The increase in nonperforming loans at June 30, 2010 as compared to December 31, 2009 is primarily attributable to continued credit deterioration as a result of the prolonged effects of the economic turndown on borrowers’ ability to make timely payments on their loans, particularly in our loans secured by real estate. Management has evaluated these loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2010.

The following table provides details of the Company’s nonperforming loans for the periods presented:

	June 30,		December 31,
	2010	2009	2009
Nonaccruing loans
Commercial, financial, agricultural	$3,564	$2,035	$2,603
Lease financing	—	—	—
Real estate – construction	1,943	5,536	2,092
Real estate – 1-4 family mortgage	30,074	37,418	23,008
Real estate – commercial mortgage	18,161	10,167	11,699
Installment loans to individuals	126	61	52

Total nonaccruing loans	53,868	55,217	39,454
Accruing loans past due 90 days or more
Commercial, financial, agricultural	227	483	843
Lease financing	—	—	—
Real estate – construction	—	202	1,556
Real estate – 1-4 family mortgage	7,157	7,060	5,622
Real estate – commercial mortgage	3,340	2,500	2,379
Installment loans to individuals	70	39	171

Total accruing loans past due 90 days or more	10,794	10,284	10,571

Total nonperforming loans	$64,662	$65,501	$50,025

Nonperforming loans to total loans	2.86%	2.65%	2.13%
Allowance for loan losses to nonperforming loans	63.63	54.91	78.25

The following table provides further details of the Company’s nonperforming loans secured by real estate for the periods presented:

	June 30,		December 31,
	2010	2009	2009
Construction:
Residential	$1,943	$4,466	$3,648
Commercial	—	—	—
Condominiums	—	1,272	—

Total construction	1,943	5,738	3,648

1-4 family mortgage:
Primary	6,615	3,265	4,281
Home equity	846	800	990
Rental/investment	12,764	5,245	5,500
Land development	17,006	35,168	17,859

Total 1-4 family mortgage	37,231	44,478	28,630

Commercial mortgage:
Owner-occupied	11,585	6,895	3,984
Non-owner occupied	2,682	3,370	5,049
Land development	7,234	2,402	5,045

Total commercial mortgage	21,501	12,667	14,078

Total nonperforming loans secured by real estate	$60,675	$62,883	$46,356

Management also continually monitors loans past due 30 to 89 days for potential credit quality deterioration. Total loans past due 30 to 89 days were $35,552 at June 30, 2010 as compared to $24,062 at December 31, 2009 and $21,927 at June 30, 2009.

Restructured loans are those for which concessions have been granted to the borrower that the Company would not otherwise consider due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates or deferral of interest or principal payments. The Company typically makes concessions at the time of renewal of the loan based upon the Company’s determination that the borrower will be able to perform under the terms of the restructured loan; the Company also requires the borrower to be current in accordance with the original terms of the loan. Restructured loans totaled $29,245 at June 30, 2010 compared to $36,335 at December 31, 2009. At June 30, 2010, total loans restructured through interest rate concessions represented 87.66% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. Restructured loans totaling $1,861 and $109 were 30-89 days past due at June 30, 2010 and December 31, 2009, respectively, while the remainder were current and performing in accordance with the new terms of the loan.

Restructured loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Commercial, financial, agricultural	$747	$1,199
Lease financing	—	—
Real estate – construction	674	7,966
Real estate – 1-4 family mortgage	20,342	23,011
Real estate – commercial mortgage	7,298	4,159
Installment loans to individuals	184	—

Total restructured loans	$29,245	$36,335

The following table provides further details of the Company’s restructured loans secured by real estate at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Construction:
Residential	$674	$2,356
Commercial	—	—
Condominiums	—	5,610

Total construction	674	7,966

1-4 family mortgage:
Primary	1,680	1,240
Home equity	—	—
Rental/investment	2,348	550
Land development	16,314	21,221

Total 1-4 family mortgage	20,342	23,011

Commercial mortgage:
Owner-occupied	3,440	3,809
Non-owner occupied	1,669	—
Land development	2,189	350

Total commercial mortgage	7,298	4,159

Total restructured loans secured by real estate	$28,314	$35,136

Changes in the Company’s restructured loans are as follows:

Balance as of January 1, 2010		$36,335
Reclassified as nonperforming		(11,966)
Transfer to other real estate owned		(2,875)
Charge-offs		(2,760)
Additions		10,933
Paydowns		(422)

Balance as of June 30, 2010		$29,245

Other real estate owned and repossessions of $66,797 and $58,568 at June 30, 2010 and December 31, 2009, respectively, is included in the Consolidated Balance Sheets heading “Other assets” and consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other noninterest expense” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $8,964 was sold during the six months ended June 30, 2010, resulting in a net loss of $387.

The following table provides details of the Company’s other real estate owned and repossessions as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Residential real estate	$21,345	$18,038
Commercial real estate	13,216	10,336
Residential land development	29,093	27,018
Commercial land development	2,248	165
Other	895	3,011

Total other real estate owned and repossessions	$66,797	$58,568

Please refer to Note D, “Other Real Estate and Repossessions,” in the Notes to Condensed Consolidated Financial Statements included in this report for a discussion in changes in the Company’s other real estate owned during the first six months of 2010.

Interest Rate Risk

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. The balance of our investment portfolio was $721,640 at June 30, 2010 as compared to $714,164 at December 31, 2009. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2010, securities with a carrying value of approximately $384,157 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $386,965 at December 31, 2009. Management anticipates the continued runoff of public fund deposit balances as government agencies utilize the funds held in these accounts will increase the amount of our unpledged investment securities.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at June 30, 2010 or December 31, 2009. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of June 30, 2010, the balance of our outstanding short-term and long-term advances with the FHLB was $316,468 compared to $469,574 at December 31, 2009. The total amount of remaining credit available to us from the FHLB at June 30, 2010 was $414,460. We also maintain lines of credits with other commercial banks totaling $85,000. There were no amounts outstanding under these lines of credit at June 30, 2010 or December 31, 2009.

The following table presents the percentage of total average deposits and borrowed funds, by type, and total cost of funds, as of June 30 for each of the years presented:

	Percentage of Total		Cost of Funds
	2010	2009	2010	2009
Noninterest-bearing demand	9.86%	8.96%	—%	—%
Interest-bearing demand	31.03	26.23	1.20	1.43
Savings	4.06	2.81	0.68	0.19
Time deposits	39.31	39.68	2.34	2.80
Federal Home Loan Bank advances	11.13	18.26	3.71	3.27
Other borrowed funds	4.61	4.06	3.80	4.17

Total deposits and borrowed funds	100.00%	100.00%	1.91%	2.26%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $191,141 at June 30, 2010 compared to $144,279 at June 30, 2009. Cash provided by investing activities for the six months ended June 30, 2010 was $48,420 compared to $45,729 for the same period of 2009. Purchases of investment securities were $238,945 for the six months ending June 30, 2010 compared to $220,514 for the six months ending June 30, 2009. Proceeds from the sale and maturity of securities within our investment portfolio were $232,141 for the six months ending June 30, 2010 compared to proceeds from the sale and maturity of securities of $226,459 for the six months ending June 30, 2009. Cash provided by a net decrease in loans for the six months ended June 30, 2010 was $56,581 compared to $40,442 for the same period in 2009.

Cash used in financing activities for the six months ended June 30, 2010 was $53,002 compared to $19,330 for the same period of 2009. Cash flows from the generation of deposits were $112,112 for the six months ended June 30, 2010 compared to $255,879 for the same period in 2009. Cash provided from the generation of deposits during the six months ended June 30, 2010 was primarily used to reduce our total borrowings by $158,157.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC must also approve any payment of dividends by Renasant Bank. As such, the approval of these supervisory authorities is required prior to Renasant Bank paying dividends to the Company. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2010, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $32,642. There were no loans outstanding from Renasant Bank to the Company at June 30, 2010. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first six months of 2010, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Loan commitments	$300,710	$320,259
Standby letters of credit	30,019	28,956

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of June 30, 2010, Renasant Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2010, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table sets forth the minimum capital ratios required for each of the Company and Renasant Bank to be rated as well capitalized and the capital ratios for the Company and Renasant Bank as of June 30, 2010:

	Minimum Capital Requirement to be Well Capitalized	Renasant Corporation	Renasant Bank
Tier I Leverage (to average assets)	5.00%	8.78%	8.58%
Tier I Capital (to risk-weighted assets)	6.00%	11.42%	11.16%
Total Capital (to risk-weighted assets)	10.00%	12.67%	12.41%

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

Subsequent to the end of the second quarter of 2010, the Company issued and sold 3,925,000 shares of its $5.00 par value per share common stock at a purchase price of $14.00 per share in a private placement with accredited institutional investors. The gross proceeds to the Company from the private placement, which was completed on July 23, 2010, were $54.95 million.

The following table sets forth the Company’s book value per share, tangible book value per share, capital ratio and tangible capital ratio at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Book value per share	$19.54	$19.45
Tangible book value per share	10.51	10.38
Capital ratio	11.47%	11.26%
Tangible capital ratio	6.52%	6.34%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information below discusses additional risk factors arising since the filing of our Annual Report on Form 10-K through the date of the filing of this Quarterly Report on Form 10-Q, relating to, among other things, (1) Renasant Bank’s acquisition of specified assets and the operations of, and the assumption of specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”) from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Crescent, and (2) the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The following risk factors are in addition to those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with the Annual Report risk factors.

Risks Related To Our Business and Industry

We may fail to realize the anticipated benefits of our acquisition of Crescent.

The success of our acquisition of specified assets and the operations of, and our assumption of specified liabilities of, Crescent from the FDIC will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired Crescent assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition.

We cannot assure you that our acquisition of Crescent will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business.

Our future growth and profitability depends, in part, on our ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, and we may encounter a number of difficulties, such as:

•	deposit attrition, customer loss and revenue loss;

•	the loss of key employees;

•	the disruption of our operations and business;

•	our inability to maintain and increase competitive presence;

•	possible inconsistencies in standards, control procedures and policies; and/or

•	unexpected problems with costs, operations, personnel, technology and credit.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of the operations of Crescent.

Given the continued economic recession in the United States, notwithstanding our loss-sharing arrangements with the FDIC with respect to some of the Crescent assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the Crescent loans acquired that could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with this transaction, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.

We may experience difficulty in managing the loan portfolio acquired from Crescent within the limits of the loss protection provided by the FDIC.

In connection with the acquisition of Crescent’s assets and operations and the assumption of its liabilities, the Bank entered into a loss-sharing arrangement with the FDIC that covered approximately $600 million of Crescent’s assets. Under the loss sharing arrangement, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. In addition, as explained in the Purchase and Assumption Agreement that we entered into with the FDIC, after the 10th anniversary of the acquisition, the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than $242 million. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and Renasant Bank reimbursement to the FDIC to run for ten years, and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and Renasant Bank reimbursement to the FDIC to run for five years, with additional recovery sharing for three years thereafter.

The FDIC has the right to refuse or delay loss-sharing payments for loan losses if we do not adhere to the terms of the loss sharing agreements. Additionally, the loss sharing agreements have limited terms. Therefore, any charge-offs that we experience after the terms of the loss sharing agreements have ended would not be recoverable from the FDIC.

Certain provisions of the loss sharing agreements entered into with the FDIC may have anti-takeover effects and could limit our ability to engage in certain strategic transactions that our board of directors believes would be in the best interests of shareholders.

The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is a significant asset of the Company and a feature of the Crescent acquisition without which we would not have entered into the transaction. Our agreement with the FDIC requires that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement.

Among other things, prior FDIC consent is required for (a) a merger or consolidation of the Company with or into another company if our shareholders will own less than 2/3 of the combined company, (b) a sale of all or substantially all of the assets of Renasant Bank, or (c) a sale of shares by one or more of our shareholders that will effect a change in control of Renasant Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of the our voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% of our voting securities). It is unlikely that we would have any ability to control or prevent such a sale by our shareholders. If we or any shareholder desired to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse impact on the Company.

Our financial results are constantly exposed to market risk.

Market risk refers to the probability of variations in net interest income or the fair value of our assets and liabilities due to changes in interest rates, among other things. The primary source of market risk to us is the impact of changes in interest rates on net interest income. We are subject to market risk because of the following factors:

•	Assets and liabilities may mature or reprice at different times. For example, if assets reprice more slowly than liabilities and interest rates are generally rising, earnings may initially decline.

•

Assets and liabilities may reprice at the same time but by different amounts. For example, when interest rates are generally rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition. Also, risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.

•	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.

•

The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in our securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income.

•

Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.

Although management believes it has implemented effective asset and liability management strategies to reduce market risk on the results of our operations, these strategies are based on assumptions that may be incorrect. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

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

A discussion of our policies and procedures used to identify, assess and manage certain interest rate risk is set forth under the caption “Risk Management—Interest Rate Risk” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

We may engage in additional FDIC-assisted transactions.

We intend to continue to evaluate opportunities to acquire failed banks through FDIC-assisted transactions. If we acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions, we will be subject to many of the same risks as those discussed above with respect to the Crescent transaction. In addition, because FDIC-assisted transactions are structured in a manner that do not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. And, the legislation directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions such as Renasant Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us. However, it is expected that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

Because of stresses on the Deposit Insurance Fund, the FDIC has recently imposed, and could impose in the future, additional assessments on the banking industry.

The current financial crisis has caused the Deposit Insurance Fund administered by the FDIC to fall below required minimum levels. Because the FDIC replenishes the Deposit Insurance Fund through assessments on the banking industry, we anticipate that the FDIC will likely maintain relatively high deposit insurance premiums for the foreseeable future. The FDIC has recently imposed a special deposit insurance assessment on the banking industry, and there can be no assurance that it will not do so again. It has also required banking organizations to “pre-pay” deposit insurance premiums in order to replenish the liquid assets of the Deposit Insurance Fund, and may impose similar requirements in the future. High insurance premiums and special assessments will adversely affect our profitability.

Changes in accounting standards issued by FASB or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of our accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting developments that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and our quarterly reports on Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.

Our information systems may experience a security breach, computer virus, or disruption of service.

Renasant Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. Renasant Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us or Renasant Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in Renasant Bank’s systems and could adversely affect its reputation and its ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on the our financial condition and results of operations.

Risks Associated With Our Common Stock

Shares eligible for future sale could have a dilutive effect.

Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. After the private placement completed on July 23, 2010, there were 75,000,000 shares of our common stock authorized, of which 25,023,630 shares were outstanding.

The FDIC’s Statement of Policy on the Acquisition of Failed Insured Depository Institutions may restrict our activities and those of certain investors in us.

On August 26, 2009, the FDIC adopted the final Statement of Policy on the Acquisition of Failed Insured Depository Institutions (the “Statement”). The Statement purports to provide guidance concerning the standards for more than de minimis investments in acquirers of deposit liabilities and the operations of failed insured depository institutions. The Statement applies to private investors in a company, including any company acquired to facilitate bidding on failed banks or thrifts that is proposing to, directly or indirectly, assume deposit liabilities, or such liabilities and assets, from the resolution of a failed insured depository institution. By its terms, the Statement does not apply to investors with 5% or less of the total voting power of an acquired depository institution or its bank or thrift holding company (provided there is no evidence of concerted action by these investors). When applicable, among other things, covered investors (other than certain mutual funds) are prohibited by the Statement from selling their securities in the relevant institution for three years. In addition, covered investors must disclose to the FDIC information about the investors and all entities in the ownership chain, including information as to the size of the capital fund or funds, its diversification, the return profile, the marketing documents, the management team and the business model, as well as such other information as is determined to be necessary to assure compliance with the Statement. Furthermore, among other restrictions, the acquired institution must maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years from the time of acquisition; thereafter, the institution must maintain capital such that it is “well capitalized” during the remaining period of ownership by the covered investor. In addition, under the Statement, covered investors employing ownership structures utilizing entities that are domiciled in Secrecy Law Jurisdictions (as defined in the Statement) would not be eligible to own a direct or indirect interest in an insured depository institution, subject to certain exceptions.

The Statement may be applicable to private investors in us and, in the event of any such private investors covered by the Statement, will be applicable to us. Furthermore, because the applicability of the Statement depends in large part on the specific investor, we may not know at any given point of time whether the Statement applies to any investor and, accordingly, to us. Each investor must make its own determination concerning whether the Statement applies to it and its investment in us. Each investor is cautioned to consult its own legal advisors concerning such matters. We cannot assure investors that the Statement will not be applicable to us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2010.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description

(2)(i)	Purchase and Assumption Agreement - Whole Bank - All Deposits, among the Federal Deposit Insurance Corporation, as Receiver of Crescent Bank & Trust Company, Jasper, Georgia, the Federal Deposit Insurance Corporation and Renasant Bank, dated as of July 23, 2010(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(3)(ii)	Bylaws of Renasant Corporation, as amended(3)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(4)(ii)	Bylaws of Renasant Corporation, as amended(3)

(10)(i)	Form of Securities Purchase Agreement by and among the Company and the Purchasers, including form of Registration Rights Agreement by and among the Company and the Purchasers(4)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2008 and incorporated herein by reference.
(4)	Filed as exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.

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

August 9, 2010	RENASANT CORPORATION

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