Form 10-Q
period 2010-09-30
RENASANT CORP
filed 2010-11-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 25,042,100 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

RENASANT CORPORATION AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended September 30, 2010

Renasant Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited) September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$50,176	$63,049
Interest-bearing balances with banks	246,237	85,511

Cash and cash equivalents	296,413	148,560
Securities held to maturity (fair value of $182,378 and $139,433, respectively)	176,779	138,806
Securities available for sale, at fair value	568,707	575,358
Mortgage loans held for sale	25,639	25,749
Loans, net of unearned income:
Covered under loss-share agreements	352,535	—
Not covered under loss-share agreements	2,231,075	2,347,615

Total loans, net of unearned income	2,583,610	2,347,615
Allowance for loan losses	(45,132)	(39,145)

Loans, net	2,538,478	2,308,470
Premises and equipment, net	42,855	43,672
Other real estate owned:
Covered under loss-share agreements	49,286	—
Not covered under loss-share agreements	62,936	58,568

Total other real estate owned	112,222	58,568
Intangible assets, net	192,391	191,357
FDIC loss-share indemnification receivable	153,244	—
Other assets	149,525	150,541

Total assets	$4,256,253	$3,641,081

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$361,504	$304,962
Interest-bearing	3,054,424	2,271,138

Total deposits	3,415,928	2,576,100
Short-term borrowings	19,422	22,397
Long-term debt	302,823	595,627
Other liabilities	41,046	36,835

Total liabilities	3,779,219	3,230,959
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 and 22,790,797 shares issued, respectively; 25,041,540 and 21,082,991 shares outstanding, respectively	133,579	113,954
Treasury stock, at cost	(27,212)	(27,788)
Additional paid-in capital	217,004	184,831
Retained earnings	162,088	146,581
Accumulated other comprehensive loss	(8,425)	(7,456)

Total shareholders’ equity	477,034	410,122

Total liabilities and shareholders’ equity	$4,256,253	$3,641,081

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans	$36,118	$34,636	$100,225	$105,131
Securities
Taxable	5,454	6,575	16,593	20,252
Tax-exempt	1,594	1,355	4,342	3,672
Other	267	48	364	178

Total interest income	43,433	42,614	121,522	129,233
Interest expense
Deposits	12,485	11,467	33,264	35,966
Borrowings	3,831	5,956	13,051	18,603

Total interest expense	16,316	17,423	46,315	54,569

Net interest income	27,117	25,191	75,207	74,664
Provision for loan losses	11,500	7,350	25,165	19,090

Net interest income after provision for loan losses	15,617	17,841	50,042	55,574

Noninterest income
Service charges on deposit accounts	5,771	5,379	16,222	16,199
Fees and commissions	3,654	3,961	10,784	13,067
Insurance commissions	828	949	2,492	2,164
Trust revenue	562	501	1,778	1,480
Gains on sales of securities available for sale	1,906	—	3,955	1,550
Other-than-temporary-impairment losses on securities available for sale	(13,406)	—	(14,748)	—
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	10,491	—	11,673	—

Net impairment losses on securities	(2,915)	—	(3,075)	—
BOLI income	529	380	1,841	1,239
Gains on sales of mortgage loans held for sale	1,774	1,832	4,097	5,901
Gain on acquisition	42,211	—	42,211	—
Other	214	951	1,057	2,089

Total noninterest income	54,534	13,953	81,362	44,139
Noninterest expense
Salaries and employee benefits	16,694	13,363	42,943	41,843
Data processing	1,703	1,439	4,709	4,198
Net occupancy and equipment	3,271	3,045	9,128	9,357
Professional fees	913	1,068	2,660	2,902
Advertising and public relations	1,159	842	3,027	2,706
Intangible amortization	505	489	1,451	1,484
Communications	1,218	1,057	3,351	3,356
Loss on early extinguishment of debt	2,785	—	2,785	—
Other	11,323	4,815	21,339	14,324

Total noninterest expense	39,571	26,118	91,393	80,170

Income before income taxes	30,580	5,676	40,011	19,543
Income taxes	11,029	1,451	13,057	5,056

Net income	$19,551	$4,225	$26,954	$14,487

Basic earnings per share	$0.81	$0.20	$1.22	$0.69

Diluted earnings per share	$0.81	$0.20	$1.21	$0.68

Cash dividends per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net cash provided by operating activities	$62,924	$61,710
Investing activities
Purchases of securities available for sale	(307,492)	(308,002)
Proceeds from sales of securities available for sale	129,924	102,490
Proceeds from call/maturities of securities available for sale	203,577	171,706
Purchases of securities held to maturity	(47,463)	(1,871)
Proceeds from call/maturities of securities held to maturity	8,525	845
Net decrease in loans	91,523	78,412
Proceeds from sales of premises and equipment	8	68
Purchases of premises and equipment	(2,015)	(839)
Net cash received from acquisition	337,127	—

Net cash provided by investing activities	413,714	42,809

Financing activities
Net increase in noninterest-bearing deposits	17,475	13,631
Net (decrease) increase in interest-bearing deposits	(67,750)	203,022
Net decrease in short-term borrowings	(2,975)	(278,716)
Proceeds from long-term debt	2,180	56,935
Repayment of long-term debt	(317,800)	(76,963)
Cash paid for dividends	(11,447)	(10,772)
Cash received on exercise of stock-based compensation	126	206
Excess tax benefit from stock-based compensation	4	—
Proceeds from equity offering	51,402	—

Net cash used in financing activities	(328,785)	(92,657)

Net increase in cash and cash equivalents	147,853	11,862
Cash and cash equivalents at beginning of period	148,560	100,394

Cash and cash equivalents at end of period	$296,413	$112,256

Supplemental disclosures
Transfers of loans to other real estate	$25,471	$33,194
Transfers of securities classified as available for sale to held to maturity	—	139,566

See Notes to Condensed Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation

Renasant Corporation (referred to herein as the “Company”) offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and north central Alabama and northwest Georgia.

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

The Company has evaluated subsequent events that have occurred after September 30, 2010 through the date of issuance of its financial statements for consideration of recognition or disclosure.

Impact of Recently-Issued Accounting Standards and Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) that requires new disclosures and clarifications of existing disclosures about recurring and nonrecurring fair value measurements. As to new disclosure requirements, a reporting entity must disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers, and present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. As to clarifications of existing disclosures, a reporting entity should provide fair value measurements for each class within each category of assets and liabilities, and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which are effective beginning after December 15, 2010, and for interim periods within those fiscal years. See Note I, “Fair Value of Financial Instruments,” in these Notes to Condensed Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update. The Company is currently in the process of evaluating the impact on its financial statements of adopting the portion of this update regarding disclosures presenting separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note A – Summary of Significant Accounting Policies (continued)

In July 2010, the FASB issued an update to ASC Topic 310, “Receivables,” that requires enhanced and additional disclosures that will provide financial statement users with greater transparency about a reporting entity’s allowance for credit losses and the credit quality of its financial receivables. A reporting entity must provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in its portfolio of financing receivables, explaining how that risk is analyzed and assessed in arriving at the allowance for credit losses, and detailing the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, a reporting entity should provide disclosures on a disaggregated basis: by portfolio segment and/or by class of financing receivable. This update to ASC Topic 310 amends existing disclosures to require a reporting entity to provide a rollforward schedule of the allowance for credit losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method. A reporting entity must also present nonaccrual, past due 90 days or more and still accruing and impaired financing receivables by class. Additional disclosures include credit quality indicators of financing receivables at the end of the reporting period presented by class, the aging of past due financing receivables at the end of the reporting period presented by class, the nature and extent of troubled debt restructurings that occurred during the period presented by class and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period presented by class and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period presented by portfolio segment. This update to ASC Topic 310 is effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently in the process of evaluating the impact of adopting this update on its financial statements.

Note B – FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust

On July 23, 2010, Renasant Bank (“the Bank”), a wholly-owned subsidiary of the Company, acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent Bank”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Crescent Bank (the “Acquisition”). Crescent operated 11 branches in the northwest region of Georgia, all of which were retained by the Bank.

In connection with the Acquisition, the Bank entered into loss-sharing agreements with the FDIC that covered $528,051 of Crescent Bank loans and $79,359 of other real estate owned (the “covered assets”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-sharing agreements. Pursuant to the terms of the loss-sharing agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. The fair value of the loss-sharing agreements was recorded as an indemnification asset at their estimated fair value of $153,244 as of the date of the Acquisition. The indemnification asset reflects the present value of the expected net cash reimbursement related to the loss-sharing agreements described above.

The Acquisition resulted in a pre-tax gain of $42,211. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $16,146, resulting in an after-tax gain of $26,065. Under the Internal Revenue Code, the gain will be recognized over the next six years. The foregoing pre-tax and after-tax gains are considered bargain purchase gain under FASB ASC Topic 805, “Business Combinations” (“ASC 805”), since the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred. The Company recognized this gain as non-interest income in the Company’s consolidated statements of income for the three and nine-months ended September 30, 2010.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note B – FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust (continued)

The following table sets forth the fair values of the assets acquired and liabilities assumed by the Bank in the Acquisition as of July 23, 2010:

Assets Acquired
Cash and due from banks	$337,127
Securities available for sale	21,044
Federal Home Loan Bank stock	3,162
Loans	371,100
Other real estate owned	50,168
FDIC loss share indemnification asset	153,244
Core deposit intangible	2,489
Receivable from FDIC	17,224
Other assets	3,749

Total assets acquired	959,307

Liabilities Assumed
Deposits:
Noninterest-bearing	39,067
Interest-bearing	851,036

Total deposits	890,103
Advances from Federal Home Loan Bank of Atlanta	24,101
Accrued expenses and other liabilities	2,892

Total liabilities assumed	917,096

Net assets acquired	42,211

Deferred tax liability	16,146

Net assets assumed, including deferred tax liability	$26,065

The Company’s operating results for the three and nine months ended September 30, 2010 include the operating results of the assets acquired and liabilities assumed in the Acquisition subsequent to the July 23, 2010 closing date. Due to the significant fair value adjustments recorded, as well as the nature of the loss-sharing agreements with the FDIC, the Company does not believe that Crescent’s historical results are relevant to the Company’s results. Therefore, no pro forma information is included.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Obligations of other U.S. Government agencies and corporations	$92,177	$916	$(9)	$93,084
Mortgage-backed securities	423,725	13,271	(328)	436,668
Trust preferred securities	32,184	110	(22,559)	9,735
Other equity securities	29,067	153	—	29,220

	$577,153	$14,450	$(22,896)	$568,707

December 31, 2009
Obligations of other U.S. Government agencies and corporations	$63,130	$191	$(289)	$63,032
Mortgage-backed securities	445,647	13,589	(1,345)	457,891
Trust preferred securities	33,803	137	(19,502)	14,438
Other equity securities	39,971	26	—	39,997

	$582,551	$13,943	$(21,136)	$575,358

Gross gains on sales of securities available for sale for the nine months ended September 30, 2010 were $4,499, compared to gross losses on sales of securities available for sale of $544 for the same period. Gross gains on sales of securities available for sale for the nine months ended September 30, 2009 were $2,195. These gains in 2009 were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Obligations of states and political subdivisions	$176,779	$5,862	$(263)	$182,378

December 31, 2009
Obligations of states and political subdivisions	$138,806	$958	$(331)	$139,433

The amortized cost and fair value of securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$9,348	$9,365
Due after one year through five years	7,988	8,077	43,771	44,439
Due after five years through ten years	79,181	79,987	39,893	41,540
Due after ten years	37,192	14,755	83,767	87,034
Mortgage-backed securities	423,725	436,668	—	—
Other equity securities	29,067	29,220	—	—

	$577,153	$568,707	$176,779	$182,378

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note C – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2010
Obligations of other U.S Government agencies and corporations	$9,986	$(9)	$—	$—	$9,986	$(9)
Mortgage-backed securities	60,236	(307)	2,256	(21)	62,492	(328)
Trust preferred securities	—	—	6,625	(22,559)	6,625	(22,559)
Other equity securities	—	—	—	—	—	—

Total	$70,222	$(316)	$8,881	$(22,580)	$79,103	$(22,896)

December 31, 2009
Obligations of other U.S Government agencies and corporations	$30,238	$(289)	$—	$—	$30,238	$(289)
Mortgage-backed securities	56,044	(872)	6,350	(473)	62,394	(1,345)
Trust preferred securities	—	—	11,301	(19,502)	11,301	(19,502)
Other equity securities	—	—	—	—	—	—

Total	$86,282	$(1,161)	$17,651	$(19,975)	$103,933	$(21,136)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2010
Obligations of states and political subdivisions	$10,400	$(263)	$—	$—	$10,400	$(263)

December 31, 2009
Obligations of states and political subdivisions	$64,155	$(331)	$—	$—	$64,155	$(331)

The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income in the Consolidated Statements of Income. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss within noninterest income depends on whether an entity intends to sell the debt security or whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. If an entity intends to, or has decided to, sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note C – Securities (continued)

The Company holds investments in pooled trust preferred securities and in securities issued by a single issuer. The investments in pooled trust preferred securities had a cost basis of $29,184 and $30,803 and a fair value of $6,625 and $11,301 at September 30, 2010 and December 31, 2009, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 321 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity. At September 30, 2010, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for two of the four pooled trust preferred securities. Accordingly, the Company recognized credit related impairment losses on these securities of $3,075 during the nine months ended September 30, 2010.

The following table provides information regarding the Company’s investments in pooled trust preferred securities as of September 30, 2010:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default	Estimated Additional Deferral or Default before Credit Impairment

XXIV	Pooled	B2	$12,077	$1,145	$(10,932)	Caa3	38%	—
XXVI	Pooled	B2	5,467	972	(4,495)	Ca	34%	16%
XXIII	Pooled	B2	10,424	4,033	(6,391)	Ca	28%	21%
XIII	Pooled	B2	1,216	475	(741)	Ca	26%	—

			$29,184	$6,625	$(22,559)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income at September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$(160)	$—
Additions related to credit losses for which OTTI was not previously recognized	(2,329)	(3,075)
Reductions for securities sold during the period	—	—
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Increases in credit loss for which OTTI was previously recognized	(586)	—
Reductions for increases in cash flows expected to be collected	—	—

Ending balance	$(3,075)	$(3,075)

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note D – Loans

(In Thousands)

As described in Note B above, in connection with the acquisition of Crescent, the Bank entered into loss-sharing agreements with the FDIC that covered $528,051 of Crescent loans. In these Notes to Condensed Consolidated Financial Statements, the Company refers to loans subject to the loss-sharing agreements as “covered loans” and loans that are not subject to the loss-sharing agreements as “loans not covered by loss-sharing agreements.”

A summary of those loans not covered by loss-sharing agreements with the FDIC is set forth below:

	September 30, 2010	December 31, 2009
Loans secured by real estate:
Real estate – construction:
Residential	$30,967	$45,559
Commercial	26,269	74,440
Condominiums	5,357	13,300

Total real estate – construction	62,593	133,299
Real estate – 1-4 family mortgage
Primary	343,121	345,971
Home equity	164,425	171,180
Rental/investment	154,239	158,436
Land development	108,988	145,330

Total real estate – 1-4 family mortgage	770,773	820,917
Real estate – commercial mortgage
Owner-occupied	532,082	537,387
Non-owner occupied	426,927	367,011
Land development	113,475	136,191

Total real estate – commercial mortgage	1,072,484	1,040,589

Total loans secured by real estate	1,905,850	1,994,805
Commercial, financial, agricultural	259,710	281,329
Lease financing	547	778
Installment loans to individuals	64,968	70,703

Total loans, net of unearned income	$2,231,075	$2,347,615

Loans past due 90 days or more and still accruing interest not covered by loss-sharing agreements were $8,923 at September 30, 2010 as compared to $10,571 at December 31, 2009. Nonaccrual loans not covered by loss-sharing agreements at September 30, 2010 were $56,674 as compared to $39,454 at December 31, 2009.

Impaired loans not covered by loss-sharing agreements at September 30, 2010 and December 31, 2009 were as follows:

Impaired loans with an allocated allowance for loan losses	$83,723	$76,943
Impaired loans without an allocated allowance for loan losses	7,012	1,641

Total impaired loans	$90,735	$78,584

Allocated allowance on impaired loans	$15,603	$13,468

The allocated allowance for loan losses attributable to restructured loans included in the table above was $4,474 and $4,837 at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the Company had $1,111 in remaining availability under commitments to lend additional funds on these restructured loans.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note D – Loans (continued)

A summary of those loans covered by loss-sharing agreements with the FDIC at September 30, 2010 at fair value follows:

	Impaired Loans	All Other Loans	Covered Loans
Loans secured by real estate:
Real estate – construction:
Residential	$2,011	$5,182	$7,193
Commercial	6,701	3,491	10,192

Total real estate – construction	8,712	8,673	17,385
Real estate – 1-4 family mortgage
Primary	—	28,525	28,525
Home equity	—	23,426	23,426
Rental/investment	—	45,909	45,909
Land development	26,057	14,946	41,003

Total real estate – 1-4 family mortgage	26,057	112,806	138,863
Real estate – commercial mortgage
Owner-occupied	15,219	55,648	70,867
Non-owner occupied	5,198	17,510	22,708
Land development	52,075	26,495	78,570

Total real estate – commercial mortgage	72,492	99,653	172,145

Total loans secured by real estate	107,261	221,132	328,393
Commercial, financial, agricultural	254	22,289	22,543
Lease financing	—	—	—
Installment loans to individuals	—	1,599	1,599

Total loans, net of unearned income	$107,515	$245,020	$352,535

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in Accounting Standards Codification (“ASC”) Subtopic 310-30, “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. Loans acquired through business combinations that do not meet the specific criteria of ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note D – Loans (continued)

Certain loans acquired in connection with the Company’s previous acquisitions (other than the Crescent acquisition) exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the consolidated balance sheet heading “Loans - Not covered under loss-share agreements” at September 30, 2010 is as follows:

Real estate – 1-4 family mortgage	$4,700
Real estate – commercial mortgage	250
Commercial, financial, agricultural	1,665

Total outstanding balance	6,615
Nonaccretable difference	(1,292)

Cash flows expected to be collected	5,323
Accretable yield	(174)

Fair value	$5,149

Changes in the accretable yield of these loans are as follows:

Balance as of January 1, 2010	$120
Additions	—
Reclassifications from nonaccretable difference	126
Accretion	(72)

Balance as of September 30, 2010	$174

The following table presents the fair value of impaired and non-impaired loans covered by loss-sharing agreements at September 30, 2010:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Contractually-required principal and interest	$181,546	$336,599	$518,145
Nonaccretable difference(1)	(69,864)	(80,941)	(150,805)

Cash flows expected to be collected	111,682	255,658	367,340
Accretable yield(2)	(4,167)	(10,638)	(14,805)

Fair value	$107,515	$245,020	$352,535

(1)	Represents contractual principal and interest cash flows of $144.8 million and $6.0 million, respectively, not expected to be collected.
(2)	Represents future interest payment of $10.6 million expected to be collected and purchase discount of $4.2 million.

Changes in the accretable yield, excluding future interest payments, of the loans covered by loss-sharing agreements at September 30, 2010 are as follows:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Balance as of July 23, 2010	$(4,506)	$(19)	$(4,525)
Additions	—	—	—
Reclassifications from nonaccretable difference	—	—	—
Accretion	339	1	340

Balance as of September 30, 2010	$(4,167)	$(18)	$(4,185)

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note E – Other Real Estate and Repossessions

(In Thousands)

The following table provides details of the Company’s other real estate owned and repossessions:

	September 30, 2010	December 31, 2009
Residential real estate	$25,928	$18,038
Commercial real estate	28,255	10,336
Residential land development	42,331	27,018
Commercial land development	12,687	165
Other	3,021	3,011

Total other real estate owned and repossessions	$112,222	$58,568

A summary of those properties covered by loss-sharing agreements with the FDIC and those that are not covered at September 30, 2010 follows:

	Covered	Not Covered
Residential real estate	$10,590	$15,338
Commercial real estate	14,984	13,271
Residential land development	13,474	28,857
Commercial land development	10,238	2,449
Other	—	3,021

Total other real estate owned and repossessions	$49,286	$62,936

Changes in the Company’s other real estate owned and repossessions are as follows:

	Covered	Not Covered
Balance as of January 1, 2010	$—	$58,568
Additions	50,168	25,471
Capitalized improvements	—	640
Impairments	—	(3,318)
Dispositions	(882)	(18,334)
Other	—	(91)

Balance as of September 30, 2010	$49,286	$62,936

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note F – Employee Benefit Plans

(In Thousands)

The following table provides the components of net pension cost and other benefit cost recognized for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$—	$—	$9	$10
Interest cost	248	245	23	17
Expected return on plan assets	(252)	(253)	—	—
Prior service cost recognized	5	5	—	—
Recognized loss	92	89	30	17

Net periodic benefit cost	$93	$86	$62	$44

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$—	$—	$28	$31
Interest cost	742	735	69	51
Expected return on plan assets	(756)	(758)	—	—
Prior service cost recognized	15	15	—	—
Recognized loss	278	267	89	51

Net periodic benefit cost	$279	$259	$186	$133

Note G – Shareholders’ Equity

(In Thousands, Except Share Data)

The Company declared a cash dividend of $0.17 per share for each of the third quarter of 2010 and 2009. Total cash dividends paid to shareholders by the Company were $11,447 and $10,772 for the nine month periods ended September 31, 2010 and 2009, respectively.

In January 2010, the Company granted 138,500 stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2010 and 2009 for the nine month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Dividend yield	4.74%	3.99%
Expected volatility	34%	30%
Risk-free interest rate	2.48%	1.55%
Expected lives	6 years	6 years
Weighted average exercise price	$14.22	$17.03
Weighted average fair value	$3.01	$3.09

In addition, the Company awarded 23,500 shares of performance-based restricted stock in January 2010. The performance-based restricted stock is earned, in part, if the Company meets or exceeds financial performance results defined by the board of directors for the year. The fair value of the restricted stock grant on the date of the grant was $14.22 per share. The Company recorded total stock-based compensation expense of $373 and $516 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the Company reissued 33,549 shares from treasury in connection with the exercise of stock-based compensation.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H – Segment Reporting

(In Thousands)

The Company’s internal reporting process is organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with other data processing and back office functions, are not allocated to the Company’s segments. Rather, these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts. The Company is currently evaluating how the ongoing operations of the Crescent acquisition will impact future strategic decisions and how these operations will affect its reportable segments.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note H – Segment Reporting (continued)

	Community Banks
	Mississippi	Tennessee	Alabama	Crescent Acquisition	Insurance	Other	Consolidated
Three Months Ended September 30, 2010:
Net interest income	$11,841	$7,378	$5,641	$2,026	$28	$203	$27,117
Provision for loan losses	2,530	6,413	2,557	—	—	—	11,500
Noninterest income	7,122	1,527	2,518	42,656	840	(129)	54,534
Noninterest expense	8,246	6,109	5,320	3,177	743	15,976	39,571

Income before income taxes	8,187	(3,617)	282	41,505	125	(15,902)	30,580
Income taxes	1,877	(829)	65	13,647	48	(3,779)	11,029

Net income (loss)	$6,310	$(2,788)	$217	$27,858	$77	$(12,123)	$19,551

Total assets	$1,409,567	$1,265,136	$786,832	$778,822	$8,810	$7,086	$4,256,253
Goodwill	2,265	133,316	46,515	—	2,783	—	184,879

Three Months Ended September 30, 2009:
Net interest income	$13,943	$8,114	$5,547	$—	$32	$(2,445)	$25,191
Provision for loan losses	1,682	1,891	3,777	—	—	—	7,350
Noninterest income	7,396	1,007	2,720	—	996	1,834	13,953
Noninterest expense	8,838	4,605	4,316	—	770	7,589	26,118

Income before income taxes	10,819	2,625	174	—	258	(8,200)	5,676
Income taxes	3,100	737	92	—	100	(2,578)	1,451

Net income (loss)	$7,719	$1,888	$82	$—	$158	$(5,622)	$4,225

Total assets	$1,550,797	$1,367,195	$711,938	$—	$8,838	$3,889	$3,642,657
Goodwill	2,265	133,316	46,520	—	2,783	—	184,884

Nine Months Ended September 30, 2010:
Net interest income	$37,978	$22,368	$16,344	$2,026	$92	$(3,601)	$75,207
Provision for loan losses	5,268	15,610	4,287	—	—	—	25,165
Noninterest income	21,768	4,351	6,369	42,656	2,760	3,458	81,362
Noninterest expense	24,044	15,567	13,319	3,177	2,208	33,078	91,393

Income before income taxes	30,434	(4,458)	5,107	41,505	644	(33,221)	40,011
Income taxes	6,978	(1,022)	1,171	13,647	250	(7,967)	13,057

Net income (loss)	$23,456	$(3,436)	$3,936	$27,858	$394	$(25,254)	$26,954

Total assets	$1,409,567	$1,265,136	$786,832	$778,822	$8,810	$7,086	$4,256,253
Goodwill	2,265	133,316	46,515	—	2,783	—	184,879

Nine Months Ended September 30, 2009:
Net interest income	$39,096	$22,810	$16,484	$—	$63	$(3,789)	$74,664
Provision for loan losses	6,106	7,076	5,908	—	—	—	19,090
Noninterest income	22,569	3,142	9,146	—	2,953	6,329	44,139
Noninterest expense	24,205	13,484	12,744	—	2,252	27,485	80,170

Income before income taxes	31,354	5,392	6,978	—	764	(24,945)	19,543
Income taxes	8,596	1,478	1,913	—	296	(7,227)	5,056

Net income (loss)	$22,758	$3,914	5,065	$—	$468	$(17,718)	$14,487

Total assets	$1,550,797	$1,367,195	$711,938	$—	$8,838	$3,889	$3,642,657
Goodwill	2,265	133,316	46,520	—	2,783	—	184,884

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note I – Fair Value of Financial Instruments

(In Thousands)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$296,413	$296,413	$148,560	$148,560
Securities held to maturity	176,779	182,378	138,806	139,433
Securities available for sale	568,707	568,707	575,358	575,358
Mortgage loans held for sale	25,639	25,639	25,749	25,749
Loans covered under loss-share agreements	352,535	359,310	—	—
Loans not covered under loss-share agreements	2,231,075	2,213,364	2,308,470	2,291,654
FDIC loss-share indemnification receivable	153,244	153,244	—	—
Derivative instruments	1,493	1,493	1,946	1,946

Financial liabilities:
Deposits	3,415,928	3,431,498	2,576,100	2,589,135
Short-term borrowings	19,422	19,422	22,397	22,397
Federal Home Loan Bank advances	176,851	189,174	469,574	480,639
Junior subordinated debentures	75,972	37,696	76,053	37,548
TLGP Senior Note	50,000	52,092	50,000	51,888
Derivative instruments	1,113	1,113	277	277

The following methods and assumptions were used by the Company to estimate the fair value of each class of its financial instruments for which it is practicable to estimate that value:

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

Mortgage loans held for sale: The carrying value of mortgage loans held for sale approximates fair value due to the short-term nature of the asset.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fixed-rate loan fair values, including mortgages, commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of loans covered under loss-share agreements is based on the net present value of future cash proceeds expected to be received using discount rates that are derived from current market rates and reflect the level of interest risk in the covered loans.

FDIC loss-share indemnification receivable: The fair value of the FDIC loss-share indemnification receivable is based on the net present value of future cash flows expected to be received from the FDIC under the provisions of the loss-share agreements using a discount rate that is based on current market rates. Current market rates are used in light of the uncertainty of the timing and receipt of the loss-sharing reimbursement from the FDIC.

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

Note I – Fair Value of Financial Instruments (continued)

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

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

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

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note I – Fair Value of Financial Instruments (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Totals
September 30, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$93,084	$—	$93,084
Mortgage-backed securities	—	436,668	—	436,668
Trust preferred securities	—	3,110	6,625	9,735
Other equity securities	—	—	29,220	29,220

Total securities available for sale	—	532,862	35,845	568,707

Derivative instruments, net	—	380	—	380

	$—	$533,242	$35,845	$569,087

December 31, 2009
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$63,032	$—	$63,032
Mortgage-backed securities	—	457,891	—	457,891
Trust preferred securities	—	3,136	11,302	14,438
Other equity securities	—	—	39,997	39,997

Total securities available for sale	—	524,059	51,299	575,358

Derivative instruments, net	—	1,669	—	1,669

	$—	$525,728	$51,299	$577,027

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the nine months ended September 30, 2010:

Securities available for sale
Balance as of January 1, 2010	$51,299
Realized losses included in net income	(3,009)
Unrealized losses included in other comprehensive income	(2,931)
Net purchases, sales, issuances, and settlements	(9,514)
Transfers in and/or out of Level 3	—

Balance as of September 30, 2010	$35,845

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note I – Fair Value of Financial Instruments (continued)

Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009.

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

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the fair value of the real estate less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3. OREO covered under loss-share agreements were recorded at their fair value upon the acquisition date of July 23, 2010, and no fair value adjustments were necessary through September 30, 2010.

The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009 that were still held in the Consolidated Balance Sheets at those respective dates:

	Level 1	Level 2	Level 3	Totals
September 30, 2010
Impaired loans	$—	$—	$90,735	$90,735
Other real estate owned	—	—	15,092	15,092

	Level 1	Level 2	Level 3	Totals
December 31, 2009
Impaired loans	$—	$—	$78,584	$78,584
Other real estate owned	—	—	2,462	2,462

Impaired loans with a carrying value of $90,735 and $78,584 had an allocated allowance for loan losses of $15,603 and $13,468 at September 30, 2010 and December 31, 2009, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

OREO with a carrying amount of $18,373 was written down to $15,092, resulting in a loss of $3,281, which was included in the results of operations for the nine months ended September 30, 2010. OREO with a carrying amount of $3,023 was written down to $2,462, resulting in a loss of $561, which was included in the results of operations for the year ended December 31, 2009.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note J – Derivative Instruments

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

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into net interest income over the designated hedging periods ending in August 2012 and August 2013. For the nine months ended September 30, 2010, deferred gains related to the swaps of $209 were amortized into net interest income.

In connection with the Crescent acquisition, the Bank acquired interest rate swaps whereby it receives a fixed rate of interest and pays a variable rate based on the one-month LIBOR plus 334 basis points. The swaps have embedded derivatives in each of the loan agreements that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. These swaps had a notional amount of $7,793 and $7,910 and a fair value of $(1,113) and $(1,073) at September 30, 2010 and July 23, 2010, respectively. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s results of operations for the period ended September 30, 2010.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. Under this sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the caption “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting. At September 30, 2010, the notional amount of commitments to fund fixed-rate mortgage loans was $40,453 with a fair value of $380.

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note K – Comprehensive Income

(In Thousands)

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,
	2010	2009
Net income	$19,551	$4,225
Other comprehensive (loss) income:
Unrealized holding gains on securities, net of tax expense of $3,356 and $5,099	5,418	8,231
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $4,013	(6,478)	—
Reclassification adjustment for gains realized in net income, net of tax expense of $840	(1,355)	—

Net change in unrealized (losses) gains on securities	(2,415)	8,231
Unrealized holding gains on derivative instruments, net of tax expense of $371	—	597
Reclassification adjustment for gains realized in net income, net of tax expense of $59	(95)	—

Net change in unrealized gains on derivative instruments	(95)	597
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $49 and $42	79	69

Other comprehensive (loss) income	(2,431)	8,897

Comprehensive income	$17,120	$13,122

	Nine Months Ended September 30,
	2010	2009
Net income	$26,954	$14,487
Other comprehensive income (loss):
Unrealized holding gains on securities, net of tax expense of $5,498 and $3,907	8,876	6,306
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $4,465	(7,208)	—
Reclassification adjustment for gains realized in net income, net of tax expense of $1,798 and $593	(2,902)	(957)

Net change in unrealized (losses) gains on securities	(1,234)	5,349
Unrealized holding gains on derivative instruments, net of tax expense of $98 and $457	158	737
Reclassification adjustment for gains realized in net income, net of tax expense of $80 and $387	(129)	(626)

Net change in unrealized gains on derivative instruments	29	111
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $146 and $127	236	205

Other comprehensive (loss) income	(969)	5,665

Comprehensive income	$25,985	$20,152

Renasant Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note K – Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, are as follows

	September 30,	December 31
	2010	2009
Net unrealized gains (losses) on securities	$3,911	$(2,063)
Net non-credit related portion of other-than-temporary impairment on securities	(7,208)	—
Net unrealized gains on derivative instruments	908	879
Net unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,036)	(6,272)

Total accumulated other comprehensive loss	$(8,425)	$(7,456)

Note L – Net Income Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic:
Net income applicable to common stock	$19,551	$4,225	$26,954	$14,487

Average common shares outstanding	24,098,629	21,075,879	22,101,234	21,072,246

Net income per common share - basic	$0.81	$0.20	$1.22	$0.69

Diluted:
Net income applicable to common stock	$19,551	$4,255	$26,954	$14,487

Average common shares outstanding	24,098,629	21,075,879	22,101,234	21,072,246
Effect of dilutive stock-based compensation	110,013	137,960	129,043	132,678

Average common shares outstanding - diluted	24,208,642	21,213,839	22,230,277	21,204,924

Net income per common share - diluted	$0.81	$0.20	$1.21	$0.68

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the Company’s ability to efficiently integrate its acquisition of Crescent Bank & Trust Company (described below) into its operations, retain Crescent Bank customers and grow the acquired franchise; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3 the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationship; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

The Company, a Mississippi corporation, offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and north central Alabama and northwest Georgia.

On July 23, 2010, Renasant Bank (“the Bank”), a wholly-owned subsidiary of the Company, acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Crescent. Crescent operated, and the Company acquired and retained, 11 branches in the northwest region of Georgia. Of these 11 branches, Crescent owned the building and real property at nine branches and leased the remainder. Excluding the effects of purchase accounting adjustments, the Bank acquired $959,307 in total assets, including loans of $538,743, and assumed $917,096 in total liabilities, including $890,103 in deposits. Approximately $528,081 of acquired loans and $79,359 of other real estate owned (“OREO”) are covered by loss-sharing agreements (“covered assets”) between the FDIC and the Bank. For more information regarding this transaction, please refer to Note B, “FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust,” in the Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” as well as our discussion of the anticipated effects of the Crescent acquisition on the Company’s financial condition, operating results and cash flows, and liquidity and capital resources, contained in the Amendment No. 1 to Form 8-K filed by the Company with the Securities and Exchange Commission on October 8, 2010.

Financial Condition

The Company’s total assets were $4,256,253 on September 30, 2010 as compared to $3,641,081 on December 31, 2009. The acquisition of Crescent contributed total assets of $778,822 at September 30, 2010.

Cash and cash equivalents increased $147,853 from $148,560 at December 31, 2009 to $296,413 at September 30, 2010 as a result of the cash received in connection with the Crescent acquisition. Cash and cash equivalents represented 6.96% of total assets at September 30, 2010 compared to 4.08% of total assets at December 31, 2009.

Investments

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The balance of our securities portfolio increased to $745,486 at September 30, 2010 from $714,164 at December 31, 2009. The Bank acquired investment securities with an estimated fair value of $21,044 in the Crescent acquisition. The acquired securities were predominantly U.S. Government sponsored enterprise debt securities and U.S. Government sponsored enterprise mortgage-backed securities. In addition, the Company also acquired $3,162 in Federal Home Loan Bank of Atlanta stock. During the first nine months of 2010, the Company purchased $354,955 of investment securities. Maturities and calls of securities during the first nine months of 2010 totaled $212,102. The carrying value of securities available for sale sold during the first nine months of 2010 totaled $125,969.

Loans

The balance of loans, net of unearned income, at September 30, 2010 was $2,583,610, representing an increase of $235,995 from $2,347,615 at December 31, 2009. The acquisition of Crescent contributed total loans with a fair value of $362,901 at September 30, 2010. Loans in the Company’s legacy markets (that is, the Company’s markets other than its northwest Georgia markets) were $2,220,709 at September 30, 2010. During the first nine months of 2010, the Company continued to focus on the reduction of its exposure to construction and land development loans. The balance of the Company’s construction and land development portfolio in its legacy markets was $284,578, or 12.81%, at September 30, 2010, compared to $414,820, or 17.67% of total loans in its legacy markets, at December 31, 2009. A majority of the reduction in these loans is attributable to these loans being converted to permanent financing after completion of the construction phase of the loan. The overall balance of land development loans increased during this period due to land development loans acquired in the Crescent acquisition. Management plans to continue this intentional reduction of this portfolio in all of its markets in subsequent quarters, but nevertheless, expects total loans to remain flat to declining in the immediate quarters, as new loan production is offset by reductions attributable to principal paydowns and payoffs.

The table below sets forth loans outstanding, according to loan type, net of unearned income.

	September 30, 2010	December 31, 2009
Loans secured by real estate:
Real estate – construction:
Residential	$38,160	$45,559
Commercial	36,461	74,440
Condominiums	5,357	13,300

Total real estate – construction	79,978	133,299
Real estate – 1-4 family mortgage
Primary	371,646	345,971
Home equity	187,851	171,180
Rental/investment	200,148	158,436
Land development	149,991	145,330

Total real estate – 1-4 family mortgage	909,636	820,917
Real estate – commercial mortgage
Owner-occupied	602,949	537,387
Non-owner occupied	449,635	367,011
Land development	192,045	136,191

Total real estate – commercial mortgage	1,244,629	1,040,589

Total loans secured by real estate	2,234,243	1,994,805
Commercial, financial, agricultural	282,253	281,329
Lease financing	547	778
Installment loans to individuals	66,567	70,703

Total loans, net of unearned income	$2,583,610	$2,347,615

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2010, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Mortgage loans held for sale were $25,639 at September 30, 2010 compared to $25,749 at December 31, 2009. Originations of mortgage loans to be sold totaled $366,241 for the first nine months of 2010 as compared to $673,896 for the same period in 2009. During the first nine months of 2009, the Company experienced increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Goodwill and Intangible Assets

Intangible assets increased $1,034 to $192,391 at September 30, 2010 from $191,357 at December 31, 2009. The increase reflects $2,489 of core deposits intangible recorded in connection with the assumption of the deposits in the Crescent acquisition offset by the amortization of previously recorded core deposit intangibles associated with prior acquisitions. The core deposits intangible recorded in connection with the Crescent acquisition is being amortized on a straight-line basis over an estimated useful life of ten years. Amortization of finite-lived intangible assets totaled $1,451 for the nine months ended September 30, 2010.

Deposits

Total deposits increased $839,828 to $3,415,928 at September 30, 2010 from $2,576,100 on December 31, 2009. The following table provides details related to the Company’s deposits and the impact from the Crescent acquisition:

	Legacy Market	Crescent	Total at September 30, 2010	Change Since December 31, 2009
Noninterest-bearing	$322,262	$39,242	$361,504	$56,542
Interest-bearing	2,395,670	658,754	3,054,424	783,286

Total	$2,717,932	$697,996	$3,415,928	$839,828

Borrowed Funds

Total borrowed funds were $322,245 at September 30, 2010 compared to $618,024 at December 31, 2009. Short-term borrowings, consisting of treasury, tax and loan notes and securities sold under agreements to repurchase, were $19,422 at September 30, 2010 compared to $22,397 at December 31, 2009. Long-term debt, consisting of long-term Federal Home Loan Bank (“FHLB”) advances, debt guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”) and junior subordinated debentures, was $302,823 at September 30, 2010 compared to $595,627 at December 31, 2009. We repaid $317,800 of long-term FHLB borrowings during the nine months ended September 30, 2010. Of the amount repaid, $169,800 was repaid upon maturity of the debt while $148,000 was paid prior to maturity.

Shareholders’ Equity

Shareholders’ equity increased to $477,034 at September 30, 2010 compared to $410,122 at December 31, 2009. The net proceeds from the sale of 3,925,000 shares of stock in a private placement with accredited institutional investors completed during the third quarter of 2010 increased shareholders’ equity by $51,402. Other factors contributing to the change in shareholders’ equity include current year earnings offset by dividends and changes in other comprehensive losses.

Results of Operations

Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Net income for the three month period ended September 30, 2010 was $19,551, an increase of $15,326 from net income of $4,225 for the same period in 2009. Basic and diluted earnings per share were $0.81 for the three month period ended September 30, 2010, as compared to basic and diluted earnings per share of $0.20 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,533,567	$36,265	5.66%	$2,465,298	$34,893	5.62%
Securities:
Taxable(2)	559,817	5,506	3.93	567,500	6,658	4.69
Tax-exempt	169,972	2,633	6.20	136,476	2,220	6.51
Interest-bearing balances with banks	336,677	268	0.32	92,253	49	0.21

Total interest-earning assets:	3,600,033	44,672	4.92	3,261,527	43,820	5.33

Cash and due from banks	51,121			118,833
Intangible assets	192,447			192,078
Other assets	402,965			103,154

Total assets	$4,246,566			$3,675,592

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,142,796	$3,123	1.08	$898,074	$2,932	1.30
Savings	164,451	320	0.77	90,318	34	0.15
Time deposits	1,622,491	9,042	2.21	1,297,792	8,501	2.60

Total interest-bearing deposits	2,929,738	12,485	1.69	2,286,184	11,467	1.99
Borrowed funds	438,047	3,831	3.53	647,919	5,956	3.65

Total interest-bearing liabilities	3,367,785	16,316	1.93	2,934,103	17,423	2.36
Noninterest-bearing deposits	351,449			297,390
Other liabilities	61,223			37,320
Shareholders’ equity	466,109			406,779

Total liabilities and shareholders’ equity	$4,246,566			$3,675,592

Net interest income/net interest margin		$28,362	3.12%		$26,397	3.22%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and the cost of interest-bearing liabilities, which are two of the largest components contributing to our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income increased 7.65% to $27,117 for the third quarter of 2010 compared to $25,191 for the same period in 2009. On a tax equivalent basis, net interest margin for the three month period ended September 30, 2010 was 3.12% compared to 3.22% for the same period in 2009.

Significant reductions in interest rate indices throughout 2008 had a negative impact on net interest margin in 2009 and continue to affect net interest margin in 2010. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. Additionally, cash flows generated from deposit growth, loan paydowns and security maturities, calls and sales have been redeployed in a lower interest rate environment resulting in lower yields on earning assets and placing negative pressure on the Company’s net interest margin. The rate reductions and the easing of competitive and market-wide liquidity factors has also affected the cost of funding sources, particularly deposits, which has allowed the Company to use funding sources in the third quarter of 2010 with lower costs than the sources available in 2009. The acquisition of Crescent further reduced net interest margin for the three months ended September 30, 2010 by 21 basis points due to the excess cash provided from the Crescent acquisition.

Interest income increased 1.92% to $43,433 for the third quarter of 2010 from $42,614 for the same period in 2009. The increase in interest income was primarily due to increases in the average balances on earning assets offset by a decline in the yield on these earning assets and changes in the mix of interest-earning assets. The average balance of interest-earning assets increased $338,506 for the three months ended September 30, 2010 as compared to the same period in 2009. The acquisition of Crescent contributed average assets of $471,707 for the three months ended September 30, 2010. The tax equivalent yield on earning assets decreased 39 basis points to 4.92% for the third quarter of 2010 compared to 5.33% for the same period in 2009. The tax equivalent yield on the investment portfolio was 4.46% for the third quarter of 2010, down 58 basis points from 5.04% in the corresponding period in 2009. The acquisition of Crescent reduced the tax equivalent yield on earning assets for the three months ended September 30, 2010 by 11 basis points.

The following table presents the percentage of total average earning assets, by type and yield, as of September 30 for each of the years presented:

	Percentage of Total		Yield
	2010	2009	2010	2009
Loans	70.43%	75.59%	5.66%	5.62%
Securities	20.23	21.58	4.46	5.04
Other	9.34	2.83	0.32	0.21

Total earning assets	100.00%	100.00%	4.92%	5.33%

Interest expense decreased 6.35% to $16,316 for the three months ended September 30, 2010 as compared to $17,423 for the same period in 2009. This decrease primarily resulted from reductions in the cost of the Company’s legacy deposits and a change in the mix of such deposits, with higher costing public fund and time deposits replaced with lower costing core deposits. These reductions were offset by a $551,095 increase in the average balance of interest bearing liabilities as a result of the Crescent acquisition. The balances of public fund deposits decreased $84,624 during the third quarter of 2010 as compared to the same period in 2009.

Noninterest Income

Noninterest income was $54,534 for the three month period ended September 30, 2010 compared to $13,953 for the same period in 2009. The gain on the acquisition of Crescent totaling $42,211 is the primary factor in the increase in noninterest income for the third quarter of 2010 compared to the same period in 2009.

Service charges on deposits were $5,771 and $5,379 for the third quarter of 2010 and 2009, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,196 for the three month period ended September 30, 2010 compared to $4,833 for the same period in 2009. The acquisition of Crescent increased service charges on deposits and overdraft fees $229 and $187, respectively, in the third quarter of 2010. Beginning in the third quarter of 2010, the Company was required by law to ask customers to affirmatively consent, or “opt in” to the Company’s overdraft service for ATM and one-time debit card transactions before overdraft fees may be assessed by the Company. Management believes these restrictions could have an adverse impact on noninterest income, but it is unable at this time to predict the extent of such impact.

Fees and commissions, which include fees charged for both deposit services (other than service charges on deposits) and loan services, were $3,654 for the three month period ended September 30, 2010 compared to $3,961 for the same period in 2009. Fees charged for loan services were $1,587 for the third quarter of 2010 compared to $1,907 for the same period in 2009, which is reflective of increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates during the third quarter of 2009 that was not present during the third quarter of 2010. Interchange fees on debit card transactions continue to be a good source of noninterest income. For the third quarter of 2010, fees associated with debit card usage were $1,244 compared to $1,379 for the same period in 2009. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Condensed Consolidated Statements of Income in the account line “Fees and commissions,” were $334 for the third quarter of 2010 compared to $289 for the same period of 2009.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Trust revenue for the third quarter of 2010 was $562 as compared to $501 for the same period in 2009. The market value of assets under management was $445,447 and $463,926 as of September 30, 2010 and 2009, respectively.

Gains on sales of securities available for sale for the three months ended September 30, 2010 were $1,906, resulting from the sale of approximately $36,274 in securities. These gains were offset by other-than-temporary-impairment losses totaling $2,915 recognized on two investments held in the Company’s pooled trust preferred securities portfolio. The Company did not sell any securities during the third quarter of 2009.

Gains from sales of mortgage loans held for sale were $1,774 for the three months ended September 30, 2010 compared to $1,832 for the same period in 2009.

Noninterest Expense

Noninterest expense was $39,571 for the three month period ended September 30, 2010 compared to $26,118 for the same period in 2009. The acquisition of Crescent increased noninterest expense $5,091 for the third quarter of 2010, which includes noninterest expenses from the operations of Crescent totaling $3,136 and merger related expenses totaling $2,214.

Salaries and employee benefits for the three month period ended September 30, 2010 were $16,694 compared to $13,363 for the same period last year. Salaries and benefits attributable to the Crescent acquisition totaled $1,647.

Data processing costs for the three month period ended September 30, 2010 were $1,703, an increase of $264 compared to $1,439 for the same period last year. Net occupancy expense and equipment expense for the three month period ended September 30, 2010 increased $226 to $3,271 over the comparable period for the prior year. The increase in data processing and net occupancy and equipment expense is primarily attributable to the acquisition of Crescent. In addition, the Company opened a new full service branch in the Mountain Brook area of Birmingham, Alabama in July 2010.

Amortization of intangible assets was $505 for the three months ended September 30, 2010 compared to $489 for the three months ended September 30, 2009. Intangible assets are amortized over their estimated useful lives, which, at the time of origination, ranged between five and ten years. These finite-lived intangible assets have remaining estimated useful lives ranging from one to ten years.

Advertising and public relations expense was $1,159 for the three months ending September 30, 2010, an increase of 37.65% compared to $842 for the same period in 2009.

Communication expense is incurred for communication to clients and between employees. Communication expense was $1,218 for the three months ended September 30, 2010 compared to $1,057 for the same period in 2009.

The Company incurred prepayment penalties of $2,785 as a result of the early paydown of $148,000 of FHLB advances during the third quarter of 2010.

Other noninterest expense was $11,323 and $4,815 for the three months ended September 30, 2010 and 2009, respectively. Merger expenses related to the acquisition of Crescent recognized during the three months ended September 30, 2010 were $2,214. Expenses on other real estate owned totaled $4,635 for the third quarter of 2010 compared to $1,054 for the same period in 2009. Expenses on other real estate owned for the third quarter of 2010 included a $3,318 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. In addition, other noninterest expense for the three months ended September 30, 2010 includes an increase of $363 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions.

Noninterest expense as a percentage of average assets was 3.70% for the three month period ended September 30, 2010 and 2.82% for the comparable period in 2009. The net overhead ratio, which is defined as noninterest expense less noninterest income, expressed as a percent of average assets, was (1.49)% and 1.31% for the third quarter of 2010 and 2009, respectively. The efficiency ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. Our efficiency ratio was 47.68% for the three month period ended September 30, 2010 compared to 64.73% for the same period of 2009. We calculate this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. The improvement in the Company’s net overhead ratio and its efficiency ratio primarily resulted from increases in our noninterest income resulting from the $42,211 gain associated with the Crescent acquisition.

Income Taxes

Income tax expense was $11,029 for the three month period ended September 30, 2010 compared to $1,451 for the same period in 2009. The effective tax rates for the three month periods ended September 30, 2010 and 2009 were 36.06% and 25.56%, respectively. The increase in the effective tax rate for the three months ended September 30, 2010 as compared to the same period in 2009 is attributable to higher levels of taxable income in 2010 as a result of the gain arising from the Crescent acquisition. We continually seek investing opportunities in assets, primarily through state and local investment securities, whose earnings are given favorable tax treatment.

Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

Net income for the nine month period ended September 30, 2010 was $26,954, an increase of $12,467, or 86.06%, from net income of $14,487 for the same period in 2009. Basic earnings per share were $1.22 for the nine month period ended September 30, 2010, as compared to $0.69 for the same period in 2009. Diluted earnings per share were $1.21 for the nine months ending September 30, 2009 compared to $0.68 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,400,482	$100,926	5.65%	$2,531,118	105,939	5.60%
Securities:
Taxable(2)	567,198	16,792	3.95	574,012	20,508	4.76
Tax-exempt	153,716	7,178	6.24	123,064	6,018	6.52
Interest-bearing balances with banks	189,771	364	0.26	89,019	180	0.27

Total interest-earning assets:	3,311,167	125,260	5.08	3,317,233	132,644	5.35

Cash and due from banks	52,558			102,585
Intangible assets	192,391			192,567
Other assets	273,499			113,147

Total assets	$3,830,155			$3,725,532

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,037,839	$8,985	1.16	$893,456	$9,104	1.36
Savings	140,685	757	0.72	92,132	120	0.17
Time deposits	1,373,543	23,522	2.32	1,307,642	26,742	2.73

Total interest-bearing deposits	2,552,064	33,264	1.76	2,293,230	35,966	2.10
Borrowed funds	478,620	13,051	3.64	708,004	18,603	3.51

Total interest-bearing liabilities	3,030,684	46,315	2.06	3,001,234	54,569	2.43
Noninterest-bearing deposits	325,890			296,711
Other liabilities	46,481			23,544
Shareholders’ equity	427,100			404,043

Total liabilities and shareholders’ equity	$3,830,155			$3,725,532

Net interest income/net interest margin		$78,945	3.20%		$78,075	3.15%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income increased 0.73% to $75,207 for the first nine months of 2010 compared to $74,664 for the same period in 2009. On a tax equivalent basis, net interest margin for the nine month period ended September 30, 2010 was 3.20% compared to 3.15% for the same period in 2009. For the nine month period ended September 30, 2009 to the nine month period ended September 30, 2010, competitive and market-wide liquidity factors affecting the cost of funding sources, particularly deposits, began to ease. This allowed the Company to use funding sources during this period with a lower cost than the sources available in the corresponding period in 2009, resulting in an increase in net interest margin. This increase was offset by higher levels of premium amortization due to increased prepayments on our mortgage-backed securities portfolio, which reduced net interest margin by 7 basis points for the nine months ended September 30, 2010. The increased prepayments on our mortgage-backed securities portfolio were attributable to the securities repurchase program implemented by Fannie Mae and Freddie Mac during the first half of 2010. The acquisition of Crescent further reduced net interest margin for the nine months ended September 30, 2010 by 7 basis points.

Interest income decreased 5.97% to $121,522 for the first nine months of 2010 from $129,233 for the same period in 2009. The decrease in interest income was primarily due to decreases in yield and volume of interest-earning assets and changes in the mix of interest-earning assets. The average balance of interest-earning assets decreased $6,066 for the nine months ended September 30, 2010 as compared to the same period in 2009. The tax equivalent yield on earning assets decreased 27 basis points to 5.08% for the first nine months of 2010 compared to 5.35% for the same period in 2009. The tax equivalent yield on the investment portfolio was 4.44% for the first nine months of 2010, down 63 basis points from 5.07% in the corresponding period in 2009. The decline in yield on the investment portfolio was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to a generally lower interest rate environment. The acquisition of Crescent contributed average assets of $158,964 for the nine months ended September 30, 2010 and reduced the tax equivalent yield on earning assets by 3 basis points.

The following table presents the percentage of total average earning assets, by type and yield, for the nine months ended September 30 for each of the years presented:

	Percentage of Total		Yield
	2010	2009	2010	2009
Loans	72.50%	76.30%	5.65%	5.60%
Securities	21.77	21.02	4.44	5.07
Other	5.73	2.68	0.26	0.27

Total earning assets	100.00%	100.00%	5.08%	5.35%

Interest expense decreased 15.12% to $46,316 for the nine months ended September 30, 2010 as compared to $54,569 for the same period in 2009. This decrease primarily resulted from reductions in the cost of deposits and in the volume of borrowed funds. The average balance of interest-bearing deposits, which had an average cost of 1.76%, increased $258,834 for the nine months ended September 30, 2010 as compared to the same period in 2009. The acquisition of Crescent contributed average interest-bearing deposits of $185,717 for the nine months ended September 30, 2010. The average balance of borrowed funds, which had an average cost of 3.64%, decreased $229,384 for the nine months ended September 30, 2010 as compared to the same period in 2009. The cost of interest-bearing liabilities decreased 37 basis points to 2.06% for the first nine months of 2010 compared to 2.43% for the same period in 2009.

Noninterest Income

Noninterest income was $81,362 for the nine month period ended September 30, 2010 compared to $44,139 for the same period in 2009. As with the three month period, the majority of the increase in our noninterest income resulted from the $42,211 gain associated with the Crescent acquisition.

Service charges on deposits were $16,222 and $16,199 for the first nine months of 2010 and 2009, respectively. Overdraft fees were $14,581 for the nine month period ended September 30, 2010 compared to $14,568 for the same period in 2009.

Fees and commissions were $10,784 for the nine month period ended September 30, 2010 compared to $13,067 for the same period in 2009. Fees charged for loan services were $4,261 for the first nine months of 2010 compared to $6,669 for the same period in 2009, which is reflective of increased production in residential mortgage loans being refinanced due to a decline in mortgage interest rates during the first nine months of 2009 that was not present during the first nine months of 2010. For the first nine months of 2010, fees associated with debit card usage were $4,335, up 6.91% from $4,055 for the same period in 2009. Revenues generated from the sale of all specialized products by the Financial Services division, totaled $957 for the first nine months of 2010 compared to $1,109 for the same period of 2009. Revenue generated by the trust department for managing accounts was $1,778 for the first nine months of 2010 as compared to $1,480 for the same period in 2009.

Income earned on insurance products was $2,492 and $2,614 for the nine months ending September 30, 2010 and 2009, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $264 and $299 for the nine months ending September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the Company recognized other-than-temporary-impairment losses of $3,075 related to investments in pooled trust preferred securities. Gains on sales of securities available for sale for the nine months ended September 30, 2010 were $3,955, resulting from the sale of approximately $125,969 in securities. Gains on sales of securities available for sale for the nine months ended September 30, 2009 were $1,550, resulting from the sale of approximately $100,295 in securities. These gains were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.

Gains from sales of mortgage loans held for sale were $4,097 for the nine months ended September 30, 2010 compared to $5,901 for the same period in 2009, also a result of increased production in the first quarter of 2009 due to lower mortgage interest rates, as noted above.

The Company recognized a gain on the acquisition of Crescent during the nine months ended September 30, 2010 totaling $42,211.

Noninterest Expense

Noninterest expense was $91,393 for the nine month period ended September 30, 2010 compared to $80,170 for the same period in 2009.

Salaries and employee benefits for the nine month period ended September 30, 2010 were $42,943 compared to $41,843 for the same period last year. Salaries and benefits attributable to the Crescent acquisition totaled $1,647.

Data processing costs for the nine month period ended September 30, 2010 were $4,709, an increase of $520 compared to $4,189 for the same period last year.

Net occupancy expense and equipment expense for the nine month period ended September 30, 2010 decreased $229 to $9,128 over the comparable period for the prior year.

Amortization of intangible assets was $1,451 for the nine months ended September 30, 2010 compared to $1,484 for the nine months ended September 30, 2009.

Advertising and public relations expense was $3,027 for the nine months ending September 30, 2010 compared to $2,706 for the same period in 2009.

Communication expense was $3,351 for the nine months ended September 30, 2010 compared to $3,356 for the same period in 2009.

The Company incurred prepayment penalties of $2,785 as a result of the early paydown of $148,000 of FHLB advances during the nine months ended September 30, 2010.

Other noninterest expense was $21,339 and $14,324 for the nine months ended September 30, 2010 and 2009, respectively. Merger expenses related to the acquisition of Crescent recognized during the nine months ended September 30, 2010 were $2,214. Expenses on other real estate owned totaled $6,330 for the nine months ending September 30, 2010 compared to $1,665 for the same period in 2009. Expenses on other real estate owned for the nine months ending September 30, 2010 included a $3,318 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. In addition, other noninterest expense for the nine months ended September 30, 2010 includes an increase of $1,100 in expenses associated with our FDIC deposit insurance assessments. Other noninterest expense for the nine months ended September 30, 2009 includes a $1,750 charge for the special deposit insurance assessment assessed by the FDIC from all insured institutions during the second quarter of 2009.

Noninterest expense as a percentage of average assets was 3.19% for the nine month period ended September 30, 2010 and 2.88% for the comparable period in 2009. The net overhead ratio was 0.38% and 1.35% for the first nine months of 2010 and 2009, respectively. Our efficiency ratio decreased to 57.01% for the nine month period ended September 30, 2010 compared to 65.60% for the same period of 2009. The improvement in the Company’s net overhead ratio and its efficiency ratio primarily resulted from increases in our noninterest income resulting from the $42,211 gain associated with the Crescent acquisition.

Income Taxes

Income tax expense was $13,057 for the nine month period ended September 30, 2010 compared to $5,056 for the same period in 2009. The effective tax rates for the nine month periods ended September 30, 2010 and 2009 were 32.63% and 25.87%, respectively. The increase in the effective tax rate for the three months ended September 30, 2010 as compared to the same period in 2009 is attributable to higher levels of taxable income in 2010 as a result of the gain arising from the Crescent acquisition.

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

Loans acquired in the Crescent acquisition were recorded, as of the acquisition date, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. Because the fair value measurement incorporates an estimate of losses on acquired loans, these loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during the three and nine month periods ended September 30, 2010.

The Company recorded a provision for loan losses of $11,500 for the third quarter of 2010 as compared to $7,350 for the same period in 2009. The provision for loan losses was $25,165 for the nine months ended September 30, 2010 compared to $19,090 for the same period in 2009. The increase in the provision for loan losses recorded during the three and nine month periods ending September 30, 2010 as compared to the same periods in 2009 was a result of continuing credit deterioration in 2010, which is reflected in the increased levels of net charge-offs, nonperforming loans and loans past due 30 to 89 days in comparison to prior periods. The higher provision was also attributable to the Company’s ongoing review of the loan portfolio and the identification of potential deterioration in the collateral values on certain loans identified in this process.

Charge-offs for the first nine months of 2010 were higher as compared to the same period in 2009 as a result of the continuing effects of the economic downturn in our markets on borrowers’ ability to repay their loans and the decline in market values of underlying collateral securing loans, primarily real estate values. The following table presents the activity in the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$41,146	$35,964	$39,145	$34,905
Provision for loan losses	11,500	7,350	25,165	19,090
Charge-offs
Commercial, financial, agricultural	567	650	810	2,534
Lease financing	—	—	—	—
Real estate – construction	388	702	3,806	2,500
Real estate – 1-4 family mortgage	5,727	5,530	11,182	11,725
Real estate – commercial mortgage	1,243	590	4,044	1,826
Installment loans to individuals	45	67	239	214

Total charge-offs	7,970	7,539	20,081	18,799
Recoveries
Commercial, financial, agricultural	101	20	140	120
Lease financing	—	—	—	—
Real estate – construction	—	107	37	195
Real estate – 1-4 family mortgage	295	279	609	493
Real estate – commercial mortgage	39	153	50	158
Installment loans to individuals	21	18	67	190

Total recoveries	456	577	903	1,156

Net charge-offs	7,514	6,962	19,178	17,643

Balance at end of period	$45,132	$36,352	$45,132	$36,352

Allowance for loan losses to total loans	2.02%	1.51%	2.02%	1.51%
Net charge-offs to average loans (annualized)	1.18	1.12	1.07	0.93

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Construction:
Residential	$388	$297	$1,034	$2,064
Commercial	—	—	—	—
Condominiums	—	298	2,735	241

Total construction	388	595	3,769	2,305

1-4 family mortgage:
Primary	734	188	2,367	1,422
Home equity	581	173	1,320	1,621
Rental/investment	441	146	1,205	955
Land development	3,676	4,744	5,681	7,234

Total 1-4 family mortgage	5,432	5,251	10,573	11,232

Commercial mortgage:
Owner-occupied	566	25	1,817	162
Non-owner occupied	118	366	1,607	1,460
Land development	520	46	570	46

Total commercial mortgage	1,204	437	3,994	1,668

Total net charge-offs of loans secured by real estate	$7,024	$6,283	$18,336	$15,205

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Specific reserves	$17,193	$14,468
Allocated reserves based on loan grades	27,939	24,677

Total allowance for loan losses	$45,132	$39,145

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

The asset quality measures surrounding the Company’s nonperforming loans and nonperforming assets discussed in the remainder of this section exclude covered loans and other real estate owned (“covered assets”) relating to the Crescent acquisition. Due to the significant difference in the accounting for the covered assets and the loss-sharing agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date include an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at September 30, 2010 as the loans are considered to be performing under FASB ASC Subtopic 310-30, “Receivables –Loans and debt securities acquired with deteriorated credit quality.” As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under FASB ASC Subtopic 310-30. At September 30, 2010, loans covered by loss-sharing agreements with the FDIC totaling $67,135 were on nonaccrual status. There were no loans past due 90 days or more and still accruing interest covered by loss-sharing agreements at September 30, 2010. Other real estate owned covered by loss-sharing agreements totaled $49,286 at September 30, 2010.

Nonperforming loans that are not covered by loss-sharing agreements with the FDIC were $65,597 at September 30, 2010 as compared to $50,025 at December 31, 2009. Nonperforming loans as a percentage of total loans not covered by loss-sharing agreements were 2.94% at September 30, 2010 compared to 2.13% at December 31, 2009. The increase in nonperforming loans at September 30, 2010 as compared to December 31, 2009 is primarily attributable to continued credit deterioration as a result of the prolonged effects of the economic turndown on borrowers’ ability to make timely payments on their loans, particularly in our loans secured by real estate. Management has evaluated these loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2010.

The following table provides details of the Company’s nonperforming loans that are not covered by loss-sharing agreements with the FDIC for the periods presented:

	September 30,		December 31, 2009
	2010	2009
Nonaccruing loans
Commercial, financial, agricultural	$2,676	$2,832	$2,603
Lease financing	—	—	—
Real estate – construction	842	1,247	2,092
Real estate – 1-4 family mortgage	32,181	23,350	23,008
Real estate – commercial mortgage	20,720	10,520	11,699
Installment loans to individuals	255	46	52

Total nonaccruing loans	56,674	37,995	39,454
Accruing loans past due 90 days or more
Commercial, financial, agricultural	62	365	843
Lease financing	—	—	—
Real estate – construction	715	1,615	1,556
Real estate – 1-4 family mortgage	5,602	4,979	5,622
Real estate – commercial mortgage	2,485	3,542	2,379
Installment loans to individuals	59	160	171

Total accruing loans past due 90 days or more	8,923	10,661	10,571

Total nonperforming loans	$65,597	$48,656	$50,025

Nonperforming loans to total non-covered loans	2.94%	2.03%	2.13%
Allowance for loan losses to nonperforming loans	68.80	74.71	78.25

The following table provides further details of the Company’s nonperforming loans secured by real estate that are not covered by loss-sharing agreements with the FDIC for the periods presented:

	September 30,		December 31, 2009
	2010	2009
Construction:
Residential	$1,557	$2,862	$3,648
Commercial	—	—	—
Condominiums	—	—	—

Total construction	1,557	2,862	3,648

1-4 family mortgage:
Primary	6,364	3,118	4,281
Home equity	663	975	990
Rental/investment	11,374	3,255	5,500
Land development	19,382	20,981	17,859

Total 1-4 family mortgage	37,783	28,329	28,630

Commercial mortgage:
Owner-occupied	12,413	5,110	3,984
Non-owner occupied	2,862	6,748	5,049
Land development	7,930	2,204	5,045

Total commercial mortgage	23,205	14,062	14,078

Total nonperforming loans secured by real estate	$62,545	$45,253	$46,356

Management also continually monitors loans past due 30 to 89 days for potential credit quality deterioration. Total loans past due 30 to 89 days that are not covered by loss-sharing agreements with the FDIC were $23,576 at September 30, 2010 as compared to $24,062 at December 31, 2009 and $33,201 at September 30, 2009.

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

Restructured loans totaled $34,012 at September 30, 2010 compared to $36,335 at December 31, 2009. At September 30, 2010, total loans restructured through interest rate concessions represented 86.45% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. Restructured loans totaling $1,009 and $109 were 30-89 days past due at September 30, 2010 and December 31, 2009, respectively, while the remainder were current and performing in accordance with the new terms of the loan.

The table below sets forth restructured loans according to loan type:

	September 30, 2010	December 31, 2009
Real estate – construction:
Residential	$—	$2,356
Commercial	—	—
Condominiums	—	5,610

Total real estate – construction	—	7,966

Real estate – 1-4 family mortgage:
Primary	3,609	1,240
Home equity	—	—
Rental/investment	2,338	550
Land development	16,137	21,221

Total real estate – 1-4 family mortgage	22,084	23,011
Real estate – commercial mortgage:
Owner-occupied	4,048	3,809
Non-owner occupied	5,142	—
Land development	1,839	350

Total real estate – commercial mortgage	11,029	4,159

Total restructured loans secured by real estate	33,113	35,136
Commercial, financial, agricultural	717	1,199
Lease financing	—	—
Installment loans to individuals	182	—

Total restructured loans	$34,012	$36,335

Changes in the Company’s restructured loans are as follows:

Balance as of January 1, 2010		$36,335
Reclassified as nonperforming		(12,514)
Transfer to other real estate owned		(2,875)
Charge-offs		(2,830)
Additions		17,470
Paydowns		(1,574)

Balance as of September 30, 2010		$34,012

Other real estate owned and repossessions consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other noninterest expense” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $18,334 was sold during the nine months ended September 30, 2010, resulting in a net loss of $712.

The following table provides details of the Company’s other real estate owned and repossessions not covered by loss-sharing agreements with the FDIC as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Residential real estate	$15,338	$18,038
Commercial real estate	13,271	10,336
Residential land development	28,857	27,018
Commercial land development	2,449	165
Other	3,021	3,011

Total other real estate owned and repossessions	$62,936	$58,568

Please refer to Note E, “Other Real Estate and Repossessions,” in the Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” in this report for a discussion in changes in the Company’s other real estate owned during the first nine months of 2010.

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

For further discussion of these derivative financial instruments, please refer to Note J, “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” in this report.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. The balance of our investment portfolio was $745,486 at September 30, 2010 as compared to $714,164 at December 31, 2009. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2010, securities with a carrying value of approximately $379,048 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $386,965 at December 31, 2009. Management anticipates that the continued runoff of public fund deposit balances as government agencies utilize the funds held in these accounts will increase the amount of our unpledged investment securities.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at September 30, 2010 or December 31, 2009. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs. As of September 30, 2010, the balance of our outstanding advances with the FHLB was $176,851 compared to $469,574 at December 31, 2009. The total amount of remaining credit available to us from the FHLB at September 30, 2010 was $695,748. We also maintain lines of credits with other commercial banks totaling $85,000. There were no amounts outstanding under these lines of credit at September 30, 2010 or December 31, 2009.

The following table presents the percentage of total average deposits and borrowed funds, by type, and total cost of funds, as of September 30 for each of the nine months presented:

	Percentage of Total		Cost of Funds
	2010	2009	2010	2009
Noninterest-bearing demand	9.71%	9.00%	—%	—%
Interest-bearing demand	30.92	27.09	1.16	1.36
Savings	4.19	2.79	0.72	0.17
Time deposits	40.92	39.65	2.32	2.73
Federal Home Loan Bank advances	9.93	17.09	3.66	3.37
Other borrowed funds	4.33	4.38	3.60	4.04

Total deposits and borrowed funds	100.00%	100.00%	1.86%	2.21%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $296,413 at September 30, 2010 compared to $112,256 at September 30, 2009. Cash provided by investing activities for the nine months ended September 30, 2010 was $413,714 compared to $42,809 for the same period of 2009. The net cash proceeds received from the acquisition of Crescent were $337,127 for the nine months ended September 30, 2010. Purchases of investment securities were $354,955 for the nine months ending September 30, 2010 compared to $309,873 for the nine months ending September 30, 2009. Proceeds from the maturity or call of securities within our investment portfolio were $212,102 for the nine months ending September 30, 2010 compared to $172,551 for the nine months ending September 30, 2009. Proceeds from the sale of securities available for sale during the first nine months of 2010 totaled $129,924 compared to $102,490 for the nine months ending September 30, 2009. Cash provided by a net decrease in loans for the nine months ended September 30, 2010 was $91,523 compared to $78,412 for the same period in 2009.

Cash used in financing activities for the nine months ended September 30, 2010 was $328,785 compared to $92,657 for the same period of 2009. Cash provided from the acquisition of Crescent was primarily used to reduce our total borrowings by $318,595. The net proceeds to the Company from the issuance and sale of 3,925,000 common shares in a private placement, which was completed on July 23, 2010, were $51,402.

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC must also approve any payment of dividends by Renasant Bank. As such, the approval of these supervisory authorities is required prior to Renasant Bank paying dividends to the Company. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2010, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $37,475. There were no loans outstanding from Renasant Bank to the Company at September 30, 2010. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first nine months of 2010, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Loan commitments	$313,417	$320,259
Standby letters of credit	28,817	28,956

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of September 30, 2010, Renasant Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2010, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table sets forth the minimum capital ratios required for each of the Company and Renasant Bank to be rated as well capitalized and the capital ratios for the Company and Renasant Bank as of September 30, 2010:

	Minimum Capital Requirement to be Well Capitalized	Renasant Corporation	Renasant Bank
Tier I Leverage (to average assets)	5.00%	9.03%	8.45%
Tier I Capital (to risk-weighted assets)	6.00%	13.55%	12.82%
Total Capital (to risk-weighted assets)	10.00%	14.80%	14.07%

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

During the third quarter of 2010, the Company issued and sold 3,925,000 shares of its $5.00 par value per share common stock at a purchase price of $14.00 per share in a private placement with accredited institutional investors. The net proceeds to the Company from the private placement, which was completed on July 23, 2010, were $51,402.

The following table sets forth the Company’s book value per share, tangible book value per share, capital ratio and tangible capital ratio at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Book value per share	$19.05	$19.45
Tangible book value per share	11.37	10.38
Capital ratio	11.21%	11.26%
Tangible capital ratio	7.00%	6.34%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010. There have been no material changes in the risk factors disclosed in such Annual Report and such Quarterly Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 23, 2010, the Company completed a private placement of 3,925,000 shares of its $5.00 par value common stock. Please refer to Item 3.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010 for more information regarding this private placement.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2010.

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

November 9, 2010	RENASANT CORPORATION

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