Form 10-K
period 2010-12-31
RENASANT CORP
filed 2011-03-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

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

Yes ☐  No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $287,946,239.

As of February 28, 2011, 25,056,431 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2011 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries

Form 10-K

For the Year Ended December 31, 2010

PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those risks identified in Item 1A, Risk Factors, of this Form 10-K as well as difficulties encountered in the integration of our recent acquisitions, significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The information set forth in this Annual Report on Form 10-K is as of February 28, 2011, unless otherwise indicated herein.

ITEM 1. BUSINESS

General

Renasant Corporation (referred to herein as the “Company,” “we,” “our,” or “us”), a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking association with operations in Mississippi, Tennessee, Alabama and Georgia, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is referred to herein as the “Bank” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.”

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

FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust Company

On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Crescent. Crescent operated, and the Company acquired and retained, 11 branches in the northwest region of Georgia. The Bank acquired assets with a fair value of $959 million, including loans with a fair value of $371 million, and assumed liabilities with a fair value of $917 million, including deposits with a fair value of $890 million. At the acquisition date, approximately $361 million of acquired loans and $50 million of other real estate owned were covered by loss-sharing agreements between the FDIC and the Bank. The acquisition of Crescent resulted in a pre-tax gain of $42 million.

FDIC-Assisted Acquisition of Certain Assets and Liabilities of American Trust Bank

On February 4, 2011, the Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the FDIC, as receiver for American Trust. American Trust operated, and the Company acquired and retained, 3 branches in the northwest region of Georgia. Excluding the effects of purchase accounting adjustments, the Bank acquired $158 million in total assets, including loans of $95 million, and assumed $237 million in total liabilities, including $223 million in deposits. Approximately $93 million of acquired loans are covered by loss-sharing agreements between the FDIC and the Bank. We expect the acquisition to provide a one-time gain in the first quarter of 2011, and the acquisition was immediately accretive to the Company’s earnings per share and tangible book value.

Operations

We currently have four reportable segments: a Mississippi community bank, a Tennessee community bank, an Alabama community bank and an insurance agency. The Georgia operations are included in the operations of the Tennessee community bank. Management believes future strategic opportunities in eastern Tennessee will result from the operations acquired in Georgia. Financial information about our segments for each of the last three years, including information with respect to revenues from external customers, profit or loss and total assets for each segment, is contained in Note P, “Segment Reporting,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data. The description of the operations of the Bank immediately below applies to the operations of each of our three banking segments.

Neither we nor the Bank have any foreign operations.

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

On February 28, 2011, we had 78 banking and financial services offices located throughout our markets in north and north central Mississippi, west and middle Tennessee, north and north central Alabama and north Georgia.

Lending Activities.    Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 53.92%, 63.56% and 68.03% of our total gross revenues in 2010, 2009 and 2008, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” We have omitted a discussion of lease financing, as such financing comprised approximately 0.02% of our portfolio at December 31, 2010.

•     Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 10.51% of our total loans at December 31, 2010, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. Many of these loans have terms allowing the loan to be extended for periods of between one and five years. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 15 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%, depending on the type of collateral.

Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets, the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the local business borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use commercial loan credit scoring models for smaller level commercial loans.

•     Real Estate – Construction.    Our real estate – construction loans (“construction loans”) represented approximately 3.26% of our total loans at December 31, 2010. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties.

•     Real Estate – 1-4 Family Mortgage.    We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 34.56% of our total loans at December 31, 2010 being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or wholesale marketing, which involves obtaining mortgage referrals from third-party mortgage brokers. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.

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

•     Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 49.11% of our total loans at December 31, 2010. We offer loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole, in addition to the borrower’s ability to generate sufficient operating revenue to repay us. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. In most instances, these loans are secured by the underlying real estate of the business and other non-real estate collateral, such as equipment or other assets used in the course of business.

In addition to owner-occupied commercial real estate loans, we offer loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels, storage facilities, nursing homes, etc. These loans are referred to as “non-owner occupied” commercial real estate loans. We also offer commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to in this Annual Report as “commercial land development loans”).

We seek to minimize risks relating to all commercial real estate loans by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. We generally obtain loan guarantees from financially capable parties to the transaction based on a review of the guarantor’s financial statements.

•     Installment Loans to Individuals.    Installment loans to individuals (or “consumer loans”), which represented approximately 2.54% of our total loans at December 31, 2010, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest 1% to 5% above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.

As the general economic environment in the United States and the markets in which we operate began to decline in late 2008, management responded by implementing a strategy to diversify the Company’s loan portfolio by specifically reducing the concentration of construction and land development loans (both residential and commercial). To accomplish this, management applied more stringent levels of underwriting on new originations of such loans and required principal reductions of these loans at time of renewal. The construction loan portfolio was further reduced as such loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans. The Company will continue this strategy to reduce the concentration of construction and land development loans in the portfolio. At December 31, 2010, 2009 and 2008, construction and land development loans represented 15.72%, 17.67% and 21.50%, respectively, of the total loan portfolio.

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

For our commercial clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, CD-ROM statements with account reconciliation, electronic statements, positive pay, ACH origination and wire transfer, wholesale and retail lockbox, investment sweep accounts, enhanced business Internet banking, outbound data exchange, multi-bank reporting and international services.

The deposit services we offer accounted for approximately 11.15%, 12.51% and 11.29% of our total gross revenues in 2010, 2009 and 2008, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where the branches are located.

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

Operations of Renasant Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2010 Renasant Insurance contributed total revenue of $3.8 million, or 1.43%, of the Company’s total gross revenues, and operated three offices in central and northern Mississippi.

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

For 2010, we maintained approximately 17% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 1% in our entire Alabama area and approximately 2% in our entire Georgia area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. At December 31, 2010, 84% of our loans and 74% of our deposits were located in these key markets. We have identified these markets, which are listed in the table below, as our key growth markets.

The following table shows our deposit share in the markets that we consider our key markets as of June 30, 2010 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.5	35.3%
DeSoto County	2.0	9.6%
Oxford	0.8	2.8%
Tennessee
Memphis	17.8	1.6%
Nashville	29.2	1.1%
Alabama
Birmingham	22.5	0.3%
Decatur	1.6	14.8%
Huntsville/Madison	6.5	2.0%
Georgia
Alpharetta/Roswell	6.4	4.4%
Canton/Woodstock	2.6	9.6%
Cartersville	1.0	11.7%
Cumming	1.8	9.3%

Total	$93.8
Source: FDIC, As of June 30, 2010

Insurance

We encounter strong competition in the markets in which we conduct insurance operations. Through our insurance subsidiary, we compete with independent insurance agencies and agencies affiliated with other banks and/or other insurance carriers. All of these agencies compete in the delivery of personal and commercial product lines. There is no dominant insurance agency in our markets.

Supervision and Regulation

Banking

Under the current regulatory environment, nearly every facet of our banking operations is regulated pursuant to various state and federal banking laws, rules and regulations. The primary focus of these laws and regulations is the protection of depositors and the maintenance of the safety and soundness of the banking system as a whole and the insurance funds of the FDIC. While the following summary addresses the regulatory environment in which we operate, it is not intended to be a fully inclusive discussion of the statutes and regulations affecting our operations. Discussions in this section focus only on certain provisions of such statutes and regulations and do not purport to be comprehensive. Such discussions are qualified in their entirety by reference to the relevant statutes and regulations.

In addition, the regulatory environment in which we operate is likely to change over the coming years as a result of the enactment into law of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July, 2010. The Dodd-Frank Act will significantly alter the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act includes the following provisions that, among other things:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. Banks with $10 billion or less in assets will be examined by their applicable bank regulators.

•	Weaken the federal preemption available for national banks and give state attorneys general the ability to enforce applicable federal consumer protection laws.

•

Broaden the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“the DIF”) and increase the floor of the size of the DIF.

•

Provide for unlimited federal deposit insurance on non-interest bearing deposit accounts until December 31, 2012, make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Authorize the FDIC to assess the cost of examinations.

•	Direct the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Some of these provisions may have the consequence of increasing the Company’s expenses, decreasing its revenues and changing the activities in which the Company engages. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not apply to the Company’s trust preferred securities because of the Company’s size. The specific impact of the Dodd-Frank Act on the Company’s financial performance and the markets in which its operates will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry in general.

We elected not to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program. Thus, we will not be subject to any of the regulations enacted with respect to such program. We have, however, issued debt guaranteed under the FDIC’s Debt Guarantee Program, which is part of the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). We also participated in the TLGP’s Transaction Account Guarantee Program, which expired on December 31, 2010. The regulations we remain subject to on account of our participation in this program currently do not have a material effect on our business or operations.

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permitted the Company or any other bank holding company located in Mississippi to acquire a bank located in any other state, and a bank holding company located outside Mississippi could acquire any Mississippi-based bank, in either case subject to certain deposit percentage and other restrictions. The Dodd-Frank Act removed the restrictions on interstate branching contained in the Interstate Act. National and state-chartered banks are now authorized to establish de novo branches in other states if, under the laws of the state in which the branch is to be located, a bank chartered by that state would be permitted to establish the branch. Accordingly, banks will be able to enter new markets more freely.

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

The Bank’s deposits are insured by the FDIC, and the Bank is subject to examination and review by that regulatory authority. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for increased funding for the DIF through risk based assessments and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions.

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

Insurance

Renasant Insurance is subject to licensing requirements and regulation under the laws of the United States and the State of Mississippi. The laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Other possible sanctions which may be imposed for violation of regulations include suspension of individual employees, limitations on engaging in a particular business for a specified period of time, censures and fines.

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

Personnel

At December 31, 2010, we employed 996 people at all of our subsidiaries on a full-time equivalent basis. Of this total, the Bank accounted for 962 employees, and Renasant Insurance employed 34 individuals. The Company has no additional employees; however, at December 31, 2010, 17 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer

No material portion of our loans have been made to, nor have our deposits been obtained from, a single or small group of customers, and the loss of any single customer or small group of customers would not have a materially adverse effect on our business. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Risk Management – Loan Concentrations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Our Internet address is www.renasant.com. We make available at this address on the Investors Relations webpage under the heading “SEC Filings”, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the years ended December 31, 2010, 2009 and 2008:

	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,442,761	$137,905	5.65%	$2,497,377	$139,808	5.60%	$2,591,254	$167,824	6.48%
Securities:
Taxable(2)	574,596	21,933	3.82	574,427	26,939	4.69	552,361	28,595	5.18
Tax-exempt	162,660	10,073	6.19	128,262	8,193	6.39	125,136	7,637	6.10
Interest-bearing balances with banks	204,839	573	0.28	90,290	230	0.25	20,651	547	2.65

Total interest-earning assets	3,384,856	170,484	5.04	3,290,356	175,170	5.32	3,289,402	204,603	6.22

Cash and due from banks	55,023			52,802			74,285
Intangible assets	191,867			192,321			195,252
Other assets	312,263			168,871			147,086

Total assets	$3,944,009			$3,704,350			$3,706,025

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,092,482	12,035	1.10	$892,545	11,874	1.33	$813,628	14,476	1.78
Savings deposits	152,165	1,105	0.73	91,563	154	0.17	105,281	568	0.54
Time deposits	1,438,370	31,347	2.18	1,297,685	34,680	2.67	1,276,862	48,465	3.80

Total interest-bearing deposits	2,683,017	44,487	1.66	2,281,793	46,708	2.05	2,195,771	63,509	2.89
Borrowed funds	438,140	15,790	3.60	689,020	24,390	3.54	772,952	28,011	3.62

Total interest-bearing liabilities	3,121,157	60,277	1.93	2,970,813	71,098	2.39	2,968,723	91,520	3.08

Noninterest-bearing deposits	334,849			299,465			292,145
Other liabilities	45,692			27,894			42,132
Shareholders’ equity	442,311			406,178			403,025

Total liabilities and shareholders’ equity	$3,944,009			$3,704,350			$3,706,025

Net interest income/ net interest margin		$110,207	3.26%		$104,072	3.16%		$113,083	3.44%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

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

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2010 Compared to 2009			2009 Compared to 2008
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans (2)	$(3,060)	$1,157	$(1,903)	$(6,470)	$(21,546)	$(28,016)
Securities:
Taxable	(162)	(4,844)	(5,006)	1,117	(2,773)	(1,656)
Tax-exempt	2,249	(369)	1,880	703	(147)	556
Interest-bearing balances with banks	291	52	343	1,846	(2,163)	(317)

Total interest-earning assets	(682)	(4,004)	(4,686)	(2,804)	(26,629)	(29,433)

Interest expense:
Interest-bearing demand deposits	2,660	(2,499)	161	1,404	(4,006)	(2,602)
Savings deposits	102	849	951	(74)	(340)	(414)
Time deposits	3,760	(7,093)	(3,333)	791	(14,576)	(13,785)
Borrowed funds	(8,881)	281	(8,600)	(3,042)	(579)	(3,621)

Total interest-bearing liabilities	(2,359)	(8,462)	(10,821)	(921)	(19,501)	(20,422)

Change in net interest income	$1,677	$4,458	$6,135	$(1,883)	$(7,128)	$(9,011)

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 - Investment Portfolio

(In Thousands)

The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2010. Information regarding the carrying value of the investment securities listed below as of December 31, 2010, 2009 and 2008 is contained under the heading “Financial Condition and Results of Operations – Investments and Investment Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Obligations of other U.S. Government agencies and corporations	$—	—	$—	—	$24,703	2.52%	$—	—
Obligations of states and political subdivisions	9,567	2.42%	44,517	3.67%	42,452	4.61%	109,547	2.42%

Available for Sale:
Obligations of other U.S. Government agencies and corporations	—	—	2,989	3.11%	70,667	2.90%	—	—
Mortgage-backed securities	203	1.57%	95	(0.07%)	37,477	4.41%	451,293	3.29%
Trust preferred securities	—	—	—	—	—	—	32,452	6.29%
Other equity securities	—	—	—	—	—	—	29,674	3.15%

	$9,770		$47,601		$175,299		$622,966

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding at December 31, 2010, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition and Results of Operations – Loan and Loan Interest Income.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$139,364	$103,129	$22,783	$265,276
Lease financing	184	319	—	503
Real estate – construction	57,083	21,570	3,708	82,361
Real estate – 1-4 family mortgage	264,098	391,113	217,171	872,382
Real estate – commercial mortgage	304,182	720,995	214,666	1,239,843
Installment loans to individuals	28,283	34,764	1,178	64,225

	$793,194	$1,271,890	$459,506	$2,524,590

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2010:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$964,907	$306,983
Due after five years	163,499	296,007

	$1,128,406	$602,990

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2010:

	Certificates of Deposit	Other
Three Months or Less	$159,251	$9,445
Over Three through Six Months	114,842	9,543
Over Six through Twelve Months	192,346	13,639
Over 12 Months	236,731	35,464

	$703,170	$68,091

ITEM 1A.	RISK FACTORS

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

Risks Related To Our Business and Industry

Our business may be adversely affected by current economic conditions in general and specifically in our Mississippi, Tennessee, Alabama and Georgia markets.

Over the past two years, the United States economy and the global economy have experienced a severe economic downturn. Only in recent months has it appeared that United States and global economic conditions are beginning to improve. Notwithstanding these signs of improvement, business activity across a wide range of industries and regions remains greatly reduced, and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has also increased dramatically, and levels of unemployment are not expected to decline in the near future. The markets in which we operate have not been immune from the effects of this economic downturn.

Since mid-2007, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a significant lack of liquidity in the credit markets. This was initially triggered by declines in home prices and the values of subprime mortgages. The global markets have since been characterized by substantially increased volatility and an overall loss of investor confidence, initially in financial institutions, but now in companies in virtually all other industries and in the broader markets.

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

In addition, the economic conditions in the states of Mississippi, Tennessee, Alabama and Georgia and the specific local markets in which we operate will particularly affect our results of operations and our financial condition. Unlike larger national or other regional banks that are more geographically diversified, 84% of our loans and 74% of our deposits as of December 31, 2010 were principally located in the Tupelo and Oxford, Mississippi, Memphis (including its suburbs in DeSoto County, Mississippi) and Nashville, Tennessee, Birmingham, Decatur and Huntsville, Alabama metropolitan areas and our locations in north Georgia. Due to our limited market areas, the local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business conditions in the markets where we operate, in the United States as a whole and abroad. These conditions include liquidity in the credit markets, short-term and long-term interest rates, inflation, deflated money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. We anticipate that the business environment in our markets and the United States as a whole could remain depressed for the foreseeable future, and there remains a possibility of further deterioration. In either case, the credit quality of our loans and the value of loan collateral, as well as our results of operations and financial condition, are likely to be materially and adversely affected. We believe that the impact of the economic downturn in the United States heightens all of the risks described in the remainder of this Item 1A.

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

As of December 31, 2010, approximately 62.88% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of the Bank” in Item 1, Business.

We have a high concentration of loans secured by real estate.

At December 31, 2010, approximately 86.93% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Over the past two years, United States real estate, particularly Georgia real estate, has experienced a severe decline in value, and it is not clear at this point whether real estate values have begun to stabilize. Although real estates values in our Alabama, Mississippi and Tennessee markets have not declined as dramatically as in other areas of the United States, any such adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans, which was the case both in 2009 and in 2010. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2010, we had approximately $1.2 billion in commercial real estate loans, representing approximately 49.11% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default.

In addition, in light of the current downturn in United States real estate markets generally, banking regulators are giving commercial real estate lending greater scrutiny and, in some instances, have required banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposure. Any of these factors could have a material adverse effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information furnished by others about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we often rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, other financial information and appraisals of the value of collateral. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, other financial information or appraisals could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Our allowance for possible loan losses may be insufficient, and we may be required to further increase our provision for loan losses.

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

The economic downturn in the United States has made it more difficult to estimate with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for loan losses. If current weak economic conditions continue, particularly in the construction and real estate markets, we expect that we will continue to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for loan losses is set forth under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Currently, to help combat the effects of the economic downturn in the United States, the Federal Reserve has indicated that it is likely to maintain a low interest rate policy with respect to its federal funds target rate for the foreseeable future. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated and (2) the fair value of our financial assets and liabilities.

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

A discussion of our policies and procedures used to identify, assess and manage certain interest rate risk is set forth under the heading “Risk Management – Interest Rate Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Many of these conditions have arisen during the current economic downturn. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

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

Since 2004, we have significantly grown our business outside our Mississippi footprint through the acquisition of entire financial institutions and through de novo branching. Since the beginning of 2010, we opened three de novo branches, and we acquired specified assets and the operations of, and assumed specified liabilities of, Crescent and American Trust in two FDIC-assisted transactions. We intend to continue pursuing a growth strategy for our business through de novo branching. In addition, we expect to continue to evaluate attractive acquisition opportunities that are presented to us, whether via negotiated or FDIC-assisted transactions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, including the following:

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

Expansion into New Markets.    Much of our recent growth, and all of our growth through acquisitions, has been focused in the highly-competitive Memphis and Nashville, Tennessee, Birmingham and Huntsville, Alabama metropolitan and north Georgia markets. The customer demographics and financial services offerings in these markets are unlike those found in the Mississippi markets that we have historically served. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions.

Regulatory and Economic Factors.    Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events, including regulatory changes enacted in response to the current economic downturn (which are discussed in more detail below). Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.

Failure to successfully address these issues could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may fail to realize the anticipated benefits of our acquisitions of Crescent and American Trust.

The success of our acquisitions of specified assets and the operations of, and our assumption of specified liabilities of, Crescent and American Trust from the FDIC will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.

We cannot assure you that our acquisitions will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business.

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

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of the operations of Crescent and American Trust.

Given the continued economic downturn in the United States, notwithstanding our loss-sharing arrangements with the FDIC with respect to some of the assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the Crescent and American Trust loans acquired that could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with either of these transactions, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.

We may experience difficulty in managing the loan portfolios acquired from Crescent and American Trust within the limits of the loss protection provided by the FDIC.

In connection with the acquisitions of Crescent’s and American Trust’s respective assets and operations and the assumption of their liabilities, the Bank entered into loss-sharing arrangements with the FDIC that covered approximately $700 million of acquired assets in the aggregate. Under each loss-sharing arrangement, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. In addition, each Purchase and Assumption Agreement with the FDIC provides that after the 10th anniversary of the acquisition, the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than $242 million for Crescent or $16 million for American Trust. The loss-sharing agreements applicable to single-family residential mortgage loans provides for FDIC loss-sharing and Bank reimbursement to the FDIC to run for ten years, and the loss-sharing agreement applicable to commercial and other assets provides for FDIC loss-sharing and Bank reimbursement to the FDIC to run for five years, with additional recovery sharing for three years thereafter.

The FDIC has the right to refuse or delay loss-sharing payments for loan losses if we do not adhere to the terms of the loss-sharing agreements. Additionally, the loss-sharing agreements have limited terms. Therefore, any charge-offs that we experience after the terms of the loss-sharing agreements have ended would not be recoverable from the FDIC.

Certain provisions of the loss-sharing agreements entered into with the FDIC may have anti-takeover effects and could limit our ability to engage in certain strategic transactions that our board of directors believes would be in the best interests of shareholders.

The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is a significant asset of the Company and a feature of the Crescent and American Trust acquisitions without which we would not have entered into either transaction. Our agreements with the FDIC require that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue either or both of the loss-sharing arrangements.

Among other things, prior FDIC consent is required for (a) a merger or consolidation of the Company with or into another company if our shareholders will own less than 2/3 of the combined company, (b) a sale of all or substantially all of the assets of the Bank, or (c) a sale of shares by one or more of our shareholders that will effect a change in control of the Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of our voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% of our voting securities). It is unlikely that we would have any ability to control or prevent such a sale by our shareholders. If we or any shareholder desired to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss-share protection, there could be a material adverse impact on the Company.

We may engage in additional FDIC-assisted transactions.

We intend to continue to evaluate opportunities to acquire failed banks through FDIC-assisted transactions. If we acquire the assets and liabilities of additional failed banks in FDIC-assisted transactions, we will be subject to many of the same risks as those discussed above with respect to the Crescent and American Trust transactions, in addition to the risks we would face in acquiring another bank in a negotiated transaction. In addition, because FDIC-assisted transactions are structured in a manner that do not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss-sharing arrangements with the FDIC associated with such transactions. In addition to the particular risks associated with FDIC-assisted transactions highlighted immediately above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;
•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;
•

the time and costs of evaluating new markets, hiring experienced local management and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction;
•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
•	entry into new markets where we lack experience; and
•	risks associated with integrating the operations and personnel of the acquired business, as discussed above in the context of the Crescent and American Trust transactions.

We expect to continue to evaluate merger and acquisition opportunities (including FDIC-assisted transactions) that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Historically, acquisitions of non-failed financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Competition in the banking industry is intense and may adversely affect our profitability.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the heading “Competition” in Item 1, Business, provides more information regarding the competitive conditions in our growth markets.

Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The economic downturn in the United States has already resulted in the consolidation of a number of financial institutions, in addition to acquisitions of failed institutions. We expect additional consolidation to occur. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, as highlighted by our discussion of the Dodd-Frank Act, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.

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

Entities within the financial services industry are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties and from time to time execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

We are subject to extensive government regulation, and such regulation could limit or restrict our activities and adversely affect our earnings.

We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Furthermore, as discussed below, the Dodd-Frank Act will result in significant changes to the regulations governing banks and other financial institutions, and other changes to such regulations have been proposed. We believe it is likely that some of these proposed changes will be enacted, although it is impossible to predict the ultimate substance of these changes or their likely effect on our activities or profitability. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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

We are also subject to laws, regulations and standards relating to corporate governance and public disclosure in addition to the Dodd-Frank Act, including the Sarbanes-Oxley Act of 2002 and SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note O, “Regulatory Matters,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides more information regarding the regulatory environment in which we and the Bank operate.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

The current financial crisis has caused the Deposit Insurance Fund administered by the FDIC to fall below required minimum levels. Because the FDIC replenishes the DIF through assessments on the banking industry, we anticipate that the FDIC will likely maintain relatively high deposit insurance premiums for the foreseeable future. The FDIC has recently imposed a special deposit insurance assessment on the banking industry, and there can be no assurance that it will not do so again. It has also required banking organizations to “pre-pay” deposit insurance premiums in order to replenish the liquid assets of the DIF, and may impose similar requirements in the future. High insurance premiums and special assessments will adversely affect our profitability.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting developments that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and our quarterly reports on Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.

Our information systems may experience a security breach, computer virus or disruption of service.

Renasant Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us or the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the three months ended February 28, 2011, the average daily trading volume for Renasant common stock was 67,071 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.

We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note N, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the Heritage Financial Holding Corporation (“Heritage”) and Capital Bancorp, Inc. (“Capital”) mergers, we assumed junior subordinated debentures issued by Heritage and Capital, respectively. At December 31, 2010, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $76 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 28, 2011, there were 75,000,000 shares of our common stock authorized, of which 25,056,431 shares were outstanding.

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

None.

ITEM 2. PROPERTIES

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations. In addition, the Bank operates forty-four branches and one financial services office throughout north and north central Mississippi, ten branches throughout west and middle Tennessee, nine branches throughout north and north central Alabama and fourteen branches throughout north Georgia.

In Mississippi, the Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, New Albany, Oxford, Pontotoc and West Point and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Columbus, Grenada, Guntown, Hernando, Horn Lake, Iuka, Louisville, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley and Winona. The Bank operates one financial services office in Tupelo.

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

In Georgia, the Bank has three branches in Alpharetta, two branches each in Cartersville, Cumming and Woodstock and one branch each in Adairsville, Canton, Jasper, Marble Hill and Roswell.

Renasant Insurance has one office each in Corinth, Louisville and Tupelo, Mississippi.

The Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as forty-one of the Mississippi branch office sites and its financial services office. The Bank leases four locations in Mississippi for use in conducting banking activities as well as various storage facilities. In Tennessee, the Bank owns four branch office sites. The remaining six branch office sites as well as storage facilities in Tennessee are leased. In Alabama, the Bank owns two of the branch office sites and leases seven office sites. In Georgia, the Bank owns eleven of the branch office sites and leases three office sites. Renasant Insurance owns each of the three locations for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2010 was $2.3 million. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2010.

ITEM 4. [RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 28, 2011, the Company had approximately 6,900 shareholders of record and the closing sales price of the Company’s common stock was $16.07. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2010 and 2009 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends	Prices
	Per Share	High	Low
2010
1st Quarter	$0.170	$17.17	$13.43
2nd Quarter	0.170	18.16	13.25
3rd Quarter	0.170	15.79	12.85
4th Quarter	0.170	18.09	15.08

2009
1st Quarter	$0.170	$17.37	$7.80
2nd Quarter	0.170	16.66	11.59
3rd Quarter	0.170	16.19	12.25
4th Quarter	0.170	15.12	12.81

The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note N, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions. These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of dividend payments.

Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the three month period ended December 31, 2010. However, in connection with the vesting of restricted stock held by certain of our senior executive officers on December 31, 2010, in January, 2011 the Company withheld a portion of the shares of restricted stock to pay taxes due in connection with such vesting. An aggregate of 6,714 shares were withheld, at an average price of $16.91 per share.

Stock Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at December 31, 2005, and that all dividends were reinvested.

	Period Ending December 31,
	2005	2006	2007	2008	2009	2010
Renasant Corporation	$100.00	$148.62	$107.79	$88.26	$74.13	$96.35
NASDAQ Market Index	100.00	110.39	122.15	73.32	106.57	125.91
SNL Southeast Bank Index(1)	100.00	117.26	88.33	35.76	35.90	34.86

(1)

The SNL Geographic Index, Southeast Banks, is a peer group of 102 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We will not make or endorse any predictions as to future stock performance. The information provided under the heading “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to its proxy regulations or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, other than as provided in Item 201 of Regulation S-K. The information provided in this section shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA(1)

(In Thousands, Except Share Data) (Unaudited)

Year ended December 31,	2010	2009	2008	2007	2006
Interest income	$165,339	$170,564	$200,962	$198,203	$154,293
Interest expense	60,277	71,098	91,520	102,382	70,230
Provision for loan losses	30,665	26,890	22,804	4,838	2,408
Noninterest income	95,915	57,558	54,042	52,187	45,943
Noninterest expense	123,619	105,753	107,968	98,000	89,006

Income before income taxes	46,693	24,381	32,712	45,170	38,592
Income taxes	15,018	5,863	8,660	14,069	11,467

Net income	$31,675	$18,518	$24,052	$31,101	$27,125

Per Common Share
Net income – Basic	$1.39	$0.88	$1.15	$1.66	$1.75
Net income – Diluted	1.38	0.87	1.14	1.64	1.71
Book value at December 31	18.75	19.45	19.00	19.15	16.27
Closing price(2)	16.91	13.60	17.03	21.57	30.63
Cash dividends declared and paid	0.680	0.680	0.680	0.660	0.627

At December 31,
Assets	$4,297,327	$3,641,081	$3,715,980	$3,612,287	$2,611,356
Loans, net of unearned income	2,524,590	2,347,615	2,530,886	2,586,593	1,826,762
Securities	834,472	714,164	695,106	539,590	428,065
Deposits	3,468,151	2,576,100	2,344,331	2,547,821	2,108,965
Borrowings	316,436	618,024	933,976	624,388	216,423
Shareholders’ equity	469,509	410,122	400,371	399,073	252,704

Selected Ratios
Return on average:
Total assets	0.80%	0.50%	0.65%	0.99%	1.08%
Shareholders’ equity	7.16%	4.56%	5.97%	9.29%	11.00%
Average shareholders’ equity to average assets	11.21%	10.96%	10.87%	10.69%	9.83%

At December 31,
Shareholders’ equity to assets	10.93%	11.26%	10.77%	11.05%	9.67%
Allowance for loan losses to total loans, net of unearned income(3)	2.07%	1.67%	1.38%	1.02%	1.07%
Allowance for loan losses to nonperforming loans(3)	84.32%	78.25%	87.45%	162.02%	173.05%
Nonperforming loans to total loans, net of unearned income(3)	2.46%	2.13%	1.58%	0.63%	0.62%
Dividend payout	49.28%	78.16%	59.65%	40.24%	36.67%

(1)

Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On July 23, 2010, Renasant Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the Federal Deposit Insurance Corporation, as receiver for Crescent. On July 1, 2007, Renasant Corporation completed the merger with Capital Bancorp, Inc. of Nashville, Tennessee. Refer to Item 1, Business, and Note B, “FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data for additional information about the transaction involving Crescent. For additional information about the Capital Bancorp, Inc. merger, refer to Item 1, Business, and Note T, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

(2)	Reflects the closing price on the NASDAQ Global Select Market on December 31, 2010, 2009, 2008, 2007 and 2006 (or the last trading day preceding such date).
(3)	Excludes assets covered under loss-share agreements with the FDIC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Performance Overview

Net income was $31,675 for 2010 compared to $18,518 for 2009 and $24,052 for 2008. The fluctuation in net income since 2008 was influenced by a number of factors:

•

The Company expanded into north Georgia through its acquisition of the assets of Crescent Bank & Trust Company (“Crescent”) in an FDIC-assisted transaction. The acquisition resulted in a bargain purchase gain of $42,211 for 2010.

•

Net interest income increased 5.63% to $105,062 for 2010 as compared to $99,466 for 2009 and decreased 4.00% as compared to $109,442 for 2008. Interest income decreased 3.06% to $165,339 for 2010 from $170,564 for 2009; interest income was $200,962 for 2008. Interest expense decreased 15.22% to $60,277 for 2010 compared to $71,098 for 2009; interest expense was $91,520 for 2008.

•

Net charge-offs as a percentage of average loans increased to 1.00% in 2010 compared to 0.91% in 2009 and 0.55% in 2008. The provision for loan losses was $30,665 for 2010 compared to $26,890 for 2009 and $22,804 for 2008.

•	Noninterest income was $95,915 for 2010 compared to $57,558 for 2009 and $54,042 for 2008. The aforementioned gain from the acquisition of Crescent is recorded in noninterest income.

•	Noninterest expenses were $123,619 for 2010 compared to $105,753 for 2009 and $107,968 for 2008.

•

Loans, net of unearned income, totaled $2,524,590 at December 31, 2010, an increase of $176,975, or 7.54%, from December 31, 2009. The operations acquired from Crescent contributed $350,849 to total loans at December 31, 2010.

•

Deposits totaled $3,468,151 at December 31, 2010, an increase of $892,051, or 34.63%, from December 31, 2009. The operations acquired from Crescent contributed $664,891 to total deposits at December 31, 2010.

A historical look at key performance indicators is presented below.

	2010	2009	2008	2007	2006
Diluted EPS	$1.38	$0.87	$1.14	$1.64	$1.71
Diluted EPS Growth	58.62%	(23.68%)	(30.49%)	(4.09%)	11.04%
Return on Average Assets	0.80%	0.50%	0.65%	0.99%	1.08%
Return on Average Shareholders’ Equity	7.16%	4.56%	5.97%	9.29%	11.00%

Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. These markets are: Tupelo, Oxford and DeSoto County, Mississippi; Birmingham, Decatur and Huntsville/Madison, Alabama; Germantown, Collierville, Memphis/Cordova, Tennessee; the Nashville-Davidson-Murfreesboro, Tennessee Metropolitan Statistical Area and our markets in north Georgia. We have identified these markets as key growth markets, and when we refer in this item to “our key markets,” we are referring to such markets.

We expect future loan growth to come primarily from our key markets. It is our strategy to fund this loan growth with deposits throughout all of our markets. While we believe future deposit growth will come primarily from these key markets, deposits outside of these key markets remain valuable to us given the low cost of such deposits relative to the cost of deposits in our key markets, on account of the higher level of competition in our key markets.

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

Certain loans acquired in acquisitions or mergers are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30 resulting from the Capital and Heritage mergers is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note D, “Loans and the Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Intangible Assets

Our intangible assets consist primarily of goodwill and core deposit intangibles. Goodwill arises from business combinations and represents the value attributable to unidentifiable intangible elements of the business acquired. Our reporting units are comprised of the operations we have acquired. Specifically, our reporting units are currently broken out into four geographic units of our bank and our insurance company. We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In determining the fair value of our reporting units, we used discounted cash flow analyses, which require assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. We assess the reasonableness of the estimated fair value of the reporting units by reference to our market capitalization; however, due to the significant volatility in the equity markets with respect to the financial institution sector throughout 2009 and 2010, we also consulted supplemental information based on observable market multiples, adjusting to reflect our specific factors, as well as current market conditions.

Long-term net cash flow forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 5.2% in 2010 based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations. In 2010, the discount rates used ranged from 13.6% to 15.1%.

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

Benefit Plans and Stock Based Compensation

Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2010 valuation was 5.50%, compared to 6.00% in 2009. Actual plan assets as of December 31, 2010 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Actual return on plan assets during 2010 approximated 14.30%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.

The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company has not estimated any forfeitures in determining the fair value of options granted in 2010, 2009 and 2008. Changes in this assumption in the future could result in lower expenses related to the Company’s stock option. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note M, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Accounting for Acquired Loans and Related Assets

The Company accounts for its acquisitions under ASC 805, “Business Combinations”, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value measurements incorporate assumptions regarding credit risk. The fair value measurements of acquired loans are based on estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company evaluates, as of the end of each fiscal quarter, the present value of the acquired loans determined using the effective interest rates. If the cash flows expected to be collected have decreased, the Company recognizes a provision for loan loss in its consolidated statement of income; for any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Because the FDIC will reimburse the Company for losses related to a portion of the acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The fair value of the indemnification asset reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

The indemnification asset continues to be measured on the same basis as the related indemnified loans. Subsequent changes to the fair value of the indemnification asset also follow that model. Decreases in the future cash flows expected to be collected on the loans immediately increase the fair value of the indemnification asset. Increases in the future cash flows expected to be collected on the loans decrease the fair value of the indemnification asset, with such decrease being accreted into interest income over 1) the same period or 2) the life of the fair value of the indemnification asset, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared loss agreements.

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding receivable is recorded on the balance sheet until cash is received from the FDIC.

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

Financial Condition and Results of Operations

Net Income

Net income for the year ended December 31, 2010 was $31,675, which represents an increase of $13,157, or 71.05%, from net income of $18,518 for the year ended December 31, 2009. Basic earnings per share increased $0.51 to $1.39 for the year ended December 31, 2010 as compared to $0.88 for the prior year. Diluted earnings per share increased $0.51 to $1.38 for the year ended December 31, 2010 as compared to $0.87 for the prior year. The increase in earnings per share in 2010 as compared to 2009 is due primarily to the acquisition of Crescent and the related one-time gain the Company recorded in connection with the acquisition.

Net income for the year ended December 31, 2009 was $18,518, which represents a decrease of $5,534, or 23.01%, from net income of $24,052 for the year ended December 31, 2008. Basic earnings per share decreased $0.27 to $0.88 for the year ended December 31, 2009 as compared to $1.15 for the prior year. Diluted earnings per share decreased $0.27 to $0.87 for the year ended December 31, 2009 as compared to $1.14 for the prior year. The decrease in earnings per share in 2009 as compared to 2008 was due primarily to the economic environment which resulted in lower net interest income and higher loan loss provisions.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 53.47% of total net revenue in 2010. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Net interest income increased 5.63% to $105,062 for 2010 compared to $99,466 for the same period in 2009. On a tax equivalent basis, net interest income increased $6,135 to $110,207 in 2010 as compared to $104,072 in 2009. Of the increase in net interest income, the increase due to the change in the volume of net earning assets was $1,677, while the increase from the changing interest rate environment was $4,458.

Net Interest Margin – Tax Equivalent
2010	2009	2008
3.26%	3.16%	3.44%

Net interest margin, the tax equivalent net yield on earning assets, increased to 3.26% during 2010 from 3.16% in 2009 and 3.44% in 2008. Net interest margin and net interest income are influenced by several factors, primarily changes in interest rates, competition and the shape of the interest rate yield curve. Significant reductions in interest rate indices throughout 2008 had a negative impact on net interest margin in 2009. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, competitive and market-wide liquidity factors prevented the cost of funding sources, particularly deposits, from declining proportionately. As a result, net interest margin declined. Increased liquidity due to deposit growth, coupled with loan paydowns and higher than anticipated prepayment speeds within our investment portfolio, resulted in changes in the mix of our earning assets. These changes also had a negative impact on net interest margin. We currently intend to keep these excess funds in interest-bearing balances with banks until they are utilized in future quarters to fund loan growth, purchase investment securities or pay off borrowings. Not only do interest-bearing balances with banks typically pay a lower rate than the rates paid on investment securities and loans, but the rate has also been more sensitive to the decline in the interest rate environment as the average rate paid on such balances in 2010 was 0.28% compared to 0.25% in 2009 and 2.65% in 2008. In addition, higher levels of nonaccrual loans during 2010 and 2009 as compared to 2008 had a further negative impact on net interest margin in 2010 and 2009.

Interest income, on a tax equivalent basis, was $170,484 for 2010 compared to $175,170 for 2009. The decrease in interest income was driven primarily by a decline in the yield on interest-earning assets as the tax equivalent yield on interest-earning assets decreased 28 basis points during 2010. Although the average balance of interest-earning assets increased during 2010 as compared to 2009, the change in the mix of interest-earning assets from higher yielding loans to lower yielding interest bearing cash balances further contributed to the decline in interest income. The following table presents the percentage of total average earning assets, by type and yield, for 2010, 2009 and 2008:

	Percentage of Total			Yield
	2010	2009	2008	2010	2009	2008
Loans	72.17%	75.90%	78.78%	5.65%	5.60%	6.48%
Securities	21.78	21.36	20.60	4.34	5.00	5.35
Other	6.05	2.74	0.62	0.28	0.25	2.65

Total earning assets	100.00%	100.00%	100.00%	5.04%	5.32%	6.22%

Interest expense was $60,277 for 2010, a decrease of $10,821, or 15.22% as compared to 2009. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 1.93% for 2010 as compared to 2.39% for 2009, while the average balance of interest-bearing liabilities increased to $3,121,157 for 2010 compared to $2,970,813 for 2009.

The following table presents the Company’s funding sources which consists of total average deposits and borrowed funds, by type, and total cost of funds, for 2010, 2009 and 2008:

	Percentage of Total			Cost of Funds
	2010	2009	2008	2010	2009	2008
Noninterest-bearing demand	9.69%	9.16%	8.96%	—%	—%	—%
Interest-bearing demand	31.61	27.29	24.95	1.10	1.33	1.78
Savings	4.40	2.80	3.23	0.73	0.17	0.54
Time deposits	41.62	39.68	39.16	2.18	2.67	3.80
Federal Home Loan Bank advances	8.49	16.52	19.76	3.67	3.42	3.43
Other borrowed funds	4.19	4.55	3.94	3.47	3.99	4.60

Total deposits and borrowed funds	100.00%	100.00%	100.00%	1.74%	2.17%	2.81%

Interest income, on a tax equivalent basis, was $175,170 for 2009 compared to $204,603 for 2008. The decrease in interest income was driven primarily by a decline in the yield on interest-earning assets as the tax equivalent yield on interest-earning assets decreased 90 basis points during 2009. Although the average balance of interest-earning assets increased slightly during 2009 as compared to 2008, the change in the mix of interest-earning assets further contributed to the decline in net interest income. Interest expense was $71,098 for 2009, a decrease of $20,422, or 22.31% as compared to 2008. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 2.39% for 2009 as compared to 3.08% for 2008, while the average balance of interest-bearing liabilities increased slightly to $2,970,813 for 2009 compared to $2,968,723 in 2008.

Loans and Loan Interest Income

Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 58.75%, 64.48% and 68.11% of total assets at December 31, 2010, 2009 and 2008, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2010	2009	2008	2007	2006
Commercial, financial, agricultural	$265,276	$281,329	$312,648	$317,866	$236,741
Lease financing	503	778	1,746	2,557	4,234
Real estate – construction	82,361	133,299	241,818	386,184	242,669
Real estate – 1-4 family mortgage	872,382	820,917	886,380	850,658	636,060
Real estate – commercial mortgage	1,239,843	1,040,589	1,015,894	948,322	629,354
Installment loans to individuals	64,225	70,703	72,400	81,006	77,704

Total loans, net of unearned income	$2,524,590	$2,347,615	$2,530,886	$2,586,593	$1,826,762

The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2010	2009	2008	2007	2006
Commercial, financial, agricultural	10.51%	11.98%	12.35%	12.29%	12.96%
Lease financing	0.02	0.03	0.07	0.10	0.23
Real estate – construction	3.26	5.68	9.56	14.93	13.28
Real estate – 1-4 family mortgage	34.56	34.97	35.02	32.89	34.82
Real estate – commercial mortgage	49.11	44.33	40.14	36.66	34.45
Installment loans to individuals	2.54	3.01	2.86	3.13	4.26

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

At December 31, 2010, loans increased $176,975 from December 31, 2009. The increase in total loans is a result of the acquisition of Crescent. The loans acquired in the Crescent acquisition were, for the most part, covered under loss-sharing agreements with the FDIC. For loans covered under the loss-share agreements (referred to as “covered loans”), the FDIC will reimburse the Bank 80% of the losses incurred on these loans. The following table provides a breakdown of covered loans and loans not covered under a loss-sharing agreement at December 31, 2010:

	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$20,921	$244,355	$265,276
Lease financing	—	503	503
Real estate – construction:
Residential	6,476	31,143	37,619
Commercial	9,087	30,638	39,725
Condominiums	—	5,017	5,017

Total real estate – construction	15,563	66,798	82,361
Real estate – 1-4 family mortgage:
Primary	19,786	343,712	363,498
Home equity	21,454	161,973	183,427
Rental/investment	51,065	148,308	199,373
Land development	30,214	95,870	126,084

Total real estate – 1-4 family mortgage	122,519	749,863	872,382
Real estate – commercial mortgage:
Owner-occupied	71,455	522,288	593,743
Non-owner occupied	24,863	432,872	457,735
Land development	78,254	110,111	188,365

Total real estate – commercial mortgage	174,572	1,065,271	1,239,843
Installment loans to individuals	106	64,119	64,225

Total loans, net of unearned income	$333,681	$2,190,909	$2,524,590

Excluding the loans acquired from Crescent, total loans at December 31, 2010 were $2,173,741, down $173,874, or 7.41%, from 2009. Total loans at December 31, 2009 were $2,347,615 a decrease of $183,271, or 7.24%, from December 31, 2008. The decrease in total loans in 2010 and 2009 is a result of an overall slowdown in economic activity in our markets and a continued focus by management on diversifying the loan portfolio. As the general economic environment began to decline in the last half of 2007, management responded by implementing a strategy to diversify our loan portfolio by specifically reducing the concentration in construction and land development loans. Management reduced our exposure to construction and land development loans by applying more stringent levels of underwriting on new originations of construction and land development loans and requiring principal reductions of these loans at time of renewal. Our construction loan portfolio was also reduced as construction loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans.

Loans secured by real estate represented 86.93%, 84.98% and 84.72% of the Company’s total loan portfolio at December 31, 2010, 2009 and 2008, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31, 2010, 2009 and 2008:

	2010	2009	2008
Real estate – construction:
Residential	$37,619	$45,559	$139,332
Commercial	39,725	74,440	90,039
Condominiums	5,017	13,300	12,447

Total real estate – construction	82,361	133,299	241,818

	2010	2009	2008
Real estate – 1-4 family mortgage:
Primary	363,498	345,971	361,153
Home equity	183,427	171,180	181,960
Rental/investment	199,373	158,436	178,814
Land development	126,084	145,330	164,453

Total real estate – 1-4 family mortgage	872,382	820,917	886,380
Real estate – commercial mortgage:
Owner-occupied	593,743	537,387	530,938
Non-owner occupied	457,735	367,011	347,000
Land development	188,365	136,191	137,956

Total real estate – commercial mortgage	1,239,843	1,040,589	1,015,894

Total loans secured by real estate	$2,194,586	$1,994,805	$2,144,092

During 2010, loans in our Alabama region increased $10,837 while loans in our Mississippi and Tennessee regions decreased $44,571 and $140,140, respectively, from December 31, 2009. Loans in our Georgia markets totaled $350,849 at December 31, 2010. During 2009, loans in our Mississippi, Alabama and Tennessee regions decreased $95,701, $30,221 and $57,349, respectively. At December 31, 2010, 84% of our loans were from our key markets as compared to 82% at December 31, 2009.

Mortgage loans held for sale were $27,704 at December 31, 2010 compared to $25,749 at December 31, 2009 and $41,805 at December 31, 2008. Originations of mortgage loans to be sold totaled $519,447 in 2010, $815,067 in 2009 and $742,090 in 2008. The decrease in originations of mortgage loans to be sold in 2010 as compared to 2009 is due the higher levels of refinancings made possible by historically lower mortgage interest rates during periods in 2009 compared to 2010. The historically lower mortgage rates in 2009 also were the primary reason for the increased production in 2009 as compared to 2008. Mortgage loans to be sold are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

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

	2010		2009		2008
Obligations of other U.S. Government agencies and corporations	$97,455	11.68%	$63,032	8.83%	$59,920	8.62%
Mortgage-backed securities	496,510	59.50	457,891	64.11	448,967	64.59
Obligations of states and political subdivisions	206,083	24.70	138,806	19.44	112,734	16.22
Trust preferred securities	4,583	0.54	14,438	2.02	20,543	2.95
Other equity securities	29,841	3.58	39,997	5.60	52,942	7.62

	$834,472	100.00%	$714,164	100.00%	$695,106	100.00%

In 2010, investment income, on a tax equivalent basis, decreased $3,126 to $32,006 from $35,132 for 2009. The average balance in the investment portfolio in 2010 was $737,256 compared to $702,689 in 2009. The tax equivalent yield on the investment portfolio was 4.34%, down 66 basis points from 2009. The decline in yield was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to the generally lower interest rate environment.

The balance of our investment portfolio at December 31, 2010 increased $120,308 to $834,472 compared to $714,164 at December 31, 2009. The acquisition of Crescent increased the investment portfolio by $24,206. During 2010, we also purchased $530,699 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”), which in the aggregate made up approximately 56.22% of the purchases. CMO’s are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMO’s held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities purchased accounted for approximately 28.66%, with the remainder of the purchases being primarily municipal securities. Sales of securities during 2010 totaled $125,969, solely in mortgage-backed securities and CMO’s. Maturities and calls of securities during 2010 totaled $284,639. At December 31, 2010, unrealized losses of $32,566 were recorded on investment securities with a carrying value of $192,067.

The Company also held investments in mortgage-backed securities and CMO’s of institutions not sponsored by government entities, commonly referred to as “private-label” securities. This portfolio was sold during 2010 at which time the Company recorded a loss of $461 on the sale of this portfolio. At December 31, 2009, the fair value and book value of our private label securities was $20,596 and $19,520, respectively.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $29,452 and $30,803 and a fair value of $1,433 and $11,301 at December 31, 2010 and 2009, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 321 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. At December 31, 2010, management determined that it was probable that there had been an adverse change in estimated cash flows for two of the four pooled trust preferred securities. Accordingly, the Company recognized other-than-temporary-impairment losses on these securities of $3,075 during the year ended December 31, 2010.

In 2009, investment income, on a tax equivalent basis, decreased $1,100 to $35,132 from investment income on a tax equivalent basis for 2008. The average balance in the investment portfolio was $702,689 compared to $677,497 in 2008. The tax equivalent yield on the investment portfolio was 5.00%, down 35 basis points from 2008.

At December 31, 2009, the balance of our investment portfolio was $714,164, an increase of $19,058 as compared to December 31, 2008. During 2009, we purchased $362,865 in investment securities. The purchases were primarily mortgage-backed securities and CMO’s, comprising approximately 64.94% of the purchases. U.S. Government Agency securities purchased accounted for approximately 24.31%, with the remainder of the purchases being primarily municipal securities. Maturities and calls of securities during 2009 totaled $240,498.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $3,468,151, $2,576,100 and $2,344,331 at December 31, 2010, 2009 and 2008, respectively. Noninterest-bearing deposits at December 31, 2010, 2009 and 2008 were $368,798, $304,962 and $284,227, respectively, while interest-bearing deposits were $3,099,353, $2,271,138 and $2,060,104 at December 31, 2010, 2009 and 2008, respectively. The acquisition of Crescent contributed noninterest-bearing and interest-bearing deposits of $34,006 and $630,885, respectively, at December 31, 2010. Excluding the Crescent deposits, deposits increased $227,160, or 8.81%, during 2010 compared to 2009. The increase in deposits at December 31, 2010 as compared to December 31, 2009 is attributable to an increased focus on generating core deposits. Deposits in the Alabama and Mississippi regions increased $176,016 and $52,819, respectively, in 2010 as compared to 2009. Deposits in the Tennessee region decreased $1,675 in 2010 as compared to 2009. Deposits in our Georgia markets totaled $664,891 at December 31, 2010. The increase in deposits at December 31, 2009 as compared to December 31, 2008 is due to the easing of competition for deposits in our markets, which caused deposit pricing to return to more normal levels as compared to 2008. As a result of this growth, the Company used deposits as its primary source of funding rather than borrowed funds. Deposits in the Tennessee, Alabama and Mississippi regions decreased $44,117, $60,210 and $127,442, respectively, in 2009 as compared to 2008. At December 31, 2010, 74% of our deposits were from our key markets as compared to 65% at December 31, 2009.

Average Interest-Bearing Deposits to Total Average Deposits
2010	2009	2008
88.90%	88.40%	88.26%

Interest expense on deposits was $44,487, $46,708 and $63,509 for 2010, 2009 and 2008, respectively. The cost of interest-bearing deposits was 1.66%, 2.05% and 2.89% for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

From time to time, we participate in gathering government, public and trust deposits (collectively referred to as “public fund deposits”). Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Generally, public fund time deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits totaled $359,195, $360,948 and $441,281 at December 31, 2010, 2009 and 2008.

Borrowed Funds and Interest Expense on Borrowings

Total borrowings include federal funds purchased, treasury, tax and loan notes, securities sold under agreements to repurchase, advances from the FHLB, debt guaranteed by the FDIC under its Temporary Liquidity Guarantee Program and junior subordinated debentures. Interest expense on total borrowings was $15,790, $24,390 and $28,011 for the years ending December 31, 2010, 2009 and 2008, respectively. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used to meet day to day liquidity needs. FHLB advances were $175,119, $469,574 and $768,302 at December 31, 2010, 2009 and 2008, respectively. The Company repaid $319,532 of long-term FHLB borrowings during 2010. Of the amount repaid, $171,532 was repaid upon maturity of the debt while $148,000 was paid prior to maturity. The Company had no short-term FHLB advances outstanding at December 31, 2010 or 2009, as compared to $225,000 at December 31, 2008. At December 31, 2010, the Company had $808,632 of availability on unused lines of credit with the FHLB. The cost of our FHLB advances was 3.67%, 3.42% and 3.43% for 2010, 2009 and 2008.

Interest expense on junior subordinated debentures was $3,058, $4,332 and $4,915 for the years ended December 31, 2010, 2009 and 2008, respectively. For more information about our outstanding subordinated debentures, refer to the discussion in this item below under the heading “Shareholders’ Equity and Regulatory Matters.”

The outstanding balance of treasury, tax and loan notes at December 31, 2010, 2009 and 2008 was $3,299, $2,682 and $4,494, respectively. The balance in this account is contingent on the amount of funds we pledge as collateral as well as the Federal Reserve’s need for funds.

Noninterest Income

Noninterest Income to Average Assets
2010	2009	2008
2.43%	1.55%	1.46%

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus over the last few years has been to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 46.53%, 35.61% and 32.34% for 2010, 2009 and 2008.

Noninterest income was $95,915 for the year ended December 31, 2010, an increase of $38,357, or 66.64%, as compared to 2009. The increase in noninterest income for 2010 compared to 2009 is attributable to the $42,211 gain from the acquisition of Crescent. For 2009, noninterest income was $57,558, an increase of $3,516, or 6.51%, over 2008.

Charges for deposit services, the primary contributor to noninterest income, were $21,704 for 2010, a decrease of $296, or 1.35%, from 2009. Service charges include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. The decline in service charges on deposits was primarily a result of the reduction in customer spending which began in 2009 as a result of current economic conditions and the impact of new regulations enacted in the third quarter of 2010 which restricted the Company’s ability to impose overdraft fees. Service charges on deposits were $22,000 in 2009, a decrease of $645 from 2008. Overdraft fees represented 89.81%, 90.04% and 90.00% of total charges for deposit services in 2010, 2009 and 2008.

Fees and commissions (which includes fees charged for both deposit services and loan services) decreased 9.95% to $14,968 during 2010 as compared to $16,621 for 2009. Fees charged on loans include origination, underwriting, documentation and other administrative fees. Loan fees were $5,735 during 2010 as compared to $8,104 for 2009. This is due to the decrease in portfolio loans originated during 2010 and lower mortgage loan originations to be sold in the secondary market during the same period. With respect to fees related to deposit services, interchange fees on debit card transactions continue to be a strong source of noninterest income. For 2010, fees associated with debit card usage were $6,268, an increase of 12.67% as compared to $5,563 for 2009. Income derived from use of our debit cards made up 41.88% of the total fees and commissions for 2010. We expect income from use of our debit cards to continue to grow as we make a direct effort to encourage usage by our customers. However, the Dodd-Frank Act could have a negative impact on the Company’s income derived from this effort, as the statute directs the Federal Reserve to enact regulations governing the “reasonableness” of certain fees associated with our debit cards. The Federal Reserve rules will apply only to financial institutions with more than $10 billion in assets. If such institutions are required to lower their debit card fees, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive.

Fees and commissions increased $503 to $16,621 during 2009 as compared to $16,118 for 2008. Loan fees decreased $20 during 2009 to $8,104 as compared to 2008. This is due to the decrease in portfolio loans originated during 2009, which was offset by fees generated due to higher mortgage loan originations to be sold in the secondary market during the same period. For 2009, fees associated with debit card usage were $5,563, an increase of 15.65% as compared to $4,810 for 2008.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,408, $3,319 and $3,483 for the years ended December 31, 2010, 2009 and 2008, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $274, $310 and $323 for 2010, 2009 and 2008, respectively.

Trust department revenue is reported in the Consolidated Statements of Income in the noninterest income section under the line item “Trust revenue.” The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Trust revenue was $2,404 for 2010 compared to $2,039 for 2009 and $2,444 for 2008. The market value of trust assets under management as of December 31, 2010 and 2009 was $447,839 and $432,683, respectively.

Gains on sales of securities available for sale for 2010 were $3,955, resulting from the sale of approximately $125,969 in securities. For 2010, the Company recognized other-than-temporary-impairment losses of $3,075 related to investments in pooled trust preferred securities. Gains on sales of securities available for sale for 2009 were $2,318, resulting from the sale of approximately $100,295 in securities. These gains were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009. For 2008, there were no sales of securities available for sale.

Gains on the sale of mortgage loans held for sale for 2010 were $6,224, a decrease of $1,342, or 17.74%, from 2009. The decrease in gains on the sale of mortgage loans is attributable to higher volumes of loans sold during 2009 compared to 2010 due to the aforementioned increase in originations and refinancing due to historically low mortgage rates during 2009. Originations of mortgage loans to be sold totaled $519,447 for 2010 as compared to $815,067 for 2009. Approximately 59.72% of the total mortgage originations during 2009 were mortgages being refinanced with the Company, with the remainder being new originations. Gains on the sale of mortgage loans held for sale for 2009 were $7,566, an increase of $2,119 from 2008.

Noninterest Expense

Noninterest Expense to Average Assets
2010	2009	2008
3.13%	2.85%	2.91%

Noninterest expense was $123,619, $105,753 and $107,968 for 2010, 2009 and 2008, respectively. Noninterest expense increased $17,866, or 16.89%, during 2010 as compared to 2009. The operations of Crescent increased noninterest expenses by $6,887 during 2010. Noninterest expense for 2010 includes $1,955 of acquisition related costs associated with the Crescent acquisition and $2,785 in prepayment penalties associated with paying off $148 million of FHLB borrowings. Noninterest expense decreased $2,215, or 2.05%, during 2009 as compared to 2008. Through renegotiations of various contracts with suppliers and vendors and an overall effort to reduce non-essential expenses, the Company reduced its noninterest expenses and offset increases in FDIC insurance assessments due to increases in the base assessment rates and a special assessment, both of which were applicable to all insured institutions.

Salaries and employee benefits is the largest component of noninterest expenses and represented 47.65%, 52.40% and 53.16% of total noninterest expense at December 31, 2010, 2009 and 2008, respectively. During 2010, salaries and employee benefits increased $3,485, or 6.29%, to $58,900 as compared to $55,415 for 2009. The acquisition of Crescent increased salaries and employee benefits $3,871 during 2010. During 2009, salaries and employee benefits decreased $1,985, or 3.46%, to $55,415 as compared to $57,400 for 2008. During 2009, the Company had a 4.85% reduction in our workforce as employee service capacity exceeded projected growth in certain areas.

The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $752, $626 and $1,014 for the years ended December 31, 2010, 2009 and 2008, respectively.

Data processing costs increased $769 to $6,374 for 2010 from 2009. Data processing costs increased $396, or 7.60%, to $5,605 for 2009 from 2008. The increase in data processing costs over the periods presented is reflective of increased loan and deposit processing from growth in the number of loans and deposits. The increase in 2010 compared to 2009 is also reflective of the inclusion of data processing costs from the Crescent operations.

Net occupancy and equipment expense in 2010 was $11,844, down $494 from 2009. This decrease is attributable to cost-controlling efforts as well as lower depreciation expense and repairs on equipment partially by occupancy costs associated with the Crescent acquisition. Net occupancy and equipment expense in 2009 was $12,338, down $957 from 2008.

Expenses related to other real estate owned for 2010 were $9,618, an increase of $7,130 compared to the same period in 2009. Expenses on other real estate owned for the year ended December 31, 2010 include a $3,718 write down of the carrying value to fair value on certain pieces of property held in other real estate owned.

Professional fees include fees we paid our directors as well as fees for legal and accounting services. Professional fees were $3,800 for 2010 as compared to $3,813 for 2009 and $3,509 for 2008. The higher levels of professional fees as compared to 2008 are attributable to legal fees associated with loan workouts and foreclosure proceedings.

Advertising and public relations expense was $3,747 for 2010, up $571, or 17.98%, compared to $3,176 for 2009. Advertising and public relations expense decreased $1,909 for 2009 compared to $5,085 for 2008.

Amortization of intangible assets increased $8 to $1,974 for 2010 compared to $1,966 for 2009. This amortization relates to finite-lived intangible assets recorded in prior mergers which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one to ten years. Amortization of intangible assets increased $489 for 2009 compared to $2,455 for 2008.

Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $4,677 for 2010 as compared to $4,390 for 2009 and $4,591 for 2008.

Other noninterest expense was $19,900, $16,562 and $14,781 for the years ended December 31, 2010, 2009 and 2008, respectively. Other noninterest expense for 2010 includes $1,955 of acquisition related costs associated with the Crescent acquisition. Other noninterest expense for 2009 includes an increase of $1,911 in expenses associated with our FDIC deposit insurance assessments due to an increase in the base assessment rates applicable to all insured institutions and the $1,750 charge for the special deposit insurance assessment collected by the FDIC from all insured institutions during the third quarter of 2009.

Efficiency Ratio
2010	2009	2008
59.97%	65.43%	64.60%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. Our efficiency ratio improved in 2010 as compared to 2009 due to the increase in noninterest income attributable to the gain arising from the Crescent acquisition. This increase was partially offset by an increase in noninterest expense. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for 2010, 2009 and 2008 was $15,018, $5,863 and $8,660, respectively. The effective tax rates for those years were 32.16%, 24.05% and 26.47%, respectively. The increase in the effective tax rate for 2010 as compared to the prior years presented is attributable to higher levels of taxable income in 2010 as a result of the gain arising from the Crescent acquisition.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, senior loan committee, a loss management committee and the Board of Directors loan committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a licensed real estate appraiser and employs an additional three licensed appraisers.

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $45,415, $39,145 and $34,905 at December 31, 2010, 2009 and 2008, respectively.

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loan and loss management committees and the Board of Directors loan committee and problem loan review committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination. During 2010, loan review personnel continued to focus its review on commercial and real estate loans rather than consumer and consumer mortgage loans.

In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality or “risk-rating” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring the credit quality. Loan requests of amounts greater than an officer’s lending limits are reviewed by senior credit officers, in-house loan committees or the Board of Directors.

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

The loss management committee and the Board of Directors problem loan review committee monitors loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. In addition, the Company’s portfolio management committee monitors and identifies risks within the Company’s loan portfolio by focusing its efforts on reviewing and analyzing loans which are not on the Company’s internal watch list. The portfolio management committee monitors loans in portfolios or regions which management believes could be stressed or experiencing credit deterioration.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $500 or greater by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.

After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings are initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals described in the above paragraph), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the Board of Directors’ loan committee for charge-off approval. These charge-offs reduce the allowance for loan losses.

Provision for Loan Losses to Average Loans
2010	2009	2008
1.26%	1.08%	0.88%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $30,665, $26,890 and $22,804 for 2010, 2009 and 2008, respectively. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the market in which we operate. The Company has increased the provision for loan losses in each of the last 3 years to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity. This deterioration is reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, over the same period. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. For impaired loans, specific reserves were established to adjust the carrying value of the loan to its estimated net realizable value.

Loans acquired in the Crescent acquisition were recorded, as of the acquisition date, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during 2010 because the fair value measurement incorporates an estimate of losses on acquired loans. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2010 were $24,395, or 1.00%, as a percentage of average loans compared to net charge-offs of $22,650, or 0.91%, for 2009 and $14,271, or 0.55%, for 2008. The increase in net charge-offs in 2010 and 2009 as compared to 2008 is a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. Although many of the markets in which we operate did not experience the extreme appreciation in real estate values as experienced in other national markets over the past few years, the real estate market in all of our markets began to slow down significantly in 2008. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. These conditions largely existed throughout 2010.

The increase in the allowance for loan losses as a percentage of total loans since December 31, 2008 is attributable to the increased provision for loan losses recorded as a result of credit deterioration identified by the Company in the loan portfolio, primarily related to the construction and land development loan segment of the portfolio.

The table below reflects the activity in the allowance for loan losses, in thousands, for the years ended December 31:

	2010	2009	2008	2007	2006
Balance at beginning of year	$39,145	$34,905	$26,372	$19,534	$18,363
Additions from business combinations	—	—	—	5,253	—
Provision for loan losses	30,665	26,890	22,804	4,838	2,408
Charge-offs
Commercial, financial, agricultural	1,161	2,682	623	253	659
Lease financing	—	—	—	—	—
Real estate – construction	4,181	2,719	2,393	1,821	222
Real estate – 1-4 family mortgage	14,189	16,234	11,224	1,411	1,762
Real estate – commercial mortgage	6,512	2,144	1,067	2	217
Installment loans to individuals	319	313	376	612	222

Total charge-offs	26,362	24,092	15,683	4,099	3,082
Recoveries
Commercial, financial, agricultural	282	187	207	432	501
Lease financing	—	—	—	—	—
Real estate – construction	68	199	136	28	—
Real estate – 1-4 family mortgage	999	700	237	230	249
Real estate – commercial mortgage	533	158	31	2	1,014
Installment loans to individuals	85	198	801	154	81
Total recoveries	1,967	1,442	1,412	846	1,845

Net charge-offs	24,395	22,650	14,271	3,253	1,237

Balance at end of year	$45,415	$39,145	$34,905	$26,372	$19,534

Net charge-offs to:
Loans - average	1.00%	0.91%	0.55%	0.14%	0.07%
Allowance for loan losses	53.72%	57.86%	40.89%	12.34%	6.33%
Allowance for loan losses to:
Loans - year end	2.07%	1.67%	1.38%	1.02%	1.07%
Nonperforming loans	84.32%	78.25%	87.45%	162.02%	173.05%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2010	2009	2008
Real estate – construction:
Residential	$1,378	$2,278	$1,735
Commercial	—	—	—
Condominiums	2,735	242	522

Total real estate – construction	4,113	2,520	2,257
Real estate – 1-4 family mortgage:
Primary	2,513	1,765	1,481
Home equity	1,601	2,191	1,160
Rental/investment	1,751	1,548	1,897
Land development	7,325	10,030	6,449

Total real estate – 1-4 family mortgage	13,190	15,534	10,987
Real estate – commercial mortgage:
Owner-occupied	2,713	213	227
Non-owner occupied	2,288	1,711	759
Land development	978	62	50

Total real estate – commercial mortgage	5,979	1,986	1,036

Total net charge-offs of loans secured by real estate	$23,282	$20,040	$14,280

All of the loans acquired in the Crescent acquisition and certain loans acquired in the Capital and Heritage mergers that are accounted for under ASC 310-30 are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The Company did not increase the provision for loan losses for loans accounted for under ASC 310-30 during 2010 or 2009. Management believes that as of December 31, 2010 the estimated cash flows of the loans accounted for under ASC 310-30 has not deteriorated further since the date of acquisition and, thus, the carrying value of these loans at December 31, 2010 continues to reflect the future cash flows.

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans at December 31 for each of the years presented:

	2010	2009	2008	2007	2006
Specific reserves for impaired loans	$17,529	$14,468	$8,769	$3,625	$4,377
Allocated reserves for remaining portfolio	27,886	24,677	26,136	22,747	15,157

Total	$45,415	$39,145	$34,905	$26,372	$19,534

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2010	2009	2008	2007	2006
Commercial, financial, agricultural	$2,625	$4,855	$5,238	$5,583	$4,570
Lease financing	3	4	8	12	19
Real estate – construction	2,115	4,494	6,590	2,613	982
Real estate – 1-4 family mortgage	20,870	15,593	10,514	8,219	6,481
Real estate – commercial mortgage	18,779	12,577	10,775	8,756	6,498
Installment loans to individuals	1,023	1,622	1,780	1,189	984

Total	$45,415	$39,145	$34,905	$26,372	$19,534

Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually past due 90 days, on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the loss management committee and our loan review staff closely monitor loans that are considered to be nonperforming. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest.

Due to the significant difference in the accounting for the covered assets and loss mitigation offered under the loss-sharing agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at December 31, 2010 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under ASC 310-30.

The following table provides a detail of the Company’s nonperforming assets covered and not covered under loss-sharing agreements at December 31, 2010:

	Covered Assets	Not Covered Assets	Total Assets
Nonaccruing loans	$82,393	$46,662	$129,055
Accruing loans past due 90 days or more	—	7,196	7,196

Total nonperforming loans	82,393	53,858	136,251
Other real estate owned	54,715	71,833	126,548

Total nonperforming assets	$137,108	$125,691	$262,799

Nonperforming loans to total loans			5.40%
Nonperforming assets to total assets			6.12%
Allowance for loan losses to total loans			1.80%

The asset quality measures surrounding the Company’s nonperforming loans and nonperforming assets discussed in the remainder of this section exclude covered loans and other real estate owned (“covered assets”) relating to the Crescent acquisition.

The following table shows the principal amounts of nonperforming and restructured loans that are not subject to a loss-sharing agreement at December 31:

	2010	2009	2008	2007	2006
Nonaccruing loans	$46,662	$39,454	$35,661	$14,231	$7,821
Accruing loans past due 90 days or more	7,196	10,571	4,252	2,046	3,467

Total nonperforming loans	53,858	50,025	39,913	16,277	11,288
Restructured loans	32,615	36,335	1,270	543	768

Total nonperforming and restructured loans	$86,473	$86,360	$41,183	$16,820	$12,056

Interest income recognized on nonaccruing and restructured loans	$1,200	$1,557	$1,597	$807	$233

Interest income foregone on nonaccruing and restructured loans	$2,166	$1,285	$538	$277	$486

Nonperforming loans to:
Loans – year end	2.46%	2.13%	1.58%	0.63%	0.62%
Loans – average	2.20%	2.00%	1.54%	0.72%	0.64%

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table above. As of December 31, 2010, we do not hold any other interest-bearing assets that would be included in the table above if such assets were loans.

The following table presents nonperforming loans, not subject to a loss-sharing agreement, by loan category at December 31 for each of the years presented.

	2010	2009	2008	2007	2006
Commercial, financial, agricultural	$2,422	$3,446	$2,709	$140	$574
Lease financing	—	—	—	—	—
Real estate – construction	333	3,648	6,451	3,671	3,721
Real estate – 1-4 family mortgage	35,893	28,630	25,517	9,199	5,160
Real estate – commercial mortgage	14,539	14,078	5,094	3,133	1,630
Installment loans to individuals	671	223	142	134	203

Total	$53,858	$50,025	$39,913	$16,277	$11,288

The following table provides further details of the Company’s nonperforming loans secured by real estate at December 31 for each of the years presented:

	2010	2009	2008
Real estate – construction:
Residential	$333	$3,648	$5,196
Commercial	—	—	—
Condominiums	—	—	1,255

Total real estate – construction	333	3,648	6,451
Real estate – 1-4 family mortgage:
Primary	6,514	4,281	2,968
Home equity	829	990	612
Rental/investment	10,942	5,500	3,796
Land development	17,608	17,859	18,141

Total real estate – 1-4 family mortgage	35,893	28,630	25,517
Real estate – commercial mortgage:
Owner-occupied	6,336	3,984	2,341
Non-owner occupied	4,300	5,049	2,753
Land development	3,903	5,045	—

Total real estate – commercial mortgage	14,539	14,078	5,094

Total nonperforming loans secured by real estate	$50,765	$46,356	$37,062

The increase in nonperforming loans since December 31, 2008, as shown in the above tables, is primarily attributable to continued credit deterioration in our commercial and residential land development loans over the period. Nonperforming land development loans represented 39.94%, 45.79% and 45.46% of total nonperforming loans at December 31, 2010, 2009 and 2008, respectively. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2010. Management also continually monitors past due loans for potential credit quality deterioration. Total loans past due 30-89 days were $21,520, $24,062 and $48,473 at December 31, 2010, 2009 and 2008, respectively.

As shown above, restructured loans totaled $32,615 at December 31, 2010 as compared to $36,335 at December 31, 2009 and $1,270 at December 31, 2008. At December 31, 2010, total loans restructured through interest rate concessions represented 75.59% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans secured by real estate at December 31, 2010 and 2009:

	2010	2009
Real estate – construction:
Residential	$—	$2,356
Commercial	—	—
Condominiums	—	5,610

Total real estate – construction	—	7,966
Real estate – 1-4 family mortgage:
Primary	4,313	1,240
Home equity	—	—
Rental/investment	1,969	550
Land development	14,834	21,221

Total real estate – 1-4 family mortgage	21,116	23,011
Real estate – commercial mortgage:
Owner-occupied	3,844	3,809
Non-owner occupied	5,510	—
Land development	1,839	350

Total real estate – commercial mortgage	11,193	4,159

Total restructured loans secured by real estate	$32,309	$35,136

Changes in the Company’s restructured loans are as follows:

Balance as of January 1, 2010	$36,335
Additional loans with concessions	19,312
Reductions due to:
Reclassified as nonperforming	(14,224)
Transfer to other real estate owned	(3,110)
Charge-offs	(2,914)
Paydowns	(1,820)
Lapse of concession period	(964)

Balance as of December 31, 2010	$32,615

Other real estate owned and repossessions consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other noninterest expense” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $27,901 was sold during the year ended December 31, 2010, resulting in a net loss of $1,824.

The following table provides details of the Company’s other real estate owned and repossessions as of December 31, 2010 and 2009:

	2010	2009
Residential real estate	$15,445	$18,038
Commercial real estate	18,266	10,336
Residential land development	33,172	27,018
Commercial land development	4,501	165
Other	449	3,011

Total other real estate owned and repossessions	$71,833	$58,568

Changes in the Company’s other real estate owned and repossessions as of December 31 are as follows:

	2010	2009
Balance as of January 1	$58,568	$25,111
Additions	44,408	49,377
Capitalized improvements	696	641
Impairments	(3,718)	(561)
Dispositions	(27,901)	(16,005)
Other	(220)	5

Balance as of December 31	$71,833	$58,568

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at December 31:

	Percentage Change In:
Change in Interest Rates(1) (In Basis Points)	Net Interest Income(2)		Economic Value of Equity (3)
	2010	2009	2010	2009
+200	(3.25%)	3.15%	10.70%	6.03%
+100	(3.37%)	0.95%	6.63%	6.27%
-100	(1.12%)	(1.51%)	(4.94%)	(10.56%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of 200 bps.
(2)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The balance sheet structure at December 31, 2010 indicates we are liability sensitive, while we were asset sensitive at December 31, 2009. The above results of the interest rate shock analysis are within the limits set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

We use interest rate swaps to mitigate our interest rate risk. In connection with the Crescent acquisition, the Bank acquired interest rate swaps on loans whereby it receives a fixed rate of interest and pays a variable rate based on the one-month LIBOR plus 334 basis points. These swaps had a notional amount of $7,673 and $7,910 and a fair value of $(941) and $(1,073) at December 31, 2010 and July 23, 2010, respectively. For more information about the Company’s derivative financial instruments, see Note R, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through maturities equal to 19.85% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2010, securities with a carrying value of approximately $348,392 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $386,965 at December 31, 2009. During 2010, management implemented a strategy to reduce public fund deposits through pricing initiatives and the runoff of deposit balances as government agencies utilized the funds held in these accounts, resulting in an increase in the amount of unpledged investment securities.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at December 31, 2010 or December 31, 2009. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs, primarily when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. As of December 31, 2010, the balance of our outstanding advances with the FHLB was $175,119. The total amount of the remaining credit available to us from the FHLB at December 31, 2010 was $808,632. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit maturing at various times within the next twelve months. At December 31, 2010 and 2009, there were no amounts outstanding under these lines of credit.

In October 2008, the FDIC announced the Temporary Liquidity Guaranty Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies. Under the final rules, qualifying newly issued senior unsecured debt with a maturity greater than 30 days issued on or before October 31, 2009, would be backed by the full faith and credit of the United States through June 30, 2012. The guarantee was limited to 2% of consolidated liabilities for entities, such as the Company, that had no senior unsecured debt outstanding as of September 30, 2008. Renasant Bank issued $50,000 of qualifying senior debt securities guaranteed under the TLGP in March 2009. Management used the proceeds from the debt issuance to pay-off long term advances with the FHLB as they matured in 2009.

The following table presents the percentage of total average deposits and borrowed funds, by type, and total cost of funds, for each of the years presented:

	Percentage of Total			Cost of Funds
	2010	2009	2008	2010	2009	2008
Noninterest-bearing demand	9.69%	9.16%	8.96%	—%	—%	—%
Interest-bearing demand	31.61	27.29	24.95	1.10	1.33	1.78
Savings	4.40	2.80	3.23	0.73	0.17	0.54
Time deposits	41.62	39.68	39.16	2.18	2.67	3.80
Federal Home Loan Bank advances	8.49	16.52	19.76	3.67	3.42	3.43
Other borrowed funds	4.19	4.55	3.94	3.47	3.99	4.60

Total deposits and borrowed funds	100.00%	100.00%	100.00%	1.74%	2.17%	2.81%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Our cost of funds decreased in 2010 and 2009 as management used lower costing deposits and repaid higher costing funding sources. For 2008, our cost of funds decreased as management took advantage of lower costing alternative funding sources, such as FHLB advances, rather than competing for the higher costing deposits available in our markets.

Cash and cash equivalents were $292,669 at December 31, 2010, compared to $148,560 at December 31, 2009 and $100,394 at December 31, 2008. Cash provided by investing activities for the year ended December 31, 2010 was $329,820, compared to cash provided of $96,594 in 2009 and cash used in investing activities of $156,224 in 2008. A net decrease in loans provided funds of $120,331, $112,266 and $14,400 during 2010, 2009 and 2008, respectively. The Company used $530,699 to purchase investment securities in 2010 compared to $362,865 in 2009. Proceeds from the sale, call or maturity of securities in our investment portfolio totaled $414,563 for 2010 compared to $348,237 in 2009. The acquisition of Crescent provided cash of $337,127 in 2010.

Cash used in financing activities for the year ended December 31, 2010 and 2009 was $286,161 and $98,133, respectively, compared to cash provided by financing activities of $94,224 for 2008. Cash flows from the generation of deposits were $1,948 for 2010 compared to $231,769 for 2009. The cash provided in the Crescent transaction and the deposits generated in 2009 were used primarily to reduce our total borrowings in each respective year. Cash used to reduce total borrowings was $326,543 for 2010 and $372,679 for 2009. Proceeds from long-term debt for the year ended December 31, 2009 were $56,935, which includes $50,000 of proceeds from the issuance of guaranteed senior unsecured debt under the TLGP discussed above. Cash provided by financing activities for 2010 includes the proceeds from the issuance of 3.925 million shares of the Company’s common stock in a public equity offering. The proceeds from the equity offering totaled $51,832 and were used to increase our capital in connection with the Crescent acquisition.

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to Note N, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a detailed discussion of the federal and state restrictions on the Bank’s ability to transfer funds to the Company.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Loan commitments	$325,309	$320,259	$614,311
Standby letters of credit	28,105	28,956	27,497

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about the Company’s off-balance sheet transactions, see Note K, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations

The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	E	$2,129	$3,808	$3,014	$5,977	$14,928
Deposits without a stated maturity(1)	H	1,905,819	—	—	—	1,905,819
Time deposits	H	1,038,218	332,398	189,303	2,413	1,562,332
Treasury, tax and loan notes	I	3,299	—	—	—	3,299
Securities sold under agreements to repurchase	I	12,087	—	—	—	12,087
Federal Home Loan Bank advances	J	7,071	91,313	23,083	53,652	175,119
Junior subordinated debentures	J	—	—	—	75,931	75,931
TLGP Senior Note	J	—	50,000	—	—	50,000
Purchase obligations(2)		2,152	—	—	—	2,152

Total contractual obligations		$2,970,775	$477,519	$215,400	$137,973	$3,801,667

(1)	Excludes interest.
(2)

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for capital expenditures expected to be incurred in connection with equipment upgrades and software implementation.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $469,509, $410,122, and $400,371 at December 31, 2010, 2009 and 2008, respectively. Book value per share was $18.75, $19.45 and $19.00 at December 31, 2010, 2009 and 2008, respectively. During 2010, the Company issued and sold 3.925 million shares of its $5.00 par value per share common stock at a purchase price of $14.00 per share in a private placement with accredited institutional investors. The Company subsequently registered the shares sold in the private placement for resale by the purchasers thereof, although the Company will not receive any proceeds from any resales. The net proceeds to the Company from the private placement, which was completed on July 23, 2010, were $51,832. The remainder of the growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

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

The Company has junior subordinated debentures with a carrying value of $75,931 at December 31, 2010, of which $73,000 are included in the Company’s Tier I capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 (the date fixed by the Dodd-Frank Act) may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier I Capital to Average Assets (Leverage)	Tier I Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank as of December 31, 2010:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to Average Assets
Renasant Corporation	$367,083	8.97%	$204,701	5.00%	$163,761	4.00%
Renasant Bank	343,583	8.40%	204,434	5.00%	163,547	4.00%

Tier I Capital to Risk-Weighted Assets
Renasant Corporation	$367,083	13.58%	$162,207	6.00%	$108,138	4.00%
Renasant Bank	343,583	12.73%	161,930	6.00%	107,953	4.00%

Total Capital to Risk-Weighted Assets
Renasant Corporation	$401,020	14.83%	$270,344	10.00%	$216,276	8.00%
Renasant Bank	377,463	13.99%	269,883	10.00%	215,906	8.00%

SEC Form 10-K

A COPY OF THIS ANNUAL REPORT ON FORM 10-K , AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, VICE PRESIDENT, RENASANT CORPORATION, 209 TROY STREET, TUPELO, MISSISSIPPI, 38804-4827.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the discussion found under the headings “Risk Management – Interest Rate Risk” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for the disclosures required pursuant to this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All schedules have been omitted because they are not required or are not applicable.

RENASANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an assessment of the Company’s system of internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw Chairman, President and Chief Executive Officer	Stuart R. Johnson Executive Vice President and Chief Financial Officer

March 9, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee

March 9, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited Renasant Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Company as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 9, 2011 expressed an unqualified opinion.

Memphis, Tennessee

March 9, 2011

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2010	2009
Assets
Cash and due from banks	$47,705	$63,049
Interest-bearing balances with banks	244,964	85,511

Cash and cash equivalents	292,669	148,560
Securities held to maturity (fair value of $228,157 and $139,433, respectively)	230,786	138,806
Securities available for sale, at fair value	603,686	575,358
Mortgage loans held for sale	27,704	25,749
Loans, net of unearned income:
Covered under loss-share agreements	333,681	—
Not covered under loss-share agreements	2,190,909	2,347,615

Total loans, net of unearned income	2,524,590	2,347,615
Allowance for loan losses	(45,415)	(39,145)

Loans, net	2,479,175	2,308,470
Premises and equipment, net	51,424	43,672
Other real estate owned and repossessions:
Covered under loss-share agreements	54,715	—
Not covered under loss-share agreements	71,833	58,568

Total other real estate owned and repossessions	126,548	58,568
Goodwill	184,879	184,884
Other intangible assets, net	6,988	6,473
FDIC loss-share indemnification asset	155,657	—
Other assets	137,811	150,541

Total assets	$4,297,327	$3,641,081

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$368,798	$304,962
Interest-bearing	3,099,353	2,271,138

Total deposits	3,468,151	2,576,100
Short-term borrowings	15,386	22,397
Long-term debt	301,050	595,627
Other liabilities	43,231	36,835

Total liabilities	3,827,818	3,230,959
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 and 22,790,797 shares issued, respectively; 25,043,112 and 21,082,991 shares outstanding, respectively	133,579	113,954
Treasury stock, at cost	(27,187)	(27,788)
Additional paid-in capital	217,011	184,831
Retained earnings	162,547	146,581
Accumulated other comprehensive loss	(16,441)	(7,456)

Total shareholders’ equity	469,509	410,122

Total liabilities and shareholders’ equity	$4,297,327	$3,641,081

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year Ended December 31,
	2010	2009	2008
Interest income
Loans	$136,990	$138,738	$167,580
Securities
Taxable	21,689	26,603	28,258
Tax-exempt	6,087	4,996	4,585
Other	573	227	539

Total interest income	165,339	170,564	200,962

Interest expense
Deposits	44,487	46,708	63,509
Borrowings	15,790	24,390	28,011

Total interest expense	60,277	71,098	91,520

Net interest income	105,062	99,466	109,442
Provision for loan losses	30,665	26,890	22,804

Net interest income after provision for loan losses	74,397	72,576	86,638

Noninterest income
Service charges on deposit accounts	21,704	22,000	22,645
Fees and commissions	14,968	16,621	16,118
Insurance commissions	3,408	3,319	3,483
Trust revenue	2,404	2,039	2,444
Gains on sales of securities available for sale	3,955	1,673	—
Other-than-temporary-impairment losses on securities available for sale	(16,189)	—	—
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	13,114	—	—

Net impairment losses on securities	(3,075)	—	—
BOLI income	2,584	2,439	2,160
Gains on sales of mortgage loans held for sale	6,224	7,566	5,447
Gain on acquisition	42,211	—	—
Other	1,532	1,901	1,745

Total noninterest income	95,915	57,558	54,042

Noninterest expense
Salaries and employee benefits	58,900	55,415	57,400
Data processing	6,374	5,605	5,209
Net occupancy and equipment	11,844	12,338	13,295
Other real estate owned	9,618	2,488	1,643
Professional fees	3,800	3,813	3,509
Advertising and public relations	3,747	3,176	5,085
Intangible amortization	1,974	1,966	2,455
Communications	4,677	4,390	4,591
Extinguishment of debt	2,785	—	—
Other	19,900	16,562	14,781

Total noninterest expense	123,619	105,753	107,968

Income before income taxes	46,693	24,381	32,712
Income taxes	15,018	5,863	8,660

Net income	$31,675	$18,518	$24,052

Basic earnings per share	$1.39	$0.88	$1.15

Diluted earnings per share	$1.38	$0.87	$1.14

Cash dividends per common share	$0.68	$0.68	$0.68

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data)

			Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount

Balance at January 1, 2008	20,841,365	113,954	(31,413)	184,856	132,774	(1,098)	399,073

Net income					24,052		24,052
Changes in other comprehensive income (loss)						(11,141)	(11,141)

Comprehensive income							12,911
Cumulative effect of change in accounting for endorsement split-dollar life insurance arrangements					(78)		(78)
Cash dividends ($0.680 per share)					(14,321)		(14,321)
Exercise of stock-based compensation	322,159		5,373	(1,597)			3,776
Stock option compensation				1,014			1,014
Treasury stock purchased	(95,985)		(2,004)				(2,004)

Balance at December 31, 2008	21,067,539	113,954	(28,044)	184,273	142,427	(12,239)	400,371

Net income					18,518		18,518
Changes in other comprehensive income (loss)						4,783	4,783

Comprehensive income							23,301
Cash dividends ($0.680 per share)					(14,364)		(14,364)
Exercise of stock-based compensation	15,452		256	(68)			188
Stock option compensation				626			626

Balance at December 31, 2009	21,082,991	$113,954	$(27,788)	$184,831	$146,581	$(7,456)	$410,122

Net income					31,675		31,675
Changes in other comprehensive income (loss)						(8,985)	(8,985)

Comprehensive income							22,690
Cash dividends ($0.680 per share)					(15,709)		(15,709)
Shares issued in equity offering	3,925,000	19,625		32,181			51,806
Exercise of stock-based compensation	35,121		601	(753)			(152)
Stock option compensation				752			752

Balance at December 31, 2010	25,043,112	$133,579	$(27,187)	$217,011	$162,547	$(16,441)	$469,509

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands, Except Share Data)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$31,675	$18,518	$24,052
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,665	26,890	22,804
Depreciation, amortization and accretion	9,503	8,899	6,648
Deferred income tax expense (benefit)	9,750	(447)	1,575
Funding of mortgage loans held for sale	(519,447)	(815,067)	(742,090)
Proceeds from sales of mortgage loans held for sale	523,716	838,689	743,200
Gains on sales of mortgage loans held for sale	(6,224)	(7,566)	(5,447)
Gains on sales of securities available for sale	(3,955)	(1,673)	—
Other-than-temporary-impairment losses on securities	3,075	—	—
Gains on sales of premises and equipment	(41)	(18)	(109)
Gain on acquisition	(42,211)	—	—
Stock-based compensation	752	626	1,014
Decrease (increase) in other assets	59,465	(19,452)	15,150
Increase (decrease) in other liabilities	3,727	306	(4,196)

Net cash provided by operating activities	100,450	49,705	62,601
Investing activities
Purchases of securities available for sale	(426,790)	(356,319)	(326,064)
Proceeds from sales of securities available for sale	129,924	107,739	—
Proceeds from call/maturities of securities available for sale	273,979	233,654	159,506
Purchases of securities held to maturity	(103,909)	(6,546)	—
Proceeds from call/maturities of securities held to maturity	10,660	6,844	—
Net decrease in loans	120,331	112,266	14,400
Purchases of premises and equipment	(11,757)	(1,113)	(4,279)
Proceeds from sales of premises and equipment	255	69	213
Net cash received in acquisition	337,127	—	—

Net cash provided by (used in) investing activities	329,820	96,594	(156,224)
Financing activities
Net increase (decrease) in noninterest-bearing deposits	24,769	20,735	(15,167)
Net (decrease) increase in interest-bearing deposits	(22,821)	211,034	(188,178)
Net decrease in short-term borrowings	(7,011)	(292,144)	(55,915)
Proceeds from long-term debt	2,180	56,935	438,940
Repayment of long-term debt	(319,532)	(80,535)	(73,227)
Purchase of treasury stock	—	—	(2,004)
Cash paid for dividends	(15,709)	(14,364)	(14,321)
Cash received on exercise of stock-based compensation	126	206	3,284
Excess tax benefits from stock-based compensation	5	—	812
Proceeds from equity offering	51,832	—	—

Net cash (used in) provided by financing activities	(286,161)	(98,133)	94,224

Net increase in cash and cash equivalents	144,109	48,166	601
Cash and cash equivalents at beginning of year	148,560	100,394	99,793

Cash and cash equivalents at end of year	$292,669	$148,560	$100,394

Supplemental disclosures
Cash paid for interest	$62,244	$72,955	$99,666
Cash paid for income taxes	4,165	7,133	11,990
Noncash transactions:
Transfers of loans to other real estate	51,334	49,377	28,608
Transfer of securities classified as available for sale to held to maturity	—	139,566	—

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

(In Thousands, Except Share Data)

Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and north central Alabama and north Georgia.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation: In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, “Consolidation” (“ASC 810”), a company’s consolidated financial statements are required to include subsidiaries in which the company has a controlling financial interest. The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company is not the primary beneficiary of any variable interest entity as defined by ASC 810.

Business Combinations: Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Securities: Debt securities are classified as held to maturity when purchased if management has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities not classified as held to maturity or trading are classified as available for sale. Presently, the Company has no intention of establishing a trading classification. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within shareholders’ equity.

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Dividend income is included in interest income from securities. Realized gains and losses on sales of securities available for sale are reflected under the line item “Gains (losses) on sales of securities available for sale” on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Management periodically reviews the investment portfolio for impairment based upon a number of factors, including but not limited to, length of time and extent to which the fair value has been less than cost, the likelihood of the security’s ability to recover any decline in its fair value, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations and ability to retain the security for a period of time sufficient to allow for recovery in fair value. Impairments on securities are recognized when management, based on its analysis, deems the impairment to be other-than-temporary. Disclosures about unrealized losses in our securities portfolio that have not been recognized as other-than-temporary impairments are provided in Note C, “Securities.”

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

Mortgage Loans Held for Sale: Mortgage loans held for sale represent residential mortgage loans held for sale. Loans held for sale are carried at the lower of aggregate cost or market value and are classified separately on the Consolidated Balance Sheets. Commitments for loans to be sold are locked in at the contractual rate upon closing of the loan, thereby eliminating any interest rate risk for the Company. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These gains and losses are classified under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income.

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

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part, to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses for specifically identified loans as well as probable losses inherent in the loan portfolio. Management and the internal loan review staff evaluate the adequacy of the allowance for loan losses quarterly. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment and premises. The annual provisions for depreciation have been computed primarily using estimated lives of forty years for premises, seven years for furniture and equipment and three to five years for computer equipment. Leasehold improvements are expensed over the period of the leases or the estimated useful life of the improvements, whichever is shorter.

Other Real Estate and Repossessions: Other real estate owned and repossessions consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2010, 2009 or 2008.

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by Renasant Bank on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. The carrying value of BOLI included in the Consolidated Balance Sheets under the line item “Other assets” at December 31, 2010 and 2009 was $81,888 and $73,296, respectively. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Insurance Agency Revenues: Renasant Insurance, Inc. is a full-service insurance agency offering all lines of commercial and personal insurance through major third-party insurance carriers. Commissions and fees are recognized when earned based on contractual terms and conditions of insurance policies with the insurance carriers. Contingency fee income paid by the insurance carriers is recognized upon receipt. These commissions and fees are classified under the line item “Insurance commissions” on the Consolidated Statements of Income.

Trust and Financial Services Revenues: The Company offers trust services as well as various alternative investment products, including annuities and mutual funds. Trust revenues are recognized on the accrual basis in accordance with the contractual terms of the trust. Commissions and fees from the sale of annuities and mutual funds are recognized when earned based on contractual terms with the third-party broker dealer. These commissions and fees are classified under the line item “Trust revenue” on the Consolidated Statements of Income.

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

Deferred income taxes, included in “Other assets” on the Consolidated Balance Sheets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes that the Company and its subsidiaries will realize a substantial majority of the deferred tax assets. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized through a charge to income tax expense.

Derivative Instruments and Hedging Activities: The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure. These derivative financial instruments currently include interest rate swaps and mortgage loan commitments. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”).

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

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan may be locked in for up to thirty days with the customer. Once a mortgage loan commitment is entered into with a customer, the Company enters into a sales agreement with an investor in the secondary market to sell such loan on a “best efforts” basis. Under this sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting.

Treasury Stock: The Company had an active repurchase plan for the acquisition of its common stock until January 24, 2008. Treasury stock is recorded at cost. Shares held in treasury are not retired.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date. Further, compensation expense is based on an estimate of the number of grants expected to vest and is recognized over the grants’ vesting period. The Company did not estimate any forfeitures for 2010, due to the low historical forfeiture rate. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note M, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.

Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding stock options and warrants were exercised into common shares, calculated in accordance with the treasury stock method. See Note V, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

Impact of Recently-Issued Accounting Standards and Pronouncements: In January 2010, FASB issued an update to ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) that requires new disclosures and clarifications of existing disclosures about recurring and nonrecurring fair value measurements. As to new disclosure requirements, a reporting entity must disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers, and present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. As to clarifications of existing disclosures, a reporting entity should provide fair value measurements for each class within each category of assets and liabilities, and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which are effective beginning after December 15, 2010, and for interim periods within those fiscal years. See Note Q, “Fair Value Measurements,” in these Notes to Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update. The Company is currently in the process of evaluating the impact on its financial statements of adopting the portion of this update regarding disclosures presenting separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs.

In July 2010, FASB issued an update to ASC 310, “Receivables,” (“ASC 310”) that requires enhanced and additional disclosures that will provide financial statement users with greater transparency about a reporting entity’s allowance for credit losses and the credit quality of its financial receivables. A reporting entity must provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in its portfolio of financing receivables, explaining how that risk is analyzed and assessed in arriving at the allowance for credit losses, and detailing the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, a reporting entity should provide disclosures on a disaggregated basis: by portfolio segment and/or by class of financing receivable. This update to ASC 310 amends existing disclosures to require a reporting entity to provide a rollforward schedule of the allowance for credit losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method. A reporting entity must also present nonaccrual, past due 90 days or more and still accruing and impaired financing receivables by class. Additional disclosures include credit quality indicators of financing receivables at the end of the reporting period presented by class, the aging of past due financing receivables at the end of the reporting period presented by class, the nature and extent of troubled debt restructurings that occurred during the period presented by class and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period presented by class and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period presented by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note D, “Loans and the Allowance for Loan Losses,” in these Notes to Consolidated Financial

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Statements for further disclosures regarding the Company’s adoption of this update. An update issued in January 2011 temporarily deferred the effective date for the disclosures related to troubled debt restructurings to be concurrent with the effective date of a proposed update that will provide new guidance for determining what constitutes a troubled debt restructuring, which is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued an update to ASC 805 that provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by ASC Topic 805 when comparative financial statements are presented. This update also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This update is effective for the Company prospectively for business combinations occurring after December 31, 2010.

Note B – FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust

(In Thousands)

On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Crescent. Crescent operated 11 branches in the northwest region of Georgia. The acquisition allowed the Company to expand its footprint into new markets in the State of Georgia. In addition, this acquisition gives the Company options to evaluate expansion opportunities in North Georgia and adjacent states.

In connection with the acquisition, the Bank entered into loss-sharing agreements with the FDIC that covered $528,051 of Crescent loans and $79,359 of other real estate owned (the “covered assets”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-sharing agreements. Pursuant to the terms of the loss-sharing agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets.

As part of the loan portfolio fair value estimation, the Bank established a FDIC loss-share indemnification asset, which represents the present value of the estimated losses on loans to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the loans. The FDIC loss-share indemnification asset will be reduced as losses are recognized on loans and loss-sharing payments are received from the FDIC. Realized losses in excess of estimates as of the date of the acquisition will increase the FDIC loss-share indemnification asset. Conversely, if realized losses are less than these estimates, the portion of the FDIC loss-share indemnification asset no longer expected to result in a payment from the FDIC will be amortized to interest income using the effective interest method.

The acquisition of Crescent resulted in a pre-tax gain of $42,211. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $16,146, resulting in an after-tax gain of $26,065. Under the Internal Revenue Code, the gain will be recognized over the next six years. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred. This gain is recognized as noninterest income in the Consolidated Statements of Income.

Acquisition costs related to the Crescent acquisition of $1,955 were recognized as other noninterest expense in the Consolidated Statements of Income for the year ended December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note B – FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust (continued)

The following table sets forth the fair values of the assets acquired and liabilities assumed by the Bank in the acquisition of Crescent as of July 23, 2010:

Assets Acquired
Cash and due from banks	$337,127
Securities available for sale	21,044
Federal Home Loan Bank stock	3,162
Loans	371,100
Other real estate owned	50,168
FDIC loss-share indemnification asset	153,244
Core deposit intangible	2,489
Receivable from FDIC	17,224
Other assets	3,749

Total assets acquired	959,307
Liabilities Assumed
Deposits:
Noninterest-bearing	39,067
Interest-bearing	851,036

Total deposits	890,103
Advances from Federal Home Loan Bank of Atlanta	24,101
Accrued expenses and other liabilities	2,892

Total liabilities assumed	917,096

Net assets acquired	42,211
Deferred tax liability	16,146

Net assets assumed, including deferred tax liability	$26,065

The Company’s operating results for the year ended December 31, 2010 include the operating results of the assets acquired and liabilities assumed in the acquisition subsequent to the July 23, 2010 closing date. The significance of the fair value adjustments recorded as well as the nature of the loss-sharing agreements in connection with an FDIC-assisted transaction are integral to accurately assessing the impact of the acquired operations on the operations of the Company. Disclosure of pro forma financial information is made more difficult by the troubled nature of Crescent prior to the date of the acquisition. Therefore, the Company has determined that pro forma financial information in relation to the acquisition of Crescent is neither practical nor meaningful.

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of other U.S. Government agencies and corporations	$24,703	$—	$(404)	$24,299
Obligations of states and political subdivisions	206,083	1,408	(3,633)	203,858

	$230,786	$1,408	$(4,037)	$228,157

December 31, 2009
Obligations of states and political subdivisions	$138,806	$958	$(331)	$139,433

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

The amortized cost and fair value of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of other U.S. Government agencies and corporations	$73,656	$266	$(1,170)	$72,752
Mortgage-backed securities	489,068	10,819	(3,377)	496,510
Trust preferred securities	32,452	150	(28,019)	4,583
Other equity securities	29,674	167	—	29,841

	$624,850	$11,402	$(32,566)	$603,686

December 31, 2009
Obligations of other U.S. Government agencies and corporations	$63,130	$191	$(289)	$63,032
Mortgage-backed securities	445,647	13,589	(1,345)	457,891
Trust preferred securities	33,803	137	(19,502)	14,438
Other equity securities	39,971	26	—	39,997

	$582,551	$13,943	$(21,136)	$575,358

Gross gains on sales of securities available for sale for 2010 were $4,499, compared to gross losses on sales of securities available for sale of $544 for 2010. Gross gains on sales of securities available for sale for the year ended December 31, 2009 were $2,318. These gains were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009. For the year ended December 31, 2008, there were no sales of securities available for sale.

At December 31, 2010 and 2009, securities with a carrying value of approximately $325,176 and $361,723, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $23,216 and $25,242 were pledged as collateral for short-term borrowings at December 31, 2010 and 2009, respectively.

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,567	$9,578	$—	$—
Due after one year through five years	44,517	44,853	2,989	3,041
Due after five years through ten years	67,155	67,349	70,667	69,711
Due after ten years	109,547	106,377	32,452	4,583
Mortgage-backed securities	—	—	489,068	496,510
Other equity securities	—	—	29,674	29,841

	$230,786	$228,157	$624,850	$603,686

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Obligations of other U.S Government agencies and corporations	$15,104	$(404)	$—	$—	$15,104	$(404)
Obligations of states and political subdivisions	97,367	(3,633)	—	—	97,367	(3,633)

Total	$112,471	$(4,037)	$—	$—	$112,471	$(4,037)

December 31, 2009
Obligations of states and political subdivisions	$64,155	$(331)	$—	$—	$64,155	$(331)

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Obligations of other U.S Government agencies and corporations	$39,513	$(1,170)	$—	$—	$39,513	$(1,170)
Mortgage-backed securities	148,867	(3,359)	2,254	(18)	151,121	(3,377)
Trust preferred securities	—	—	1,433	(28,019)	1,433	(28,019)
Other equity securities	—	—	—	—	—	—

Total	$188,380	$(4,529)	$3,687	$(28,037)	$192,067	$(32,566)

December 31, 2009
Obligations of other U.S Government agencies and corporations	$30,238	$(289)	$—	$—	$30,238	$(289)
Mortgage-backed securities	56,044	(872)	6,350	(473)	62,394	(1,345)
Trust preferred securities	—	—	11,301	(19,502)	11,301	(19,502)
Other equity securities	—	—	—	—	—	—

Total	$86,282	$(1,161)	$17,651	$(19,975)	$103,933	$(21,136)

The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income in the Consolidated Statements of Income. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss within noninterest income depends on whether an entity intends to sell the debt security and whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. If an entity intends to, or has decided to, sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

The Company holds investments in pooled trust preferred securities and those from a single issuer. The investments in pooled trust preferred securities had a cost basis of $29,452 and $30,803 and a fair value of $1,433 and $11,301 at December 31, 2010 and December 31, 2009, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 321 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity. At December 31, 2010, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for two of the four pooled trust preferred securities. Accordingly, the Company recognized credit related impairment losses on these securities of $3,075 during the year ended December 31, 2010.

The following table provides information regarding the Company’s investments in pooled trust preferred securities as of December 31, 2010:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default	Projected Additional Deferrals or Defaults

XXIV	Pooled	B-2	$12,076	$4	$(12,072)	Caa3	41%	15%
XXVI	Pooled	B-2	5,565	292	(5,273)	Ca	36%	9%
XXIII	Pooled	B-2	10,595	963	(9,632)	Ca	28%	9%
XIII	Pooled	B-2	1,216	174	(1,042)	Ca	28%	15%

			$29,452	$1,433	$(28,019)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income at December 31, 2010:

Beginning balance	$—
Additions related to credit losses for which OTTI was not previously recognized	(3,075)

Ending balance	$(3,075)

Note D – Loans and the Allowance for Loan Losses

(In Thousands)

The following is a summary of loans as of December 31:

	2010	2009
Commercial, financial, agricultural	$265,276	$281,329
Lease financing	533	832
Real estate – construction	82,361	133,299
Real estate – 1-4 family mortgage	872,382	820,917
Real estate – commercial mortgage	1,239,843	1,040,589
Installment loans to individuals	64,225	70,703

Gross loans	2,524,620	2,347,669
Unearned income	(30)	(54)

Loans, net of unearned income	2,524,590	2,347,615
Allowance for loan losses	(45,415)	(39,145)

Net loans	$2,479,175	$2,308,470

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment and the related recorded investment in loans, net of unearned income, for the years ended December 31, 2010 and 2009:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial	Installment and Other(1)	Total
2010
Allowance for loan losses:
Beginning balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145
Provision for loan losses	(1,351)	1,734	18,467	12,181	(366)	30,665
Charge-offs	(1,161)	(4,181)	(14,189)	(6,512)	(319)	(26,362)
Recoveries	282	68	999	533	85	1,967

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

Period end amount allocated to:
Individually evaluated for impairment	$549	$20	$10,349	$6,611	$—	$17,529
Collectively evaluated for impairment	2,076	2,095	10,521	12,168	1,026	27,886
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

Loans, net of unearned income:
Individually evaluated for impairment	$7,361	$8,837	$94,883	$81,288	$—	$192,369
Collectively evaluated for impairment	236,991	57,961	654,981	983,982	56,570	1,990,485
Loans acquired with deteriorated credit quality	20,924	15,563	122,518	174,573	8,158	341,736

Ending balance	$265,276	$82,361	$872,382	$1,239,843	$64,728	$2,524,590

2009
Allowance for loan losses:
Beginning balance	$5,238	$6,590	$10,514	$10,775	$1,788	$34,905
Provision for loan losses	2,112	424	20,613	3,788	(47)	26,890
Charge-offs	(2,682)	(2,719)	(16,234)	(2,144)	(313)	(24,092)
Recoveries	187	199	700	158	198	1,442

Ending balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145

Period end amount allocated to:
Individually evaluated for impairment	$126	$1,190	$8,476	$4,676	$—	$14,468
Collectively evaluated for impairment	4,729	3,304	7,117	7,901	1,626	24,677
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145

Loans, net of unearned income
Individually evaluated for impairment	$11,575	$31,800	$115,073	$67,209	$84	$225,741
Collectively evaluated for impairment	269,754	101,499	705,844	973,380	71,397	2,121,874
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$281,329	$133,299	$820,917	$1,040,589	$71,481	$2,347,615

(1)Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Changes in the allowance for loan losses for the year ended December 31, 2008 were as follows:

Balance at January 1, 2008	$26,372
Provision for loan losses	22,804
Charge-offs	(15,683)
Recoveries	1,412

Balance at December 31, 2008	$34,905

For commercial and commercial real estate secured loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor. The “Watch” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 6 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades at December 31, 2010:

	Pass	Watch	Substandard	Total
Commercial, financial, agricultural	$184,125	$3,536	$3,825	$191,486
Real estate – construction	40,129	6,528	2,309	48,966
Real estate – 1-4 family mortgage	121,896	47,911	46,972	216,779
Real estate – commercial mortgage	856,819	49,408	31,880	938,107

Total	$1,202,969	$107,383	$84,986	$1,395,338

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the Company’s loan portfolio by historical loss at December 31, 2010:

	Performing	Non- Performing	Total
Commercial, financial, agricultural	$52,866	$—	$52,866
Lease financing	503	—	503
Real estate – construction	17,832	—	17,832
Real estate – 1-4 family mortgage	527,086	5,999	533,085
Real estate – commercial mortgage	127,068	95	127,163
Installment loans to individuals	55,996	71	56,067

Total	$781,351	$6,165	$787,516

Loans acquired in the Crescent acquisition were recorded, as of the acquisition date, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during 2010 because the fair value measurement incorporates an estimate of losses on acquired loans. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

In these Notes to Consolidated Financial Statements, the Company refers to loans subject to the loss-sharing agreements as “covered loans” or “loans covered under loss-share agreements” and loans that are not subject to the loss-sharing agreements as “loans not covered by loss-share agreements.”

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

A summary of loans acquired in the Crescent acquisition at December 31, 2010 at fair value follows:

	Impaired Covered Loans	All Other Covered Loans	Not Covered	Total Loans
Commercial, financial, agricultural	$10	$20,911	$3	$20,924
Real estate – construction	8,313	7,250	—	15,563
Real estate – 1-4 family mortgage	20,293	102,225	—	122,518
Real estate – commercial mortgage	67,445	107,128	—	174,573
Installment loans to individuals	—	106	8,052	8,158

Total	$96,061	$237,620	$8,055	$341,736

The following table provides an aging of past due loans, segregated by class, at December 31, 2010 and 2009:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Accruing 90 Days or More Past Due
2010
Commercial, financial, agricultural	$2,916	$3,869	$6,785	$258,491	$265,276	$224
Lease financing	—	—	—	503	503	—
Real estate – construction	667	11,419	12,086	70,275	82,361	128
Real estate – 1-4 family mortgage	22,255	45,971	68,226	804,156	872,382	4,794
Real estate – commercial mortgage	8,905	46,152	55,057	1,184,786	1,239,843	2,016
Installment loans to individuals	751	205	956	63,269	64,225	34

Total	$35,494	$107,616	$143,110	$2,381,480	$2,524,590	$7,196

2009
Commercial, financial, agricultural	$1,988	$3,446	$5,434	$275,895	$281,329	$843
Lease financing	3	—	3	775	778	—
Real estate – construction	500	3,647	4,147	129,152	133,299	1,556
Real estate – 1-4 family mortgage	15,814	26,042	41,856	779,061	820,917	5,622
Real estate – commercial mortgage	7,034	10,276	17,310	1,023,279	1,040,589	2,379
Installment loans to individuals	469	216	685	70,018	70,703	171

Total	$25,808	$43,627	$69,435	$2,278,180	$2,347,615	$10,571

Nonaccrual loans at December 31, 2010 and 2009, segregated by class, were as follows:

	2010	2009
Commercial, financial, agricultural	$5,508	$2,603
Lease financing	—	—
Real estate – construction	11,980	2,091
Real estate – 1-4 family mortgage	60,203	23,009
Real estate – commercial mortgage	50,719	11,699
Installment loans to individuals	645	52

Gross loans	$129,055	$39,454

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Impaired loans recognized in conformity with ASC 310 at December 31, 2010 and 2009, segregated by class, were as follows.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2010
With a related allowance recorded:
Commercial, financial, agricultural	$2,298	$2,547	$549	$2,684	$44
Real estate – construction	181	181	20	906	22
Real estate – 1-4 family mortgage	42,889	43,654	10,349	44,756	1,116
Real estate – commercial mortgage	26,582	27,775	6,611	28,784	894

Total	$71,950	$74,157	$17,529	$77,130	$2,076

With no related allowance recorded:
Commercial, financial, agricultural	$10	$10	$—	$10	$—
Real estate – construction	8,313	8,313	—	8,315	—
Real estate – 1-4 family mortgage	26,611	29,086	—	30,455	87
Real estate – commercial mortgage	68,132	68,132	—	69,989	130

Total	$103,066	$105,541	$—	$108,769	$217

Total impaired loans	$175,016	$179,698	$17,529	$185,899	$2,293

2009
With a related allowance recorded:
Commercial, financial, agricultural	$3,324	$3,324	$126	$3,598	$141
Real estate – construction	9,976	9,976	1,190	9,952	250
Real estate – 1-4 family mortgage	44,831	44,898	8,476	40,461	969
Real estate – commercial mortgage	18,812	19,293	4,676	22,986	1,068

Total	$76,943	$77,491	$14,468	$76,997	$2,428

With no related allowance recorded:
Commercial, financial, agricultural	$181	$361	$—	$272	$—
Real estate – construction	41	118	—	61	—
Real estate – 1-4 family mortgage	1,419	2,462	—	1,943	24
Real estate – commercial mortgage	—	—	—	—	—

Total	$1,641	$2,941	$—	$2,276	$24

Total impaired loans	$78,584	$80,432	$14,468	$79,273	$2,452

Restructured loans totaled $32,615 at December 31, 2010 as compared to $36,335 at December 31, 2009. The allocated allowance for loan losses attributable to restructured loans included in the table above was $5,138 and $4,837 at December 31, 2010 and 2009, respectively. The Company had $1,122 and $784 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2010 and 2009, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Certain loans acquired in connection with prior acquisitions exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the Consolidated Balance Sheets under the line item “Loans - Not covered under loss-share agreements” at December 31, 2010 and 2009 is as follows:

	2010	2009
Commercial, financial, agricultural	$1,648	$1,814
Real estate – 1-4 family mortgage	4,637	2,832
Real estate – commercial mortgage	245	268

Total outstanding balance	6,530	4,914
Nonaccretable difference	(1,276)	(1,241)

Cash flows expected to be collected	5,254	3,673
Accretable yield	(172)	(120)

Fair value	$5,082	$3,553

Changes in the accretable yield of these loans are as follows:

	2010	2009
Balance at January 1	$120	$30
Additions	—	—
Reclassifications from nonaccretable difference	142	252
Accretion	(90)	(162)

Balance at December 31	$172	$120

The following table presents the fair value of impaired and non-impaired loans covered loans at December 31, 2010:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Contractually-required principal and interest	$161,058	$331,104	$492,162
Nonaccretable difference(1)	(61,371)	(81,814)	(143,185)

Cash flows expected to be collected	99,687	249,290	348,977
Accretable yield(2)	(3,626)	(11,670)	(15,296)

Fair value	$96,061	$237,620	$333,681

(1)Represents contractual principal and interest cash flows of $136,759 and $6,426, respectively, not expected to be collected.

(2)Represents future interest payments of $11,655 expected to be collected and purchase discount of $3,641.

Changes in the accretable yield of covered loans at December 31, 2010 are as follows:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Balance at July 23, 2010	$(4,506)	$(19)	$(4,525)
Additions	—	—	—
Reclassifications from nonaccretable difference	—	—	—
Accretion	880	4	884

Balance at December 31, 2010	$(3,626)	$(15)	$(3,641)

Certain executive officers and directors of Renasant Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectability. The aggregate dollar amount of these loans was $21,065 and $23,640 at December 31, 2010 and 2009, respectively. During 2010, $3,704 of new loans were made to related parties and payments received totaled $1,921. The loan balance to related parties decreased $4,358 as a result of changes in related parties during the year. Unfunded commitments to certain executive officers and directors and their associates totaled $6,263 and $8,384 at December 31, 2010 and 2009, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note E – Premises and Equipment

(In Thousands)

Bank premises and equipment at December 31 are summarized as follows:

	2010	2009
Premises	$60,507	$51,923
Leasehold improvements	5,073	5,170
Furniture and equipment	19,995	18,781
Computer equipment	11,285	10,480
Autos	203	183

Total	97,063	86,537
Accumulated depreciation	(45,639)	(42,865)

Net	$51,424	$43,672

Depreciation expense was $3,791, $4,382, and $4,736 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $2,287, $1,914 and $2,121 for 2010, 2009 and 2008, respectively. The following is a summary of future minimum lease payments for years following December 31, 2010:

2011	$2,129
2012	1,988
2013	1,820
2014	1,558
2015	1,456
Thereafter	5,977

Total	$14,928

Note F – Other Real Estate and Repossessions

(In Thousands)

The following table provides details of the Company’s other real estate owned and repossessions as of December 31, 2010 and 2009:

	2010	2009
Residential real estate	$27,474	$18,038
Commercial real estate	26,626	10,336
Residential land development	46,452	27,018
Commercial land development	25,547	165
Other	449	3,011

Total other real estate owned and repossessions	$126,548	$58,568

A summary of those properties covered by loss-sharing agreements with the FDIC and those that are not covered at December 31, 2010 is as follows:

	Covered	Not Covered
Residential real estate	$12,029	$15,445
Commercial real estate	8,360	18,266
Residential land development	13,280	33,172
Commercial land development	21,046	4,501
Other	—	449

Total other real estate owned and repossessions	$54,715	$71,833

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note F – Other Real Estate and Repossessions (continued)

Changes in the Company’s other real estate owned and repossessions during the years ended December 31, 2010 and 2009 were as follows:

	Covered	Not Covered
Balance as of January 1, 2009	$—	$25,111
Transfers of loans	—	49,377
Capitalized improvements	—	641
Impairments	—	(561)
Dispositions	—	(16,005)
Other	—	5

Balance as of December 31, 2009	—	58,568
Additions through acquisition	50,168	—
Transfers of loans	6,926	44,408
Capitalized improvements	—	696
Impairments	—	(3,718)
Dispositions	(2,377)	(27,901)
Other	(2)	(220)

Balance as of December 31, 2010	$54,715	$71,833

Note G – Goodwill and Other Intangible Assets

(In Thousands)

Changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 were as follows:

Goodwill
Balance as of January 1, 2009	$184,884
Adjustment to previously recorded goodwill	—

Balance as of December 31, 2009	184,884
Adjustment to previously recorded goodwill	(5)

Balance as of December 31, 2010	$184,879

The adjustment to previously recorded goodwill in 2010 reflects tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions.

In connection with the Crescent acquisition, the Company recorded a core deposit intangible asset of $2,489, which will be amortized over ten years on a straight-line basis. The following table provides a summary of finite-lived intangible assets:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
December 31, 2010
Core deposit intangible	$18,074	$(11,086)	$6,988
December 31, 2009
Core deposit intangible	$15,585	$(9,112)	$6,473

Aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1,974, $1,966 and $2,455, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2011	$1,677
2012	1,226
2013	1,080
2014	880
2015	648
Thereafter	1,477

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note H – Deposits

(In Thousands)

The following is a summary of deposits as of December 31:

	2010	2009
Noninterest-bearing deposits	$ 368,798	$ 304,962
Interest-bearing demand deposits	1,339,722	928,856
Savings deposits	197,299	90,514
Time deposits	1,562,332	1,251,768

Total deposits	$ 3,468,151	$ 2,576,100

The approximate scheduled maturities of time deposits at December 31, 2010 are as follows:

2011	$1,038,218
2012	239,651
2013	92,747
2014	85,652
2015	103,651
Thereafter	2,413

Total	$1,562,332

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2010 and 2009 was $771,261 and $636,304, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $10,546 and $11,410 at December 31, 2010 and 2009, respectively.

Note I – Short-Term Borrowings

(In Thousands)

Short-term borrowings as of December 31 are summarized as follows:

	2010	2009
Treasury, tax and loan notes	$ 3,299	$ 2,682
Securities sold under agreements to repurchase	12,087	19,715

Total short-term borrowings	$ 15,386	$ 22,397

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2010	2009	2008	2010	2009	2008
Federal funds purchased	$ 16	$ 2,852	$ 32,263	1.00%	0.93%	2.32%
Treasury, tax and loan notes	2,580	2,302	2,371	0.00	0.04	1.35
Federal Home Loan Bank advances	—	41,354	129,797	—	1.05	2.42
Securities sold under agreements to repurchase	16,264	29,649	17,810	0.41	0.51	1.37

Total short-term borrowings	$ 18,860	$ 76,157	$ 182,241	0.36%	0.81%	2.28%

The maximum amount outstanding of Federal Home Loan Bank (“FHLB”) advances at any month-end during 2008 was $225,000, and the weighted-average interest rate on these borrowings at December 31, 2008 was 0.78%. The Company maintains a treasury, tax and loan notes account with the Federal Reserve. The balance is collateralized by assets of Renasant Bank. Availability of the line of credit depends upon the amount of collateral pledged as well as the Federal Reserve’s need for funds. In addition, the Company maintains lines of credit with correspondent banks totaling $85,000 at December 31, 2010. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2010 or 2009.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note J – Long-Term Debt

(In Thousands)

Long-term debt as of December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Federal Home Loan Bank advances	$ 175,119	$ 469,574
Junior subordinated debentures	75,931	76,053
TLGP Senior Note	50,000	50,000

Total long-term debt	$ 301,050	$ 595,627

Long-term advances from the FHLB outstanding at December 31, 2010 had maturities ranging from 2011 to 2030 with a combination of fixed and floating rates ranging from 1.93% to 7.93%. Weighted-average interest rates on outstanding advances at December 31, 2010 and 2009 were 3.58% and 3.60%, respectively. These advances are collateralized by a blanket lien on the Company’s mortgage loans. The Company had availability on unused lines of credit with the FHLB of $808,632 at December 31, 2010.

The Company incurred prepayment penalties of $2,785 as a result of the early paydown of $148,000 of FHLB advances during 2010.

The Company owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common stock (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company. The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee.

The following table provides details on the debentures as of December 31, 2010:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier I Capital
PHC Statutory Trust I	$ 20,619	3.15%	2033	$ 20,000
PHC Statutory Trust II	31,959	2.17	2035	31,000
Heritage Financial Statutory Trust I	10,310	10.20	2031	10,000
Capital Bancorp Capital Trust I	12,372	1.79	2035	12,000

During 2003, the Company formed PHC Statutory Trust I to provide funds for the cash portion of the Renasant Bancshares, Inc. merger. The interest rate for PHC Statutory Trust I reprices quarterly equal to the three-month LIBOR at the determination date plus 285 basis points. The debentures owned by PHC Statutory Trust I are currently redeemable at par.

During 2005, the Company formed PHC Statutory Trust II to provide funds for the cash portion of the Heritage Financial Holding Corporation (“Heritage”) merger. The interest rate for PHC Statutory Trust II reprices quarterly equal to the three-month LIBOR at the determination date plus 187 basis points. The debentures owned by PHC Statutory Trust II are currently redeemable at par.

Pursuant to the merger with Heritage, the Company assumed the debentures issued to Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued to Heritage Financial Statutory Trust I had a carrying value of $671 and $833 at December 31, 2010 and 2009, respectively. The premium is being amortized through February, 2015. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note J – Long-Term Debt (continued)

Pursuant to the merger with Capital Bancorp, Inc. (“Capital”) in 2007, the Company assumed the debentures issued to Capital Bancorp Capital Trust I. The discount associated with the Company’s assumption of the debentures issued to Capital Bancorp Capital Trust I had a carrying value of $40 at December 31, 2009 and was fully amortized during 2010. The interest rate for Capital Bancorp Capital Trust I reprices quarterly equal to the three-month LIBOR plus 150 basis points. The debentures owned by Capital Bancorp Capital Trust I are currently redeemable at par.

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

On March 31, 2009, Renasant Bank completed an offering of a $50,000 aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (the “TLGP”) and is backed by the full faith and credit of the United States. The Note is a direct, unsecured general obligation of Renasant Bank and ranks equally with all other senior unsecured indebtedness of Renasant Bank, and it is not subject to redemption prior to maturity. The Note is solely the obligation of Renasant Bank and is not guaranteed by the Company. Renasant Bank received net proceeds, after the placement commission but before deducting other expenses of the offering, of approximately $49,700, which was used to pay-off long-term advances with the FHLB as they matured in 2009. The cost of these funds, including amortization, was 3.79% and 3.80% for the years ended December 31, 2010 and 2009, respectively. In connection with the TLGP, on December 5, 2008, the Bank entered into a Master Agreement with the FDIC. The Master Agreement contains certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the TLGP.

The aggregate stated maturities of long-term debt outstanding at December 31, 2010, are summarized as follows:

2011	$ 7,071
2012	84,292
2013	57,021
2014	13,814
2015	9,269
Thereafter	129,583

Total	$ 301,050

Note K – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk

(In Thousands)

Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2010, were approximately $325,309 and $28,105, respectively, compared to $320,259 and $28,956, respectively, at December 31, 2009.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note L – Income Taxes

(In Thousands)

Significant components of the provision for income taxes (benefits) are as follows:

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$5,268	$6,191	$7,379
State	—	119	(294)

	5,268	6,310	7,085
Deferred
Federal	8,392	(471)	1,473
State	1,358	24	102

	9,750	(447)	1,575

	$15,018	$5,863	$8,660

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at U.S. statutory rate	$16,343	$8,533	$11,449
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(2,104)	(1,790)	(1,665)
Income from Bank-owned life insurance	(908)	(876)	(755)
Investment tax credits	(199)	(321)	(155)
State income taxes, net of federal benefit	554	93	(191)
Increase to valuation allowance	804	390	—
Other items, net	528	(166)	(23)

	$15,018	$5,863	$8,660

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Allowance for loan losses	$16,571	$15,856
Purchase accounting adjustments	14,273	1,792
Deferred compensation	7,763	7,251
Net unrealized losses on securities	7,012	1,008
Impairment of assets	3,062	483
State net operating loss carryforwards	1,194	460
Other	4,018	3,645

Gross deferred tax assets	53,893	30,495
Valuation allowance on state net operating loss carryforwards	(1,194)	(390)

Total deferred tax assets	52,699	30,105
Deferred tax liabilities
Basis difference in acquired assets	30,201	—
Investment in partnerships	2,701	1,971
Core deposit intangible	1,721	2,476
Depreciation	1,385	1,196
Other	2,832	6,522

Total deferred tax liabilities	38,840	12,165

Net deferred tax assets	$13,859	$17,940

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note L – Income Taxes (continued)

At December 31, 2010, the Company had unused state net operating loss carryforwards expiring from 2012 to 2030. The Company anticipates that the state net operating loss carryforwards will not be utilized and has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2009. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 is as follows:

	2010	2009	2008
Balance at January 1	$562	$490	$530
Additions based on positions related to current period	982	72	244
Additions based on positions related to prior period	425	—	—
Reductions based on positions related to prior period	—	—	(225)
Settlements	—	—	—
Reductions due to lapse of statute of limitations	(168)	—	(59)

Balance at December 31	$1,801	$562	$490

If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2010 relative to any tax positions taken prior to January 1, 2010. The Company had accrued $477, $86 and $55 for interest and penalties related to unrecognized tax benefits as of December 31, 2010, 2009 and 2008, respectively.

Note M - Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code. The Company contributed $465 and $372 to the pension plan for 2010 and 2009, respectively. The Company does not anticipate that a contribution will be required in 2011. The plan’s accumulated benefit obligations and the projected benefit obligations are substantially the same since benefit accruals under the plan ceased at 1996 levels. The accumulated benefit obligation for the plan was $16,821 and $16,538 at December 31, 2010 and 2009, respectively. There is no additional minimum pension liability required to be recognized.

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

The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2010, and for the year then ended.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M - Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) as of December 31, 2010 and 2009 is as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$16,538	$16,245	$1,508	$1,175
Service cost	—	—	35	38
Interest cost	944	990	94	92
Plan participants’ contributions	—	—	117	94
Actuarial loss	531	612	321	412
Curtailments	—	—	—	—
Benefits paid	(1,192)	(1,309)	(235)	(303)

Benefit obligation at end of year	$16,821	$16,538	$1,840	$1,508

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$14,580	$13,139
Actual return on plan assets	2,085	2,378
Contribution by employer	465	372
Benefits paid	(1,192)	(1,309)

Fair value of plan assets at end of year	$15,938	$14,580

Funded status at end of year	$(883)	$(1,958)	$(1,840)	$(1,508)

Weighted-average assumptions as of December 31
Discount rate	5.50%	6.00%	4.75%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

The plan expense for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2010, 2009 and 2008 is as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$35	$38	$39
Interest cost	944	990	1,023	94	92	73
Expected return on plan assets	(1,149)	(1,009)	(1,418)	—	—	—
Prior service cost recognized	—	20	30	—	—	—
Recognized actuarial loss	308	371	314	155	118	68
Recognized curtailment loss	—	—	—	—	—	—

Net periodic benefit cost	$103	$372	$(51)	$284	$248	$180

Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2011	$1,070	$239
2012	1,103	203
2013	1,171	200
2014	1,233	192
2015	1,255	192
Thereafter	6,559	762

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M - Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, 2010 are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	(5,226)	(708)

Total	$(5,226)	$(708)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	259	135

Total	$259	$135

The investment objective for the pension or defined benefit plan is to achieve above average income and moderate long term growth. An investment committee appointed by management seeks to accomplish this objective by combining an equity income strategy (approximately 60%), which generally invests in larger capitalization common stocks, and an intermediate fixed income strategy (approximately 40%), which generally invests in U.S. Government securities and investment grade corporate bonds. It is the committee’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by the committee.

The plan’s expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns.

The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2010 and 2009 are as follows. Equity securities consist primarily of larger capitalization common stocks that are traded in active markets and are valued based on quoted market prices of identical assets. Fixed income securities consist of U.S. Government securities and investment grade corporate bonds. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2010
Cash and cash equivalents	$444	$—	$—	$444
Equity securities	9,662	—	—	9,662
Fixed income securities:
U.S. government bonds	—	1,549	—	1,549
Other corporate bonds	—	4,283	—	4,283

	$10,106	$5,832	$—	$15,938

December 31, 2009
Cash and cash equivalents	$431	$—	$—	$431
Equity securities	8,354	—	—	8,354
Fixed income securities:
U.S. government bonds	—	1,209	—	1,209
Other corporate bonds	—	4,586	—	4,586

	$8,785	$5,795	$—	$14,580

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M - Employee Benefit and Deferred Compensation Plans (continued)

The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are automatically enrolled in the plan when employment commences. Company contributions are allocated to participants who are employed on the last day of each plan year and credited with 1,000 hours of service during the year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2010, 2009 and 2008 were $3,443, $3,254 and $3,605, respectively.

The Company adopted the “Performance Based Rewards” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2010 was $1,409. The Company did not make any payments under the plan during 2009 or 2008, as a minimum level of performance was not achieved, and thus did not incur any expense.

The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested in the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2010, 2009 and 2008 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,523, $1,661 and $1,168, respectively.

The Company assumed four supplemental executive retirement plans (SERPs) in connection with the merger with Capital. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement liabilities totaled $1,718 and $1,408 at December 31, 2010 and 2009, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.

At December 31, 2010, an aggregate of 1,878,963 common shares were reserved for issuance under the Company’s employee benefit plans. During 2008, the Company repurchased approximately 95,985 shares under an approved repurchase plan. Repurchased shares will be used for various corporate purposes, including the issuance of shares for business combinations and employee benefit plans. The repurchase plan was discontinued in January 2008.

In 2001, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and restricted stock. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $388, $473 and $689 for the years ended December 31, 2010, 2009 and 2008, respectively, for options granted under the plan.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M - Employee Benefit and Deferred Compensation Plans (continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2010 Grant	2009 Grant	2008 Grant
Dividend yield	4.74%	3.99%	3.86%
Expected volatility	34%	30%	21%
Risk-free interest rate	2.48%	1.55%	3.45%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$3.01	$3.09	$2.66

The total intrinsic value of options and warrants exercised during the years ended December 31, 2010, 2009 and 2008 was $178, $20, and $2,743, respectively. Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $401 and $14, respectively, at December 31, 2010. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.3 years and 1.5 years for stock options and restricted stock, respectively.

The following table summarizes information about options issued under the long-term equity incentive plan as of and for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	1,183,775	$19.40
Granted	138,500	14.22
Exercised	(27,300)	8.96
Forfeited	(66,684)	22.56

Outstanding at end of year	1,228,291	$18.88	5.07	$1,570

Exercisable at end of year	965,208	$19.74	4.18	$1,209

The Company awards performance-based restricted stock to executives and time-based restricted stock to other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of a three-year service period. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $364, $153 and $325 for the years ended December 31, 2010, 2009 and 2008, respectively, for restricted stock awarded under the plan.

The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2010:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	20,000	$19.48
Granted	23,500 (1)	14.22	1,500	14.22
Vested	(19,584)	14.22	(20,000)	19.48
Cancelled	(3,916)	14.22	—	—

Nonvested at end of year	—	$—	1,500	$14.22

(1)	Assumes target levels of performance are met for performance-based awards.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N - Restrictions on Cash, Bank Dividends, Loans or Advances

(In Thousands)

Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2010 and 2009, Renasant Bank’s reserve requirements with the Federal Reserve were $44,194 and $31,753, with which it was in full compliance.

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. Accordingly, the approval of these supervisory authorities is required prior to Renasant Bank paying dividends to the Company.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2010, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $37,747. There were no loans outstanding from Renasant Bank to the Company at December 31, 2010.

Note O - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of December 31, 2010, Renasant Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank at December 31:

	2010		2009
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Total Capital	$401,020	14.83%	$332,780	12.37%
Tier I Capital	367,083	13.58%	299,221	11.12%
Tier I Leverage	367,083	8.97%	299,221	8.68%

Renasant Bank
Total Capital	$377,463	13.99%	$324,674	12.10%
Tier I Capital	343,583	12.73%	291,115	10.85%
Tier I Leverage	343,583	8.40%	291,115	8.47%

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Segment Reporting

(In Thousands)

The Company’s internal reporting process is currently organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with other data processing and back office functions, are not allocated to the Company’s segments. Rather, these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts. The operations of Crescent are included in the operations of the Tennessee community bank. Management believes future strategic opportunities in eastern Tennessee will result from the operations acquired in Georgia.

The following table provides financial information for our operating segments for the years ended December 31, 2010, 2009 and 2008:

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
2010:
Net interest income	$50,385	35,331	$22,254	$121	$(3,029)	$105,062
Provision for loan losses	5,115	20,715	4,835	—	—	30,665
Noninterest income	29,718	49,162	8,965	3,688	4,382	95,915
Noninterest expense	34,490	27,195	17,673	2,912	41,349	123,619

Income before income taxes	40,498	36,583	8,711	897	(39,996)	46,693
Income taxes	11,924	12,041	2,565	348	(11,860)	15,018

Net income (loss)	$28,574	$24,542	$6,146	$549	$(28,136)	$31,675

Total assets	$1,697,676	$1,811,000	$773,240	$9,809	$5,602	$4,297,327
Goodwill	2,265	133,316	46,515	2,783	—	184,879

2009:
Net interest income	$52,306	$30,970	$21,472	$98	$(5,380)	$99,466
Provision for loan losses	8,952	9,795	8,143	—	—	26,890
Noninterest income	30,151	6,485	11,790	3,774	5,358	57,558
Noninterest expense	33,284	20,178	17,210	3,023	32,058	105,753

Income before income taxes	40,221	7,482	7,909	849	(32,080)	24,381
Income taxes	10,165	1,891	1,999	330	(8,522)	5,863

Net income (loss)	$30,056	$5,591	$5,910	$519	$(23,558)	$18,518

Total assets	$1,542,644	$1,356,972	$726,609	$8,452	$6,404	$3,641,081
Goodwill	2,265	133,316	46,520	2,783	—	184,884

2008:
Net interest income	$47,576	$30,642	$20,970	$111	$10,143	$109,442
Provision for loan losses	7,535	9,361	5,908	—	—	22,804
Noninterest income	32,608	5,426	9,424	3,929	2,655	54,042
Noninterest expense	32,990	20,987	16,915	3,225	33,851	107,968

Income before income taxes	39,659	5,720	7,571	815	(21,053)	32,712
Income taxes	11,051	1,594	2,110	317	(6,412)	8,660

Net income (loss)	$28,608	$4,126	$5,461	$498	$(14,641)	$24,052

Total assets	$1,603,777	$1,362,499	$736,320	$7,778	$5,606	$3,715,980
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q –Fair Value Measurements

(In Thousands)

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date of July 23, 2010, and no fair value adjustments were necessary through December 31, 2010.

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the fair value of the real estate less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3. OREO covered under loss-share agreements were recorded at their fair value upon the acquisition date of July 23, 2010, and no fair value adjustments were necessary through December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q –Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Totals
December 31, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$72,752	$—	$72,752
Mortgage-backed securities	—	496,510	—	496,510
Trust preferred securities	—	3,150	1,433	4,583
Other equity securities	—	—	29,841	29,841

Total securities available for sale	—	572,412	31,274	603,686

Derivative instruments, net	—	316	—	316

	$—	$572,728	$31,274	$604,002

December 31, 2009
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$63,032	$—	$63,032
Mortgage-backed securities	—	457,891	—	457,891
Trust preferred securities	—	3,136	11,302	14,438
Other equity securities	—	—	39,997	39,997

Total securities available for sale	—	524,059	51,299	575,358

Derivative instruments, net	—	1,669	—	1,669

	$—	$525,728	$51,299	$577,027

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the years ended December 31, 2010 and 2009:

	Securities available for sale
	2010	2009
Balance as of January 1	$51,299	$70,481
Realized (losses) gains included in net income	(3,047)	(581)
Unrealized losses included in other comprehensive income	(8,377)	(7,197)
Net purchases, sales, issuances, and settlements	(8,601)	(11,404)
Transfers in and/or out of Level 3	—	—

Balance as of December 31	$31,274	$51,299

The following table presents assets measured at fair value on a nonrecurring basis at December 31, 2010 and 2009 that were still held in the Consolidated Balance Sheets at those respective dates:

	Level 1	Level 2	Level 3	Totals
December 31, 2010
Impaired loans	$—	$—	$78,954	$78,954
Other real estate owned	—	—	15,150	15,150

December 31, 2009
Impaired loans	$—	$—	$78,584	$78,584
Other real estate owned	—	—	2,462	2,462

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q –Fair Value Measurements (continued)

Impaired loans with a carrying value of $78,954 and $78,584 had an allocated allowance for loan losses of $17,529 and $14,468 at December 31, 2010 and 2009, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

OREO with a carrying amount of $18,816 was written down to $15,150, resulting in a loss of $3,666, which was included in the results of operations for the year ended December 31, 2010. OREO with a carrying amount of $3,023 was written down to $2,462, resulting in a loss of $561, which was included in the results of operations for the year ended December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$292,669	$292,669	$148,560	$148,560
Securities held to maturity	230,786	228,157	138,806	139,433
Securities available for sale	603,686	603,686	575,358	575,358
Mortgage loans held for sale	27,704	27,704	25,749	25,749
Loans covered under loss-share agreements	333,681	334,096	—	—
Loans not covered under loss-share agreements	2,145,494	2,123,169	2,308,470	2,291,654
FDIC loss-share indemnification asset	155,657	155,657	—	—
Derivative instruments	1,257	1,257	1,946	1,946

Financial liabilities:
Deposits	3,468,151	3,468,574	2,576,100	2,589,135
Short-term borrowings	15,386	15,386	22,397	22,397
Federal Home Loan Bank advances	175,119	181,909	469,574	480,639
Junior subordinated debentures	75,931	25,073	76,053	37,548
TLGP Senior Note	50,000	50,361	50,000	51,888
Derivative instruments	941	941	277	277

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: Cash and cash equivalents consists of cash and due from banks and interest-bearing balances with banks. The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates fair value based on the short-term nature of these assets.

Securities: For both securities available for sale and securities held to maturity, fair values for debt securities are based on quoted market prices, where available, or a discounted cash flow model. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of equity securities traded in an active market is based on quoted market prices; for equity securities not traded in an active market, fair value approximates their historical cost.

Mortgage loans held for sale: The fair value for mortgage loans held for is determined by using current secondary market prices for loans with similar characteristics.

Loans: The fair value of loans covered under loss-share agreements is based on the net present value of future cash proceeds expected to be received using discount rates that are derived from current market rates and reflect the level of interest risk in the covered loans. For variable-rate loans not covered under loss-share agreements that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of fixed-rate loans not covered under loss-share agreements, including mortgages, commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q –Fair Value Measurements (continued)

FDIC loss-share indemnification asset: The fair value of the FDIC loss-share indemnification asset is based on the net present value of future cash flows expected to be received from the FDIC under the provisions of the loss-share agreements using a discount rate that is based on current market rates. Current market rates are used in light of the uncertainty of the timing and receipt of the loss-sharing reimbursement from the FDIC.

Derivative instruments: Derivative instruments include interest rate swaps and mortgage loan commitments. The fair value of the interest rate swaps is based on the discounted future cash flows. The fair value of the mortgage loan commitments is based on readily available fair values, obtained in the open market from mortgage investors.

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

Federal Home Loan Bank advances: The fair value for FHLB advances was determined by discounting the future cash flows using the current market rate.

Junior subordinated debentures: The fair value for the Company’s junior subordinated debentures was determined by discounting the future cash flows using the current market rate.

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the FDIC under the TLGP was determined by discounting the future cash flows using the current market rate.

Note R - Derivative Instruments

(In Thousands)

In connection with the Crescent acquisition, the Bank acquired interest rate swaps on loans whereby it receives a fixed rate of interest and pays a variable rate based on the one-month LIBOR plus 334 basis points. The swaps have embedded derivatives in each of the loan agreements that would require the borrower to pay or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. If a counterparty, in particular our borrower, fails to perform and the market value of the financial derivative is negative, the Company would be obligated to pay the settlement amount for the financial derivative. If the market value is positive, the Company would receive a payment for the settlement amount for the financial derivative. The settlement amount of the financial derivative is determined by the fluctuation of interest rates. These swaps had a notional amount of $7,673 and $7,910 and a fair value of $(941) and $(1,073) at December 31, 2010 and July 23, 2010, respectively. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s results of operations for the year ended December 31, 2010.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. For the year ended December 31, 2010, deferred gains related to the swaps of $363 were amortized into net interest income.

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. Deferred gains related to the swap of $1,013 and $2,150 were amortized into interest income over the designated hedging period that ended in May 2009 during the year ended December 31, 2009 and 2008, respectively.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting. At December 31, 2010, the notional amount of commitments to fund fixed-rate mortgage loans was $31,685 with a fair value of $316. At December 31, 2009, the notional amount of commitments to fund fixed-rate mortgage loans was $23,277 with a fair value of $245.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note S – Renasant Corporation (Parent Company Only) Condensed Financial Information

(In Thousands)

Balance Sheets	December 31,
	2010	2009
Assets
Cash and cash equivalents(1)	$20,679	$5,745
Investments	4,578	3,400
Investment in bank subsidiary(1)	518,907	475,171
Accrued interest receivable on bank balances(1)	31	35
Stock options receivable(1)	474	626
Other assets	1,331	2,041

Total assets	$546,000	$487,018

Liabilities and shareholders’ equity
Junior subordinated debentures	$75,931	$76,053
Other liabilities	560	843
Shareholders’ equity	469,509	410,122

Total liabilities and shareholders’ equity	$546,000	$487,018

(1) Eliminates in consolidation

Statements of Income	Year Ended December 31,
	2010	2009	2008
Income
Dividends from bank subsidiary(1)	$15,709	$14,365	$16,321
Interest income from bank subsidiary(1)	47	57	84
Other dividends	91	108	146
Other income	35	7	30

Total income	15,882	14,537	16,581

Expenses	3,431	4,424	5,497

Income before income tax benefit and equity in undistributed net income of bank subsidiary	12,451	10,113	11,084
Income tax benefit	(1,246)	(1,489)	(2,004)
Equity in undistributed net income of bank subsidiary(1)	17,978	6,916	10,964

Net income	$31,675	$18,518	$24,052

(1) Eliminates in consolidation

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note S – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$31,675	$18,518	$24,052
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(17,978)	(6,916)	(10,964)
Amortization	(160)	(88)	(113)
Decrease (increase) in other assets	508	2,743	(430)
Increase (decrease) in other liabilities	640	(439)	1,218

Net cash provided by operating activities	14,685	13,818	13,763

Investing activities
Purchase of securities available for sale	(1,000)	—	—
Investment in subsidiaries	(35,000)	—	—

Net cash used in investing activities	(36,000)	—	—

Financing activities
Proceeds from advances from subsidiary	—	—	1,000
Repayment of advances from subsidiary	—	—	(1,000)
Cash paid for dividends	(15,709)	(14,364)	(14,321)
Purchase of treasury stock	—	—	(2,004)
Cash received on exercise of stock-based compensation	126	206	3,284
Proceeds from equity offering	51,832	—	—

Net cash (used in) provided by financing activities	36,249	(14,158)	(13,041)

Increase (decrease) in cash and cash equivalents	14,934	(340)	722
Cash and cash equivalents at beginning of year	5,745	6,085	5,363

Cash and cash equivalents at end of year	$20,679	$5,745	$6,085

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note T – Quarterly Results of Operations

(In Thousands, Except Share Data) (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010
Interest income	$39,708	$38,381	$43,433	$43,817
Interest expense	15,298	14,701	16,316	13,962

Net interest income	24,410	23,680	27,117	29,855
Provision for loan losses	6,665	7,000	11,500	5,500
Noninterest income	12,484	14,344	54,534	14,553
Noninterest expense	25,634	26,188	39,571	32,226

Income before income taxes	4,595	4,836	30,580	6,682
Income taxes	988	1,040	11,029	1,961

Net income	$3,607	$3,796	$19,551	$4,721

Basic earnings per share	$0.17	$0.18	$0.81	$0.19

Diluted earnings per share	$0.17	$0.18	$0.81	$0.19

Year Ended December 31, 2009
Interest income	$43,910	$42,709	$42,614	$41,331
Interest expense	18,597	18,549	17,423	16,529

Net interest income	25,313	24,160	25,191	24,802
Provision for loan losses	5,040	6,700	7,350	7,800
Noninterest income	14,762	15,424	13,953	13,419
Noninterest expense	26,920	27,132	26,118	25,583

Income before income taxes	8,115	5,752	5,676	4,838
Income taxes	2,109	1,496	1,451	807

Net income	$6,006	$4,256	$4,225	$4,031

Basic earnings per share	$0.29	$0.20	$0.20	$0.19

Diluted earnings per share	$0.28	$0.20	$0.20	$0.19

Refer to Note B, “FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust,” above for a discussion of the Bank’s acquisition of specified assets and assumption of specified liabilities of Crescent in the third quarter of 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note U – Other Comprehensive Income

(In Thousands)

The components of other comprehensive income for the years ended December 31 are as follows:

	2010	2009	2008
Net income	$31,675	$18,518	$24,052
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of tax expense (benefit) of $1,185, $2,755 and $(4,260)	1,913	4,447	(6,877)
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $5,016	(8,098)	—	—
Reclassification adjustment for gains realized in net income, net of tax expense of $1,903 and $640	(3,072)	(1,033)	—

Net change in unrealized losses on securities	(9,257)	3,414	(6,877)
Unrealized holding gains on derivative instruments, net of tax expense of $98, $909 and $175	158	1,468	284
Reclassification adjustment for gains realized in net income, net of tax expense of $139, $387 and $822	(224)	(626)	(1,328)

Net change in unrealized gains on derivative instruments	(66)	842	(1,044)
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense (benefit) of $209, $327 and $(1,995)	338	527	(3,220)

Other comprehensive (loss) income	(8,985)	4,783	(11,141)

Comprehensive income	$22,690	$23,301	$12,911

The accumulated balances for each component of other comprehensive income, net of tax, are as follows

	2010	2009	2008
Net unrealized losses on securities	$(3,222)	$(2,063)	$(5,477)
Net non-credit related portion of other-than-temporary impairment on securities	(8,098)	—	—
Net unrealized gains on derivative instruments	813	879	37
Net unrecognized defined benefit pension and post-retirement benefit plans obligations	(5,934)	(6,272)	(6,799)

Total accumulated other comprehensive loss	$(16,441)	$(7,456)	$(12,239)

Note V – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share calculations are as follows:

	Year Ended December 31,
	2010	2009	2008
Basic
Net income applicable to common stock	$31,675	$18,518	$24,052
Average common shares outstanding	22,842,502	21,073,916	20,961,364
Net income per common share - basic	$1.39	$0.88	$1.15

Diluted
Net income applicable to common stock	$31,675	$18,518	$24,052
Average common shares outstanding	22,842,502	21,073,916	20,961,364
Effect of dilutive stock-based compensation	133,586	137,756	156,850

Average common shares outstanding - diluted	22,976,088	21,211,672	21,118,214

Net income per common share - diluted	$1.38	$0.87	$1.14

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note W – Subsequent Events

FDIC-Assisted Acquisition of Certain Assets and Liabilities of American Trust Bank

On February 4, 2011, the Bank entered into a purchase and assumption agreement with loss-sharing arrangements with the FDIC to acquire specified assets and assume specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”).

Based upon a preliminary closing with the FDIC, the Bank acquired approximately $158 million in assets and the Bank assumed approximately $237 million in liabilities. The Bank did not pay the FDIC a premium for the right to assume the deposits of American Trust.

The American Trust loans that the Bank acquired are covered by a loss-sharing arrangement where the FDIC has agreed to cover 80% of losses with respect to the covered loans. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered loans. In addition, after the 10th anniversary of the acquisition, the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than $16 million. The loss-share agreement applicable to single-family residential mortgage loans provides for loss-sharing with the FDIC to run for ten years, and the loss-share agreement applicable to commercial and other assets provides for loss-sharing with the FDIC to run for five years, with additional recovery sharing for three years thereafter.

The Bank did not immediately acquire the banking premises of American Trust as a part of the acquisition. Under the purchase and assumption agreement, the Bank has an option, exercisable for 90 days following the closing of the acquisition, to purchase any bank premises that were owned by, or assume any leases relating to bank premises leased by, American Trust from the FDIC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended) are effective for timely ensuring that information required to be disclosed in reports we are required to file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the headings “Report on Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Corporate Overview,” and then “Governance Documents,” and then “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: Director of Investor Relations. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Board of Directors,” “Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Stock Ownership” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2010, 2009 and 2008 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting

(ii)	Report of Independent Registered Public Accounting Firm

(iii)	Consolidated Balance Sheets – December 31, 2010 and 2009

(iv)	Consolidated Statements of Income – Years ended December 31, 2010, 2009 and 2008

(v)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2010, 2009 and 2008

(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008

(vii)	Notes to Consolidated Financial Statements

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)

Purchase and Assumption Agreement – Whole Bank – All Deposits, among the Federal Deposit Insurance Corporation, as Receiver of Crescent Bank & Trust Company, Jasper, Georgia, the Federal Deposit Insurance Corporation and Renasant Bank, dated as of July 23, 2010(1)

(3)(i)	Articles of Incorporation of the Company, as amended(2)

(3)(ii)	Bylaws of the Company, as amended(3)

(4)(i)	Articles of Incorporation of the Company, as amended(2)

(4)(ii)	Bylaws of the Company, as amended(3)

(4)(iii)	Form of Securities Purchase Agreement by and among the Company and the Purchasers, including form of Registration Rights Agreement by and among the Company and the Purchasers (4)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(5)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(6)

(10)(iii)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(7)

(10)(iv)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(8)

(10)(v)	Description of Performance Based Rewards Bonus Plan*(9)

(10)(vi)	Renasant Bank Executive Deferred Income Plan, as amended*(10)

(10)(vii)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(11)

(10)(viii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation.*(12)

(10)(ix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(13)

(10)(x)	Employment Agreement dated as of June 29, 2007 by and between John W. Gregory, Jr. and Renasant Bank.*(14)

(10)(xi)	Termination and Release Agreement dated as of June 29, 2007 by and among John W. Gregory, Jr., Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(15)

(10)(xii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(16)

(10)(xiii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(17)

(10)(xiv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for John W. Gregory, Jr., executed June 29, 2007.*(18)

(10)(xv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for John W. Gregory, Jr., executed June 29, 2007.*(19)

(10)(xvi)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(20)

(10)(xvii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for John W. Gregory, Jr., executed June 29, 2007.*(21)

(10)(xviii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan*(22)

(10)(xix)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(23)

(10)(xx)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(24)

(10)(xxi)	Renasant Corporation Severance Pay Plan*(25)

(10)(xxii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Stuart R. Johnson*(26)

(10)(xxiii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and C. Mitchell Waycaster*(27)

(10)(xxiv)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Michael D. Ross*(28)

(21))	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(3)	Filed as exhibit 3.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on October 21, 2008 and incorporated herein by reference.

(4)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.

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

(7)

Filed as exhibit 99 to the Form S-8 Registration Statement of the Company (File No. 333-117987) filed with the Securities and Exchange Commission on August 6, 2004 and incorporated herein by reference.

(8)	Filed as exhibit 10.13 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 24, 2005 and incorporated herein by reference.

(9)	Filed under Item 1.01 of the Form 8-K of the Company filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.

(10)

Filed as exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the amendment of the plan, as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference.

(11)

Filed as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the amendment of the plan, as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference.

(12)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(13)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(14)	Filed as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(15)	Filed as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(16)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(17)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(18)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(19)	Filed as exhibit 10.8 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(20)	Filed as exhibit 10.9 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(21)	Filed as exhibit 10.10 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

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

(24)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by reference.

(25)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(26)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(27)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(28)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 4, 2010 and incorporated herein by reference.

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

RENASANT CORPORATION

Date: March 9, 2011	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: March 9, 2011	by:	/s/ William M. Beasley
William M. Beasley
Director

Date: March 9, 2011	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 9 2010	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 9, 2011	by:	/s/ John M. Creekmore
John M. Creekmore
Director

Date: March 9, 2011	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date: March 9, 2011	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date: March 9, 2011	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 9, 2011	by:	/s/ John T. Foy
John T. Foy
Director

Date: March 9, 2011	by:	/s/ T. Michael Glenn
T. Michael Glenn
Director

Date: March 9, 2011	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

S – 1

Date: March 9, 2011	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date: March 9, 2011	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date: March 9, 2011	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date: March 9, 2011	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 9, 2011	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2011	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 9, 2011	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date: March 9, 2011	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date: March 9, 2011	by:	/s/ J. Larry Young
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