Form 10-Q
period 2011-03-31
RENASANT CORP
filed 2011-05-10
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of April 29, 2011, 25,056,431 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

RENASANT CORPORATION AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited) March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$68,885	$47,705
Interest-bearing balances with banks	257,140	244,964

Cash and cash equivalents	326,025	292,669
Securities held to maturity (fair value of $260,811 and $228,157, respectively)	259,850	230,786
Securities available for sale, at fair value	620,532	603,686
Mortgage loans held for sale	9,399	27,704
Loans, net of unearned income:
Covered under loss-share agreements	386,811	333,681
Not covered under loss-share agreements	2,190,376	2,190,909

Total loans, net of unearned income	2,577,187	2,524,590
Allowance for loan losses	(47,505)	(45,415)

Loans, net	2,529,682	2,479,175
Premises and equipment, net	51,702	51,424
Other real estate owned and repossessions:
Covered under loss-share agreements	59,036	54,715
Not covered under loss-share agreements	71,415	71,833

Total other real estate owned and repossessions	130,451	126,548
Goodwill	184,879	184,879
Other intangible assets, net	6,702	6,988
FDIC loss-share indemnification asset	164,104	155,657
Other assets	138,838	137,811

Total assets	$4,422,164	$4,297,327

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$486,676	$368,798
Interest-bearing	3,158,198	3,099,353

Total deposits	3,644,874	3,468,151
Short-term borrowings	10,892	15,386
Long-term debt	249,257	301,050
Other liabilities	43,787	43,231

Total liabilities	3,948,810	3,827,818
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued, respectively; 25,056,431 and 25,043,112 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(26,975)	(27,187)
Additional paid-in capital	217,278	217,011
Retained earnings	165,834	162,547
Accumulated other comprehensive loss	(16,362)	(16,441)

Total shareholders’ equity	473,354	469,509

Total liabilities and shareholders’ equity	$4,422,164	$4,297,327

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2011	2010
Interest income
Loans	$35,872	$32,429
Securities
Taxable	5,595	5,899
Tax-exempt	2,130	1,335
Other	206	45

Total interest income	43,803	39,708
Interest expense
Deposits	10,082	10,333
Borrowings	2,625	4,965

Total interest expense	12,707	15,298

Net interest income	31,096	24,410
Provision for loan losses	5,500	6,665

Net interest income after provision for loan losses	25,596	17,745
Noninterest income
Service charges on deposit accounts	4,880	5,090
Fees and commissions	4,138	3,721
Insurance commissions	832	834
Trust revenue	613	584
Gains on sales of securities	12	—
Other-than-temporary-impairment losses on securities available for sale	—	(1,281)
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	—	1,121

Net impairment losses on securities	—	(160)
BOLI income	595	574
Gains on sales of mortgage loans held for sale	1,151	1,329
Gain on acquisition	8,774	—
Other	770	512

Total noninterest income	21,765	12,484
Noninterest expense
Salaries and employee benefits	16,237	13,197
Data processing	1,788	1,426
Net occupancy and equipment	3,234	2,931
Other real estate owned	3,511	736
Professional fees	898	866
Advertising and public relations	1,163	890
Intangible amortization	515	476
Communications	1,434	1,086
Extinguishment of debt	1,903	—
Other	6,040	4,026

Total noninterest expense	36,723	25,634

Income before income taxes	10,638	4,595
Income taxes	3,085	988

Net income	$7,553	$3,607

Basic earnings per share	$0.30	$0.17

Diluted earnings per share	$0.30	$0.17

Cash dividends per common share	$0.17	$0.17

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net cash provided by operating activities	$45,499	$32,245
Investing activities
Purchases of securities available for sale	(48,586)	(100,070)
Proceeds from call/maturities of securities available for sale	39,227	75,396
Purchases of securities held to maturity	(36,547)	(5,372)
Proceeds from sales of securities held to maturity	5,041	—
Proceeds from call/maturities of securities held to maturity	2,140	1,735
Net decrease in loans	1,219	27,988
Purchases of premises and equipment	(1,276)	(373)
Proceeds from sales of premises and equipment	10	2
Net cash received in acquisition	148,443	—

Net cash provided by (used in) investing activities	109,671	(694)
Financing activities
Net increase in noninterest-bearing deposits	107,782	10,102
Net (decrease) increase in interest-bearing deposits	(154,066)	127,646
Net decrease in short-term borrowings	(4,494)	(647)
Repayment of long-term debt	(66,779)	(134,141)
Cash paid for dividends	(4,266)	(3,592)
Cash received on exercise of stock-based compensation	9	—

Net cash used in financing activities	(121,814)	(632)

Net increase in cash and cash equivalents	33,356	30,919
Cash and cash equivalents at beginning of period	292,669	148,560

Cash and cash equivalents at end of period	$326,025	$179,479

Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate	$18,555	$6,844

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A – Significant Accounting Policies

(In Thousands, Except Share Data)

Basis of Presentation: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and north central Alabama and north Georgia.

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated subsequent events that have occurred after March 31, 2011 through the date of issuance of its financial statements for consideration of recognition or disclosure.

Impact of Recently-Issued Accounting Standards and Pronouncements: In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification Topic (“ASC”) 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) that requires a reporting entity to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3 inputs. These disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. See Note J, “Fair Value Measurements,” in these Notes to Consolidated Financial Statements for further disclosures regarding the Company’s adoption of this update.

In July 2010, FASB issued an update to ASC 310, “Receivables,” (“ASC 310”) that requires enhanced and additional disclosures that will provide financial statement users with greater transparency about a reporting entity’s allowance for credit losses and the credit quality of its financial receivables. A reporting entity must provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in its portfolio of financing receivables, explaining how that risk is analyzed and assessed in arriving at the allowance for credit losses, and detailing the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, a reporting entity should provide disclosures by portfolio segment and/or by class of financing receivable. This update to ASC 310 amends existing disclosures to require a reporting entity to provide a rollforward schedule of the allowance for credit losses on a portfolio segment basis, with the ending balance further segregated by impairment method. A reporting entity must also present nonaccrual, past due 90 days or more and still accruing and impaired financing receivables by class. Additional disclosures include (i) credit quality indicators of financing receivables at the end of the reporting period presented by class, (ii) the aging of past due financing receivables at the end of the reporting period presented by class, (iii) the nature and extent of troubled debt restructurings that occurred during the period presented by class and their effect on the allowance for credit losses, (iv) the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period presented by class and their effect on the allowance for credit losses, and (v) significant purchases and sales of financing receivables during the reporting period presented by portfolio segment. The disclosures as of the end of a reporting period became effective for the Company’s financial statements at December 31, 2010. The disclosures about activity that occurs during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. See Note D, “Loans and the Allowance for Loan Losses,” in these Notes to Consolidated Financial Statements for disclosures reflecting the Company’s adoption of this update. An update issued in January 2011 temporarily deferred the effective date for the disclosures related to troubled debt restructurings to be concurrent with the effective date of the then-proposed update which is discussed in the following paragraph.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A – Significant Accounting Policies (continued)

In April 2011, FASB issued an update to ASC 310 that clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession by the creditor to the borrower, and the borrower is experiencing financial difficulties. This update to ASC 310 is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applied retrospectively to troubled debt restructurings occurring on or after the beginning of the fiscal year of adoption. The Company is currently in the process of evaluating the impact of adopting this update on its financial statements.

Note B – FDIC-Assisted Acquisitions

(In Thousands)

FDIC-Assisted Acquisition of Certain Assets and Liabilities of American Trust Bank

On February 4, 2011, the Bank entered into a purchase and assumption agreement with loss-share agreements with the FDIC to acquire specified assets and assume specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”). American Trust operated 3 branches in the northwest region of Georgia.

In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $73,657 of American Trust loans (the “covered loans”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered loans.

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Acquisition costs related to the American Trust acquisition of $1,325 were recognized as other noninterest expense in the Consolidated Statements of Income for the three months ended March 31, 2011.

The following table sets forth the fair values of the assets acquired and liabilities assumed by the Bank in the acquisition of American Trust as of February 4, 2011:

Assets Acquired
Cash and due from banks	$148,443
Securities available for sale	7,060
Federal Home Loan Bank stock	1,192
Loans	74,399
FDIC loss-share indemnification asset	11,926
Core deposit intangible	229
Other assets	4,256

Total assets acquired	247,505
Liabilities Assumed
Deposits:
Noninterest-bearing	10,096
Interest-bearing	212,911

Total deposits	223,007
Advances from the Federal Home Loan Bank	15,020
Accrued expenses and other liabilities	704

Total liabilities assumed	238,731

Net assets acquired	8,774
Deferred tax liability	3,356

Net assets assumed, including deferred tax liability	$5,418

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – FDIC-Assisted Acquisitions (continued)

The Company’s operating results for the three months ended March 31, 2011 include the operating results of the assets acquired and liabilities assumed in the American Trust acquisition subsequent to the February 4, 2011 closing date. The significance of the fair value adjustments recorded as well as the nature of the loss-share agreements in connection with an FDIC-assisted transaction are integral to accurately assessing the impact of the acquired operations on the operations of the Company. Disclosure of pro forma financial information is made more difficult by the troubled nature of American Trust prior to the date of the acquisition. Therefore, the Company has determined that pro forma financial information in relation to the acquisition of American Trust is neither practical nor meaningful.

FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust

On July 23, 2010 the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. For more information regarding the Crescent acquisition, please refer to Note B, “FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Obligations of other U.S. Government agencies and corporations	$42,699	$—	$(662)	$42,037
Obligations of states and political subdivisions	217,151	3,113	(1,490)	218,774

	$259,850	$3,113	$(2,152)	$260,811

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$24,703	$—	$(404)	$24,299
Obligations of states and political subdivisions	206,083	1,408	(3,633)	203,858

	$230,786	$1,408	$(4,037)	$228,157

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzed its exposure to potential losses in its security portfolio. Management reviewed the underlying credit rating and analyzed the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of states and political subdivisions that were classified as held to maturity. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $5,029 and the Company recognized a net gain of $12 on the sale.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Obligations of other U.S. Government agencies and corporations	$63,654	$82	$(1,209)	$62,527
Obligations of states and political subdivisions	766	—	(15)	751
Mortgage-backed securities	512,825	11,016	(3,191)	520,650
Trust preferred securities	33,175	132	(28,072)	5,235
Other equity securities	30,838	531	—	31,369

	$641,258	$11,761	$(32,487)	$620,532

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$73,656	$266	$(1,170)	$72,752
Mortgage-backed securities	489,068	10,819	(3,377)	496,510
Trust preferred securities	32,452	150	(28,019)	4,583
Other equity securities	29,674	167	—	29,841

	$624,850	$11,402	$(32,566)	$603,686

There were no sales of securities available for sale for the three months ended March 31, 2011 or 2010, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

The amortized cost and fair value of securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,177	$9,195	$—	$—
Due after one year through five years	45,666	46,116	2,990	3,023
Due after five years through ten years	78,029	78,474	60,664	59,504
Due after ten years	126,978	127,026	33,941	5,986
Mortgage-backed securities	—	—	512,825	520,650
Other equity securities	—	—	30,838	31,369

	$259,850	$260,811	$641,258	$620,532

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2011
Obligations of other U.S Government agencies and corporations	$42,037	$(662)	$—	$—	$42,037	$(662)
Obligations of states and political subdivisions	56,309	(1,488)	332	(2)	56,641	(1,490)

Total	$98,346	$(2,150)	$332	$(2)	$98,678	$(2,152)

December 31, 2010
Obligations of other U.S Government agencies and corporations	$15,104	$(404)	$—	$—	$15,104	$(404)
Obligations of states and political subdivisions	97,367	(3,633)	—	—	97,367	(3,633)

Total	$112,471	$(4,037)	$—	$—	$112,471	$(4,037)

Available for Sale:
March 31, 2011
Obligations of other U.S Government agencies and corporations	$38,966	$(1,209)	$—	$—	$38,966	$(1,209)
Obligations of states and political subdivisions	751	(15)	—	—	751	(15)
Mortgage-backed securities	185,628	(3,173)	2,248	(18)	187,876	(3,191)
Trust preferred securities	—	—	2,103	(28,072)	2,103	(28,072)
Other equity securities	—	—	—	—	—	—

Total	$225,345	$(4,397)	$4,351	$(28,090)	$229,696	$(32,487)

December 31, 2010
Obligations of other U.S Government agencies and corporations	$39,513	$(1,170)	$—	$—	$39,513	$(1,170)
Mortgage-backed securities	148,867	(3,359)	2,254	(18)	151,121	(3,377)
Trust preferred securities	—	—	1,433	(28,019)	1,433	(28,019)
Other equity securities	—	—	—	—	—	—

Total	$188,380	$(4,529)	$3,687	$(28,037)	$192,067	$(32,566)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

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

The Company holds investments in pooled trust preferred securities and those from a single issuer. The investments in pooled trust preferred securities had a cost basis of $30,175 and $29,452 and a fair value of $2,103 and $1,433 at March 31, 2011 and December 31, 2010, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 321 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At March 31, 2011, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment and that no additional impairment was required.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2011:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default	Projected Additional Deferrals or Defaults
XXIV	Pooled	B-2	$12,511	$101	$(12,410)	Caa3	41%	13%
XXVI	Pooled	B-2	5,661	1,048	(4,613)	Ca	38%	9%
XXIII	Pooled	B-2	10,768	841	(9,927)	Ca	28%	9%
XIII	Pooled	B-2	1,235	113	(1,122)	Ca	32%	12%

			$30,175	$2,103	$(28,072)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2011	2010
Balance at January 1	$(3,075)	$—
Additions related to credit losses for which OTTI was not previously recognized	—	(160)
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at March 31	$(3,075)	$(160)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses

(In Thousands)

The following is a summary of loans:

	March 31, 2011	December 31, 2010
Commercial, financial, agricultural	$273,853	$265,276
Lease financing	484	533
Real estate – construction	85,406	82,361
Real estate – 1-4 family mortgage	854,630	872,382
Real estate – commercial mortgage	1,299,599	1,239,843
Installment loans to individuals	63,241	64,225

Gross loans	2,577,213	2,524,620
Unearned income	(26)	(30)

Loans, net of unearned income	2,577,187	2,524,590
Allowance for loan losses	(47,505)	(45,415)

Net loans	$2,529,682	$2,479,175

Loans acquired in FDIC-assisted acquisitions were recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during the three months ended March 31, 2011 or for the year ended December 31, 2010 because the fair value measurement incorporates an estimate of losses on acquired loans. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

In these Notes to Consolidated Financial Statements, the Company refers to loans subject to the loss-share agreements as “covered loans” or “loans covered under loss-share agreements” and loans that are not subject to the loss-share agreements as “loans not covered by loss-share agreements.”

A summary of loans acquired in FDIC-assisted acquisitions at fair value follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered	Total Loans
March 31, 2011
Commercial, financial, agricultural	$47	$22,917	$17	$22,981
Real estate – construction	7,408	6,439	—	13,847
Real estate – 1-4 family mortgage	20,568	103,202	82	123,852
Real estate – commercial mortgage	64,889	161,149	1,182	227,220
Installment loans to individuals	—	192	7,142	7,334

Total	$92,912	$293,899	$8,423	$395,234

December 31, 2010
Commercial, financial, agricultural	$10	$20,911	$3	$20,924
Real estate – construction	8,313	7,250	—	15,563
Real estate – 1-4 family mortgage	20,293	102,225	—	122,518
Real estate – commercial mortgage	67,445	107,128	—	174,573
Installment loans to individuals	—	106	8,052	8,158

Total	$96,061	$237,620	$8,055	$341,736

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings resulting from measurements of inherent credit risk in the loan portfolio and estimates of probable losses or impairments of individual loans. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The following table provides a rollforward of the allowance for loan losses by portfolio segment and the related recorded investment in loans, net of unearned income:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial	Installment and Other(1)	Total
March 31, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Provision for loan losses	660	(151)	3,652	1,365	(26)	5,500
Charge-offs	(145)	(229)	(3,531)	(551)	(56)	(4,512)
Recoveries	142	—	116	817	27	1,102

Ending balance	$3,282	$1,735	$21,107	$20,410	$971	$47,505

Period end amount allocated to:
Individually evaluated for impairment	$674	$711	$7,931	$6,819	$—	$16,135
Collectively evaluated for impairment	2,608	1,024	13,176	13,591	971	31,370
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,282	$1,735	$21,107	$20,410	$971	$47,505

Loans, net of unearned income:
Individually evaluated for impairment	$8,494	$8,254	$86,649	$90,693	$—	$194,090
Collectively evaluated for impairment	242,378	63,305	644,129	981,686	56,365	1,987,863
Loans acquired with deteriorated credit quality	22,981	13,847	123,852	227,220	7,334	395,234

Ending balance	$273,853	$85,406	$854,630	$1,299,599	$63,699	$2,577,187

December 31, 2010
Allowance for loan losses:
Beginning balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145
Provision for loan losses	(1,351)	1,734	18,467	12,181	(366)	30,665
Charge-offs	(1,161)	(4,181)	(14,189)	(6,512)	(319)	(26,362)
Recoveries	282	68	999	533	85	1,967

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

Period end amount allocated to:
Individually evaluated for impairment	$549	$20	$10,349	$6,611	$—	$17,529
Collectively evaluated for impairment	2,076	2,095	10,521	12,168	1,026	27,886
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

Loans, net of unearned income:
Individually evaluated for impairment	$7,361	$8,837	$94,883	$81,288	$—	$192,369
Collectively evaluated for impairment	236,991	57,961	654,981	983,982	56,570	1,990,485
Loans acquired with deteriorated credit quality	20,924	15,563	122,518	174,573	8,158	341,736

Ending balance	$265,276	$82,361	$872,382	$1,239,843	$64,728	$2,524,590

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Credit Quality

For commercial and commercial real estate secured loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor. The “Watch” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 6 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades:

	Pass	Watch	Substandard	Total
March 31, 2011
Commercial, financial, agricultural	$189,061	$3,941	$4,553	$197,555
Real estate – construction	45,814	5,938	2,316	54,068
Real estate – 1-4 family mortgage	107,878	51,295	35,354	194,527
Real estate – commercial mortgage	849,606	59,255	31,438	940,299

Total	$1,192,359	$120,429	$73,661	$1,386,449

December 31, 2010
Commercial, financial, agricultural	$184,125	$3,536	$3,825	$191,486
Real estate – construction	40,129	6,528	2,309	48,966
Real estate – 1-4 family mortgage	121,896	47,911	46,972	216,779
Real estate – commercial mortgage	856,819	49,408	31,880	938,107

Total	$1,202,969	$107,383	$84,986	$1,395,338

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the Company’s loan portfolio by historical loss:

	Performing	Non-Performing	Total
March 31, 2011
Commercial, financial, agricultural	$53,099	$218	$53,317
Lease financing	458	—	458
Real estate – construction	17,491	—	17,491
Real estate – 1-4 family mortgage	527,120	9,131	536,251
Real estate – commercial mortgage	131,255	825	132,080
Installment loans to individuals	55,844	63	55,907

Total	$785,267	$10,237	$795,504

December 31, 2010
Commercial, financial, agricultural	$52,866	$—	$52,866
Lease financing	503	—	503
Real estate – construction	17,832	—	17,832
Real estate – 1-4 family mortgage	527,086	5,999	533,085
Real estate – commercial mortgage	127,068	95	127,163
Installment loans to individuals	55,996	71	56,067

Total	$781,351	$6,165	$787,516

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Past Due and Nonaccrual Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table provides an aging of past due loans, segregated by class:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Accruing 90 Days or More Past Due
March 31, 2011
Commercial, financial, agricultural	$2,355	$7,157	$9,512	$264,341	$273,853	$1,425
Lease financing	—	—	—	458	458	—
Real estate – construction	919	10,588	11,507	73,899	85,406	111
Real estate – 1-4 family mortgage	27,878	47,792	75,670	778,960	854,630	9,028
Real estate – commercial mortgage	22,335	56,881	79,216	1,220,383	1,299,599	7,778
Installment loans to individuals	725	1,010	1,735	61,506	63,241	314

Total	$54,212	$123,428	$177,640	$2,399,547	$2,577,187	$18,656

December 31, 2010
Commercial, financial, agricultural	$2,916	$3,869	$6,785	$258,491	$265,276	$224
Lease financing	—	—	—	503	503	—
Real estate – construction	667	11,419	12,086	70,275	82,361	128
Real estate – 1-4 family mortgage	22,255	45,971	68,226	804,156	872,382	4,794
Real estate – commercial mortgage	8,905	46,152	55,057	1,184,786	1,239,843	2,016
Installment loans to individuals	751	205	956	63,269	64,225	34

Total	$35,494	$107,616	$143,110	$2,381,480	$2,524,590	$7,196

The following table presents nonaccrual loans, including those that are not considered past due, segregated by class:

	March 31, 2011	December 31, 2010
Commercial, financial, agricultural	$5,804	$5,508
Lease financing	—	—
Real estate – construction	10,708	11,980
Real estate – 1-4 family mortgage	55,133	60,203
Real estate – commercial mortgage	52,941	50,719
Installment loans to individuals	729	645

Gross loans	$125,315	$129,055

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans above a minimum dollar amount threshold by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)
March 31, 2011
With a related allowance recorded:
Commercial, financial, agricultural	$2,537	$2,712	$674	$2,638
Real estate – construction	2,424	2,424	711	2,420
Real estate – 1-4 family mortgage	41,778	42,477	7,931	42,384
Real estate – commercial mortgage	29,221	29,919	6,819	29,287

Total	$75,960	$77,532	$16,135	$76,729
With no related allowance recorded:
Commercial, financial, agricultural	$2,706	$3,419	$—	$2,706
Real estate – construction	10,544	18,970	—	10,544
Real estate – 1-4 family mortgage	36,284	55,214	—	36,284
Real estate – commercial mortgage	77,225	114,608	—	77,226

Total	$126,759	$192,211	$—	$126,760

Totals	$202,719	$269,743	$16,135	$203,489

December 31, 2010
With a related allowance recorded:
Commercial, financial, agricultural	$2,298	$2,547	$549	$2,684
Real estate – construction	181	181	20	906
Real estate – 1-4 family mortgage	42,889	43,654	10,349	44,756
Real estate – commercial mortgage	26,582	27,775	6,611	28,784

Total	$71,950	$74,157	$17,529	$77,130
With no related allowance recorded:
Commercial, financial, agricultural	$10	$10	$—	$10
Real estate – construction	8,313	8,313	—	8,315
Real estate – 1-4 family mortgage	26,611	29,086	—	30,455
Real estate – commercial mortgage	68,132	68,132	—	69,989

Total	$103,066	$105,541	$—	$108,769

Totals	$175,016	$179,698	$17,529	$185,899

(1)	Average recorded investment reported on a year-to-date basis.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Restructured loans totaled $33,816 and $32,615 at March 31, 2011 and December 31, 2010, respectively. The allocated allowance for loan losses attributable to restructured loans included in the table above was $5,378 and $5,138 at March 31, 2011 and December 31, 2010. The Company had $1,112 and $1,122 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2011 and December 31, 2010, respectively.

Certain loans acquired in connection with prior acquisitions (excluding FDIC-assisted acquisitions) exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the Consolidated Balance Sheets under the line item “Loans - Not covered under loss-share agreements” at March 31, 2011 were as follows:

Commercial, financial, agricultural	$1,563
Real estate – 1-4 family mortgage	4,346
Real estate – commercial mortgage	239

Total outstanding balance	6,148
Nonaccretable difference	(1,213)

Cash flows expected to be collected	4,935
Accretable yield	(92)

Fair value	$4,843

Changes in the accretable yield of these loans were as follows:

Balance at January 1, 2011	$172
Additions	—
Reclassifications from nonaccretable difference	63
Accretion	(143)

Balance at March 31, 2011	$92

The following table presents the fair value of loans covered by loss-share agreements determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at March 31, 2011:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Contractually-required principal and interest	$149,710	$399,055	$548,765
Nonaccretable difference(1)	(53,995)	(92,339)	(146,334)

Cash flows expected to be collected	95,715	306,716	402,431
Accretable yield(2)	(2,803)	(12,817)	(15,620)

Fair value	$92,912	$293,899	$386,811

(1)	Represents contractual principal and interest cash flows of $136,324 and $10,010, respectively, not expected to be collected.
(2)	Represents future interest payments of $9,412 expected to be collected and purchase discount of $6,208.

Changes in the accretable yield of covered loans were as follows:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Balance at January 1, 2011	$(3,626)	$(15)	$(3,641)
Additions through acquisition	—	(3,405)	(3,405)
Reclassifications from nonaccretable difference	—	—	—
Accretion	823	15	838

Balance at March 31, 2011	$(2,803)	$(3,405)	$(6,208)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note E – Other Real Estate and Repossessions

(In Thousands)

The following table provides details of the Company’s other real estate owned and repossessions (“OREO”) covered and not covered under a loss-share agreement:

	Covered OREO	Not Covered OREO	Total OREO
March 31, 2011
Residential real estate	$12,797	$13,858	$26,655
Commercial real estate	11,076	13,400	24,476
Residential land development	12,742	38,863	51,605
Commercial land development	22,421	4,999	27,420
Other	—	295	295

Total other real estate and repossessions	$59,036	$71,415	$130,451

December 31, 2010
Residential real estate	$12,029	15,445	27,474
Commercial real estate	8,360	18,266	26,626
Residential land development	13,280	33,172	46,452
Commercial land development	21,046	4,501	25,547
Other	—	449	449

Total other real estate owned and repossessions	$54,715	$71,833	$126,548

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2011	$54,715	$71,833	$126,548
Transfers of loans	8,300	10,255	18,555
Capitalized improvements	—	17	17
Impairments	—	(969)	(969)
Dispositions	(3,978)	(10,363)	(14,341)
Other	(1)	642	641

Balance at March 31, 2011	$59,036	$71,415	$130,451

Note F – FDIC Loss-Share Indemnification Asset

(In Thousands)

As part of the loan portfolio fair value estimation in connection with the Crescent and American Trust acquisitions, the Bank established a FDIC loss-share indemnification asset, which represents the present value of the estimated losses on loans to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the loans. The FDIC loss-share indemnification asset will be reduced as losses are recognized on loans and loss-share payments are received from the FDIC. Realized losses in excess of estimates as of the dates of the respective acquisitions will increase the FDIC loss-share indemnification asset. Conversely, if realized losses are less than these estimates, the portion of the FDIC loss-share indemnification asset no longer expected to result in a payment from the FDIC will be amortized to interest income using the effective interest method.

Changes in the loss-share indemnification asset were as follows:

Balance at January 1, 2011	$155,657
Additions through acquisition	11,926
Reimbursable expenses claimed	8,596
Reimbursements received	(12,075)
Accretion	—

Balance at March 31, 2011	$164,104

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G – Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$—	$—	$9	$9
Interest cost	236	247	23	23
Expected return on plan assets	(287)	(252)	—	—
Prior service cost recognized	—	5	—	—
Recognized actuarial loss	77	93	39	30
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$26	$93	$71	$62

In January 2011 and 2010, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2011 and 2010 for the three month periods ended March 31, 2011 and 2010:

	2011 Grant	2010 Grant
Shares granted	170,000	138,500
Dividend yield	4.02%	4.74%
Expected volatility	36%	34%
Risk-free interest rate	1.97%	2.48%
Expected lives	6 years	6 years
Weighted average exercise price	$16.91	$14.22
Weighted average fair value	$3.93	$3.01

In addition, the Company awarded 7,500 shares of time-based restricted stock and 34,500 shares of performance-based restricted stock in January 2011. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, if at all, if the Company meets or exceeds financial performance results defined by the board of directors for the year. The fair value of the restricted stock grants on the date of the grants was $16.91 per share.

During the three months ended March 31, 2011, the Company reissued 13,319 shares from treasury in connection with the exercise of stock-based compensation. The Company recorded total stock-based compensation expense of $305 and $135 for the three months ended March 31, 2011 and 2010, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H – Segment Reporting

(In Thousands)

The Company’s internal reporting process is currently organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with other data processing and back office functions, are not allocated to the Company’s segments. Rather, these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts. The operations of Crescent and American Trust are included in the operations of the Tennessee community bank. Management believes future strategic opportunities in eastern Tennessee will result from the operations acquired in Georgia.

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended March 31, 2011
Net interest income	$13,041	$13,071	$6,913	$32	$(1,961)	$31,096
Provision for loan losses	2,031	2,704	765	—	—	5,500
Noninterest income	7,154	10,630	1,964	1,143	874	21,765
Noninterest expense	8,206	9,627	5,044	723	13,123	36,723

Income before income taxes	9,958	11,370	3,068	452	(14,210)	10,638
Income taxes	2,962	2,920	890	174	(3,861)	3,085

Net income (loss)	$6,996	$8,450	$2,178	$278	$(10,349)	$7,553

Total assets	$1,653,183	$1,989,185	$762,919	$9,062	$7,815	$4,422,164
Goodwill	2,265	133,316	46,515	2,783	—	184,879
Three Months Ended March 31, 2010
Net interest income	$13,266	$7,669	$5,186	$33	$(1,744)	$24,410
Provision for loan losses	2,276	3,146	1,243	—	—	6,665
Noninterest income	7,358	1,480	2,041	1,057	548	12,484
Noninterest expense	7,717	4,637	3,977	735	8,568	25,634

Income before income taxes	10,631	1,366	2,007	355	(9,764)	4,595
Income taxes	2,441	314	461	137	(2,365)	988

Net income (loss)	$8,190	$1,052	$1,546	$218	$(7,399)	$3,607

Total assets	$1,565,979	$1,329,983	$732,819	$8,238	$4,690	$3,641,709
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Derivative Instruments

(In Thousands)

Beginning in the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2011, the Company had notional amounts of $14,948 on interest rate contracts with corporate customers and $14,948 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. For the three months ended March 31, 2011, deferred gains related to the swaps of $150 were amortized into net interest income.

The Company enters into mortgage loan commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting. The notional amount of commitments to fund fixed-rate mortgage loans was $8,284 and $31,685 at March 31, 2011 and December 31, 2010, respectively.

The following table provides details on the Company’s derivative financial instruments:

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative assets:
Not designated as hedging instruments:
Interest rate swaps	Other Assets	$890	Other Assets	$941
Mortgage loan commitments	Other Assets	116	Other Assets	316

Totals		$1,006		$1,257

Derivative liabilities:
Not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$890	Other Liabilities	$941

Totals not designated as hedging instruments		$116		$316

The effect of the Company’s derivative financial instruments on the Consolidated Statements of Income was as follows:

	Income Statement Location	Three Months Ended March 31,
		2011	2010
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Interest on Loans	$—	$336
Interest rate swaps	Interest on Borrowings	—	(225)

Total		$—	$111

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest on Loans	$49	$—
Mortgage loan commitments	Gains on Mortgage Loans Held for Sale	(200)	93

Total		$(151)	$93

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements

(In Thousands)

Fair Value Measurements and the Fair Level Hierarchy

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

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Securities available for sale: Securities available for sale consist primarily of debt securities such as obligations of U.S. Government agencies and corporations, mortgage-backed securities and trust preferred securities. For securities available for sale, fair values for debt securities are based on quoted market prices, where available, or a discounted cash flow model. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of equity securities traded in an active market is based on quoted market prices; for equity securities not traded in an active market, fair value approximates their historical cost.

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

Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010.

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary through March 31, 2011 or for the year ended December 31, 2010.

Other real estate owned: OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO not covered under loss-share agreements acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3. OREO covered under loss-share agreements were recorded at their fair value upon their acquisition date, and no fair value adjustments were necessary through March 31, 2011 or for the year ended December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
March 31, 2011
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$62,527	$—	$62,527
Obligations of states and political subdivisions	—	751	—	751
Mortgage-backed securities	—	520,650	—	520,650
Trust preferred securities	—	3,132	2,103	5,235
Other equity securities	—	—	31,369	31,369

Total securities available for sale	—	587,060	33,472	620,532
Derivative instruments:
Interest rate swaps, net	—	—	—	—
Mortgage loan commitments	—	116	—	116

Total derivative instruments	—	116	—	116

	$—	$587,176	$33,472	$620,648

December 31, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$72,752	$—	$72,752
Mortgage-backed securities	—	496,510	—	496,510
Trust preferred securities	—	3,150	1,433	4,583
Other equity securities	—	—	29,841	29,841

Total securities available for sale	—	572,412	31,274	603,686
Derivative instruments:
Interest rate swaps, net	—	—	—	—
Mortgage loan commitments	—	316	—	316

Total derivative instruments	—	316	—	316

	$—	$572,728	$31,274	$604,002

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2011:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2011	$1,433	$29,841	$31,274
Transfers in and/or out of Level 3	—	—	—
Realized gains (losses) included in net income	6	(29)	(23)
Unrealized gains (losses) included in other comprehensive income	(53)	365	312
Additions through acquisition	—	1,192	1,192
Purchases	717	—	717

Balance at March 31, 2011	$2,103	$31,369	$33,472

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following table presents assets measured at fair value on a nonrecurring basis that were still held in the Consolidated Balance Sheets at those respective dates:

	Level 1	Level 2	Level 3	Totals
March 31, 2011
Impaired loans	$—	$—	$80,430	$80,430
Other real estate owned	—	—	3,803	3,803
December 31, 2010
Impaired loans	$—	$—	$78,954	$78,954
Other real estate owned	—	—	15,150	15,150

Impaired loans not covered under loss-share agreements with a carrying value of $80,430 and $78,954 had an allocated allowance for loan losses of $16,135 and $17,529 at March 31, 2011 and December 31, 2010, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

OREO not covered under loss-share agreements with a carrying amount of $4,772 was written down to $3,803, resulting in a loss of $969, which was included in the results of operations for the three months ended March 31, 2011. OREO with a carrying amount of $18,816 was written down to $15,150, resulting in a loss of $3,666, which was included in the results of operations for the year ended December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$326,025	$326,025	$292,669	$292,669
Securities held to maturity	259,851	260,811	230,786	228,157
Securities available for sale	620,532	620,532	603,686	603,686
Mortgage loans held for sale	9,399	9,399	27,704	27,704
Loans covered under loss-share agreements	386,811	391,477	333,681	334,096
Loans not covered under loss-share agreements	2,142,870	2,127,894	2,145,494	2,123,169
FDIC loss-share indemnification asset	164,104	164,104	155,657	155,657
Derivative instruments	1,006	1,006	1,257	1,257
Financial liabilities:
Deposits	3,644,874	3,644,993	3,468,151	3,468,574
Short-term borrowings	10,891	10,891	15,386	15,386
Federal Home Loan Bank advances	123,366	128,356	175,119	181,909
Junior subordinated debentures	75,891	24,282	75,931	25,073
TLGP Senior Note	50,000	51,361	50,000	50,361
Derivative instruments	890	890	941	941

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.

Cash and cash equivalents: Cash and cash equivalents consists of cash and due from banks and interest-bearing balances with banks. The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates fair value based on the short-term nature of these assets.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

Securities held to maturity: For securities held to maturity, fair values for debt securities are based on quoted market prices, where available, or a discounted cash flow model. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans covered under loss-share agreements: The fair value of loans covered under loss-share agreements is based on the net present value of future cash proceeds expected to be received using discount rates that are derived from current market rates and reflect the level of interest risk in the covered loans.

Loans not covered under loss-share agreements: For variable-rate loans not covered under loss-share agreements that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of fixed-rate loans not covered under loss-share agreements, including mortgages, commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FDIC loss-share indemnification asset: The fair value of the FDIC loss-share indemnification asset is based on the net present value of future cash flows expected to be received from the FDIC under the provisions of the loss-share agreements using a discount rate that is based on current market rates for the underlying covered loans. Current market rates are used in light of the uncertainty of the timing and receipt of the loss-sharing reimbursement from the FDIC.

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

Federal Home Loan Bank advances: The fair value for FHLB advances is determined by discounting the future cash flows using the current market rate.

Junior subordinated debentures: The fair value for the Company’s junior subordinated debentures is determined by discounting the future cash flows using the current market rate.

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (“TLGP”) is determined by discounting the future cash flows using the current market rate.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income

(In Thousands)

The components of other comprehensive income were as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$7,553	$3,607
Other comprehensive income:
Unrealized holding gains on securities, net of tax expense of $332 and $622	536	1,004
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $160 and $429	(259)	(692)
Reclassification adjustment for gains realized in net income, net of tax expense of $110 and $57	(176)	(93)

Net change in unrealized losses on securities	101	219
Unrealized holding losses on derivative instruments, net of tax benefit of $8	—	(12)
Reclassification adjustment for gains realized in net income, net of tax expense of $57	(93)	—

Net change in unrealized gains on derivative instruments	(93)	(12)
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $44 and $49	71	78

Other comprehensive income	79	285

Comprehensive income	$7,632	$3,892

The accumulated balances for each component of other comprehensive income, net of tax, were as follows

	March 31, 2011	March 31, 2010
Net unrealized gains (losses) on securities	$2,314	$(1,152)
Net non-credit related portion of other-than-temporary impairment on securities	(13,533)	(692)
Net unrealized gains on derivative instruments	720	867
Net unrecognized defined benefit pension and post-retirement benefit plans obligations	(5,863)	(6,194)

Total accumulated other comprehensive loss	$(16,362)	$(7,171)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note L – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share were as follows:

	Three Months Ended March 31,
	2011	2010
Basic
Net income applicable to common stock	$7,553	$3,607
Average common shares outstanding	25,052,126	21,082,991
Net income per common share - basic	$0.30	$0.17

Diluted
Net income applicable to common stock	$7,553	$3,607
Average common shares outstanding	25,052,126	21,082,991
Effect of dilutive stock-based compensation	120,284	125,943

Average common shares outstanding - diluted	25,172,410	21,208,934
Net income per common share - diluted	$0.30	$0.17

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the Company’s ability to efficiently integrate its acquisitions of Crescent Bank & Trust Company and American Trust Bank (described below) into its operations, retain the customers of these institutions and grow the acquired franchises; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationship; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

Renasant Corporation owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and north central Alabama and north Georgia.

On February 4, 2011, the Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the FDIC, as receiver for American Trust. American Trust operated, and the Company acquired and retained, 3 branches in the northwest region of Georgia. The Bank acquired assets with a fair value of $247,505, including loans with a fair value of $74,399, and assumed liabilities with a fair value of $238,731, including deposits with a fair value of $223,007. At the acquisition date, approximately $73,657 of acquired loans were covered by loss-share agreements between the FDIC and the Bank. The acquisition of American Trust resulted in a pre-tax gain of $8,774. For more information regarding this transaction, please refer to Note B, “FDIC-Assisted Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,”

On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Crescent. Crescent operated, and the Company acquired and retained, 11 branches in the northwest region of Georgia. The Bank acquired assets with a fair value of $959,307, including loans with a fair value of $371,100, and assumed liabilities with a fair value of $917,096, including deposits with a fair value of $890,103. At the acquisition date, approximately $361,472 of acquired loans and $50,168 of other real estate owned were covered by loss-share agreements between the FDIC and the Bank. For more information regarding this transaction, please refer to Note B, “FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust,” in the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

The Company’s total assets were $4,422,164 at March 31, 2011 as compared to $4,297,327 on December 31, 2010.

Cash and cash equivalents increased to $326,025 at March 31, 2011 from $292,669 at December 31, 2010 as a result of the cash received in connection with the American Trust acquisition. Cash and cash equivalents represented 7.37% of total assets at March 31, 2011 compared to 6.81% of total assets at December 31, 2010.

Investments

The following table shows the carrying value of our securities portfolio by investment type, and the percentage of such investment type relative to the entire securities portfolio, for the periods presented:

	March 31, 2011	Percentage of Portfolio	December 31, 2010	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$105,226	11.95%	$97,455	11.68%
Mortgage-backed securities	520,650	59.14	496,510	59.50
Obligations of states and political subdivisions	217,902	24.75	206,083	24.70
Trust preferred securities	5,235	0.60	4,583	0.54
Other equity securities	31,369	3.56	29,841	3.58

Total investments	$880,382	100.00%	$834,472	100.00%

The balance of our investment portfolio at March 31, 2011 was $880,382 compared to $834,472 at December 31, 2010. The acquisition of American Trust increased the investment portfolio by $8,252. During the first quarter of 2011, we also purchased $85,133 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”), which in the aggregate made up approximately 57.07% of the purchases. CMO’s are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMO’s held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for approximately 21.14% and 21.79%, respectively, of the remainder of the securities purchased in the first quarter of 2011. The carrying value of securities sold during the first three months of 2011, totaled $5,029, consisting solely of municipal securities. Maturities and calls of securities during the first three months of 2011 totaled $41,367. At March 31, 2011, unrealized losses of $32,487 were recorded on investment securities with a carrying value of $229,696.

Loans

The table below sets forth the balance of loans outstanding by loan type:

	March 31, 2011	Percentage of Total Loans	December 31, 2010	Percentage of Total Loans
Commercial, financial, agricultural	$273,853	10.63%	$265,276	10.51%
Lease financing	458	0.02	503	0.02
Real estate – construction	85,406	3.31	82,361	3.26
Real estate – 1-4 family mortgage	854,630	33.16	872,382	34.56
Real estate – commercial mortgage	1,299,599	50.43	1,239,843	49.11
Installment loans to individuals	63,241	2.45	64,225	2.54

Total loans, net of unearned income	$2,577,187	100.00%	$2,524,590	100.00%

At March 31, 2011, loans increased $52,597 from December 31, 2010 which is a result of the acquisition of American Trust. The loans acquired in the American Trust acquisition were, for the most part, covered under loss-share agreements with the FDIC. For loans covered under the loss-share agreements (referred to as “covered loans”), the FDIC will reimburse the Bank 80% of the losses incurred on these loans.

The following table provides a breakdown of loans covered and not covered under a loss-share agreement:

	March 31, 2011			December 31, 2011
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$22,964	$250,889	$273,853	$20,921	$244,355	$265,276
Lease financing	—	458	458	—	503	503
Real estate – construction:
Residential	4,947	34,459	39,406	6,476	31,143	37,619
Commercial	8,900	31,665	40,565	9,087	30,638	39,725
Condominiums	—	5,435	5,435	—	5,017	5,017

Total real estate – construction	13,847	71,559	85,406	15,563	66,798	82,361
Real estate – 1-4 family mortgage:
Primary	22,291	340,176	362,467	19,786	343,712	363,498
Home equity	19,884	162,468	182,352	21,454	161,973	183,427
Rental/investment	49,839	143,629	193,468	51,065	148,308	199,373
Land development	31,756	84,587	116,343	30,214	95,870	126,084

Total real estate – 1-4 family mortgage	123,770	730,860	854,630	122,519	749,863	872,382
Real estate – commercial mortgage:
Owner-occupied	102,785	515,883	618,668	71,455	522,288	593,743
Non-owner occupied	45,868	453,629	499,497	24,863	432,872	457,735
Land development	77,385	104,049	181,434	78,254	110,111	188,365

Total real estate – commercial mortgage	226,038	1,073,561	1,299,599	174,572	1,065,271	1,239,843
Installment loans to individuals	192	63,049	63,241	106	64,119	64,225

Total loans, net of unearned income	$386,811	$2,190,376	$2,577,187	$333,681	$2,190,909	$2,524,590

Excluding the loans acquired from American Trust, total loans at March 31, 2011 decreased by $21,802 compared to December 31, 2010. During the first quarter of 2011, loans in our Alabama and Tennessee regions increased $7,979 and $760, respectively, while loans in our Mississippi region decreased $15,002 from December 31, 2010. Excluding the loans attributable to the American Trust acquisition, loans in our Georgia markets decreased $15,539 during the first quarter of 2011. While loans were relatively flat during the first quarter of 2011, the Company grew net loans in certain of its key markets during the first quarter of 2011.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2011, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Mortgage loans held for sale were $9,399 at March 31, 2011 compared to $27,704 at December 31, 2010. Originations of mortgage loans to be sold totaled $96,510 for the first three months of 2011 as compared to $101,571 for the same period in 2010. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Deposits

The Company relies on deposits as its major source of funds. Total deposits were $3,644,874 at March 31, 2011 compared to $3,468,151 at December 31, 2010. Noninterest-bearing deposits were $486,676 at March 31, 2011 compared to $368,798 at December 31, 2010, while interest-bearing deposits were $3,158,198 at March 31, 2011 compared to $3,099,353 at December 31, 2010. The acquisition of American Trust increased noninterest-bearing and interest-bearing deposits by $11,045 and $142,885, respectively, at March 31, 2011. Deposits in the Mississippi region increased $103,103 in the first three months of 2011, while deposits in the Alabama and Tennessee regions decreased $17,507 and $41,853, respectively, in the first three months of 2011. Deposits in our Georgia markets totaled $797,870 at March 31, 2011.

Borrowed Funds

Total borrowings, which include federal funds purchased, treasury, tax and loan notes, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), debt guaranteed by the FDIC under its Temporary Liquidity Guarantee Program and junior subordinated debentures, were $260,149 at March 31, 2011 compared to $316,436 at December 31, 2010. FHLB advances were $123,666 at March 31, 2011 compared to $175,119 at December 31, 2010. The Company assumed $15,020 in long-term FHLB advances in connection with the American Trust acquisition, all of which were repaid during the first quarter of 2011. The Company repaid $50,000 of long-term FHLB borrowings during the first three months of 2011 and incurred prepayment penalties of $1,903.

Results of Operations

Net Income

Net income for the three month period ended March 31, 2011 was $7,553, which represents an increase of $3,946, or 109.40%, from net income of $3,607 for the three month period ended March 31, 2010. Basic and diluted earnings per share increased $0.13 to $0.30 for the three month period ended March 31, 2011 as compared to $0.17 for the prior year. The increase in earnings per share for the first quarter of 2011 as compared to the first quarter of 2010 is due primarily to the acquisition of American Trust and the related one-time gain the Company recorded in connection with the acquisition.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income increased 27.39% to $31,096 for the first quarter of 2011 compared to $24,410 for the same period in 2010. Net interest margin, the tax equivalent net yield on earning assets, increased to 3.55% for the first three months of 2011 from 3.27% for the same period in 2010. Net interest margin and net interest income are influenced by several factors, primarily changes in interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,556,572	$36,061	5.72%	$2,354,443	$32,668	5.63%
Securities:
Taxable(2)	660,119	5,686	3.45	557,439	5,996	4.30
Tax-exempt	221,689	3,418	6.17	140,474	2,220	6.24
Interest-bearing balances with banks	284,039	206	0.29	108,264	44	0.17

Total interest-earning assets	3,722,419	45,371	4.93	3,160,620	40,900	5.23
Cash and due from banks	64,249			56,004
FDIC loss-share indemnification asset	161,121			—
Intangible assets	191,740			190,881
Other assets	283,559			213,856

Total assets	$4,423,088			$3,621,361

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,367,955	2,988	0.89	$959,503	2,797	1.18
Savings deposits	204,322	246	0.49	112,835	151	0.54
Time deposits	1,576,204	6,848	1.76	1,260,403	7,385	2.38

Total interest-bearing deposits	3,148,481	10,082	1.30	2,332,741	10,333	1.80
Borrowed funds	290,201	2,625	3.63	530,654	4,965	3.79

Total interest-bearing liabilities	3,438,682	12,707	1.50	2,863,395	15,298	2.17
Noninterest-bearing deposits	476,115			310,726
Other liabilities	37,416			35,108
Shareholders’ equity	470,875			412,132

Total liabilities and shareholders’ equity	$4,423,088			$3,621,361

Net interest income/net interest margin		$32,664	3.55%		$25,602	3.27%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Interest income, on a tax equivalent basis, was $45,371 for the first quarter of 2011 compared to $40,900 for the same period in 2010. The increase in interest income was driven primarily by an increase in the average balance of interest earning assets offset by a decline in the yield on interest-earning assets. The tax equivalent yield on interest-earning assets decreased 30 basis points in first quarter of 2011 compared to the first quarter of 2010. The change in the mix of interest-earning assets from higher yielding loans to lower yielding interest bearing cash balances further contributed to the decline in tax equivalent yield.

The following table presents the percentage of total average earning assets, by type and yield, at March 31 for each of the years presented:

	Percentage of Total		Yield
	2011	2010	2011	2010
Loans	68.68%	74.49%	5.72%	5.63%
Securities	23.69	22.08	4.13	4.69
Other	7.63	3.43	0.29	0.17

Total earning assets	100.00%	100.00%	4.93%	5.23%

Interest expense was $12,707 for the first quarter of 2011, a decrease of $2,591, or 16.94%, as compared to the same period in 2010. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 1.50% for the first quarter of 2011 as compared to 2.17% for the same period in 2010.

The following table presents the Company’s funding sources which consists of total average deposits and borrowed funds, by type, and total cost of funds, at March 31 for each of the years presented:

	Percentage of Total		Cost of Funds
	2011	2010	2011	2010
Noninterest-bearing demand	12.16%	9.79%	—%	—%
Interest-bearing demand	34.94	30.23	0.89	1.18
Savings	5.22	3.55	0.49	0.54
Time deposits	40.26	39.71	1.76	2.38
Federal Home Loan Bank advances	3.84	12.07	4.05	3.68
Other borrowed funds	3.58	4.65	3.18	4.07

Total deposits and borrowed funds	100.00%	100.00%	1.31%	1.95%

Noninterest Income

Noninterest income was $21,765 for the three months ended March 31, 2011, an increase of $9,281, or 74.34%, as compared to 2010. The increase in noninterest income for the first quarter of 2011 compared to 2010 is attributable to the $8,774 gain from the acquisition of American Trust.

Charges for deposit services, the primary contributor to noninterest income, were $4,880 and $5,090 for the first quarter of 2011 and 2010, respectively. The operations of Crescent and American Trust increased service charges on deposit accounts by $245 during the first quarter of 2011. Overdraft fees, the largest component of service charges on deposits, were $4,320 for the three month period ended March 31, 2011 compared to $4,553 for the same period in 2010.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased 11.21% to $4,138 during the first quarter of 2011 as compared to $3,721 for the first quarter of 2010. The operations of Crescent and American Trust increased fees and commissions by $191 during the first quarter of 2011. Fees charged on loans include origination, underwriting, documentation and other administrative fees. Loan fees were $1,533 during the first quarter of 2011 as compared to $1,436 for the first quarter of 2010. With respect to fees related to deposit services, interchange fees on debit card transactions continue to be a strong source of noninterest income. For the first quarter of 2011, fees associated with debit card usage were $1,696, an increase of 8.43% as compared to $1,564 for the same period of 2010. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Consolidated Statements of Income in the account line “Fees and commissions,” were $444 for the first quarter of 2011 compared to $344 for the same period of 2010.

Income earned on insurance products was $832 and $834 for the three months ended March 31, 2011 and 2010, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $308 and $221 for the three months ended March 31, 2011 and 2010, respectively.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Trust revenue was $613 for the first quarter of 2011 compared to $584 for the same period in 2010. The market value of trust assets under management was $455,479 and $438,912 at March 31, 2011 and 2010, respectively.

Gains on sales of securities for the first quarter of 2011 were $12, resulting from the sale of approximately $5,029 in securities. For the three months ended March 31, 2010, the Company recognized other-than-temporary-impairment losses of $160 related to investments in pooled trust preferred securities.

Gains on the sale of mortgage loans held for sale for the first quarter of 2011 were $1,151, a decrease of $178, or 13.39%, from the first quarter of 2010. The decrease in gains on the sale of mortgage loans is attributable to higher volumes of loans sold during 2010 compared to 2011. Originations of mortgage loans to be sold totaled $96,510 for the first three months of 2011 as compared to $101,571 for the same period in 2010.

Noninterest Expense

Noninterest Expense to Average Assets
2011	2010
3.37%	2.87%

Noninterest expense was $36,723 and $25,634 for the first quarter of 2011 and 2010, respectively, an increase of $11,089, or 43.26%. The operations of Crescent and American Trust increased noninterest expenses by $4,168 during the first quarter of 2011. Noninterest expense for the first quarter of 2011 includes $1,325 of acquisition related costs associated with the American Trust acquisition and $1,903 in prepayment penalties associated with paying off $50,000 of FHLB borrowings.

Salaries and employee benefits increased $3,040, or 6.29%, to $16,237 during the first quarter of 2011 as compared to $13,197 for the first quarter of 2010. The operations of Crescent and the acquisition of American Trust increased salaries and employee benefits $1,950 during the first quarter of 2011.

Data processing costs increased $362 to $1,788 for the first quarter of 2011 as compared to the first quarter of 2010. The increase in data processing costs is reflective of increased loan and deposit processing from growth in the number of loans and deposits and from the completion of the Crescent conversion in the first quarter of 2011. The American Trust conversion is scheduled for completion during the second quarter of 2011.

Net occupancy and equipment expense for the first quarter of 2011 was $3,234, up $303 from the first quarter of 2010. This increase is attributable to occupancy costs associated with the operations of Crescent and the American Trust acquisition offset by lower depreciation expense.

Expenses related to other real estate owned for the first quarter of 2011 were $3,511, an increase of $2,774 compared to the same period in 2010. Expenses on other real estate owned for the three months ended March 31, 2011 include a $969 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $14,340 was sold during the three months ended March 31, 2011, resulting in a net loss of $1,631.

Professional fees include fees we paid our directors as well as fees for legal and accounting services. Professional fees were $898 and $866 for the first quarter of 2011 and 2010, respectively. The higher levels of professional fees are attributable to legal fees associated with loan workouts and foreclosure proceedings.

Advertising and public relations expense was $1,163 for the first quarter of 2011 compared to $890 for the first quarter of 2010. This increase is attributable to advertising and marketing costs associated with our expansion into our north Georgia markets.

Amortization of intangible assets increased $39 to $515 for the first quarter of 2011 compared to $476 for the first quarter of 2010. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one to ten years.

Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $1,434 for the first quarter of 2011 as compared to $1,086 for the first quarter of 2010.

Other noninterest expense was $6,040 and $4,026 for the first quarter of 2011 and 2010, respectively. Other noninterest expense for the first quarter of 2011 includes $1,325 of acquisition related costs associated with the American Trust acquisition.

Efficiency Ratio
2011	2010
67.47%	67.31%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. Our efficiency ratio remained flat for the three month period ended March 31, 2011 as compared to the same period in 2010. The increase in noninterest income attributable to the gain arising from the American Trust acquisition was offset by an increase in noninterest expense. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for the first quarter of 2011 was $3,085 as compared to $988 for the first quarter of 2010. The effective tax rates for those periods were 29.00% and 21.50%, respectively. The increase in the effective tax rate for the first quarter of 2011 as compared to the same period in 2010 is attributable to higher levels of taxable income in 2011 as a result of the gain arising from the American Trust acquisition.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

Credit Risk and Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on a quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under Accounting Standards Codification Topic (“ASC”) 450, “Contingencies.” Other considerations in establishing the allowance include the risk rating of individual credits, the size and diversity of the portfolio, economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation, historical losses that are inherent in the loan portfolio and the results of periodic credit reviews by internal loan review and regulators.

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

Loans acquired in the Crescent and American Trust acquisitions were recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. Because the fair value measurement incorporates an estimate of losses on acquired loans, these loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during the three months ended March 31, 2011 or for the year ended December 31, 2010. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

The table below reflects the activity in the allowance for loan losses, in thousands, for the periods presented:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$45,415	$39,145
Provision for loan losses	5,500	6,665
Charge-offs
Commercial, financial, agricultural	145	77
Lease financing	—	—
Real estate – construction	229	435
Real estate – 1-4 family mortgage	3,531	1,882
Real estate – commercial mortgage	551	2,371
Installment loans to individuals	56	115

Total charge-offs	4,512	4,880
Recoveries
Commercial, financial, agricultural	142	21
Lease financing	—	—
Real estate – construction	—	47
Real estate – 1-4 family mortgage	116	80
Real estate – commercial mortgage	817	6
Installment loans to individuals	27	10

Total recoveries	1,102	164

Net charge-offs	3,410	4,716

Balance at end of period	$47,505	$41,094

Net charge-offs to average loans (annualized)	0.54%	0.81%
Allowance for loan losses to:
Loans	2.17%	1.78%
Nonperforming loans	82.99%	75.26%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended March 31,
	2011	2010
Real estate – construction:
Residential	$229	$388
Commercial	—	—
Condominiums	—	—

Total real estate – construction	229	388
Real estate – 1-4 family mortgage:
Primary	443	79
Home equity	80	410
Rental/investment	430	325
Land development	2,462	988

Total real estate – 1-4 family mortgage	3,415	1,802
Real estate – commercial mortgage:
Owner-occupied	200	1,084
Non-owner occupied	(715)	1,278
Land development	249	3

Total real estate – commercial mortgage	(266)	2,365

Total net-charge-offs of loans secured by real estate	$3,378	$4,555

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans for the periods presented:

	March 31, 2011	December 31, 2010
Specific reserves for impaired loans	$16,135	$17,529
Allocated reserves for remaining portfolio	31,370	27,886

Total	$47,505	$45,415

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

Due to the significant difference in the accounting for the loans and other real estate owned covered by loss-share agreements (“covered assets”) and loss mitigation offered under the loss-share agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at March 31, 2011 or December 31, 2010 as the loans are considered to be performing under ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under ASC 310-30.

The following table provides a detail of the Company’s nonperforming assets covered and not covered under loss-share agreements:

	Covered Assets	Not Covered Assets	Total Assets
March 31, 2011
Nonaccruing loans	$78,909	$46,406	$125,315
Accruing loans past due 90 days or more	7,817	10,839	18,656

Total nonperforming loans	86,726	57,245	143,971
Other real estate owned	59,036	71,415	130,451

Total nonperforming assets	$145,762	$128,660	$274,422

Nonperforming loans to total loans			5.59%
Nonperforming assets to total assets			6.21%
Allowance for loan losses to total loans			1.84%
December 31, 2010
Nonaccruing loans	$82,393	$46,662	$129,055
Accruing loans past due 90 days or more	—	7,196	7,196

Total nonperforming loans	82,393	53,858	136,251
Other real estate owned	54,715	71,833	126,548

Total nonperforming assets	$137,108	$125,691	$262,799

Nonperforming loans to total loans			5.40%
Nonperforming assets to total assets			6.12%
Allowance for loan losses to total loans			1.80%

The asset quality measures surrounding the Company’s nonperforming loans and nonperforming assets discussed in the remainder of this section exclude covered assets relating to the Crescent and American Trust acquisitions.

The following table shows the principal amounts of nonperforming and restructured loans for the periods presented:

	March 31,		December 31,
	2011	2010	2010
Nonaccruing loans	$46,406	$44,688	$46,662
Accruing loans past due 90 days or more	10,839	9,916	7,196

Total nonperforming loans	57,245	54,604	53,858
Restructured loans	33,816	37,569	32,615

Total nonperforming and restructured loans	$91,061	$92,173	$86,473

Nonperforming loans to:
Loans – period end	2.61%	2.37%	2.46%
Loans – average	2.24%	2.32%	2.20%

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table above. At March 31, 2011, we did not hold any other interest-bearing assets that would be included in the table above if such assets were loans.

The following table presents nonperforming loans by loan category for each of the periods presented.

	March 31,		December 31, 2010
	2011	2010
Commercial, financial, agricultural	$3,185	$4,870	$2,422
Lease financing	—	—	—
Real estate – construction	108	6,978	333
Real estate – 1-4 family mortgage	31,149	27,712	35,893
Real estate – commercial mortgage	21,774	14,898	14,539
Installment loans to individuals	1,029	146	671

Total	$57,245	$54,604	$53,858

The following table provides further details of the Company’s nonperforming loans secured by real estate for the periods presented:

	March 31,		December 31,
	2011	2010	2010
Real estate – construction:
Residential	$108	$1,368	$333
Commercial	—	—	—
Condominiums	—	5,610	—

Total real estate – construction	108	6,978	333
Real estate – 1-4 family mortgage:
Primary	4,615	4,317	6,514
Home equity	1,433	844	829
Rental/investment	13,105	8,300	10,942
Land development	11,996	14,251	17,608

Total real estate – 1-4 family mortgage	31,149	27,712	35,893
Real estate – commercial mortgage:
Owner-occupied	10,876	6,498	6,336
Non-owner occupied	7,131	2,954	4,300
Land development	3,767	5,446	3,903

Total real estate – commercial mortgage	21,774	14,898	14,539

Total nonperforming loans secured by real estate	$53,031	$49,588	$50,765

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2011. Management also continually monitors past due loans for potential credit quality deterioration. Total loans past due 30-89 days were $18,875 at March 31, 2011 as compared to $21,520 at December 31, 2010 and $41,618 at March 31, 2010.

As shown above, restructured loans totaled $33,816 at March 31, 2011 as compared to $32,615 at December 31, 2010 and $37,569 at March 31, 2010. At March 31 2011, total loans restructured that included an interest rate concession represented 76.63% of total restructured loans, while loans restructured by a concession in payment or terms represented the remainder. The following table provides further details of the Company’s restructured loans secured by real estate for the periods presented:

	March 31,		December 31,
	2011	2010	2010
Real estate – construction:
Residential	$—	$2,356	$—
Commercial	2,316	—	—
Condominiums	—	—	—

Total real estate – construction	2,316	2,356	—
Real estate – 1-4 family mortgage:
Primary	5,276	1,456	4,313
Home equity	—	—	—
Rental/investment	1,630	1,365	1,969
Land development	13,932	22,897	14,834

Total real estate – 1-4 family mortgage	20,838	25,718	21,116
Real estate – commercial mortgage:
Owner-occupied	3,107	6,259	3,844
Non-owner occupied	5,410	295	5,510
Land development	1,839	2,189	1,839

Total real estate – commercial mortgage	10,356	8,743	11,193

Total restructured loans secured by real estate	$33,510	$36,817	$32,309

Changes in the Company’s restructured loans were as follows:

Balance at January 1, 2011	$32,615
Additional loans with concessions	4,518
Reductions due to:
Reclassified as nonperforming	(2,546)
Transfer to other real estate owned	—
Charge-offs	—
Paydowns	(139)
Lapse of concession period	(632)

Balance at March 31, 2011	$33,816

Other real estate owned and repossessions consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $10,363 was sold during the three months ended March 31, 2011, resulting in a net loss of $1,373.

The following table provides details of the Company’s other real estate owned and repossessions:

	March 31, 2011	December 31, 2010
Residential real estate	$13,858	$15,445
Commercial real estate	13,400	18,266
Residential land development	38,863	33,172
Commercial land development	4,999	4,501
Other	295	449

Total other real estate owned and repossessions	$71,415	$71,833

Changes in the Company’s other real estate owned and repossessions were as follows:

Balance at January 1, 2011	$71,833
Transfers of loans	10,255
Capitalized improvements	17
Impairments	(969)
Dispositions	(10,363)
Other	642

Balance at March 31, 2011	$71,415

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at:

	Percentage Change In:
Change in Interest Rates(1)	Net Interest Income(2)		Economic Value of Equity (3)
(In Basis Points)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
+200	(1.65%)	(3.25%)	16.72%	10.70%
+100	(1.61%)	(3.37%)	13.53%	6.63%
-100	(0.47%)	(1.12%)	(6.10%)	(4.94%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of 200 bps.
(2)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

The preceding measures assume no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The balance sheet structure at March 31, 2011 and December 31, 2010 indicates we are liability sensitive. The above results of the interest rate shock analysis are within the limits set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

Beginning in the first quarter of 2011, the Company began entering into derivative instruments not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2011, the Company had notional amounts of $14,948 on interest rate contracts with corporate customers and $14,948 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

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

For more information about the Company’s derivative financial instruments, see Note I, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2011, securities with a carrying value of approximately $464,559 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $348,392 at December 31, 2010. Higher levels of public fund deposits at March 31, 2011 as compared to December 31, 2010 resulted in the increase in the amount of pledged investment securities at March 31, 2011.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at March 31, 2011 or December 31, 2010. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs, primarily when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2011, the balance of our outstanding advances with the FHLB was $123,366. The total amount of the remaining credit available to us from the FHLB at March 31, 2011 was $853,007. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2011 or December 31, 2010.

The following table presents the percentage of total average deposits and borrowed funds, by type, and total cost of funds, as of March 31 for each of the three months presented:

	Percentage of Total		Cost of Funds
	2011	2010	2011	2010
Noninterest-bearing demand	12.16%	9.79%	—%	—%
Interest-bearing demand	34.94	30.23	0.89	1.18
Savings	5.22	3.55	0.49	0.54
Time deposits	40.26	39.71	1.76	2.38
Federal Home Loan Bank advances	3.84	12.07	4.05	3.68
Other borrowed funds	3.58	4.65	3.18	4.07

Total deposits and borrowed funds	100.00%	100.00%	1.31%	1.95%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of noninterest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position.

Cash and cash equivalents were $326,025 at March 31, 2011 compared to $179,479 at March 31, 2010. Cash provided by investing activities for the three months ended March 31, 2011 was $109,671 compared to cash used in investing activities of $694 for the same period of 2010. The net cash proceeds received from the acquisition of American Trust were $148,443 for the three months ended March 31, 2011. Purchases of investment securities were $85,133 for the three months ending March 31, 2011 compared to $105,442 for the three months ending March 31, 2010. Proceeds from the sale, maturity or call of securities within our investment portfolio were $46,408 for the three months ending March 31, 2011 compared to proceeds from the maturity or call of securities of $77,131 for the three months ending March 31, 2010. Cash provided by a net decrease in loans for the three months ended March 31, 2011 was $1,219 compared to $27,988 for the same period in 2010.

Cash used in financing activities for the three months ended March 31, 2011 was $121,814 compared to $632 for the same period of 2010. Cash used to reduce total borrowings was $71,273 for the three months ended March 31, 2011. Cash flows from the generation of deposits of $137,748 during the three months ended March 31, 2010 were primarily used to reduce total borrowings by $134,788.

Restrictions on Cash, Bank Dividends, Loans or Advances

The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. Accordingly, the approval of this supervisory authority is required prior to Renasant Bank paying dividends to the Company.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2011, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $38,178. There were no loans outstanding from Renasant Bank to the Company at March 31, 2011. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2011, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Loan commitments	$345,863	$325,309
Standby letters of credit	27,074	28,105

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

Contractual Obligations

There have not been any material changes outside of the ordinary course of business to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Shareholders’ Equity and Regulatory Matters

Shareholders’ Equity

Total shareholders’ equity of the Company at March 31, 2011 increased to $473,354 compared to $469,509 at December 31, 2010. The change in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

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

The following table sets forth the Company’s book value per share, tangible book value per share, capital ratio and tangible capital ratio for the periods presented:

	March 31, 2011	December 31, 2010
Book value per share	$18.89	$18.75
Tangible book value per share	11.25	11.09
Capital ratio	10.70%	10.93%
Tangible capital ratio	6.66%	6.76%

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. At March 31, 2011, Renasant Bank met all capital adequacy requirements to which it is subject.

At March 31, 2011, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table includes the capital ratios and capital amounts for the Company and the Bank at March 31, 2011:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to Average Assets
Renasant Corporation	$371,135	8.77%	$211,575	5.00%	$169,260	4.00%
Renasant Bank	347,563	8.23%	211,237	5.00%	168,989	4.00%
Tier I Capital to Risk-Weighted Assets
Renasant Corporation	$371,135	13.59%	$163,869	6.00%	$109,246	4.00%
Renasant Bank	347,563	12.76%	163,461	6.00%	108,974	4.00%
Total Capital to Risk-Weighted Assets
Renasant Corporation	$405,355	14.84%	$273,114	10.00%	$218,491	8.00%
Renasant Bank	381,783	14.01%	272,435	10.00%	217,948	8.00%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2010. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended March 31, 2011.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Bylaws of Renasant Corporation, as amended

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Bylaws of Renasant Corporation, as amended

(10)(i)	Renasant Corporation 2011 Long-Term Incentive Compensation Plan(2)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 9, 2011 and incorporated herein by reference.

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

May 10, 2011	RENASANT CORPORATION

/s/ E. ROBINSON MCGRAW
E. Robinson McGraw
Chairman, President &
Chief Executive Officer
(Principal Executive Officer)

/s/ STUART R. JOHNSON
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

(3)(ii)	Bylaws of Renasant Corporation, as amended

(4)(ii)	Bylaws of Renasant Corporation, as amended

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.