Form 10-Q
period 2011-06-30
RENASANT CORP
filed 2011-08-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 29, 2011, 25,061,068 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

RENASANT CORPORATION AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended June 30, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$59,584	$47,705
Interest-bearing balances with banks	177,581	244,964

Cash and cash equivalents	237,165	292,669
Securities held to maturity (fair value of $257,513 and $228,157, respectively)	252,688	230,786
Securities available for sale, at fair value	581,022	603,686
Mortgage loans held for sale	11,511	27,704
Loans, net of unearned income:
Covered under loss-share agreements	377,149	333,681
Not covered under loss-share agreements	2,185,490	2,190,909

Total loans, net of unearned income	2,562,639	2,524,590
Allowance for loan losses	(47,571)	(45,415)

Loans, net	2,515,068	2,479,175
Premises and equipment, net	52,151	51,424
Other real estate owned and repossessions:
Covered under loss-share agreements	59,802	54,715
Not covered under loss-share agreements	68,384	71,833

Total other real estate owned and repossessions	128,186	126,548
Goodwill	184,879	184,879
Other intangible assets, net	6,207	6,988
FDIC loss-share indemnification asset	149,739	155,657
Other assets	140,584	137,811

Total assets	$4,259,200	$4,297,327

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$458,686	$368,798
Interest-bearing	3,018,733	3,099,353

Total deposits	3,477,419	3,468,151
Short-term borrowings	16,066	15,386
Long-term debt	247,001	301,050
Other liabilities	38,579	43,231

Total liabilities	3,779,065	3,827,818

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued, 25,061,068 and 25,043,112 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(26,899)	(27,187)
Additional paid-in capital	217,583	217,011
Retained earnings	167,322	162,547
Accumulated other comprehensive loss	(11,450)	(16,441)

Total shareholders’ equity	480,135	469,509

Total liabilities and shareholders’ equity	$4,259,200	$4,297,327

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Loans	$36,169	$31,678	$72,041	$64,107
Securities
Taxable	5,374	5,238	10,969	11,137
Tax-exempt	2,069	1,413	4,199	2,748
Other	163	52	369	97

Total interest income	43,775	38,381	87,578	78,089

Interest expense
Deposits	8,776	10,446	18,858	20,779
Borrowings	2,377	4,255	5,002	9,220

Total interest expense	11,153	14,701	23,860	29,999

Net interest income	32,622	23,680	63,718	48,090
Provision for loan losses	5,350	7,000	10,850	13,665

Net interest income after provision for loan losses	27,272	16,680	52,868	34,425

Noninterest income
Service charges on deposit accounts	5,082	5,361	9,962	10,451
Fees and commissions	4,548	3,409	8,686	7,130
Insurance commissions	783	830	1,615	1,664
Trust revenue	650	632	1,263	1,216
Gains on sales of securities	4	2,049	16	2,049
Other-than-temporary-impairment losses on securities available for sale	(15,445)	—	(15,445)	(11,787)
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	15,183	—	15,183	11,627

Net impairment losses on securities	(262)	—	(262)	(160)
BOLI income	883	738	1,478	1,312
Gains on sales of mortgage loans held for sale	949	994	2,100	2,323
Gain on acquisition	—	—	8,774	—
Other	697	331	1,467	843

Total noninterest income	13,334	14,344	35,099	26,828

Noninterest expense
Salaries and employee benefits	16,173	13,052	32,410	26,249
Data processing	1,657	1,580	3,445	3,006
Net occupancy and equipment	3,362	2,926	6,596	5,857
Other real estate owned	2,122	959	5,633	1,695
Professional fees	1,206	881	2,104	1,747
Advertising and public relations	1,269	978	2,432	1,868
Intangible amortization	510	470	1,025	946
Communications	1,405	1,047	2,839	2,133
Merger-related expenses	—	—	1,325	—
Extinguishment of debt	—	—	1,903	—
Other	4,851	4,295	9,566	8,321

Total noninterest expense	32,555	26,188	69,278	51,822

Income before income taxes	8,051	4,836	18,689	9,431
Income taxes	2,294	1,040	5,379	2,028

Net income	$5,757	$3,796	$13,310	$7,403

Basic earnings per share	$0.23	$0.18	$0.53	$0.35

Diluted earnings per share	$0.23	$0.18	$0.53	$0.35

Cash dividends per common share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net cash provided by operating activities	$72,148	$47,163

Investing activities
Purchases of securities available for sale	(48,586)	(210,233)
Proceeds from sales of securities available for sale	—	91,744
Proceeds from call/maturities of securities available for sale	84,781	134,017
Purchases of securities held to maturity	(56,684)	(28,712)
Proceeds from sales of securities held to maturity	13,033	—
Proceeds from call/maturities of securities held to maturity	21,917	6,380
Net decrease in loans	2,447	56,581
Purchases of premises and equipment	(2,747)	(1,365)
Proceeds from sales of premises and equipment	77	8
Net cash received in acquisition	148,443	—

Net cash provided by investing activities	162,681	48,420

Financing activities
Net increase in noninterest-bearing deposits	79,792	8,347
Net (decrease) increase in interest-bearing deposits	(293,531)	103,765
Net increase (decrease) in short-term borrowings	680	(5,115)
Repayment of long-term debt	(68,994)	(153,042)
Cash paid for dividends	(8,535)	(7,186)
Cash received on exercise of stock-based compensation	255	229

Net cash used in financing activities	(290,333)	(53,002)

Net (decrease) increase in cash and cash equivalents	(55,504)	42,581
Cash and cash equivalents at beginning of period	292,669	148,560

Cash and cash equivalents at end of period	$237,165	$191,141

Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate	$27,828	$16,602

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

The Company has evaluated subsequent events that have occurred after June 30, 2011 through the date of issuance of its financial statements for consideration of recognition or disclosure.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A – Significant Accounting Policies (continued)

In April 2011, FASB issued an update to ASC 310 that clarifies which loan modifications constitute troubled debt restructurings in conformity with ASC 310 and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring both constitutes a concession by the creditor to the borrower and the borrower is experiencing financial difficulties. This update to ASC 310 is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applied retrospectively to troubled debt restructurings occurring on or after the beginning of the fiscal year of adoption. See Note D, “Loans and the Allowance for Loan Losses,” in these Notes to Consolidated Financial Statements for disclosures reflecting the Company’s adoption of this update.

In June 2011, FASB issued an update to ASC 220, “Comprehensive Income,” (“ASC 220”) that eliminates the option to present components of other comprehensive income as part of the Statements of Changes in Shareholders’ Equity. This update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update to ASC 220 is effective for interim and annual reporting periods beginning on or after December 15, 2011 and should be applied retrospectively. The Company is currently in the process of evaluating the impact of adopting this update on its financial statements.

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

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Acquisition costs related to the American Trust acquisition of $1,325 were recognized as other noninterest expense in the Consolidated Statements of Income for the six months ended June 30, 2011.

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

The Company’s operating results for the three and six months ended June 30, 2011 include the operating results of the assets acquired and liabilities assumed in the American Trust acquisition subsequent to the February 4, 2011 closing date. The significance of the fair value adjustments recorded as well as the nature of the loss-share agreements in connection with an FDIC-assisted transaction are integral to accurately assessing the impact of the acquired operations on the operations of the Company. Disclosure of pro forma financial information is made more difficult by the troubled nature of American Trust prior to the date of the acquisition. Therefore, the Company has determined that pro forma financial information in relation to the acquisition of American Trust is neither practical nor meaningful.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of other U.S. Government agencies and corporations	$42,421	$200	$—	$42,621
Obligations of states and political subdivisions	210,267	5,116	(491)	214,892

	$252,688	$5,316	$(491)	$257,513

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$24,703	$—	$(404)	$24,299
Obligations of states and political subdivisions	206,083	1,408	(3,633)	203,858

	$230,786	$1,408	$(4,037)	$228,157

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzed its exposure to potential losses in its security portfolio. Management reviewed the underlying credit rating and analyzed the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $13,017 and the Company recognized a net gain of $16 on the sale during the six months ended June 30, 2011.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Obligations of other U.S. Government agencies and corporations	$47,652	$137	$(259)	$47,530
Mortgage-backed securities	484,862	16,663	(477)	501,048
Trust preferred securities	33,410	61	(28,937)	4,534
Other equity securities	27,467	443	—	27,910

	$593,391	$17,304	$(29,673)	$581,022

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$73,656	$266	$(1,170)	$72,752
Mortgage-backed securities	489,068	10,819	(3,377)	496,510
Trust preferred securities	32,452	150	(28,019)	4,583
Other equity securities	29,674	167	—	29,841

	$624,850	$11,402	$(32,566)	$603,686

There were no sales of securities available for sale for the six months ended June 30, 2011. Gross gains on sales of securities available for sale for the six months ended June 30, 2010 were $2,568, compared to gross losses on sales of securities available for sale of $519 for the same period.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

The amortized cost and fair value of securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$6,252	$6,282	$—	$—
Due after one year through five years	37,663	38,249	2,991	3,006
Due after five years through ten years	83,756	85,203	44,661	44,524
Due after ten years	125,017	127,779	33,410	4,534
Mortgage-backed securities	—	—	484,862	501,048
Other equity securities	—	—	27,467	27,910

	$252,688	$257,513	$593,391	$581,022

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2011
Obligations of other U.S Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	29,518	(491)	—	—	29,518	(491)

Total	$29,518	$(491)	$—	$—	$29,518	$(491)

December 31, 2010
Obligations of other U.S Government agencies and corporations	$15,104	$(404)	$—	$—	$15,104	$(404)
Obligations of states and political subdivisions	97,367	(3,633)	—	—	97,367	(3,633)

Total	$112,471	$(4,037)	$—	$—	$112,471	$(4,037)

Available for Sale:
June 30, 2011
Obligations of other U.S Government agencies and corporations	$22,225	$(259)	$—	$—	$22,225	$(259)
Mortgage-backed securities	59,837	(477)	—	—	59,837	(477)
Trust preferred securities	—	—	1,473	(28,937)	1,473	(28,937)
Other equity securities	—	—	—	—	—	—

Total	$82,062	$(736)	$1,473	$(28,937)	$83,535	$(29,673)

December 31, 2010
Obligations of other U.S Government agencies and corporations	$39,513	$(1,170)	$—	$—	$39,513	$(1,170)
Mortgage-backed securities	148,867	(3,359)	2,254	(18)	151,121	(3,377)
Trust preferred securities	—	—	1,433	(28,019)	1,433	(28,019)
Other equity securities	—	—	—	—	—	—

Total	$188,380	$(4,529)	$3,687	$(28,037)	$192,067	$(32,566)

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

The Company holds investments in pooled trust preferred securities and those from a single issuer. The investments in pooled trust preferred securities had a cost basis of $30,410 and $29,452 and a fair value of $1,473 and $1,433 at June 30, 2011 and December 31, 2010, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 321 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At June 30, 2011, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for two of the four pooled trust preferred securities. Accordingly, the Company recognized a credit related impairment loss on these securities of $262 for the three months ended June 30, 2011.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2011:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default	Projected Additional Deferrals or Defaults
XXIV	Pooled	B-2	$12,733	$122	$(12,611)	Caa3	41%	11%
XXVI	Pooled	B-2	5,662	309	(5,353)	Ca	36%	6%
XXIII	Pooled	B-2	10,770	940	(9,830)	Ca	29%	4%
XIII	Pooled	B-2	1,245	102	(1,143)	Ca	32%	14%

			$30,410	$1,473	$(28,937)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2011	2010
Balance at January 1	$(3,075)	$—
Additions related to credit losses for which OTTI was not previously recognized	(262)	(160)
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at June 30	$(3,337)	$(160)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses

(In Thousands)

The following is a summary of loans:

	June 30, 2011	December 31, 2010
Commercial, financial, agricultural	$267,576	$265,276
Lease financing	414	533
Real estate – construction	87,542	82,361
Real estate – 1-4 family mortgage	839,959	872,382
Real estate – commercial mortgage	1,304,677	1,239,843
Installment loans to individuals	62,492	64,225

Gross loans	2,562,660	2,524,620
Unearned income	(21)	(30)

Loans, net of unearned income	2,562,639	2,524,590
Allowance for loan losses	(47,571)	(45,415)

Net loans	$2,515,068	$2,479,175

Loans acquired in FDIC-assisted acquisitions were recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during the six months ended June 30, 2011 or for the year ended December 31, 2010 because the fair value measurement incorporates an estimate of losses on acquired loans. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

In these Notes to Consolidated Financial Statements, the Company refers to loans subject to the loss-share agreements as “covered loans” or “loans covered under loss-share agreements” and loans that are not subject to the loss-share agreements as “not covered loans” or “loans not covered by loss-share agreements.”

A summary of loans acquired in FDIC-assisted acquisitions at fair value follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total Loans
June 30, 2011
Commercial, financial, agricultural	$48	$24,185	$—	$24,233
Real estate – construction	3,376	6,942	—	10,318
Real estate – 1-4 family mortgage	15,818	103,690	79	119,587
Real estate – commercial mortgage	58,877	163,999	—	222,876
Installment loans to individuals	—	214	6,031	6,245

Total	$78,119	$299,030	$6,110	$383,259

December 31, 2010
Commercial, financial, agricultural	$10	$20,911	$3	$20,924
Real estate – construction	8,313	7,250	—	15,563
Real estate – 1-4 family mortgage	20,293	102,225	—	122,518
Real estate – commercial mortgage	67,445	107,128	—	174,573
Installment loans to individuals	—	106	8,052	8,158

Total	$96,061	$237,620	$8,055	$341,736

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings resulting from measurements of inherent credit risk in the loan portfolio and estimates of probable losses or impairments of individual loans. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The following table provides a rollforward of the allowance for loan losses for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other (1)	Total
Three Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$3,282	$1,735	$21,107	$20,410	$971	$47,505
Provision for loan losses	1,662	192	1,620	1,879	(3)	5,350
Charge-offs	(1,139)	(569)	(3,084)	(823)	(33)	(5,648)
Recoveries	36	31	221	52	24	364

Ending balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571

Six Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Provision for loan losses	2,322	41	5,272	3,244	(29)	10,850
Charge-offs	(1,284)	(798)	(6,615)	(1,374)	(89)	(10,160)
Recoveries	178	31	337	869	51	1,466

Ending balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571

June 30, 2011
Individually evaluated for impairment	$754	$16	$8,264	$7,938	$—	$16,972
Collectively evaluated for impairment	3,087	1,373	11,600	13,580	959	30,599
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571

Three Months Ended June 30, 2010
Allowance for loan losses:
Beginning balance	$2,088	$3,996	$19,035	$15,223	$752	$41,094
Provision for loan losses	150	1,078	5,115	661	(4)	7,000
Charge-offs	(166)	(2,983)	(3,573)	(430)	(79)	(7,231)
Recoveries	18	(10)	234	5	36	283

Ending balance	$2,090	$2,081	$20,811	$15,459	$705	$41,146

Six Months Ended June 30, 2010
Allowance for loan losses:
Beginning balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145
Provision for loan losses	(2,561)	968	10,359	5,672	(773)	13,665
Charge-offs	(243)	(3,418)	(5,455)	(2,801)	(194)	(12,111)
Recoveries	39	37	314	11	46	447

Ending balance	$2,090	$2,081	$20,811	$15,459	$705	$41,146

June 30, 2010
Individually evaluated for impairment	$410	$548	$10,080	$5,998	$—	$17,036
Collectively evaluated for impairment	1,680	1,533	10,731	9,461	705	24,110
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$2,090	$2,081	$20,811	$15,459	$705	$41,146

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides recorded investment in loans, net of unearned income, based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2011
Individually evaluated for impairment	$9,134	$4,287	$80,437	$97,793	$—	$191,651
Collectively evaluated for impairment	234,209	72,937	639,935	984,008	56,640	1,987,729
Loans acquired with deteriorated credit quality	24,233	10,318	119,587	222,876	6,245	383,259

Ending balance	$267,576	$87,542	$839,959	$1,304,677	$62,885	$2,562,639

December 31, 2010
Individually evaluated for impairment	$7,361	$8,837	$94,883	$81,288	$—	$192,369
Collectively evaluated for impairment	236,991	57,961	654,981	983,982	56,570	1,990,485
Loans acquired with deteriorated credit quality	20,924	15,563	122,518	174,573	8,158	341,736

Ending balance	$265,276	$82,361	$872,382	$1,239,843	$64,728	$2,524,590

(1)	Includes lease financing receivables.

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

	Pass	Watch	Substandard	Total
June 30, 2011
Commercial, financial, agricultural	$177,476	$3,608	$5,525	$186,609
Real estate – construction	52,386	4,145	142	56,673
Real estate – 1-4 family mortgage	105,706	38,755	41,683	186,144
Real estate – commercial mortgage	842,846	59,422	38,371	940,639

Total	$1,178,414	$105,930	$85,721	$1,370,065

December 31, 2010
Commercial, financial, agricultural	$184,125	$3,536	$3,825	$191,486
Real estate – construction	40,129	6,528	2,309	48,966
Real estate – 1-4 family mortgage	121,896	47,911	46,972	216,779
Real estate – commercial mortgage	856,819	49,408	31,880	938,107

Total	$1,202,969	$107,383	$84,986	$1,395,338

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating:

		Non-
	Performing	Performing	Total
June 30, 2011
Commercial, financial, agricultural	$56,734	$—	$56,734
Lease financing	414	—	414
Real estate – construction	20,551	—	20,551
Real estate – 1-4 family mortgage	528,708	5,520	534,228
Real estate – commercial mortgage	141,103	59	141,162
Installment loans to individuals	56,128	119	56,247

Total	$803,638	$5,698	$809,336

December 31, 2010
Commercial, financial, agricultural	$52,866	$—	$52,866
Lease financing	533	—	533
Real estate – construction	17,832	—	17,832
Real estate – 1-4 family mortgage	527,086	5,999	533,085
Real estate – commercial mortgage	127,068	95	127,163
Installment loans to individuals	55,996	71	56,067

Total	$781,381	$6,165	$787,546

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

The following table provides an aging of past due loans, segregated by class:

	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	Accruing 90 Days or More Past Due
June 30, 2011
Commercial, financial, agricultural	$2,434	$6,502	$8,936	$258,640	$267,576	$1,326
Lease financing	—	—	—	414	414	—
Real estate – construction	630	7,132	7,762	79,780	87,542	226
Real estate – 1-4 family mortgage	16,951	43,706	60,657	779,302	839,959	6,138
Real estate – commercial mortgage	13,152	66,212	79,364	1,225,313	1,304,677	12,095
Installment loans to individuals	422	1,050	1,472	61,020	62,492	480
Unearned income	—	—	—	(21)	(21)	—

Total	$33,589	$124,602	$158,191	$2,404,448	$2,562,639	$20,265

December 31, 2010
Commercial, financial, agricultural	$2,916	$3,869	$6,785	$258,491	$265,276	$224
Lease financing	—	—	—	533	533	—
Real estate – construction	667	11,419	12,086	70,275	82,361	128
Real estate – 1-4 family mortgage	22,255	45,971	68,226	804,156	872,382	4,794
Real estate – commercial mortgage	8,905	46,152	55,057	1,184,786	1,239,843	2,016
Installment loans to individuals	751	205	956	63,269	64,225	34
Unearned income	—	—	—	(30)	(30)	—

Total	$35,494	$107,616	$143,110	$2,381,480	$2,524,590	$7,196

The following table presents nonaccrual loans, including those that are not considered past due, segregated by class:

	June 30, 2011	December 31, 2010
Commercial, financial, agricultural	$6,215	$5,508
Lease financing	—	—
Real estate – construction	6,905	11,980
Real estate – 1-4 family mortgage	50,283	60,203
Real estate – commercial mortgage	57,109	50,719
Installment loans to individuals	599	645

Gross loans	$121,111	$129,055

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

Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)
June 30, 2011
With a related allowance recorded:
Commercial, financial, agricultural	$2,020	$2,021	$754	$2,117
Real estate – construction	108	108	16	108
Real estate – 1-4 family mortgage	39,059	39,294	8,264	31,798
Real estate – commercial mortgage	34,655	35,385	7,938	34,801

Total	$75,842	$76,808	$16,972	$68,824

With no related allowance recorded:
Commercial, financial, agricultural	$2,848	$3,544	$—	$2,425
Real estate – construction	6,720	18,736	—	5,283
Real estate – 1-4 family mortgage	32,895	56,011	—	29,682
Real estate – commercial mortgage	72,522	114,151	—	66,799

Total	$114,985	$192,442	$—	$104,189

Totals	$190,827	$269,250	$16,972	$173,013

December 31, 2010
With a related allowance recorded:
Commercial, financial, agricultural	$2,298	$2,547	$549	$2,684
Real estate – construction	181	181	20	906
Real estate – 1-4 family mortgage	42,889	43,654	10,349	44,756
Real estate – commercial mortgage	26,582	27,775	6,611	28,784

Total	$71,950	$74,157	$17,529	$77,130

With no related allowance recorded:
Commercial, financial, agricultural	$10	$10	$—	$10
Real estate – construction	8,313	8,313	—	8,315
Real estate – 1-4 family mortgage	26,611	29,086	—	30,455
Real estate – commercial mortgage	68,132	68,132	—	69,989

Total	$103,066	$105,541	$—	$108,769

Totals	$175,016	$179,698	$17,529	$185,899

(1)	Average recorded investment reported on a year-to-date basis.

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

The following table presents restructured loans segregated by class:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2011
Commercial, financial, agricultural	1	$172	$125
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	22	24,561	23,236
Real estate – commercial mortgage	15	16,431	16,629
Installment loans to individuals	1	184	180

Total	39	$41,348	$40,170

December 31, 2010
Commercial, financial, agricultural	1	$172	$125
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	26	21,854	21,116
Real estate – commercial mortgage	11	11,080	11,193
Installment loans to individuals	1	184	181

Total	39	$33,290	$32,615

Changes in the Company’s restructured loans were as follows:

	Number of Loans	Recorded Investment
Totals at January 1, 2011	39	$32,615
Additional loans with concessions	11	11,336
Reductions due to:
Reclassified as nonperforming	(9)	(2,546)
Transfer to other real estate owned	—	—
Charge-offs	—	—
Principal paydowns		(603)
Lapse of concession period	(2)	(632)

Totals at June 30, 2011	39	$40,170

The allocated allowance for loan losses attributable to restructured loans was $6,514 and $5,138 at June 30, 2011 and December 31, 2010, respectively. The Company had $1,058 and $1,122 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2011 and December 31, 2010, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Certain loans acquired in connection with prior acquisitions (excluding FDIC-assisted acquisitions) exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the Consolidated Balance Sheets under the line item “Loans - Not covered under loss-share agreements” at June 30, 2011 were as follows:

Real estate – 1-4 family mortgage	$1,232
Real estate – commercial mortgage	1,780

Total outstanding balance	3,012
Nonaccretable difference	(732)

Cash flows expected to be collected	2,280
Accretable yield	(88)

Fair value	$2,192

Changes in the accretable yield of these loans were as follows:

Balance at January 1, 2011	$172
Additions	—
Reclassifications from nonaccretable difference	69
Accretion	(153)

Balance at June 30, 2011	$88

The following table presents the fair value of loans covered by loss-share agreements determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at June 30, 2011:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Contractually-required principal and interest	$146,695	$376,914	$523,609
Nonaccretable difference(1)	(66,902)	(68,736)	(135,638)

Cash flows expected to be collected	79,793	308,178	387,971
Accretable yield(2)	(1,674)	(9,148)	(10,822)

Fair value	$78,119	$299,030	$377,149

(1)	Represents contractual principal and interest cash flows of $125,038 and $10,600, respectively, not expected to be collected.

(2)	Represents future interest payments of $5,927 expected to be collected and purchase discount of $4,895.

Changes in the accretable yield of covered loans were as follows:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Balance at January 1, 2011	$(3,626)	$(15)	$(3,641)
Additions through acquisition	—	(3,405)	(3,405)
Reclassifications from nonaccretable difference	—	—	—
Accretion	1,952	199	2,151

Balance at June 30, 2011	$(1,674)	$(3,221)	$(4,895)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note E – Other Real Estate and Repossessions

(In Thousands)

The following table provides details of the Company’s other real estate owned and repossessions (“OREO”) covered and not covered under a loss-share agreement:

	Covered OREO	Not Covered OREO	Total OREO
June 30, 2011
Residential real estate	$12,724	$11,481	$24,205
Commercial real estate	10,682	13,108	23,790
Residential land development	10,786	38,050	48,836
Commercial land development	25,610	5,526	31,136
Other	—	219	219

Total other real estate and repossessions	$59,802	$68,384	$128,186

December 31, 2010
Residential real estate	$12,029	15,445	27,474
Commercial real estate	8,360	18,266	26,626
Residential land development	13,280	33,172	46,452
Commercial land development	21,046	4,501	25,547
Other	—	449	449

Total other real estate owned and repossessions	$54,715	$71,833	$126,548

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2011	$54,715	$71,833	$126,548
Transfers of loans	12,585	15,242	27,827
Capitalized improvements	—	37	37
Impairments	—	(1,624)	(1,624)
Dispositions	(7,496)	(17,738)	(25,234)
Other	(2)	634	632

Balance at June 30, 2011	$59,802	$68,384	$128,186

Other real estate owned with a cost basis of $25,234 was sold during the six months ended June 30, 2011, resulting in a net loss of $1,836. Other real estate owned with a cost basis of $8,964 was sold during the six months ended June 30, 2010, resulting in a net loss of $387.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Changes in the loss-share indemnification asset were as follows:

Balance at January 1, 2011	$155,657
Additions through acquisition	11,926
Reimbursable expenses claimed	—
Reimbursements received	(18,144)
Accretion	300

Balance at June 30, 2011	$149,739

Note G - Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$—	$—	$9	$10
Interest cost	222	247	15	23
Expected return on plan assets	(329)	(252)	—	—
Prior service cost recognized	—	5	—	—
Recognized actuarial loss	75	93	33	29
Recognized curtailment loss	—	—	—	—

Net periodic benefit (income) cost	$(32)	$93	$57	$62

	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$—	$—	$18	$19
Interest cost	458	494	38	46
Expected return on plan assets	(616)	(504)	—	—
Prior service cost recognized	—	10	—	—
Recognized actuarial loss	152	186	72	59
Recognized curtailment loss	—	—	—	—

Net periodic benefit (income) cost	$(6)	$186	$128	$124

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G - Employee Benefit and Deferred Compensation Plans (continued)

In January 2011 and 2010, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2011 and 2010 for the six month periods ended June 30, 2011 and 2010:

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

During the six months ended June 30, 2011, the Company reissued 17,956 shares from treasury in connection with the exercise of stock-based compensation. The Company recorded total stock-based compensation expense of $605 and $267 for the six months ended June 30, 2011 and 2010, respectively.

Note H – Segment Reporting

(In Thousands)

The Company’s internal reporting process is currently organized into four segments that account for the Company’s principal activities: the delivery of financial services through its community banks in Mississippi, Tennessee and Alabama and the delivery of insurance services through its insurance agency. In order to give the Company’s regional management a more precise indication of the income and expenses they can control, the results of operations for the geographic regions of the community banks and for the insurance company reflect the direct revenues and expenses of each respective segment. The Company believes this management approach will enable its regional management to focus on serving customers through loan originations and deposit gathering. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, are not allocated to the Company’s segments. Rather, these revenues and expenses are shown in the “Other” column along with the operations of the holding company and eliminations which are necessary for purposes of reconciling to the consolidated amounts. The operations of Crescent and American Trust are included in the operations of the Tennessee community bank. Management believes future strategic opportunities in eastern Tennessee will result from the operations acquired in Georgia.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended June 30, 2011
Net interest income	$13,127	$14,111	$6,657	$29	$(1,317)	$32,607
Provision for loan losses	704	2,525	2,121	—	—	5,350
Noninterest income	7,142	2,604	1,803	798	1,002	13,349
Noninterest expense	7,915	9,022	3,489	733	11,396	32,555

Income before income taxes	11,650	5,168	2,850	94	(11,711)	8,051
Income taxes	3,343	1,727	829	38	(3,643)	2,294

Net income (loss)	$8,307	3,441	$2,021	$56	$(8,068)	$5,757

Total assets	$1,510,273	$1,948,891	$785,087	$9,197	$5,752	$4,259,200
Goodwill	2,265	133,316	46,515	2,783	—	184,879

Three Months Ended June 30, 2010
Net interest income	$12,871	$7,321	$5,517	$31	$(2,060)	$23,680
Provision for loan losses	462	6,051	487	—	—	7,000
Noninterest income	7,288	1,344	1,810	863	3,039	14,344
Noninterest expense	8,081	4,821	4,022	730	8,534	26,188

Income before income taxes	11,616	(2,207)	2,818	164	(7,555)	4,836
Income taxes	2,660	(507)	645	65	(1,823)	1,040

Net income (loss)	$8,956	$(1,700)	$2,173	$99	$(5,732)	$3,796

Total assets	$1,545,202	$1,288,331	$746,352	$8,603	$5,384	$3,593,872
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Six Months Ended June 30, 2011
Net interest income	$26,168	$27,182	$13,570	$61	$(3,908)	$63,073
Provision for loan losses	2,735	5,229	2,886	—	—	10,850
Noninterest income	14,296	13,234	3,767	1,941	1,876	35,114
Noninterest expense	16,121	18,649	8,533	1,456	24,519	69,278

Income before income taxes	21,608	16,538	5,918	546	(25,921)	18,689
Income taxes	6,305	4,647	1,719	212	(7,504)	5,379

Net income (loss)	$15,303	$11,891	$4,199	$334	$(18,417)	$13,310

Total assets	$1,510,273	$1,948,891	$785,087	$9,197	$5,752	$4,259,200
Goodwill	2,265	133,316	46,515	2,783	—	184,879

Six Months Ended June 30, 2010
Net interest income	$26,137	$14,990	$10,703	$64	$(3,804)	$48,090
Provision for loan losses	2,738	9,197	1,730	—	—	13,665
Noninterest income	14,646	2,824	3,851	1,920	3,587	26,828
Noninterest expense	15,798	9,458	7,999	1,465	17,102	51,822

Income before income taxes	22,247	(841)	4,825	519	(17,319)	9,431
Income taxes	5,101	(193)	1,106	202	(4,188)	2,028

Net income (loss)	$17,146	$(648)	$3,719	$317	$(13,131)	$7,403

Total assets	$1,545,202	$1,288,331	$746,352	$8,603	$5,384	$3,593,872
Goodwill	2,265	133,316	46,520	2,783	—	184,884

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I - Derivative Instruments

(In Thousands)

Beginning in the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2011, the Company had notional amounts of $20,815 on interest rate contracts with corporate customers and $20,815 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. Deferred gains related to the swaps of $303 and $55 were amortized into net interest income for the six months ended June 30, 2011 and 2010, respectively.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $23,495 and $31,685 at June 30, 2011 and December 31, 2010, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $22,371 at June 30, 2011. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I - Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments:

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative assets:
Not designated as hedging instruments:
Interest rate swaps	Other Assets	$1,093	Other Assets	$941
Interest rate lock commitments	Other Assets	470	Other Assets	316

Totals		$1,563		$1,257

Derivative liabilities:
Not designated as hedging instruments:
Interest rate swaps	Other Liabilities	$1,093	Other Liabilities	$941
Forward commitments	Other Liabilities	31	Other Liabilities	—

Totals		$1,124		$941

Totals not designated as hedging instruments		$439		$316

The effect of the Company’s derivative financial instruments on the Consolidated Statements of Income was as follows:

	Income Statement Location	Three Months Ended June 30,
		2011	2010
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Interest Income on Loans	$—	$216
Interest rate swaps	Interest Expense on Borrowings	—	—

Total		$—	$216

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest Income on Loans	$111	$—
Interest rate lock commitments	Gains on Mortgage Loans Held for Sale	354	12
Forward commitments	Gains on Mortgage Loans Held for Sale	(31)	—

Total		$434	$12

	Income Statement Location	Six Months Ended June 30,
		2011	2010
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Interest Income on Loans	$—	$552
Interest rate swaps	Interest Expense on Borrowings	—	225

Total		$—	$327

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest Income on Loans	$160	$—
Interest rate lock commitments	Gains on Mortgage Loans Held for Sale	154	105
Forward commitments	Gains on Mortgage Loans Held for Sale	(31)	—

Total		$283	$105

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J –Fair Value Measurements

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

Derivative instruments: Interest rate swaps are extensively traded in over-the-counter markets at prices based upon projections of future cash payments/receipts discounted at market rates. The fair value of the Company’s interest rate swaps is determined based upon discounted cash flows. The fair value of the mortgage loan commitments is based on readily available quoted market prices, obtained in the open market from mortgage investors. These fair values reflect the values of mortgage loans having similar terms and characteristics to the mortgage loan commitments entered into by the Company.

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary through June 30, 2011 or for the year ended December 31, 2010.

Other real estate owned: OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO not covered under loss-share agreements acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3. OREO covered under loss-share agreements were recorded at their fair value upon their acquisition date, and no fair value adjustments were necessary through June 30, 2011 or for the period from its acquisition date to December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J –Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

		Significant
	Quoted Prices	Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
June 30, 2011
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$47,530	$—	$47,530
Mortgage-backed securities	—	501,048	—	501,048
Trust preferred securities	—	3,061	1,473	4,534
Other equity securities	—	—	27,910	27,910

Total securities available for sale	—	551,639	29,383	581,022
Derivative instruments:
Interest rate swaps	—	1,093	—	1,093
Interest rate lock commitments	—	470	—	470

Total derivative instruments	—	1,563	—	1,563

Total financial assets	$—	$553,202	$29,383	$582,585

Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	1,093	$—	1,093
Forward commitments	—	31	—	31

Total derivative instruments	—	1,124	—	1,124

Total financial liabilities	$—	$1,124	$—	$1,124

December 31, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$72,752	$—	$72,752
Mortgage-backed securities	—	496,510	—	496,510
Trust preferred securities	—	3,150	1,433	4,583
Other equity securities	—	—	29,841	29,841

Total securities available for sale	—	572,412	31,274	603,686
Derivative instruments:
Interest rate swaps	—	941	—	941
Interest rate lock commitments	—	316	—	316

Total derivative instruments	—	1,257	—	1,257

Total financial assets	$—	$573,669	$31,274	$604,943

Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$941	$—	$941

Total derivative instruments	—	941	—	941

Total financial liabilities	$—	$941	$—	$941

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J –Fair Value Measurements (continued)

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2011:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2011	$1,433	$29,841	$31,274
Transfers in and/or out of Level 3	—	—	—
Realized losses included in net income	(256)	(59)	(315)
Unrealized gains (losses) included in other comprehensive income	(918)	276	(642)
Additions through acquisition	—	1,194	1,194
Purchases	1,214	—	1,214
Settlements	—	(3,342)	(3,342)

Balance at June 30, 2011	$1,473	$27,910	$29,383

The following table presents assets measured at fair value on a nonrecurring basis that were still held in the Consolidated Balance Sheets at those respective dates:

	Level 1	Level 2	Level 3	Totals
June 30, 2011
Impaired loans	$—	$—	$75,842	$75,842
Other real estate owned	—	—	7,185	7,185

December 31, 2010
Impaired loans	$—	$—	$78,954	$78,954
Other real estate owned	—	—	15,150	15,150

Impaired loans not covered under loss-share agreements with a carrying value of $75,842 and $78,954 had an allocated allowance for loan losses of $16,972 and $17,529 at June 30, 2011 and December 31, 2010, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

OREO not covered under loss-share agreements with a carrying amount of $8,643 was written down to $7,185, resulting in a loss of $1,458, which was included in the results of operations for the six months ended June 30, 2011. OREO with a carrying amount of $18,816 was written down to $15,150, resulting in a loss of $3,666, which was included in the results of operations for the year ended December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J –Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$237,165	$237,165	$292,669	$292,669
Securities held to maturity	252,688	257,513	230,786	228,157
Securities available for sale	581,022	581,022	603,686	603,686
Mortgage loans held for sale	11,511	11,511	27,704	27,704
Loans covered under loss-share agreements	377,149	381,647	333,681	334,096
Loans not covered under loss-share agreements	2,185,490	2,154,374	2,145,494	2,123,169
FDIC loss-share indemnification asset	149,740	149,740	155,657	155,657
Derivative instruments	1,563	1,563	1,257	1,257

Financial liabilities
Deposits	3,477,419	3,477,117	3,468,151	3,468,574
Short-term borrowings	16,066	16,066	15,386	15,386
Federal Home Loan Bank advances	121,151	126,040	175,119	181,909
Junior subordinated debentures	75,851	24,177	75,931	25,073
TLGP Senior Note	50,000	51,123	50,000	50,361
Derivative instruments	1,124	1,124	941	941

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

FDIC loss-share indemnification asset: The fair value of the FDIC loss-share indemnification asset is based on the net present value of future cash flows expected to be received from the FDIC under the provisions of the loss-share agreements using a discount rate that is based on current market rates for the underlying covered loans. Current market rates are used in light of the uncertainty of the timing and receipt of the loss-share reimbursement from the FDIC.

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J –Fair Value Measurements (continued)

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income

(In Thousands)

The components of other comprehensive income were as follows:

	Three Months Ended June 30,
	2011	2010
Net income	$5,757	$3,796
Other comprehensive income:
Unrealized holding gains on securities, net of tax expense of $8,905 and $1,497	14,377	2,416
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $5,807	(9,376)	—
Reclassification adjustment for gains realized in net income, net of tax expense of $38 and $901	(62)	(1,454)

Net change in unrealized losses on securities	4,940	962
Unrealized holding gains on derivative instruments, net of tax expense of $105	—	170
Reclassification adjustment for gains realized in net income, net of tax expense of $59 and $21	(94)	(34)

Net change in unrealized gains on derivative instruments	(94)	136
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $41 and $49	66	79

Other comprehensive income	4,912	1,177

Comprehensive income	$10,669	$4,973

	Six Months Ended June 30,
	2011	2010
Net income	$13,310	$7,403
Other comprehensive income:
Unrealized holding gains on securities, net of tax expense of $9,077 and $6,076	14,655	9,809
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $5,807 and $4,447	(9,376)	(7,180)
Reclassification adjustment for gains realized in net income, net of tax expense of $148 and $897	(238)	(1,448)

Net change in unrealized losses on securities	5,041	1,181
Unrealized holding gains on derivative instruments, net of tax expense of $98	—	158
Reclassification adjustment for gains realized in net income, net of tax expense of $116 and $21	(187)	(34)

Net change in unrealized gains on derivative instruments	(187)	124
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $85 and $97	137	157

Other comprehensive income	4,991	1,462

Comprehensive income	$18,301	$8,865

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows

	June 30, 2011	June 30, 2010
Net unrealized gains (losses) on securities	$3,097	$6,298
Net non-credit related portion of other-than-temporary impairment on securities	(9,376)	(7,180)
Net unrealized gains on derivative instruments	626	1,003
Net unrecognized defined benefit pension and post-retirement benefit plans obligations	(5,797)	(6,115)

Total accumulated other comprehensive loss	$(11,450)	$(5,994)

Note L – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share were as follows:

	Three Months Ended June 30,
	2011	2010
Basic
Net income applicable to common stock	$5,757	$3,796
Average common shares outstanding	25,059,081	21,088,942
Net income per common share - basic	$0.23	$0.18

Diluted
Net income applicable to common stock	$5,757	$3,796
Average common shares outstanding	25,059,081	21,088,942
Effect of dilutive stock-based compensation	123,422	135,894

Average common shares outstanding - diluted	25,182,503	21,224,836
Net income per common share - diluted	$0.23	$0.18

	Six Months Ended June 30,
	2011	2010
Basic
Net income applicable to common stock	$13,310	$7,403
Average common shares outstanding	25,055,623	21,085,983
Net income per common share - basic	$0.53	$0.35

Diluted
Net income applicable to common stock	$13,310	$7,403
Average common shares outstanding	25,055,623	21,085,983
Effect of dilutive stock-based compensation	127,592	133,679

Average common shares outstanding - diluted	25,183,215	21,219,662
Net income per common share - diluted	$0.53	$0.35

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 4, 2011, the Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the FDIC, as receiver for American Trust. American Trust operated, and the Company acquired and retained, 3 branches in the northwest region of Georgia. The Bank acquired assets with a fair value of $247,505, including loans with a fair value of $74,399, and assumed liabilities with a fair value of $238,731, including deposits with a fair value of $223,007. At the acquisition date, approximately $73,657 of acquired loans were covered by loss-share agreements between the FDIC and the Bank. The acquisition of American Trust resulted in a pre-tax gain of $8,774. For more information regarding this transaction, please refer to Note B, “FDIC-Assisted Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements.”

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

Financial Condition

The Company’s total assets were $4,259,200 at June 30, 2011 as compared to $4,297,327 on December 31, 2010.

Cash and cash equivalents decreased to $237,165 at June 30, 2011 from $292,669 at December 31, 2010. Cash and cash equivalents represented 5.57% of total assets at June 30, 2011 compared to 6.81% of total assets at December 31, 2010.

Investments

The following table shows the carrying value of our securities portfolio by investment type, and the percentage of such investment type relative to the entire securities portfolio, for the periods presented:

	June 30, 2011	Percentage of Portfolio	December 31, 2010	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$89,951	10.79%	$97,455	11.68%
Mortgage-backed securities	501,048	60.10	496,510	59.50
Obligations of states and political subdivisions	210,267	25.22	206,083	24.70
Trust preferred securities	4,534	0.54	4,583	0.54
Other equity securities	27,910	3.35	29,841	3.58

Total investments	$833,710	100.00%	$834,472	100.00%

The balance of our investment portfolio at June 30, 2011 was $833,710 compared to $834,472 at December 31, 2010. During the first six months of 2011, we purchased $105,270 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMO’s”), which in the aggregate made up approximately 46.15% of the purchases. CMO’s are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMO’s held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for approximately 26.81% and 27.04%, respectively, of the remainder of the securities purchased in the first six months of 2011. The carrying value of securities sold during the first six months of 2011, totaled $13,017, consisting solely of municipal securities. Maturities and calls of securities during the first six months of 2011 totaled $106,698. At June 30, 2011, unrealized losses of $29,637 were recorded on investment securities with a carrying value of $83,535.

Loans

The table below sets forth the balance of loans outstanding by loan type:

	June 30, 2011	Percentage of Total Loans	December 31, 2010	Percentage of Total Loans
Commercial, financial, agricultural	$267,576	10.44%	$265,276	10.51%
Lease financing	393	0.02	503	0.02
Real estate – construction	87,542	3.42	82,361	3.26
Real estate – 1-4 family mortgage	839,959	32.78	872,382	34.56
Real estate – commercial mortgage	1,304,677	50.91	1,239,843	49.11
Installment loans to individuals	62,492	2.43	64,225	2.54

Total loans, net of unearned income	$2,562,639	100.00%	$2,524,590	100.00%

At June 30, 2011, loans increased $38,049 from December 31, 2010 which is primarily a result of the acquisition of American Trust. The loans acquired in the American Trust acquisition were, for the most part, covered under loss-share agreements with the FDIC. For loans covered under the loss-share agreements (referred to as “covered loans”), the FDIC will reimburse the Bank 80% of the losses incurred on these loans.

The following table provides a breakdown of loans covered and not covered under a loss-share agreement:

	June 30, 2011			December 31, 2011
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$24,233	$243,343	$267,576	$20,921	$244,355	$265,276
Lease financing	—	393	393	—	503	503
Real estate – construction:
Residential	4,202	38,330	42,532	6,476	31,143	37,619
Commercial	6,116	33,301	39,417	9,087	30,638	39,725
Condominiums	—	5,593	5,593	—	5,017	5,017

Total real estate – construction	10,318	77,224	87,542	15,563	66,798	82,361
Real estate – 1-4 family mortgage:
Primary	21,914	340,502	362,416	19,786	343,712	363,498
Home equity	22,621	161,438	184,059	21,454	161,973	183,427
Rental/investment	46,435	138,455	184,890	51,065	148,308	199,373
Land development	28,538	80,056	108,594	30,214	95,870	126,084

Total real estate – 1-4 family mortgage	119,508	720,451	839,959	122,519	749,863	872,382
Real estate – commercial mortgage:
Owner-occupied	105,699	518,971	624,670	71,455	522,288	593,743
Non-owner occupied	47,036	448,203	495,239	24,863	432,872	457,735
Land development	70,141	114,627	184,768	78,254	110,111	188,365

Total real estate – commercial mortgage	222,876	1,081,801	1,304,677	174,572	1,065,271	1,239,843
Installment loans to individuals	214	62,278	62,492	106	64,119	64,225

Total loans, net of unearned income	$377,149	$2,185,490	$2,562,639	$333,681	$2,190,909	$2,524,590

During the six months of 2011, loans in our Alabama and Georgia regions increased $26,606 and $55,404, respectively, while loans in our Mississippi and Tennessee region decreased $17,729 and $24,844, respectively, from December 31, 2010. The increase in the Georgia region is due primarily to the American Trust acquisition.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2011, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Mortgage loans held for sale were $11,511 at June 30, 2011 compared to $27,704 at December 31, 2010. Originations of mortgage loans to be sold totaled $185,652 for the first six months of 2011 as compared to $214,385 for the same period in 2010. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Deposits

The Company relies on deposits as its major source of funds. Total deposits were $3,477,419 at June 30, 2011 compared to $3,468,151 at December 31, 2010. Noninterest-bearing deposits were $458,686 at June 30, 2011 compared to $368,798 at December 31, 2010, while interest-bearing deposits were $3,018,733 at June 30, 2011 compared to $3,099,353 at December 31, 2010. The acquisition of American Trust increased noninterest-bearing and interest-bearing deposits by $8,585 and $120,692, respectively, at June 30, 2011 compared to December 31, 2010. Deposits in the Mississippi region increased $39,086 in the first six months of 2011, while deposits in the Alabama and Tennessee regions decreased $46,779 and $62,329, respectively, in the first six months of 2011. Deposits in our Georgia markets increased $79,289 at June 30, 2011 since December 31, 2010 due to the American Trust acquisition.

Borrowed Funds

Total borrowings, which include federal funds purchased, treasury, tax and loan notes, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), debt guaranteed by the FDIC under its Temporary Liquidity Guarantee Program and junior subordinated debentures, were $263,067 at June 30, 2011 compared to $316,436 at December 31, 2010. FHLB advances were $121,151 at June 30, 2011 compared to $175,119 at December 31, 2010. The Company assumed $15,020 in long-term FHLB advances in connection with the American Trust acquisition, all of which were repaid during the first quarter of 2011. The Company repaid $50,000 of long-term FHLB borrowings during the first three months of 2011 and incurred prepayment penalties of $1,903.

Results of Operations

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Net income for the three month period ended June 30, 2011 was $5,757, which represents an increase of $1,961, or 51.67%, from net income of $3,796 for the three month period ended June 30, 2010. Basic and diluted earnings per share increased $0.05 to $0.23 for the three month period ended June 30, 2011 as compared to $0.18 for the prior year.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income increased 37.70% to $32,607 for the second quarter of 2011 compared to $23,680 for the same period in 2010. Net interest margin, the tax equivalent net yield on earning assets, increased to 3.76% for the first six months of 2011 from 3.15% for the same period in 2010. Net interest margin and net interest income are influenced by several factors, primarily changes in interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,575,890	$36,347	5.66%	$2,304,663	$31,904	5.55%
Securities:
Taxable(2)	648,978	5,473	3.37	584,312	5,290	3.63
Tax-exempt	214,757	3,308	6.16	150,378	2,344	6.23
Interest-bearing balances with banks	200,071	163	0.33	121,861	52	0.17

Total interest-earning assets	3,639,696	45,291	4.99	3,161,214	39,590	5.02

Cash and due from banks	67,037			50,617
Intangible assets	191,320			190,639
FDIC loss-share indemnification asset	150,312			—
Other assets	246,165			213,655

Total assets	$4,294,530			$3,616,125

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,421,044	3,085	0.87	$1,009,194	3,066	1.22
Savings deposits	214,190	195	0.36	144,202	286	0.79
Time deposits	1,437,575	5,496	1.53	1,233,779	7,094	2.31

Total interest-bearing deposits	3,072,809	8,776	1.15	2,387,175	10,446	1.76
Borrowed funds	261,060	2,377	3.64	468,196	4,255	3.67

Total interest-bearing liabilities	3,333,869	11,153	1.34	2,855,371	14,701	2.07

Noninterest-bearing deposits	468,170			315,242
Other liabilities	15,595			32,553
Shareholders’ equity	476,896			412,959

Total liabilities and shareholders’ equity	$4,294,530			$3,616,125

Net interest income/net interest margin		$34,138	3.76%		$24,889	3.15%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Interest income, on a tax equivalent basis, was $45,291 for the second quarter of 2011 compared to $39,590 for the same period in 2010. The increase in interest income was driven primarily by an increase in the average balance of interest earning assets offset by a slight decline in the yield on interest-earning assets. The tax equivalent yield on interest-earning assets decreased 3 basis points in the second quarter of 2011 compared to the second quarter of 2010. The change in the mix of interest-earning assets from higher yielding loans to lower yielding interest bearing cash balances further contributed to the decline in tax equivalent yield.

The following table presents the percentage of total average earning assets, by type and yield, for the three months ended June 30 for each of the years presented:

	Percentage of Total		Yield
	2011	2010	2011	2010
Loans	70.77%	72.90%	5.66%	5.55%
Securities	23.73	23.24	4.07	4.16
Other	5.50	3.86	0.33	0.17

Total earning assets	100.00%	100.00%	4.99%	5.02%

Interest expense was $11,153 for the second quarter of 2011, a decrease of $3,548, or 24.13%, as compared to the same period in 2010. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 1.34% for the second quarter of 2011 as compared to 2.07% for the same period in 2010.

The following table presents the Company’s funding sources which consists of total average deposits and borrowed funds, by type, and total cost of funds, for the second quarter for each of the years presented:

	Percentage of Total		Cost of Funds
	2011	2010	2011	2010
Noninterest-bearing demand	12.31%	9.94%	—%	—%
Interest-bearing demand	37.38	31.83	0.87	1.22
Savings	5.63	4.55	0.36	0.79
Time deposits	37.81	38.91	1.53	2.31
Federal Home Loan Bank advances	3.21	10.19	4.17	3.74
Other borrowed funds	3.66	4.58	3.18	3.52

Total deposits and borrowed funds	100.00%	100.00%	1.17%	1.86%

Noninterest Income

Noninterest income was $13,349 for the three months ended June 30, 2011, a decrease of $995, or 6.94%, as compared to 2010.

Charges for deposit services, the primary contributor to noninterest income, were $5,082 and $5,361 for the second quarter of 2011 and 2010, respectively. The operations of Crescent and American Trust increased service charges on deposit accounts by $361 during the second quarter of 2011. Overdraft fees, the largest component of service charges on deposits, were $4,519 for the three month period ended June 30, 2011 compared to $4,832 for the same period in 2010.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased 33.41% to $4,548 during the second quarter of 2011 as compared to $3,409 for the second quarter of 2010. The operations of Crescent and American Trust increased fees and commissions by $369 during the second quarter of 2011. Fees charged on loans include origination, underwriting, documentation and other administrative fees. Loan fees were $1,807 during the second quarter of 2011 as compared to $1,238 for the second quarter of 2010. With respect to fees related to deposit services, interchange fees on debit card transactions continue to be a strong source of noninterest income. For the second quarter of 2011, fees associated with debit card usage were $1,855, an increase of 21.50% as compared to $1,527 for the same period of 2010. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Consolidated Statements of Income in the account line “Fees and commissions,” were $490 for the second quarter of 2011 compared to $279 for the same period of 2010.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Trust revenue was $650 for the second quarter of 2011 compared to $632 for the same period in 2010. The market value of trust assets under management was $443,232 and $420,487 at June 30, 2011 and 2010, respectively.

On June 29, 2011, the Company announced that Renasant Bank had entered into a definitive purchase agreement to acquire the Birmingham, Alabama-based trust department of RBC Bank (USA), which services clients in Alabama and Georgia. Under the terms of the transaction, prior to the closing RBC Bank (USA) will transfer its assets under management with an approximate market value of $680,000, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and Renasant Bank will acquire all of the ownership interests in the subsidiary. The transition from RBC Bank (USA) to Renasant for client accounts and personnel is expected to be completed during the third quarter of 2011.

For the three months ended June 30, 2011, the Company recognized net other-than-temporary-impairment losses of $262 related to investments in pooled trust preferred securities. Gains on sales of securities for the three months ended June 30, 2011 were $4, resulting from the sale of approximately $7,988 in securities, compared to gains on sales of securities for the three months ended June 30, 2010 of $2,049, resulting from the sale of approximately $89,695 in securities.

Gains on the sale of mortgage loans held for sale for the second quarter of 2011 were $949, a decrease of 4.53%, from the second quarter of 2010. The decrease in gains on the sale of mortgage loans is attributable to higher volumes of loans sold during 2010 compared to 2011. Originations of mortgage loans to be sold totaled $89,142 for the second quarter of 2011 as compared to $112,814 for the same period in 2010.

Noninterest Expense

Noninterest Expense to Average Assets
2011	2010
3.04%	2.90%

Noninterest expense was $32,555 and $26,188 for the second quarter of 2011 and 2010, respectively, an increase of $6,367, or 24.31%. The operations of Crescent and American Trust increased noninterest expenses by $5,292 during the second quarter of 2011.

Salaries and employee benefits increased $3,121, or 23.91%, to $16,173 during the second quarter of 2011 as compared to $13,052 for the second quarter of 2010. The operations of Crescent and American Trust increased salaries and employee benefits $1,985 during the second quarter of 2011.

Data processing costs increased $77 to $1,657 for the second quarter of 2011 as compared to the second quarter of 2010. The increase in data processing costs is reflective of increased loan and deposit processing from growth in the number of loans and deposits and from the completion of the Crescent conversion which occurred in the first quarter of 2011. The American Trust conversion was completed during the second quarter of 2011.

Net occupancy and equipment expense for the second quarter of 2011 was $3,362, up $436 from the second quarter of 2010. This increase is attributable to occupancy costs associated with the operations of Crescent and American Trust partially offset by lower depreciation expense.

Expenses related to other real estate owned for the second quarter of 2011 were $2,122, an increase of $1,163 compared to the same period in 2010. Expenses on other real estate owned for the three months ended June 30, 2011 include a $655 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $10,893 was sold during the three months ended June 30, 2011, resulting in a net loss of $205.

Professional fees include fees for legal and accounting services as well as fees we pay our directors. Professional fees were $1,206 and $881 for the second quarter of 2011 and 2010, respectively. The higher levels of professional fees are attributable to legal fees associated with loan workouts and foreclosure proceedings.

Advertising and public relations expense was $1,269 for the second quarter of 2011 compared to $978 for the second quarter of 2010. This increase is attributable to advertising and marketing costs associated with our expansion into our north Georgia markets.

Amortization of intangible assets increased $40 to $510 for the second quarter of 2011 compared to $470 for the second quarter of 2010. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one to ten years.

Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $1,405 for the second quarter of 2011 as compared to $1,047 for the second quarter of 2010.

Other noninterest expense was $4,851 and $4,295 for the second quarter of 2011 and 2010, respectively.

Efficiency Ratio
2011	2010
68.59%	66.75%

The efficiency ratio, shown above for the second quarter for each year, is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for the second quarter of 2011 was $2,294 as compared to $1,040 for the second quarter of 2010. The effective tax rates for those periods were 28.49% and 21.51%, respectively. The increase in the effective tax rate for the second quarter of 2011 as compared to the same period in 2010 is attributable to higher levels of taxable income.

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Net income for the six month period ended June 30, 2011 was $13,310, an increase of $5,907, or 79.80%, from net income of $7,403 for the same period in 2010. Basic and diluted earnings per share were $0.53 for the six month period ended June 30, 2011, as compared to basic and diluted earnings per share of $0.35 for the comparable period a year ago.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,572,980	$72,408	5.68%	$2,329,415	$64,572	5.59%
Securities:
Taxable(2)	654,360	11,159	3.41	570,950	11,286	3.95
Tax-exempt	218,341	6,726	6.16	145,453	4,535	6.24
Interest-bearing balances with banks	241,826	369	0.31	115,100	97	0.17

Total interest-earning assets	3,687,507	90,662	4.95	3,160,918	80,490	5.13

Cash and due from banks	72,881			53,295
Intangible assets	191,529			190,875
FDIC loss-share indemnification asset	155,687			—
Other assets	248,206			167,337

Total assets	$4,355,810			$3,617,888

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,394,654	$6,073	0.88	$984,486	$5,862	1.20
Savings	209,284	441	0.42	128,605	437	0.68
Time deposits	1,506,512	12,344	1.65	1,247,017	14,480	2.34

Total interest-bearing deposits	3,110,450	18,858	1.22	2,360,108	20,779	1.78
Borrowed funds	275,550	5,002	3.64	499,252	9,220	3.74

Total interest-bearing liabilities	3,386,000	23,860	1.42	2,859,360	29,999	2.12
Noninterest-bearing deposits	472,116			312,878
Other liabilities	24,153			33,061
Shareholders’ equity	473,541			412,589

Total liabilities and shareholders’ equity	$4,355,810			$3,617,888

Net interest income/net interest margin		$66,802	3.65%		$50,491	3.21%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income increased 32.47% to $63,703 for the first six months of 2011 compared to $48,090 for the same period in 2010. On a tax equivalent basis, net interest margin for the six month period ending June 30, 2011 was 3.65% compared to 3.21% for the same period in 2010.

Interest income, on a tax equivalent basis, increased 12.64% to $90,662 for the first six months of 2011 from $80,490 for the same period in 2010. The increase in interest income was driven primarily by an increase in the average balance of interest earning assets from the FDIC assisted acquisitions offset by a decline in the yield on interest-earning assets. The average balance of interest-earning assets increased $526,589 for the six months ended June 30, 2011 as compared to the same period in 2010. The tax equivalent yield on earning assets decreased 18 basis points to 4.95% for the first six months of 2011 compared to 5.13% for the same period in 2010. The tax equivalent yield on the investment portfolio was 4.09% for the first six months of 2011, down 33 basis points from 4.42% in the corresponding period in 2009. The decline in yield on the investment portfolio was a result of the call or maturity of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds. These rates were lower due to a generally lower interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the six months ended June 30 for each of the years presented:

	Percentage of Total		Yield
	2011	2010	2011	2010
Loans	69.78%	73.70%	5.68%	5.59%
Securities	23.67	22.66	4.10	4.42
Other	6.55	3.64	0.31	0.17

Total earning assets	100.00%	100.00%	4.95%	5.13%

Interest expense decreased 20.46% to $23,860 for the six months ended June 30, 2011 as compared to $29,999 for the same period in 2010. This decrease primarily resulted from reductions in the cost of deposits and in the volume of borrowed funds. The average balance of interest-bearing deposits, which had an average cost of 1.22%, increased $750,342 for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in the average balance of the interest bearing deposits is primarily attributable to the FDIC-assisted acquisitions. The average balance of borrowed funds, which had an average cost of 3.64%, decreased $223,702 for the six months ended June 30, 2011 as compared to the same period in 2010. Overall, the cost of interest-bearing liabilities decreased 70 basis points to 1.42% for the first six months of 2011 compared to 2.12% for the same period in 2010.

Noninterest Income

Noninterest income was $35,114 for the six month period ended June 30, 2011 compared to $26,828 for the same period in 2010, an increase of $8,286, or 30.89%. The acquisition of American Trust resulted in a bargain purchase gain of $8,774 which is reflected in the noninterest income for the first six months of 2011.

Service charges on deposits were $9,962 and $10,451 for the first six months of 2011 and 2010, respectively. Overdraft fees were $8,838 for the six month period ended June 30, 2011 compared to $9,385 for the same period in 2010.

Fees and commissions were $8,686 for the six month period ended June 30, 2011 compared to $7,130 for the same period in 2010. Fees charged for loan services were $3,340 for the first six months of 2011 compared to $2,673 for the same period in 2010. For the first six months of 2011, fees associated with debit card usage were $3,551, up 14.89% from $3,091 for the same period in 2010. Revenues generated from the sale of all specialized products by the Financial Services division totaled $934 for the first six months of 2011 compared to $623 for the same period of 2010. Revenue generated by the trust department for managing accounts was $1,263 for the first six months of 2011 as compared to $1,216 for the same period in 2010.

Income earned on insurance products was $1,615 and $1,664 for the six months ending June 30, 2011 and 2010, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $321 and $253 for the six months ending June 30, 2011 and 2010, respectively.

Losses on the securities portfolio for the first six months of 2011 totaled $246 due primarily from the recognition of other-than-temporary-impairment losses of $262 related to investments in pooled trust preferred securities. For the same period in 2010, the Company recognized securities gains of $1,889. The Company sold securities totaling $89,695 in the first six months of 2010 which resulted in a gain of $2,049 offset partially by the recognition of other-than-temporary-impairment losses of $160 related to investments in pooled trust preferred securities.

Gains from sales of mortgage loans held for sale were $2,100 for the six months ended June 30, 2011 compared to $2,323 for the same period in 2010.

Noninterest Expense

Noninterest expense was $69,278 for the six month period ended June 30, 2011 compared to $51,822 for the same period in 2010, a decrease of $17,456, or 33.68%. The additional expense from the operations of the FDIC-assisted acquisitions is the primary reason for the increase in total noninterest expenses, and the components thereof, during the first six months of 2011 compared to the same period in 2010. Total noninterest expenses for the first six months of 2011 also includes $1,325 of acquisition-related expenses associated with the American Trust acquisition and a prepayment penalty totaling $1,903 associated with the payoff of $50,000 of FHLB advances.

Salaries and employee benefits for the six month period ended June 30, 2011 were $32,410 compared to $26,249 for the same period last year.

Data processing costs for the six month period ended June 30, 2011 were $3,445, an increase of $439 compared to $3,006 for the same period last year.

Net occupancy and equipment expense for the six month period ended June 30, 2011 increased $739 to $6,596 over the comparable period for the prior year.

Expenses related to other real estate owned for the first six months of 2011 were $5,633 compared to $1,695 for the same period in 2010. Expenses on other real estate owned for the six months ending June 30, 2011 include a $1,624 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $25,234 was sold during the six months ended June 30, 2011, resulting in a net loss of $1,836.

Advertising and public relations expense was $2,432 for the six months ending June 30, 2011 compared to $1,868 for the same period in 2010.

Amortization of intangible assets was $1,025 for the six months ended June 30, 2011 compared to $946 for the six months ended June 30, 2010.

Communication expense was $2,839 for the six months ended June 30, 2011 compared to $2,133 for the same period in 2010.

Noninterest expense as a percentage of average assets was 3.21% for the six month period ended June 30, 2011 and 2.89% for the comparable period in 2010. The net overhead ratio was 1.57% and 1.50% for the first six months of 2011 and 2010, respectively. Our efficiency ratio increased to 67.99% for the six month period ended June 30, 2011 compared to 67.02% for the same period of 2010.

Income Taxes

Income tax expense was $5,379 for the six month period ended June 30, 2011 compared to $2,028 for the same period in 2010. The effective tax rates for the six month periods ended June 30, 2011 and 2010 were 28.78% and 21.50%, respectively. The increase in the effective tax rate for the six months ended June 30, 2011 as compared to the same period in 2010 is attributable to higher levels of taxable income.

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

Loans acquired in the Crescent and American Trust acquisitions were recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. Because the fair value measurement incorporates an estimate of losses on acquired loans, these loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during the six months ended June 30, 2011 or for the period from the acquisition date of these loans to December 31, 2010. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

The table below reflects the activity in the allowance for loan losses, in thousands, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$47,505	$41,094	$45,415	$39,145
Provision for loan losses	5,350	7,000	10,850	13,665
Charge-offs
Commercial, financial, agricultural	1,139	166	1,284	243
Lease financing	—	—	—	—
Real estate – construction	569	2,983	798	3,418
Real estate – 1-4 family mortgage	3,084	3,573	6,615	5,455
Real estate – commercial mortgage	823	430	1,374	2,801
Installment loans to individuals	33	79	89	194

Total charge-offs	5,648	7,231	10,160	12,111
Recoveries
Commercial, financial, agricultural	36	18	178	39
Lease financing	—	—	—	—
Real estate – construction	31	(10)	31	37
Real estate – 1-4 family mortgage	221	234	337	314
Real estate – commercial mortgage	52	5	869	11
Installment loans to individuals	24	36	51	46

Total recoveries	364	283	1,466	447

Net charge-offs	5,284	6,948	8,694	11,664

Balance at end of period	$47,571	$41,146	$47,571	$41,146

Net charge-offs to average loans (annualized)	0.82%	1.21%	0.68%	1.01%
Allowance for loan losses to:
Loans			2.18%	1.82%
Nonperforming loans			91.52%	63.63%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Real estate – construction:
Residential	$542	$258	$771	$646
Commercial	(4)	—	(4)	—
Condominiums	—	2,735	—	2,735

Total real estate – construction	538	2,993	767	3,381
Real estate – 1-4 family mortgage:
Primary	411	1,554	854	1,633
Home equity	827	329	907	739
Rental/investment	867	439	1,297	764
Land development	758	1,017	3,220	2,005

Total real estate – 1-4 family mortgage	2,863	3,339	6,278	5,141
Real estate – commercial mortgage:
Owner-occupied	407	167	607	1,251
Non-owner occupied	(3)	211	(718)	1,489
Land development	367	47	616	50

Total real estate – commercial mortgage	771	425	505	2,790

Total net-charge-offs of loans secured by real estate	$4,172	$6,919	$7,550	$11,312

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans for the periods presented:

	June 30, 2011	December 31, 2010
Specific reserves for impaired loans	$16,972	$17,529
Allocated reserves for remaining portfolio	30,599	27,886

Total	$47,571	$45,415

Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually past due 90 days on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest.

Due to the significant difference in the accounting for the loans and other real estate owned covered by loss-share agreements (“covered assets”) and loss mitigation offered under the loss-share agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at June 30, 2011 or December 31, 2010 as the loans are considered to be performing under ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under ASC 310-30.

The following table provides a detail of the Company’s nonperforming assets covered and not covered under loss-share agreements:

	Covered Assets	Not Covered Assets	Total Assets
June 30, 2011
Nonaccruing loans	$78,780	$42,331	$121,111
Accruing loans past due 90 days or more	10,619	9,646	20,265

Total nonperforming loans	89,399	51,977	141,376
Other real estate owned	59,802	68,384	128,186

Total nonperforming assets	$149,201	$120,361	$269,562

Nonperforming loans to total loans			5.52%
Nonperforming assets to total assets			6.33%
Allowance for loan losses to total loans			1.86%

December 31, 2010
Nonaccruing loans	$82,393	$46,662	$129,055
Accruing loans past due 90 days or more	—	7,196	7,196

Total nonperforming loans	82,393	53,858	136,251
Other real estate owned	54,715	71,833	126,548

Total nonperforming assets	$137,108	$125,691	$262,799

Nonperforming loans to total loans			5.40%
Nonperforming assets to total assets			6.12%
Allowance for loan losses to total loans			1.80%

The asset quality measures surrounding the Company’s nonperforming loans and nonperforming assets discussed in the remainder of this section exclude covered assets relating to the Crescent and American Trust acquisitions.

The following table shows the principal amounts of nonperforming and restructured loans for the periods presented:

	June 30,		December 31,
	2011	2010	2010
Nonaccruing loans	$42,331	$53,868	$46,662
Accruing loans past due 90 days or more	9,646	10,794	7,196

Total nonperforming loans	51,977	64,662	53,858
Restructured loans	40,170	29,245	32,615

Total nonperforming and restructured loans	$92,147	$93,907	$86,473

Nonperforming loans to total loans – period end	2.38%	2.86%	2.46%

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table above. At June 30, 2011, we did not hold any other interest-bearing assets that would be included in the table above if such assets were loans.

The following table presents nonperforming loans by loan category for each of the periods presented.

	June 30,		December 31,
	2011	2010	2010
Commercial, financial, agricultural	$3,365	$3,791	$2,422
Lease financing	—	—	—
Real estate – construction	334	1,943	333
Real estate – 1-4 family mortgage	27,339	37,231	35,893
Real estate – commercial mortgage	19,875	21,501	14,539
Installment loans to individuals	1,064	196	671

Total	$51,977	$64,662	$53,858

The following table provides further details of the Company’s nonperforming loans secured by real estate for the periods presented:

	June 30,		December 31,
	2011	2010	2010
Real estate – construction:
Residential	$334	$1,943	$333
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	334	1,943	333
Real estate – 1-4 family mortgage:
Primary	5,643	6,615	6,514
Home equity	1,261	846	829
Rental/investment	9,251	12,764	10,942
Land development	11,184	17,006	17,608

Total real estate – 1-4 family mortgage	27,339	37,231	35,893
Real estate – commercial mortgage:
Owner-occupied	6,346	11,585	6,336
Non-owner occupied	10,375	2,682	4,300
Land development	3,154	7,234	3,903

Total real estate – commercial mortgage	19,875	21,501	14,539

Total nonperforming loans secured by real estate	$47,548	$60,675	$50,765

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2011. Management also continually monitors past due loans for potential credit quality deterioration. Total loans past due 30-89 days were $17,527 at June 30, 2011 as compared to $21,520 at December 31, 2010 and $35,552 at June 30, 2010.

As shown above, restructured loans totaled $40,170 at June 30, 2011 as compared to $32,615 at December 31, 2010 and $29,245 at June 30, 2010. At June 30, 2011, total loans restructured that included an interest rate concession represented 80.34% of total restructured loans, while loans restructured by a concession in payment or terms represented the remainder. The following table provides further details of the Company’s restructured loans secured by real estate for the periods presented:

	June 30,		December 31,
	2011	2010	2010
Commercial, financial, agricultural	$125	$747	$125
Real estate – construction:
Residential	—	674	—
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	—	674	—
Real estate – 1-4 family mortgage:
Primary	6,159	1,680	4,313
Home equity	—	—	—
Rental/investment	3,594	2,348	1,969
Land development	13,483	16,314	14,834

Total real estate – 1-4 family mortgage	23,236	20,342	21,116
Real estate – commercial mortgage:
Owner-occupied	7,863	3,440	3,844
Non-owner occupied	6,329	1,669	5,510
Land development	2,437	2,189	1,839

Total real estate – commercial mortgage	16,629	7,298	11,193
Installment loans to individuals	180	184	181

Total restructured loans	$40,170	$29,245	$32,615

Changes in the Company’s restructured loans were as follows:

Balance at January 1, 2011			$32,615
Additional loans with concessions			11,336
Reductions due to:
Reclassified as nonperforming			(2,546)
Transfer to other real estate owned			—
Charge-offs			—
Paydowns			(603)
Lapse of concession period			(632)

Balance at June 30, 2011			$40,170

Other real estate owned and repossessions consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $17,738 was sold during the six months ended June 30, 2011, resulting in a net loss of $1,590.

The following table provides details of the Company’s other real estate owned and repossessions:

	June 30, 2011	December 31, 2010
Residential real estate	$11,481	$15,445
Commercial real estate	13,108	18,266
Residential land development	38,050	33,172
Commercial land development	5,526	4,501
Other	219	449

Total other real estate owned and repossessions	$68,384	$71,833

Changes in the Company’s other real estate owned and repossessions were as follows:

Balance at January 1, 2011		$71,833
Transfers of loans		15,242
Capitalized improvements		37
Impairments		(1,624)
Dispositions		(17,738)
Other		634

Balance at June 30, 2011		$68,384

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at:

	Percentage Change In:
Change in Interest Rates(1) (In Basis Points)	Net Interest Income(2)		Economic Value of Equity (3)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
+200	0.25%	(3.25%)	15.44%	10.70%
+100	0.28%	(3.37%)	12.96%	6.63%
-100	(1.25%)	(1.12%)	(7.78%)	(4.94%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of 200 bps.

(2)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100 and 200 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

Beginning in the first quarter of 2011, the Company began entering into derivative instruments not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2011, the Company had notional amounts of $20,815 on interest rate contracts with corporate customers and $20,815 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the customer for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a customer, the Company also enters into forward commitments to sell the residential mortgage loan to secondary market investors. As such, the Company does not incur risk if the interest rate lock commitment in the pipeline fails to close.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2011, securities with a carrying value of approximately $460,663 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $348,392 at December 31, 2010. Higher levels of public fund deposits at June 30, 2011 as compared to December 31, 2010 resulted in the increase in the amount of pledged investment securities at June 30, 2011.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at June 30, 2011 or December 31, 2010. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs, primarily when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2011, the balance of our outstanding advances with the FHLB was $121,151. The total amount of the remaining credit available to us from the FHLB at June 30, 2011 was $868,133. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2011 or December 31, 2010.

The following table presents the percentage of total average deposits and borrowed funds, by type, and total cost of funds, as of June 30 for each of the years presented:

	Percentage of Total		Cost of Funds
	2011	2010	2011	2010
Noninterest-bearing demand	12.24%	9.86%	—%	—%
Interest-bearing demand	36.15	31.03	0.88	1.20
Savings	5.42	4.06	0.42	0.68
Time deposits	39.05	39.31	1.65	2.34
Federal Home Loan Bank advances	3.52	11.13	4.11	3.71
Other borrowed funds	3.62	4.61	3.18	3.80

Total deposits and borrowed funds	100.00%	100.00%	1.25%	1.91%

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

Cash and cash equivalents were $237,165 at June 30, 2011 compared to $191,141 at June 30, 2010. Cash provided by investing activities for the six months ended June 30, 2011 was $162,681 compared to $48,420 for the same period of 2010. The net cash proceeds received from the acquisition of American Trust were $148,443 for the six months ended June 30, 2011. Purchases of investment securities were $105,270 for the six months ending June 30, 2011 compared to $238,945 for the six months ending June 30, 2010. Proceeds from the sale, maturity or call of securities within our investment portfolio were $119,731 for the six months ended June 30, 2011 compared to $232,141 for the six months ended June 30, 2010. Cash provided by a net decrease in loans for the six months ended June 30, 2011 was $2,447 compared to $56,581 for the same period in 2010.

Cash used in financing activities for the six months ended June 30, 2011 was $290,333 compared to $53,002 for the same period of 2010. Cash used to reduce long-term debt was $68,994 for the six months ended June 30, 2011. Cash flows of $112,112 from the generation of deposits during the six months ended June 30, 2010 were primarily used to reduce total borrowings by $158,157.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2011, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $39,947. There were no loans outstanding from Renasant Bank to the Company at June 30, 2011. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first six months of 2011, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Loan commitments	$357,269	$325,309
Standby letters of credit	30,823	28,105

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

Shareholders’ Equity and Regulatory Matters

Shareholders’ Equity

Total shareholders’ equity of the Company at June 30, 2011 increased to $480,135 compared to $469,509 at December 31, 2010. The change in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

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

The following table sets forth the Company’s book value per share, tangible book value per share, capital ratio and tangible capital ratio for the periods presented:

	June 30, 2011	December 31, 2010
Book value per share	$19.16	$18.75
Tangible book value per share	11.53	11.09
Capital ratio	11.27%	10.93%
Tangible capital ratio	7.11%	6.76%

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. At June 30, 2011, Renasant Bank met all capital adequacy requirements to which it is subject.

At June 30, 2011, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table includes the capital ratios and capital amounts for the Company and the Bank at June 30, 2011:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to Average Assets
Renasant Corporation	$373,499	9.10%	$205,172	5.00%	$164,138	4.00%
Renasant Bank	364,988	8.91%	204,795	5.00%	163,836	4.00%

Tier I Capital to Risk-Weighted Assets
Renasant Corporation	$373,499	13.58%	$165,019	6.00%	$110,013	4.00%
Renasant Bank	364,988	13.29%	164,742	6.00%	109,828	4.00%

Total Capital to Risk-Weighted Assets
Renasant Corporation	$408,041	14.83%	$275,031	10.00%	$220,025	8.00%
Renasant Bank	399,473	14.55%	274,570	10.00%	219,656	8.00%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10- K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2011.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Bylaws of Renasant Corporation, as amended(2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Bylaws of Renasant Corporation, as amended(2)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(2)	Filed as exhibit 3(ii) to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 and incorporated herein by reference.

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

RENASANT CORPORATION

August 9, 2011	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President &
Chief Executive Officer
(Principal Executive Officer)

/s/ Stuart R. Johnson
Stuart R. Johnson Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements (Unaudited).