Form 10-Q
period 2011-09-30
RENASANT CORP
filed 2011-11-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 25,061,068 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

RENASANT CORPORATION AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended September 30, 2011

PART I.       FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$62,723	$47,705
Interest-bearing balances with banks	172,594	244,964

Cash and cash equivalents	235,317	292,669
Securities held to maturity (fair value of $262,342 and $228,157, respectively)	250,876	230,786
Securities available for sale, at fair value	468,005	603,686
Mortgage loans held for sale	24,739	27,704
Loans, net of unearned income:
Covered under loss-share agreements	359,813	333,681
Not covered under loss-share agreements	2,204,955	2,190,909

Total loans, net of unearned income	2,564,768	2,524,590
Allowance for loan losses	(48,532)	(45,415)

Loans, net	2,516,236	2,479,175
Premises and equipment, net	52,123	51,424
Other real estate owned and repossessions:
Covered under loss-share agreements	44,021	54,715
Not covered under loss-share agreements	72,765	71,833

Total other real estate owned and repossessions	116,786	126,548
Goodwill	184,879	184,879
Other intangible assets, net	7,876	6,988
FDIC loss-share indemnification asset	127,981	155,657
Other assets	151,656	137,811

Total assets	$4,136,474	$4,297,327

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$493,130	$368,798
Interest-bearing	2,849,225	3,099,353

Total deposits	3,342,355	3,468,151
Short-term borrowings	17,388	15,386
Long-term debt	245,181	301,050
Other liabilities	44,149	43,231

Total liabilities	3,649,073	3,827,818

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued; 25,061,068 and 25,043,112 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(26,899)	(27,187)
Additional paid-in capital	217,882	217,011
Retained earnings	169,586	162,547
Accumulated other comprehensive loss	(6,747)	(16,441)

Total shareholders’ equity	487,401	469,509

Total liabilities and shareholders’ equity	$4,136,474	$4,297,327

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans	$35,057	$36,118	$107,098	$100,224
Securities
Taxable	4,756	5,454	15,725	16,591
Tax-exempt	2,053	1,594	6,252	4,343
Other	64	267	433	364

Total interest income	41,930	43,433	129,508	121,522

Interest expense
Deposits	6,747	12,485	25,605	33,264
Borrowings	2,319	3,831	7,321	13,051

Total interest expense	9,066	16,316	32,926	46,315

Net interest income	32,864	27,117	96,582	75,207
Provision for loan losses	5,500	11,500	16,350	25,165

Net interest income after provision for loan losses	27,364	15,617	80,232	50,042

Noninterest income
Service charges on deposit accounts	4,797	5,771	14,759	16,222
Fees and commissions	4,898	3,654	13,584	10,784
Insurance commissions	847	828	2,462	2,492
Trust revenue	771	562	2,034	1,778
Gains on sales of securities	5,041	1,906	5,057	3,955
Other-than-temporary-impairment losses on securities available for sale	—	(13,406)	(15,445)	(14,748)
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	—	10,491	15,183	11,673

Net impairment losses on securities	—	(2,915)	(262)	(3,075)
BOLI income	617	529	2,095	1,841
Gains on sales of mortgage loans held for sale	1,371	1,774	3,471	4,097
Gain on acquisition	570	42,211	9,344	42,211
Other	701	214	2,168	1,057

Total noninterest income	19,613	54,534	54,712	81,362

Noninterest expense
Salaries and employee benefits	17,493	16,694	49,903	42,943
Data processing	1,927	1,703	5,372	4,709
Net occupancy and equipment	3,434	3,271	10,030	9,128
Other real estate owned	6,336	4,635	11,969	6,330
Professional fees	1,004	913	3,108	2,660
Advertising and public relations	1,305	1,159	3,737	3,027
Intangible amortization	351	505	1,376	1,451
Communications	1,185	1,218	4,024	3,351
Merger-related expenses	326	1,955	1,651	1,955
Extinguishment of debt	—	2,785	1,903	2,785
Other	4,768	4,733	14,334	13,054

Total noninterest expense	38,129	39,571	107,407	91,393

Income before income taxes	8,848	30,580	27,537	40,011
Income taxes	2,316	11,029	7,695	13,057

Net income	$6,532	$19,551	$19,842	$26,954

Basic earnings per share	$0.26	$0.81	$0.79	$1.22

Diluted earnings per share	$0.26	$0.81	$0.79	$1.21

Cash dividends per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net cash provided by operating activities	$104,740	$62,924

Investing activities
Purchases of securities available for sale	(57,535)	(307,492)
Proceeds from sales of securities available for sale	86,047	129,924
Proceeds from call/maturities of securities available for sale	121,620	203,577
Purchases of securities held to maturity	(89,666)	(47,463)
Proceeds from sales of securities held to maturity	13,033	—
Proceeds from call/maturities of securities held to maturity	56,427	8,525
Net (increase) decrease in loans	(5,889)	91,523
Purchases of premises and equipment	(3,787)	(2,015)
Proceeds from sales of premises and equipment	85	8
Net cash paid in acquisition	(792)	—
Net cash received in acquisition	148,443	337,127

Net cash provided by investing activities	267,986	413,714

Financing activities
Net increase in noninterest-bearing deposits	114,236	17,475
Net decrease in interest-bearing deposits	(463,039)	(67,750)
Net increase (decrease) in short-term borrowings	2,002	(2,975)
Proceeds from long-term debt	—	2,180
Repayment of long-term debt	(70,729)	(317,800)
Cash paid for dividends	(12,803)	(11,447)
Cash received on exercise of stock-based compensation	255	126
Excess tax benefit from stock-based compensation	—	4
Proceeds from equity offering	—	51,402

Net cash used in financing activities	(430,078)	(328,785)

Net (decrease) increase in cash and cash equivalents	(57,352)	147,853
Cash and cash equivalents at beginning of period	292,669	148,560

Cash and cash equivalents at end of period	$235,317	$296,413

Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate	$31,279	$25,471

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A – Significant Accounting Policies

(In Thousands, Except Share Data)

Basis of Presentation: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and central Alabama and north Georgia.

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

The Company has evaluated subsequent events that have occurred after September 30, 2011 through the date of issuance of its financial statements for consideration of recognition or disclosure.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A – Significant Accounting Policies (continued)

In April 2011, FASB issued an update to ASC 310 that clarifies which loan modifications constitute troubled debt restructurings in conformity with ASC 310 and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude both that the restructuring constitutes a concession by the creditor to the borrower and that the borrower is experiencing financial difficulties. This update to ASC 310 became effective for interim and annual reporting periods beginning on or after June 15, 2011 and was to be applied retrospectively to troubled debt restructurings occurring on or after the beginning of the fiscal year of adoption. See Note D, “Loans and the Allowance for Loan Losses,” in these Notes to Consolidated Financial Statements for disclosures reflecting the Company’s adoption of this update.

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

In September 2011, FASB issued an update to ASC 350, “Intangibles – Goodwill and Other,” (“ASC 350”) that gives a reporting entity the option, before performing the two-step impairment test required under ASC 350, to first assess qualitative factors to determine whether the existence of events or circumstances requires a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these qualitative factors, a reporting entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if a reporting entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the reporting entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The update to ASC 350 also provides that a reporting entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A reporting entity may resume performing the qualitative assessment in any subsequent period. This update to ASC 350 is effective for annual and interim impairment tests beginning after December 15, 2011. The Company is currently in the process of evaluating the impact of adopting this update on its goodwill impairment testing process.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – Mergers and Acquisitions

(In Thousands)

Acquisition of RBC Bank (USA) Trust Division

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust department of RBC Bank (USA), which services clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680,000 in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and Renasant Bank acquired all of the ownership interests in the subsidiary. In connection with the acquisition, the Company recognized a gain of $570, which is recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the three and nine months ended September 30, 2011. Acquisition costs related to the transaction of $326 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the three and nine months ended September 30, 2011.

FDIC-Assisted Acquisition of Certain Assets and Liabilities of American Trust Bank

On February 4, 2011, the Bank entered into a purchase and assumption agreement with loss-share agreements with the Federal Deposit Insurance Corporation (the “FDIC”) to acquire specified assets and assume specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”). American Trust operated 3 branches in the northwest region of Georgia.

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

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Acquisition costs related to the American Trust acquisition of $1,325 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the nine months ended September 30, 2011.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – Mergers and Acquistions (continued)

The Company’s operating results for the three and nine months ended September 30, 2011 include the operating results of the assets acquired and liabilities assumed in the American Trust acquisition subsequent to the February 4, 2011 closing date. The significance of the fair value adjustments recorded as well as the nature of the loss-share agreements in connection with an FDIC-assisted transaction are integral to accurately assessing the impact of the acquired operations on the operations of the Company. Disclosure of pro forma financial information is made more difficult by the troubled nature of American Trust prior to the date of the acquisition. Therefore, the Company has determined that pro forma financial information in relation to the acquisition of American Trust is neither practical nor meaningful.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Obligations of other U.S. Government agencies and corporations	$28,218	$148	$(26)	$28,340
Obligations of states and political subdivisions	222,658	11,371	(27)	234,002

	$250,876	$11,519	$(53)	$262,342

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$24,703	$—	$(404)	$24,299
Obligations of states and political subdivisions	206,083	1,408	(3,633)	203,858

	$230,786	$1,408	$(4,037)	$228,157

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzed its exposure to potential losses in its security portfolio. Management reviewed the underlying credit rating and analyzed the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $13,017 and the Company recognized a net gain of $16 on the sale during the nine months ended September 30, 2011.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Obligations of other U.S. Government agencies and corporations	$34,664	$269	$—	$34,933
Mortgage-backed securities	393,045	15,597	(47)	408,595
Trust preferred securities	30,410	—	(20,424)	9,986
Other equity securities	14,401	90	—	14,491

	$472,520	$15,956	$(20,471)	$468,005

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$73,656	$266	$(1,170)	$72,752
Mortgage-backed securities	489,068	10,819	(3,377)	496,510
Trust preferred securities	32,452	150	(28,019)	4,583
Other equity securities	29,674	167	—	29,841

	$624,850	$11,402	$(32,566)	$603,686

Gross gains on sales of securities available for sale for the nine months ended September 30, 2011 and 2010 were $5,041 and $4,499, respectively. No securities available for sale were sold at a loss during the nine months ended September 30, 2011. Gross losses on sales of securities available for sale were $544 for the nine months ended September 30, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

The amortized cost and fair value of securities at September 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$6,355	$6,381	$—	$—
Due after one year through five years	40,897	41,802	—	—
Due after five years through ten years	73,815	76,771	34,664	34,933
Due after ten years	129,809	137,388	30,410	9,986
Mortgage-backed securities	—	—	393,045	408,595
Other equity securities	—	—	14,401	14,491

	$250,876	$262,342	$472,520	$468,005

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2011
Obligations of other U.S Government agencies and corporations	$4,974	$(26)	$—	$—	$4,974	$(26)
Obligations of states and political subdivisions	4,573	(27)	—	—	4,573	(27)

Total	$9,547	$(53)	$—	$—	$9,547	$(53)

December 31, 2010
Obligations of other U.S Government agencies and corporations	$15,104	$(404)	$—	$—	$15,104	$(404)
Obligations of states and political subdivisions	97,367	(3,633)	—	—	97,367	(3,633)

Total	$112,471	$(4,037)	$—	$—	$112,471	$(4,037)

Available for Sale:
September 30, 2011
Obligations of other U.S Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	7,809	(27)	6,256	(20)	14,065	(47)
Trust preferred securities	—	—	9,986	(20,424)	9,986	(20,424)
Other equity securities	—	—	—	—	—	—

Total	$7,809	$(27)	$16,242	$(20,444)	$24,051	$(20,471)

December 31, 2010
Obligations of other U.S Government agencies and corporations	$39,513	$(1,170)	$—	$—	$39,513	$(1,170)
Mortgage-backed securities	148,867	(3,359)	2,254	(18)	151,121	(3,377)
Trust preferred securities	—	—	1,433	(28,019)	1,433	(28,019)
Other equity securities	—	—	—	—	—	—

Total	$188,380	$(4,529)	$3,687	$(28,037)	$192,067	$(32,566)

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

The Company holds investments in pooled trust preferred securities that had a cost basis of $30,410 and $29,452 and a fair value of $9,986 and $1,433 at September 30, 2011 and December 31, 2010, respectively. The investments in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 358 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At September 30, 2011, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2011:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default	Projected Additional Deferrals or Defaults
XIII	Pooled	B-2	$1,245	$689	$(556)	Ca	31%	14%
XXIII	Pooled	B-2	10,770	4,255	(6,515)	Ca	24%	7%
XXIV	Pooled	B-2	12,733	4,051	(8,682)	Ca	35%	8%
XXVI	Pooled	B-2	5,662	991	(4,671)	Ca	32%	4%

			$30,410	$9,986	$(20,424)

The Company recognized credit related impairment losses on securities deemed other-than-temporarily impaired of $262 and $3,075 during the nine months ended September 30, 2011 and 2010, respectively. The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2011	2010
Balance at January 1	$(3,075)	$—
Additions related to credit losses for which OTTI was not previously recognized	(262)	(3,075)
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at September 30	$(3,337)	$(3,075)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses

(In Thousands)

The following is a summary of loans:

	September 30, 2011	December 31, 2010
Commercial, financial, agricultural	$267,146	$265,276
Lease financing	368	533
Real estate – construction	86,501	82,361
Real estate – 1-4 family mortgage	827,099	872,382
Real estate – commercial mortgage	1,321,407	1,239,843
Installment loans to individuals	62,265	64,225

Gross loans	2,564,786	2,524,620
Unearned income	(18)	(30)

Loans, net of unearned income	2,564,768	2,524,590
Allowance for loan losses	(48,532)	(45,415)

Net loans	$2,516,236	$2,479,175

Loans acquired in FDIC-assisted acquisitions were recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during the nine months ended September 30, 2011 or for the year ended December 31, 2010 because the fair value measurement incorporates an estimate of losses on acquired loans. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

In these Notes to Consolidated Financial Statements, the Company refers to loans subject to the loss-share agreements as “covered loans” or “loans covered under loss-share agreements” and loans that are not subject to the loss-share agreements as “not covered loans” or “loans not covered by loss-share agreements.”

A summary of loans acquired in FDIC-assisted acquisitions at fair value follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total Loans
September 30, 2011
Commercial, financial, agricultural	$37	$19,159	$367	$19,563
Real estate – construction	3,994	6,817	—	10,811
Real estate – 1-4 family mortgage	12,582	101,646	151	114,379
Real estate – commercial mortgage	48,978	166,392	1,009	216,379
Installment loans to individuals	—	208	5,112	5,320

Total	$65,591	$294,222	$6,639	$366,452

December 31, 2010
Commercial, financial, agricultural	$10	$20,911	$3	$20,924
Real estate – construction	8,313	7,250	—	15,563
Real estate – 1-4 family mortgage	20,293	102,225	—	122,518
Real estate – commercial mortgage	67,445	107,128	—	174,573
Installment loans to individuals	—	106	8,052	8,158

Total	$96,061	$237,620	$8,055	$341,736

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings resulting from measurements of inherent credit risk in the loan portfolio and estimates of probable losses or impairments of individual loans. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571
Provision for loan losses	134	(240)	4,298	1,318	(10)	5,500
Charge-offs	(210)	—	(3,281)	(1,372)	(105)	(4,968)
Recoveries	61	18	245	17	88	429

Ending balance	$3,826	$1,167	$21,126	$21,481	$932	$48,532

Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Provision for loan losses	2,456	(199)	9,570	4,562	(39)	16,350
Charge-offs	(1,494)	(798)	(9,896)	(2,746)	(194)	(15,128)
Recoveries	239	49	582	886	139	1,895

Ending balance	$3,826	$1,167	$21,126	$21,481	$932	$48,532

September 30, 2011
Individually evaluated for impairment	$1,074	$16	$9,915	$8,712	$—	$19,717
Collectively evaluated for impairment	2,752	1,151	11,211	12,769	932	28,815
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,826	$1,167	$21,126	$21,481	$932	$48,532

Three months ended September 30, 2010
Allowance for loan losses:
Beginning balance	$2,090	$2,081	$20,811	$15,459	$705	$41,146
Provision for loan losses	953	811	4,525	5,083	128	11,500
Charge-offs	(567)	(388)	(5,727)	(1,243)	(45)	(7,970)
Recoveries	101	—	295	39	21	456

Ending balance	$2,577	$2,504	$19,904	$19,338	$809	$45,132

Nine Months Ended September 30, 2010
Allowance for loan losses:
Beginning balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145
Provision for loan losses	(1,608)	1,779	14,884	10,755	(645)	25,165
Charge-offs	(810)	(3,806)	(11,182)	(4,044)	(239)	(20,081)
Recoveries	140	37	609	50	67	903

Ending balance	$2,577	$2,504	$19,904	$19,338	$809	$45,132

September 30, 2010
Individually evaluated for impairment	$433	$170	$8,927	$6,073	$—	$15,603
Collectively evaluated for impairment	2,144	2,334	10,977	13,265	809	29,529
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$2,577	$2,504	$19,904	$19,338	$809	$45,132

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2011
Individually evaluated for impairment	$4,886	$7,939	$64,930	$106,193	$—	$183,948
Collectively evaluated for impairment	242,697	67,751	647,790	998,835	57,295	2,014,368
Acquired with deteriorated credit quality	19,563	10,811	114,379	216,379	5,320	366,452

Ending balance	$267,146	$86,501	$827,099	$1,321,407	$62,615	$2,564,768

December 31, 2010
Individually evaluated for impairment	$7,361	$8,837	$94,883	$81,288	$—	$192,369
Collectively evaluated for impairment	236,991	57,961	654,981	983,982	56,570	1,990,485
Acquired with deteriorated credit quality	20,924	15,563	122,518	174,573	8,158	341,736

Ending balance	$265,276	$82,361	$872,382	$1,239,843	$64,728	$2,524,590

(1)	Includes lease financing receivables.

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

	Pass	Watch	Substandard	Total
September 30, 2011
Commercial, financial, agricultural	$179,909	$3,453	$6,268	$189,630
Real estate – construction	52,104	3,169	250	55,523
Real estate – 1-4 family mortgage	93,884	33,095	43,036	170,015
Real estate – commercial mortgage	851,851	58,156	42,009	952,016

Total	$1,177,748	$97,873	$91,563	$1,367,184

December 31, 2010
Commercial, financial, agricultural	$184,125	$3,536	$3,825	$191,486
Real estate – construction	40,129	6,528	2,309	48,966
Real estate – 1-4 family mortgage	121,896	47,911	46,972	216,779
Real estate – commercial mortgage	856,819	49,408	31,880	938,107

Total	$1,202,969	$107,383	$84,986	$1,395,338

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating:

		Non-
	Performing	Performing	Total
September 30, 2011
Commercial, financial, agricultural	$57,471	$482	$57,953
Lease financing	368	—	368
Real estate – construction	20,167	—	20,167
Real estate – 1-4 family mortgage	535,591	7,114	542,705
Real estate – commercial mortgage	152,096	916	153,012
Installment loans to individuals	56,837	108	56,945

Total	$822,530	$8,620	$831,150

December 31, 2010
Commercial, financial, agricultural	$52,866	$—	$52,866
Lease financing	533	—	533
Real estate – construction	17,832	—	17,832
Real estate – 1-4 family mortgage	527,086	5,999	533,085
Real estate – commercial mortgage	127,068	95	127,163
Installment loans to individuals	55,996	71	56,067

Total	$781,381	$6,165	$787,546

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

The following table provides an aging of past due and nonaccrual loans, segregated by class:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Accruing Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Nonaccruing Loans	Total Loans
September 30, 2011
Commercial, financial, agricultural	$1,214	$1,307	$259,427	$261,948	$210	$4,194	$794	$5,198	$267,146
Lease financing	—	—	368	368	—	—	—	—	368
Real estate – construction	340	275	77,947	78,562	—	7,939	—	7,939	86,501
Real estate – 1-4 family mortgage	15,690	7,231	757,904	780,825	3,355	34,172	8,747	46,274	827,099
Real estate – commercial mortgage	5,054	11,707	1,239,914	1,256,675	5,907	57,827	998	64,732	1,321,407
Installment loans to individuals	459	376	60,784	61,619	3	628	15	646	62,265
Unearned income	—	—	(18)	(18)	—	—	—	—	(18)

Total	$22,757	$20,896	$2,396,326	$2,439,979	$9,475	$104,760	$10,554	$124,789	$2,564,768

December 31, 2010
Commercial, financial, agricultural	$1,446	$224	$258,098	$259,768	$1,471	$3,645	$392	$5,508	$265,276
Lease financing	—	—	533	533	—	—	—	—	533
Real estate – construction	516	128	69,737	70,381	151	11,290	539	11,980	82,361
Real estate – 1-4 family mortgage	17,138	4,794	790,247	812,179	5,116	41,178	13,909	60,203	872,382
Real estate – commercial mortgage	5,656	2,016	1,181,452	1,189,124	3,249	44,136	3,334	50,719	1,239,843
Installment loans to individuals	336	34	63,210	63,580	415	171	59	645	64,225
Unearned income	—	—	(30)	(30)	—	—	—	—	(30)

Total	$25,092	$7,196	$2,363,247	$2,395,535	$10,402	$100,420	$18,233	$129,055	$2,524,590

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

Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows:

	September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(2)
With a related allowance recorded:
Commercial, financial, agricultural	$2,411	$2,452	$1,074	$2,482	$63	$2,578	$74
Real estate – construction	108	108	16	108	—	108	—
Real estate – 1-4 family mortgage	37,320	37,462	9,915	38,057	213	33,541	804
Real estate – commercial mortgage	39,569	40,326	8,712	40,836	481	40,815	865

Total	$79,408	$80,348	$19,717	$81,483	$757	$77,042	$1,743

With no related allowance recorded:
Commercial, financial, agricultural	$2,475	$5,278	$—	$2,524	$12	$2,096	$26
Real estate – construction	7,831	19,461	—	12,801	—	13,693	—
Real estate – 1-4 family mortgage	27,610	76,149	—	30,867	118	33,781	444
Real estate – commercial mortgage	66,624	140,068	—	77,127	251	79,816	1,267

Total	$104,540	$240,956	$—	$123,319	$381	$129,386	$1,737

Totals	$183,948	$321,304	$19,717	$204,802	$1,138	$206,428	$3,480

	September 30, 2010			Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(2)
With a related allowance recorded:
Commercial, financial, agricultural	$3,372	$3,372	$433	$3,566	$51	$3,703	$82
Real estate – construction	841	841	170	841	—	842	—
Real estate – 1-4 family mortgage	44,910	45,131	8,927	45,464	491	45,787	835
Real estate – commercial mortgage	34,600	35,782	6,073	35,181	363	35,231	638

Total	$83,723	$85,126	$15,603	$85,052	$905	$85,563	$1,555

With no related allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – 1-4 family mortgage	6,310	9,272	—	8,288	69	8,637	69
Real estate – commercial mortgage	702	702	—	707	7	716	25

Total	$7,012	$9,974	$—	$8,995	$76	$9,353	$94

Totals	$90,735	$95,100	$15,603	$94,047	$981	$94,916	$1,649

(1)	Includes interest income recognized using the cash-basis method of income recognition of $500 and $342, respectively.

(2)	Includes interest income recognized using the cash-basis method of income recognition of $891 and $599, respectively.

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

The following table presents restructured loans segregated by class:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2011
Commercial, financial, agricultural	1	$172	$124
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	18	19,274	17,280
Real estate – commercial mortgage	13	18,069	18,190
Installment loans to individuals	1	184	180

Total	33	$37,699	$35,774

December 31, 2010
Commercial, financial, agricultural	1	$172	$125
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	26	21,854	21,116
Real estate – commercial mortgage	11	11,080	11,193
Installment loans to individuals	1	184	181

Total	39	$33,290	$32,615

Changes in the Company’s restructured loans were as follows:

	Number of Loans	Recorded Investment
Totals at January 1, 2011	39	$32,615
Additional loans with concessions	12	17,177
Reductions due to:
Reclassified as nonperforming	(15)	(9,524)
Transfer to other real estate owned	(1)	(2,574)
Charge-offs	—	—
Principal paydowns		(1,288)
Lapse of concession period	(2)	(632)

Totals at September 30, 2011	33	$35,774

The allocated allowance for loan losses attributable to restructured loans was $5,807 and $5,138 at September 30, 2011 and December 31, 2010, respectively. The Company had $772 and $1,122 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2011 and December 31, 2010, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Certain loans acquired in connection with prior acquisitions (excluding FDIC-assisted acquisitions) exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected. The amount of such loans included in the Consolidated Balance Sheets under the line item “Loans - Not covered under loss-share agreements” at September 30, 2011 were as follows:

Real estate – 1-4 family mortgage	$1,209
Real estate – commercial mortgage	1,761

Total outstanding balance	2,970
Nonaccretable difference	(711)

Cash flows expected to be collected	2,259
Accretable yield	(85)

Fair value	$2,174

Changes in the accretable yield of these loans were as follows:

Balance at January 1, 2011	$(172)
Additions	—
Reclassifications from nonaccretable difference	(68)
Accretion	155

Balance at September 30, 2011	$(85)

The following table presents the fair value of loans covered by loss-share agreements determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at September 30, 2011:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Contractually-required principal and interest	$102,899	$345,908	$448,807
Nonaccretable difference(1)	(36,467)	(42,070)	(78,537)

Cash flows expected to be collected	66,432	303,838	370,270
Accretable yield(2)	(841)	(9,616)	(10,457)

Fair value	$65,591	$294,222	$359,813

(1)	Represents contractual principal and interest cash flows of $67,385 and $11,152, respectively, not expected to be collected.

(2)	Represents future interest payments of $6,678 expected to be collected and purchase discount of $3,779.

Changes in the accretable yield of covered loans were as follows:

	Impaired Loans	Non-impaired Loans	Total Covered Loans
Balance at January 1, 2011	$(3,626)	$(15)	$(3,641)
Additions through acquisition	—	(3,405)	(3,405)
Reclassifications from nonaccretable difference	—	(325)	(325)
Accretion	2,785	807	3,592

Balance at September 30, 2011	$(841)	$(2,938)	$(3,779)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note E – Other Real Estate and Repossessions

(In Thousands)

The following table provides details of the Company’s other real estate owned and repossessions (“OREO”) covered and not covered under a loss-share agreement:

	Covered OREO	Not Covered OREO	Total OREO
September 30, 2011
Residential real estate	$9,935	$15,650	$25,585
Commercial real estate	8,355	13,628	21,983
Residential land development	5,753	37,416	43,169
Commercial land development	19,978	5,951	25,929
Other	—	120	120

Total other real estate and repossessions	$44,021	$72,765	$116,786

December 31, 2010
Residential real estate	$12,029	15,445	27,474
Commercial real estate	8,360	18,266	26,626
Residential land development	13,280	33,172	46,452
Commercial land development	21,046	4,501	25,547
Other	—	449	449

Total other real estate owned and repossessions	$54,715	$71,833	$126,548

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2011	$54,715	$71,833	$126,548
Transfers of loans	2,314	28,965	31,279
Capitalized improvements	—	41	41
Impairments	(110)	(6,802)	(6,912)
Dispositions	(12,896)	(21,863)	(34,759)
Other	(2)	591	589

Balance at September 30, 2011	$44,021	$72,765	$116,786

OREO with a cost basis of $34,759 was sold during the nine months ended September 30, 2011, resulting in a net loss of $2,414, while OREO with a cost basis of $19,216 was sold during the nine months ended September 30, 2010, resulting in a net loss of $746.

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

Changes in the loss-share indemnification asset were as follows:

Balance at January 1, 2011	$155,657
Additions through acquisition	11,926
Realized losses in excess of initial estimates	128
Reimbursements received	(40,330)
Accretion	600

Balance at September 30, 2011	$127,981

Note G - Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$—	$—	$9	$9
Interest cost	228	248	21	23
Expected return on plan assets	(307)	(252)	—	—
Prior service cost recognized	—	5	—	—
Recognized actuarial loss	76	92	34	30
Recognized curtailment loss	—	—	—	—

Net periodic benefit (income) cost	$(3)	$93	$64	$62

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$—	$—	$27	$28
Interest cost	686	742	59	69
Expected return on plan assets	(923)	(756)	—	—
Prior service cost recognized	—	15	—	—
Recognized actuarial loss	228	278	106	89
Recognized curtailment loss	—	—	—	—

Net periodic benefit (income) cost	$(9)	$279	$192	$186

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G – Employee Benefit and Deferred Compensation Plans (continued)

In January 2011 and 2010, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2011 and 2010 for the nine month periods ended September 30, 2011 and 2010:

	2011 Grant	2010 Grant
Shares granted	170,000	138,500
Dividend yield	4.02%	4.74%
Expected volatility	36%	34%
Risk-free interest rate	1.97%	2.48%
Expected lives	6 years	6 years
Weighted average exercise price	$16.91	$14.22
Weighted average fair value	$3.93	$3.01

In addition, the Company awarded 7,500 shares of time-based restricted stock and 34,500 shares of performance-based restricted stock in January 2011. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, if at all, if the Company meets or exceeds financial performance results defined by the board of directors for the year in which the grant was made. The fair value of the restricted stock grants on the date of the grants was $16.91 per share.

During the nine months ended September 30, 2011, the Company reissued 17,956 shares from treasury in connection with the exercise of stock-based compensation. The Company recorded total stock-based compensation expense of $904 and $373 for the nine months ended September 30, 2011 and 2010, respectively.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks
	Mississippi	Tennessee	Alabama	Insurance	Other	Consolidated
Three Months Ended September 30, 2011
Net interest income	$12,034	$12,385	$6,620	$23	$1,802	$32,864
Provision for loan losses	1,766	3,181	553	—	—	5,500
Noninterest income	7,058	2,927	2,031	871	6,726	19,613
Noninterest expense	8,417	7,842	4,088	755	17,027	38,129

Income before income taxes	8,909	4,289	4,010	139	(8,499)	8,848
Income taxes	2,332	1,271	1,124	54	(2,465)	2,316

Net income (loss)	$6,577	$3,018	$2,886	$85	$(6,034)	$6,532

Nine Months Ended September 30, 2011
Net interest income	$38,202	$39,567	$20,190	$84	$(1,461)	$96,582
Provision for loan losses	4,501	8,410	3,439	—	—	16,350
Noninterest income	21,354	16,161	5,799	2,812	8,586	54,712
Noninterest expense	24,538	26,491	12,622	2,211	41,545	107,407

Income before income taxes	30,517	20,827	9,928	685	(34,420)	27,537
Income taxes	8,656	5,919	2,848	266	(9,994)	7,695

Net income (loss)	$21,861	$14,908	$7,080	$419	$(24,426)	$19,842

September 30, 2011
Total assets	$1,510,750	$1,858,763	$752,004	$9,452	$5,505	$4,136,474
Goodwill	2,265	133,316	46,515	2,783	—	184,879

Three Months Ended September 30, 2010
Net interest income	$11,841	$9,404	$5,641	$28	$203	$27,117
Provision for loan losses	2,530	6,413	2,557	—	—	11,500
Noninterest income	7,122	44,183	2,518	840	(129)	54,534
Noninterest expense	8,246	9,286	5,320	743	15,976	39,571

Income before income taxes	8,187	37,888	282	125	(15,902)	30,580
Income taxes	1,877	12,818	65	48	(3,779)	11,029

Net income (loss)	$6,310	$25,070	$217	$77	$(12,123)	$19,551

Nine Months Ended September 30, 2010
Net interest income	$37,978	$24,394	$16,344	$92	$(3,601)	$75,207
Provision for loan losses	5,268	15,610	4,287	—	—	25,165
Noninterest income	21,768	47,007	6,369	2,760	3,458	81,362
Noninterest expense	24,044	18,744	13,319	2,208	33,078	91,393

Income before income taxes	30,434	37,047	5,107	644	(33,221)	40,011
Income taxes	6,978	12,625	1,171	250	(7,967)	13,057

Net income (loss)	$23,456	$24,422	$3,936	$394	$(25,254)	$26,954

September 30, 2010
Total assets	$1,409,567	$2,043,958	$786,832	$8,810	$7,086	$4,256,253
Goodwill	2,265	133,316	46,515	2,783	—	184,879

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure and to facilitate the needs of its customers. The Company’s objectives for utilizing these derivative financial instruments are described below.

The Company utilizes interest rate contracts, including swaps, caps and/or floors, to mitigate exposure to interest rate risk and to facilitate the needs of its customers. Beginning in the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2011, the Company had notional amounts of $27,248 on interest rate contracts with corporate customers and $32,348 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. Deferred gains related to the swaps of $457 and $209 were amortized into net interest income for the nine months ended September 30, 2011 and 2010, respectively.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $66,546 and $31,685 at September 30, 2011 and December 31, 2010, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $68,311 at September 30, 2011. These mortgage loan commitments are recorded at fair value, with gains and losses arising from changes in the valuation of the commitments reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income and do not qualify for hedge accounting.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments:

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,685	Other Assets	$941
Interest rate lock commitments	Other Assets	1,794	Other Assets	316

Totals		$3,479		$1,257

Derivative liabilities:
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,973	Other Liabilities	$941
Forward commitments	Other Liabilities	839	Other Liabilities	—

Totals		$2,812		$941

Totals not designated as hedging instruments		$667		$316

The effect of the Company’s derivative financial instruments on the Consolidated Statements of Income was as follows:

	Income Statement Location	Three Months Ended September 30,
		2011	2010
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest Income on Loans	$203	$—
Interest rate lock commitments	Gains on Sales of Mortgage Loans Held for Sale	1,324	30
Forward commitments	Gains on Sales of Mortgage Loans Held for Sale	(808)	—

Total		$719	$30

	Income Statement Location	Nine Months Ended September 30,
		2011	2010
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest Income on Loans	$—	$552
Interest rate contracts	Interest Expense on Borrowings	—	225

Total		$—	$327

Derivatives not designated as hedging instruments:
Interest rate contracts	Interest Income on Loans	$363	$—
Interest rate lock commitments	Gains on Sales of Mortgage Loans Held for Sale	1,478	135
Forward commitments	Gains on Sales of Mortgage Loans Held for Sale	(839)	—

Total		$1,002	$135

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

Derivative instruments: Interest rate contracts, including swaps, caps and/or floors, are extensively traded in over-the-counter markets at prices based upon projections of future cash payments/receipts discounted at market rates. The fair value of the Company’s interest rate contracts is determined based upon discounted cash flows. The fair values of the Company’s interest rate lock commitments to fund fixed-rate residential mortgage loans and forward commitments to sell residential mortgage loans to secondary market investors are based on readily available quoted market prices.

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary through September 30, 2011 or for the year ended December 31, 2010.

Other real estate owned: OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO covered under loss-share agreements were recorded at their fair value upon their acquisition date. OREO not covered under loss-share agreements acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
September 30, 2011
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$34,933	$—	$34,933
Mortgage-backed securities	—	408,595	—	408,595
Trust preferred securities	—	—	9,986	9,986
Other equity securities	—	—	14,491	14,491

Total securities available for sale	—	443,528	24,477	468,005
Derivative instruments:
Interest rate contracts	—	1,685	—	1,685
Interest rate lock commitments	—	1,794	—	1,794

Total derivative instruments	—	3,479	—	3,479

Total financial assets	$—	$447,007	$24,477	$471,484

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$1,973	$—	$1,973
Forward commitments	—	839	—	839

Total derivative instruments	—	2,812	—	2,812

Total financial liabilities	$—	$2,812	$—	$2,812

December 31, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$72,752	$—	$72,752
Mortgage-backed securities	—	496,510	—	496,510
Trust preferred securities	—	3,150	1,433	4,583
Other equity securities	—	—	29,841	29,841

Total securities available for sale	—	572,412	31,274	603,686
Derivative instruments:
Interest rate contracts	—	941	—	941
Interest rate lock commitments	—	316	—	316

Total derivative instruments	—	1,257	—	1,257

Total financial assets	$—	$573,669	$31,274	$604,943

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$941	$—	$941

Total derivative instruments	—	941	—	941

Total financial liabilities	$—	$941	$—	$941

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2011:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2011	$1,433	$29,841	$31,274
Transfers in and/or out of Level 3	—	(12,453)	(12,453)
Realized gains (losses) included in net income	(256)	23	(233)
Unrealized gains (losses) included in other comprehensive income	7,595	(77)	7,518
Additions through acquisition	—	1,194	1,194
Capitalization of interest	1,214	—	1,214
Settlements	—	(4,037)	(4,037)

Balance at September 30, 2011	$9,986	$14,491	$24,477

The following table presents assets measured at fair value on a nonrecurring basis that were still held in the Consolidated Balance Sheets at those respective dates:

	Level 1	Level 2	Level 3	Totals
September 30, 2011
Impaired loans	$—	$—	$79,408	$79,408
Other real estate owned:
Covered under loss-share agreements	—	—	1,875	1,875
Not covered under loss-share agreements	—	—	15,239	15,239

Total other real estate owned	—	—	17,114	17,114

December 31, 2010
Impaired loans	$—	$—	$78,954	$78,954
Other real estate owned:
Not covered under loss-share agreements	—	—	15,150	15,150

Impaired loans not covered under loss-share agreements with a carrying value of $79,408 and $78,954 had an allocated allowance for loan losses of $19,717 and $17,529 at September 30, 2011 and December 31, 2010, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

OREO covered under loss-share agreements with a carrying amount of $1,985 was written down to $1,875, resulting in a loss of $110, of which $22 was included in the results of operations for the nine months ended September 30, 2011. The remainder of $88 increased the FDIC loss-share indemnification asset. OREO covered under loss-share agreements were recorded at their fair value upon the acquisition date of July 23, 2010, and no fair value adjustments were necessary through December 31, 2010.

OREO not covered under loss-share agreements with a carrying amount of $21,826 was written down to $15,239, resulting in a loss of $6,587, which was included in the results of operations for the nine months ended September 30, 2011. OREO with a carrying amount of $18,816 was written down to $15,150, resulting in a loss of $3,666, which was included in the results of operations for the year ended December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$235,317	$235,317	$292,669	$292,669
Securities held to maturity	250,876	262,342	230,786	228,157
Securities available for sale	468,005	468,005	603,686	603,686
Mortgage loans held for sale	24,739	24,739	27,704	27,704
Loans covered under loss-share agreements	359,813	362,866	333,681	334,096
Loans not covered under loss-share agreements	2,156,423	2,183,086	2,145,494	2,123,169
FDIC loss-share indemnification asset	127,981	127,981	155,657	155,657
Derivative instruments	3,479	3,479	1,257	1,257

Financial liabilities
Deposits	3,342,355	3,352,236	3,468,151	3,468,574
Short-term borrowings	17,388	17,388	15,386	15,386
Federal Home Loan Bank advances	119,370	130,356	175,119	181,909
Junior subordinated debentures	75,811	28,237	75,931	25,073
TLGP Senior Note	50,000	50,834	50,000	50,361
Derivative instruments	2,812	2,812	941	941

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

Federal Home Loan Bank advances: The fair value for Federal Home Loan Bank (“FHLB”) advances is determined by discounting the future cash flows using the current market rate.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income

(In Thousands)

The components of other comprehensive income were as follows:

	Three Months Ended September 30,
	2011	2010
Net income	$6,532	$19,551
Other comprehensive income:
Unrealized holding gains on securities, net of tax expense of $4,932 and $3,356	7,963	5,418
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $4,013	—	(6,478)
Reclassification adjustment for gains realized in net income, net of tax expense of $2,002 and $840	(3,234)	(1,355)

Net change in unrealized losses on securities	4,729	(2,415)
Reclassification adjustment on derivative instruments for gains realized in net income, net of tax expense of $59 and $59	(95)	(95)
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $42 and $49	69	79

Other comprehensive income (loss)	4,703	(2,431)

Comprehensive income	$11,235	$17,120

	Nine Months Ended September 30,
	2011	2010
Net income	$19,842	$26,954
Other comprehensive income:
Unrealized holding gains on securities, net of tax expense of $14,009 and $5,498	22,618	8,876
Non-credit related portion of other-than-temporary impairment on securities, net of tax benefit of $5,807 and $4,465	(9,376)	(7,208)
Reclassification adjustment for gains realized in net income, net of tax expense of $2,150 and $1,798	(3,472)	(2,902)

Net change in unrealized gains (losses) on securities	9,770	(1,234)
Unrealized holding gains on derivative instruments, net of tax expense of $98	—	158
Reclassification adjustment for gains realized in net income, net of tax expense of $175 and $80	(282)	(129)

Net change in unrealized gains on derivative instruments	(282)	29
Net change in defined benefit pension and post-retirement benefit plans, net of tax expense of $127 and $146	206	236

Other comprehensive income (loss)	9,694	(969)

Comprehensive income	$29,536	$25,985

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows:

	September 30, 2011	September 30, 2010
Net unrealized gains on securities	$7,826	$3,911
Net non-credit related portion of other-than-temporary impairment on securities	(9,376)	(7,208)
Net unrealized gains on derivative instruments	531	908
Net unrecognized defined benefit pension and post-retirement benefit plans obligations	(5,728)	(6,036)

Total accumulated other comprehensive loss	$(6,747)	$(8,425)

Note L – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share were as follows:

	Three Months Ended September 30,
	2011	2010
Basic
Net income applicable to common stock	$6,532	$19,551
Average common shares outstanding	25,061,068	24,098,629
Net income per common share - basic	$0.26	$0.81

Diluted
Net income applicable to common stock	$6,532	$19,551
Average common shares outstanding	25,061,068	24,098,629
Effect of dilutive stock-based compensation	119,855	110,013

Average common shares outstanding - diluted	25,180,923	24,208,642
Net income per common share - diluted	$0.26	$0.81

	Nine Months Ended September 30,
	2011	2010
Basic
Net income applicable to common stock	$19,842	$26,954
Average common shares outstanding	25,057,458	22,101,234
Net income per common share - basic	$0.79	$1.22

Diluted
Net income applicable to common stock	$19,842	$26,954
Average common shares outstanding	25,057,458	22,101,234
Effect of dilutive stock-based compensation	128,719	129,043

Average common shares outstanding - diluted	25,186,177	22,230,277
Net income per common share - diluted	$0.79	$1.21

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the Company’s ability to efficiently integrate its acquisitions of Crescent Bank & Trust Company, American Trust Bank and the trust department of RBC Bank (USA) (each of which are described below) into its operations, retain the customers of these businesses and grow the acquired operations; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationship; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

Renasant Corporation owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and central Alabama and north Georgia.

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust department of RBC Bank (USA), which services clients in Alabama and Georgia. The transition from RBC Bank (USA) to Renasant for client accounts and personnel was completed on September 1, 2011. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680,000 in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and Renasant Bank acquired all of the ownership interests in the subsidiary. In connection with the acquisition, the Company recognized a gain of $570. Acquisition costs related to the transaction of $326 were recognized in noninterest expense for the three and nine months ended September 30, 2011.

On February 4, 2011, the Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for American Trust. American Trust operated, and the Bank acquired and retained, 3 branches in the northwest region of Georgia. The Bank acquired assets with a fair value of $247,505, including loans with a fair value of $74,399, and assumed liabilities with a fair value of $238,731, including deposits with a fair value of $223,007. At the acquisition date, approximately $73,657 of acquired loans were covered by loss-share agreements between the FDIC and the Bank. The acquisition of American Trust resulted in a pre-tax gain of $8,774. For more information regarding this transaction, please refer to Note B, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements.”

On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Crescent operated, and the Bank acquired and retained, 11 branches in the northwest region of Georgia. The Bank acquired assets with a fair value of $959,307, including loans with a fair value of $371,100, and assumed liabilities with a fair value of $917,096, including deposits with a fair value of $890,103. At the acquisition date, approximately $361,472 of acquired loans and $50,168 of other real estate owned were covered by loss-share agreements between the FDIC and the Bank. For more information regarding this transaction, please refer to Note B, “FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust,” in the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

The Company’s total assets were $4,136,474 at September 30, 2011 as compared to $4,297,327 on December 31, 2010.

Cash and cash equivalents decreased to $235,317 at September 30, 2011 from $292,669 at December 31, 2010. Cash and cash equivalents represented 5.69% of total assets at September 30, 2011 compared to 6.81% of total assets at December 31, 2010.

Investments

The following table shows the carrying value of our securities portfolio by investment type, and the percentage of such investment type relative to the entire securities portfolio, for the periods presented:

	September 30, 2011	Percentage of Portfolio	December 31, 2010	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$63,151	8.78%	$97,455	11.68%
Mortgage-backed securities	408,595	56.84	496,510	59.50
Obligations of states and political subdivisions	222,658	30.97	206,083	24.70
Trust preferred securities	9,986	1.39	4,583	0.54
Other equity securities	14,491	2.02	29,841	3.58

Total investments	$718,881	100.00%	$834,472	100.00%

During the first nine months of 2011, we purchased $147,201 in investment securities. The purchases were primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”), which in the aggregate made up approximately 39.09% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for approximately 31.39% and 29.52%, respectively, of the remainder of the securities purchased in the first nine months of 2011. The carrying value of securities sold during the first nine months of 2011 totaled $94,023, consisting of mortgage-backed securities and municipal securities. Maturities and calls of securities during the first nine months of 2011 totaled $178,047. At September 30, 2011, unrealized losses of $20,471 were recorded on investment securities with a carrying value of $24,051.

Loans

The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to the entire portfolio, as of the dates presented:

	September 30, 2011	Percentage of Total Loans	December 31, 2010	Percentage of Total Loans
Commercial, financial, agricultural	$267,146	10.42%	$265,276	10.51%
Lease financing	350	0.01	503	0.02
Real estate – construction	86,501	3.37	82,361	3.26
Real estate – 1-4 family mortgage	827,099	32.25	872,382	34.56
Real estate – commercial mortgage	1,321,407	51.52	1,239,843	49.11
Installment loans to individuals	62,265	2.43	64,225	2.54

Total loans, net of unearned income	$2,564,768	100.00%	$2,524,590	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2011, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

At September 30, 2011, loans increased $40,178 from December 31, 2010 which is primarily a result of the acquisition of American Trust. The loans acquired in the American Trust acquisition were, for the most part, covered under loss-share agreements with the FDIC. For loans covered under the loss-share agreements (referred to as “covered loans” or “loans covered under loss-share agreements”), the FDIC will reimburse the Bank 80% of the losses incurred on these loans.

The following table provides a breakdown of loans covered and not covered under a loss-share agreement as of the dates presented:

	September 30, 2011			December 31, 2011
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$19,196	$247,950	$267,146	$20,921	$244,355	$265,276
Lease financing	—	350	350	—	503	503
Real estate – construction:
Residential	3,946	29,669	33,615	6,476	31,143	37,619
Commercial	6,865	42,090	48,955	9,087	30,638	39,725
Condominiums	—	3,931	3,931	—	5,017	5,017

Total real estate – construction	10,811	75,690	86,501	15,563	66,798	82,361
Real estate – 1-4 family mortgage:
Primary	22,269	340,990	363,259	19,786	343,712	363,498
Home equity	24,506	165,182	189,688	21,454	161,973	183,427
Rental/investment	45,475	133,797	179,272	51,065	148,308	199,373
Land development	21,978	72,902	94,880	30,214	95,870	126,084

Total real estate – 1-4 family mortgage	114,228	712,871	827,099	122,519	749,863	872,382
Real estate – commercial mortgage:
Owner-occupied	108,551	525,675	634,226	71,455	522,288	593,743
Non-owner occupied	48,088	470,282	518,370	24,863	432,872	457,735
Land development	58,731	110,080	168,811	78,254	110,111	188,365

Total real estate – commercial mortgage	215,370	1,106,037	1,321,407	174,572	1,065,271	1,239,843
Installment loans to individuals	208	62,057	62,265	106	64,119	64,225

Total loans, net of unearned income	$359,813	$2,204,955	$2,564,768	$333,681	$2,190,909	$2,524,590

During the first nine months of 2011, loans in our Alabama markets increased $25,969, while loans in our Mississippi and Tennessee markets decreased $1,452 and $40,242, respectively, from December 31, 2010. Loans in our Georgia markets increased $55,903 at September 30, 2011 since December 31, 2010 due primarily to the American Trust acquisition.

Mortgage loans held for sale were $24,739 at September 30, 2011 compared to $27,704 at December 31, 2010. Originations of mortgage loans to be sold totaled $293,974 for the first nine months of 2011 as compared to $366,241 for the same period in 2010. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of mortgage loans in the secondary market.

Deposits

The Company relies on deposits as its major source of funds. Total deposits were $3,342,355 at September 30, 2011 compared to $3,468,151 at December 31, 2010. Noninterest-bearing deposits were $493,130 at September 30, 2011 compared to $368,798 at December 31, 2010, while interest-bearing deposits were $2,849,225 at September 30, 2011 compared to $3,099,353 at December 31, 2010. The acquisition of American Trust increased noninterest-bearing and interest-bearing deposits by $9,766 and $11,793, respectively, at September 30, 2011 compared to December 31, 2010. Deposits in our Alabama, Tennessee and Mississippi markets decreased $41,422, $49,856 and $90,742, respectively, during the first nine months of 2011. Deposits in our Georgia markets increased $56,224 at September 30, 2011 since December 31, 2010 due to the American Trust acquisition.

Borrowed Funds

Total borrowings, which include federal funds purchased, treasury, tax and loan notes, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), debt guaranteed by the FDIC under its Temporary Liquidity Guarantee Program and junior subordinated debentures, were $262,569 at September 30, 2011 compared to $316,436 at December 31, 2010. FHLB advances were $119,370 at September 30, 2011 compared to $175,119 at December 31, 2010. The Company assumed $15,020 in long-term FHLB advances in connection with the American Trust acquisition, all of which were repaid during the first quarter of 2011. The Company repaid $50,000 of long-term FHLB borrowings during the first quarter of 2011 and incurred prepayment penalties of $1,903.

Results of Operations

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Net income for the three month period ended September 30, 2011 was $6,532, which represents a decrease of $13,019, or 66.59%, from net income of $19,551 for the three month period ended September 30, 2010. Basic and diluted earnings per share decreased $0.55 to $0.26 for the three month period ended September 30, 2011 as compared to $0.81 for the prior year. Net income for the three month period ended September 30, 2010 included a one-time gain of $42,211 recorded in connection with the acquisition of Crescent.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income increased 21.19% to $32,864 for the third quarter of 2011 compared to $27,117 for the same period in 2010. Net interest margin, the tax equivalent net yield on earning assets, increased to 3.92% for the third quarter of 2011 from 3.12% for the same period in 2010. Net interest margin and net interest income are influenced by several factors, primarily changes in interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,577,539	$35,227	5.42%	$2,533,567	$36,354	5.66%
Securities:
Taxable(2)	581,390	4,842	3.30	559,817	5,506	3.93
Tax-exempt	215,567	3,299	6.07	169,972	2,642	6.20
Interest-bearing balances with banks	103,558	64	0.24	336,677	268	0.32

Total interest-earning assets	3,478,054	43,432	4.96	3,600,033	44,770	4.92

Cash and due from banks	66,011			51,121
Intangible assets	191,574			192,447
FDIC loss-share indemnification asset	146,151			116,619
Other assets	261,061			286,346

Total assets	$4,142,851			$4,246,566

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,285,793	$1,594	0.49	$1,142,796	$3,123	1.08
Savings deposits	211,421	180	0.34	164,451	320	0.77
Time deposits	1,383,034	4,973	1.43	1,622,491	9,042	2.21

Total interest-bearing deposits	2,880,248	6,747	0.93	2,929,738	12,485	1.69
Borrowed funds	259,387	2,319	3.55	438,047	3,831	3.53

Total interest-bearing liabilities	3,139,635	9,066	1.15	3,367,785	16,316	1.93

Noninterest-bearing deposits	480,699			351,449
Other liabilities	39,396			61,223
Shareholders’ equity	483,121			466,109

Total liabilities and shareholders’ equity	$4,142,851			$4,246,566

Net interest income/net interest margin		$34,366	3.92%		$28,454	3.12%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans and securities are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Interest income, on a tax equivalent basis, was $43,432 for the third quarter of 2011 compared to $44,770 for the same period in 2010. The decrease in interest income was driven primarily by a decrease in the average balance of interest-earning assets offset by a slight increase in the yield on interest-earning assets. The tax equivalent yield on interest-earning assets increased 4 basis points in the third quarter of 2011 compared to the third quarter of 2010. The change in the mix of interest-earning assets from lower yielding interest-bearing cash balances to higher yielding loans further contributed to the increase in tax equivalent yield.

The following table presents the percentage of total average earning assets, by type and yield, for the three months ended September 30 for each of the years presented:

	Percentage of Total		Yield
	2011	2010	2011	2010
Loans	74.11%	70.43%	5.42%	5.66%
Securities	22.91	20.23	4.05	4.46
Other	2.98	9.34	0.24	0.32

Total earning assets	100.00%	100.00%	4.96%	4.92%

Interest expense was $9,066 for the third quarter of 2011, a decrease of $7,250, or 44.44%, as compared to the same period in 2010. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 1.15% for the third quarter of 2011 as compared to 1.93% for the same period in 2010.

The following table presents the Company’s funding sources by type and cost for the three months ended September 30 for each of the years presented:

	Percentage of Total		Cost of Funds
	2011	2010	2011	2010
Noninterest-bearing demand	13.28%	9.45%	—%	—%
Interest-bearing demand	35.52	30.73	0.49	1.08
Savings	5.84	4.42	0.34	0.77
Time deposits	38.20	43.62	1.43	2.21
Federal Home Loan Bank advances	3.31	7.91	4.02	3.69
Other borrowed funds	3.85	3.87	3.13	3.20

Total deposits and borrowed funds	100.00%	100.00%	0.99%	1.75%

Noninterest Income

Noninterest income was $19,613 for the three months ended September 30, 2011, a decrease of $34,921 as compared to 2010. The gain in 2010 on the acquisition of Crescent is the primary factor in the decrease in noninterest income for the third quarter of 2011 compared to the same period in 2010.

Charges for deposit services, the primary contributor to noninterest income, were $4,797 and $5,771 for the third quarter of 2011 and 2010, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,229 for the three month period ended September 30, 2011 compared to $5,196 for the same period in 2010.

Fees and commissions (which includes fees charged for both deposit services and loan services) increased 34.04% to $4,898 during the third quarter of 2011 as compared to $3,654 for the third quarter of 2010. Fees charged on loans include origination, underwriting, documentation and other administrative fees. Loan fees were $2,190 during the third quarter of 2011 as compared to $1,587 for the third quarter of 2010. With respect to fees related to deposit services, interchange fees on debit card transactions continue to be a strong source of noninterest income. For the third quarter of 2011, fees associated with debit card usage were $1,824, an increase of 46.62% as compared to $1,244 for the same period of 2010. The Durbin Debit Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which went into effect October 1, 2011, places restrictions on the rates charged for interchange fees on debit card transactions. Management believes these restrictions could have an adverse impact on these interchange fees, but is unable at this time to predict the extent or timing of such impact. The Company also provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Revenues generated from the sale of all of these products, which are included in the Consolidated Statements of Income in the account line “Fees and commissions,” were $374 for the third quarter of 2011 compared to $334 for the same period of 2010.

The trust department operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The trust department manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Trust revenue was $771 for the third quarter of 2011 compared to $562 for the same period in 2010. The market value of trust assets under management was $1,014,099 and $445,447 at September 30, 2011 and 2010, respectively. The increases in trust revenue and the market value of trust assets under management during the third quarter of 2011 are primarily attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA).

Gains on sales of securities for the three months ended September 30, 2011 were $5,041, resulting from the sale of approximately $81,006 in mortgage-backed securities, compared to gains on sales of securities for the three months ended September 30, 2010 of $1,906, resulting from the sale of approximately $36,274 in securities. The Company did not record any other-than-temporary-impairment losses on securities for the three months ended September 30, 2011. For the three months ended September 30, 2010, the Company recognized net other-than-temporary-impairment losses of $2,915 related to investments in pooled trust preferred securities.

Gains on the sale of mortgage loans held for sale for the third quarter of 2011 were $1,371, a decrease of 22.72% from the third quarter of 2010. The decrease in gains on the sale of mortgage loans is attributable to higher volumes of loans sold during 2010 compared to 2011. Originations of mortgage loans to be sold totaled $108,322 for the third quarter of 2011 as compared to $151,856 for the same period in 2010.

Noninterest Expense

Noninterest Expense to Average Assets
2011	2010
3.65%	3.70%

Noninterest expense was $38,129 and $39,571 for the third quarter of 2011 and 2010, respectively, a decrease of $1,442, or 3.64%.

On July 1, the Company announced its entrance into the Montgomery, Alabama banking market. On July 26, the Company announced its entrance into the Golden Triangle market of Starkville, Mississippi, which is home to Mississippi State University. On August 23, the Company announced its entrance into the Alabama market of Tuscaloosa, home of the University of Alabama. Expenses related to the operations of these locations, as well as those attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA), totaled $424 for the third quarter of 2011 and are reflected in the discussion below.

Salaries and employee benefits increased $799, or 4.79%, to $17,493 during the third quarter of 2011 as compared to $16,694 for the third quarter of 2010. The operations of American Trust increased salaries and employee benefits $346 during the third quarter of 2011.

Data processing costs increased $224 to $1,927 for the third quarter of 2011 as compared to the third quarter of 2010. The increase in data processing costs is reflective of increased loan and deposit processing from growth in the number of loans and deposits resulting from the Crescent and American Trust conversions, which occurred in the first and second quarters of 2011, respectively.

Net occupancy and equipment expense for the third quarter of 2011 was $3,434, up $163 from the third quarter of 2010. This increase is attributable to occupancy costs associated with the operations of the Company’s recent banking expansions over the past twelve months partially offset by lower depreciation expense.

Expenses related to other real estate owned for the third quarter of 2011 were $6,336, an increase of $1,701 compared to the same period in 2010. Expenses on other real estate owned include write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $5,200 and $3,318 for the three months ended September 30, 2011 and 2010, respectively. Other real estate owned with a cost basis of $9,525 was sold during the three months ended September 30, 2011, resulting in a net loss of $578.

Professional fees include fees for legal and accounting services as well as fees we pay our directors. Professional fees were $1,004 and $913 for the third quarter of 2011 and 2010, respectively. The higher levels of professional fees are attributable to legal fees associated with loan workouts and foreclosure proceedings.

Advertising and public relations expense was $1,305 for the third quarter of 2011 compared to $1,159 for the third quarter of 2010. This increase is attributable to advertising and marketing costs associated with our expansion into new markets.

Amortization of intangible assets decreased $154 to $351 for the third quarter of 2011 compared to $505 for the third quarter of 2010. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one to fifteen years.

Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $1,185 for the third quarter of 2011 as compared to $1,218 for the third quarter of 2010.

Other noninterest expense was $4,768 and $4,733 for the third quarter of 2011 and 2010, respectively.

Efficiency Ratio
2011	2010
70.64%	47.68%

The efficiency ratio, shown above for the third quarter for each year, is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. The efficiency ratio for the third quarter of 2010 includes the $42,211 gain associated with the Crescent acquisition. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for the third quarter of 2011 was $2,316 as compared to $11,029 for the third quarter of 2010. The effective tax rates for those periods were 26.18% and 36.06%, respectively. The higher effective tax rate for the third quarter of 2010 as compared to the same period in 2011 was attributable to higher levels of taxable income as a result of the Crescent acquisition.

Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Net income for the nine month period ended September 30, 2011 was $19,842, a decrease of $7,112, or 26.39%, from net income of $26,954 for the same period in 2010. Basic and diluted earnings per share were $0.79 for the nine month period ended September 30, 2011, as compared to basic earnings per share of $1.22 and diluted earnings per share of $1.21 for the comparable period in 2010.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,574,516	$107,635	5.59%	$2,400,482	$100,926	5.65%
Securities:
Taxable(2)	629,704	16,001	3.39	567,198	16,792	3.95
Tax-exempt	217,406	10,025	6.15	153,716	7,178	6.24
Interest-bearing balances with banks	195,296	433	0.30	189,771	364	0.26

Total interest-earning assets	3,616,922	134,094	4.95	3,311,167	125,260	5.08

Cash and due from banks	70,567			52,558
Intangible assets	191,542			192,391
FDIC loss-share indemnification asset	152,473			39,300
Other assets	252,959			234,739

Total assets	$4,284,463			$3,830,155

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,357,968	$7,668	0.75	$1,037,839	$8,985	1.16
Savings	210,004	620	0.39	140,685	757	0.72
Time deposits	1,464,901	17,317	1.58	1,373,543	23,522	2.32

Total interest-bearing deposits	3,032,873	25,605	1.13	2,552,064	33,264	1.76
Borrowed funds	270,103	7,321	3.62	478,620	13,051	3.64

Total interest-bearing liabilities	3,302,976	32,926	1.33	3,030,684	46,315	2.06
Noninterest-bearing deposits	475,009			325,890
Other liabilities	29,770			46,481
Shareholders’ equity	476,708			427,100

Total liabilities and shareholders’ equity	$4,284,463			$3,830,155

Net interest income/net interest margin		$101,168	3.74%		$78,945	3.20%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government Agency securities are tax-free in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing loans and securities are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax-equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Net Interest Income

Net interest income increased 28.42% to $96,582 for the first nine months of 2011 compared to $75,207 for the same period in 2010. On a tax equivalent basis, net interest margin for the nine month period ending September 30, 2011 was 3.74% compared to 3.20% for the same period in 2010.

Interest income, on a tax equivalent basis, increased 7.05% to $134,094 for the first nine months of 2011 from $125,260 for the same period in 2010. The increase in interest income was driven primarily by an increase in the average balance of interest-earning assets from the FDIC-assisted acquisitions offset by a decline in the yield on interest-earning assets. The average balance of interest-earning assets increased $305,755 for the nine months ended September 30, 2011 as compared to the same period in 2010. The tax equivalent yield on earning assets decreased 13 basis points to 4.95% for the first nine months of 2011 compared to 5.08% for the same period in 2010. The tax equivalent yield on the investment portfolio was 4.10% for the first nine months of 2011, down 34 basis points from 4.44% in the corresponding period in 2010. The decline in yield on the investment portfolio was a result of the call or maturity of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds. These rates were lower due to a generally lower interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the nine months ended September 30 for each of the years presented:

	Percentage of Total		Yield
	2011	2010	2011	2010
Loans	71.18%	72.50%	5.59%	5.65%
Securities	23.42	21.77	4.10	4.44
Other	5.40	5.73	0.30	0.26

Total earning assets	100.00%	100.00%	4.95%	5.08%

Interest expense decreased 28.91% to $32,926 for the nine months ended September 30, 2011 as compared to $46,315 for the same period in 2010. This decrease primarily resulted from reductions in the cost of deposits and in the volume of borrowed funds. The average balance of interest-bearing deposits, which had an average cost of 1.13%, increased $480,809 to $3,032,873 for the nine months ended September 30, 2011 as compared to $2,552,064, with an average cost of 1.76%, for the same period in 2010. The increase in the average balance of interest-bearing deposits is primarily attributable to the FDIC-assisted acquisitions. The average balance of borrowed funds decreased $208,517 for the nine months ended September 30, 2011 as compared to the same period in 2010. Overall, the cost of interest-bearing liabilities decreased 73 basis points to 1.33% for the first nine months of 2011 compared to 2.06% for the same period in 2010.

The following table presents the Company’s funding sources by type and cost for the nine months ended September 30 for each of the years presented:

	Percentage of Total		Cost of Funds
	2011	2010	2011	2010
Noninterest-bearing demand	12.57%	9.71%	—%	—%
Interest-bearing demand	35.94	30.92	0.75	1.16
Savings	5.56	4.19	0.39	0.72
Time deposits	38.78	40.92	1.58	2.32
Federal Home Loan Bank advances	3.46	9.93	4.09	3.66
Other borrowed funds	3.69	4.33	3.17	3.60

Total deposits and borrowed funds	100.00%	100.00%	1.16%	1.86%

Noninterest Income

Noninterest income was $54,712 for the nine month period ended September 30, 2011 compared to $81,362 for the same period in 2010, a decrease of $26,650, or 32.75%. The acquisition of American Trust resulted in a bargain purchase gain of $8,774 which is reflected in the noninterest income for nine months ended September 30, 2011, while the acquisition of Crescent resulted in a bargain purchase gain of $42,211 which is reflected in the noninterest income for the nine months ended September 30, 2010.

Service charges on deposits were $14,759 and $16,222 for the first nine months of 2011 and 2010, respectively. Overdraft fees were $13,068 for the nine month period ended September 30, 2011 compared to $14,581 for the same period in 2010.

Fees and commissions were $13,584 for the nine month period ended September 30, 2011 compared to $10,784 for the same period in 2010. Fees charged for loan services were $5,530 for the first nine months of 2011 compared to $4,261 for the same period in 2010. For the first nine months of 2011, fees associated with debit card usage were $5,375, up 23.98% from $4,335 for the same period in 2010. Revenues generated from the sale of all specialized products by the Financial Services division totaled $1,308 for the first nine months of 2011 compared to $957 for the same period of 2010. Revenue generated by the trust department for managing accounts was $2,034 for the first nine months of 2011 as compared to $1,778 for the same period in 2010.

Income earned on insurance products was $2,462 and $2,492 for the nine months ended September 30, 2011 and 2010, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $345 and $264 for the nine months ended September 30, 2011 and 2010, respectively.

Gains on sales of securities available for sale for the nine months ended September 30, 2011 were $5,057, resulting from the sale of approximately $94,023 in securities, compared to gains on sales of securities available for sale for the nine months ended September 30, 2010 of $3,955, resulting from the sale of approximately $125,969 in securities. The Company recognized other-than-temporary-impairment losses of $262 and $3,075 related to investments in pooled trust preferred securities for the nine months ended September 30, 2011 and 2010, respectively.

Gains from sales of mortgage loans held for sale were $3,471 for the nine months ended September 30, 2011 compared to $4,097 for the same period in 2010.

Noninterest Expense

Noninterest expense was $107,407 for the nine month period ended September 30, 2011 compared to $91,393 for the same period in 2010, an increase of $16,014, or 17.52%. The additional expense from the operations of the FDIC-assisted acquisitions is the primary reason for the increase in total noninterest expenses, and the components thereof, during the first nine months of 2011 compared to the same period in 2010.

Salaries and employee benefits for the nine month period ended September 30, 2011 were $49,903 compared to $42,943 for the same period in 2010.

Data processing costs for the nine month period ended September 30, 2011 were $5,372, an increase of $663 compared to $4,709 for the same period in 2010. Data processing costs for the nine months ended September 30, 2011 include expenses associated with increased loans and deposits processing associated with the Crescent and American Trust acquisitions.

Net occupancy and equipment expense for the nine month period ended September 30, 2011 increased $902 to $10,030 over the comparable period for the prior year.

Expenses related to other real estate owned for the first nine months of 2011 were $11,969 compared to $6,330 for the same period in 2010. Expenses on other real estate owned include write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $6,824 and $3,318 for the nine months ended September 30, 2011 and 2010, respectively. Other real estate owned with a cost basis of $34,759 was sold during the nine months ended September 30, 2011, resulting in a net loss of $2,414. In comparison, other real estate owned with a cost basis of $19,216 was sold during the nine months ended September 30, 2010, resulting in a net loss of $746.

Advertising and public relations expense was $3,737 for the nine months ended September 30, 2011 compared to $3,027 for the same period in 2010.

Amortization of intangible assets was $1,376 for the nine months ended September 30, 2011 compared to $1,451 for the nine months ended September 30, 2010.

Communication expense was $4,024 for the nine months ended September 30, 2011 compared to $3,351 for the same period in 2010.

Total noninterest expenses for the first nine months of 2011 included $1,651 of acquisition-related expenses associated with the American Trust and RBC Bank (USA) trust division acquisitions and a prepayment penalty totaling $1,903 associated with the payoff of $50,000 of FHLB advances. In comparison, total noninterest expenses for the first nine months of 2010 included $1,955 of acquisition-related expenses associated with the Crescent acquisition and a prepayment penalty totaling $2,785 associated with the payoff of $148,000 of FHLB advances.

Noninterest expense as a percentage of average assets was 3.35% for the nine month period ended September 30, 2011 and 3.19% for the comparable period in 2010. The net overhead ratio was 1.79% and 0.38% for the first nine months of 2011 and 2010, respectively. Our efficiency ratio increased to 68.90% for the nine month period ended September 30, 2011 compared to 57.01% for the same period of 2010. The Company’s lower net overhead ratio and efficiency ratio primarily resulted from increases in noninterest income resulting from the $42,211 gain associated with the Crescent acquisition.

Income Taxes

Income tax expense was $7,695 for the nine month period ended September 30, 2011 compared to $13,057 for the same period in 2010. The effective tax rates for the nine month periods ended September 30, 2011 and 2010 were 27.94% and 32.63%, respectively. The higher effective tax rate for the nine months ended September 30, 2010 as compared to the same period in 2011 was attributable to higher levels of taxable income as a result of the Crescent acquisition.

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

Loans acquired in the Crescent and American Trust acquisitions were recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. Because the fair value measurement incorporates an estimate of losses on acquired loans, these loans were excluded from the calculation of the allowance for loan losses and no provision for loan losses was recorded for these loans during the nine months ended September 30, 2011 or for the period from the acquisition date of these loans to December 31, 2010. The Company will continue to monitor future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses.

The table below reflects the activity in the allowance for loan losses, in thousands, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$47,571	$41,146	$45,415	$39,145
Provision for loan losses	5,500	11,500	16,350	25,165
Charge-offs
Commercial, financial, agricultural	210	567	1,494	810
Lease financing	—	—	—	—
Real estate – construction	—	388	798	3,806
Real estate – 1-4 family mortgage	3,281	5,727	9,896	11,182
Real estate – commercial mortgage	1,372	1,243	2,746	4,044
Installment loans to individuals	105	45	194	239

Total charge-offs	4,968	7,970	15,128	20,081
Recoveries
Commercial, financial, agricultural	61	101	239	140
Lease financing	—	—	—	—
Real estate – construction	18	—	49	37
Real estate – 1-4 family mortgage	245	295	582	609
Real estate – commercial mortgage	17	39	886	50
Installment loans to individuals	88	21	139	67

Total recoveries	429	456	1,895	903

Net charge-offs	4,539	7,514	13,233	19,178

Balance at end of period	$48,532	$45,132	$48,532	$45,132

Net charge-offs to average loans (annualized)	0.70%	1.18%	0.69%	1.07%
Allowance for loan losses to:
Loans			2.20%	2.02%
Nonperforming loans			98.97%	68.80%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Real estate – construction:
Residential	$(22)	$388	$749	$1,034
Commercial	4	—	—	—
Condominiums	—	—	—	2,735

Total real estate – construction	(18)	388	749	3,769
Real estate – 1-4 family mortgage:
Primary	237	734	1,091	2,367
Home equity	681	581	1,588	1,320
Rental/investment	1,096	441	2,393	1,205
Land development	1,022	3,676	4,242	5,681

Total real estate – 1-4 family mortgage	3,036	5,432	9,314	10,573
Real estate – commercial mortgage:
Owner-occupied	663	566	1,270	1,817
Non-owner occupied	436	118	(282)	1,607
Land development	256	520	872	570

Total real estate – commercial mortgage	1,355	1,204	1,860	3,994

Total net-charge-offs of loans secured by real estate	$4,373	$7,024	$11,923	$18,336

The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2011	December 31, 2010
Specific reserves for impaired loans	$19,717	$17,529
Allocated reserves for remaining portfolio	28,815	27,886

Total	$48,532	$45,415

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

Nonaccruing securities available-for-sale consists of the Company’s investments in pooled trust preferred securities, each of which are on nonaccrual status.

The following table provides a detail of the Company’s nonperforming assets covered by loss-share agreements (“covered assets”) and not covered under loss-share agreements as of the dates presented:

	Covered Assets	Not Covered Assets	Total Assets
September 30, 2011
Nonaccruing loans	$84,426	$40,363	$124,789
Accruing loans past due 90 days or more	12,222	8,674	20,896

Total nonperforming loans	96,648	49,037	145,685
Other real estate owned	44,021	72,765	116,786

Total nonperforming loans and OREO	140,669	121,802	262,471
Nonaccruing securities available-for-sale, at fair value	—	9,986	9,986

Total nonperforming assets	$140,669	$131,788	$272,457

Nonperforming loans to total loans			5.68%
Nonperforming assets to total assets			6.59%
Allowance for loan losses to total loans			1.89%

December 31, 2010
Nonaccruing loans	$82,393	$46,662	$129,055
Accruing loans past due 90 days or more	—	7,196	7,196

Total nonperforming loans	82,393	53,858	136,251
Other real estate owned	54,715	71,833	126,548

Total nonperforming assets	$137,108	$125,691	$262,799

Nonperforming loans to total loans			5.40%
Nonperforming assets to total assets			6.12%
Allowance for loan losses to total loans			1.80%

Due to the significant difference in the accounting for the loans and other real estate owned covered by loss-share agreements and loss mitigation offered under the loss-share agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at September 30, 2011 or December 31, 2010 as the loans are considered to be performing under ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under ASC 310-30.

The asset quality measures surrounding the Company’s nonperforming loans and nonperforming assets discussed in the remainder of this section exclude covered assets relating to the Crescent and American Trust acquisitions.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	September 30,		December 31,
	2011	2010	2010
Nonaccruing loans	$40,363	$56,674	$46,662
Accruing loans past due 90 days or more	8,674	8,923	7,196

Total nonperforming loans	49,037	65,597	53,858
Restructured loans	35,774	34,012	32,615

Total nonperforming and restructured loans	$84,811	$99,609	$86,473

Nonperforming loans to total loans – period end	2.22%	2.94%	2.46%

The following table provides details of the Company’s nonperforming loans by loan category as of the dates presented:

	September 30,		December 31,
	2011	2010	2010
Commercial, financial, agricultural	$2,338	$2,738	$2,422
Lease financing	—	—	—
Real estate – construction:
Residential	383	1,557	333
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	383	1,557	333
Real estate – 1-4 family mortgage:
Primary	6,123	6,364	6,514
Home equity	848	663	829
Rental/investment	9,180	11,374	10,942
Land development	8,327	19,382	17,608

Total real estate – 1-4 family mortgage	24,478	37,783	35,893
Real estate – commercial mortgage:
Owner-occupied	4,181	12,413	6,336
Non-owner occupied	11,827	2,862	4,300
Land development	4,818	7,930	3,903

Total real estate – commercial mortgage	20,826	23,205	14,539
Installment loans to individuals	1,012	314	671

Total	$49,037	$65,597	$53,858

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2011. Management also continually monitors past due loans for potential credit quality deterioration. Total loans past due 30-89 days were $16,588 at September 30, 2011 as compared to $21,520 at December 31, 2010 and $23,576 at September 30, 2010.

As shown above, restructured loans totaled $35,774 at September 30, 2011 as compared to $32,615 at December 31, 2010 and $34,012 at September 30, 2010. At September 30, 2011, total loans restructured that included an interest rate concession represented 69.97% of total restructured loans, while loans restructured by a concession in payment or terms represented the remainder. The following table provides details of the Company’s restructured loans by loan category as of the dates presented:

	September 30,		December 31,
	2011	2010	2010
Commercial, financial, agricultural	$124	$717	$125
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	3,766	3,609	4,313
Home equity	—	—	—
Rental/investment	2,398	2,338	1,969
Land development	11,116	16,137	14,834

Total real estate – 1-4 family mortgage	17,280	22,084	21,116
Real estate – commercial mortgage:
Owner-occupied	11,231	4,048	3,844
Non-owner occupied	6,361	5,142	5,510
Land development	598	1,839	1,839

Total real estate – commercial mortgage	18,190	11,029	11,193
Installment loans to individuals	180	182	181

Total restructured loans	$35,774	$34,012	$32,615

Changes in the Company’s restructured loans were as follows:

Balance at January 1, 2011			$32,615
Additional loans with concessions			17,177
Reductions due to:
Reclassified as nonperforming			(9,524)
Transfer to other real estate owned			(2,574)
Charge-offs			—
Paydowns			(1,288)
Lapse of concession period			(632)

Balance at September 30, 2011			$35,774

Other real estate owned and repossessions consist of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $21,863 was sold during the nine months ended September 30, 2011, resulting in a net loss of $2,114.

The following table provides details of the Company’s other real estate owned and repossessions as of the dates presented:

	September 30, 2011	December 31, 2010
Residential real estate	$15,650	$15,445
Commercial real estate	13,628	18,266
Residential land development	37,416	33,172
Commercial land development	5,951	4,501
Other	120	449

Total other real estate owned and repossessions	$72,765	$71,833

Changes in the Company’s other real estate owned and repossessions were as follows:

Balance at January 1, 2011		$71,833
Transfers of loans		28,965
Capitalized improvements		41
Impairments		(6,802)
Dispositions		(21,863)
Other		591

Balance at September 30, 2011		$72,765

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at:

	Percentage Change In:
Change in Interest Rates(1) (In Basis Points)	Net Interest Income(2)		Economic Value of Equity (3)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
+200	2.86%	(3.25%)	18.43%	10.70%
+100	1.60%	(3.37%)	14.20%	6.63%
-100	(2.54%)	(1.12%)	(3.23%)	(4.94%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of 200 bps.

(2)	The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

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

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure and to facilitate the needs of its customers. The Company’s objectives for utilizing these derivative financial instruments are described below.

The Company utilizes interest rate contracts, including swaps, caps and/or floors, to mitigate exposure to interest rate risk and to facilitate the needs of its customers. Beginning in the first quarter of 2011, the Company began entering into derivative instruments not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2011, the Company had notional amounts of $27,248 on interest rate contracts with corporate customers and $32,348 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2011, securities with a carrying value of approximately $333,613 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $348,392 at December 31, 2010. Lower levels of public fund deposits at September 30, 2011 as compared to December 31, 2010 resulted in the decrease in the amount of pledged investment securities at September 30, 2011.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at September 30, 2011 or December 31, 2010. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk. FHLB advances also may be used to meet day to day liquidity needs, primarily when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2011, the balance of our outstanding advances with the FHLB was $119,370. The total amount of the remaining credit available to us from the FHLB at September 30, 2011 was $847,949. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2011 or December 31, 2010.

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

Cash and cash equivalents were $235,317 at September 30, 2011 compared to $296,413 at September 30, 2010. Cash provided by investing activities for the nine months ended September 30, 2011 was $267,986 compared to $413,714 for the same period of 2010. The net cash proceeds received from the acquisition of American Trust were $148,443 for the nine months ended September 30, 2011, compared to the net cash proceeds received from the acquisition of Crescent of $337,127 for the nine months ended September 30, 2011. Purchases of investment securities were $147,201 for the nine months ended September 30, 2011 compared to $354,955 for the nine months ended September 30, 2010. Proceeds from the sale, maturity or call of securities within our investment portfolio were $277,127 for the nine months ended September 30, 2011 compared to $342,026 for the nine months ended September 30, 2010. The net cash paid for the RBC Bank (USA) trust division acquisition, which was completed on August 31, 2011, was $792.

Cash used in financing activities for the nine months ended September 30, 2011 was $430,078 compared to $328,785 for the same period of 2010. Cash provided from the acquisition of American Trust was partially used to reduce long-term debt by $70,729 for the nine months ended September 30, 2011. Cash provided from the acquisition of Crescent was primarily used to reduce our total borrowings by $318,595. The net proceeds to the Company from the issuance and sale of 3,925,000 common shares in a private placement, which was completed on July 23, 2010, were $51,402.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2011, the maximum amount available for transfer from

Renasant Bank to the Company in the form of loans was $40,045. There were no loans outstanding from Renasant Bank to the Company at September 30, 2011. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first nine months of 2011, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Loan commitments	$366,199	$325,309
Standby letters of credit	35,349	28,105

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

Shareholders’ Equity and Regulatory Matters

Shareholders’ Equity

Total shareholders’ equity of the Company at September 30, 2011 increased to $487,401 compared to $469,509 at December 31, 2010. The change in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

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

The following table sets forth the Company’s book value per share, tangible book value per share, capital ratio and tangible capital ratio as of the dates presented:

	September 30, 2011	December 31, 2010
Book value per share	$19.45	$18.75
Tangible book value per share	11.76	11.09
Capital ratio	11.78%	10.93%
Tangible capital ratio	7.47%	6.76%

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier I) of at least 4% of risk-weighted assets, Tier I leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. At September 30, 2011, Renasant Bank met all capital adequacy requirements to which it is subject.

At September 30, 2011, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table includes the capital ratios and capital amounts for the Company and the Bank at September 30, 2011:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital to Average Assets
Renasant Corporation	$374,393	9.48%	$197,505	5.00%	$158,004	4.00%
Renasant Bank	366,009	9.29%	197,091	5.00%	157,673	4.00%

Tier I Capital to Risk-Weighted Assets
Renasant Corporation	$374,393	13.64%	$164,751	6.00%	$109,834	4.00%
Renasant Bank	366,009	13.35%	164,473	6.00%	109,649	4.00%

Total Capital to Risk-Weighted Assets
Renasant Corporation	$408,892	14.89%	$274,585	10.00%	$219,668	8.00%
Renasant Bank	400,450	14.61%	274,121	10.00%	219,297	8.00%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2011.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6.	EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Restated Bylaws of Renasant Corporation (2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Restated Bylaws of Renasant Corporation (2)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(2)	Filed as exhibit 3(ii) to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2011 and incorporated herein by reference.

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

RENASANT CORPORATION

November 9, 2011	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President &
Chief Executive Officer

/s/ Stuart R. Johnson
Stuart R. Johnson Executive Vice President and
Chief Financial Officer

/s/ Kevin D. Chapman
Kevin D. Chapman Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements (Unaudited).