Form 10-K
period 2011-12-31
RENASANT CORP
filed 2012-03-08
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐  No ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $347,444,060.

As of February 29, 2012, 25,066,068 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2012 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries

Form 10-K

For the Year Ended December 31, 2011

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

The information set forth in this Annual Report on Form 10-K is as of February 29, 2012, unless otherwise indicated herein.

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

Acquisition of RBC Bank (USA) Trust Division

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust department of RBC Bank (USA), which services clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680 million in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and Renasant Bank acquired all of the ownership interests in the subsidiary. The subsidiary was consolidated into Renasant Bank and the acquired operations were reconstituted under the title of Renasant Asset Management. In connection with the acquisition, the Company recognized a gain of $570 thousand.

FDIC-Assisted Acquisition of Certain Assets and Liabilities of American Trust Bank

On February 4, 2011, the Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for American Trust. American Trust operated, and the Company acquired and retained, 3 branches in the northwest region of Georgia. The branch in Cumming, Georgia was subsequently closed in October 2011. The Bank acquired assets with a fair value of $248 million, including loans with a fair value of $74 million, and assumed liabilities with a fair value of $239 million, including deposits with a fair value of $223 million. At the acquisition date, approximately $74 million of the acquired loans were covered by loss-share agreements between the FDIC and the Bank. The acquisition of American Trust resulted in a pre-tax gain of approximately $9 million.

FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust Company

On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Crescent operated, and the Company acquired and retained, 11 branches in the northwest region of Georgia. The branch in Adairsville, Georgia was later closed in July 2011. The Bank acquired assets with a fair value of $959 million, including loans with a fair value of $371 million, and assumed liabilities with a fair value of $917 million, including deposits with a fair value of $890 million. At the acquisition date, approximately $361 million of acquired loans and $50 million of other real estate owned were covered by loss-share agreements between the FDIC and the Bank. The acquisition of Crescent resulted in a pre-tax gain of approximately $42 million.

Operations

As a result of the aforementioned acquisition activity, the Company reconstituted its reportable segments in 2011. Our community banking operations that were previously segmented along geographic boundaries have been consolidated into one Community Banks segment. The operations of the Community Banks’ trust services and Financial Services division were combined with the newly-constituted Renasant Asset Management group to create a Wealth Management segment. Finally, we retained the Insurance segment. Financial information about our segments for each of the last three years, including information with respect to revenues from external customers, profit or loss and total assets for each segment (as reconstituted in 2011), is contained in Note Q, “Segment Reporting,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data. The financial information for our reportable segments in 2010 and 2009 has been restated to reflect the changes in our reportable segments made in 2011.

Neither we nor the Bank have any foreign operations.

Operations of Community Banks

Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from the operations of our community banks, which offer a complete range of banking and financial services to individuals and to small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines are located throughout our market area. Our Online and Mobile Banking products and our call center also provide 24-hour banking services. Accounts receivable financing is also available to qualified businesses.

On February 29, 2012, we had 78 banking and financial services offices located throughout our markets in north and north central Mississippi, west and middle Tennessee, north and central Alabama and north Georgia.

Lending Activities. Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 61.37%, 53.92% and 63.56% of our total gross revenues in 2011, 2010 and 2009, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” We have omitted a discussion of lease financing, as such financing comprised approximately 0.01% of our portfolio at December 31, 2011.

•    Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 10.77% of our total loans at December 31, 2011, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. Many of these loans have terms allowing the loan to be extended for periods of between one and five years. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 15 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%, depending on the type of collateral.

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

•    Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 3.15% of our total loans at December 31, 2011. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties.

•    Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 31.95% of our total loans at December 31, 2011 being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or wholesale marketing, which involves obtaining mortgage referrals from third-party mortgage brokers. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.

We retain loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. We also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors. These loans are collateralized by one-to-four family residential real estate and are sold with servicing rights released. Residential real estate originations to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. The Company does not actively market or originate subprime mortgage loans.

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

•    Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 51.79% of our total loans at December 31, 2011. We offer loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole, in addition to the borrower’s ability to generate sufficient operating revenue to repay us. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. In most instances, these loans are secured by the underlying real estate of the business and other non-real estate collateral, such as equipment or other assets used in the course of business.

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

•    Installment Loans to Individuals.    Installment loans to individuals (or “consumer loans”), which represented approximately 2.33% of our total loans at December 31, 2011, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest from 100 to 500 basis points above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.

As the general economic environment in the United States and the markets in which we operate began to decline in late 2008, management responded by implementing a strategy to diversify the Company’s loan portfolio by specifically reducing the concentration of construction and land development loans (both residential and commercial). To accomplish this, management applied more stringent levels of underwriting on new originations of such loans and required principal reductions of these loans at time of renewal. The construction loan portfolio was further reduced as such loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans. The Company will continue this strategy to reduce the concentration of construction and land development loans in the portfolio. At December 31, 2011, 2010 and 2009, construction and land development loans represented 13.10%, 15.72% and 17.67%, respectively, of the total loan portfolio.

Deposit Services. We offer a broad range of deposit services and products to our consumer and commercial clients. Through our community branch networks, we offer consumer checking accounts with free Internet banking with bill pay and free debit cards, interest bearing checking, money market accounts and savings accounts. In addition, Renasant offers certificates of deposit, individual retirement accounts and health savings accounts.

For our commercial clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, CD-ROM statements with account reconciliation, electronic statements, positive pay, ACH origination and wire transfer, wholesale and retail lockbox, investment sweep accounts, enhanced business Internet banking, outbound data exchange and multi-bank reporting.

The deposit services we offer accounted for approximately 11.59%, 11.15% and 12.51% of our total gross revenues in 2011, 2010 and 2009, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where our branches are located.

Operations of Wealth Management

Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. At December 31, 2011, the Wealth Management segment contributed total revenue of $7.3 million, or 2.99%, of the Company’s total gross revenues. Wealth Management operations have headquarters in Tupelo, Mississippi as well as Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.

Operations of Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2011, Renasant Insurance contributed total revenue of $3.9 million, or 1.60%, of the Company’s total gross revenues and operated three offices in central and northern Mississippi.

Competition

Community Banks

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

For 2011, we maintained approximately 16% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 2% in our entire Alabama area and approximately 1% in our entire Georgia area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2011 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.6	35.8%
DeSoto County	2.1	10.7%
Oxford	0.8	2.2%
Tennessee
Memphis	18.2	1.3%
Nashville	30.0	1.0%
Alabama
Birmingham	23.7	0.6%
Decatur	1.6	16.6%
Huntsville/Madison	5.9	1.7%
Georgia
Alpharetta/Roswell	6.0	2.9%
Canton/Woodstock	2.4	8.4%
Cartersville	1.3	8.2%
Cumming	1.7	6.4%

Total	$93.8

Source: FDIC, As of June 30, 2011

Wealth Management

Our Wealth Management segment competes with other banks, brokerage firms, financial advisers and trust companies, which provide one or more of the services and products that we offer. Our wealth management operations compete on the basis of available product lines, rates and fees, as well as reputation and professional expertise. No particular company or group of companies dominates this industry.

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

Community Banks

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

In addition, the regulatory environment in which we operate is likely to change over the coming years as a result of the enactment into law of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July, 2010. The Dodd-Frank Act has significantly altered the current bank regulatory structure and affected the lending, investment, trading, and operating activities of financial institutions and their holding companies, and more changes are likely. The Dodd-Frank Act includes the following provisions that, among other things:

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
•

Expand limitations on insider transactions through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.

•

Restrict certain asset sales to and from an insider to an insured depository institution unless the transaction is on market terms and, if the amount involved in the transaction represents more than 10% of the capital of the insured depository institution, the transaction is approved in advance by the disinterested directors.

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

The Dodd-Frank Act removed the restrictions on interstate branching contained in the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. National and state-chartered banks are now authorized to establish de novo branches in other states if, under the laws of the state in which the branch is to be located, a bank chartered by that state would be permitted to establish the branch. Accordingly, banks will be able to enter new markets more freely.

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

Wealth Management and Insurance

Our Wealth Management and Insurance operations are subject to licensing requirements and regulation under the laws of the United States and the State of Mississippi. The laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Other possible sanctions which may be imposed for violation of regulations include suspension of individual employees, limitations on engaging in a particular business for a specified period of time, censures and fines.

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

The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past, especially in connection with the economic downturn of the past few years from which the United States appears to be emerging, and are expected to do so in the future. In view of changing conditions in the national economy and in the various money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve, the effect on our, and the Bank’s, future business and earnings cannot be predicted with accuracy.

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

Personnel

At December 31, 2011, we employed 1,030 people at all of our subsidiaries on a full-time equivalent basis. Of this total, the Bank accounted for 996 employees (inclusive of employees in our Community Banks and Wealth Management operations), and Renasant Insurance employed 34 individuals. The Company has no additional employees; however, at December 31, 2011, 16 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer

No material portion of our loans have been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers with respect to any of our reportable segments would not have a materially adverse effect on our business as a whole or with respect to that segment in particular. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Financial Condition and Results of Operations—Loans and Loan Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Our Internet address is www.renasant.com. We make available at this address on the Investor Relations webpage under the heading “SEC Filings”, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the years ended December 31, 2011, 2010 and 2009:

	2011			2010			2009

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Assets
Interest-earning assets:
Loans(1)	$2,577,185	$ 142,592	5.53%	$2,442,761	$ 137,905	5.65%	$2,497,377	$ 139,808	5.60%
Securities:
Taxable(2)	602,006	19,829	3.29	574,596	21,933	3.82	574,427	26,939	4.69
Tax-exempt	219,526	13,560	6.18	162,660	10,073	6.19	128,262	8,193	6.39
Interest-bearing balances with banks	189,478	543	0.29	204,839	573	0.28	90,290	230	0.25

Total interest-earning assets	3,588,195	176,524	4.92	3,384,856	170,484	5.04	3,290,356	175,170	5.32

Cash and due from banks	71,138			55,023			52,802
Intangible assets	191,776			191,867			192,321
FDIC loss-share indemnification asset	142,933			67,595			—
Other assets	263,202			244,668			168,871

Total assets	$4,257,244			$3,944,009			$3,704,350

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	1,341,760	9,094	0.68	1,092,482	12,035	1.10	892,545	11,874	1.33
Savings deposits	210,648	798	0.38	152,165	1,105	0.73	91,563	154	0.17
Time deposits	1,435,800	21,837	1.52	1,438,370	31,347	2.18	1,297,685	34,680	2.67

Total interest-bearing deposits	2,988,208	31,729	1.06	2,683,017	44,487	1.66	2,281,793	46,708	2.05
Borrowed funds	267,726	9,672	3.61	438,140	15,790	3.60	689,020	24,390	3.54

Total interest-bearing liabilities	3,255,934	41,401	1.27	3,121,157	60,277	1.93	2,970,813	71,098	2.39

Noninterest-bearing deposits	487,310			334,849			299,465
Other liabilities	34,283			45,692			27,894
Shareholders’ equity	479,717			442,311			406,178

Total liabilities and shareholders’ equity	$4,257,244			$3,944,009			$3,704,350

Net interest income/net interest margin		$ 135,123	3.77%		$ 110,207	3.26%		$ 104,072	3.16%

(1)  Includes mortgage loans held for sale and shown net of unearned income.

(2)  U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.

(3)  Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2011 Compared to 2010			2010 Compared to 2009
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans (2)	$7,589	$(2,902)	$4,687	$(3,060)	$1,157	$(1,903)
Securities:
Taxable	1,046	(3,150)	(2,104)	(162)	(4,844)	(5,006)
Tax-exempt	3,522	(35)	3,487	2,249	(369)	1,880
Interest-bearing balances with banks	(43)	13	(30)	291	52	343

Total interest-earning assets	12,114	(6,074)	6,040	(682)	(4,004)	(4,686)

Interest expense:
Interest-bearing demand deposits	2,746	(5,687)	(2,941)	2,660	(2,499)	161
Savings deposits	425	(732)	(307)	102	849	951
Time deposits	(56)	(9,454)	(9,510)	3,760	(7,093)	(3,333)
Borrowed funds	(6,142)	24	(6,118)	(8,881)	281	(8,600)

Total interest-bearing liabilities	(3,027)	(15,849)	(18,876)	(2,359)	(8,462)	(10,821)

Change in net interest income	$15,141	$9,775	$24,916	$1,677	$4,458	$6,135

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 – Investment Portfolio

(In Thousands)

The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2011. Information regarding the carrying value of the investment securities listed below as of December 31, 2011, 2010 and 2009 is contained under the heading “Financial Condition and Results of Operations – Investments and Investment Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Obligations of other U.S. Government agencies and corporations	$—	—	$—	—	$107,660	2.71%	$—	—
Obligations of states and political subdivisions	8,986	3.32%	38,113	3.91%	42,961	4.63%	134,690	5.57%

Available for Sale:
Obligations of other U.S. Government agencies and corporations	—	—	—	—	17,193	2.35%	—	—
Mortgage-backed securities	—	—	4,693	4.69%	42,708	3.87%	350,015	3.06%
Trust preferred securities	—	—	—	—	—	—	30,410	2.12%
Other debt securities	—	—	—	—	—	—	21,351	2.40%
Other equity securities	—	—	—	—	—	—	2,341	8.18%

	$8,986		$42,806		$210,522		$538,807

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding at December 31, 2011, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition and Results of Operations – Loan and Loan Interest Income.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$144,794	$118,030	$15,267	$278,091
Lease financing	112	216	—	328
Real estate – construction	43,171	26,767	11,297	81,235
Real estate – 1-4 family mortgage	214,148	384,580	225,899	824,627
Real estate – commercial mortgage	288,444	835,563	212,628	1,336,635
Installment loans to individuals	24,031	33,499	2,638	60,168

	$714,700	$1,398,655	$467,729	$2,581,084

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2011:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$984,880	$413,775
Due after five years	152,215	315,514

	$1,137,095	$729,289

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2011:

	Certificates of Deposit	Other
Three Months or Less	$86,472	$4,144
Over Three through Six Months	80,954	10,447
Over Six through Twelve Months	202,198	14,561
Over 12 Months	232,734	31,875

	$602,358	$61,027

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

Over the past few years, the United States economy and the global economy have experienced a severe economic downturn. Only in the past few quarters has it appeared that United States and global economic conditions are beginning to improve. Notwithstanding these signs of improvement, business activity across a wide range of industries and regions remains greatly reduced, and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has also increased. The markets in which we operate have not been immune from the effects of this economic downturn.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business conditions in the markets where we operate, in the United States as a whole and abroad. These conditions include liquidity in the credit markets, short-term and long-term interest rates, inflation, deflated money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. We anticipate that the business environment in our markets and the United States as a whole will recover only marginally over the foreseeable future, and there remains a possibility of further deterioration. In either case, the credit quality of our loans and the value of loan collateral, as well as our results of operations and financial condition, are likely to be materially and adversely affected. We believe that the impact of the economic downturn in the United States heightens all of the risks described in the remainder of this Item 1A.

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

As of December 31, 2011, approximately 65.71% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.

We have a high concentration of loans secured by real estate.

At December 31, 2011, approximately 86.88% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Over the past few years, United States real estate, particularly Georgia real estate, has experienced a severe decline in value, and it is not clear at this point whether real estate values have begun to stabilize. Although real estate values in our Alabama, Mississippi and Tennessee markets have not declined as dramatically as in other areas of the United States, any such adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans, which has been the case since 2008. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2011, we had approximately $1.3 billion in commercial real estate loans, representing approximately 51.79% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default.

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

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Currently, to help combat the effects of the economic downturn in the United States, the Federal Reserve has indicated that it is likely to maintain a low interest rate policy with respect to its federal funds target rate through at least 2013. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.

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

We rely on dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Many of these conditions arose during the recent economic downturn. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

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

We have grown our business outside our Mississippi footprint through the acquisition of entire financial institutions and through de novo branching. Since the beginning of 2010, we opened six de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, Crescent and American Trust in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. We intend to continue pursuing a growth strategy for our business through de novo branching. In addition, we expect to continue to evaluate attractive acquisition opportunities that are presented to us, whether via negotiated or FDIC-assisted transactions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

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

We may fail to realize the anticipated benefits of our recent acquisitions.

The success of our acquisitions of specified assets and the operations of, and our assumption of specified liabilities of, Crescent and American Trust from the FDIC and our acquisition of the trust department of RBC Bank (USA) will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.

We cannot assure you that our acquisitions will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; retaining the existing client relationships; or the overall performance of the combined business.

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

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of the operations acquired.

Notwithstanding our loss-share arrangements with the FDIC with respect to some of the assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the Crescent and American Trust loans acquired whether on account of the effects of the economic downturn in the United States or otherwise. Any of these actions could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with either of these transactions, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.

We may experience difficulty in managing the loan portfolios acquired from Crescent and American Trust within the limits of the loss protection provided by the FDIC.

In connection with the acquisitions of Crescent’s and American Trust’s respective assets and operations and the assumption of their liabilities, the Bank entered into loss-share arrangements with the FDIC that covered approximately $700 million of acquired assets in the aggregate. Under each loss-share arrangement, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. In addition, each Purchase and Assumption Agreement with the FDIC provides that after the 10th anniversary of the acquisition, the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than $242 million for Crescent or $16 million for American Trust. The loss-share agreements applicable to single-family residential mortgage loans provide for FDIC loss-share and Bank reimbursement to the FDIC to run for ten years, and the loss-share agreement applicable to commercial and other assets provides for FDIC loss-share and Bank reimbursement to the FDIC to run for five years, with additional recovery sharing for three years thereafter.

The FDIC has the right to refuse or delay loss-share payments for loan losses if we do not adhere to the terms of the loss-share agreements. Also, any charge-offs that we experience after the terms of the loss-share agreements have ended would not be recoverable from the FDIC.

Certain provisions of the loss-share agreements entered into with the FDIC may have anti-takeover effects and could limit our ability to engage in certain strategic transactions that our board of directors believes would be in the best interests of shareholders.

The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is a significant asset of the Company and a feature of the Crescent and American Trust acquisitions without which we would not have entered into either transaction. Our agreements with the FDIC require that we receive FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue either or both of the loss-share arrangements.

Among other things, prior FDIC consent is required for (1) a merger or consolidation of the Company with or into another company if our shareholders will own less than 2/3 of the combined company, (2) a sale of all or substantially all of the assets of the Bank, or (3) a sale of shares by one or more of our shareholders that will effect a change in control of the Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of our voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% of our voting securities). It is unlikely that we would have any ability to control or prevent such a sale by our shareholders. If we or any shareholder desired to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss-share protection, there could be a material adverse impact on the Company.

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

When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss-share arrangements with the FDIC associated with such transactions. In addition to the particular risks associated with FDIC-assisted transactions highlighted immediately above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

Competition in our industry is intense and may adversely affect our profitability.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe and sound assets;
•	the ability to expand our market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Entities within the financial services industry are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties and from time to time execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation, and such regulation could limit or restrict our activities and adversely affect our earnings.

We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Furthermore, as discussed below, the Dodd-Frank Act has already, and likely in the future will, result in significant changes to the regulations governing banks and other financial institutions, and other changes to such regulations have been proposed. We believe it is likely that some of these proposed changes will be enacted, although it is impossible to predict the ultimate substance of these changes or their likely effect on our activities or profitability. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note P, “Regulatory Matters,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides more information regarding the regulatory environment in which we and the Bank operate.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards and result in new laws and regulations that likely will increase our costs of operations.

The Dodd-Frank Act was signed into law on July 21, 2010. This new law significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act have had a near term impact on us. For example, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions such as Renasant Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that were applicable for national banks and federal savings associations, and gave state attorneys general the ability to enforce federal consumer protection laws.

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

The current financial crisis has caused the Deposit Insurance Fund administered by the FDIC to fall below required minimum levels. Because the FDIC replenishes the DIF through assessments on the banking industry, we anticipate that the FDIC will likely maintain relatively high deposit insurance premiums for the foreseeable future. In 2010, the FDIC imposed a special deposit insurance assessment on the banking industry, and there can be no assurance that it will not do so again. It has also required banking organizations to “pre-pay” deposit insurance premiums in order to replenish the liquid assets of the DIF, and may impose similar requirements in the future. High insurance premiums and special assessments will adversely affect our profitability.

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

Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the three months ended February 29, 2012, the average daily trading volume for Renasant common stock was 55,238 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.

We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note O, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the Heritage Financial Holding Corporation (“Heritage”) and Capital Bancorp, Inc. (“Capital”) mergers, we assumed junior subordinated debentures issued by Heritage and Capital, respectively. At December 31, 2011, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $76 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 29, 2012, there were 75,000,000 shares of our common stock authorized, of which 25,066,068 shares were outstanding.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations. In addition, the Bank operates forty-six branches and one financial services office throughout north and north central Mississippi, nine branches throughout west and middle Tennessee, ten branches throughout north and central Alabama and twelve branches throughout north Georgia. Our Community Banks and Wealth Management segments operate out of all of these offices.

In Mississippi, the Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, New Albany, Oxford, Pontotoc, Starkville and West Point and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Columbus, Grenada, Guntown, Hernando, Horn Lake, Iuka, Louisville, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley and Winona. The Bank operates one financial services office in Tupelo.

In Tennessee, the Bank operates nine branches, three branches in the Memphis area and six branches in the Nashville area. In Memphis, the Bank operates one branch each in East Memphis, Germantown and Collierville. In Nashville, the Bank operates two branches within the city of Nashville and one branch each in Franklin, Goodlettsville, Hendersonville and Hermitage.

In Alabama, the Bank has three branches in Decatur, three branches in Birmingham and one branch each in Huntsville, Madison, Montgomery, and Tuscaloosa.

In Georgia, the Bank has three branches in Alpharetta, two branches each in Cartersville and Woodstock and one branch each in Canton, Cumming, Jasper, Marble Hill and Roswell.

Renasant Insurance has one office each in Corinth, Louisville and Tupelo, Mississippi.

The Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as forty of the Mississippi branch office sites and its financial services office. The Bank leases seven locations in Mississippi for use in conducting banking activities as well as various storage facilities. In Tennessee, the Bank owns four branch office sites. The remaining five branch office sites as well as storage facilities in Tennessee are leased. In Alabama, the Bank owns two of the branch office sites and leases eight office sites. In Georgia, the Bank owns nine of the branch office sites and leases three office sites. Renasant Insurance owns each of the three locations for conducting its business. The aggregate annual rental for all leased premises during the year ending December  31, 2011 was $2.5 million. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2011.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 29, 2012, the Company had approximately 7,000 shareholders of record and the closing sales price of the Company’s common stock was $15.17. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2011 and 2010 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		High	Low
2011
1st Quarter	$ 0.170	$ 17.63	$ 14.77
2nd Quarter	0.170	17.59	13.74
3rd Quarter	0.170	15.89	11.80
4th Quarter	0.170	15.35	12.11

2010
1st Quarter	$ 0.170	$ 17.17	$ 13.43
2nd Quarter	0.170	18.16	13.25
3rd Quarter	0.170	15.79	12.85
4th Quarter	0.170	18.09	15.08

The Company declares dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note O, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions. These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of dividend payments.

Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the three month period ended December 31, 2011.

Stock Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at December 31, 2006, and that all dividends were reinvested.

	Period Ending December 31,
	2006	2007	2008	2009	2010	2011
Renasant Corporation	$100.00	$72.53	$59.38	$49.88	$64.83	$60.34
NASDAQ Market Index	100.00	110.66	66.42	96.54	114.06	113.16
SNL Southeast Bank Index(1)	100.00	75.33	30.50	30.62	29.73	17.39

(1)

The SNL Geographic Index, Southeast Banks, is a peer group of 92 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6.  SELECTED FINANCIAL DATA(1)

(In Thousands, Except Share Data) (Unaudited)

Year ended December 31,	2011	2010	2009	2008	2007
Interest income	$170,478	$165,339	$170,564	$200,962	$198,203
Interest expense	41,401	60,277	71,098	91,520	102,382

Net interest income	129,077	105,062	99,466	109,442	95,821
Provision for loan losses	22,350	30,665	26,890	22,804	4,838
Noninterest income	68,624	95,915	57,558	54,042	52,187
Noninterest expense	140,676	123,619	105,753	107,968	98,000

Income before income taxes	34,675	46,693	24,381	32,712	45,170
Income taxes	9,043	15,018	5,863	8,660	14,069

Net income	$25,632	$31,675	$18,518	$24,052	$31,101

Per Common Share
Net income – Basic	$1.02	$1.39	$0.88	$1.15	$1.66
Net income – Diluted	1.02	1.38	0.87	1.14	1.64
Book value at December 31	19.44	18.75	19.45	19.00	19.15
Closing price(2)	15.00	16.91	13.60	17.03	21.57
Cash dividends declared and paid	0.68	0.68	0.68	0.68	0.66

At December 31,
Assets	$4,202,008	$4,297,327	$3,641,081	$3,715,980	$3,612,287
Loans, net of unearned income	2,581,084	2,524,590	2,347,615	2,530,886	2,586,593
Securities	796,341	834,472	714,164	695,106	539,590
Deposits	3,412,237	3,468,151	2,576,100	2,344,331	2,547,821
Borrowings	254,709	316,436	618,024	933,976	624,388
Shareholders’ equity	487,202	469,509	410,122	400,371	399,073

Selected Ratios
Return on average:
Total assets	0.60%	0.80%	0.50%	0.65%	0.99%
Shareholders’ equity	5.34%	7.16%	4.56%	5.97%	9.29%
Average shareholders’ equity to average assets	11.27%	11.21%	10.96%	10.87%	10.69%

At December 31,
Shareholders’ equity to assets	11.59%	10.93%	11.26%	10.77%	11.05%
Allowance for loan losses to total loans, net of unearned income(3)	1.98%	2.07%	1.67%	1.38%	1.02%
Allowance for loan losses to nonperforming loans(3)	127.00%	84.32%	78.25%	87.45%	162.02%
Nonperforming loans to total loans, net of unearned income(3)	1.56%	2.46%	2.13%	1.58%	0.63%
Dividend payout	66.67%	49.28%	78.16%	59.65%	40.24%

(1)

Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On February 4, 2011, Renasant Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for American Trust. On July 23, 2010, Renasant Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Refer to Item 1, Business, and Note B, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about the transaction involving American Trust and Crescent.

(2)	Reflects the closing price on The NASDAQ Global Select Market on the last trading day of the Company’s fiscal year.
(3)	Excludes assets covered under loss-share agreements with the FDIC.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Performance Overview

Net income was $25,632 for 2011 compared to $31,675 for 2010 and $18,518 for 2009. The fluctuation in net income since 2009 was influenced by a number of factors:

•

In 2010, the Company expanded into north Georgia through its acquisition of the assets of Crescent Bank & Trust Company (“Crescent”) in an FDIC-assisted transaction. The acquisition resulted in a bargain purchase gain of $42,211 for 2010. In 2011, the Company broadened its footprint in north Georgia through its acquisition of the assets of American Trust Bank (“American Trust”) in an FDIC-assisted transaction. A bargain purchase gain of $8,774 was recorded in 2011.

•

In 2011, the Company acquired the Birmingham, Alabama-based trust department of RBC Bank (USA). Under the terms of the agreement, approximately $680,000 in assets under management were transferred to the Company. In connection with the acquisition, the Company recognized a gain of $570.

•

The Company expanded its franchise by opening de novo locations in Columbus, Mississippi during the fourth quarter of 2010 and Starkville, Mississippi and Montgomery and Tuscaloosa, Alabama during 2011. These four de novo branches contributed $34,058 to total loans and $53,203 to total deposits at December 31, 2011.

•

Net interest income increased 22.86% to $129,077 for 2011 as compared to $105,062 for 2010 and increased 29.79% as compared to $99,466 for 2009. Interest income increased 3.11% to $170,478 for 2011 from $165,339 for 2010; interest income was $170,564 for 2009. The increase from 2010 is primarily attributable to an increase in average earning assets offset by a decrease in our yield resulting from a change in asset mix and declining interest rate environment. Interest expense decreased 31.32% to $41,401 for 2011 compared to $60,277 for 2010; interest expense was $71,098 for 2009. A shift from higher costing liabilities to lower costing deposits resulted in lower interest expense as compared to 2010.

•

Net charge-offs as a percentage of average loans decreased to 0.91% in 2011 compared to 1.00% in 2010. Net charge-offs as a percentage of average loans was 0.91% in 2009. The provision for loan losses was $22,350 for 2011 compared to $30,665 for 2010 and $26,890 for 2009.

•

Noninterest income was $68,624 for 2011 compared to $95,915 for 2010 and $57,558 for 2009. The aforementioned gains from the acquisitions of American Trust and the RBC Bank (USA) trust division were recorded in noninterest income in 2011, and the gain from the acquisition of Crescent was recorded in noninterest income in 2010.

•

Noninterest expenses were $140,676 for 2011 compared to $123,619 for 2010 and $105,753 for 2009. Noninterest expense for 2011 includes $1,651 in merger-related expenses recognized in connection with the acquisitions of American Trust and RBC Bank (USA) and $1,903 in penalties for the early extinguishment of debt. Noninterest expense for 2010 includes $1,955 in merger-related expenses recognized in connection with the acquisition of Crescent and $2,785 in penalties for the early extinguishment of debt.

•

Loans, net of unearned income, totaled $2,581,084 at December 31, 2011, an increase of $56,494, or 2.24%, from December 31, 2010. The operations acquired from American Trust contributed approximately $69,352 to total loans at December 31, 2011. The remaining net decrease in loans is attributable to management’s continued focus on diversifying the loan portfolio and reducing our exposure to construction and land development loans.

•

Deposits totaled $3,412,237 at December 31, 2011, a decrease of $55,914, or 1.61%, from December 31, 2010. The operations acquired from American Trust contributed approximately $115,286 to total deposits at December 31, 2011. Management’s strategy to build and maintain a stable source of funding through core deposits has allowed for certain higher costing time deposits and public fund deposit contracts to mature or expire without renewal reducing our deposit balance year over year.

A historical look at key performance indicators is presented below.

	2011	2010	2009	2008	2007
Diluted EPS	$1.02	$1.38	$0.87	$1.14	$1.64
Diluted EPS Growth	(26.09%)	58.62%	(23.68%)	(30.49%)	(4.09%)
Return on Average Assets	0.60%	0.80%	0.50%	0.65%	0.99%
Return on Average Shareholders’ Equity	5.34%	7.16%	4.56%	5.97%	9.29%

Critical Accounting Policies

Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions used and considers other factors which could impact these estimates. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note A, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data. The following discussion presents some of the more significant estimates used in preparing our financial statements.

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

Certain loans acquired in acquisitions or mergers are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30, which were acquired in connection with our mergers with Capital Bancorp, Inc. (“Capital”) in 2007 and with Heritage Financial Holding Corporation (“Heritage”) in 2005 and our acquisitions of Crescent and American Trust in FDIC-assisted transactions in 2010 and 2011, respectively, is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note D, “Loans and the Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Other-than-temporary-impairment on Investment Securities

On a quarterly basis, we evaluate our investment portfolio for other-than-temporary-impairment (“OTTI”) in accordance with ASC 320, “Investments – Debt and Equity Securities.” An investment security is considered impaired if the fair value of the security is less than its cost or amortized cost basis. When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded in earnings. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss in earnings depends on whether we intend to sell the debt security and whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security’s amortized cost basis and its fair value is recorded as an impairment loss in earnings. If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

The amount of OTTI recorded in earnings as a credit loss is dependent upon management’s estimate of discounted future cash flows expected from the investment security. The difference between the expected cash flows and the amortized cost basis of the security is considered to be credit loss. The remaining difference between the fair value and the amortized cost basis of the security is considered to be related to all other market factors. Our estimate of discounted future cash flows incorporates a number of assumptions based on both qualitative and quantitative factors. Performance indicators of the security’s underlying assets, including credit ratings and current and projected default and deferral rates, as well as the credit quality and capital ratios of the issuing institutions are considered in the analysis. Changes in these assumptions could impact the amount of OTTI recognized as a credit loss in earnings. For additional information regarding the evaluation of our securities portfolio for OTTI, please refer to Note A, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Intangible Assets

Our intangible assets consist of goodwill, core deposit intangibles, and customer relationship intangibles. Goodwill arises from business combinations and represents the value attributable to unidentifiable intangible elements of the business acquired. In connection with the reconstitution of our reportable segments, we redefined our reporting units with respect to the level at which our impairment testing of goodwill is performed. Reporting units related to our bank that were previously defined along geographical boundaries have been consolidated into one Community Banks reporting unit. A Wealth Management reporting unit was created, and the Insurance reporting unit was retained. We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In determining the fair value of our reporting units, we use both the market and discounted cash flow approaches. The market approach averages the values derived by applying a market multiple, based on observed purchase transactions, to the book value, tangible book value, loan and/or deposit balances and the last twelve months adjusted and unadjusted net income. The discounted cash flow approach requires assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. Long-term net cash flow forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, historical performance, and industry and economic trends, among other considerations.

We assess the reasonableness of the estimated fair value of the reporting units by reference to our market capitalization; however, due to the significant volatility in the equity markets with respect to the financial institution sector since 2008, we also consulted supplemental information based on observable market multiples, adjusting to reflect our specific factors, as well as current market conditions.

The estimated fair value of a reporting unit is highly sensitive to changes in the estimates and assumptions. In some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. If the carrying value of a reporting unit’s equity exceeds its estimated fair value, we then calculate the fair value of the reporting unit’s implied goodwill. Implied goodwill is the excess fair value of a reporting unit (as determined using the above-described methodology) over the fair value of its net assets and is calculated by determining the fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, on an individual basis. This calculation is performed in the same manner as goodwill is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.

Other identifiable intangible assets, primarily core deposit intangibles and customer relationship intangibles, are reviewed at least annually for events or circumstances which could impact the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent any other identifiable intangible asset is deemed unrecoverable, an impairment loss would be recorded as a noninterest expense to reduce the carrying amount. These events or circumstances, when or if they occur, could be material to our operating results for any particular reporting period.

Benefit Plans and Stock Based Compensation

Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2011 valuation was 5.06%, compared to 5.50% in 2010. Actual plan assets as of December 31, 2011 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.

The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company has not estimated any forfeitures in determining the fair value of options granted in 2011, 2010 and 2009. Changes in this assumption in the future could result in lower expenses related to the Company’s stock options. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note N, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Business Combinations, Accounting for Acquired Loans and Related Assets

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

Because the FDIC will reimburse the Company for losses related to a portion of the loans acquired in the Crescent and American Trust transactions, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans and measured on the same basis, subject to collectability or contractual limitations. The fair value of the indemnification asset reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

The indemnification asset is measured on the same basis as the related indemnified loans. Subsequent changes to the fair value of the indemnification asset also follow that model. Decreases in the future cash flows expected to be collected on the loans immediately increase the fair value of the indemnification asset. Increases in the future cash flows expected to be collected on the loans decrease the fair value of the indemnification asset, with such decrease being accreted into interest income over (1) the same period or (2) the life of the fair value of the indemnification asset, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared loss agreements.

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

We believe that we employ appropriate methods for these calculations and that the results of such calculations closely approximate the actual cost. We review the calculated results for reasonableness and compare those calculations to prior period costs. We also consider the effect of current economic conditions on the calculations.

For additional information regarding our income tax accounting, please refer to Note A, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Financial Condition and Results of Operations

Net Income

Net income for the year ended December 31, 2011 was $25,632 compared to net income of $31,675 for the year ended December 31, 2010 and $18,518 for the year ended December 31, 2009. Basic earnings per share for the year ended December 31, 2011 were $1.02 as compared to $1.39 for the year ended December 31, 2010 and $0.88 for the year ended December 31, 2009. Diluted earnings per share for the year ended December 31, 2011 were $1.02 as compared to $1.38 for the year ended December 31, 2010 and $0.87 for the year ended December 31, 2009. The higher earnings per share in 2010 as compared to 2011 and 2009 was due primarily to the acquisition of Crescent and the related one-time gain the Company recorded in connection with the acquisition.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 66.32% of total net revenue in 2011. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Net interest income increased 22.86% to $129,077 for 2011 compared to $105,062 in 2010. Net interest income was $99,466 in 2009. On a tax equivalent basis, net interest income increased $24,916 to $135,123 in 2011 as compared to $110,207 in 2010; net interest income was $104,072 in 2009. With respect to the increase in net interest income in 2011, the increase due to the change in the volume of net earning assets was $15,141, while the increase from the changing interest rate environment was $9,775.

Net Interest Margin – Tax Equivalent
2011	2010	2009
3.77%	3.26%	3.16%

Net interest margin, the tax equivalent net yield on earning assets, increased to 3.77% during 2011 from 3.26% in 2010 and 3.16% in 2009. Net interest margin and net interest income are influenced by several factors, primarily changes in interest rates, competition and the shape of the interest rate yield curve. Significant reductions in interest rate indices in 2008 have put downward pressure on net interest margin since 2009. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, competitive and market-wide liquidity factors prevented the cost of funding sources, particularly deposits, from declining proportionately. As a result, net interest margin declined. Economic forces have continued to keep interest rates low through 2010 and 2011; however, a shift in our costing liabilities mix from higher costing borrowed funds to lower costing deposits and a lower overall cost of funds has offset the impact of the depressed interest rate environment on our net interest margin, resulting in net interest margin improvement in both 2010 and 2011.

Interest income, on a tax equivalent basis, was $176,524 for 2011 compared to $170,484 for 2010. The average balance of interest-earning assets increased during 2011 as compared to 2010 driving the increase in interest income; however, the lower interest rate environment and the change in the mix of interest-earning assets from higher yielding loans to lower yielding investment securities contributed to a lower yield on earning assets. The following table presents the percentage of total average earning assets, by type and yield, for 2011, 2010 and 2009:

	Percentage of Total			Yield
	2011	2010	2009	2011	2010	2009
Loans	71.82%	72.17%	75.90%	5.53%	5.65%	5.60%
Securities	22.90	21.78	21.36	4.06	4.34	5.00
Other	5.28	6.05	2.74	0.29	0.28	0.25

Total earning assets	100.00%	100.00%	100.00%	4.92%	5.04%	5.32%

Interest expense was $41,401 for 2011, a decrease of $18,876, or 31.32%, as compared to 2010. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 1.27% for 2011 as compared to 1.93% for 2010, while the average balance of interest-bearing liabilities increased to $3,255,934 for 2011 compared to $3,121,157 for 2010.

The following table presents the Company’s funding sources which consist of total average deposits and borrowed funds, by type, and total cost of funds, for 2011, 2010 and 2009:

	Percentage of Total			Cost of Funds
	2011	2010	2009	2011	2010	2009
Noninterest-bearing demand	13.02%	9.69%	9.16%	—%	—%	—%
Interest-bearing demand	35.84	31.61	27.29	0.68	1.10	1.33
Savings	5.63	4.40	2.80	0.38	0.73	0.17
Time deposits	38.36	41.62	39.68	1.52	2.18	2.67
Federal Home Loan Bank advances	3.40	8.49	16.52	4.11	3.67	3.42
Other borrowed funds	3.75	4.19	4.55	3.16	3.47	3.99

Total deposits and borrowed funds	100.00%	100.00%	100.00%	1.11%	1.74%	2.17%

Interest income, on a tax equivalent basis, was $170,484 for 2010 compared to $175,170 for 2009. The decrease in interest income was driven primarily by a decline in the yield on interest-earning assets as the tax equivalent yield on interest-earning assets decreased 28 basis points during 2010. Although the average balance of interest-earning assets increased during 2010 as compared to 2009, the change in the mix of interest-earning assets from higher yielding loans to lower yielding interest bearing cash balances further contributed to the decline in interest income. Interest expense was $60,277 for 2010, a decrease of $10,821, or 15.22%, as compared to 2009. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 1.93% for 2010 as compared to 2.39% for 2009, while the average balance of interest-bearing liabilities increased to $3,121,157 for 2010 compared to $2,970,813 for 2009.

Loans and Loan Interest Income

Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 61.43%, 58.75% and 64.48% of total assets at December 31, 2011, 2010 and 2009, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2011	2010	2009	2008	2007
Commercial, financial, agricultural	$278,091	$265,276	$281,329	$312,648	$317,866
Lease financing	328	503	778	1,746	2,557
Real estate – construction	81,235	82,361	133,299	241,818	386,184
Real estate – 1-4 family mortgage	824,627	872,382	820,917	886,380	850,658
Real estate – commercial mortgage	1,336,635	1,239,843	1,040,589	1,015,894	948,322
Installment loans to individuals	60,168	64,225	70,703	72,400	81,006

Total loans, net of unearned income	$2,581,084	$2,524,590	$2,347,615	$2,530,886	$2,586,593

The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2011	2010	2009	2008	2007
Commercial, financial, agricultural	10.77%	10.51%	11.98%	12.35%	12.29%
Lease financing	0.01	0.02	0.03	0.07	0.10
Real estate – construction	3.15	3.26	5.68	9.56	14.93
Real estate – 1-4 family mortgage	31.95	34.56	34.97	35.02	32.89
Real estate – commercial mortgage	51.79	49.11	44.33	40.14	36.66
Installment loans to individuals	2.33	2.54	3.01	2.86	3.13

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2011, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Total loans at December 31, 2011 were $2,581,084, an increase of $56,494 from $2,524,590 at December 31, 2010. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $339,462 at December 31, 2011, an increase of $5,781, compared to $333,681 at December 31, 2010. Covered loans acquired in the American Trust transaction totaled $65,561 at December 31, 2011. For covered loans, the FDIC will reimburse the Bank 80% of the losses incurred on these loans.

Loans not covered under a loss-share agreement were $2,241,622, an increase of $50,713, compared to $2,190,909 at December 31, 2010. The increase in loans not covered under a loss-share agreement in 2011 was attributable to growth in owner and non-owner occupied commercial real estate and commercial and industrial loans, as well as loan production generated by our de novo expansion in the second half of 2011. Our de novo locations in Columbus and Starkville, Mississippi and Tuscaloosa and Montgomery, Alabama, all of which opened since the 4th quarter of 2010, contributed $34,058 to total loans at December 31, 2011.

During 2011, loans in our Alabama and Mississippi markets increased $56,507 and $15,962, respectively, while loans in our Tennessee markets decreased $60,971 from December 31, 2010. Loans in our Georgia markets increased $44,996 from December 31, 2010 as a result of the loans acquired from American Trust and new loan originations offset by aggressive efforts to bring the covered loans that are commercial in nature to resolution as the loss-share agreements applicable to this portfolio provides reimbursement for five years.

The following table provides a breakdown of covered loans and loans not covered under a loss-share agreement at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$17,803	$260,288	$278,091	$20,921	$244,355	$265,276
Lease financing	—	328	328	—	503	503
Real estate – construction:
Residential	3,158	28,644	31,802	6,476	31,143	37,619
Commercial	3,918	43,702	47,620	9,087	30,638	39,725
Condominiums	—	1,813	1,813	—	5,017	5,017

Total real estate – construction	7,076	74,159	81,235	15,563	66,798	82,361
Real estate – 1-4 family mortgage:
Primary	21,447	351,702	373,149	19,786	343,712	363,498
Home equity	23,048	170,092	193,140	21,454	161,973	183,427
Rental/investment	42,261	125,147	167,408	51,065	148,308	199,373
Land development	21,167	69,763	90,930	30,214	95,870	126,084

Total real estate – 1-4 family mortgage	107,923	716,704	824,627	122,519	749,863	872,382
Real estate – commercial mortgage:
Owner-occupied	101,448	539,772	641,220	71,455	522,288	593,743
Non-owner occupied	48,939	480,585	529,524	24,863	432,872	457,735
Land development	56,105	109,786	165,891	78,254	110,111	188,365

Total real estate – commercial mortgage	206,492	1,130,143	1,336,635	174,572	1,065,271	1,239,843
Installment loans to individuals	168	60,000	60,168	106	64,119	64,225

Total loans, net of unearned income	$339,462	$2,241,622	$2,581,084	$333,681	$2,190,909	$2,524,590

Loans secured by real estate represented 86.88%, 86.93% and 84.98% of the Company’s total loan portfolio at December 31, 2011, 2010 and 2009, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Real estate – construction:
Residential	$31,802	$37,619	$45,559
Commercial	47,620	39,725	74,440
Condominiums	1,813	5,017	13,300

Total real estate – construction	81,235	82,361	133,299
Real estate – 1-4 family mortgage:
Primary	373,149	363,498	345,971
Home equity	193,140	183,427	171,180
Rental/investment	167,408	199,373	158,436
Land development	90,930	126,084	145,330

Total real estate – 1-4 family mortgage	824,627	872,382	820,917
Real estate – commercial mortgage:
Owner-occupied	641,220	593,743	537,387
Non-owner occupied	529,524	457,735	367,011
Land development	165,891	188,365	136,191

Total real estate – commercial mortgage	1,336,635	1,239,843	1,040,589

Total loans secured by real estate	$2,242,497	$2,194,586	$1,994,805

Mortgage loans held for sale were $28,222 at December 31, 2011 compared to $27,704 at December 31, 2010 and $25,749 at December 31, 2009. Originations of mortgage loans to be sold totaled $433,845 in 2011, $519,447 in 2010 and $815,067 in 2009. Mortgage rates in 2009 declined to historic lows (at that time), which prompted a significant increase in refinancings in 2009; this explains the lower level of originations in 2010 and 2011. Although mortgage rates in the latter half of 2011 have again reached historic lows, there has not yet been an increase in refinancings as occurred in 2009. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Investments and Investment Interest Income

Investment income is the second largest component of interest income. The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2011		2010		2009
Obligations of other U.S. Government agencies and corporations	$ 125,055	15.70%	$97,455	11.68%	$63,032	8.83%
Mortgage-backed securities	409,639	51.44	473,456	56.74	457,891	64.11
Obligations of states and political subdivisions	224,750	28.22	206,083	24.70	138,806	19.44
Trust preferred securities	12,785	1.61	4,583	0.54	14,438	2.02
Other debt securities	21,875	2.75	23,054	2.76	—	—
Other equity securities	2,237	0.28	29,841	3.58	39,997	5.60

	$796,341	100.00%	$834,472	100.00%	$714,164	100.00%

In 2011, investment income, on a tax equivalent basis, increased $1,383 to $33,389 from $32,006 for 2010. The average balance in the investment portfolio in 2011 was $821,533 compared to $737,256 in 2010. The tax equivalent yield on the investment portfolio in 2011 was 4.06%, down 28 basis points from 2010. The decline in yield was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to the generally lower interest rate environment.

The balance of our investment portfolio at December 31, 2011 declined $38,131 to $796,341 compared to $834,472 at December 31, 2010. During 2011, we purchased $295,038 in investment securities. U.S. Government Agency securities and municipal securities accounted for 44.28% and 17.50%, respectively, of total securities purchased in 2011. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, made up the remaining 38.22% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. The carrying value of securities sold during 2011 totaled $94,023, consisting of mortgage-backed securities and municipal securities. Maturities and calls of securities during 2011 totaled $234,395. At December 31, 2011, unrealized losses of $17,864 were recorded on investment securities with a carrying value of $40,191.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $30,410 and $29,452 and a fair value of $12,785 and $1,433 at December 31, 2011 and 2010, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 352 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. Accordingly, the Company recognized other-than-temporary-impairment losses on these securities of $262 and $3,075 during the years ended December 31, 2011 and 2010, respectively. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities were classified as nonaccrual assets at December 31, 2011. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.

In 2010, investment income, on a tax equivalent basis, decreased $3,126 to $32,006 from investment income on a tax equivalent basis for 2009. The average balance in the investment portfolio in 2010 was $737,256. The tax equivalent yield on the investment portfolio in 2010 was 4.34%, down 66 basis points from 2009.

At December 31, 2010, the balance of our investment portfolio was $834,472, an increase of $120,308 as compared to December 31, 2009. The acquisition of Crescent increased the investment portfolio by $24,206. During 2010, we also purchased $530,699 in investment securities. The purchases were primarily mortgage-backed securities, CMOs, and other debt securities comprising approximately 56.22% of the purchases. Other debt securities consist primarily of asset-backed securities other than mortgage-backed securities or CMOs that are guaranteed by U.S. government agencies. U.S. Government Agency securities purchased accounted for approximately 28.66%, with the remainder of the purchases being primarily municipal securities. Maturities and calls of securities during 2010 totaled $284,639. At December 31, 2010, unrealized losses of $32,566 were recorded on investment securities with a carrying value of $192,067.

The Company also held investments in mortgage-backed securities and CMOs of institutions not sponsored by government entities, commonly referred to as “private-label” securities. This portfolio of private label securities was sold during 2010 at which time the Company recorded a loss of $461 on the sale of this portfolio.

Deposits and Deposit Interest Expense

Average Interest-Bearing Deposits to Total Average Deposits
2011	2010	2009
85.98%	88.90%	88.40%

The Company relies on deposits as its major source of funds. Total deposits were $3,412,237, $3,468,151 and $2,576,100 at December 31, 2011, 2010 and 2009, respectively. Noninterest-bearing deposits at December 31, 2011, 2010 and 2009 were $531,910, $368,798 and $304,962, respectively, while interest-bearing deposits were $2,880,327, $3,099,353 and $2,271,138 at December 31, 2011, 2010 and 2009, respectively. The acquisition of American Trust contributed noninterest-bearing and interest-bearing deposits of $8,807 and $106,479, respectively, at December 31, 2011, while our de novo locations in Columbus and Starkville, Mississippi and Montgomery and Tuscaloosa, Alabama, all of which opened since the fourth quarter of 2010, collectively contributed noninterest-bearing and interest-bearing deposits of $31,427 and $21,776, respectively, at December 31, 2011. Excluding the American Trust deposits and deposits contributed by de novo branches, deposits decreased $224,403, or 6.48%, during 2011 compared to 2010. The decrease in deposits at December 31, 2011 as compared to December 31, 2010 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature and public fund deposit contracts to expire without renewal. Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Generally, public fund time deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. As a result of management’s strategy to grow and maintain core deposits as described previously, public fund deposits at December 31, 2011 declined to $338,273 from $359,195 and $360,948 at December 31, 2010 and 2009, respectively.

Following management’s emphasis on growing a stable source of funding through core deposits and allowing more costly deposits to mature or expire, deposits in our Mississippi, Tennessee, and Georgia markets (excluding the contribution of American Trust deposits) decreased $52,499, $33,309, and $101,729, respectively, during 2011. Deposits in our Alabama markets increased $16,337 during 2011 due to an increase in public fund deposits for which contracts previously existed.

Interest expense on deposits was $31,729, $44,487 and $46,708 for 2011, 2010 and 2009, respectively. The cost of interest-bearing deposits was 1.06%, 1.66% and 2.05% for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

Borrowed Funds and Interest Expense on Borrowings

Total borrowings include federal funds purchased, treasury, tax and loan notes, securities sold under agreements to repurchase, advances from the FHLB, debt guaranteed by the FDIC under its Temporary Liquidity Guarantee Program and junior subordinated debentures. Interest expense on total borrowings was $9,672, $15,790 and $24,390 for the years ending December 31, 2011, 2010 and 2009, respectively. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used, as needed, to meet day to day liquidity needs. FHLB advances were $117,454, $175,119 and $469,574 at December 31, 2011, 2010 and 2009, respectively. The Company assumed $15,020 in long-term FHLB advances in connection with the American Trust acquisition, all of which were repaid during the first quarter of 2011. Furthermore, the Company repaid $50,000 of long-term FHLB borrowings during the first quarter of 2011 and incurred prepayment penalties of $1,903. The Company had no short-term FHLB advances outstanding at December 31, 2011, 2010, or 2009. At December 31, 2011, the Company had $983,950 of availability on unused lines of credit with the FHLB. The cost of our FHLB advances was 4.11%, 3.67% and 3.42% for 2011, 2010 and 2009.

Interest expense on junior subordinated debentures was $2,487, $3,058 and $4,332 for the years ended December 31, 2011, 2010 and 2009, respectively. For more information about our outstanding subordinated debentures, refer to the discussion in this item below under the heading “Shareholders’ Equity and Regulatory Matters.”

Effective January 2012, a portion of the Federal Reserve’s Treasury Tax and Loan program was eliminated. As a result, all deposits held by the Company under the program were withdrawn as of December 31, 2011. The outstanding balance of treasury, tax and loan notes at December 31, 2010 and 2009 was $3,299 and $2,682, respectively.

Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2011	2010	2009
1.50%	2.41%	1.51%

Total noninterest income includes fees generated from deposit services, loan services, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus over the last few years has been to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 33.68%, 46.53% and 35.61% for 2011, 2010 and 2009.

Noninterest income was $68,624 for the year ended December 31, 2011, a decrease of $27,291, or 28.45%, as compared to $95,915 for 2010. Noninterest income was $57,558 for the year ended December 31, 2009. The bargain purchase gains resulting from the acquisitions of American Trust and Crescent in 2011 and 2010, respectively, are the primary drivers for the fluctuation in noninterest income. Gains on acquisitions, including the gain recognized in connection with acquisition of RBC Bank (USA), totaled $9,344 in 2011 compared to $42,211 in 2010.

Service charges on deposit accounts, the primary contributor to noninterest income, were $19,286 for 2011, a decrease of $2,418, or 11.14%, from 2010. Service charges on deposit accounts were $21,704 in 2010, a decrease of $296 from 2009. Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. The decline in service charges on deposit accounts was primarily a result of the reduction in customer spending which began in 2009 as a result of current economic conditions and the impact of new regulations enacted in the third quarter of 2010 which restricted the Company’s ability to impose overdraft fees. Overdraft fees represented 88.60%, 89.81% and 90.04% of total charges for deposit services in 2011, 2010 and 2009.

Fees and commissions increased 23.63% to $16,975 during 2011 as compared to $13,731 for 2010. Fees and commissions include fees charged on loans, such as origination, underwriting, documentation and other administrative fees, as well as fees related to deposit services, such as interchange fees on debit card transactions. Loan fees increased $2,116 to $7,851 during 2011 as compared to $5,735 for 2010. This is due to the increase in both portfolio loans originated in 2011 and mortgage loan originations to be sold in the secondary market during the same period. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For 2011, fees associated with debit card usage were $7,337, an increase of 17.05% as compared to $6,268 for 2010. Income derived from use of our debit cards made up 39.26% of the total fees and commissions for 2011. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. However, the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011 could have a negative impact on the Company’s income derived from this effort. As directed by statute, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. The provisions apply only to financial institutions with more than $10 billion in assets. As affected institutions lower their debit card fees, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact.

Fees and commissions decreased $1,488 to $13,731 during 2010 as compared to $15,219 for 2009. Loan fees decreased $2,369 during 2010 to $5,735 as compared to 2009. This is due to the decrease in portfolio loans originated during 2010 and lower mortgage loan originations to be sold in the secondary market during the same period. For 2010, fees associated with debit card usage were $6,268, an increase of 12.67% as compared to $5,563 for 2009.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,274, $3,408 and $3,319 for the years ended December 31, 2011, 2010 and 2009, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $368, $274 and $310 for 2011, 2010 and 2009, respectively.

The operations of the Community Banks’ trust services and Financial Services division were combined with the acquired assets under management of the RBC Bank (USA) trust division to create a Wealth Management segment, the revenue of which is reported in the Consolidated Statements of Income in the noninterest income section under the line item “Wealth Management revenue.” The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Company provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $4,868 for 2011 compared to $3,641 for 2010 and $3,441 for 2009. The market value of trust assets under management was $1,024,585 and $447,839 at December 31, 2011 and 2010, respectively. The increases in trust revenue and the market value of trust assets under management during 2011 were primarily attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA) in the third quarter of 2011.

Gains on sales of securities for 2011 were $5,057, resulting from the sale of approximately $94,024 in securities. Gains on sales of securities for 2010 were $3,955, resulting from the sale of approximately $125,969 in securities. Other-than-temporary-impairment losses recognized in 2010 and 2011 are discussed above. Gains on sales of securities for 2009 were $2,318, resulting from the sale of approximately $100,295 in securities. The gains in 2009 were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.

Gains on the sale of mortgage loans held for sale were $4,133, $6,224, and $7,566 for the years ended December 31, 2011, 2010, and 2009, respectively. Originations of mortgage loans to be sold totaled $433,835 for 2011 as compared to $519,447 for 2010 and $818,067 for 2011. The decrease in originations of mortgage loans to be sold and the related gain on the sales since 2009 is due to the higher levels of refinancing in 2009 made possible by historically lower mortgage interest rates.

Noninterest Expense

Noninterest Expense to Average Assets
2011	2010	2009
3.30%	3.13%	2.85%

Noninterest expense was $140,676, $123,619 and $105,753 for 2011, 2010 and 2009, respectively. Noninterest expense increased $17,057, or 13.80%, during 2011 as compared to 2010. The operations of American Trust increased noninterest expenses by $2,365 during 2011. Noninterest expense for 2011 includes $1,651 of acquisition related costs associated with the American Trust and the RBC Bank (USA) trust department acquisitions and $1,903 in prepayment penalties associated with paying off $50 million of FHLB borrowings.

Salaries and employee benefits is the largest component of noninterest expenses and represented 47.01%, 47.65% and 52.40% of total noninterest expense at December 31, 2011, 2010 and 2009, respectively. During 2011, salaries and employee benefits increased $7,235, or 12.28%, to $66,135 as compared to $58,900 for 2010. The increase is attributable to our acquisitions of American Trust and the RBC Bank (USA) trust department and expansion of our franchise by opening de novo locations in Columbus, Mississippi in the fourth quarter of 2010 and Starkville, Mississippi and Tuscaloosa and Montgomery, Alabama during 2011. During 2010, salaries and employee benefits increased $3,485, or 6.28%, to $58,900 as compared to $55,415 for 2009 primarily as a result of the acquisition of Crescent.

The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $620, $752 and $626 for 2011, 2010 and 2009, respectively.

Data processing costs increased $923 to $7,297 for 2011 from 2010. Data processing costs increased $769, or 13.72%, to $6,374 for 2010 from 2009. The increase in data processing costs over the periods presented is reflective of increased loan and deposit processing from growth in the number of loans and deposits. The inclusion of data processing costs from American Trust and Crescent operations in 2011 and 2010, respectively, also contributed to the increase since 2009.

Net occupancy and equipment expense in 2011 was $13,552, up $1,708 from 2010. This increase is attributable to occupancy costs associated with the operations of the Company’s recent banking expansions beginning in 2010 partially offset by lower depreciation expense. Net occupancy and equipment expense in 2010 was $11,844, down $494 from 2009.

Expenses related to other real estate owned for 2011 were $15,326, an increase of $5,708 compared to 2010. Expenses on other real estate owned for 2011 include write downs of $8,224 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $47,972 was sold during 2011, resulting in a net loss of $3,073. Expenses related to other real estate owned for 2010 were $9,618, an increase of $7,130 compared to the same period in 2009. Expenses on other real estate owned for the year ended December 31, 2010 included a $3,718 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $30,278 was sold during 2010, resulting in a net loss of $1,824.

Professional fees include fees for legal and accounting services as well as fees we pay our directors. Professional fees were $4,305 for 2011 as compared to $3,800 for 2010 and $3,813 for 2009. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio.

Advertising and public relations expense was $4,764 for 2011, up $1,017, or 27.14%, compared to $3,747 for 2010. Advertising and public relations expense increased $571 for 2010 compared to $3,176 for 2009. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets since 2010.

Amortization of intangible assets totaled $1,742 for 2011 compared to $1,974 for 2010 and $1,966 for 2009. This amortization relates to finite-lived intangible assets recorded in prior mergers which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three to fifteen years. During 2011, the Company amortized the remaining core deposit intangible recorded in connection with the Renasant Bancshares acquisition. The amortization was $326 in 2011 compared to $652 in 2010. This reduction was offset by amortization expense related to finite-lived intangible assets recorded in association with the Crescent, American Trust and the RBC Trust (USA) trust department acquisitions.

Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $5,234 for 2011 as compared to $4,677 for 2010 and $4,390 for 2009.

Total noninterest expenses for 2011 included $1,651 of acquisition-related expenses associated with the American Trust and RBC Bank (USA) trust division acquisitions and a prepayment penalty totaling $1,903 associated with the payoff of $50,000 of FHLB advances. In comparison, total noninterest expenses for 2010 included $1,955 of acquisition-related expenses associated with the Crescent acquisition and a prepayment penalty totaling $2,785 associated with the payoff of $148,000 of FHLB advances.

Efficiency Ratio
2011	2010	2009
69.04%	59.97%	65.43%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. The improvement in our efficiency ratio in 2010 is attributable to the bargain purchase gain arising from the Crescent acquisition. Excluding the gains on acquisitions included in noninterest income in 2011 and 2010, our efficiency ratio was 72.36% and 75.42% in 2011 and 2010, respectively. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from levels reported in 2011 and 2010 as the Company replaces noninterest income lost due to recent regulatory changes and reduces credit related costs as credit quality improves.

Income Taxes

Income tax expense for 2011, 2010 and 2009 was $9,043, $15,018 and $5,863, respectively. The effective tax rates for those years were 26.08%, 32.16% and 24.05%, respectively. The decrease in the effective tax rate for 2011 as compared to 2010 was attributable to higher levels of tax-exempt interest income and income from bank-owned life insurance in 2011 as compared to 2010. The increase in the effective tax rate for 2010 as compared to the prior years presented was attributable to higher levels of taxable income in 2010 as a result of the Crescent acquisition.

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

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loan and loss management committees and the Board of Directors loan committee and problem loan review committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing its review on commercial and real estate loans rather than consumer and consumer mortgage loans.

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

The loss management committee and the Board of Directors’ problem loan review committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. In addition, the Company’s portfolio management committee monitors and identifies risks within the Company’s loan portfolio by focusing its efforts on reviewing and analyzing loans which are not on the Company’s internal watch list. The portfolio management committee monitors loans in portfolios or regions which management believes could be stressed or experiencing credit deterioration.

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

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for 2011 were $23,425, or 0.91% as a percentage of average loans, compared to net charge-offs of $24,395, or 1.00%, for 2010 and $22,650, or 0.91%, for 2009. The current levels of net charge-offs are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. Although many of the markets in which we operate did not experience the extreme appreciation in real estate values as experienced in other national markets over the past few years, the real estate market in all of our markets began to slow down significantly in 2008. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. These conditions largely existed throughout 2011.

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $44,340, $45,415 and $39,145 at December 31, 2011, 2010 and 2009, respectively.

Provision for Loan Losses to Average Loans
2011	2010	2009
1.26%	1.26%	1.08%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $22,350, $30,665 and $26,890 for 2011, 2010 and 2009, respectively. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the market in which we operate. The Company has increased the provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration is reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, over the same period. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. For impaired loans, specific reserves were established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans at December 31 for each of the years presented:

	2011	2010	2009	2008	2007
Specific reserves for impaired loans	$15,410	$17,529	$14,468	$8,769	$3,625
Allocated reserves for remaining portfolio	28,930	27,886	24,677	26,136	22,747

Total	$44,340	$45,415	$39,145	$34,905	$26,372

All of the loans acquired in the American Trust and Crescent acquisitions and certain loans acquired in the Capital and Heritage mergers that are accounted for under ASC 310-30 are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the provision for loan losses for loans accounted for under ASC 310-30 during 2011 or 2010. Management believes that as of December 31, 2011 the estimated cash flows of the loans accounted for under ASC 310-30 has not deteriorated further since the date of acquisition and, thus, the carrying value of these loans at December 31, 2011 continues to reflect the future cash flows.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2011	2010	2009	2008	2007
Commercial, financial, agricultural	$4,197	$2,625	$4,855	$5,238	$5,583
Lease financing	1	3	4	8	12
Real estate – construction	1,073	2,115	4,494	6,590	2,613
Real estate – 1-4 family mortgage	17,191	20,870	15,593	10,514	8,219
Real estate – commercial mortgage	20,979	18,779	12,577	10,775	8,756
Installment loans to individuals	899	1,023	1,622	1,780	1,189

Total	$44,340	$45,415	$39,145	$34,905	$26,372

The table below reflects the activity in the allowance for loan losses, in thousands, for the years ended December 31:

	2011	2010	2009	2008	2007
Balance at beginning of year	$45,415	$39,145	$34,905	$26,372	$19,534
Additions from business combinations	—	—	—	—	5,253
Provision for loan losses	22,350	30,665	26,890	22,804	4,838
Charge-offs
Commercial, financial, agricultural	2,037	1,161	2,682	623	253
Lease financing	—	—	—	—	—
Real estate – construction	836	4,181	2,719	2,393	1,821
Real estate – 1-4 family mortgage	16,755	14,189	16,234	11,224	1,411
Real estate – commercial mortgage	5,792	6,512	2,144	1,067	2
Installment loans to individuals	373	319	313	376	612

Total charge-offs	25,793	26,362	24,092	15,683	4,099
Recoveries
Commercial, financial, agricultural	272	282	187	207	432
Lease financing	—	—	—	—	—
Real estate – construction	110	68	199	136	28
Real estate – 1-4 family mortgage	767	999	700	237	230
Real estate – commercial mortgage	1,056	533	158	31	2
Installment loans to individuals	163	85	198	801	154

Total recoveries	2,368	1,967	1,442	1,412	846

Net charge-offs	23,425	24,395	22,650	14,271	3,253

Balance at end of year	$44,340	$45,415	$39,145	$34,905	$26,372

Net charge-offs to:
Loans - average	0.91%	1.00%	0.91%	0.55%	0.14%
Allowance for loan losses	52.83%	53.72%	57.86%	40.89%	12.34%
Allowance for loan losses to:
Loans - year end	1.98%	2.07%	1.67%	1.38%	1.02%
Nonperforming loans	127.00%	84.32%	78.25%	87.45%	162.02%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2011	2010	2009	2008
Real estate – construction:
Residential	$724	$1,378	$2,278	$1,735
Commercial	2	—	—	—
Condominiums	—	2,735	242	522

Total real estate – construction	726	4,113	2,520	2,257
Real estate – 1-4 family mortgage:
Primary	1,570	2,513	1,765	1,481
Home equity	1,721	1,601	2,191	1,160
Rental/investment	3,813	1,751	1,548	1,897
Land development	8,884	7,325	10,030	6,449

Total real estate – 1-4 family mortgage	15,988	13,190	15,534	10,987
Real estate – commercial mortgage:
Owner-occupied	3,123	2,713	213	227
Non-owner occupied	(282)	2,288	1,711	759
Land development	1,895	978	62	50

Total real estate – commercial mortgage	4,736	5,979	1,986	1,036

Total net charge-offs of loans secured by real estate	$21,450	$23,282	$20,040	$14,280

Nonperforming Assets

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

Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuing financial institutions and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing securities available-for-sale consists of the Company’s investments in pooled trust preferred securities, each of which are on nonaccrual status.

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements:

	Covered Assets	Not Covered Assets	Total Assets
December 31, 2011
Nonaccruing loans	$88,034	$31,154	$119,188
Accruing loans past due 90 days or more	1,134	3,760	4,894

Total nonperforming loans	89,168	34,914	124,082
Other real estate owned	43,156	70,079	113,235

Total nonperforming loans and OREO	132,324	104,993	237,317
Nonaccruing securities available-for-sale, at fair value	—	12,785	12,785

Total nonperforming assets	$132,324	$117,778	$250,102

Nonperforming loans to total loans			4.81%
Nonperforming assets to total assets			5.95%
Allowance for loan losses to total loans			1.72%

December 31, 2010
Nonaccruing loans	$82,393	$46,662	$129,055
Accruing loans past due 90 days or more	—	7,196	7,196

Total nonperforming loans	82,393	53,858	136,251
Other real estate owned	54,715	71,833	126,548

Total nonperforming assets	$137,108	$125,691	$262,799

Nonperforming loans to total loans			5.40%
Nonperforming assets to total assets			6.12%
Allowance for loan losses to total loans			1.80%

Due to the significant difference in the accounting for the loans and other real estate owned covered by loss-share agreements and loss mitigation offered under the loss-share agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at December 31, 2011 or December 31, 2010 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under ASC 310-30.

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

	2011	2010	2009	2008	2007
Nonaccruing loans	$31,154	$46,662	$39,454	$35,661	$14,231
Accruing loans past due 90 days or more	3,760	7,196	10,571	4,252	2,046

Total nonperforming loans	34,914	53,858	50,025	39,913	16,277
Restructured loans	36,311	32,615	36,335	1,270	543

Total nonperforming and restructured loans	$71,225	$86,473	$86,360	$41,183	$16,820

Interest income recognized on nonaccruing and restructured loans	$2,043	$1,200	$1,557	$1,597	$807

Interest income foregone on nonaccruing and restructured loans	$2,341	$2,166	$1,285	$538	$277

Nonperforming loans to:
Loans – year end	1.56%	2.46%	2.13%	1.58%	0.63%
Loans – average	1.35%	2.20%	2.00%	1.54%	0.72%

The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category at December 31 for each of the years presented.

	2011	2010	2009	2008	2007
Commercial, financial, agricultural	$3,505	$2,422	$3,446	$2,709	$140
Real estate – construction:
Residential	489	333	3,648	5,196	3,671
Commercial	—	—	—	—	—
Condominiums	—	—	—	1,255	—

Total real estate – construction	489	333	3,648	6,451	3,671
Real estate – 1-4 family mortgage:
Primary	5,242	6,514	4,281	2,968	4,883
Home equity	1,013	829	990	612	84
Rental/investment	5,757	10,942	5,500	3,796	317
Land development	1,739	17,608	17,859	18,141	3,915

Total real estate – 1-4 family mortgage	13,751	35,893	28,630	25,517	9,199
Real estate – commercial mortgage:
Owner-occupied	2,342	6,336	3,984	2,341	339
Non-owner occupied	11,741	4,300	5,049	2,753	2,794
Land development	2,413	3,903	5,045	—	—

Total real estate – commercial mortgage	16,496	14,539	14,078	5,094	3,133
Installment loans to individuals	673	671	223	142	134

Total nonperforming loans	$34,914	$53,858	$50,025	$39,913	$16,277

The increase in nonperforming loans since December 31, 2007, as shown in the above tables, is attributable to credit deterioration primarily in our commercial and residential land development loans over the period. The decrease in nonperforming loans at December 31, 2011 compared to prior years was due to management foreclosing on several problem loans, primarily residential land development loans. Nonperforming land development loans represented 11.89%, 39.94% and 45.79% of total nonperforming loans at December 31, 2011, 2010, and 2009, respectively. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2011. Management also continually monitors past due loans for potential credit quality deterioration. Total loans past due 30-89 days were $15,804, $21,520 and $24,062 at December 31, 2011, 2010 and 2009, respectively.

As shown above, restructured loans totaled $36,311 at December 31, 2011 compared to $32,615 at December 31, 2010. At December 31, 2011, total loans restructured through interest rate concessions represented 67.27% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2011 and 2010:

	2011	2010
Commercial, financial, agricultural	$—	$125
Real estate – construction:
Residential	—	—
Commercial	—	—
Condominiums	—	—

Total real estate – construction	—	—
Real estate – 1-4 family mortgage:
Primary	5,106	4,313
Home equity	—	—
Rental/investment	2,060	1,969
Land development	10,923	14,834

Total real estate – 1-4 family mortgage	18,089	21,116
Real estate – commercial mortgage:
Owner-occupied	11,226	3,844
Non-owner occupied	6,232	5,510
Land development	585	1,839

Total real estate – commercial mortgage	18,043	11,193
Installment loans to individuals	179	181

Total restructured loans	$36,311	$32,615

Changes in the Company’s restructured loans are set forth in the table below. The update to ASC 310 issued by FASB in April 2011 that provided clarification of which loan modifications constituted troubled debt restructurings did not affect loans previously disclosed as restructured at December 31, 2010 or additional loans with concessions in the table below.

	2011	2010
Balance as of January 1	$32,615	$36,335
Additional loans with concessions	18,540	19,312
Reductions due to:
Reclassified as nonperforming	(9,861)	(14,224)
Transfer to other real estate owned	(2,898)	(3,110)
Charge-offs	—	(2,914)
Paydowns	(1,453)	(1,820)
Lapse of concession period	(632)	(964)

Balance as of December 31	$36,311	$32,615

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $29,085 was sold during the year ended December 31, 2011, resulting in a net loss of $2,522, while other real estate owned with a cost basis of $27,901 was sold during the year ended December 31, 2010, resulting in a net loss of $1,824. Other real estate owned with a cost basis of $16,005 was sold during the year ended December 31, 2009, resulting in a net loss of $818.

The following table provides details of the Company’s other real estate owned as of December 31, 2011 and 2010:

	2011	2010
Residential real estate	$15,364	$15,445
Commercial real estate	11,479	18,266
Residential land development	36,105	33,172
Commercial land development	7,131	4,501
Other	—	449

Total other real estate owned and repossessions	$70,079	$71,833

Changes in the Company’s other real estate owned were as follows:

	2011	2010
Balance as of January 1	$71,833	$58,568
Additions	34,480	44,408
Capitalized improvements	61	696
Impairments	(7,894)	(3,718)
Dispositions	(29,085)	(27,901)
Other	684	(220)

Balance as of December 31	$70,079	$71,833

Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. Management believes a significant impact on the Company’s financial results stems from our ability to react to changes in interest rates. To that end, management actively monitors and manages our interest rate risk exposure.

We have an Asset/Liability Committee (“ALCO”) which is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.

We monitor the impact of changes in interest rates on our net interest income and economic value of equity (“EVE”) using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. The EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels at December 31:

	Percentage Change In:
Change in Interest Rates(1)	Net Interest Income(2)		Economic Value of Equity (3)
(In Basis Points)	2011	2010	2011	2010
+200	2.71%	(3.25%)	13.87%	10.70%
+100	1.78%	(3.37%)	10.30%	6.63%
-100	(0.74%)	(1.12%)	(5.09%)	(4.94%)

(1) On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of 200 bps.

(2) The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3) The percentage change in this column represents our EVE in a stable interest rate environment versus the EVE in the various rate scenarios.

The shift in the shock results for the net interest income simulation from slightly liability-sensitive at year-end 2010 to slightly asset-sensitive at year-end 2011 is due largely to our improved liability mix; as significant decreases in fixed rate time deposits and borrowings were offset by corresponding increases in non-interest bearing and lower cost variable rate deposits. There was also a more moderate shift on the asset side from fixed rate or non-earning assets to variable rate assets. These balance sheet changes also account for the slight increase in the EVE results under rising rates.

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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to manage its interest rate risk exposure and to facilitate the needs of its customers.

The Company utilizes interest rate contracts to mitigate exposure to interest rate risk and to facilitate the needs of its customers. Beginning in the first quarter of 2011, the Company began entering into derivative instruments not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2011, the Company had notional amounts of $43,343 on interest rate contracts with corporate customers and $43,343 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

The Company also enters into interest rate lock commitments with its customers to mitigate the Company’s interest rate risk associated with its commitments to fund fixed-rate residential mortgage loans. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the customer for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a customer, the Company also enters into a forward commitment to sell the residential mortgage loan to secondary market investors. As such, the Company does not incur risk if the interest rate lock commitment in the pipeline fails to close.

For more information about the Company’s derivative financial instruments, see Note S, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. Management continually monitors the liquidity and non-core dependency ratios to ensure compliance with ALCO targets.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 28.29% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2011, securities with a carrying value of approximately $325,952 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $348,392 at December 31, 2010. Lower levels of public fund deposits at December 31, 2011 as compared to December 31, 2010 resulted in the decrease in the amount of pledged investment securities at December 31, 2011.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at December 31, 2011 or December 31, 2010. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs, primarily when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. As of December 31, 2011, the balance of our outstanding advances with the FHLB was $117,454. The total amount of the remaining credit available to us from the FHLB at December 31, 2011 was $983,950. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit maturing at various times within the next twelve months. At December 31, 2011 and 2010, there were no amounts outstanding under these lines of credit.

In October 2008, the FDIC announced the Temporary Liquidity Guaranty Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies. Under the final rules, qualifying newly issued senior unsecured debt with a maturity greater than 30 days issued on or before October 31, 2009, would be backed by the full faith and credit of the United States through June 30, 2012. The guarantee was limited to 2% of consolidated liabilities for entities, such as the Company, that had no senior unsecured debt outstanding as of September 30, 2008. Renasant Bank issued $50,000 of qualifying senior debt securities guaranteed under the TLGP in March 2009. Management used the proceeds from the debt issuance to pay-off long term advances with the FHLB as they matured in 2009. The outstanding balance is expected to be paid with cash on hand when it matures in 2012.

The following table presents the percentage of total average deposits and borrowed funds, by type, and total cost of funds, for each of the years presented:

	Percentage of Total			Cost of Funds
	2011	2010	2009	2011	2010	2009
Noninterest-bearing demand	13.02%	9.69%	9.16%	—%	—%	—%
Interest-bearing demand	35.84	31.61	27.29	0.68	1.10	1.33
Savings	5.63	4.40	2.80	0.38	0.73	0.17
Time deposits	38.36	41.62	39.68	1.52	2.18	2.67
Federal Home Loan Bank advances	3.40	8.49	16.52	4.11	3.67	3.42
Other borrowed funds	3.75	4.19	4.55	3.16	3.47	3.99

Total deposits and borrowed funds	100.00%	100.00%	100.00%	1.11%	1.74%	2.17%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position. Our cost of funds decreased in 2011, 2010, and 2009 as management used lower costing deposits and repaid higher costing funding sources.

Cash and cash equivalents were $209,017 at December 31, 2011, compared to $292,669 at December 31, 2010 and $148,560 at December 31, 2009. Cash provided by investing activities for the year ended December 31, 2011 was $135,537 compared to $329,820 in 2010 and $96,594 in 2009. The net cash proceeds received from the acquisition of American Trust were $148,443 for 2011, compared to the net cash proceeds received from the acquisition of Crescent of $337,127 for 2010. The net cash paid for the RBC Bank (USA) trust division acquisition was $792 for 2011. Purchases of investment securities were $295,038 for 2011 compared to $530,699 for 2010 and $362,865 for 2009. Proceeds from the sale, maturity or call of securities within our investment portfolio were $333,476 for 2011 compared to $414,563 for 2010 and $348,237 in 2009. A net increase in loans utilized funds of $44,333 in 2011 compared to a net decrease in loans in 2010 and 2009 providing funds of $120,331 and $112,266, respectively.

Cash used in financing activities for the year ended December 31, 2011, 2010 and 2009 was $372,320, $286,161 and $98,133, respectively. Cash provided from the acquisition of American Trust was partially used to reduce long-term debt by $72,645 for 2011. Cash provided from the acquisition of Crescent in 2010 and the deposits generated in 2009 was primarily used to reduce our total borrowings in each respective year. Cash used to reduce total borrowings was $326,543 for 2010 and $372,679 for 2009. The net proceeds to the Company from the issuance and sale of 3,925,000 common shares in a private placement, which was completed on July 23, 2010, were $51,832.

The Company’s liquidity and capital resources are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Please refer to Note O, “Restrictions on Cash, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a detailed discussion of the federal and state restrictions on the Bank’s ability to transfer funds to the Company.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Loan commitments	$401,132	$325,309	$320,259
Standby letters of credit	46,978	28,105	28,956

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For more information about the Company’s off-balance sheet transactions, see Note L, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations

The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	E	$2,442	$4,069	$3,402	$5,629	$15,542
Deposits without a stated maturity(1)	I	2,084,704	—	—	—	2,084,704
Time deposits	I	836,467	341,703	145,648	3,715	1,327,533
Securities sold under agreements to repurchase	J	11,485	—	—	—	11,485
Federal Home Loan Bank advances	K	8,416	45,932	11,899	51,207	117,454
Junior subordinated debentures	K	—	—	—	75,770	75,770
TLGP Senior Note	K	50,000	—	—	—	50,000
Purchase obligations(2)		183	—	—	—	183

Total contractual obligations		$2,993,697	$391,704	$160,949	$136,321	$3,682,671

(1)	Excludes interest.
(2)

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for capital expenditures expected to be incurred in connection with construction and remodeling projects.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $487,202, $469,509 and $410,122 at December 31, 2011, 2010 and 2009, respectively. Book value per share was $19.44, $18.75 and $19.45 at December 31, 2011, 2010 and 2009, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income. During 2010, the Company issued and sold 3.925 million shares of its $5.00 par value per share common stock at a purchase price of $14.00 per share in a private placement with accredited institutional investors. The Company subsequently registered the shares sold in the private placement for resale by the purchasers thereof, although the Company will not receive any proceeds from any resales. The net proceeds to the Company from the private placement, which was completed on July 23, 2010, were $51,832.

On July 8, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which the SEC declared effective on July 13, 2009, allows the Company to raise capital from time to time, up to an aggregate of $150,000, through the sale of common stock, preferred stock, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. The shelf registration statement expires in 2012, but the Company currently intends to file a new registration statement to carry forward the securities registered in 2009.

The Company has junior subordinated debentures with a carrying value of $75,770 at December 31, 2011, of which $73,000 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank as of December 31, 2011:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to Average Assets
Renasant Corporation	$ 375,829	9.44%	$ 199,000	5.00%	$ 159,200	4.00%
Renasant Bank	368,087	9.26%	198,683	5.00%	158,946	4.00%

Tier 1 Capital to Risk-Weighted Assets
Renasant Corporation	$ 375,829	13.32%	$ 169,279	6.00%	$ 112,852	4.00%
Renasant Bank	368,087	13.07%	168,993	6.00%	112,662	4.00%

Total Capital to Risk-Weighted Assets
Renasant Corporation	$ 411,208	14.58%	$ 282,131	10.00%	$ 225,705	8.00%
Renasant Bank	403,407	14.32%	281,655	10.00%	225,324	8.00%

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

RENASANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

Management, with the participation of the Company’s chief executive officer and chief financial officers, conducted an assessment of the Company’s system of internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw	Stuart R. Johnson	Kevin D. Chapman
Chairman, President and	Executive Vice President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Financial Officer

March 8, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee

March 8, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited Renasant Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Company as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 8, 2012 expressed an unqualified opinion.

Memphis, Tennessee

March 8, 2012

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2011	2010
Assets
Cash and due from banks	$85,684	$47,705
Interest-bearing balances with banks	123,333	244,964

Cash and cash equivalents	209,017	292,669

Securities held to maturity (fair value of $344,618 and $228,157, respectively)	332,410	230,786
Securities available for sale, at fair value	463,931	603,686

Mortgage loans held for sale	28,222	27,704
Loans, net of unearned income:
Covered under loss-share agreements	339,462	333,681
Not covered under loss-share agreements	2,241,622	2,190,909

Total loans, net of unearned income	2,581,084	2,524,590
Allowance for loan losses	(44,340)	(45,415)

Loans, net	2,536,744	2,479,175

Premises and equipment, net	54,498	51,424

Other real estate owned:
Covered under loss-share agreements	43,156	54,715
Not covered under loss-share agreements	70,079	71,833

Total other real estate owned, net	113,235	126,548

Goodwill	184,879	184,879
Other intangible assets, net	7,447	6,988
FDIC loss-share indemnification asset	107,754	155,657
Other assets	163,871	137,811

Total assets	$4,202,008	$4,297,327

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$531,910	$368,798
Interest-bearing	2,880,327	3,099,353

Total deposits	3,412,237	3,468,151

Short-term borrowings	11,485	15,386
Long-term debt	243,224	301,050
Other liabilities	47,860	43,231

Total liabilities	3,714,806	3,827,818

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued; 25,066,068 and 25,043,112 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(26,815)	(27,187)
Additional paid-in capital	217,477	217,011
Retained earnings	171,108	162,547
Accumulated other comprehensive loss, net of taxes	(8,147)	(16,441)

Total shareholders’ equity	487,202	469,509

Total liabilities and shareholders’ equity	$4,202,008	$4,297,327

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year Ended December 31,
	2011	2010	2009
Interest income
Loans	$141,910	$136,990	$138,738
Securities
Taxable	19,930	21,689	26,603
Tax-exempt	8,095	6,087	4,996
Other	543	573	227

Total interest income	170,478	165,339	170,564

Interest expense
Deposits	31,729	44,487	46,708
Borrowings	9,672	15,790	24,390

Total interest expense	41,401	60,277	71,098

Net interest income	129,077	105,062	99,466
Provision for loan losses	22,350	30,665	26,890

Net interest income after provision for loan losses	106,727	74,397	72,576

Noninterest income
Service charges on deposit accounts	19,286	21,704	22,000
Fees and commissions	16,975	13,731	15,219
Insurance commissions	3,274	3,408	3,319
Wealth Management revenue	4,868	3,641	3,441
Gains on sales of securities	5,057	3,955	1,673
Other-than-temporary-impairment losses on securities available for sale	(15,445)	(16,189)	—
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	15,183	13,114	—

Net impairment losses on securities	(262)	(3,075)	—
BOLI income	2,821	2,584	2,439
Gains on sales of mortgage loans held for sale	4,133	6,224	7,566
Gain on acquisition	9,344	42,211	—
Other	3,128	1,532	1,901

Total noninterest income	68,624	95,915	57,558

Noninterest expense
Salaries and employee benefits	66,135	58,900	55,415
Data processing	7,297	6,374	5,605
Net occupancy and equipment	13,552	11,844	12,338
Other real estate owned	15,326	9,618	2,488
Professional fees	4,305	3,800	3,813
Advertising and public relations	4,764	3,747	3,176
Intangible amortization	1,742	1,974	1,966
Communications	5,234	4,677	4,390
Merger-related expenses	1,651	1,955	—
Extinguishment of debt	1,903	2,785	—
Other	18,767	17,945	16,562

Total noninterest expense	140,676	123,619	105,753

Income before income taxes	34,675	46,693	24,381
Income taxes	9,043	15,018	5,863

Net income	$25,632	$31,675	$18,518

Basic earnings per share	$1.02	$1.39	$0.88

Diluted earnings per share	$1.02	$1.38	$0.87

Cash dividends per common share	$0.68	$0.68	$0.68

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2009	21,067,539	$113,954	$(28,044)	$184,273	$142,427	$(12,239)	$400,371

Net income					18,518		18,518
Changes in other comprehensive income (loss)						4,783	4,783

Comprehensive income							23,301
Cash dividends ($0.680 per share)					(14,364)		(14,364)
Exercise of stock-based compensation	15,452		256	(68)			188
Stock option compensation				626			626

Balance at December 31, 2009	21,082,991	$113,954	$(27,788)	$184,831	$146,581	$(7,456)	$410,122

Net income					31,675		31,675
Changes in other comprehensive income (loss)						(8,985)	(8,985)

Comprehensive income							22,690
Cash dividends ($0.680 per share)					(15,709)		(15,709)
Shares issued in equity offering	3,925,000	19,625		32,181			51,806
Exercise of stock-based compensation	35,121		601	(753)			(152)
Stock option compensation				752			752

Balance at December 31, 2010	25,043,112	$133,579	$(27,187)	$217,011	$162,547	$(16,441)	$469,509

Net income					25,632		25,632
Changes in other comprehensive income (loss)						8,294	8,294

Comprehensive income							33,926
Cash dividends ($0.680 per share)					(17,071)		(17,071)
Exercise of stock-based compensation	22,956		372	(154)			218
Stock option compensation				620			620

Balance at December 31, 2011	25,066,068	$133,579	$(26,815)	$217,477	$171,108	$(8,147)	$487,202

  See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands, Except Share Data)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$25,632	$31,675	$18,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,350	30,665	26,890
Depreciation, amortization and accretion	4,798	9,503	8,899
Deferred income tax (benefit) expense	(2,498)	9,750	(447)
Funding of mortgage loans held for sale	(433,845)	(519,447)	(815,067)
Proceeds from sales of mortgage loans held for sale	438,212	523,716	838,689
Gains on sales of mortgage loans held for sale	(4,133)	(6,224)	(7,566)
Gains on sales of securities	(5,057)	(3,955)	(1,673)
Other-than-temporary-impairment losses on securities	262	3,075	—
Gains on sales of premises and equipment	(38)	(41)	(18)
Gain on acquisition	(9,344)	(42,211)	—
Stock-based compensation	620	752	626
Decrease in FDIC loss-share indemnification asset, net of accretion	60,110	—	—
Decrease (increase) in other assets	54,186	59,465	(19,452)
Increase in other liabilities	1,876	3,727	306

Net cash provided by operating activities	153,131	100,450	49,705
Investing activities
Purchases of securities available for sale	(112,761)	(426,790)	(356,319)
Proceeds from sales of securities available for sale	86,048	129,924	107,739
Proceeds from call/maturities of securities available for sale	167,191	273,979	233,654
Purchases of securities held to maturity	(182,277)	(103,909)	(6,546)
Proceeds from sales of securities held to maturity	13,033	—	—
Proceeds from call/maturities of securities held to maturity	67,204	10,660	6,844
Net (increase) decrease in loans	(44,333)	120,331	112,266
Purchases of premises and equipment	(6,333)	(11,757)	(1,113)
Proceeds from sales of premises and equipment	114	255	69
Net cash paid in acquisition	(792)	—	—
Net cash received in acquisition	148,443	337,127	—

Net cash provided by investing activities	135,537	329,820	96,594
Financing activities
Net increase in noninterest-bearing deposits	153,015	24,769	20,735
Net (decrease) increase in interest-bearing deposits	(431,936)	(22,821)	211,034
Net decrease in short-term borrowings	(3,901)	(7,011)	(292,144)
Proceeds from long-term debt	—	2,180	56,935
Repayment of long-term debt	(72,645)	(319,532)	(80,535)
Cash paid for dividends	(17,071)	(15,709)	(14,364)
Cash received on exercise of stock-based compensation	218	126	206
Excess tax benefits from stock-based compensation	—	5	—
Proceeds from equity offering	—	51,832	—

Net cash used in financing activities	(372,320)	(286,161)	(98,133)

Net (decrease) increase in cash and cash equivalents	(83,652)	144,109	48,166
Cash and cash equivalents at beginning of year	292,669	148,560	100,394

Cash and cash equivalents at end of year	$209,017	$292,669	$148,560

Supplemental disclosures
Cash paid for interest	$43,000	$62,244	$72,955
Cash paid for income taxes	9,265	4,165	7,133
Noncash transactions:
Transfers of loans to other real estate	43,513	51,334	49,377
Transfer of securities classified as available for sale to held to maturity	—	—	139,566

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Dividend income is included in interest income from securities. Realized gains and losses on sales of securities are reflected under the line item “Gains on sales of securities” on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

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

Furthermore, debt securities may be transferred to a nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuing financial institutions and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until the debt security qualifies for return to accrual status. See Note C, “Securities” for further details regarding the Company’s securities portfolio.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

See Note D, “Loans and the Allowance for Loan Losses” for disclosures regarding the Company’s past due and nonaccrual loans, impaired loans and restructured loans.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, “Contingencies”. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables” (“ASC 310”). The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Management and the internal loan review staff evaluate the adequacy of the allowance for loan losses quarterly. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is established through a provision for loan losses charged to earnings resulting from measurements of inherent credit risk in the loan portfolio and estimates of probable losses or impairments of individual loans. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Business Combinations, Accounting for Acquired Loans and Related Assets:  Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition.

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part, to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

Acquired loans covered under loss-share agreements with the Federal Deposit Insurance Corporation (“FDIC”) are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. With respect to the loans covered under loss-share agreements acquired in the Crescent and American Trust transactions (as defined in Note B, “Mergers and Acquisitions”), no provision for loan losses was recorded during the years ended December 31, 2011 or 2010.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

As part of the loan portfolio and other real estate owned fair value estimation in connection with FDIC-assisted acquisitions, a FDIC loss-share indemnification asset is established, which represents the present value of the estimated losses on covered assets to be reimbursed by the FDIC. The estimated losses are based on the same cash flow estimates used in determining the fair value of the covered assets. The FDIC loss-share indemnification asset is reduced as losses are recognized on covered assets and loss-share payments are received from the FDIC. Realized losses in excess of estimates as of the date of the acquisition increase the FDIC loss-share indemnification asset. Conversely, when realized losses are less than these estimates, the portion of the FDIC loss-share indemnification asset no longer expected to result in a payment from the FDIC is amortized into interest income using the effective interest method.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, autos and premises. The annual provisions for depreciation have been computed primarily using estimated lives of forty years for premises, seven years for furniture and equipment and three to five years for computer equipment and autos. Leasehold improvements are expensed over the period of the leases or the estimated useful life of the improvements, whichever is shorter.

Other Real Estate Owned:  Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets:   Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting units. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2011, 2010 or 2009.

Bank-Owned Life Insurance:   Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by Renasant Bank on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. The carrying value of BOLI included in the Consolidated Balance Sheets under the line item “Other assets” at December 31, 2011 and 2010 was $83,052 and $81,888, respectively. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.

Insurance Agency Revenues:  Renasant Insurance, Inc. is a full-service insurance agency offering all lines of commercial and personal insurance through major third-party insurance carriers. Commissions and fees are recognized when earned based on contractual terms and conditions of insurance policies with the insurance carriers. These commissions and fees are classified under the line item “Insurance commissions” on the Consolidated Statements of Income. Contingency fee income paid by the insurance carriers is recognized upon receipt and classified under the line item “Other noninterest income” on the Consolidated Statements of Income.

Trust and Financial Services Revenues: The Company offers trust services as well as various alternative investment products, including annuities and mutual funds. Trust revenues are recognized on the accrual basis in accordance with the contractual terms of the trust. Commissions and fees from the sale of annuities and mutual funds are recognized when earned based on contractual terms with the third party broker-dealer. These commissions and fees are classified under the line item “Wealth Management revenue” on the Consolidated Statements of Income.

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

Fair Value Measurements:  ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). See Note R, “Fair Value Measurements,” for further details regarding the Company’s methods and assumptions used to estimate the fair values of the Company’s financial assets and liabilities.

Derivative Instruments and Hedging Activities:   The Company utilizes derivative financial instruments, including interest rate contracts and mortgage loan commitments, as part of its ongoing efforts to manage its interest rate risk exposure. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”

Cash flow hedges are utilized to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. For the Company’s derivatives designated as cash flow hedges, changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method.

The Company utilizes derivative instruments that are not designated as hedging instruments. The Company enters into interest rate cap and/or floor agreements with its customers and then enters into an offsetting derivative contract position with other financial institutions to mitigate the interest rate risk associated with these customer contracts. Because these derivative instruments are not designated as hedging instruments, changes in the fair value of the derivative instruments are recognized currently in earnings.

The Company enters into interest rate lock commitments on certain residential mortgage loans with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

The Company utilizes two methods to deliver mortgage loans to be sold to an investor. Under a “best efforts” sales agreement, the Company enters into a sales agreement with an investor in the secondary market to sell the loan when an interest rate lock commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should the Company fail to satisfy the contract. Mandatory delivery mortgage loan commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income.

Treasury Stock:  Treasury stock is recorded at cost. Shares held in treasury are not retired.

Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date. Further, compensation expense is based on an estimate of the number of option grants expected to vest and is recognized over the option’s vesting period. The Company did not estimate any option forfeitures for 2011, due to the low historical forfeiture rate. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note N, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.

Earnings Per Common Share:  Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding stock options were exercised into common shares, calculated in accordance with the treasury stock method. See Note W, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

Subsequent Events:  The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2011 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:  In April 2011, FASB issued an update to ASC 310 that clarifies which loan modifications constitute troubled debt restructurings in conformity with ASC 310. This update is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude both that the restructuring constitutes a concession by the creditor to the borrower and that the borrower is experiencing financial difficulties. This update to ASC 310 became effective for interim and annual reporting periods beginning on or after June 15, 2011 and was to be applied retrospectively to troubled debt restructurings occurring on or after the beginning of the fiscal year of adoption. See Note D, “Loans and the Allowance for Loan Losses,” in these Notes to Consolidated Financial Statements for disclosures reflecting the Company’s adoption of this update.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

In June 2011, FASB issued an update to ASC 220, “Comprehensive Income,” (“ASC 220”) that eliminates the option to present components of other comprehensive income as part of the Statements of Changes in Shareholders’ Equity. This update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update to ASC 220, with the exception of the provision requiring presentation of reclassification adjustments, is effective for interim and annual reporting periods beginning on or after December 15, 2011 and should be applied retrospectively. In December 2011, FASB issued an update to defer the effective date for those changes related to the presentation of reclassifications of items out of accumulated other comprehensive income. While FASB continues to redeliberate whether the reclassification adjustments should be presented on the face of the financial statements, reclassifications out of accumulated other comprehensive income should be reported in accordance with presentation requirements in effect prior to FASB’s update. The adoption of the update will impact disclosures only and is not expected to have a material impact on the financial position or results of operations of the Company.

In September 2011, FASB issued an update to ASC 350, “Intangibles – Goodwill and Other,” (“ASC 350”) that gives a reporting entity the option, before performing the two-step impairment test required under ASC 350, to first assess qualitative factors to determine whether the existence of events or circumstances requires a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these qualitative factors, a reporting entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if a reporting entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the reporting entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The update to ASC 350 also provides that a reporting entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. A reporting entity may resume performing the qualitative assessment in any subsequent period. This update to ASC 350 is effective for annual and interim impairment tests beginning after December 15, 2011. The adoption of the update will only impact the Company’s process for evaluating goodwill impairment and is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2011, FASB issued an update to ASC 210, “Balance Sheet,” (“ASC 210”) that will enhance current disclosure requirements regarding offsetting (netting) assets and liabilities in the balance sheet. The update requires a reporting entity to disclose information enabling users of its financial statements to evaluate the potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of offset associated with financial instruments and derivative instruments within the scope of the update. The reporting entity must disclose the gross amount of recognized assets and liabilities and the amounts offset to determine the net amounts presented in the balance sheet. The update to ASC 210 is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. The adoption of the update will impact disclosures only and is not expected to have a material impact on the financial position or results of operations of the Company.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Mergers and Acquisitions

(In Thousands)

FDIC-Assisted Acquisitions

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

In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $73,657 of American Trust loans (the “covered ATB loans”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered ATB loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered ATB loans.

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Under the Internal Revenue Code, the gain will be recognized over the next six years. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. This gain was recognized as noninterest income in the Consolidated Statements of Income.

Acquisition costs related to the American Trust acquisition of $1,325 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the year ended December 31, 2011.

The following table sets forth the fair values of the assets acquired and liabilities assumed by the Bank in the acquisition of American Trust as of February 4, 2011:

Assets Acquired
Cash and due from banks	$148,443
Securities available for sale	7,060
Federal Home Loan Bank stock	1,192
Loans:
Covered under loss-share agreements	73,657
Not covered under loss-share agreements	742

Total loans	74,399
FDIC loss-share indemnification asset	11,926
Core deposit intangible	229
Other assets	4,256

Total assets acquired	247,505

Liabilities Assumed
Deposits:
Noninterest-bearing	10,096
Interest-bearing	212,911

Total deposits	223,007
Advances from the Federal Home Loan Bank	15,020
Accrued expenses and other liabilities	704

Total liabilities assumed	238,731

Net assets acquired	8,774

Deferred tax liability	3,356

Net assets assumed, including deferred tax liability	$5,418

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Mergers and Acquisitions (continued)

On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Crescent operated 11 branches in the northwest region of Georgia. The acquisition allowed the Company to expand its footprint into new markets in the State of Georgia. In addition, this acquisition gave the Company options to evaluate expansion opportunities in north Georgia and adjacent states.

In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $361,472 of Crescent loans and $50,168 of other real estate owned (the “covered Crescent assets”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered Crescent assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered Crescent assets.

The acquisition of Crescent resulted in a pre-tax gain of $42,211. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $16,146, resulting in an after-tax gain of $26,065. Under the Internal Revenue Code, the gain will be recognized over the next six years. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. This gain is recognized as noninterest income in the Consolidated Statements of Income.

Acquisition costs related to the Crescent acquisition of $1,955 were recognized as other noninterest expense in the Consolidated Statements of Income for the year ended December 31, 2010.

The following table sets forth the fair values of the assets acquired and liabilities assumed by the Bank in the acquisition of Crescent as of July 23, 2010:

Assets Acquired
Cash and due from banks	$337,127
Securities available for sale	21,044
Federal Home Loan Bank stock	3,162
Loans:
Covered under loss-share agreements	361,472
Not covered under loss-share agreements	9,628

Total loans	371,100
Other real estate owned covered under loss-share agreements	50,168
FDIC loss-share indemnification asset	153,244
Core deposit intangible	2,489
Receivable from FDIC	17,224
Other assets	3,749

Total assets acquired	959,307

Liabilities Assumed
Deposits:
Noninterest-bearing	39,067
Interest-bearing	851,036

Total deposits	890,103
Advances from Federal Home Loan Bank	24,101
Accrued expenses and other liabilities	2,892

Total liabilities assumed	917,096

Net assets acquired	42,211

Deferred tax liability	16,146

Net assets assumed, including deferred tax liability	$26,065

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Mergers and Acquisitions (continued)

The Company’s operating results for the years ended December 31, 2011 and 2010 include the operating results of the assets acquired and liabilities assumed in the Crescent and American Trust acquisitions subsequent to their respective closing dates. The significance of the fair value adjustments recorded as well as the nature of the loss-share agreements in connection with an FDIC-assisted transaction are integral to accurately assessing the impact of the acquired operations on the operations of the Company. Disclosure of pro forma financial information is made more difficult by the troubled nature of Crescent and American Trust prior to the date of the acquisitions. Therefore, the Company has determined that pro forma financial information in relation to the acquisition of either Crescent or American Trust is neither practical nor meaningful.

Acquisition of RBC Bank (USA) Trust Division

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust department of RBC Bank (USA), which services clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680,000 in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and Renasant Bank acquired all of the ownership interests in the subsidiary. In connection with the acquisition, the Company recognized a gain of $570, which is recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the year ended December 31, 2011. Acquisition costs related to the transaction of $326 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the year ended December 31, 2011.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	0000000000	0000000000	0000000000	0000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$107,660	$225	$(74)	$107,811
Obligations of states and political subdivisions	224,750	12,083	(26)	236,807

	$332,410	$12,308	$(100)	$344,618

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$24,703	$—	$(404)	$24,299
Obligations of states and political subdivisions	206,083	1,408	(3,633)	203,858

	$230,786	$1,408	$(4,037)	$228,157

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzed its exposure to potential losses in its security portfolio. Management reviewed the underlying credit rating and analyzed the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $13,017, and the Company recognized a net gain of $16 on the sale during the year ended December 31, 2011.

The amortized cost and fair value of securities available for sale were as follows:

	0000000000	0000000000	0000000000	0000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$17,193	$202	$—	$17,395
Residential mortgage backed securities:
Government agency mortgage backed securities	224,242	6,455	(30)	230,667
Government agency collateralized mortgage obligations	133,369	3,700	(82)	136,987
Commercial mortgage backed securities:
Government agency mortgage backed securities	34,635	2,054	(20)	36,669
Government agency collateralized mortgage obligations	5,170	146	—	5,316
Trust preferred securities	30,410	—	(17,625)	12,785
Other debt securities	21,351	527	(3)	21,875
Other equity securities	2,341	—	(104)	2,237

	$468,711	$13,084	$(17,864)	$463,931

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

	0000000000	0000000000	0000000000	0000000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Obligations of other U.S. Government agencies and corporations	$73,656	$266	$(1,170)	$72,752
Residential mortgage backed securities:
Government agency mortgage backed securities	311,155	7,387	(2,396)	316,146
Government agency collateralized mortgage obligations	128,953	2,645	(777)	130,821
Commercial mortgage backed securities:
Government agency mortgage backed securities	25,722	787	(20)	26,489
Trust preferred securities	32,452	150	(28,019)	4,583
Other debt securities	23,238	—	(184)	23,054
Other equity securities	29,674	167	—	29,841

	$624,850	$11,402	$(32,566)	$603,686

Gross gains on sales of securities available for sale for 2011 were $5,041. No securities available for sale were sold at a loss in 2011. Gross gains on sales of securities available for sale for 2010 were $4,499, compared to gross losses on sales of securities available for sale of $544 for the same period. Gross gains on sales of securities available for sale for the year ended December 31, 2009 were $2,318. These gains were offset by the complete write-off of the Company’s $645 investment in Silverton Financial Services, Inc., the holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.

At December 31, 2011 and 2010, securities with a carrying value of approximately $305,746 and $325,176, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $20,206 and $23,216 were pledged as collateral for short-term borrowings at December 31, 2011 and 2010, respectively.

The amortized cost and fair value of securities at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	0000000000	0000000000	0000000000	0000000000
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,986	$9,027	$—	$—
Due after one year through five years	38,113	38,950	—	—
Due after five years through ten years	150,621	153,853	17,193	17,395
Due after ten years	134,690	142,788	30,410	12,785
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	224,242	230,667
Government agency collateralized mortgage obligations	—	—	133,369	136,987
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	34,635	36,669
Government agency collateralized mortgage obligations	—	—	5,170	5,316
Other debt securities	—	—	21,351	21,875
Other equity securities	—	—	2,341	2,237

	$332,410	$344,618	$468,711	$463,931

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

	000000000	000000000	000000000	000000000	000000000	000000000
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$19,919	$(74)	$—	$—	$19,919	$(74)
Obligations of states and political subdivisions	4,301	(19)	1,530	(7)	5,831	(26)

Total	$24,220	$(93)	$1,530	$(7)	$25,750	$(100)

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$15,104	$(404)	$—	$—	$15,104	$(404)
Obligations of states and political subdivisions	97,367	(3,633)	—	—	97,367	(3,633)

Total	$112,471	$(4,037)	$—	$—	$112,471	$(4,037)

Available for Sale:
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	4,446	(30)	—	—	4,446	(30)
Government agency collateralized mortgage obligations	16,806	(82)	—	—	16,806	(82)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,255	(20)	1,255	(20)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	12,785	(17,625)	12,785	(17,625)
Other debt securities	—	—	2,662	(3)	2,662	(3)
Other equity securities	2,237	(104)	—	—	2,237	(104)

Total	$23,489	$(216)	$16,702	$(17,648)	$40,191	$(17,864)

December 31, 2010
Obligations of other U.S. Government agencies and corporations	$39,513	$(1,170)	$—	$—	$39,513	$(1,170)
Residential mortgage backed securities:
Government agency mortgage backed securities	99,876	(2,396)	—	—	99,876	(2,396)
Government agency collateralized mortgage obligations	24,639	(777)	—	—	24,639	(777)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1,298	(2)	2,254	(18)	3,552	(20)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	1,433	(28,019)	1,433	(28,019)
Other debt securities	23,054	(184)	—	—	23,054	(184)
Other equity securities	—	—	—	—	—	—

Total	$188,380	$(4,529)	$3,687	$(28,037)	$192,067	$(32,566)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

The Company evaluates its investment portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

The Company holds investments in pooled trust preferred securities that had a cost basis of $30,410 and $29,452 and a fair value of $12,785 and $1,433 at December 31, 2011 and, 2010, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 352 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At December 31, 2011, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for all four pooled trust preferred securities. Accordingly, the Company recognized credit related impairment losses on two of these securities (XXIII and XXVI in the table below) of $262 during the year ended December 31, 2011. Credit related impairment losses of $3,075 were recognized on the other two pooled trust preferred securities during 2010.

Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities were classified as nonaccrual assets at December 31, 2011. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2011:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,245	$795	$(450)	Ca	35%
XXIII	Pooled	B-2	10,770	5,091	(5,679)	Ca	25%
XXIV	Pooled	B-2	12,733	4,506	(8,227)	Ca	36%
XXVI	Pooled	B-2	5,662	2,393	(3,269)	Ca	32%

			$30,410	$12,785	$(17,625)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	000000000000	000000000000
	2011	2010
Balance at January 1	$(3,075)	$—
Additions related to credit losses for which OTTI was not previously recognized	(262)	(3,075)
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at December 31	$(3,337)	$(3,075)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses

(In Thousands, Except Number of Loans)

The following is a summary of loans at December 31:

	$0,000,000,000	$0,000,000,000
	2011	2010
Commercial, financial, agricultural	$278,091	$265,276
Lease financing	343	533
Real estate – construction	81,235	82,361
Real estate – 1-4 family mortgage	824,627	872,382
Real estate – commercial mortgage	1,336,635	1,239,843
Installment loans to individuals	60,168	64,225

Gross loans	2,581,099	2,524,620
Unearned income	(15)	(30)

Loans, net of unearned income	2,581,084	2,524,590
Allowance for loan losses	(44,340)	(45,415)

Net loans	$2,536,744	$2,479,175

Past Due and Nonaccrual Loans

The following table provides an aging of past due and nonaccrual loans, segregated by class:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2011
Commercial, financial, agricultural	$2,071	$165	$269,078	$271,314	$511	$5,474	$792	$6,777	$278,091
Lease financing	—	—	343	343	—	—	—	—	343
Real estate – construction	—	41	73,670	73,711	—	7,524	—	7,524	81,235
Real estate – 1-4 family mortgage	11,949	2,481	771,596	786,026	1,140	31,457	6,004	38,601	824,627
Real estate – commercial mortgage	6,749	2,044	1,262,068	1,270,861	2,411	62,854	509	65,774	1,336,635
Installment loans to individuals	473	163	59,020	59,656	10	480	22	512	60,168
Unearned income	—	—	(15)	(15)	—	—	—	—	(15)

Total	$21,242	$4,894	$2,435,760	$2,461,896	$4,072	$107,789	$7,327	$119,188	$2,581,084

December 31, 2010
Commercial, financial, agricultural	$1,446	$224	$258,098	$259,768	$1,471	$3,645	$392	$5,508	$265,276
Lease financing	—	—	533	533	—	—	—	—	533
Real estate – construction	516	128	69,737	70,381	151	11,290	539	11,980	82,361
Real estate – 1-4 family mortgage	17,138	4,794	790,247	812,179	5,116	41,178	13,909	60,203	872,382
Real estate – commercial mortgage	5,656	2,016	1,181,452	1,189,124	3,249	44,136	3,334	50,719	1,239,843
Installment loans to individuals	336	34	63,210	63,580	415	171	59	645	64,225
Unearned income	—	—	(30)	(30)	—	—	—	—	(30)

Total	$25,092	$7,196	$2,363,247	$2,395,535	$10,402	$100,420	$18,233	$129,055	$2,524,590

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Impaired Loans

Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	December 31, 2011			Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
With a related allowance recorded:
Commercial, financial, agricultural	$3,358	$3,764	$1,441	$3,603	$95
Lease financing	—	—	—	—	—
Real estate – construction	108	108	16	108	—
Real estate – 1-4 family mortgage	27,047	27,508	6,077	25,449	1,104
Real estate – commercial mortgage	35,505	36,289	7,876	35,836	1,249
Installment loans to individuals	—	—	—	—	—

Total	$66,018	$67,669	$15,410	$64,996	$2,448
With no related allowance recorded:
Commercial, financial, agricultural	$2,913	$5,811	$—	$2,528	$33
Lease financing	—	—	—	—	—
Real estate – construction	7,076	18,096	—	11,974	—
Real estate – 1-4 family mortgage	26,785	71,613	—	31,035	601
Real estate – commercial mortgage	63,900	132,052	—	73,228	1,607
Installment loans to individuals	—	—	—	—	—

Total	$100,674	$227,572	$—	$118,765	$2,241

Totals	$166,692	$295,241	$15,410	$183,761	$4,689

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	December 31, 2010			Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
With a related allowance recorded:
Commercial, financial, agricultural	$2,298	$2,547	$549	$2,684	$44
Lease financing	—	—	—	—	—
Real estate – construction	181	181	20	906	22
Real estate – 1-4 family mortgage	42,889	43,654	10,349	44,756	1,116
Real estate – commercial mortgage	26,582	27,775	6,611	28,784	894
Installment loans to individuals	—	—	—	—	—

Total	$71,950	$74,157	$17,529	$77,130	$2,076
With no related allowance recorded:
Commercial, financial, agricultural	$10	$10	$—	$10	$—
Lease financing	—	—	—	—	—
Real estate – construction	8,313	8,313	—	8,315	—
Real estate – 1-4 family mortgage	26,611	29,086	—	30,455	87
Real estate – commercial mortgage	68,132	68,132	—	69,989	130
Installment loans to individuals	—	—	—	—	—

Total	$103,066	$105,541	$—	$108,769	$217

Totals	$175,016	$179,698	$17,529	$185,899	$2,293

(1)Includes interest income recognized using the cash-basis method of income recognition of $1,752 and $821, respectively.

The average recorded investment in impaired loans for the year ended December 31, 2009 was $79,273. Interest income recognized on impaired loans for the year ended December 31, 2009 was $2,452, which included interest income recognized using the cash-basis method of income recognition of $992.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Restructured Loans

The following table presents restructured loans segregated by class:

	000000000000	000000000000	000000000000
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
December 31, 2011
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	18	20,313	18,089
Real estate – commercial mortgage	12	17,853	18,043
Installment loans to individuals	1	184	179

Total	31	$38,350	$36,311

December 31, 2010
Commercial, financial, agricultural	1	$172	$125
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	26	21,854	21,116
Real estate – commercial mortgage	11	11,080	11,193
Installment loans to individuals	1	184	181

Total	39	$33,290	$32,615

Changes in the Company’s restructured loans during 2011 are set forth in the table below. The update to ASC 310 issued by FASB in April 2011 that provided clarification of which loan modifications constituted troubled debt restructurings did not affect loans previously disclosed as restructured at December 31, 2010 or additional loans with concessions in the table below.

	000000000000	000000000000	000000000000
		Number of Loans	Recorded Investment
Totals at January 1, 2011		39	$32,615
Additional loans with concessions		13	18,540
Reductions due to:
Reclassified as nonperforming		(17)	(9,861)
Transfer to other real estate owned		(2)	(2,898)
Charge-offs		—	—
Principal paydowns			(1,453)
Lapse of concession period		(2)	(632)

Totals at December 31, 2011		31	$36,311

The allocated allowance for loan losses attributable to restructured loans was $5,994 and $5,156 at December 31, 2011 and 2010, respectively. The Company had $194 and $1,122 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2011 and 2010, respectively.

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

	00000000000	00000000000	00000000000	00000000000
	Pass	Watch	Substandard	Total
December 31, 2011
Commercial, financial, agricultural	$187,550	$2,929	$7,292	$197,771
Real estate – construction	52,593	2,362	108	55,063
Real estate – 1-4 family mortgage	86,858	31,851	35,809	154,518
Real estate – commercial mortgage	873,614	54,949	41,874	970,437
Installment loans to individuals	199	—	—	199

Total	$1,200,814	$92,091	$85,083	$1,377,988

December 31, 2010
Commercial, financial, agricultural	$184,125	$3,536	$3,825	$191,486
Real estate – construction	40,129	6,528	2,309	48,966
Real estate – 1-4 family mortgage	121,896	47,911	46,972	216,779
Real estate – commercial mortgage	856,819	49,408	31,880	938,107
Installment loans to individuals	—	—	—	—

Total	$1,202,969	$107,383	$84,986	$1,395,338

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating:

	00000000000	00000000000	00000000000
	Performing	Non- Performing	Total
December 31, 2011
Commercial, financial, agricultural	$61,864	$198	$62,062
Lease financing	343	—	343
Real estate – construction	18,756	340	19,096
Real estate – 1-4 family mortgage	554,702	5,951	560,653
Real estate – commercial mortgage	156,050	756	156,806
Installment loans to individuals	55,356	169	55,525

Total	$847,071	$7,414	$854,485

December 31, 2010
Commercial, financial, agricultural	$51,488	$—	$51,488
Lease financing	533	—	533
Real estate – construction	17,832	—	17,832
Real estate – 1-4 family mortgage	523,511	5,999	529,510
Real estate – commercial mortgage	126,939	95	127,034
Installment loans to individuals	55,996	71	56,067

Total	$776,299	$6,165	$782,464

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, and it was probable that all contractually required payments would not be collected were as follows for the periods presented:

	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000
	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2011
Commercial, financial, agricultural	$38	$17,765	$455	$18,258
Real estate – construction	4,031	3,045	—	7,076
Real estate – 1-4 family mortgage	12,252	95,671	1,533	109,456
Real estate – commercial mortgage	44,994	161,498	2,900	209,392
Installment loans to individuals	—	168	4,276	4,444

Total	$61,315	$278,147	$9,164	$348,626

December 31, 2010
Commercial, financial, agricultural	$10	$20,911	$1,381	$22,302
Real estate – construction	8,313	7,250	—	15,563
Real estate – 1-4 family mortgage	20,293	102,225	3,575	126,093
Real estate – commercial mortgage	67,445	107,128	129	174,702
Installment loans to individuals	—	106	8,052	8,158

Total	$96,061	$237,620	$13,137	$346,818

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at December 31, 2011:

	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000
	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$95,879	$325,990	$12,996	$434,865
Nonaccretable difference(1)	(34,524)	(38,086)	(3,086)	(75,696)

Cash flows expected to be collected	61,355	287,904	9,910	359,169
Accretable yield(2)	(40)	(9,757)	(746)	(10,543)

Fair value	$61,315	$278,147	$9,164	$348,626

(1)Represents contractual principal and interest cash flows of $64,321 and $11,375, respectively, not expected to be collected.

(2)Represents future interest payments of $7,177 expected to be collected and purchase discount of $3,366.

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000
	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2010	$—	$—	$(120)	$(120)
Additions through acquisition	(4,506)	(19)	(129)	(4,654)
Reclasses from nonaccretable difference	—	—	(142)	(142)
Accretion	880	4	116	1,000

Balance at December 31, 2010	(3,626)	(15)	(275)	(3,916)
Additions through acquisition	—	(3,405)	(8)	(3,413)
Reclasses from nonaccretable difference	—	(430)	(117)	(547)
Accretion	3,586	877	47	4,510

Balance at December 31, 2011	$(40)	$(2,973)	$(353)	$(3,366)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Year Ended December 31, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Provision for loan losses	3,337	(316)	12,309	6,936	84	22,350
Charge-offs	(2,037)	(836)	(16,755)	(5,792)	(373)	(25,793)
Recoveries	272	110	767	1,056	163	2,368

Ending balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340

Period-End Amount Allocated to:
Individually evaluated for impairment	$1,441	$16	$6,077	$7,876	$—	$15,410
Collectively evaluated for impairment	2,756	1,057	11,114	13,103	900	28,930
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340

Year Ended December 31, 2010
Allowance for loan losses:
Beginning balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145
Provision for loan losses	(1,351)	1,734	18,467	12,181	(366)	30,665
Charge-offs	(1,161)	(4,181)	(14,189)	(6,512)	(319)	(26,362)
Recoveries	282	68	999	533	85	1,967

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

Period-End Amount Allocated to:
Individually evaluated for impairment	$549	$20	$10,349	$6,611	$—	$17,529
Collectively evaluated for impairment	2,076	2,095	10,521	12,168	1,026	27,886
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

Year Ended December 31, 2009
Allowance for loan losses:
Beginning balance	$5,238	$6,590	$10,514	$10,775	$1,788	$34,905
Provision for loan losses	2,112	424	20,613	3,788	(47)	26,890
Charge-offs	(2,682)	(2,719)	(16,234)	(2,144)	(313)	(24,092)
Recoveries	187	199	700	158	198	1,442

Ending balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145

Period-End Amount Allocated to:
Individually evaluated for impairment	$126	$1,190	$8,476	$4,676	$—	$14,468
Collectively evaluated for impairment	4,729	3,304	7,117	7,901	1,626	24,677
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145

(1)Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2011
Individually evaluated for impairment	$6,271	$7,184	$53,832	$99,405	$—	$166,692
Collectively evaluated for impairment	253,562	66,975	661,339	1,027,838	56,052	2,065,766
Acquired with deteriorated credit quality	18,258	7,076	109,456	209,392	4,444	348,626

Ending balance	$278,091	$81,235	$824,627	$1,336,635	$60,496	$2,581,084

December 31, 2010
Individually evaluated for impairment	$7,361	$8,837	$94,883	$81,288	$—	$192,369
Collectively evaluated for impairment	235,613	57,961	651,406	983,853	56,570	1,985,403
Acquired with deteriorated credit quality	22,302	15,563	126,093	174,702	8,158	346,818

Ending balance	$265,276	$82,361	$872,382	$1,239,843	$64,728	$2,524,590

(1) Includes lease financing receivables.

Related Party Loans

Certain executive officers and directors of Renasant Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Renasant Bank and do not involve more than a normal risk of collectability or present other unfavorable features. A summary of the changes in related party loans follows:

Loans at December 31, 2010	$21,065
New loans and advances	6,858
Payments received	(5,273)
Changes in related parties	—

Loans at December 31, 2011	$22,650

No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2011 or 2010. Unfunded commitments to certain executive officers and directors and their associates totaled $5,331 and $6,263 at December 31, 2011 and 2010, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note E – Premises and Equipment

(In Thousands)

Bank premises and equipment at December 31 are summarized as follows:

	2011	2010
Premises	$63,043	$60,507
Leasehold improvements	5,240	5,073
Furniture and equipment	21,769	19,995
Computer equipment	13,419	11,285
Autos	221	203

Total	103,692	97,063
Accumulated depreciation	(49,194)	(45,639)

Net	$54,498	$51,424

Depreciation expense was $4,146, $3,791, and $4,382 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $2,489, $2,287 and $1,914 for 2011, 2010 and 2009, respectively. The following is a summary of future minimum lease payments for years following December 31, 2010:

2012	$2,442
2013	2,183
2014	1,886
2015	1,757
2016	1,645
Thereafter	5,629

Total	$15,542

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note F – Other Real Estate Owned

(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement:

	Covered OREO	Not Covered OREO	Total OREO
December 31, 2011
Residential real estate	$11,110	$15,364	$26,474
Commercial real estate	8,211	11,479	19,690
Residential land development	4,441	36,105	40,546
Commercial land development	19,394	7,131	26,525

Total	$43,156	$70,079	$113,235

December 31, 2010
Residential real estate	$12,029	$15,445	$27,474
Commercial real estate	8,360	18,266	26,626
Residential land development	13,280	33,172	46,452
Commercial land development	21,046	4,501	25,547
Other	—	449	449

Total	$54,715	$71,833	$126,548

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2010	$—	$58,568	$58,568
Additions through acquisition	50,168	—	50,168
Transfers of loans	6,926	44,408	51,334
Capitalized improvements	—	696	696
Impairments	—	(3,718)	(3,718)
Dispositions	(2,377)	(27,901)	(30,278)
Other	(2)	(220)	(222)

Balance at December 31, 2010	$54,715	$71,833	$126,548
Transfers of loans	9,032	34,481	43,513
Capitalized improvements	—	61	61
Impairments	(1,650)	(7,894)	(9,544)
Dispositions	(18,887)	(29,085)	(47,972)
Other	(54)	683	629

Balance at December 31, 2011	$43,156	$70,079	$113,235

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009
Repairs and maintenance	$2,427	$1,500	$439
Property taxes and insurance	1,980	2,815	814
Impairments	8,224	3,718	561
Net losses on OREO sales	3,073	1,824	818
Rental income	(378)	(239)	(144)

Total	$15,326	$9,618	$2,488

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note G – Goodwill and Other Intangible Assets

(In Thousands)

Changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 were as follows:

Goodwill
Balance at January 1, 2010	$184,884
Adjustment to previously recorded goodwill	(5)

Balance at December 31, 2010	184,879
Adjustment to previously recorded goodwill	—

Balance at December 31, 2011	$184,879

The adjustment to previously recorded goodwill in 2010 reflects tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions.

In connection with the Crescent and American Trust acquisitions in 2010 and 2011, respectively, the Company recorded core deposit intangible assets of $2,489 and $229, respectively. Each asset will be amortized over ten years on a straight-line basis.

In connection with the RBC Bank (USA) acquisition in 2011, the Company recorded a customer relationship intangible of $1,970, which will be amortized over fifteen years on a straight-line basis.

The following table provides a summary of finite-lived intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2011
Core deposit intangible	$13,284	$(7,763)	$5,521
Customer relationship intangible	1,970	(44)	1,926

Total finite-lived intangible assets	$15,254	$(7,807)	$7,447

December 31, 2010
Core deposit intangible	$18,074	$(11,086)	$6,988
Customer relationship intangible	—	—	—

Total finite-lived intangible assets	$18,074	$(11,086)	$6,988

Aggregate amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1,742, $1,974 and $1,966, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2012	$1,381
2013	1,235
2014	1,034
2015	802
2016	681
Thereafter	2,314

Note H – FDIC Loss-Share Indemnification Asset

(In Thousands)

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2011	$155,657
Additions through acquisition	11,926
Realized losses in excess of initial estimates	4,491
Reimbursements received	(64,601)
Accretion	281

Balance at December 31, 2011	$107,754

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note I – Deposits

(In Thousands)

The following is a summary of deposits as of December 31:

	2011	2010
Noninterest-bearing deposits	$531,910	$368,798
Interest-bearing demand deposits	1,335,646	1,339,722
Savings deposits	217,148	197,299
Time deposits	1,327,533	1,562,332

Total deposits	$3,412,237	$3,468,151

The approximate scheduled maturities of time deposits at December 31, 2011 are as follows:

2012	$836,467
2013	218,560
2014	123,143
2015	107,770
2016	37,878
Thereafter	3,715

Total	$1,327,533

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2011 and 2010 was $663,385 and $771,261, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $12,016 and $10,546 at December 31, 2011 and 2010, respectively.

Note J – Short-Term Borrowings

(In Thousands)

Short-term borrowings as of December 31 are summarized as follows:

	2011	2010
Treasury, tax and loan notes	$—	$3,299
Securities sold under agreements to repurchase	11,485	12,087

Total short-term borrowings	$11,485	$15,386

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2011	2010	2009	2011	2010	2009
Federal funds purchased	$30	$16	$2,852	1.73%	1.00%	0.93%
Treasury, tax and loan notes	2,551	2,580	2,302	0.00	0.00	0.04
Federal Home Loan Bank advances	—	—	41,354	—	—	1.05
Securities sold under agreements to repurchase	11,835	16,264	29,649	0.25	0.41	0.51

Total short-term borrowings	$14,416	$18,860	$76,157	0.21%	0.36%	0.81%

The Company maintained a treasury, tax and loan notes account with the Federal Reserve with any balance collateralized by assets of Renasant Bank in 2010 and 2011. Effective January 2012, a portion of the Treasury Tax and Loan program was eliminated. As a result, all deposits held by the Company were withdrawn as of December 31, 2011. In addition, the Company maintains lines of credit with correspondent banks totaling $85,000 at December 31, 2011. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2011 or 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K – Long-Term Debt

(In Thousands)

Long-term debt as of December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Federal Home Loan Bank advances	$117,454	$175,119
Junior subordinated debentures	75,770	75,931
TLGP Senior Note	50,000	50,000

Total long-term debt	$243,224	$301,050

Long-term advances from the FHLB outstanding at December 31, 2011 had maturities ranging from 2012 to 2030 with a combination of fixed and floating rates ranging from 3.16% to 7.93%. Weighted-average interest rates on outstanding advances at December 31, 2011 and 2010 were 4.15% and 3.58%, respectively. These advances are collateralized by a blanket lien on the Company’s mortgage loans. The Company had availability on unused lines of credit with the FHLB of $983,950 at December 31, 2011.

As a result of the early paydown of FHLB advances of $50,000 in 2011 and $148,000 in 2010, the Company incurred prepayment penalties of $1,903 and $2,785 for the years ended December 31 2011 and 2010, respectively.

The Company owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common stock (collectively referred to as “capital securities’) to buy floating rate junior subordinated debentures issued by the Company. The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee.

The following table provides details on the debentures as of December 31, 2011:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.41%	2033	$20,000
PHC Statutory Trust II	31,959	2.42	2035	31,000
Heritage Financial Statutory Trust I	10,310	10.20	2031	10,000
Capital Bancorp Capital Trust I	12,372	1.87	2035	12,000

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

Pursuant to the merger with Heritage, the Company assumed the debentures issued to Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued to Heritage Financial Statutory Trust I had a carrying value of $510 and $671 at December 31, 2011 and 2010, respectively. The premium is being amortized through February 2015. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K – Long-Term Debt (continued)

Pursuant to the merger with Capital Bancorp, Inc. (“Capital”) in 2007, the Company assumed the debentures issued to Capital Bancorp Capital Trust I. The discount associated with the Company’s assumption of the debentures issued to Capital Bancorp Capital Trust I was fully amortized during 2010. The interest rate for Capital Bancorp Capital Trust I reprices quarterly equal to the three-month LIBOR plus 150 basis points. The debentures owned by Capital Bancorp Capital Trust I are currently redeemable at par.

The Company has classified $73,000 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. The Dodd-Frank Wall Street Reform and Consumer Protection Act has no effect on the treatment of these debentures as Tier 1 capital.

On March 31, 2009, Renasant Bank completed an offering of a $50,000 aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (the “TLGP”) and is backed by the full faith and credit of the United States. The Note is a direct, unsecured general obligation of Renasant Bank and ranks equally with all other senior unsecured indebtedness of Renasant Bank, and it is not subject to redemption prior to maturity. The Note is solely the obligation of Renasant Bank and is not guaranteed by the Company. Renasant Bank received net proceeds, after the placement commission but before deducting other expenses of the offering, of approximately $49,700, which was used to pay-off long-term advances with the FHLB as they matured in 2009. The cost of these funds, including amortization, was 3.83% and 3.79% for the years ended December 31, 2011 and 2010, respectively. In connection with the TLGP, on December 5, 2008, the Bank entered into a Master Agreement with the FDIC. The Master Agreement contains certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the TLGP.

The aggregate stated maturities of long-term debt outstanding at December 31, 2011, are summarized as follows:

2012	$58,416
2013	32,040
2014	13,892
2015	8,971
2016	2,928
Thereafter	126,977

Total	$243,224

Note L – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk

(In Thousands)

Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2011 were approximately $401,132 and $46,978, respectively, compared to $325,309 and $28,105, respectively, at December 31, 2010.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Income Taxes

(In Thousands)

Significant components of the provision for income taxes (benefits) are as follows:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$10,655	$5,268	$6,191
State	886	—	119

	11,541	5,268	6,310
Deferred
Federal	(2,300)	8,392	(471)
State	(198)	1,358	24

	(2,498)	9,750	(447)

	$9,043	$15,018	$5,863

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at U.S. statutory rate	$12,136	$16,343	$8,533
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(2,831)	(2,104)	(1,790)
BOLI income	(988)	(908)	(876)
Investment tax credits	(199)	(199)	(321)
State income taxes, net of federal benefit	9	554	93
(Decrease)/increase to valuation allowance	(61)	804	390
Other items, net	977	528	(166)

	$9,043	$15,018	$5,863

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Allowance for loan losses	$16,027	$16,571
Purchase accounting adjustments	14,339	14,273
Deferred compensation	8,269	7,763
Net unrealized losses on securities	796	7,012
Impairment of assets	4,992	3,062
State net operating loss carryforwards	1,133	1,194
Other	4,899	4,018

Gross deferred tax assets	50,455	53,893
Valuation allowance on state net operating loss carryforwards	(1,133)	(1,194)

Total deferred tax assets	49,322	52,699
Deferred tax liabilities
Basis difference in acquired assets	31,246	30,201
Investment in partnerships	3,200	2,701
Core deposit intangible	1,072	1,721
Depreciation	1,135	1,385
Other	2,298	2,832

Total deferred tax liabilities	38,951	38,840

Net deferred tax assets	$10,371	$13,859

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Income Taxes (continued)

At December 31, 2011, the Company had unused state net operating loss carryforwards expiring from 2012 to 2031. The Company anticipates that the state net operating loss carryforwards will not be utilized and has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2010. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 is as follows:

	2011	2010	2009
Balance at January 1	$1,801	$562	$490
Additions based on positions related to current period	469	982	72
Additions based on positions related to prior period	—	425	—
Reductions based on positions related to prior period	—	—	—
Settlements	(716)	—	—
Reductions due to lapse of statute of limitations	(131)	(168)	—

Balance at December 31	$1,423	$1,801	$562

If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2011 relative to any tax positions taken prior to January 1, 2011. The Company had accrued $364, $477 and $86 for interest and penalties related to unrecognized tax benefits as of December 31, 2011, 2010 and 2009, respectively.

Note N - Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code. The Company contributed $60 and $465 to the pension plan for 2011 and 2010, respectively. The Company does not anticipate that a contribution will be required in 2012. The plan’s accumulated benefit obligations and the projected benefit obligations are substantially the same since benefit accruals under the plan ceased at 1996 levels. The accumulated benefit obligation for the plan was $17,815 and $16,821 at December 31, 2011 and 2010, respectively. There is no additional minimum pension liability required to be recognized.

The Company also provides retiree health care benefits for certain employees who were employed by the Company and enrolled in the Company’s health plan as of December 31, 2004. To receive benefits, an eligible employee must retire from service with the Company and its affiliates between age 55 and 65 and be credited with at least 15 years of service or with 70 points, determined as the sum of age and service at retirement. The Company periodically determines the portion of the premium to be paid by each eligible retiree and the portion to be paid by the Company. Coverage ceases when an employee attains age 65 and is eligible for Medicare. The Company also provides life insurance coverage for each retiree in the face amount of $5,000 until age 70. Retirees can purchase additional insurance or continue coverage beyond age 70 at their sole expense.

The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2011, and for the year then ended.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N - Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) as of December 31, 2011 and 2010 is as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$16,821	$16,538	$1,840	$1,508
Service cost	—	—	36	35
Interest cost	914	944	80	94
Plan participants’ contributions	—	—	105	117
Actuarial loss	1,102	531	(114)	321
Curtailments	—	—	—	—
Benefits paid	(1,022)	(1,192)	(183)	(235)

Benefit obligation at end of year	$17,815	$16,821	$1,764	$1,840

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$15,938	$14,580
Actual return on plan assets	450	2,085
Contribution by employer	60	465
Benefits paid	(1,022)	(1,192)

Fair value of plan assets at end of year	$15,426	$15,938

Funded status at end of year	$(2,389)	$(883)	$(1,764)	$(1,840)

Weighted-average assumptions as of December 31
Discount rate	5.06%	5.50%	4.61%	4.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

The plan expense for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2011, 2010 and 2009 is as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$36	$35	$38
Interest cost	914	944	990	80	94	92
Expected return on plan assets	(1,230)	(1,149)	(1,009)	—	—	—
Prior service cost recognized	—	—	20	—	—	—
Recognized actuarial loss	303	308	371	140	155	118
Recognized curtailment loss	—	—	—	—	—	—

Net periodic benefit cost	$(13)	$103	$372	$256	$284	$248

Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2012	$1,184	$206
2013	1,237	195
2014	1,282	195
2015	1,276	207
2016	1,327	179
Thereafter	6,697	792

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N - Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, 2011 are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	(6,202)	(550)

Total	$(6,202)	$(550)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	346	105

Total	$346	$105

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

The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2011 and 2010 follow below. Equity securities consist primarily of larger capitalization common stocks that are traded in active markets and are valued based on quoted market prices of identical assets. Fixed income securities consist of U.S. Government securities and investment grade corporate bonds. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2011
Cash and cash equivalents	$335	$—	$—	$335
Equity securities	9,690	—	—	9,690
Fixed income securities:
U.S. government bonds	—	2,722	—	2,722
Other corporate bonds	—	2,679	—	2,679

	$10,025	$5,401	$—	$15,426

December 31, 2010
Cash and cash equivalents	$444	$—	$—	$444
Equity securities	9,662	—	—	9,662
Fixed income securities:
U.S. government bonds	—	1,549	—	1,549
Other corporate bonds	—	4,283	—	4,283

	$10,106	$5,832	$—	$15,938

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N - Employee Benefit and Deferred Compensation Plans (continued)

The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are automatically enrolled in the plan when employment commences. Company contributions are allocated to participants who are employed on the last day of each plan year and credited with 1,000 hours of service during the year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2011, 2010 and 2009 were $4,228, $3,443 and $3,254, respectively.

The Company adopted the “Performance Based Rewards” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The Company did not make any payments under the plan during 2011 or 2009 and thus did not incur any expense. In 2009, the minimum level of performance was not achieved. In 2011, one of the performance metrics was satisfied. However, the performance metric was met due to the gain recognized from the American Trust acquisition. Therefore, the Board of Directors’ compensation committee exercised its discretion to determine that no cash bonuses would be paid based on the occurrence of an extraordinary event. The expense associated with the plan for 2010 was $1,409.

The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested at the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2011, 2010 and 2009 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,393, $1,523 and $1,661, respectively.

The Company assumed four supplemental executive retirement plans (SERPs) in connection with the merger with Capital. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement liabilities totaled $2,073 and $1,718 at December 31, 2011 and 2010, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.

At December 31, 2011, an aggregate of 1,930,179 common shares were reserved for issuance under the Company’s employee benefit plans.

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and restricted stock. The plan replaced the long-term incentive plan adopted in 2001 as the prior plan expired in October 2011. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $486, $388 and $473 for the years ended December 31, 2011, 2010 and 2009, respectively, for options granted under the plan.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N - Employee Benefit and Deferred Compensation Plans (continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2011 Grant	2010 Grant	2009 Grant
Dividend yield	4.02%	4.74%	3.99%
Expected volatility	36%	34%	30%
Risk-free interest rate	1.97%	2.48%	1.55%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$3.93	$3.01	$3.09

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $8, $178, and $20, respectively. Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $583 and $7, respectively, at December 31, 2011. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.4 years and 1.0 years for stock options and restricted stock, respectively. The following table summarizes information about options issued under the long-term equity incentive plan as of and for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	1,228,291	$18.88
Granted	170,000	16.91
Exercised	(1,265)	8.29
Forfeited	(69,750)	16.40

Outstanding at end of year	1,327,276	$18.77	4.90	$927

Exercisable at end of year	1,028,442	$19.54	3.87	$848

The Company awards performance-based restricted stock to executives and time-based restricted stock to other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding financial performance measures defined by the Board of Directors. No performance-based shares vested during 2011 because, although one of the performance metrics was satisfied, the Board of Directors’ compensation committee exercised its discretion to determine that all performance-based shares would be forfeited. Time-based restricted stock vests at the end the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $134, $364 and $153 for the years ended December 31, 2011, 2010 and 2009, respectively, for restricted stock awarded under the plan. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2011:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	1,500	$14.22
Granted	34,500(1)	16.91	7,500	16.91
Vested	—	—	(7,500)	16.91
Cancelled	(34,500)	16.91	—	—

Nonvested at end of year	—	$—	1,500	$14.22

(1) Assumes target levels of performance are met for performance-based awards.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note O - Restrictions on Cash, Bank Dividends, Loans or Advances

(In Thousands)

Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2011 and 2010, Renasant Bank’s reserve requirements with the Federal Reserve were $27,243 and $44,194, with which it was in full compliance.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2011, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $40,341. There were no loans outstanding from Renasant Bank to the Company at December 31, 2011.

Note P - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require Renasant Bank to maintain minimum balances and ratios. All banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, Tier 1 leverage of 4% of average assets, and total capital of 8% of risk-weighted assets (as such ratios are defined in Federal regulations). To be categorized as well capitalized, banks must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios of 5%, 6%, and 10%, respectively. As of December 31, 2011, Renasant Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank at December 31:

	2011		2010
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Total Capital	$411,208	14.58%	$401,020	14.83%
Tier 1 Capital	375,829	13.32%	367,083	13.58%
Tier 1 Leverage	375,829	9.44%	367,083	8.97%
Renasant Bank
Total Capital	$403,407	14.32%	$377,463	13.99%
Tier 1 Capital	368,087	13.07%	343,583	12.73%
Tier 1 Leverage	368,087	9.26%	343,583	8.40%

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q – Segment Reporting

(In Thousands)

As a result of the acquisition activity in 2010 and 2011 described above in Note B, “Mergers and Acquisitions,” and ongoing efforts to centralize many of the key banking functions the Company reconstituted its reportable segments in 2011. Community banking operations that were previously segmented along geographic boundaries have been consolidated into one Community Banks segment. The operations of the Community Banks’ trust services and Financial Services division were combined with the acquired assets under management of the RBC Bank (USA) trust division to create a Wealth Management segment. Finally, the Insurance segment has been retained. The operations of each reportable segment are described as follows:

•

The Community Banks segment delivers a complete range of banking and financial services to individuals and small to medium-sized businesses including checking and savings accounts, business and personal loans, equipment leasing, as well as safe deposit and night depository facilities.

•	The Insurance segment includes a full service insurance agency offering all lines of commercial and personal insurance through major carriers.

•

The Wealth Management segment offers a broad range of fiduciary services which includes the administration and management of trust accounts including personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer.

In order to give the Company’s divisional management a more precise indication of the income and expenses they can control, the results of operations for the community banks, the insurance company, and the wealth management division reflect the direct revenues and expenses of each respective segment. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q – Segment Reporting (continued)

The following table provides financial information for our operating segments for the years ended December 31, 2011, 2010 and 2009:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2011:
Net interest income	$129,931	$112	$1,297	$(2,263)	$129,077
Provision for loan losses	22,381	—	(31)	—	22,350
Noninterest income	59,235	3,812	5,487	90	68,624
Noninterest expense	132,566	2,958	4,741	411	140,676

Income before income taxes	34,219	966	2,074	(2,584)	34,675
Income taxes	9,118	375	539	(989)	9,043

Net income (loss)	$25,101	$591	$1,535	$(1,595)	$25,632

Total assets	$4,144,940	$10,645	$40,852	$5,571	$4,202,008
Goodwill	182,096	2,783	—	—	184,879
2010:
Net interest income	$106,712	$121	$1,235	$(3,006)	$105,062
Provision for loan losses	30,657	—	8	—	30,665
Noninterest income	88,404	3,688	3,702	121	95,915
Noninterest expense	116,893	2,912	3,441	373	123,619

Income before income taxes	47,566	897	1,488	(3,258)	46,693
Income taxes	15,478	348	438	(1,246)	15,018

Net income (loss)	$32,088	$549	$1,050	$(2,012)	$31,675

Total assets	$4,242,606	$9,809	$39,310	$5,602	$4,297,327
Goodwill	182,096	2,783	—	—	184,879
2009:
Net interest income	$102,549	$98	$1,089	$(4,270)	$99,466
Provision for loan losses	26,890	—	—	—	26,890
Noninterest income	50,167	3,774	3,507	110	57,558
Noninterest expense	99,162	3,023	3,477	91	105,753

Income before income taxes	26,664	849	1,119	(4,251)	24,381
Income taxes	6,739	330	282	(1,488)	5,863

Net income (loss)	$19,925	$519	$837	$(2,763)	$18,518

Total assets	$3,589,186	$8,452	$37,039	$6,404	$3,641,081
Goodwill	182,101	2,783	—	—	184,884

In connection with the acquisitions of American Trust in 2011 and Crescent in 2010, the Company recognized gains on acquisitions of $8,774 in 2011 and $42,211 in 2010, which are included in “Noninterest income” for the Community Banks segment in the table above.

In connection with the acquisition of the RBC Bank (USA) trust division in 2011, the Company recognized a gain on acquisition of $570, which is included in “Noninterest income” for the Wealth Management segment in the table above

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R –Fair Value Measurements

(In Thousands)

Fair Value Measurements and the Fair Level Hierarchy

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Securities available for sale:  Securities available for sale consist primarily of debt securities such as obligations of U.S. Government agencies and corporations, mortgage-backed securities, trust preferred securities, and other debt securities. For securities available for sale, fair values for debt securities are based on quoted market prices, where available, or a discounted cash flow model. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of equity securities traded in an active market is based on quoted market prices; for equity securities not traded in an active market, fair value approximates their historical cost.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Totals
December 31, 2011
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$17,395	$—	$17,395
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	230,667	—	230,667
Government agency collateralized mortgage obligations	—	136,987	—	136,987
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	36,669	—	36,669
Government agency collateralized mortgage obligations	—	5,316	—	5,316
Trust preferred securities	—	—	12,785	12,785
Other debt securities	—	21,875	—	21,875
Other equity securities	—	—	2,237	2,237

Total securities available for sale	—	448,909	15,022	463,931
Derivative instruments:
Interest rate contracts	—	2,132	—	2,132
Interest rate lock commitments	—	1,197	—	1,197

Total derivative instruments	—	3,329	—	3,329

Total financial assets	$—	$452,238	$15,022	$467,260

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$2,063	$—	$2,063
Forward commitments	—	427	—	427

Total derivative instruments	—	2,490	—	2,490

Total financial liabilities	$—	$2,490	$—	$2,490

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R –Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2010
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$72,752	$—	$72,752
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	316,146	—	316,146
Government agency collateralized mortgage obligations	—	130,821	—	130,821
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	26,489	—	26,489
Trust preferred securities	—	3,150	1,433	4,583
Other debt securities	—	23,054	—	23,054
Other equity securities	—	—	29,841	29,841

Total securities available for sale	—	572,412	31,274	603,686
Derivative instruments:
Interest rate contracts	—	941	—	941
Interest rate lock commitments	—	316	—	316

Total derivative instruments	—	1,257	—	1,257

Total financial assets	$—	$573,669	$31,274	$604,943

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$941	$—	$941

Total derivative instruments	—	941	—	941

Total financial liabilities	$—	$941	$—	$941

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2011:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2011	$1,433	$29,841	$31,274
Transfers out of Level 3	—	(24,703)	(24,703)
Realized gains (losses) included in net income	(256)	212	(44)
Unrealized gains (losses) included in other comprehensive income	10,394	(270)	10,124
Additions through acquisition	—	1,194	1,194
Capitalization of interest	1,214	—	1,214
Settlements	—	(4,037)	(4,037)

Balance at December 31, 2011	$12,785	$2,237	$15,022

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R –Fair Value Measurements (continued)

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.

Impaired loans:  Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the years ended December 31, 2011 or 2010, respectively. The following table presents impaired loans measured at fair value on a nonrecurring basis at December 31:

	2011	2010
Impaired loans	$66,018	$78,954
Specific reserve included in allowance for loan losses	$15,410	$17,529

The allocated allowance for loan losses for impaired loans is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned:  OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO covered under loss-share agreements was recorded at its fair value at its acquisition date. OREO not covered under loss-share agreements acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3. The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at December 31:

	2011	2010
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$7,111	$—
Impairment recognized in results of operations	(305)	—
Increase in FDIC loss-share indemnification asset	(1,221)	—

Fair value	$5,585	$—

OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$25,252	$18,816
Impairment recognized in results of operations	(6,892)	(3,666)

Fair value	$18,360	$15,150

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R –Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$209,017	$209,017	$292,669	$292,669
Securities held to maturity	332,410	344,618	230,786	228,157
Securities available for sale	463,931	463,931	603,686	603,686
Mortgage loans held for sale	28,222	28,222	27,704	27,704
Loans covered under loss-share agreements	339,462	351,318	333,681	334,096
Loans not covered under loss-share agreements, net	2,197,282	2,220,159	2,145,494	2,123,169
FDIC loss-share indemnification asset	107,754	107,754	155,657	155,657
Derivative instruments	3,329	3,329	1,257	1,257

Financial liabilities
Deposits	3,412,237	3,420,775	3,468,151	3,468,574
Short-term borrowings	11,485	11,485	15,386	15,386
Federal Home Loan Bank advances	117,454	127,976	175,119	181,909
Junior subordinated debentures	75,770	28,832	75,931	25,073
TLGP Senior Note	50,000	50,384	50,000	50,361
Derivative instruments	2,490	2,490	941	941

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R –Fair Value Measurements (continued)

Deposits:    The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts.

Short-term borrowings:  Short-term borrowings consist of securities sold under agreements to repurchase. The fair value of these short-term borrowings approximates the carrying value of the amounts reported in the Consolidated Balance Sheets for each respective account.

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

Note S - Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure and to facilitate the needs of its customers.

The Company utilizes interest rate contracts, including swaps, caps and/or floors, to mitigate exposure to interest rate risk and to facilitate the needs of its customers. In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2011, the Company had notional amounts of $43,343 on interest rate contracts with corporate customers and $43,343 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. Deferred gains related to the swaps of $610 and $363 were amortized into net interest income for the years ended December 31, 2011 and 2010, respectively.

In March 2008, the Company terminated an interest rate swap designated as a cash flow hedge designed to convert the variable interest rate on $100,000 of loans to a fixed rate. Deferred gains related to the swap of $1,013 were amortized into interest income over the designated hedging period that ended in May 2009 during the year ended December 31, 2009.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $56,217 and $31,685 at December 31, 2011 and 2010, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $42,074 at December 31, 2011.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note S - Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments:

	Balance Sheet Location	Fair Value
		December 31,
		2011	2010
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,132	$941
Interest rate lock commitments	Other Assets	1,197	316

Totals		$3,329	$1,257

Derivative liabilities:
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,063	$941
Forward commitments	Other Liabilities	427	—

Totals		$2,490	$941

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2011	2010	2009
Derivatives designated as cash flow hedging instruments:
Interest rate contracts:
Included in interest income on loans	$—	$552	$533
Included in interest expense on borrowings	—	(225)	(896)

Total	$—	$327	$(363)

Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$994	$86	$—
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	881	71	95
Forward commitments
Included in gains on sales of mortgage loans held for sale	(427)	—	—

Total	$1,448	$157	$95

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information

(In Thousands)

Balance Sheets	December 31,
	2011	2010
Assets
Cash and cash equivalents(1)	$4,724	$20,679
Investments	2,237	4,578
Investment in bank subsidiary(1)	552,524	518,907
Accrued interest receivable on bank balances(1)	16	31
Stock options receivable(1)	620	474
Other assets	3,381	1,331

Total assets	$563,502	$546,000

Liabilities and shareholders’ equity
Junior subordinated debentures	$75,770	$75,931
Other liabilities	530	560
Shareholders’ equity	487,202	469,509

Total liabilities and shareholders’ equity	$563,502	$546,000

(1) Eliminates in consolidation

Statements of Income	Year Ended December 31,
	2011	2010	2009
Income
Dividends from bank subsidiary(1)	$17,071	$15,709	$14,365
Interest income from bank subsidiary(1)	30	47	57
Other dividends	81	91	108
Other income	202	35	7

Total income	17,384	15,882	14,537

Expenses	2,898	3,431	4,424

Income before income tax benefit and equity in undistributed net income of bank subsidiary	14,486	12,451	10,113
Income tax benefit	(989)	(1,246)	(1,489)
Equity in undistributed net income of bank subsidiary(1)	10,157	17,978	6,916

Net income	$25,632	$31,675	$18,518

(1) Eliminates in consolidation

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$25,632	$31,675	$18,518
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(10,157)	(17,978)	(6,916)
Amortization	(350)	(160)	(88)
Decrease in other assets	184	508	2,743
Increase (decrease) in other liabilities	590	640	(439)

Net cash provided by operating activities	15,899	14,685	13,818

Investing activities
Purchase of securities available for sale	—	(1,000)	—
Investment in subsidiaries	(15,000)	(35,000)	—

Net cash used in investing activities	(15,000)	(36,000)	—

Financing activities
Cash paid for dividends	(17,071)	(15,709)	(14,364)
Cash received on exercise of stock-based compensation	217	126	206
Proceeds from equity offering	—	51,832	—

Net cash (used in) provided by financing activities	(16,854)	36,249	(14,158)

(Decrease) increase in cash and cash equivalents	(15,955)	14,934	(340)
Cash and cash equivalents at beginning of year	20,679	5,745	6,085

Cash and cash equivalents at end of year	$4,724	$20,679	$5,745

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note U – Quarterly Results of Operations

(In Thousands, Except Share Data) (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Interest income	$43,803	$43,775	$41,930	$40,970
Interest expense	12,707	11,153	9,066	8,475

Net interest income	31,096	32,622	32,864	32,495
Provision for loan losses	5,500	5,350	5,500	6,000
Noninterest income	21,765	13,334	19,613	13,912
Noninterest expense	36,723	32,555	38,129	33,269

Income before income taxes	10,638	8,051	8,848	7,138
Income taxes	3,085	2,294	2,316	1,348

Net income	$7,553	$5,757	$6,532	$5,790

Basic earnings per share	$0.30	$0.23	$0.26	$0.23

Diluted earnings per share	$0.30	$0.23	$0.26	$0.23

2010
Interest income	$39,708	$38,381	$43,433	$43,817
Interest expense	15,298	14,701	16,316	13,962

Net interest income	24,410	23,680	27,117	29,855
Provision for loan losses	6,665	7,000	11,500	5,500
Noninterest income	12,484	14,344	54,534	14,553
Noninterest expense	25,634	26,188	39,571	32,226

Income before income taxes	4,595	4,836	30,580	6,682
Income taxes	988	1,040	11,029	1,961

Net income	$3,607	$3,796	$19,551	$4,721

Basic earnings per share	$0.17	$0.18	$0.81	$0.19

Diluted earnings per share	$0.17	$0.18	$0.81	$0.19

Refer to Note B, “Mergers and Acquisitions,” above for a discussion of the Bank’s acquisition of specified assets and assumption of specified liabilities of American Trust and Crescent in the first quarter of 2011 and third quarter of 2010, respectively. The Company recognized gains on sales of securities available for sale of $5,041 during the third quarter of 2011, which is included in “Noninterest income” in the table above.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note V – Other Comprehensive Income

(In Thousands)

The components of other comprehensive income for the years ended December 31 are as follows:

	$00,000,000	$00,000,000	$00,000,000
	2011	2010	2009
Net income	$25,632	$31,675	$18,518

Other comprehensive income (loss):
Unrealized holding gains on securities
Unrealized holding gains on securities	36,363	3,098	7,202
Non-credit related portion of other-than-temporary impairment on securities	(15,183)	(13,114)	—
Reclassification adjustment for gains realized in net income	(4,795)	(3,955)	(978)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(1,000)	(1,020)	(695)

Net decrease (increase) in unrealized losses on securities	15,368	(14,991)	5,529
Deferred tax (benefit) expense	(5,879)	5,734	(2,115)

Totals, net of tax	9,489	(9,257)	3,414

Derivative instruments:
Unrealized holding gains on derivative instruments	—	256	2,377
Reclassification adjustment for gains realized in net income	(610)	(363)	(1,013)

Net (decrease) increase in unrealized gains on derivative instruments	(610)	(107)	1,364
Deferred tax expense (benefit)	233	41	(522)

Totals, net of tax	(377)	(66)	842

Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	(1,769)	84	345
Less: Amortization of net actuarial loss recognized in net periodic pension cost	444	463	509

Net (increase) decrease in unrecognized defined benefit pension and post-retirement benefit plans obligations	(1,325)	547	854

Deferred tax expense (benefit)	507	(209)	(327)

Totals, net of tax	(818)	338	527

Other comprehensive income (loss)	8,294	(8,985)	4,783

Comprehensive income	$33,926	$22,690	$23,301

The accumulated balances for each component of other comprehensive income, net of tax, at December 31 are as follows

	$00,000,000	$00,000,000	$00,000,000
	2011	2010	2009
Unrealized gains (losses) on securities	$15,643	$(3,222)	$(2,063)
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(8,098)	—
Unrealized gains on derivative instruments	436	813	879
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,752)	(5,934)	(6,272)

Total accumulated other comprehensive loss	$(8,147)	$(16,441)	$(7,456)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note W – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share calculations are as follows:

	Year Ended December 31,
	2011	2010	2009
Basic
Net income applicable to common stock	$25,632	$31,675	$18,518

Average common shares outstanding	25,058,381	22,842,502	21,073,916

Net income per common share - basic	$1.02	$1.39	$0.88

Diluted
Net income applicable to common stock	$25,632	$31,675	$18,518

Average common shares outstanding	25,058,381	22,842,502	21,073,916
Effect of dilutive stock-based compensation	127,750	133,586	137,756

Average common shares outstanding - diluted	25,186,131	22,976,088	21,211,672

Net income per common share - diluted	$1.02	$1.38	$0.87

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended) are effective for timely ensuring that information required to be disclosed in reports we are required to file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the headings “Report on Management’s Assessment of Internal Control over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officers, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Corporate Overview,” and then “Governance Documents,” and then “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: Director of Investor Relations. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Board of Directors,” “Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Stock Ownership” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1)  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2011, 2010 and 2009 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting

(ii)	Reports of Independent Registered Public Accounting Firm

(iii)	Consolidated Balance Sheets – December 31, 2011 and 2010

(iv)	Consolidated Statements of Income – Years ended December 31, 2011, 2010 and 2009

(v)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2011, 2010 and 2009

(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

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

(3)(i)	Articles of Incorporation of the Company, as amended(2)

(3)(ii)	Restated Bylaws of the Company (3)

(4)(i)	Articles of Incorporation of the Company, as amended(2)

(4)(ii)	Restated Bylaws of the Company (3)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(4)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(5)

(10)(iii)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(6)

(10)(iv)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(7)

(10)(v)	Description of Performance Based Rewards Bonus Plan*(8)

(10)(vi)	Renasant Bank Executive Deferred Income Plan, as amended*(9)

(10)(vii)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(10)

(10)(viii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation, as amended.*(11)

(10)(ix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(12)

(10)(x)	Employment Agreement dated as of June 29, 2007 by and between John W. Gregory, Jr. and Renasant Bank.*(13)

(10)(xi)	Termination and Release Agreement dated as of June 29, 2007 by and among John W. Gregory, Jr., Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(14)

(10)(xii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(15)

(10)(xiii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(16)

(10)(xiv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for John W. Gregory, Jr., executed June 29, 2007.*(17)

(10)(xv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for John W. Gregory, Jr., executed June 29, 2007.*(18)

(10)(xvi)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(19)

(10)(xvii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for John W. Gregory, Jr., executed June 29, 2007.*(20)

(10)(xviii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan*(21)

(10)(xix)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(22)

(10)(xx)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(23)

(10)(xxi)	Renasant Corporation Severance Pay Plan*(24)

(10)(xxii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Stuart R. Johnson*(25)

(10)(xxiii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and C. Mitchell Waycaster*(26)

(10)(xxiv)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Michael D. Ross*(27)

(10)(xxv)	The Renasant Corporation 2011 Long-Term Incentive Compensation Plan, as amended*(28)

(10)(xxvi)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Kevin D. Chapman*(29)

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)

The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(3)	Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Securities and Exchange Commission on October 21, 2011 and incorporated herein by reference.

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

(5)

Filed as exhibits 4.3 and 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Securities and Exchange Commission on December 23, 2002, and, as to the amendment and restatement of the plan, as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 19, 2006, and, as to the amendments to the amended and restated plan, as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-141185) filed with the Securities and Exchange Commission on June 29, 2007, as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, and as exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 23, 2012, each of which is incorporated herein by reference.

(6)

Filed as exhibit 99 to the Form S-8 Registration Statement of the Company (File No. 333-117987) filed with the Securities and Exchange Commission on August 6, 2004 and incorporated herein by reference.

(7)	Filed as exhibit 10.13 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 24, 2005 and incorporated herein by reference.

(8)	Filed under Item 1.01 of the Form 8-K of the Company filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.

(9)

Filed as exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the amendment of the plan, as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference.

(10)

Filed as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the amendment of the plan, as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference.

(11)

Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007, and, as to the amendment to the employment agreement, as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2012, each of which is incorporated herein by reference.

(12)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(13)	Filed as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(14)	Filed as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(15)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(16)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(17)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(18)	Filed as exhibit 10.8 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(19)	Filed as exhibit 10.9 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(20)	Filed as exhibit 10.10 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

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

(23)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by reference.

(24)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(25)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(26)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

(27)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 4, 2010 and incorporated herein by reference.

(28)

Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-179973) filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

(29)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

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

RENASANT CORPORATION

Date: March 8, 2012	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: March 8, 2012	by:	/s/ William M. Beasley
William M. Beasley
Director

Date: March 8, 2012	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 8, 2012	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 8, 2012	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer

Date: March 8, 2012	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date: March 8, 2012	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date: March 8, 2012	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date: March 8, 2012	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 8, 2012	by:	/s/ John T. Foy
John T. Foy
Director

Date: March 8, 2012	by:	/s/ T. Michael Glenn
T. Michael Glenn
Director

S – 1

Date: March 8, 2012	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date: March 8, 2012	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date: March 8, 2012	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date: March 8, 2012	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date: March 8, 2012	by:	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and
Chief Financial Officer

Date: March 8, 2012	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer

Date: March 8, 2012	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 8, 2012	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date: March 8, 2012	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
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

(101)

The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.