Form 10-Q
period 2012-03-31
RENASANT CORP
filed 2012-05-10
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 25,105,732 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited) March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$83,107	$85,684
Interest-bearing balances with banks	91,571	123,333

Cash and cash equivalents	174,678	209,017
Securities held to maturity (fair value of $370,205 and $344,618, respectively)	358,039	332,410
Securities available for sale, at fair value	476,380	463,931
Mortgage loans held for sale	25,216	28,222
Loans, net of unearned income:
Covered under loss-share agreements	318,089	339,462
Not covered under loss-share agreements	2,281,957	2,241,622

Total loans, net of unearned income	2,600,046	2,581,084
Allowance for loan losses	(44,176)	(44,340)

Loans, net	2,555,870	2,536,744
Premises and equipment, net	56,357	54,498
Other real estate owned:
Covered under loss-share agreements	35,461	43,156
Not covered under loss-share agreements	64,931	70,079

Total other real estate owned, net	100,392	113,235
Goodwill	184,879	184,879
Other intangible assets, net	7,089	7,447
FDIC loss-share indemnification asset	64,195	107,754
Other assets	173,395	163,871

Total assets	$4,176,490	$4,202,008

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$535,955	$531,910
Interest-bearing	2,937,211	2,880,327

Total deposits	3,473,166	3,412,237
Short-term borrowings	7,830	11,485
Long-term debt	163,923	243,224
Other liabilities	41,960	47,860

Total liabilities	3,686,879	3,714,806

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued; 25,105,732 and 25,066,068 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(26,171)	(26,815)
Additional paid-in capital	217,324	217,477
Retained earnings	172,807	171,108
Accumulated other comprehensive loss, net of taxes	(7,928)	(8,147)

Total shareholders’ equity	489,611	487,202

Total liabilities and shareholders’ equity	$4,176,490	$4,202,008

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans	$34,282	$35,944
Securities
Taxable	4,010	5,563
Tax-exempt	2,128	2,130
Other	85	206

Total interest income	40,505	43,843

Interest expense
Deposits	5,419	10,082
Borrowings	2,243	2,625

Total interest expense	7,662	12,707

Net interest income	32,843	31,136
Provision for loan losses	4,800	5,500

Net interest income after provision for loan losses	28,043	25,636

Noninterest income
Service charges on deposit accounts	4,525	4,841
Fees and commissions	3,928	2,931
Insurance commissions	898	837
Wealth Management revenue	1,942	1,056
Gains on sales of securities	904	12
BOLI income	1,111	595
Gains on sales of mortgage loans held for sale	1,281	1,151
Gain on acquisition	—	8,774
Other	1,798	798

Total noninterest income	16,387	20,995

Noninterest expense
Salaries and employee benefits	18,649	16,237
Data processing	2,040	1,788
Net occupancy and equipment	3,615	3,218
Other real estate owned	3,999	3,511
Professional fees	971	814
Advertising and public relations	1,197	996
Intangible amortization	358	515
Communications	1,103	1,162
Merger-related expenses	—	1,325
Extinguishment of debt	898	1,903
Other	3,791	4,524

Total noninterest expense	36,621	35,993

Income before income taxes	7,809	10,638
Income taxes	1,835	3,085

Net income	$5,974	$7,553

Basic earnings per share	$0.24	$0.30

Diluted earnings per share	$0.24	$0.30

Cash dividends per common share	$0.17	$0.17

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2012	2011
Net income	$5,974	$7,553

Other comprehensive income, net of tax:

Securities available for sale:
Unrealized holding gains on securities	1,018	277
Non-credit related portion of other-than-temporary impairment on securities	—	—
Reclassification adjustment for gains realized in net income	(558)	(7)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(102)	(169)

Total securities available for sale	358	101

Derivative instruments:
Unrealized holding losses on derivative instruments	(111)	—
Reclassification adjustment for gains realized in net income	(94)	(93)

Totals derivative instruments	(205)	(93)

Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	66	71

Total defined benefit pension and post-retirement benefit plans	66	71

Other comprehensive income	219	79

Comprehensive income	$6,193	$7,632

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net cash provided by operating activities	$62,609	$45,499

Investing activities
Purchases of securities available for sale	(78,210)	(48,586)
Proceeds from sales of securities available for sale	22,685	—
Proceeds from call/maturities of securities available for sale	43,433	39,227
Purchases of securities held to maturity	(53,899)	(36,547)
Proceeds from sales of securities held to maturity	—	5,041
Proceeds from call/maturities of securities held to maturity	27,975	2,140
Net (increase) decrease in loans	(29,776)	1,219
Purchases of premises and equipment	(3,139)	(1,276)
Proceeds from sales of premises and equipment	45	10
Net cash received in acquisition	—	148,443

Net cash (used in) provided by investing activities	(70,886)	109,671

Financing activities
Net increase in noninterest-bearing deposits	4,045	107,782
Net increase (decrease) in interest-bearing deposits	56,884	(154,066)
Net decrease in short-term borrowings	(3,655)	(4,494)
Repayment of long-term debt	(79,261)	(66,779)
Cash paid for dividends	(4,275)	(4,266)
Cash received on exercise of stock-based compensation	200	9

Net cash used in financing activities	(26,062)	(121,814)

Net (decrease) increase in cash and cash equivalents	(34,339)	33,356
Cash and cash equivalents at beginning of period	209,017	292,669

Cash and cash equivalents at end of period	$174,678	$326,025

Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate	$7,481	$18,555

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A – Summary of Significant Accounting Policies

Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, west and middle Tennessee, north and central Alabama and north Georgia.

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 8, 2012.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after March 31, 2012 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements: In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification Topic (“ASC”) 220, “Comprehensive Income,” (“ASC 220”) that eliminates the option to present components of other comprehensive income as part of the Statements of Changes in Shareholders’ Equity. This update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, FASB issued an update to defer the effective date for those changes related to the presentation of reclassifications of items out of accumulated other comprehensive income. While FASB continues to redeliberate whether the reclassification adjustments should be presented on the face of the financial statements, reclassifications out of accumulated other comprehensive income should be reported in accordance with presentation requirements in effect prior to FASB’s update. These updates to ASC 220 became effective for the Company on January 1, 2012. Please refer to the Consolidated Statements of Comprehensive Income and Note J, “Other Comprehensive Income,” in these Notes to Consolidated Financial Statements for disclosures reflecting the Company’s adoption of these updates.

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

Note B – Mergers and Acquisitions (continued)

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

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Under the Internal Revenue Code, the gain will be recognized over the next six years. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under ASC 805, “Business Combinations,” since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. This gain was recognized as noninterest income in the Consolidated Statements of Income.

Acquisition costs related to the American Trust acquisition of $1,325 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the three months ended March 31, 2011.

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

Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part, to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.

Acquired loans covered under loss-share agreements with the FDIC are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. With respect to the loans covered under loss-share agreements acquired in the Crescent and American Trust transactions, no provision for loan losses was recorded during the three months ended March 31, 2012 or 2011.

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

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2012	$107,754
Realized losses in excess of initial estimates	7,083
Reimbursements received	(50,268)
Accretion	(374)

Balance at March 31, 2012	$64,195

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Obligations of other U.S. Government agencies and corporations	$121,144	$63	$(392)	$120,815
Obligations of states and political subdivisions	236,895	12,856	(361)	249,390

	$358,039	$12,919	$(753)	$370,205

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$107,660	$225	$(74)	$107,811
Obligations of states and political subdivisions	224,750	12,083	(26)	236,807

	$332,410	$12,308	$(100)	$344,618

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2011. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $5,029, and the Company recognized a net gain of $12 on the sale during the three months ended March 31, 2011. No securities classified as held to maturity were sold during the three months ended March 31, 2012.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Obligations of other U.S. Government agencies and corporations	$2,187	$202	$—	$2,389
Residential mortgage backed securities:
Government agency mortgage backed securities	233,367	6,441	(233)	239,575
Government agency collateralized mortgage obligations	152,507	3,288	(200)	155,595
Commercial mortgage backed securities:
Government agency mortgage backed securities	34,483	2,110	(27)	36,566
Government agency collateralized mortgage obligations	5,150	96	—	5,246
Trust preferred securities	29,459	—	(16,593)	12,866
Other debt securities	20,922	565	(4)	21,483
Other equity securities	2,340	320	—	2,660

	$480,415	$13,022	$(17,057)	$476,380

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$17,193	$202	$—	$17,395
Residential mortgage backed securities:
Government agency mortgage backed securities	224,242	6,455	(30)	230,667
Government agency collateralized mortgage obligations	133,369	3,700	(82)	136,987
Commercial mortgage backed securities:
Government agency mortgage backed securities	34,635	2,054	(20)	36,669
Government agency collateralized mortgage obligations	5,170	146	—	5,316
Trust preferred securities	30,410	—	(17,625)	12,785
Other debt securities	21,351	527	(3)	21,875
Other equity securities	2,341	—	(104)	2,237

	$468,711	$13,084	$(17,864)	$463,931

Gross gains on sales of securities available for sale for the three months ended March 31, 2012 were $904. No securities available for sale were sold at a loss during the same period. There were no sales of securities available for sale for the three months ended March 31, 2011.

At March 31, 2012 and December 31, 2011, securities with a carrying value of approximately $391,103 and $305,746, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $9,152 and $20,206 were pledged as collateral for short-term borrowings at March 31, 2012 and December 31, 2011, respectively.

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,011	$9,068	$—	$—
Due after one year through five years	158,770	159,361	—	—
Due after five years through ten years	44,940	47,693	2,187	2,389
Due after ten years	145,318	154,083	29,459	12,866
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	233,367	239,575
Government agency collateralized mortgage obligations	—	—	152,507	155,595
Commercial mortgage backed securities:	—	—
Government agency mortgage backed securities	—	—	34,483	36,566
Government agency collateralized mortgage obligations	—	—	5,150	5,246
Other debt securities	—	—	20,922	21,483
Other equity securities	—	—	2,340	2,660

	$358,039	$370,205	$480,415	$476,380

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2012
Obligations of other U.S. Government agencies and corporations	$84,772	$(392)	$—	$—	$84,772	$(392)
Obligations of states and political subdivisions	13,980	(361)	—	—	13,980	(361)

Total	$98,752	$(753)	$—	$—	$98,752	$(753)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$19,919	$(74)	$—	$—	$19,919	$(74)
Obligations of states and political subdivisions	4,301	(19)	1,530	(7)	5,831	(26)

Total	$24,220	$(93)	$1,530	$(7)	$25,750	$(100)

Available for Sale:
March 31, 2012
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	36,182	(233)	—	—	36,182	(233)
Government agency collateralized mortgage obligations	30,199	(200)	—	—	30,199	(200)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,242	(27)	1,242	(27)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	12,866	(16,593)	12,866	(16,593)
Other debt securities	—	—	2,634	(4)	2,634	(4)

Total	$66,381	$(433)	$16,742	$(16,624)	$83,123	$(17,057)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	4,446	(30)	—	—	4,446	(30)
Government agency collateralized mortgage obligations	16,806	(82)	—	—	16,806	(82)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,255	(20)	1,255	(20)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	12,785	(17,625)	12,785	(17,625)
Other debt securities	—	—	2,662	(3)	2,662	(3)
Other equity securities	2,237	(104)	—	—	2,237	(104)

Total	$23,489	$(216)	$16,702	$(17,648)	$40,191	$(17,864)

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

The Company holds investments in pooled trust preferred securities that had a cost basis of $29,459 and $30,410 and a fair value of $12,866 and $12,785, at March 31, 2012 and December 31, 2011, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 345 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At March 31, 2012, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on two of the four securities (XIII and XXIV in the table below) in 2010 and the remaining two securities in 2011. No additional impairment was required during the three months ended March 31, 2012.

However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at March 31, 2012. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2012:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,216	$678	$(538)	Ca	40%
XXIII	Pooled	B-2	10,599	5,163	(5,436)	Ca	22%
XXIV	Pooled	B-2	12,076	4,747	(7,329)	Ca	35%
XXVI	Pooled	B-2	5,568	2,278	(3,290)	Ca	31%

			$29,459	$12,866	$(16,593)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2012	2011
Balance at January 1	$(3,337)	$(3,075)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at March 31	$(3,337)	$(3,075)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses

(In Thousands, Except Number of Loans)

The following is a summary of loans:

	March 31, 2012	December 31, 2011
Commercial, financial, agricultural	$278,926	$278,091
Lease financing	313	343
Real estate – construction	73,425	81,235
Real estate – 1-4 family mortgage	838,534	824,627
Real estate – commercial mortgage	1,350,177	1,336,635
Installment loans to individuals	58,682	60,168

Gross loans	2,600,057	2,581,099
Unearned income	(11)	(15)

Loans, net of unearned income	2,600,046	2,581,084
Allowance for loan losses	(44,176)	(44,340)

Net loans	$2,555,870	$2,536,744

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

The following table provides an aging of past due and nonaccrual loans, segregated by class:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2012
Commercial, financial, agricultural	$480	$307	$272,491	$273,278	$550	$4,942	$156	$5,648	$278,926
Lease financing	—	—	313	313	—	—	—	—	313
Real estate— construction	118	41	66,956	67,115	—	6,310	—	6,310	73,425
Real estate— 1-4 family mortgage	12,371	2,778	790,359	805,508	867	23,219	8,940	33,026	838,534
Real estate— commercial mortgage	6,833	1,585	1,281,666	1,290,084	353	56,797	2,943	60,093	1,350,177
Installment loans to individuals	419	121	57,802	58,342	8	303	29	340	58,682
Unearned income	—	—	(11)	(11)	—	—	—	—	(11)

Total	$20,221	$4,832	$2,469,576	$2,494,629	$1,778	$91,571	$12,068	$105,417	$2,600,046

December 31, 2011
Commercial, financial, agricultural	$2,071	$165	$269,078	$271,314	$511	$5,474	$792	$6,777	$278,091
Lease financing	—	—	343	343	—	—	—	—	343
Real estate— construction	—	41	73,670	73,711	—	7,524	—	7,524	81,235
Real estate— 1-4 family mortgage	11,949	2,481	771,596	786,026	1,140	31,457	6,004	38,601	824,627
Real estate— commercial mortgage	6,749	2,044	1,262,068	1,270,861	2,411	62,854	509	65,774	1,336,635
Installment loans to individuals	473	163	59,020	59,656	10	480	22	512	60,168
Unearned income	—	—	(15)	(15)	—	—	—	—	(15)

Total	$21,242	$4,894	$2,435,760	$2,461,896	$4,072	$107,789	$7,327	$119,188	$2,581,084

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

Impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2012
Commercial, financial, agricultural	$9,707	$2,352	$2,902	$5,254	$868
Lease financing	—	—	—	—	—
Real estate — construction	16,650	108	6,202	6,310	16
Real estate — 1-4 family mortgage	93,618	25,541	23,347	48,888	5,722
Real estate — commercial mortgage	161,792	35,044	58,649	93,693	6,868
Installment loans to individuals	—	—	—	—	—

Total	$281,767	$63,045	$91,100	$154,145	$13,474

December 31, 2011
Commercial, financial, agricultural	$9,575	$3,358	$2,913	$6,271	$1,441
Lease financing	—	—	—	—	—
Real estate — construction	18,204	108	7,076	7,184	16
Real estate — 1-4 family mortgage	99,121	27,047	26,785	53,832	6,077
Real estate — commercial mortgage	168,341	35,505	63,900	99,405	7,876
Installment loans to individuals	—	—	—	—	—

Totals	$295,241	$66,018	$100,674	$166,692	$15,410

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$5,910	$8	$5,344	$7
Lease financing	—	—	—	—
Real estate — construction	6,474	—	12,964	28
Real estate — 1-4 family mortgage	51,005	324	78,668	329
Real estate — commercial mortgage	97,938	519	106,513	569
Installment loans to individuals	—	—	—	—

Total	$161,327	$851	$203,489	$933

(1)	Includes interest income recognized using the cash-basis method of income recognition of $214 and $166, respectively.

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

The following table presents restructured loans segregated by class:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	17	19,612	16,794
Real estate – commercial mortgage	14	19,187	18,750
Installment loans to individuals	1	184	177

Total	32	$38,983	$35,721

December 31, 2011
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	18	20,313	18,089
Real estate – commercial mortgage	12	17,853	18,043
Installment loans to individuals	1	184	179

Total	31	$38,350	$36,311

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2012	31	$36,311
Additional loans with concessions	4	2,620
Reductions due to:
Reclassified as nonperforming	(1)	(686)
Charge-offs		(183)
Transfer to other real estate owned	(1)	(419)
Principal paydowns		(1,243)
Lapse of concession period	(1)	(679)

Totals at March 31, 2012	32	$35,721

The allocated allowance for loan losses attributable to restructured loans was $6,337 and $5,994 at March 31, 2012 and December 31, 2011, respectively. The Company had $194 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2012 and December 31, 2011, respectively.

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

	Pass	Watch	Substandard	Total
March 31, 2012
Commercial, financial, agricultural	$196,147	$2,419	$4,527	$203,093
Real estate—construction	45,330	2,725	108	48,163
Real estate—1-4 family mortgage	86,150	32,610	36,016	154,776
Real estate—commercial mortgage	888,200	52,664	39,007	979,871
Installment loans to individuals	32	—	—	32

Total	$1,215,859	$90,418	$79,658	$1,385,935

December 31, 2011
Commercial, financial, agricultural	$187,550	$2,929	$7,292	$197,771
Real estate—construction	52,593	2,362	108	55,063
Real estate—1-4 family mortgage	86,858	31,851	35,809	154,518
Real estate—commercial mortgage	873,614	54,949	41,874	970,437
Installment loans to individuals	199	—	—	199

Total	$1,200,814	$92,091	$85,083	$1,377,988

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating:

	Performing	Non- Performing	Total
March 31, 2012
Commercial, financial, agricultural	$59,863	$360	$60,223
Lease financing	313	—	313
Real estate—construction	19,061	—	19,061
Real estate—1-4 family mortgage	577,464	5,014	582,478
Real estate—commercial mortgage	169,013	596	169,609
Installment loans to individuals	54,559	166	54,725

Total	$880,273	$6,136	$886,409

December 31, 2011
Commercial, financial, agricultural	$61,864	$198	$62,062
Lease financing	343	—	343
Real estate—construction	18,756	340	19,096
Real estate—1-4 family mortgage	554,702	5,951	560,653
Real estate—commercial mortgage	156,050	756	156,806
Installment loans to individuals	55,356	169	55,525

Total	$847,071	$7,414	$854,485

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows for the periods presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
March 31, 2012
Commercial, financial, agricultural	$38	$15,168	$404	$15,610
Lease financing	—	—	—	—
Real estate—construction	4,012	2,189	—	6,201
Real estate—1-4 family mortgage	11,678	88,092	1,510	101,280
Real estate—commercial mortgage	42,162	154,592	3,944	200,698
Installment loans to individuals	—	158	3,766	3,924

Total	$57,890	$260,199	$9,624	$327,713

December 31, 2011
Commercial, financial, agricultural	$38	$17,765	$455	$18,258
Lease financing	—	—	—	—
Real estate—construction	4,031	3,045	—	7,076
Real estate—1-4 family mortgage	12,252	95,671	1,533	109,456
Real estate—commercial mortgage	44,994	161,498	2,900	209,392
Installment loans to individuals	—	168	4,276	4,444

Total	$61,315	$278,147	$9,164	$348,626

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at March 31, 2012:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$87,483	$303,435	$12,823	$403,741
Nonaccretable difference(1)	(29,558)	(32,187)	(1,088)	(62,833)

Cash flows expected to be collected	57,925	271,248	11,735	340,908
Accretable yield(2)	(35)	(11,049)	(2,111)	(13,195)

Fair value	$57,890	$260,199	$9,624	$327,713

(1)	Represents contractual principal and interest cash flows of $50,717 and $12,116, respectively, not expected to be collected.
(2)	Represents future interest payments of $7,120 expected to be collected and purchase discount of $6,075.

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2012	$(40)	$(2,973)	$(353)	$(3,366)
Reclasses from nonaccretable difference	—	(1,737)	(1,926)	(3,663)
Accretion	5	524	425	954

Balance at March 31, 2012	$(35)	$(4,186)	$(1,854)	$(6,075)

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

The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Provision for loan losses	389	(187)	3,414	1,230	(46)	4,800
Charge-offs	(1,388)	(4)	(1,874)	(1,882)	(71)	(5,219)
Recoveries	22	—	161	52	20	255

Ending balance	$3,220	$882	$18,892	$20,379	$803	$44,176

Period-End Amount Allocated to:
Individually evaluated for impairment	$868	$16	$5,722	$6,868	$—	$13,474
Collectively evaluated for impairment	2,352	866	13,170	13,511	803	30,702
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,220	$882	$18,892	$20,379	$803	$44,176

Three Months Ended March 31, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Provision for loan losses	660	(151)	3,652	1,365	(26)	5,500
Charge-offs	(145)	(229)	(3,531)	(551)	(56)	(4,512)
Recoveries	142	—	116	817	27	1,102

Ending balance	$3,282	$1,735	$21,107	$20,410	$971	$47,505

Period-End Amount Allocated to:
Individually evaluated for impairment	$674	$711	$7,931	$6,819	$—	$16,135
Collectively evaluated for impairment	2,608	1,024	13,176	13,591	971	31,370
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,282	$1,735	$21,107	$20,410	$971	$47,505

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other (1)	Total
March 31, 2012
Individually evaluated for impairment	$5,254	$6,310	$48,888	$93,693	$—	$154,145
Collectively evaluated for impairment	258,062	60,914	688,366	1,055,786	55,060	2,118,188
Acquired with deteriorated credit quality	15,610	6,201	101,280	200,698	3,924	327,713

Ending balance	$278,926	$73,425	$838,534	$1,350,177	$58,984	$2,600,046

December 31, 2011
Individually evaluated for impairment	$6,271	$7,184	$53,832	$99,405	$—	$166,692
Collectively evaluated for impairment	253,562	66,975	661,339	1,027,838	56,052	2,065,766
Acquired with deteriorated credit quality	18,258	7,076	109,456	209,392	4,444	348,626

Ending balance	$278,091	$81,235	$824,627	$1,336,635	$60,496	$2,581,084

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note E – Other Real Estate Owned

(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement:

	Covered OREO	Not Covered OREO	Total OREO
March 31, 2012
Residential real estate	$6,281	$11,733	$18,014
Commercial real estate	8,004	11,571	19,575
Residential land development	5,563	34,092	39,655
Commercial land development	15,613	7,355	22,968
Other	—	180	180

Total	$35,461	$64,931	$100,392

December 31, 2011
Residential real estate	$11,110	$15,364	$26,474
Commercial real estate	8,211	11,479	19,690
Residential land development	4,441	36,105	40,546
Commercial land development	19,394	7,131	26,525

Total	$43,156	$70,079	$113,235

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2012	$43,156	$70,079	$113,235
Transfers of loans	3,850	3,631	7,481
Capitalized improvements	—	353	353
Impairments(1)	(2,666)	(1,565)	(4,231)
Dispositions	(8,873)	(7,551)	(16,424)
Other	(6)	(16)	(22)

Balance at March 31, 2012	$35,461	$64,931	$100,392

(1)

Of the total impairment charges of $2,666 recorded for covered OREO, $533 was included in the Consolidated Statements of Income for the three months ended March 31, 2012, while the remaining $2,133 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
	2012	2011
Carrying costs	$1,035	$989
Impairments	2,098	969
Net losses on OREO sales	991	1,631
Rental income	(125)	(78)

Total	$3,999	$3,511

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note F – Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$—	$—	$6	$9
Interest cost	215	236	16	23
Expected return on plan assets	(298)	(287)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	89	77	18	39
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$6	$26	$40	$71

In January 2012 and 2011, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2012 and 2011 for the three month periods ended March 31, 2012 and 2011:

	2012 Grant	2011 Grant
Shares granted	172,000	170,000
Dividend yield	4.55%	4.02%
Expected volatility	37%	36%
Risk-free interest rate	0.79%	1.97%
Expected lives	6 years	6 years
Weighted average exercise price	$14.96	$16.91
Weighted average fair value	$3.10	$3.93

In addition, the Company awarded 7,500 shares of time-based restricted stock and 34,000 shares of performance-based restricted stock in January 2012. The time-based restricted stock is earned 100% upon completion of three years of service measured from the grant date. The performance-based restricted stock is earned, if at all, if the Company meets or exceeds financial performance results defined by the board of directors for the year in which the grant was made. The fair value of the restricted stock grants on the date of the grants was $14.96 per share.

During the three months ended March 31, 2012, the Company reissued 39,664 shares from treasury in connection with the exercise of stock-based compensation. The Company recorded total stock-based compensation expense of $292 and $305 for the three months ended March 31, 2012 and 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G – Segment Reporting

(In Thousands)

The operations of the Company’s reportable segments are described as follows:

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

In order to give the Company’s divisional management a more precise indication of the income and expenses they can control, the results of operations for the Community Banks, the Insurance and the Wealth Management segments reflect the direct revenues and expenses of each respective segment. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts.

The following table provides financial information for our operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three Months Ended March 31, 2012
Net interest income	$33,105	$24	$363	$(649)	$32,843
Provision for loan losses	4,794	—	6	—	4,800
Noninterest income	13,245	1,169	1,951	22	16,387
Noninterest expense	34,263	783	1,466	109	36,621

Income before income taxes	7,293	410	842	(736)	7,809
Income taxes	1,732	159	226	(282)	1,835

Net income (loss)	$5,561	$251	$616	$(454)	$5,974

Total assets	$4,118,598	$10,377	$41,528	$5,987	$4,176,490
Goodwill	182,096	2,783	—	—	184,879

Three Months Ended March 31, 2011
Net interest income	$31,395	$32	$316	$(607)	$31,136
Provision for loan losses	5,520	—	(20)	—	5,500
Noninterest income	18,767	1,143	1,066	19	20,995
Noninterest expense	34,294	723	896	80	35,993

Income before income taxes	10,348	452	506	(668)	10,638
Income taxes	3,011	174	155	(255)	3,085

Net income (loss)	$7,337	$278	$351	$(413)	$7,553

Total assets	$4,368,067	$9,067	$37,193	$7,837	$4,422,164
Goodwill	182,096	2,783	—	—	184,879

In connection with the acquisition of American Trust, the Company recognized a gain on acquisition of $8,774 in the three months ended March 31, 2011, which is included in “Noninterest income” for the Community Banks segment in the table above.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H –Fair Value Measurements

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Totals
March 31, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,389	$—	$2,389
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	239,575	—	239,575
Government agency collateralized mortgage obligations	—	155,595	—	155,595
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	36,566	—	36,566
Government agency collateralized mortgage obligations	—	5,246	—	5,246
Trust preferred securities	—	—	12,866	12,866
Other debt securities	—	21,483	—	21,483
Other equity securities	—	—	2,660	2,660

Total securities available for sale	—	460,854	15,526	476,380
Derivative instruments:
Interest rate contracts	—	1,881	—	1,881
Interest rate lock commitments	—	795	—	795

Total derivative instruments	—	2,676	—	2,676

Total financial assets	$—	$463,530	$15,526	$479,056

Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$179	$—	$179
Interest rate contracts	—	1,870	—	1,870
Forward commitments	—	66	—	66

Total derivative instruments	—	2,115	—	2,115

Total financial liabilities	$—	$2,115	$—	$2,115

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H – Fair Value Measurements (continued)

	$xxxxx.xx	$xxxxx.xx	$xxxxx.xx	$xxxxx.xx
	Level 1	Level 2	Level 3	Totals
December 31, 2011
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$17,395	$—	$17,395
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	230,667	—	230,667
Government agency collateralized mortgage obligations	—	136,987	—	136,987
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	36,669	—	36,669
Government agency collateralized mortgage obligations	—	5,316	—	5,316
Trust preferred securities	—	—	12,785	12,785
Other debt securities	—	21,875	—	21,875
Other equity securities	—	—	2,237	2,237

Total securities available for sale	—	448,909	15,022	463,931
Derivative instruments:
Interest rate contracts	—	2,132	—	2,132
Interest rate lock commitments	—	1,197	—	1,197

Total derivative instruments	—	3,329	—	3,329

Total financial assets	$—	$452,238	$15,022	$467,260

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$2,063	$—	$2,063
Forward commitments	—	427	—	427

Total derivative instruments	—	2,490	—	2,490

Total financial liabilities	$—	$2,490	$—	$2,490

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2012:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2012	$12,785	$2,237	$15,022
Transfers out of Level 3	—	—	—
Realized gains (losses) included in net income	—	—	—
Unrealized gains included in other comprehensive income	1,033	423	1,456
Reclassification adjustment	(952)	—	(952)
Settlements	—	—	—

Balance at March 31, 2012	$12,866	$2,660	$15,526

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H – Fair Value Measurements (continued)

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three months ended March 31, 2012 and 2011, respectively. The following table presents impaired loans measured at fair value on a nonrecurring basis:

	March 31, 2012	December 31, 2011
Impaired loans	$65,015	$66,018
Specific reserve included in allowance for loan losses	$13,474	$15,410

The allocated allowance for loan losses for impaired loans is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned: OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO covered under loss-share agreements was recorded at its fair value at its acquisition date. OREO not covered under loss-share agreements acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3. The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets:

	March 31, 2012	December 31, 2011
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$14,594	$7,111
Impairment recognized in results of operations	(459)	(305)
Increase in FDIC loss-share indemnification asset	(1,838)	(1,221)

Fair value	$12,297	$5,585

OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$23,186	$25,252
Impairment recognized in results of operations	(993)	(6,892)

Fair value	$22,193	$18,360

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H – Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$174,678	$174,678	$209,017	$209,017
Securities held to maturity	358,039	370,205	332,410	344,618
Securities available for sale	476,380	476,380	463,931	463,931
Mortgage loans held for sale	25,216	25,216	28,222	28,222
Loans covered under loss-share agreements	318,089	323,137	339,462	351,318
Loans not covered under loss-share agreements, net	2,281,957	2,248,015	2,197,282	2,220,159
FDIC loss-share indemnification asset	64,195	64,195	107,754	107,754
Derivative instruments	2,676	2,676	3,329	3,329

Financial liabilities
Deposits	$3,473,166	$3,480,704	$3,412,237	$3,420,775
Short-term borrowings	7,830	7,830	11,485	11,485
Federal Home Loan Bank advances	88,193	97,280	117,454	127,976
Junior subordinated debentures	75,730	28,134	75,770	28,832
TLGP Senior Note	—	—	50,000	50,384
Derivative instruments	2,115	2,115	2,490	2,490

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.

Cash and cash equivalents: Cash and cash equivalents consist of cash and due from banks and interest-bearing balances with banks. The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates fair value based on the short-term nature of these assets.

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

Note H – Fair Value Measurements (continued)

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

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (“TLGP”) is determined by discounting the future cash flows using the current market rate. The outstanding balance of the Company’s TLGP note was paid in full in March 2012.

Note I – Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers.

In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2012, the Company had notional amounts of $45,919 on interest rate contracts with corporate customers and $45,919 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March 2012, the Company entered into an interest rate swap agreement effective March 31, 2014. Beginning on the effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus 150 basis points and pay a fixed rate of interest of 4.42%. The agreement, which terminates March 30, 2022, is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $12,000 of the Company’s junior subordinated debentures. The interest rate swap had a fair value of $(179) at March 31, 2012.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. Deferred gains related to the swaps of $152 and $150 were amortized into net interest income for the three months ended March 31, 2012 and 2011, respectively.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $43,051 and $56,217 at March 31, 2012 and December 31, 2011, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $40,195 and $42,074 at March 31, 2012 and December 31, 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments:

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,881	Other Assets	$2,132
Interest rate lock commitments	Other Assets	795	Other Assets	1,197

Totals		$2,676		$3,329

Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$179	Other Liabilities	$—

Totals		$179		$—

Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,870	Other Liabilities	$2,063
Forward commitments	Other Liabilities	66	Other Liabilities	427

Totals		$1,936		$2,490

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended March 31,
	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$152	$150

Total	$152	$150

Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$334	$49
Included in other noninterest expense	11	—
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	(401)	(200)
Forward commitments
Included in gains on sales of mortgage loans held for sale	(55)	—

Total	$(111)	$(151)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Other Comprehensive Income

(In Thousands)

Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three Months Ended March 31, 2012
Securities available for sale:
Unrealized holding gains on securities	$1,648	$630	$1,018
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(904)	(346)	(558)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(165)	(63)	(102)

Total securities available for sale	579	221	358

Derivative instruments:
Unrealized holding losses on derivative instruments	(179)	(68)	(111)
Reclassification adjustment for gains realized in net income	(152)	(58)	(94)

Total derivative instruments	(331)	(126)	(205)

Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	107	41	66

Total defined benefit pension and post-retirement benefit plans	107	41	66

Total other comprehensive income	$355	$136	$219

Three Months Ended March 31, 2011
Securities available for sale:
Unrealized holding gains on securities	$449	$172	$277
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(12)	(5)	(7)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(274)	(105)	(169)

Total securities available for sale	163	62	101

Derivative instruments:
Reclassification adjustment for gains realized in net income	(150)	(57)	(93)

Total derivative instruments	(150)	(57)	(93)

Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	115	44	71

Total defined benefit pension and post-retirement benefit plans	115	44	71

Total other comprehensive income	$128	$49	$79

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Other Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows:

	March 31, 2012	December 31, 2011
Unrealized gains on securities	$16,001	$15,643
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)
Unrealized gains on derivative instruments	231	436
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,686)	(6,752)

Total accumulated other comprehensive loss	$(7,928)	$(8,147)

Note K – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended March 31,
	2012	2011
Basic
Net income applicable to common stock	$5,974	$7,553

Average common shares outstanding	25,078,996	25,052,126

Net income per common share - basic	$0.24	$0.30

Diluted
Net income applicable to common stock	$5,974	$7,553

Average common shares outstanding	25,078,996	25,052,126
Effect of dilutive stock-based compensation	59,217	120,284

Average common shares outstanding - diluted	25,138,213	25,172,410

Net income per common share - diluted	$0.24	$0.30

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the Company’s ability to efficiently integrate its recent acquisitions into its operations, retain the customers of these businesses and grow the acquired operations; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition and Results of Operations

Net Income

Net income for the three month period ended March 31, 2012 was $5,974 compared to net income of $7,553 for the three month period ended March 31, 2011. Basic and diluted earnings per share for the three month period ended March 31, 2012 were $0.24 as compared to $0.30 for the three month period ended March 31, 2011. The higher earnings per share for the first quarter of 2011 as compared to 2012 was due primarily to the acquisition of American Trust Bank and the related one-time gain the Company recorded in connection with the acquisition.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income increased 5.48% to $32,843 for the first three months of 2012 compared to $31,136 for the same period in 2011. On a tax equivalent basis, net interest income was $34,339 for the first three months of 2012 as compared to $32,664 for the first three months of 2011. Net interest margin, the tax equivalent net yield on earning assets, increased to 3.85% during the first three months of 2012 from 3.55% for the same period in 2011.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,614,000	$34,431	5.30%	$2,556,572	$36,061	5.72%
Securities:
Taxable(2)	583,970	4,080	2.79	660,119	5,686	3.45
Tax-exempt	229,856	3,405	5.93	221,689	3,418	6.17
Interest-bearing balances with banks	156,131	85	0.22	284,039	206	0.29

Total interest-earning assets	3,583,957	42,001	4.71	3,722,419	45,371	4.93

Cash and due from banks	74,157			64,249
Intangible assets	192,429			191,740
FDIC loss-share indemnification asset	77,989			161,121
Other assets	293,844			283,559

Total assets	$4,222,376			$4,423,088

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,369,244	$1,149	0.34	$1,367,955	$2,988	0.89
Savings deposits	223,482	166	0.30	204,322	246	0.49
Time deposits	1,305,024	4,104	1.26	1,576,204	6,848	1.76

Total interest-bearing deposits	2,897,750	5,419	0.75	3,148,481	10,082	1.30
Borrowed funds	238,937	2,243	3.76	290,201	2,625	3.63

Total interest-bearing liabilities	3,136,687	7,662	0.98	3,438,682	12,707	1.50

Noninterest-bearing deposits	534,867			476,115
Other liabilities	58,730			37,416
Shareholders’ equity	492,092			470,875

Total liabilities and shareholders’ equity	$4,222,376			$4,423,088

Net interest income/net interest margin		$34,339	3.85%		$32,664	3.55%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Our improvement in net interest income and net interest margin for the first three months of 2012 as compared to the same period in 2011 was partly a result of a change in the mix of interest-earning assets, which included loan growth, a decrease in nonaccrual loans, and a decrease in interest-bearing balances with banks. Changes in the mix of interest-earning liabilities, which included growth in lower costing core deposits offset by a decline in time deposits and borrowed funds, also contributed to the improvement in net interest income and net interest margin.

Interest income, on a tax equivalent basis, was $42,001 for the first three months of 2012 compared to $45,371 for the same period in 2011. The decrease in interest income was driven primarily by a decrease in the average balance of interest-earning assets and a decline in the yield on interest-earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Loans	72.94%	68.68%	5.30%	5.72%
Securities	22.71	23.69	3.68	4.13
Other	4.35	7.63	0.22	0.29

Total earning assets	100.00%	100.00%	4.71%	4.93%

Interest expense was $7,662 for the first three months of 2012, a decrease of $5,045, or 39.70%, as compared to the same period in 2011. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $58,752, or 12.34%, during the first three months of 2012 as compared to the same period in 2011. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 47 basis points to 0.84% for the first three months of 2012 as compared to 1.31% for the first three months of 2011.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Noninterest-bearing demand	14.57%	12.16%	—%	—%
Interest-bearing demand	37.29	34.94	0.34	0.89
Savings	6.09	5.22	0.30	0.49
Time deposits	35.54	40.26	1.26	1.76
Federal Home Loan Bank advances	2.86	3.84	4.21	4.05
Other borrowed funds	3.65	3.58	3.41	3.18

Total deposits and borrowed funds	100.00%	100.00%	0.84%	1.31%

Loans and Loan Interest Income

The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2012	Percentage of Total Loans	December 31, 2011	Percentage of Total Loans
Commercial, financial, agricultural	$278,926	10.73%	$278,091	10.77%
Lease financing	302	0.01	328	0.01
Real estate – construction	73,425	2.82	81,235	3.15
Real estate – 1-4 family mortgage	838,534	32.25	824,627	31.95
Real estate – commercial mortgage	1,350,177	51.93	1,336,635	51.79
Installment loans to individuals	58,682	2.26	60,168	2.33

Total loans, net of unearned income	$2,600,046	100.00%	$2,581,084	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2012, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Total loans at March 31, 2012 were $2,600,046, an increase of $18,962 from $2,581,084 at December 31, 2011. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $318,089 at March 31, 2012, a decrease of $21,373, compared to $339,462 at December 31, 2011. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. The covered loans will continue to decline through the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution as the loss-share agreements applicable to this portfolio provides reimbursement for five years.

Loans not covered under loss-share agreements at March 31, 2012 were $2,281,957, an increase of $40,335, compared to $2,241,622 at December 31, 2011. The increase in loans not covered under loss-share agreements was attributable to growth in 1-4 family residential mortgages, owner and non-owner occupied commercial real estate loans and commercial and industrial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Starkville, Mississippi and Tuscaloosa and Montgomery, Alabama increased $27,699 from December 31, 2011.

During the first three months of 2012, loans in our Alabama and Mississippi markets increased $17,648 and $16,755, respectively, while loans in our Tennessee markets decreased $7,831 from December 31, 2011. Loans in our Georgia markets not covered under loss-share agreements increased $16,811 from December 31, 2011.

The following table provides a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	March 31, 2012			December 31, 2011
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$15,206	$263,720	$278,926	$17,803	$260,288	$278,091
Lease financing	—	302	302	—	328	328
Real estate – construction:
Residential	2,302	28,854	31,156	3,158	28,644	31,802
Commercial	3,900	36,304	40,204	3,918	43,702	47,620
Condominiums	—	2,065	2,065	—	1,813	1,813

Total real estate – construction	6,202	67,223	73,425	7,076	74,159	81,235
Real estate – 1-4 family mortgage:
Primary	20,537	375,845	396,382	21,447	351,702	373,149
Home equity	20,899	169,688	190,587	23,048	170,092	193,140
Rental/investment	39,456	126,376	165,832	42,261	125,147	167,408
Land development	18,877	66,856	85,733	21,167	69,763	90,930

Total real estate – 1-4 family mortgage	99,769	738,765	838,534	107,923	716,704	824,627
Real estate – commercial mortgage:
Owner-occupied	97,763	548,406	646,169	101,448	539,772	641,220
Non-owner occupied	46,433	495,672	542,105	48,939	480,585	529,524
Land development	52,558	109,345	161,903	56,105	109,786	165,891

Total real estate – commercial mortgage	196,754	1,153,423	1,350,177	206,492	1,130,143	1,336,635
Installment loans to individuals	158	58,524	58,682	168	60,000	60,168

Total loans, net of unearned income	$318,089	$2,281,957	$2,600,046	$339,462	$2,241,622	$2,581,084

Mortgage loans held for sale were $25,216 at March 31, 2012 compared to $28,222 at December 31, 2011. Originations of mortgage loans to be sold totaled $111,641 in the first three months of 2012 compared to $96,510 for the same period in 2011. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Investments and Investment Interest Income

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio for the periods presented:

	March 31, 2012	Percentage of Portfolio	December 31, 2011	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$123,533	14.81%	$125,055	15.70%
Mortgage-backed securities	436,982	52.37	409,639	51.44
Obligations of states and political subdivisions	236,896	28.39	224,750	28.22
Trust preferred securities	12,866	1.54	12,785	1.61
Other debt securities	21,482	2.57	21,875	2.75
Other equity securities	2,660	0.32	2,237	0.28

	$834,419	100.00%	$796,341	100.00%

Investment income, on a tax equivalent basis, decreased $1,619 to $7,485 for the first three months of 2012 from $9,104 for the first three months of 2011. The average balance in the investment portfolio for the first three months of 2012 was $813,826 compared to $881,808 for the same period in 2011. The tax equivalent yield on the investment portfolio for the first three months of 2012 was 3.68%, down 45 basis points from the same period in 2011. The decline in yield was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to the generally lower interest rate environment.

The balance of our securities portfolio at March 31, 2012 increased $38,078 to $834,419 from $796,341 at December 31, 2011. During the first three months of 2012, we purchased $132,109 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), included in the “Mortgage-backed securities” line item in the above table, comprised 59.20% of the purchases. The mortgage-backed securities and CMOs held in our securities portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 29.50% and 11.30%, respectively, of the remainder of total securities purchased. The carrying value of securities sold during the first three months of 2012 totaled $21,781, consisting solely of mortgage-backed securities. Maturities and calls of securities during the first three months of 2012 totaled $71,408. Unrealized losses of $17,057 were recorded on investment securities with a carrying value of $83,123 at March 31, 2012, compared to unrealized losses of $17,864 recorded on investment securities with a carrying value of $40,191 at December 31, 2011.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $29,459 and $30,410 and a fair value of $12,866 and $12,785 at March 31, 2012 and December 31, 2011, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 345 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the first three months of 2012 or 2011. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at March 31, 2012 and December 31, 2011. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $3,473,166 and $3,412,237, at March 31, 2012 and December 31, 2011, respectively. Noninterest-bearing deposits were $535,955 and $531,910 at March 31, 2012 and December 31, 2011, respectively, while interest-bearing deposits were $2,937,211 and $2,880,327 at March 31, 2012 and December 31, 2011, respectively. The increase in deposits at March 31, 2012 as compared to December 31, 2011 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Generally, public fund time deposits are higher costing due to the volume of the deposits and because they are obtained through a bid process. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at March 31, 2012 increased to $390,912 from $338,273 at December 31, 2011.

Following management’s emphasis on growing a stable source of funding through core deposits and allowing more costly deposits to mature or expire, deposits in our Alabama and Georgia markets decreased $38,015 and $19,556, respectively, at March 31, 2012 from December 31, 2011. Deposits in our Tennessee markets increased $8,728 at March 31, 2012 from December 31, 2011 primarily due to an increase in core deposits. Deposits in our Mississippi markets increased $109,772 at March 31, 2012 from December 31, 2011 primarily due to an increase in public fund deposits for which contracts previously existed.

Interest expense on deposits was $5,419 and $10,082 for the first three months for 2012 and 2011, respectively. The cost of interest-bearing deposits was 0.75% and 1.30% for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

Borrowed Funds and Interest Expense on Borrowings

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (the “FHLB”) and junior subordinated debentures. Interest expense on total borrowings was $2,243 and $2,625 for the first three months of 2012 and 2011, respectively. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used, as needed, to meet day to day liquidity needs. FHLB advances were $88,193 and $117,454 at March 31, 2012 and December 31, 2011, respectively. The Company repaid $24,000 of long-term FHLB borrowings during the first three months of 2012 and incurred prepayment penalties of $898. In comparison, the Company repaid $50,000 of long-term FHLB borrowings during the first three months of 2011 and incurred prepayment penalties of $1,903. The Company had no short-term FHLB advances outstanding at March 31, 2012 or December 31, 2011. The Company had $1,025,789 of availability on unused lines of credit with the FHLB at March 31, 2012 compared to $983,950 at December 31, 2011. The cost of our FHLB advances was 4.21% and 4.05% for the first three months of 2012 and 2011, respectively.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. The cost of the TLGP debt was 3.91% and 3.83% for the first three months of 2012 and 2011, respectively.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended March 31,
2012	2011
1.47%	1.92%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources.

Noninterest income was $16,387 for the three months ended March 31, 2012, a decrease of $4,608, or 21.95%, as compared to $20,995 for the same period in 2011. The bargain purchase gain of $8,774 resulting from the acquisition of American Trust in the first three months of 2011 was the primary driver for the fluctuation in noninterest income.

Service charges on deposit accounts, the primary contributor to noninterest income, include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $4,525 and $4,841 for the first three months of 2012 and 2011, respectively. Overdraft fees, the largest component of service charges on deposits, were $3,963 for the three months ended March 31, 2012 compared to $4,248 for the same period in 2011.

Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 34.02% to $3,928 during the first three months of 2012 as compared to $2,931 for the same period in 2011. For the first three months of 2012, fees associated with debit card usage were $2,143, an increase of 26.36% as compared to $1,696 for the same period in 2011. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. However, the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011 could have a negative impact on the Company’s income derived from this effort. As directed by statute, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. The provisions apply only to financial institutions with more than $10 billion in assets. As affected institutions lower their debit card fees, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact. Mortgage loan fees increased $575 to $1,319 during the first three months of 2012 as compared to $744 for the same period in 2011. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2012 as compared to 2011.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $898 and $837 for the three months ended March 31, 2012 and 2011, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our client’s policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $231 and $308 for the three months ended March 31, 2012 and 2011, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Company provides specialized products and services to our customers through our Financial Services division. Specialized products include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $1,942 for the first three months of 2012 compared to $1,056 for the same period in 2011. The increase in Wealth Management revenue for the first three months of 2012 as compared to the same period in 2011 was primarily attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA) in the third quarter of 2011. The market value of trust assets under management was $1,012,004 and $1,024,585 at March 31, 2012 and December 31, 2011, respectively.

Gains on sales of securities for the first three months of 2012 were $904, resulting from the sale of $21,781 in securities. Gains on sales of securities for the first three months of 2011 were $12, resulting from the sale of $5,029 in securities.

Gains on the sale of mortgage loans held for sale were $1,281 and $1,151 for the three months ended March 31, 2012 and 2011, respectively. Originations of mortgage loans to be sold totaled $111,641 for the first three months of 2012 as compared to $96,510 for the same period of 2011.

Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2012	2011
3.49%	3.30%

Noninterest expense was $36,621 and $35,993 for the first three months of 2012 and 2011, respectively. Noninterest expense for the first three months of 2012 includes $898 in prepayment penalties associated with paying off $24,000 of FHLB borrowings. In comparison, noninterest expense for the first three months of 2011 includes $1,325 of acquisition related costs associated with the American Trust acquisition and $1,903 in prepayment penalties associated with paying off $50,000 of FHLB borrowings.

During the first three months of 2012, salaries and employee benefits increased $2,412, or 14.85%, to $18,649 as compared to $16,237 for the same period in 2011. The increase is attributable to our acquisitions of American Trust and the RBC Bank (USA) trust department and expansion of our franchise by opening de novo locations in Starkville, Mississippi, and Tuscaloosa and Montgomery, Alabama, during the second half of 2011. Also contributing to the increase was higher-than-anticipated health insurance costs incurred during the first three months of 2012.

Data processing costs increased to $2,040, or 14.09%, for the first three months of 2012 from $1,788 for the same period in 2011. The increase in data processing costs over this period is reflective of increased loan and deposit processing from growth in the number of loans and deposits. The inclusion of data processing costs from American Trust and Wealth Management operations since the first and third quarters of 2011, respectively, also contributed to the increase.

Net occupancy and equipment expense for the first three months of 2012 was $3,615, up $397 from the same period in 2011. This increase is attributable to occupancy costs and depreciation expense associated with the operations of the Company’s banking expansions beginning in the latter half of 2011.

Expenses related to other real estate owned for the first three months of 2012 were $3,999, an increase of $488 compared to the same period in 2011. Expenses on other real estate owned for the first three months of 2012 include write downs of $2,098 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $16,424 was sold during the first three months of 2012, resulting in a net loss of $991. Expenses on other real estate owned for the three months ended March 31, 2011 included a $969 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $14,340 was sold during the first three months of 2011, resulting in a net loss of $1,631.

Professional fees include fees for legal and accounting services. Professional fees were $971 for the first three months of 2012 as compared to $814 for the same period in 2011. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,197 for the first three months of 2012 compared to $996 for the same period in 2011. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2011.

Amortization of intangible assets totaled $358 for the first three months of 2012 compared to $515 for the first three months of 2011. This amortization relates to finite-lived intangible assets recorded in prior mergers which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three to fifteen years. During 2011, the Company amortized the remaining core deposit intangible recorded in connection with the Renasant Bancshares acquisition, which contributed $163 to total intangible amortization expense for the first three months of 2011. This reduction was offset by amortization expense related to finite-lived intangible assets recorded in association with the American Trust and the RBC Trust (USA) trust department acquisitions.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,103 for the first three months of 2012 as compared to $1,162 for the same period in 2011.

Efficiency Ratio
Three Months Ended March 31,
2012	2011
72.19%	67.08%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. The efficiency ratio for the first three months of 2011 includes the $8,774 gain associated with the American Trust acquisition. We remain committed to aggressively managing our costs within the framework of our business model.

Income Taxes

Income tax expense for the first three months of 2012 and 2011 was $1,835 and $3,085, respectively. The effective tax rates for those periods were 23.50% and 29.00%, respectively. The decrease in the effective tax rate for the first three months of 2012 as compared to the same period in 2011 was attributable to consistent levels of tax-exempt interest income and higher income from bank-owned life insurance in the first three months of 2012 as compared to the same period in 2011.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

Credit Risk and Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 450, “Contingencies.” Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables.” The balance of these loans and their related allowance are included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio.

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining whether the amount of the allowance for loan losses is adequate include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the market in which we operate.

For impaired loans, specific reserves were established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	March 31, 2012	December 31, 2011
Specific reserves for impaired loans	$13,474	$15,410
Allocated reserves for remaining portfolio	30,702	28,930

Total	$44,176	$44,340

All of the loans acquired in the American Trust and Crescent acquisitions and certain loans acquired in previous acquisitions that are accounted for under ASC 310-30 are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the provision for loan losses for loans accounted for under ASC 310-30 during the three months ended March 31, 2012 or 2011. Management believes that as of March 31, 2012 the estimated cash flows of the loans accounted for under ASC 310-30 has not deteriorated further since the date of acquisition and, thus, the carrying value of these loans at March 31, 2012 continues to reflect the future cash flows.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$44,340	$45,415
Provision for loan losses	4,800	5,500
Charge-offs
Commercial, financial, agricultural	1,388	145
Lease financing	—	—
Real estate – construction	4	229
Real estate – 1-4 family mortgage	1,874	3,531
Real estate – commercial mortgage	1,882	551
Installment loans to individuals	71	56

Total charge-offs	5,219	4,512
Recoveries
Commercial, financial, agricultural	22	142
Lease financing	—	—
Real estate – construction	—	—
Real estate – 1-4 family mortgage	161	116
Real estate – commercial mortgage	52	817
Installment loans to individuals	20	27

Total recoveries	255	1,102

Net charge-offs	4,964	3,410

Balance at end of period	$44,176	$47,505

Net charge-offs (annualized) to average loans	0.76%	0.54%

Allowance for loan losses to:
Total loans	1.94%	2.17%
Nonperforming loans	145.15%	82.99%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended March 31,
	2012	2011
Real estate – construction:
Residential	$—	$229
Commercial	4	—
Condominiums	—	—

Total real estate – construction	4	229
Real estate – 1-4 family mortgage:
Primary	294	443
Home equity	572	80
Rental/investment	238	430
Land development	609	2,462

Total real estate – 1-4 family mortgage	1,713	3,415
Real estate – commercial mortgage:
Owner-occupied	331	200
Non-owner occupied	1,162	(715)
Land development	337	249

Total real estate – commercial mortgage	1,830	(266)

Total net charge-offs of loans secured by real estate	$3,547	$3,378

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned and nonaccruing securities available-for-sale. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the loss management committee and our loan review staff closely monitor loans that are considered to be nonperforming.

Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether a debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing securities available-for-sale consist of the Company’s investments in pooled trust preferred securities issued by financial institutions, each of which are on nonaccrual status.

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements:

	Covered Assets	Not Covered Assets	Total Assets
March 31, 2012
Nonaccruing loans	$78,418	$26,999	$105,417
Accruing loans past due 90 days or more	1,397	3,435	4,832

Total nonperforming loans	79,815	30,434	110,249
Other real estate owned	35,461	64,931	100,392

Total nonperforming loans and OREO	115,276	95,365	210,641
Nonaccruing securities available-for-sale, at fair value	—	12,866	12,866

Total nonperforming assets	$115,276	$108,231	$223,507

Nonperforming loans to total loans			4.24%
Nonperforming assets to total assets			5.35%
Allowance for loan losses to total loans			1.70%
December 31, 2011
Nonaccruing loans	$88,034	$31,154	$119,188
Accruing loans past due 90 days or more	1,134	3,760	4,894

Total nonperforming loans	89,168	34,914	124,082
Other real estate owned	43,156	70,079	113,235

Total nonperforming loans and OREO	132,324	104,993	237,317
Nonaccruing securities available-for-sale, at fair value	—	12,785	12,785

Total nonperforming assets	$132,324	$117,778	$250,102

Nonperforming loans to total loans			4.81%
Nonperforming assets to total assets			5.95%
Allowance for loan losses to total loans			1.72%

Due to the significant difference in the accounting for the loans and other real estate owned covered by loss-share agreements and loss mitigation offered under the loss-share agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at March 31, 2012 or December 31, 2011 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under ASC 310-30.

The asset quality measures surrounding the Company’s nonperforming loans and nonperforming assets discussed in the remainder of this section exclude covered assets relating to the Company’s FDIC-assisted acquisitions.

Although not technically nonperforming assets, another category of assets which contribute to our credit risk are restructured loans. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccruing loans	$26,999	$31,154	$46,606
Accruing loans past due 90 days or more	3,435	3,760	10,839

Total nonperforming loans	30,434	34,914	57,245
Restructured loans	35,721	36,311	33,816

Total nonperforming and restructured loans	$66,155	$71,225	$91,061

Nonperforming loans to:
Loans – period-end	1.33%	1.56%	2.61%
Loans – average	1.16%	1.35%	2.24%

The following table presents nonperforming loans, not covered by loss-share agreements, by loan category as of the dates presented.

	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial, agricultural	$2,889	$3,505	$3,185
Real estate – construction:
Residential	149	489	108
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	149	489	108
Real estate – 1-4 family mortgage:
Primary	3,683	5,242	4,615
Home equity	1,898	1,013	1,433
Rental/investment	5,444	5,757	13,105
Land development	1,069	1,739	11,996

Total real estate – 1-4 family mortgage	12,094	13,751	31,149
Real estate – commercial mortgage:
Owner-occupied	2,035	2,342	10,876
Non-owner occupied	10,542	11,741	7,131
Land development	2,265	2,413	3,767

Total real estate – commercial mortgage	14,842	16,496	21,774
Installment loans to individuals	460	673	1,029

Total nonperforming loans	$30,434	$34,914	$57,245

The decrease in nonperforming loans at March 31, 2012 as compared to December 31, 2011 was attributable to the Company’s continued aggressive efforts to bring problem credits to resolution, primarily in our residential land development loan portfolio. Nonperforming loans as a percentage of total loans were 1.33% as of March 31, 2012, which is its lowest level since the second quarter of 2007, compared to 1.56% as of December 31, 2011 and 2.61% as of March 31, 2011. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 145.15% as of March 31, 2012, which is its highest level since the fourth quarter of 2007, as compared to 127.00% as of December 31, 2011 and 82.99% as of March 31, 2011.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2012. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $13,426 at March 31, 2012 compared to $15,804 at December 31, 2011 and $18,875 at March 31, 2011, respectively.

As shown above, restructured loans totaled $35,721 at March 31, 2012 compared to $36,311 at December 31, 2011 and $33,816 at March 31, 2011. At March 31, 2012, total loans restructured through interest rate concessions represented 70.74% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans for the periods presented:

	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial, agricultural	$—	$—	$125
Real estate – construction:
Residential	—	—	—
Commercial	—	—	2,316
Condominiums	—	—	—

Total real estate – construction	—	—	2,316
Real estate – 1-4 family mortgage:
Primary	4,407	5,106	5,276
Home equity	—	—	—
Rental/investment	2,046	2,060	1,630
Land development	10,341	10,923	13,932

Total real estate – 1-4 family mortgage	16,794	18,089	20,838
Real estate – commercial mortgage:
Owner-occupied	12,283	11,226	3,107
Non-owner occupied	5,895	6,232	5,410
Land development	572	585	1,839

Total real estate – commercial mortgage	18,750	18,043	10,356
Installment loans to individuals	177	179	181

Total restructured loans	$35,721	$36,311	$33,816

Changes in the Company’s restructured loans are set forth in the table below:

	2012	2011
Balance at January 1	$36,311	$32,615
Additional loans with concessions	2,620	4,518
Reductions due to:
Reclassified as nonperforming	(686)	(2,546)
Charge-offs	(183)	—
Transfer to other real estate owned	(419)	—
Paydowns	(1,243)	(139)
Lapse of concession period	(679)	(632)

Balance at March 31	$35,721	$33,816

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $7,551 was sold during the three months ended March 31, 2012, resulting in a net loss of $772, while other real estate owned with a cost basis of $10,363 was sold during the three months ended March 31, 2011, resulting in a net loss of $1,373.

The following table provides details of the Company’s other real estate owned for the periods presented:

	March 31, 2012	December 31, 2011	March 31, 2011
Residential real estate	$11,733	$15,364	$13,858
Commercial real estate	11,571	11,479	13,400
Residential land development	34,092	36,105	38,863
Commercial land development	7,355	7,131	4,999
Other	180	—	295

Total other real estate owned	$64,931	$70,079	$71,415

Changes in the Company’s other real estate owned were as follows:

	2012	2011
Balance at January 1	$70,079	$71,833
Additions	3,631	10,255
Capitalized improvements	353	17
Impairments	(1,565)	(969)
Dispositions	(7,551)	(10,363)
Other	(16)	642

Balance at March 31	$64,931	$71,415

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
+200	0.66%	2.82%	11.75%	13.87%
+100	0.46%	1.83%	8.97%	10.30%
-100	(5.48%)	(2.40%)	(2.52%)	(5.09%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of 200 bps.
(2)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for both the net interest income simulation and EVE are less asset sensitive as of March 31, 2012 as compared to December 31, 2011. This shift is due to our improved liability mix as higher cost fixed-rate borrowings and time deposits were replaced with variable, but much lower rate deposits. Additionally, on the asset side, lower-yielding overnight investments in interest-bearing balances with banks were shifted to the higher-yielding, longer-term portfolio.

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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2012, the Company had notional amounts of $45,919 on interest rate contracts with corporate customers and $45,919 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March 2012, the Company entered into an interest rate swap agreement effective March 31, 2014. Beginning on the effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus 150 basis points and pay a fixed rate of interest of 4.42%. The agreement, which terminates March 30, 2022, is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $12,000 of the Company’s junior subordinated debentures.

The Company also enters into interest rate lock commitments with its customers to mitigate the Company’s interest rate risk associated with its commitments to fund fixed-rate residential mortgage loans. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the customer for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a customer, the Company also enters into a forward commitment to sell the residential mortgage loan to secondary market investors. Accordingly, the Company does not incur risk if the interest rate lock commitment in the pipeline fails to close.

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

Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the liquidity and non-core dependency ratios to ensure compliance with ALCO targets.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 17.36% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2012, securities with a carrying value of approximately $400,255 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $325,952 at December 31, 2011. Higher levels of public fund deposits at March 31, 2012 as compared to December 31, 2011 resulted in the increase in the amount of pledged investment securities at March 31, 2012.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at March 31, 2012 or December 31, 2011. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and may be used to meet day to day liquidity needs, primarily when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2012, the balance of our outstanding advances with the FHLB was $88,193. The total amount of the remaining credit available to us from the FHLB at March 31, 2012 was $1,025,789. We also maintain lines of credit with other commercial banks totaling $70,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2012 or December 31, 2011.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt was 3.91% and 3.83% for the first three months of 2012 and 2011, respectively.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Noninterest-bearing demand	14.57%	12.16%	—%	—%
Interest-bearing demand	37.29	34.94	0.34	0.89
Savings	6.09	5.22	0.30	0.49
Time deposits	35.54	40.26	1.26	1.76
FHLB advances	2.86	3.84	4.21	4.05
Other borrowed funds	3.65	3.58	3.41	3.18

Total deposits and borrowed funds	100.00%	100.00%	0.84%	1.31%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect various funding sources have on our financial position. Our cost of funds decreased for the three months ended March 31, 2012 as compared to the same period in 2011 as management used lower costing deposits and repaid higher costing funding sources.

Cash and cash equivalents were $174,678 at March 31, 2012 compared to $326,025 at March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012 was $70,886 compared to cash provided by investing activities of $109,671 for the three months ended March 31, 2011. The net cash proceeds received from the acquisition of American Trust, which occurred during the first quarter of 2011, were $148,443. Purchases of investment securities were $132,109 for the first three months of 2012 compared to $85,133 for the same period in 2011. Proceeds from the sale, maturity or call of securities within our investment portfolio were $94,093 for the first three months of 2012 compared to proceeds of $46,408 for the first three months of 2011. A net increase in loans utilized funds of $29,776 during the first quarter of 2012 compared to a net decrease in loans during the first quarter of 2011 providing funds of $1,219.

Cash used in financing activities for the three months ended March 31, 2012 was $26,062 compared to $121,814 for the same period in 2011. Cash flows from the generation of deposits were $60,929 for the three months ended March 31, 2012 as compared to deposit runoff of $46,284 for the three months ended March 31, 2011. Cash provided from the sale of securities during the first quarter of 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity. In addition, in March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity.

Restrictions on Bank Dividends, Loans and Advances

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2012, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $40,579. There were no loans outstanding from Renasant Bank to the Company at March 31, 2012. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2012, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	March 31, 2012	December 31, 2011
Loan commitments	$418,525	$401,132
Standby letters of credit	46,689	46,978

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $489,611 at March 31, 2012 compared to $487,202 at December 31, 2011. Book value per share was $19.50 and $19.44 at March 31, 2012 and December 31, 2011, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

On July 8, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which the SEC declared effective on July 13, 2009, allows the Company to raise capital from time to time, up to an aggregate of $150,000, through the sale of common stock, preferred stock, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. The shelf registration statement expires in July 2012, but the Company currently intends to file a new registration statement to carry forward the securities registered in 2009.

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

As of March 31, 2012, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of March 31, 2012, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank for the periods presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Tier 1 Capital to Average Assets
Renasant Corporation	$378,043	9.38%	$201,494	5.00%	$161,195	4.00%
Renasant Bank	370,264	9.21%	200,963	5.00%	160,770	4.00%

Tier 1 Capital to Risk-Weighted Assets
Renasant Corporation	$378,043	13.32%	$170,269	6.00%	$113,513	4.00%
Renasant Bank	370,264	13.07%	170,018	6.00%	113,345	4.00%

Total Capital to Risk-Weighted Assets
Renasant Corporation	$413,634	14,57%	$283,867	10.00%	$227,093	8.00%
Renasant Bank	405,793	14.32%	283,364	10.00%	226,691	8.00%

December 31, 2011
Tier 1 Capital to Average Assets
Renasant Corporation	$375,829	9.44%	$199,000	5.00%	$159,200	4.00%
Renasant Bank	368,087	9.26%	198,683	5.00%	158,946	4.00%

Tier 1 Capital to Risk-Weighted Assets
Renasant Corporation	$375,829	13.32%	$169,279	6.00%	$112,852	4.00%
Renasant Bank	368,087	13.07%	168,993	6.00%	112,662	4.00%

Total Capital to Risk-Weighted Assets
Renasant Corporation	$411,208	14.58%	$282,131	10.00%	$225,705	8.00%
Renasant Bank	403,407	14.32%	281,655	10.00%	225,324	8.00%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2011. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended March 31, 2012.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Restated Bylaws of Renasant Corporation (2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Restated Bylaws of Renasant Corporation (2)

(10)(i)	Amendment No. 4 to the Renasant Corporation Deferred Stock Unit Plan (3)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as exhibit 3(ii) to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2011 and incorporated herein by reference.
(3)	Filed as exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 23, 2012 and incorporated herein by reference.

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

RENASANT CORPORATION (Registrant)

Date: May 10, 2012	/s/ E. Robinson McGraw
E. Robinson McGraw Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Kevin D. Chapman
Kevin D. Chapman Executive Vice President and Chief Financial Officer (Co-Principal Financial Officer)

Date: May 10, 2012	/s/ Stuart R. Johnson
Stuart R. Johnson Executive Vice President and Treasurer (Co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements (Unaudited).