Form 10-Q
period 2012-06-30
RENASANT CORP
filed 2012-08-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 25,113,894 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$69,893	$85,684
Interest-bearing balances with banks	126,513	123,333

Cash and cash equivalents	196,406	209,017

Securities held to maturity (fair value of $305,183 and $344,618, respectively)	290,050	332,410
Securities available for sale, at fair value	386,671	463,931

Mortgage loans held for sale	25,386	28,222

Loans, net of unearned income:
Covered under loss-share agreements	289,685	339,462
Not covered under loss-share agreements	2,392,349	2,241,622

Total loans, net of unearned income	2,682,034	2,581,084
Allowance for loan losses	(44,779)	(44,340)

Loans, net	2,637,255	2,536,744

Premises and equipment, net	57,958	54,498

Other real estate owned:
Covered under loss-share agreements	37,951	43,156
Not covered under loss-share agreements	58,384	70,079

Total other real estate owned, net	96,335	113,235

Goodwill	184,879	184,879
Other intangible assets, net	6,739	7,447
FDIC loss-share indemnification asset	54,473	107,754
Other assets	176,225	163,871

Total assets	$4,112,377	$4,202,008

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$539,237	$531,910
Interest-bearing	2,866,959	2,880,327

Total deposits	3,406,196	3,412,237

Short-term borrowings	7,700	11,485
Long-term debt	162,279	243,224
Other liabilities	44,668	47,860

Total liabilities	3,620,843	3,714,806

Shareholders’ equity
Preferred stock, $.01 par value—5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value—75,000,000 shares authorized, 26,715,797 shares issued; 25,113,894 and 25,066,068 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(26,038)	(26,815)
Additional paid-in capital	217,640	217,477
Retained earnings	174,874	171,108
Accumulated other comprehensive loss, net of taxes	(8,521)	(8,147)

Total shareholders’ equity	491,534	487,202

Total liabilities and shareholders’ equity	$4,112,377	$4,202,008

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Loans	$34,016	$36,245	$68,298	$72,189
Securities
Taxable	3,735	5,342	7,745	10,905
Tax-exempt	2,173	2,069	4,301	4,199
Other	54	163	139	369

Total interest income	39,978	43,819	80,483	87,662

Interest expense
Deposits	4,969	8,776	10,388	18,858
Borrowings	1,599	2,377	3,842	5,002

Total interest expense	6,568	11,153	14,230	23,860

Net interest income	33,410	32,666	66,253	63,802
Provision for loan losses	4,700	5,350	9,500	10,850

Net interest income after provision for loan losses	28,710	27,316	56,753	52,952

Noninterest income
Service charges on deposit accounts	4,495	5,036	9,020	9,877
Fees and commissions	4,322	3,118	8,250	6,049
Insurance commissions	842	792	1,740	1,629
Wealth management revenue	1,551	1,139	3,493	2,195
Gains on sales of securities	869	4	1,773	16
Other-than-temporary-impairment losses on securities available for sale	—	(15,445)	—	(15,445)
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	—	15,183	—	15,183

Net impairment losses on securities	—	(262)	—	(262)
BOLI income	654	883	1,765	1,478
Gains on sales of mortgage loans held for sale	2,390	949	3,671	2,100
Gain on acquisition	—	—	—	8,774
Other	1,115	721	2,913	1,519

Total noninterest income	16,238	12,380	32,625	33,375

Noninterest expense
Salaries and employee benefits	19,871	16,173	38,520	32,410
Data processing	2,211	1,657	4,251	3,445
Net occupancy and equipment	3,582	3,367	7,197	6,585
Other real estate owned	3,370	2,122	7,369	5,633
Professional fees	1,015	1,208	1,986	2,022
Advertising and public relations	1,302	1,124	2,499	2,120
Intangible amortization	349	510	707	1,025
Communications	926	1,212	2,029	2,374
Merger-related expenses	—	—	—	1,325
Extinguishment of debt	—	—	898	1,903
Other	4,084	4,272	7,875	8,796

Total noninterest expense	36,710	31,645	73,331	67,638

Income before income taxes	8,238	8,051	16,047	18,689
Income taxes	1,893	2,294	3,728	5,379

Net income	$6,345	$5,757	$12,319	$13,310

Basic earnings per share	$0.25	$0.23	$0.49	$0.53

Diluted earnings per share	$0.25	$0.23	$0.49	$0.53

Cash dividends per common share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,345	$5,757	$12,319	$13,310

Other comprehensive income, net of tax:

Securities available for sale:
Unrealized holding gains on securities	1,090	14,378	2,108	14,655
Non-credit related portion of other-than-temporary impairment on securities	—	(9,376)	—	(9,376)
Reclassification adjustment for (gains) losses realized in net income	(537)	159	(1,095)	152
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(91)	(221)	(193)	(390)

Total securities available for sale	462	4,940	820	5,041

Derivative instruments:
Unrealized holding losses on derivative instruments	(1,027)	—	(1,138)	—
Reclassification adjustment for gains realized in net income	(94)	(94)	(188)	(187)

Totals derivative instruments	(1,121)	(94)	(1,326)	(187)

Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	—	—	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	66	66	132	137

Total defined benefit pension and post-retirement benefit plans	66	66	132	137

Other comprehensive (loss) income	(593)	4,912	(374)	4,991

Comprehensive income	$5,752	$10,669	$11,945	$18,301

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net cash provided by operating activities	$101,300	$72,148

Investing activities
Purchases of securities available for sale	(83,426)	(48,586)
Proceeds from sales of securities available for sale	86,850	—
Proceeds from call/maturities of securities available for sale	74,681	84,781
Purchases of securities held to maturity	(69,564)	(56,684)
Proceeds from sales of securities held to maturity	—	13,033
Proceeds from call/maturities of securities held to maturity	111,391	21,917
Net (increase) decrease in loans	(128,965)	2,447
Purchases of premises and equipment	(6,012)	(2,747)
Proceeds from sales of premises and equipment	45	77
Net cash received in acquisition	—	148,443

Net cash (used in) provided by investing activities	(15,000)	162,681

Financing activities
Net increase in noninterest-bearing deposits	7,327	79,792
Net decrease in interest-bearing deposits	(13,368)	(293,531)
Net (decrease) increase in short-term borrowings	(3,785)	680
Repayment of long-term debt	(80,864)	(68,994)
Cash paid for dividends	(8,554)	(8,535)
Cash received on exercise of stock-based compensation	333	255

Net cash used in financing activities	(98,911)	(290,333)

Net decrease in cash and cash equivalents	(12,611)	(55,504)

Cash and cash equivalents at beginning of period	209,017	292,669

Cash and cash equivalents at end of period	$196,406	$237,165

Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate	$21,999	$27,828

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A—Summary of Significant Accounting Policies

Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and north central Mississippi, Tennessee, north and central Alabama and north Georgia.

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 8, 2012.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after June 30, 2012 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B—Mergers and Acquisitions

(In Thousands)

Acquisition of RBC Bank (USA) Trust Division

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust department of RBC Bank (USA), which serves clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680,000 in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and the Bank acquired all of the ownership interests in the subsidiary, which was subsequently merged into the Bank. In connection with the acquisition, the Company recognized a gain of $570, which was recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the year ended December 31, 2011. Acquisition costs related to the transaction of $326 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the year ended December 31, 2011.

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

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Under the Internal Revenue Code, the gain will be recognized over the next six years. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 805, “Business Combinations,” since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. This gain was recognized as noninterest income in the Consolidated Statements of Income.

Acquisition costs related to the American Trust acquisition of $1,325 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the six months ended June 30, 2011.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B—Mergers and Acquisitions (continued)

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

Acquired loans covered under loss-share agreements with the FDIC are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. With respect to the loans covered under loss-share agreements acquired in the Crescent and American Trust transactions, no provision for loan losses was recorded during the three or six months ended June 30, 2012 or 2011.

In these Notes to Consolidated Financial Statements, the Company refers to loans subject to the loss-share agreements as “covered loans” or “loans covered under loss-share agreements” and loans that are not subject to the loss-share agreements as “not covered loans” or “loans not covered under loss-share agreements.”

As part of the loan portfolio and other real estate owned fair value estimation in connection with FDIC-assisted acquisitions, a FDIC loss-share indemnification asset is established, which represents the present value as of the acquisition date of the estimated losses on covered assets to be reimbursed by the FDIC. The estimated losses are based on the same cash flow estimates used in determining the fair value of the covered assets. The FDIC loss-share indemnification asset is reduced as losses are recognized on covered assets and loss-share payments are received from the FDIC. Realized losses in excess of estimates as of the date of the acquisition increase the FDIC loss-share indemnification asset. Conversely, when realized losses are less than these estimates, the portion of the FDIC loss-share indemnification asset no longer expected to result in a payment from the FDIC is amortized into interest income using the effective interest method.

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2012	$107,754
Realized losses in excess of initial estimates	13,013
Reimbursements received	(65,828)
Accretion	(466)

Balance at June 30, 2012	$54,473

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C—Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of other U.S. Government agencies and corporations	$54,150	$191	$(71)	$54,270
Obligations of states and political subdivisions	235,900	15,198	(185)	250,913

	$290,050	$15,389	$(256)	$305,183

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$107,660	$225	$(74)	$107,811
Obligations of states and political subdivisions	224,750	12,083	(26)	236,807

	$332,410	$12,308	$(100)	$344,618

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2011. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $13,017, and the Company recognized a net gain of $16 on the sale during the six months ended June 30, 2011. No securities classified as held to maturity were sold during the six months ended June 30, 2012.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Obligations of other U.S. Government agencies and corporations	$2,181	$252	$—	$2,433
Residential mortgage backed securities:
Government agency mortgage backed securities	170,588	6,462	—	177,050
Government agency collateralized mortgage obligations	125,401	2,805	(257)	127,949
Commercial mortgage backed securities:
Government agency mortgage backed securities	34,333	2,828	(32)	37,129
Government agency collateralized mortgage obligations	5,131	281	—	5,412
Trust preferred securities	29,459	—	(16,787)	12,672
Other debt securities	20,361	878	(3)	21,236
Other equity securities	2,355	435	—	2,790

	$389,809	$13,941	$(17,079)	$386,671

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C—Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$17,193	$202	$—	$17,395
Residential mortgage backed securities:
Government agency mortgage backed securities	224,242	6,455	(30)	230,667
Government agency collateralized mortgage obligations	133,369	3,700	(82)	136,987
Commercial mortgage backed securities:
Government agency mortgage backed securities	34,635	2,054	(20)	36,669
Government agency collateralized mortgage obligations	5,170	146	—	5,316
Trust preferred securities	30,410	—	(17,625)	12,785
Other debt securities	21,351	527	(3)	21,875
Other equity securities	2,341	—	(104)	2,237

	$468,711	$13,084	$(17,864)	$463,931

Gross realized gains and gross realized losses on sales of securities available for sale for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross gains on sales of securities available for sale	$946	$—	$1,850	$—
Gross losses on sales of securities available for sale	(77)	—	(77)	—

Gain on sales of securities available for sale, net	$869	$—	$1,773	$—

At June 30, 2012 and December 31, 2011, securities with a carrying value of $356,499 and $305,746, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $10,363 and $20,206 were pledged as collateral for short-term borrowings at June 30, 2012 and December 31, 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C—Securities (continued)

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,310	$9,380	$—	$—
Due after one year through five years	38,456	39,504	—	—
Due after five years through ten years	99,124	102,748	2,181	2,433
Due after ten years	143,160	153,551	29,459	12,672
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	170,588	177,050
Government agency collateralized mortgage obligations	—	—	125,401	127,949
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	34,333	37,129
Government agency collateralized mortgage obligations	—	—	5,131	5,412
Other debt securities	—	—	20,361	21,236
Other equity securities	—	—	2,355	2,790

	$290,050	$305,183	$389,809	$386,671

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C—Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2012
Obligations of other U.S. Government agencies and corporations	$20,570	$(71)	$—	$—	$20,570	$(71)
Obligations of states and political subdivisions	12,607	(185)	—	—	12,607	(185)

Total	$33,177	$(256)	$—	$—	$33,177	$(256)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$19,919	$(74)	$—	$—	$19,919	$(74)
Obligations of states and political subdivisions	4,301	(19)	1,530	(7)	5,831	(26)

Total	$24,220	$(93)	$1,530	$(7)	$25,750	$(100)

Available for Sale:
June 30, 2012
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	—	—	—
Government agency collateralized mortgage obligations	38,095	(257)	—	—	38,095	(257)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,231	(32)	1,231	(32)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	12,672	(16,787)	12,672	(16,787)
Other debt securities	—	—	2,414	(3)	2,414	(3)

Total	$38,095	$(257)	$16,317	$(16,822)	$54,412	$(17,079)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	4,446	(30)	—	—	4,446	(30)
Government agency collateralized mortgage obligations	16,806	(82)	—	—	16,806	(82)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,255	(20)	1,255	(20)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	12,785	(17,625)	12,785	(17,625)
Other debt securities	—	—	2,662	(3)	2,662	(3)
Other equity securities	2,237	(104)	—	—	2,237	(104)

Total	$23,489	$(216)	$16,702	$(17,648)	$40,191	$(17,864)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C—Securities (continued)

The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $29,459 and $30,410 and a fair value of $12,672 and $12,785, at June 30, 2012 and December 31, 2011, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations of each security obtained by the Company performed by third parties. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At June 30, 2012, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on two of the four securities (XIII and XXIV in the table below) in 2010 and the remaining two securities in 2011. No additional impairment was required during the three or six months ended June 30, 2012.

However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at June 30, 2012. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2012:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,216	$786	$(430)	Ca	32%
XXIII	Pooled	B-2	10,599	5,093	(5,506)	Ca	22%
XXIV	Pooled	B-2	12,076	4,675	(7,401)	Ca	34%
XXVI	Pooled	B-2	5,568	2,118	(3,450)	Ca	32%

			$29,459	$12,672	$(16,787)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2012	2011
Balance at January 1	$(3,337)	$(3,075)
Additions related to credit losses for which OTTI was not previously recognized	—	(262)
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at June 30	$(3,337)	$(3,337)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses

(In Thousands, Except Number of Loans)

The following is a summary of loans:

	June 30, 2012	December 31, 2011
Commercial, financial, agricultural	$293,273	$278,091
Lease financing	254	343
Real estate—construction	79,202	81,235
Real estate—1-4 family mortgage	862,766	824,627
Real estate—commercial mortgage	1,387,217	1,336,635
Installment loans to individuals	59,331	60,168

Gross loans	2,682,043	2,581,099
Unearned income	(9)	(15)

Loans, net of unearned income	2,682,034	2,581,084
Allowance for loan losses	(44,779)	(44,340)

Net loans	$2,637,255	$2,536,744

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

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

The following table provides an aging of past due and nonaccrual loans, segregated by class:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2012
Commercial, financial, agricultural	$657	$6	$288,389	$289,052	$4	$3,997	$220	$4,221	$293,273
Lease financing	30	—	224	254	—	—	—	—	254
Real estate—construction	—	601	72,508	73,109	—	6,093	—	6,093	79,202
Real estate— 1-4 family mortgage	9,264	2,481	822,369	834,114	1,378	20,493	6,781	28,652	862,766
Real estate—commercial mortgage	15,061	737	1,319,161	1,334,959	420	48,872	2,966	52,258	1,387,217
Installment loans to individuals	223	238	58,609	59,070	14	217	30	261	59,331
Unearned income	—	—	(9)	(9)	—	—	—	—	(9)

Total	$25,235	$4,063	$2,561,251	$2,590,549	$1,816	$79,672	$9,997	$91,485	$2,682,034

December 31, 2011
Commercial, financial, agricultural	$2,071	$165	$269,078	$271,314	$511	$5,474	$792	$6,777	$278,091
Lease financing	—	—	343	343	—	—	—	—	343
Real estate—construction	—	41	73,670	73,711	—	7,524	—	7,524	81,235
Real estate—1-4 family mortgage	11,949	2,481	771,596	786,026	1,140	31,457	6,004	38,601	824,627
Real estate—commercial mortgage	6,749	2,044	1,262,068	1,270,861	2,411	62,854	509	65,774	1,336,635
Installment loans to individuals	473	163	59,020	59,656	10	480	22	512	60,168
Unearned income	—	—	(15)	(15)	—	—	—	—	(15)

Total	$21,242	$4,894	$2,435,760	$2,461,896	$4,072	$107,789	$7,327	$119,188	$2,581,084

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

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

Impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2012
Commercial, financial, agricultural	$6,735	$1,600	$2,078	$3,678	$727
Lease financing	—	—	—	—	—
Real estate—construction	15,924	—	6,093	6,093	—
Real estate—1-4 family mortgage	89,824	26,590	19,943	46,533	5,666
Real estate—commercial mortgage	139,704	34,885	50,600	85,485	7,296
Installment loans to individuals	—	—	—	—	—

Total	$252,187	$63,075	$78,714	$141,789	$13,689

December 31, 2011
Commercial, financial, agricultural	$9,575	$3,358	$2,913	$6,271	$1,441
Lease financing	—	—	—	—	—
Real estate—construction	18,204	108	7,076	7,184	16
Real estate—1-4 family mortgage	99,121	27,047	26,785	53,832	6,077
Real estate—commercial mortgage	168,341	35,505	63,900	99,405	7,876
Installment loans to individuals	—	—	—	—	—

Totals	$295,241	$66,018	$100,674	$166,692	$15,410

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$3,667	$7	$4,860	$19
Lease financing	—	—	—	—
Real estate—construction	6,093	—	7,006	(28)
Real estate—1-4 family mortgage	48,109	274	67,439	283
Real estate—commercial mortgage	89,510	558	108,157	926
Installment loans to individuals	—	—	—	—

Total	$147,379	$839	$187,462	$1,200

(1)	Includes interest income recognized using the cash-basis method of income recognition of $100 and $184, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$3,730	$15	$4,542	$26
Lease financing	—	—	—	—
Real estate—construction	6,141	—	5,391	—
Real estate—1-4 family mortgage	48,755	598	61,480	612
Real estate—commercial mortgage	90,995	1,077	101,600	1,495
Installment loans to individuals	—	—	—	—

Total	$149,621	$1,690	$173,013	$2,133

(1)	Includes interest income recognized using the cash-basis method of income recognition of $314 and $350, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

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

The following table presents restructured loans segregated by class:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate—construction	—	—	—
Real estate—1-4 family mortgage	18	19,941	17,572
Real estate—commercial mortgage	14	18,808	18,322
Installment loans to individuals	1	184	177

Total	33	$38,933	$36,071

December 31, 2011
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate—construction	—	—	—
Real estate—1-4 family mortgage	18	20,313	18,089
Real estate—commercial mortgage	12	17,853	18,043
Installment loans to individuals	1	184	179

Total	31	$38,350	$36,311

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2012	31	$36,311
Additional loans with concessions	6	3,215
Reductions due to:
Reclassified as nonperforming	(2)	(1,258)
Charge-offs		(183)
Transfer to other real estate owned	(1)	(419)
Principal paydowns		(916)
Lapse of concession period	(1)	(679)

Totals at June 30, 2012	33	$36,071

The allocated allowance for loan losses attributable to restructured loans was $5,887 and $5,994 at June 30, 2012 and December 31, 2011, respectively. The Company had $344 and $194 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2012 and December 31, 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

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

	Pass	Watch	Substandard	Total
June 30, 2012
Commercial, financial, agricultural	$205,013	$2,400	$3,886	$211,299
Real estate—construction	48,116	2,851	—	50,967
Real estate—1-4 family mortgage	82,068	31,290	36,417	149,775
Real estate—commercial mortgage	931,150	54,222	37,400	1,022,772
Installment loans to individuals	22	—	—	22

Total	$1,266,369	$90,763	$77,703	$1,434,835

December 31, 2011
Commercial, financial, agricultural	$187,550	$2,929	$7,292	$197,771
Real estate—construction	52,593	2,362	108	55,063
Real estate—1-4 family mortgage	86,858	31,851	35,809	154,518
Real estate—commercial mortgage	873,614	54,949	41,874	970,437
Installment loans to individuals	199	—	—	199

Total	$1,200,814	$92,091	$85,083	$1,377,988

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating:

	Performing	Non-Performing	Total
June 30, 2012
Commercial, financial, agricultural	$68,732	$250	$68,982
Lease financing	254	—	254
Real estate—construction	22,142	—	22,142
Real estate—1-4 family mortgage	613,805	5,307	619,112
Real estate—commercial mortgage	178,179	825	179,004
Installment loans to individuals	55,841	58	55,899

Total	$938,953	$6,440	$945,393

December 31, 2011
Commercial, financial, agricultural	$61,864	$198	$62,062
Lease financing	343	—	343
Real estate—construction	18,756	340	19,096
Real estate—1-4 family mortgage	554,702	5,951	560,653
Real estate—commercial mortgage	156,050	756	156,806
Installment loans to individuals	55,356	169	55,525

Total	$847,071	$7,414	$854,485

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows for the periods presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
June 30, 2012
Commercial, financial, agricultural	$38	$12,720	$234	$12,992
Lease financing	—	—	—	—
Real estate—construction	3,900	2,193	—	6,093
Real estate—1-4 family mortgage	10,654	80,951	2,274	93,879
Real estate—commercial mortgage	37,681	141,479	6,281	185,441
Installment loans to individuals	—	69	3,341	3,410

Total	$52,273	$237,412	$12,130	$301,815

December 31, 2011
Commercial, financial, agricultural	$38	$17,765	$455	$18,258
Lease financing	—	—	—	—
Real estate—construction	4,031	3,045	—	7,076
Real estate—1-4 family mortgage	12,252	95,671	1,533	109,456
Real estate—commercial mortgage	44,994	161,498	2,900	209,392
Installment loans to individuals	—	168	4,276	4,444

Total	$61,315	$278,147	$9,164	$348,626

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at June 30, 2012:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$81,679	$273,376	$14,566	$369,621
Nonaccretable difference(1)	(29,381)	(26,772)	(1,233)	(57,386)

Cash flows expected to be collected	52,298	246,604	13,333	312,235
Accretable yield(2)	(25)	(9,192)	(1,203)	(10,420)

Fair value	$52,273	$237,412	$12,130	$301,815

(1)	Represents contractual principal and interest cash flows of $44,764 and $12,622, respectively, not expected to be collected.
(2)	Represents contractual interest payments of $6,054 expected to be collected and purchase discount of $4,366.

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2012	$(40)	$(9,757)	$(746)	$(10,543)
Reclasses from nonaccretable difference	—	(757)	(1,092)	(1,849)
Accretion	15	1,322	635	1,972

Balance at June 30, 2012	$(25)	$(9,192)	$(1,203)	$(10,420)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

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

The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$3,220	$882	$18,892	$20,379	$803	$44,176
Provision for loan losses	504	119	2,590	1,358	129	4,700
Charge-offs	(645)	(38)	(2,674)	(1,144)	(132)	(4,633)
Recoveries	156	3	172	172	33	536

Ending balance	$3,235	$966	$18,980	$20,765	$833	$44,779

Six Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Provision for loan losses	893	(68)	6,004	2,588	83	9,500
Charge-offs	(2,033)	(42)	(4,548)	(3,026)	(203)	(9,852)
Recoveries	178	3	333	224	53	791

Ending balance	$3,235	$966	$18,980	$20,765	$833	$44,779

Period-End Amount Allocated to:
Individually evaluated for impairment	$727	$—	$5,666	$7,296	$—	$13,689
Collectively evaluated for impairment	2,508	966	13,314	13,469	833	31,090
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,235	$966	$18,980	$20,765	$833	$44,779

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D—Loans and the Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$3,282	$1,735	$21,107	$20,410	$971	$47,505
Provision for loan losses	1,662	192	1,620	1,879	(3)	5,350
Charge-offs	(1,139)	(569)	(3,084)	(823)	(33)	(5,648)
Recoveries	36	31	221	52	24	364

Ending balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571

Six Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Provision for loan losses	2,322	41	5,272	3,244	(29)	10,850
Charge-offs	(1,284)	(798)	(6,615)	(1,374)	(89)	(10,160)
Recoveries	178	31	337	869	51	1,466

Ending balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571

Period-End Amount Allocated to:
Individually evaluated for impairment	$754	$16	$8,264	$7,938	$—	$16,972
Collectively evaluated for impairment	3,087	1,373	11,600	13,580	959	30,599
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571

(1)	Includes lease financing receivables.

The following table provides recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2012
Individually evaluated for impairment	$3,678	$6,093	$46,533	$85,485	$—	$141,789
Collectively evaluated for impairment	276,603	67,016	722,354	1,116,291	56,166	2,238,430
Acquired with deteriorated credit quality	12,992	6,093	93,879	185,441	3,410	301,815

Ending balance	$293,273	$79,202	$862,766	$1,387,217	$59,576	$2,682,034

December 31, 2011
Individually evaluated for impairment	$6,271	$7,184	$53,832	$99,405	$—	$166,692
Collectively evaluated for impairment	253,562	66,975	661,339	1,027,838	56,052	2,065,766
Acquired with deteriorated credit quality	18,258	7,076	109,456	209,392	4,444	348,626

Ending balance	$278,091	$81,235	$824,627	$1,336,635	$60,496	$2,581,084

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note E—Other Real Estate Owned

(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs:

	Covered OREO	Not Covered OREO	Total OREO
June 30, 2012
Residential real estate	$5,599	$11,046	$16,645
Commercial real estate	7,914	11,877	19,791
Residential land development	4,200	29,001	33,201
Commercial land development	20,238	6,460	26,698

Total	$37,951	$58,384	$96,335

December 31, 2011
Residential real estate	$11,110	$15,364	$26,474
Commercial real estate	8,211	11,479	19,690
Residential land development	4,441	36,105	40,546
Commercial land development	19,394	7,131	26,525

Total	$43,156	$70,079	$113,235

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2012	$43,156	$70,079	$113,235
Transfers of loans	16,418	5,581	21,999
Capitalized improvements	—	382	382
Impairments(1)	(5,849)	(2,997)	(8,846)
Dispositions	(15,818)	(14,844)	(30,662)
Other	44	183	227

Balance at June 30, 2012	$37,951	$58,384	$96,335

(1)

Of the total impairment charges of $5,849 recorded for covered OREO, $1,170 was included in the Consolidated Statements of Income for the six months ended June 30, 2012, while the remaining $4,679 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Carrying costs	$756	$1,330	$1,791	$2,319
Impairments	2,069	655	4,167	1,624
Net losses on OREO sales	659	205	1,650	1,836
Rental income	(114)	(68)	(239)	(146)

Total	$3,370	$2,122	$7,369	$5,633

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note F—Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$—	$—	$6	$9
Interest cost	215	222	16	15
Expected return on plan assets	(298)	(329)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	89	75	18	33
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$6	$(32)	$40	$57

	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$—	$—	$12	$18
Interest cost	430	458	32	38
Expected return on plan assets	(596)	(616)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	178	152	36	72
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$12	$(6)	$80	$128

In January 2012 and 2011, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2012 and 2011 for the six month periods ended June 30, 2012 and 2011:

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

In April 2012, an amendment to the Company’s long-term incentive compensation plan was adopted that allows non-employee members of the Board of Directors to participate in the plan. Under this provision, the Company awarded 9,684 shares of time-based restricted stock to non-employee directors which are earned 100% upon the completion of one year of service measured from the grant date. The fair value of the restricted stock grants on the date of the grant was $15.49 per share.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note F—Employee Benefit and Deferred Compensation Plans (continued)

During the six months ended June 30, 2012, the Company reissued 47,826 shares from treasury in connection with the exercise of stock-based compensation. The Company recorded total stock-based compensation expense of $316 and $300 for the three months ended June 30, 2012 and 2011, respectively, and $608 and $605 for the six months ended June 30, 2012 and 2011, respectively.

Note G—Segment Reporting

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G—Segment Reporting (continued)

The following table provides financial information for our operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three Months Ended June 30, 2012
Net interest income	$33,661	$24	$341	$(616)	$33,410
Provision for loan losses	4,723	—	(23)	—	4,700
Noninterest income	13,753	901	1,563	21	16,238
Noninterest expense	34,139	793	1,646	132	36,710

Income before income taxes	8,552	132	281	(727)	8,238
Income taxes	2,055	51	63	(276)	1,893

Net income (loss)	$6,497	$81	$218	$(451)	$6,345

Total assets	$4,054,647	$10,186	$38,125	$9,419	$4,112,377
Goodwill	182,096	2,783	—	—	184,879

Three Months Ended June 30, 2011
Net interest income	$32,925	$30	$320	$(609)	$32,666
Provision for loan losses	5,360	—	(10)	—	5,350
Noninterest income	10,408	798	1,155	19	12,380
Noninterest expense	29,804	734	991	116	31,645

Income before income taxes	8,169	94	494	(706)	8,051
Income taxes	2,375	38	152	(271)	2,294

Net income (loss)	$5,794	$56	$342	$(435)	$5,757

Total assets	$4,205,474	$9,197	$38,776	$5,753	$4,259,200
Goodwill	182,096	2,783	—	—	184,879

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G—Segment Reporting (continued)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six Months Ended June 30, 2012
Net interest income	$66,766	$48	$704	$(1,265)	$66,253
Provision for loan losses	9,517	—	(17)	—	9,500
Noninterest income	26,998	2,070	3,514	43	32,625
Noninterest expense	68,402	1,576	3,112	241	73,331

Income before income taxes	15,845	542	1,123	(1,463)	16,047
Income taxes	3,787	210	289	(558)	3,728

Net income (loss)	$12,058	$332	$834	$(905)	$12,319

Total assets	$4,054,647	$10,186	$38,125	$9,419	$4,112,377
Goodwill	182,096	2,783	—	—	184,879

Six Months Ended June 30, 2011
Net interest income	$64,320	$62	$636	$(1,216)	$63,802
Provision for loan losses	10,880	—	(30)	—	10,850
Noninterest income	29,175	1,941	2,221	38	33,375
Noninterest expense	64,098	1,457	1,887	196	67,638

Income before income taxes	18,517	546	1,000	(1,374)	18,689
Income taxes	5,386	212	307	(526)	5,379

Net income (loss)	$13,131	$334	$693	$(848)	$13,310

Total assets	$4,205,474	$9,197	$38,776	$5,753	$4,259,200
Goodwill	182,096	2,783	—	—	184,879

In connection with the acquisition of American Trust, the Company recognized a gain on acquisition of $8,774 in the six months ended June 30, 2011, which is included in “Noninterest income” for the Community Banks segment in the table above.

Note H—Fair Value Measurements

(In Thousands)

Fair Value Measurements and the Fair Level Hierarchy

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Securities available for sale: Securities available for sale consist primarily of debt securities such as obligations of U.S. Government agencies and corporations, mortgage-backed securities, trust preferred securities, and other debt securities. Fair values for debt securities are based on quoted market prices, where available. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. The fair value of equity securities traded in active markets is based on quoted market prices; for equity securities not traded in an active market, fair value approximates their historical cost.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H—Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Totals
June 30, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,433	$—	$2,433
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	177,050	—	177,050
Government agency collateralized mortgage obligations	—	127,949	—	127,949
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	37,129	—	37,129
Government agency collateralized mortgage obligations	—	5,412	—	5,412
Trust preferred securities	—	—	12,672	12,672
Other debt securities	—	21,236	—	21,236
Other equity securities	—	—	2,790	2,790

Total securities available for sale	—	371,209	15,462	386,671
Derivative instruments:
Interest rate contracts	—	2,914	—	2,914
Interest rate lock commitments	—	1,719	—	1,719

Total derivative instruments	—	4,633	—	4,633

Total financial assets	$—	$375,842	$15,462	$391,304

Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$1,843	$—	$1,843
Interest rate contracts	—	2,880	—	2,880
Forward commitments	—	406	—	406

Total derivative instruments	—	5,129	—	5,129

Total financial liabilities	$—	$5,129	$—	$5,129

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H—Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2011
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$17,395	$—	$17,395
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	230,667	—	230,667
Government agency collateralized mortgage obligations	—	136,987	—	136,987
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	36,669	—	36,669
Government agency collateralized mortgage obligations	—	5,316	—	5,316
Trust preferred securities	—	—	12,785	12,785
Other debt securities	—	21,875	—	21,875
Other equity securities	—	—	2,237	2,237

Total securities available for sale	—	448,909	15,022	463,931
Derivative instruments:
Interest rate contracts	—	2,132	—	2,132
Interest rate lock commitments	—	1,197	—	1,197

Total derivative instruments	—	3,329	—	3,329

Total financial assets	$—	$452,238	$15,022	$467,260

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$2,063	$—	$2,063
Forward commitments	—	427	—	427

Total derivative instruments	—	2,490	—	2,490

Total financial liabilities	$—	$2,490	$—	$2,490

The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2012:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2012	$12,785	$2,237	$15,022
Transfers out of Level 3	—	—	—
Realized gains (losses) included in net income	—	14	14
Unrealized gains included in other comprehensive income	839	539	1,378
Reclassification adjustment	(952)	—	(952)
Settlements	—	—	—

Balance at June 30, 2012	$12,672	$2,790	$15,462

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H—Fair Value Measurements (continued)

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at the lower of cost or fair value. If fair value is used, it is determined using current secondary market prices for loans with similar characteristics, that is, using Level 2 inputs. Mortgage loans held for sale were carried at cost on the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three or six months ended June 30, 2012 and 2011, respectively. The following table presents impaired loans measured at fair value on a nonrecurring basis:

	June 30, 2012	December 31, 2011
Impaired loans	$9,787	$46,596
Specific reserve included in allowance for loan losses	$1,342	$8,532

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

	June 30, 2012	December 31, 2011
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$19,590	$7,111
Impairment recognized in results of operations	(905)	(305)
Increase in FDIC loss-share indemnification asset	(3,618)	(1,221)

Fair value	$15,067	$5,585

OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$20,838	$25,252
Impairment recognized in results of operations	(1,550)	(6,892)

Fair value	$19,288	$18,360

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H—Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$196,406	$196,406	$209,017	$209,017
Securities held to maturity	290,050	305,183	332,410	344,618
Securities available for sale	386,671	386,671	463,931	463,931
Mortgage loans held for sale	25,386	25,386	28,222	28,222
Loans covered under loss-share agreements	289,685	295,714	339,462	351,318
Loans not covered under loss-share agreements, net	2,347,570	2,370,264	2,197,282	2,220,159
FDIC loss-share indemnification asset	54,473	54,473	107,754	107,754
Derivative instruments	4,633	4,633	3,329	3,329

Financial liabilities
Deposits	$3,406,196	$3,413,093	$3,412,237	$3,420,775
Short-term borrowings	7,700	7,700	11,485	11,485
Federal Home Loan Bank advances	86,590	95,352	117,454	127,976
Junior subordinated debentures	75,689	28,654	75,770	28,832
TLGP Senior Note	—	—	50,000	50,384
Derivative instruments	5,129	5,129	2,490	2,490

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.

Cash and cash equivalents: Cash and cash equivalents consist of cash and due from banks and interest-bearing balances with banks. The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates fair value based on the short-term nature of these assets. Cash and cash equivalents are classified within Level 1 of the fair value hierarchy.

Securities held to maturity: For securities held to maturity, fair values for debt securities are based on quoted market prices, where available, or a discounted cash flow model. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The Company’s securities held to maturity are classified as Level 2.

Loans covered under loss-share agreements: The fair value of loans covered under loss-share agreements is based on the net present value of future cash proceeds expected to be received using discount rates that are derived from current market rates and reflect the level of interest risk in the covered loans. Loans covered under loss-share agreements are classified as Level 3.

Loans not covered under loss-share agreements: For variable-rate loans not covered under loss-share agreements that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of fixed-rate loans not covered under loss-share agreements, including mortgages, commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loans not covered under loss-share agreements are classified as Level 3.

FDIC loss-share indemnification asset: The fair value of the FDIC loss-share indemnification asset is based on the net present value of future cash flows expected to be received from the FDIC under the provisions of the loss-share agreements using a discount rate that is based on current market rates for the underlying covered loans. Current market rates are used in light of the uncertainty of the timing and receipt of the loss-share reimbursement from the FDIC. The FDIC loss-share indemnification asset is classified as Level 3.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H—Fair Value Measurements (continued)

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. These are Level 1 valuations. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of accounts. These are Level 2 valuations.

Short-term borrowings: Short-term borrowings consist of securities sold under agreements to repurchase. The fair value of these short-term borrowings approximates the carrying value of the amounts reported in the Consolidated Balance Sheets for each respective account. Short-term borrowings are classified as Level 1.

Federal Home Loan Bank advances: The fair value for Federal Home Loan Bank (“FHLB”) advances is determined by discounting the future cash flows using the current market rate. These are classified as Level 2.

Junior subordinated debentures: The fair value for the Company’s junior subordinated debentures is determined by discounting the future cash flows using the current market rate. These are classified as Level 2.

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (“TLGP”) is determined by discounting the future cash flows using the current market rate. The outstanding balance of the Company’s TLGP note was paid in full in March 2012.

Note I—Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2012, the Company had notional amounts of $61,654 on interest rate contracts with corporate customers and $61,654 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March and April 2012, the Company entered into two interest rate swap agreements effective June 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. The interest rate swaps had a total fair value of $(1,843) at June 30, 2012.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. Deferred gains amortized into net interest income were $152 and $153 for the three months ended June 30, 2012 and 2011, respectively, and $304 and $303 for the six months ended June 30, 2012 and 2011, respectively.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $66,217 and $56,217 at June 30, 2012 and December 31, 2011, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $66,533 and $42,074 at June 30, 2012 and December 31, 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I—Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments:

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,914	Other Assets	$2,132
Interest rate lock commitments	Other Assets	1,719	Other Assets	1,197

Totals		$4,633		$3,329

Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$1,843	Other Liabilities	$—

Totals		$1,843		$—

Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,880	Other Liabilities	$2,063
Forward commitments	Other Liabilities	406	Other Liabilities	427

Totals		$3,286		$2,490

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$152	$153	$304	$303

Total	$152	$153	$304	$303

Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$549	$111	$883	$160
Included in other noninterest expense	23	—	34	—
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	923	354	522	154
Forward commitments
Included in gains on sales of mortgage loans held for sale	(888)	(31)	(943)	(31)

Total	$607	$434	$496	$283

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J—Other Comprehensive Income

(In Thousands)

Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three Months Ended June 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$1,766	$676	$1,090
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(869)	(332)	(537)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(148)	(57)	(91)

Total securities available for sale	749	287	462
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,664)	(637)	(1,027)
Reclassification adjustment for gains realized in net income	(152)	(58)	(94)

Total derivative instruments	(1,816)	(695)	(1,121)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	107	41	66

Total defined benefit pension and post-retirement benefit plans	107	41	66

Total other comprehensive loss	$(960)	$(367)	$(593)

Three Months Ended June 30, 2011
Securities available for sale:
Unrealized holding gains on securities	$23,283	$8,905	$14,378
Non-credit related portion of other-than-temporary impairment on securities	(15,183)	(5,807)	(9,376)
Reclassification adjustment for losses realized in net income	258	99	159
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(358)	(137)	(221)

Total securities available for sale	8,000	3,060	4,940
Derivative instruments:
Reclassification adjustment for gains realized in net income	(153)	(59)	(94)

Total derivative instruments	(153)	(59)	(94)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	107	41	66

Total defined benefit pension and post-retirement benefit plans	107	41	66

Total other comprehensive income	$7,954	$3,042	$4,912

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J—Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six Months Ended June 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$3,414	$1,306	$2,108
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(1,773)	(678)	(1,095)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(313)	(120)	(193)

Total securities available for sale	1,328	508	820
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,843)	(705)	(1,138)
Reclassification adjustment for gains realized in net income	(304)	(116)	(188)

Total derivative instruments	(2,147)	(821)	(1,326)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	214	82	132

Total defined benefit pension and post-retirement benefit plans	214	82	132

Total other comprehensive loss	$(605)	$(231)	$(374)

Six Months Ended June 30, 2011
Securities available for sale:
Unrealized holding gains on securities	$23,732	$9,077	$14,655
Non-credit related portion of other-than-temporary impairment on securities	(15,183)	(5,807)	(9,376)
Reclassification adjustment for losses realized in net income	246	94	152
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(632)	(242)	(390)

Total securities available for sale	8,163	3,122	5,041
Derivative instruments:
Reclassification adjustment for gains realized in net income	(303)	(116)	(187)

Total derivative instruments	(303)	(116)	(187)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	222	85	137

Total defined benefit pension and post-retirement benefit plans	222	85	137

Total other comprehensive income	$8,082	$3,091	$4,991

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J—Other Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows:

	June 30, 2012	December 31, 2011
Unrealized gains on securities	$16,463	$15,643
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)
Unrealized (losses) gains on derivative instruments	(890)	436
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,620)	(6,752)

Total accumulated other comprehensive loss	$(8,521)	$(8,147)

Note K—Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Net income applicable to common stock	$6,345	$5,757	$12,319	$13,310
Average common shares outstanding	25,110,709	25,059,081	25,094,852	25,055,623
Net income per common share—basic	$0.25	$0.23	$0.49	$0.53

Diluted
Net income applicable to common stock	$6,345	$5,757	$12,319	$13,310
Average common shares outstanding	25,110,709	25,059,081	25,094,852	25,055,623
Effect of dilutive stock-based compensation	38,651	123,422	49,282	127,592

Average common shares outstanding—diluted	25,149,360	25,182,503	25,144,134	25,183,215
Net income per common share—diluted	$0.25	$0.23	$0.49	$0.53

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

Financial Condition and Results of Operations

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Net Income

Net income for the three month period ended June 30, 2012 was $6,345 compared to net income of $5,757 for the three month period ended June 30, 2011. Basic and diluted earnings per share for the three month period ended June 30, 2012 were $0.25 as compared to $0.23 for the three month period ended June 30, 2011.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities. Net interest income increased 2.28% to $33,410 for the second quarter of 2012 compared to $32,666 for the same period in 2011. On a tax equivalent basis, net interest income was $34,919 for the second quarter of 2012 as compared to $34,138 for the second quarter of 2011. Net interest margin, the tax equivalent net yield on earning assets, increased to 3.98% during the second quarter of 2012 from 3.76% for the same period in 2011.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,647,321	$34,168	5.19%	$2,575,890	$36,347	5.66%
Securities:
Taxable(2)	556,327	3,778	2.72	648,978	5,473	3.37
Tax-exempt	237,026	3,487	5.88	214,757	3,308	6.16
Interest-bearing balances with banks	80,425	54	0.27	200,071	163	0.33

Total interest-earning assets	3,521,099	41,487	4.73	3,639,696	45,291	4.99
Cash and due from banks	66,506			67,037
Intangible assets	191,788			191,320
FDIC loss-share indemnification asset	59,957			150,312
Other assets	284,023			246,165

Total assets	$4,123,373			$4,294,530

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,391,645	$1,029	0.30%	$1,421,044	$3,085	0.87%
Savings deposits	230,207	123	0.22	214,190	195	0.36
Time deposits	1,265,026	3,817	1.21	1,437,575	5,496	1.53

Total interest-bearing deposits	2,886,878	4,969	0.69	3,072,809	8,776	1.15
Borrowed funds	168,856	1,599	3.80	261,060	2,377	3.64

Total interest-bearing liabilities	3,055,734	6,568	0.86	3,333,869	11,153	1.34
Noninterest-bearing deposits	531,209			468,170
Other liabilities	44,266			15,595
Shareholders’ equity	492,164			476,896

Total liabilities and shareholders’ equity	$4,123,373			$4,294,530

Net interest income/net interest margin		$34,919	3.98%		$34,138	3.76%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Our improvement in net interest income and net interest margin for the second quarter of 2012 as compared to the same period in 2011 was partly a result of a change in the mix of interest-earning assets, which included loan growth, a decrease in nonaccrual loans, and a decrease in interest-bearing balances with banks. Changes in the mix of interest-earning liabilities, which included growth in lower costing core deposits offset by a decline in time deposits and borrowed funds, also contributed to the improvement in net interest income and net interest margin.

Interest income, on a tax equivalent basis, was $41,487 for the second quarter of 2012 compared to $42,291 for the same period in 2011. The decrease in interest income was driven primarily by a decrease in the average balance of interest-earning assets and a decline in the yield on interest-earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Loans	75.19%	70.77%	5.19%	5.66%
Securities	22.53	23.73	3.66	4.07
Other	2.28	5.50	0.27	0.33

Total earning assets	100.00%	100.00%	4.73%	4.99%

Interest expense was $6,568 for the second quarter of 2012, a decrease of $4,585, or 41.11%, as compared to the same period in 2011. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $63,039, or 13.46%, during the second quarter of 2012 as compared to the same period in 2011. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 43 basis points to 0.74% for the second quarter of 2012 as compared to 1.17% for the second quarter of 2011.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Noninterest-bearing demand	14.81%	12.31%	—%	—%
Interest-bearing demand	38.80	37.38	0.30	0.87
Savings	6.42	5.63	0.22	0.36
Time deposits	35.27	37.81	1.21	1.53
Federal Home Loan Bank advances	2.41	3.21	4.35	4.17
Other borrowed funds	2.29	3.66	3.21	3.18

Total deposits and borrowed funds	100.00%	100.00%	0.74%	1.17%

Loans and Loan Interest Income

The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2012	Percentage of Total Loans	December 31, 2011	Percentage of Total Loans
Commercial, financial, agricultural	$293,273	10.93%	$278,091	10.77%
Lease financing	245	0.01	328	0.01
Real estate—construction	79,202	2.95	81,235	3.15
Real estate—1-4 family mortgage	862,766	32.17	824,627	31.95
Real estate—commercial mortgage	1,387,217	51.72	1,336,635	51.79
Installment loans to individuals	59,331	2.21	60,168	2.33

Total loans, net of unearned income	$2,682,034	100.00%	$2,581,084	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2012, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Total loans at June 30, 2012 were $2,682,034, an increase of $100,950 from $2,581,084 at December 31, 2011. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $289,685 at June 30, 2012, a decrease of $49,777, compared to $339,462 at December 31, 2011. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. The covered loans will continue to decline through the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution as the loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date.

Loans not covered under loss-share agreements at June 30, 2012 were $2,392,349, an increase of $150,727, compared to $2,241,622 at December 31, 2011. The increase in loans not covered under loss-share agreements was attributable to growth in 1-4 family residential mortgages, owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Tennessee contributed $68,608 of the total increase in loans from December 31, 2011.

During the first six months of 2012, loans in our Tennessee and Mississippi markets increased $12,635 and $31,464, respectively, while loans in our Alabama markets increased $63,536. Loans in our Georgia markets not covered under loss-share agreements increased $42,044 from December 31, 2011.

The following table provides a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	June 30, 2012			December 31, 2011
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$12,758	$280,515	$293,273	$17,803	$260,288	$278,091
Lease financing	—	245	245	—	328	328
Real estate—construction:
Residential	2,193	35,058	37,251	3,158	28,644	31,802
Commercial	3,900	35,506	39,406	3,918	43,702	47,620
Condominiums	—	2,545	2,545	—	1,813	1,813

Total real estate—construction	6,093	73,109	79,202	7,076	74,159	81,235
Real estate—1-4 family mortgage:
Primary	21,716	407,390	429,106	21,447	351,702	373,149
Home equity	19,042	171,591	190,633	23,048	170,092	193,140
Rental/investment	33,502	124,636	158,138	42,261	125,147	167,408
Land development	17,345	67,544	84,889	21,167	69,763	90,930

Total real estate—1-4 family mortgage	91,605	771,161	862,766	107,923	716,704	824,627
Real estate—commercial mortgage:
Owner-occupied	93,336	560,598	653,934	101,448	539,772	641,220
Non-owner occupied	44,337	530,354	574,691	48,939	480,585	529,524
Land development	41,487	117,105	158,592	56,105	109,786	165,891

Total real estate—commercial mortgage	179,160	1,208,057	1,387,217	206,492	1,130,143	1,336,635
Installment loans to individuals	69	59,262	59,331	168	60,000	60,168

Total loans, net of unearned income	$289,685	$2,392,349	$2,682,034	$339,462	$2,241,622	$2,581,084

Mortgage loans held for sale were $25,386 at June 30, 2012 compared to $28,222 at December 31, 2011. Originations of mortgage loans to be sold totaled $233,277 in the first six months of 2012 compared to $185,652 for the same period in 2011. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Investments and Investment Interest Income

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio for the periods presented:

	June 30, 2012	Percentage of Portfolio	December 31, 2011	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$56,583	8.36%	$125,055	15.70%
Mortgage-backed securities	347,540	51.36	409,639	51.44
Obligations of states and political subdivisions	235,900	34.86	224,750	28.22
Trust preferred securities	12,672	1.87	12,785	1.61
Other debt securities	21,236	3.14	21,875	2.75
Other equity securities	2,790	0.41	2,237	0.28

	$676,721	100.00%	$796,341	100.00%

Investment income, on a tax equivalent basis, decreased $1,516 to $7,265 for the second quarter of 2012 from $8,781 for the second quarter of 2011. The average balance in the investment portfolio for the second quarter of 2012 was $793,353 compared to $863,735 for the same period in 2011. The tax equivalent yield on the investment portfolio for the second quarter of 2012 was 3.66%, down 41 basis points from the same period in 2011. The decline in yield was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to the generally lower interest rate environment.

The balance of our securities portfolio at June 30, 2012 decreased $119,620 to $676,721 from $796,341 at December 31, 2011. During the first six months of 2012, we purchased $152,990 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), included in the “Mortgage-backed securities” line item in the above table, comprised 54.52% of the purchases. The mortgage-backed securities and CMOs held in our securities portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 33.61% and 11.87%, respectively, of the remainder of total securities purchased. The carrying value of securities sold during the first six months of 2012 totaled $85,077, consisting solely of mortgage-backed securities. Maturities and calls of securities during the first six months of 2012 totaled $186,072. Unrealized losses of $17,079 were recorded on investment securities with a carrying value of $54,412 at June 30, 2012, compared to unrealized losses of $17,864 recorded on investment securities with a carrying value of $40,191 at December 31, 2011.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $29,459 and $30,410 and a fair value of $12,672 and $12,785 at June 30, 2012 and December 31, 2011, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the second quarter of 2012. The Company did recognize credit-related impairment losses on two of the four pooled trust preferred securities of $262 during the first six months of 2011. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at June 30, 2012 and December 31, 2011. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $3,406,196 and $3,412,237, at June 30, 2012 and December 31, 2011, respectively. Noninterest-bearing deposits were $539,237 and $531,910 at June 30, 2012 and December 31, 2011, respectively, while interest-bearing deposits were $2,866,959 and $2,880,327 at June 30, 2012 and December 31, 2011, respectively. The balance of deposits at June 30, 2012 as compared to December 31, 2011 remained relatively unchanged and is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company placing less reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at June 30, 2012 increased to $379,913 from $338,273 at December 31, 2011.

Following management’s emphasis on growing a stable source of funding through core deposits and allowing more costly deposits to mature or expire, deposits in our Alabama and Georgia markets decreased $47,284 and $46,312, respectively, at June 30, 2012 from December 31, 2011. Deposits in our Tennessee markets decreased $2,526 at June 30, 2012 from December 31, 2011. Deposits in our Mississippi markets increased $90,081 at June 30, 2012 from December 31, 2011 primarily due to an increase in public fund deposits.

Interest expense on deposits was $4,969 and $8,776 for the second quarter of 2012 and 2011, respectively. The cost of interest-bearing deposits was 0.69% and 1.15% for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

Borrowed Funds and Interest Expense on Borrowings

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (the “FHLB”) and junior subordinated debentures. Interest expense on total borrowings was $1,599 and $2,377 for the second quarter of 2012 and 2011, respectively. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used, as needed, to meet day to day liquidity needs. Total FHLB advances were $86,590 and $117,454 at June 30, 2012 and December 31, 2011, respectively. The Company had no short-term FHLB advances outstanding at June 30, 2012 or December 31, 2011. The Company had $1,040,987 of availability on unused lines of credit with the FHLB at June 30, 2012 compared to $983,950 at December 31, 2011. The cost of our FHLB advances was 4.35% and 4.17% for the second quarter of 2012 and 2011, respectively.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. The cost of the TLGP debt was 3.83% for the second quarter of 2011.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended June 30,
2012	2011
1.50%	1.18%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources.

Noninterest income was $16,238 for the three months ended June 30, 2012, an increase of $3,858, or 31.16%, as compared to $12,380 for the same period in 2011.

Service charges on deposit accounts, the primary contributor to noninterest income, include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $4,495 and $5,036 for the second quarter of 2012 and 2011, respectively. Overdraft fees, the largest component of service charges on deposits, were $3,558 for the three months ended June 30, 2012 compared to $4,443 for the same period in 2011. The decline in overdraft fees was primarily the result of regulations enacted which have restricted the Company’s ability to impose overdraft fees.

Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 38.61% to $4,322 during the second quarter of 2012 as compared to $3,118 for the same period in 2011. For the second quarter of 2012, fees associated with debit card usage were $2,145, an increase of 15.63% as compared to $1,855 for the same period in 2011. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. However, the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011 could have a negative impact on the Company’s income derived from this effort. As directed by statute, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. The provisions apply only to financial institutions with more than $10 billion in assets. As affected institutions lower their debit card fees, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact. Mortgage loan fees increased $807 to $1,549 during the second quarter of 2012 as compared to $742 for the same period in 2011. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2012 as compared to 2011.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $842 and $792 for the three months ended June 30, 2012 and 2011, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $1,551 for the second quarter of 2012 compared to $1,139 for the same period in 2011. The increase in Wealth Management revenue for the second quarter of 2012 as compared to the same period in 2011 was primarily attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA) in the third quarter of 2011. The market value of trust assets under management was $1,090,758 and $1,024,585 at June 30, 2012 and December 31, 2011, respectively.

Gains on sales of securities for the second quarter of 2012 were $869, resulting from the sale of $63,296 in securities. Gains on sales of securities for the second quarter of 2011 were $4, resulting from the sale of $7,988 in securities.

Gains on the sale of mortgage loans held for sale were $2,390 and $949 for the three months ended June 30, 2012 and 2011, respectively. Originations of mortgage loans to be sold totaled $121,636 for the second quarter of 2012 as compared to $89,142 for the same period of 2011.

Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,
2012	2011
3.58%	2.96%

Noninterest expense was $36,710 and $31,645 for the second quarter of 2012 and 2011, respectively.

Salaries and employee benefits increased $3,698, or 22.87%, to $19,871 for the second quarter of 2012 as compared to $16,173 for the same period in 2011. The increase is attributable to our acquisitions of American Trust and the RBC Bank (USA) trust department and expansion of our franchise by opening de novo locations in Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama, and Maryville, Tennessee during the second half of 2011 and the first half of 2012. Commissions related to the increase in mortgage production during the second quarter of 2012 as compared to the same period in 2011 as well as higher-than-anticipated health insurance costs incurred also contributed to the increase.

Data processing costs increased 33.43% to $2,211 for the second quarter of 2012 from $1,657 for the same period in 2011. The increase in data processing costs over this period is reflective of increased loan and deposit processing from growth in the number of loans and deposits. The inclusion of data processing costs from American Trust and Wealth Management operations since the first and third quarters of 2011, respectively, also contributed to the increase.

Net occupancy and equipment expense for the second quarter of 2012 was $3,582, up $215 from the same period in 2011. This increase is attributable to occupancy costs and depreciation expense associated with the operations of the Company’s banking expansions beginning in the latter half of 2011.

Expenses related to other real estate owned for the second quarter of 2012 were $3,370, an increase of $1,248 compared to the same period in 2011. Expenses on other real estate owned for the second quarter of 2012 include write downs of $2,069 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $14,238 was sold during the second quarter of 2012, resulting in a net loss of $659. Expenses on other real estate owned for the three months ended June 30, 2011 included a $655 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $10,893 was sold during the second quarter of 2011, resulting in a net loss of $205.

Professional fees include fees for legal and accounting services. Professional fees were $1,015 for the second quarter of 2012 as compared to $1,208 for the same period in 2011. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution. This expense has decreased for the second quarter of 2012 as compared to the same period in 2011 due to lower levels of nonperforming assets over the same periods.

Advertising and public relations expense was $1,302 for the second quarter of 2012 compared to $1,124 for the same period in 2011. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2011.

Amortization of intangible assets totaled $349 for the second quarter of 2012 compared to $510 for the second quarter of 2011. This amortization relates to finite-lived intangible assets recorded in prior mergers which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three to fifteen years. During 2011, the Company amortized the remaining core deposit intangible recorded in connection with the Renasant Bancshares acquisition, which contributed $163 to total intangible amortization expense for the second quarter of 2011. This reduction was offset by amortization expense related to finite-lived intangible assets recorded in association with the American Trust and the RBC Trust (USA) trust department acquisitions.

Communication expenses, those expenses incurred for communication to clients and between employees, were $926 for the second quarter of 2012 as compared to $1,212 for the same period in 2011.

Efficiency Ratio
Three Months Ended June 30,
2012	2011
71.76%	67.96%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. The increases in net interest income and noninterest income more than offset the increase in noninterest expense, resulting in the increase in the Company’s efficiency ratio for the second quarter of 2012 as compared to the same period in 2011.

Income Taxes

Income tax expense for the second quarter of 2012 and 2011 was $1,893 and $2,294, respectively. The effective tax rates for those periods were 22.98% and 28.49%, respectively. The decrease in the effective tax rate for the second quarter of 2012 as compared to the same period in 2011 was attributable to consistent levels of tax-exempt interest income and higher income from bank-owned life insurance in the second quarter of 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

Net Income

Net income for the six month period ended June 30, 2012 was $12,319 compared to net income of $13,310 for the six month period ended June 30, 2011. Basic and diluted earnings per share for the six month period ended June 30, 2012 were $0.49 as compared to $0.53 for the six month period ended June 30, 2011.

Net Interest Income

Net interest income increased 3.84% to $66,253 for the first six months of 2012 compared to $63,802 for the same period in 2011. On a tax equivalent basis, net interest income was $69,258 for the first six months of 2012 as compared to $66,802 for the first six months of 2011. Net interest margin increased to 3.92% during the first six months of 2012 from 3.65% for the same period in 2011.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,630,660	$68,599	5.24%	$2,572,980	$72,408	5.68%
Securities:
Taxable(2)	570,148	7,858	2.76	654,360	11,159	3.41
Tax-exempt	233,441	6,892	5.90	218,341	6,726	6.16
Interest-bearing balances with banks	118,279	139	0.24	241,826	369	0.31

Total interest-earning assets	3,552,508	83,488	4.72	3,687,507	90,662	4.95
Cash and due from banks	72,391			72,881
Intangible assets	191,964			191,529
FDIC loss-share indemnification asset	68,973			155,687
Other assets	287,012			248,206

Total assets	$4,172,848			$4,355,810

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,380,445	$2,178	0.32%	$1,394,654	$6,073	0.88%
Savings deposits	226,844	289	0.26	209,284	441	0.42
Time deposits	1,285,025	7,921	1.24	1,506,512	12,344	1.65

Total interest-bearing deposits	2,892,314	10,388	0.72	3,110,450	18,858	1.22
Borrowed funds	203,897	3,842	3.78	275,550	5,002	3.64

Total interest-bearing liabilities	3,096,211	14,230	0.92	3,386,000	23,860	1.42
Noninterest-bearing deposits	533,038			472,116
Other liabilities	51,435			24,153
Shareholders’ equity	492,164			473,541

Total liabilities and shareholders’ equity	$4,172,848			$4,355,810

Net interest income/net interest margin		$69,258	3.92%		$66,802	3.65%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Interest income, on a tax equivalent basis, was $83,488 for the first six months of 2012 compared to $90,662 for the same period in 2011. The decrease in interest income was driven primarily by a decrease in the average balance of interest-earning assets and a decline in the yield on interest-earning assets.

Investment income, on a tax equivalent basis, decreased $3,135 to $14,750 for the first six months of 2012 from $17,885 for the first six months of 2011. The average balance in the investment portfolio for the first six months of 2012 was $803,589 compared to $872,701 for the same period in 2011. The tax equivalent yield on the investment portfolio for the first six months of 2012 was 3.67%, down 43 basis points from the same period in 2011. The decline in yield was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to the generally lower interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loans	74.05%	69.78%	5.24%	5.68%
Securities	22.62	23.67	3.67	4.10
Other	3.33	6.55	0.24	0.31

Total earning assets	100.00%	100.00%	4.72%	4.95%

Interest expense was $14,230 for the first six months of 2012 compared to $23,860 for the same period in 2011. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $60,922, or 12.90%, during the first six months of 2012 as compared to the same period in 2011. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 46 basis points to 0.79% for the first six months of 2012 as compared to 1.25% for the first six months of 2011.

Interest expense on deposits was $10,388 and $18,858 for the first six months of 2012 and 2011, respectively. The cost of interest-bearing deposits was 0.72% and 1.22% for the same periods.

Interest expense on total borrowings was $3,842 and $5,002 for the first six months of 2012 and 2011, respectively. The cost of our FHLB advances was 4.28% and 4.11% for the first six months of 2012 and 2011, respectively.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Noninterest-bearing demand	14.69%	12.24%	—%	—%
Interest-bearing demand	38.03	36.15	0.32	0.88
Savings	6.25	5.42	0.26	0.42
Time deposits	35.41	39.05	1.24	1.65
Federal Home Loan Bank advances	2.64	3.52	4.28	4.11
Other borrowed funds	2.98	3.62	3.33	3.18

Total deposits and borrowed funds	100.00%	100.00%	0.79%	1.25%

Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
Six Months Ended June 30,
2012	2011
1.49%	1.56%

Noninterest income was $32,625 for the six months ended June 30, 2012 as compared to $33,375 for the same period in 2011. Noninterest income for the first six months of 2011 includes the bargain purchase gain of $8,774 resulting from the acquisition of American Trust.

Service charges on deposit accounts were $9,020 and $9,877 for the first six months of 2012 and 2011, respectively. Overdraft fees were $7,521 for the six months ended June 30, 2012 as compared to $8,691 for the same period in 2011.

Fees and commissions increased 36.39% to $8,250 during the first six months of 2012 as compared to $6,049 for the same period in 2011. For the first six months of 2012, fees associated with debit card usage were $4,289, an increase of 20.78% as compared to $3,551 for the same period in 2011. Mortgage loan fees increased $1,383 to $2,869 during the first six months of 2012 as compared to $1,486 for the same period in 2011. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2012 as compared to 2011.

Income earned on insurance products was $1,740 and $1,629 for the six months ended June 30, 2012 and 2011, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $250 and $321 for the six months ended June 30, 2012 and 2011, respectively.

Wealth Management revenue was $3,493 for the first six months of 2012 compared to $2,195 for the same period in 2011. The increase in Wealth Management revenue for the first six months of 2012 as compared to the same period in 2011 was primarily attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA) in the third quarter of 2011.

Gains on sales of securities for the first six months of 2012 were $1,773, resulting from the sale of $85,077 in securities. Gains on sales of securities for the first six months of 2011 were $16, resulting from the sale of $13,017 in securities.

Gains on the sale of mortgage loans held for sale were $3,671 and $2,100 for the six months ended June 30, 2012 and 2011, respectively. Originations of mortgage loans to be sold totaled $233,277 for the first six months of 2012 as compared to $185,652 for the same period of 2011.

Noninterest Expense

Noninterest Expense to Average Assets
Six Months Ended June 30,
2012	2011
3.53%	3.13%

Noninterest expense was $73,331 and $67,638 for the first six months of 2012 and 2011, respectively.

Salaries and employee benefits increased $6,110, or 18.85%, to $38,520 for the first six months of 2012 as compared to $32,410 for the same period in 2011. The increase is attributable to our acquisitions of American Trust and the RBC Bank (USA) trust department and expansion of our franchise by opening de novo locations in Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama, and Maryville, Tennessee during the second half of 2011 and the first half of 2012. Commissions related to the increase in mortgage production during the first six months of 2012 as compared to the same period in 2011 as well as higher-than-anticipated health insurance costs incurred also contributed to the increase.

Data processing costs increased 23.40% to $4,251for the first six months of 2012 from $3,445 for the same period in 2011. The increase in data processing costs over this period is reflective of increased loan and deposit processing from growth in the number of loans and deposits. The inclusion of data processing costs from American Trust and Wealth Management operations since the first and third quarters of 2011, respectively, also contributed to the increase.

Net occupancy and equipment expense for the first six months of 2012 was $7,197, up $612 from the same period in 2011. This increase is attributable to occupancy costs and depreciation expense associated with the operations of the Company’s banking expansions beginning in the latter half of 2011.

Expenses related to other real estate owned for the first six months of 2012 were $7,369, an increase of $1,736 compared to the same period in 2011. Expenses on other real estate owned for the first six months of 2012 include write downs of $4,167 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $30,662 was sold during the first six months of 2012, resulting in a net loss of $1,650. Expenses on other real estate owned for the six months ended June 30, 2011 included a $1,624 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $25,234 was sold during the first six months of 2011, resulting in a net loss of $1,836.

Professional fees were $1,986 for the first six months of 2012 as compared to $2,022 for the same period in 2011. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $2,499 for the first six months of 2012 compared to $2,120 for the same period in 2011. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2011.

Communication expenses were $2,029 for the first six months of 2012 as compared to $2,374 for the same period in 2011.

Noninterest expense for the first six months of 2012 includes $898 in prepayment penalties associated with paying off $24,000 of FHLB borrowings. In comparison, noninterest expense for the first six months of 2011 includes $1,325 of acquisition related costs associated with the American Trust acquisition and $1,903 in prepayment penalties associated with paying off $50,000 of FHLB borrowings.

Income Taxes

Income tax expense for the first six months of 2012 and 2011 was $3,728 and $5,379, respectively. The effective tax rates for those periods were 23.23% and 28.78%, respectively. The decrease in the effective tax rate for the first six months of 2012 as compared to the same period in 2011 was attributable to consistent levels of tax-exempt interest income and higher income from bank-owned life insurance in the first six months of 2012 as compared to the same period in 2011.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

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

For impaired loans, specific reserves were established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	June 30, 2012	December 31, 2011
Specific reserves for impaired loans	$13,689	$15,410
Allocated reserves for remaining portfolio	31,090	28,930

Total	$44,779	$44,340

All of the loans acquired in the American Trust and Crescent acquisitions and certain loans acquired in previous acquisitions that are accounted for under ASC 310-30 are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during the three or six months ended June 30, 2012 or 2011. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $1,531 and $2,496 during the three and six months ended June 30, 2012, respectively.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$44,176	$47,505	$44,340	$45,415
Provision for loan losses	4,700	5,350	9,500	10,850
Charge-offs
Commercial, financial, agricultural	645	1,139	2,033	1,284
Lease financing	—	—	—	—
Real estate—construction	38	569	42	798
Real estate—1-4 family mortgage	2,674	3,084	4,548	6,615
Real estate—commercial mortgage	1,144	823	3,026	1,374
Installment loans to individuals	132	33	203	89

Total charge-offs	4,633	5,648	9,852	10,160
Recoveries
Commercial, financial, agricultural	156	36	178	178
Lease financing	—	—	—	—
Real estate—construction	3	31	3	31
Real estate—1-4 family mortgage	172	221	333	337
Real estate—commercial mortgage	172	52	224	869
Installment loans to individuals	33	24	53	51

Total recoveries	536	364	791	1,466

Net charge-offs	4,097	5,284	9,061	8,694

Balance at end of period	$44,779	$47,571	$44,779	$47,571

Net charge-offs (annualized) to average loans	0.62%	0.82%	0.69%	0.68%
Allowance for loan losses to:
Total loans			1.87%	2.18%
Nonperforming loans			149.45%	91.52%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Real estate—construction:
Residential	$35	$542	$35	$771
Commercial	—	(4)	4	(4)
Condominiums	—	—	—	—

Total real estate—construction	35	538	39	767
Real estate—1-4 family mortgage:
Primary	513	411	807	854
Home equity	1,254	827	1,826	907
Rental/investment	567	867	805	1,297
Land development	168	758	777	3,220

Total real estate—1-4 family mortgage	2,502	2,863	4,215	6,278
Real estate—commercial mortgage:
Owner-occupied	246	407	577	607
Non-owner occupied	502	(3)	1,664	(718)
Land development	224	367	561	616

Total real estate—commercial mortgage	972	771	2,802	505

Total net charge-offs of loans secured by real estate	$3,509	$4,172	$7,056	$7,550

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

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements:

	Covered Assets	Not Covered Assets	Total Assets
June 30, 2012
Nonaccruing loans	$65,386	$26,099	$91,485
Accruing loans past due 90 days or more	199	3,864	4,063

Total nonperforming loans	65,585	29,963	95,548
Other real estate owned	37,951	58,384	96,335

Total nonperforming loans and OREO	103,536	88,347	191,883
Nonaccruing securities available-for-sale, at fair value	—	12,672	12,672

Total nonperforming assets	$103,536	$101,019	$204,555

Nonperforming loans to total loans			3.56%
Nonperforming assets to total assets			4.97%
Allowance for loan losses to total loans			1.67%

December 31, 2011
Nonaccruing loans	$88,034	$31,154	$119,188
Accruing loans past due 90 days or more	1,134	3,760	4,894

Total nonperforming loans	89,168	34,914	124,082
Other real estate owned	43,156	70,079	113,235

Total nonperforming loans and OREO	132,324	104,993	237,317
Nonaccruing securities available-for-sale, at fair value	—	12,785	12,785

Total nonperforming assets	$132,324	$117,778	$250,102

Nonperforming loans to total loans			4.81%
Nonperforming assets to total assets			5.95%
Allowance for loan losses to total loans			1.72%

Due to the significant difference in the accounting for the loans and other real estate owned covered by loss-share agreements and loss mitigation offered under the loss-share agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. Purchased impaired loans had evidence of deterioration in credit quality prior to acquisition, and thus the fair value of these loans as of the acquisition date included an estimate of credit losses. These loans, as well as acquired loans with no evidence of credit deterioration at acquisition, are accounted for on a pool basis, and these pools are considered to be performing. Purchased impaired loans were not classified as nonperforming assets at June 30, 2012 or December 31, 2011 as the loans are considered to be performing under ASC 310-30. As a result, interest income, through the accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all purchased loans accounted for under ASC 310-30.

The asset quality measures surrounding the Company’s nonperforming loans and nonperforming assets discussed in the remainder of this section exclude covered assets relating to the Company’s FDIC-assisted acquisitions.

Another category of assets which contribute to our credit risk is restructured loans. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccruing loans	$26,099	$31,154	$42,331
Accruing loans past due 90 days or more	3,864	3,760	9,646

Total nonperforming loans	29,963	34,914	51,977
Restructured loans	36,071	36,311	40,170

Total nonperforming and restructured loans	$66,034	$71,225	$92,147

Nonperforming loans to:
Loans—period-end	1.25%	1.56%	2.38%
Loans—average	1.13%	1.35%	2.02%

The following table presents nonperforming loans, not covered by loss-share agreements, by loan category as of the dates presented.

	June 30, 2012	December 31, 2011	June 30, 2011
Commercial, financial, agricultural	$1,706	$3,505	$3,365
Real estate—construction:
Residential	601	489	334
Commercial	—	—	—
Condominiums	—	—	—

Total real estate—construction	601	489	334
Real estate—1-4 family mortgage:
Primary	3,201	5,242	5,643
Home equity	2,068	1,013	1,261
Rental/investment	6,175	5,757	9,251
Land development	902	1,739	11,184

Total real estate—1-4 family mortgage	12,346	13,751	27,339
Real estate—commercial mortgage:
Owner-occupied	1,392	2,342	6,346
Non-owner occupied	10,669	11,741	10,375
Land development	2,751	2,413	3,154

Total real estate—commercial mortgage	14,812	16,496	19,875
Installment loans to individuals	498	673	1,064

Total nonperforming loans	$29,963	$34,914	$51,977

The decrease in nonperforming loans at June 30, 2012 as compared to December 31, 2011 was attributable to the Company’s continued efforts to bring problem credits to resolution. Nonperforming loans as a percentage of total loans were 1.25% as of June 30, 2012 compared to 1.56% as of December 31, 2011 and 2.38% as of June 30, 2011. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 149.45% as of June 30, 2012 as compared to 127.00% as of December 31, 2011 and 91.52% as of June 30, 2011.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2012. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $14,473 at June 30, 2012 compared to $15,804 at December 31, 2011 and $17,527 at June 30, 2011, respectively.

As shown above, restructured loans totaled $36,071 at June 30, 2012 compared to $36,311 at December 31, 2011 and $40,170 at June 30, 2011. At June 30, 2012, total loans restructured through interest rate concessions represented 69.26% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans for the periods presented:

	June 30, 2012	December 31, 2011	June 30, 2011
Commercial, financial, agricultural	$—	$—	$125
Real estate—construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—

Total real estate—construction	—	—	—
Real estate—1-4 family mortgage:
Primary	4,391	5,106	6,159
Home equity	—	—	—
Rental/investment	2,026	2,060	3,594
Land development	11,155	10,923	13,483

Total real estate—1-4 family mortgage	17,572	18,089	23,236
Real estate—commercial mortgage:
Owner-occupied	11,479	11,226	7,863
Non-owner occupied	6,843	6,232	6,329
Land development	—	585	2,437

Total real estate—commercial mortgage	18,322	18,043	16,629
Installment loans to individuals	177	179	180

Total restructured loans	$36,071	$36,311	$40,170

Changes in the Company’s restructured loans are set forth in the table below:

	2012	2011
Balance at January 1	$36,311	$32,615
Additional loans with concessions	3,215	11,336
Reductions due to:
Reclassified as nonperforming	(1,258)	(2,546)
Charge-offs	(183)	—
Transfer to other real estate owned	(419)	—
Paydowns	(916)	(603)
Lapse of concession period	(679)	(632)

Balance at June 30	$36,071	$40,170

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $14,844 was sold during the six months ended June 30, 2012, resulting in a net loss of $1,118, while other real estate owned with a cost basis of $17,738 was sold during the six months ended June 30, 2011, resulting in a net loss of $1,590.

The following table provides details of the Company’s other real estate owned for the periods presented:

	June 30, 2012	December 31, 2011	June 30, 2011
Residential real estate	$11,046	$15,364	$11,481
Commercial real estate	11,877	11,479	13,108
Residential land development	29,001	36,105	38,050
Commercial land development	6,460	7,131	5,526
Other	—	—	219

Total other real estate owned	$58,384	$70,079	$68,384

Changes in the Company’s other real estate owned were as follows:

	2012	2011
Balance at January 1	$70,079	$71,833
Additions	5,581	15,242
Capitalized improvements	382	37
Impairments	(2,997)	(1,624)
Dispositions	(14,844)	(17,738)
Other	183	634

Balance at June 30	$58,384	$68,384

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage Change In:
Change in Interest Rates(1) (In Basis Points)	Net Interest Income(2)		Economic Value of Equity (3)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
+400	1.99%	4.54%	17.28%	18.93%
+300	2.02%	3.88%	15.48%	16.72%
+200	1.40%	2.82%	12.77%	13.87%
+100	0.99%	1.83%	9.08%	10.30%
-100	(1.96%)	(2.40%)	(6.00%)	(5.09%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.
(2)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for both the net interest income simulation and EVE are less asset sensitive as of June 30, 2012 as compared to December 31, 2011. This shift is due to our improved liability mix as higher cost fixed-rate borrowings and time deposits were replaced with variable, but much lower rate deposits. Additionally, on the asset side, lower-yielding investments within the securities portfolio and overnight investments in interest-bearing balances with banks were shifted to the higher-yielding, longer-term loan portfolio.

The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2012, the Company had notional amounts of $61,654 on interest rate contracts with corporate customers and $61,654 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March and April 2012, the Company entered into two interest rate swap agreements effective June 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 16.33% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2012, securities with a carrying value of $366,862 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $325,952 at December 31, 2011.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at June 30, 2012 or December 31, 2011. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2012, the balance of our outstanding advances with the FHLB was $86,590. The total amount of the remaining credit available to us from the FHLB at June 30, 2012 was $1,040,987. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2012 or December 31, 2011.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt was 3.91% and 3.83% for the first six months of 2012 and 2011, respectively.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Noninterest-bearing demand	14.69%	12.24%	—%	—%
Interest-bearing demand	38.03	36.15	0.32	0.88
Savings	6.25	5.42	0.26	0.42
Time deposits	35.41	39.05	1.24	1.65
FHLB advances	2.64	3.52	4.28	4.11
Other borrowed funds	2.98	3.62	3.33	3.18

Total deposits and borrowed funds	100.00%	100.00%	0.79%	1.25%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased for the six months ended June 30, 2012 as compared to the same period in 2011 as management used lower costing deposits and repaid higher costing funding sources.

Cash and cash equivalents were $196,406 at June 30, 2012 compared to $237,165 at June 30, 2011. Cash used in investing activities for the six months ended June 30, 2012 was $15,000 compared to cash provided by investing activities of $162,681 for the six months ended June 30, 2011. The net cash proceeds received from the acquisition of American Trust, which occurred during the first quarter of 2011, were $148,443. Purchases of investment securities were $152,990 for the first six months of 2012 compared to $105,270 for the same period in 2011. Proceeds from the sale, maturity or call of securities within our investment portfolio were $272,922 for the first six months of 2012 compared to proceeds of $119,731 for the first six months of 2011. Cash provided from the sale of securities during the second quarter of 2012 was primarily used to fund loan growth, as evidenced by a net increase in loans of $128,965 during the first six months of 2012, compared to a net decrease in loans during the first six months of 2011 providing funds of $2,447.

Cash used in financing activities for the six months ended June 30, 2012 was $98,911 compared to $290,333 for the same period in 2011. Deposit runoff totaled $6,041 and $213,739 for the six months ended June 30, 2012 and 2011, respectively. Cash provided from the sale of securities during the first quarter of 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity. In addition, in March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2012, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $40,875. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,000. Amounts outstanding under this line of credit totaled $1,000 at June 30, 2012. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first six months of 2012, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Off-Balance Sheet Transactions

The Company enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have essentially the same credit risk as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer.

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	June 30, 2012	December 31, 2011
Loan commitments	$461,714	$401,132
Standby letters of credit	46,360	46,978

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $491,534 at June 30, 2012 compared to $487,202 at December 31, 2011. Book value per share was $19.57 and $19.44 at June 30, 2012 and December 31, 2011, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

On July 8, 2009, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which the SEC declared effective on July 13, 2009, allowed the Company to raise capital from time to time, up to an aggregate of $150,000, through the sale of common stock, preferred stock, warrants and units, or a combination thereof, subject to market conditions. The shelf registration statement expired in July 2012, but the Company currently intends to file a new shelf registration statement.

Renasant Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Renasant Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Renasant Bank must meet specific capital guidelines that involve quantitative measures of Renasant Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Renasant Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk- Weighted Assets	Total Capital to Risk-Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

As of June 30, 2012, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of June 30, 2012, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank for the periods presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Renasant Corporation:
Tier 1 Capital to Average Assets	$380,320	9.68%	$196,532	5.00%	$157,226	4.00%
Tier 1 Capital to Risk-Weighted Assets	380,320	13.14%	173,672	6.00%	115,781	4.00%
Total Capital to Risk-Weighted Assets	416,608	14.39%	289,453	10.00%	231,562	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$372,542	9.51%	$195,952	5.00%	$156,762	4.00%
Tier 1 Capital to Risk-Weighted Assets	372,542	12.90%	173,304	6.00%	115,536	4.00%
Total Capital to Risk-Weighted Assets	408,754	14.15%	288,841	10.00%	231,073	8.00%

December 31, 2011
Renasant Corporation:
Tier 1 Capital to Average Assets	$375,829	9.44%	$199,000	5.00%	$159,200	4.00%
Tier 1 Capital to Risk-Weighted Assets	375,829	13.32%	169,279	6.00%	112,852	4.00%
Total Capital to Risk-Weighted Assets	411,208	14.58%	282,131	10.00%	225,705	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$368,087	9.26%	$198,683	5.00%	$158,946	4.00%
Tier 1 Capital to Risk-Weighted Assets	368,087	13.07%	168,993	6.00%	112,662	4.00%
Total Capital to Risk-Weighted Assets	403,407	14.32%	281,655	10.00%	225,324	8.00%

In June 2012, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued notices of proposed rulemaking (“NPRs”) that would call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations.

In the Basel III Capital NPR, the agencies are proposing to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (“BCBS”) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed revisions would include implementation of a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that would affect the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, consistent with Basel III, the agencies are proposing to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The revisions set forth in this NPR are consistent with section 171 of the Dodd-Frank Act, which requires the agencies to establish minimum risk-based and leverage capital requirements.

The new common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. The Basel III capital requirements would require banks to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III final capital framework also requires the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size in equal installments between 2013 and 2022.

The Standardized Approach NPR includes proposed changes to the agencies’ general risk-based capital requirements for determining risk-weighted assets that would affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The proposed changes would revise the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and would incorporate certain international capital standards of the BCBS set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework” (“Basel II”). This notice also proposes alternatives to credit ratings for calculating risk-weighted assets for certain assets, consistent with section 939A of the Dodd-Frank Act.

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios would be adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and the Bank:

•

Residential mortgages: Replaces the current 50% risk weight for performing residential first-lien mortgages and a 100% risk-weight for all other mortgages with a risk weight of between 35% and 200% determined by the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income.

•	Commercial mortgages: Replaces the current 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Nonperforming loans: Replaces the current 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.

An assessment of the Basel III proposed rulemaking on the Company and the Bank is not provided in this quarterly report because such proposals are subject to change through the comment and review process. Therefore, the effects of the Basel III proposed rulemaking on the Company and the Bank cannot be meaningfully assessed. The final rules resulting from the Basel III proposed rulemaking could impact the Company’s and the Bank’s capital ratios.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2011. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the risk factors disclosed in our Annual Report on

Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2012.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Restated Bylaws of Renasant Corporation (2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Restated Bylaws of Renasant Corporation (2)

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as exhibit 3(ii) to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2011 and incorporated herein by reference.

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

RENASANT CORPORATION (Registrant)

Date: August 9, 2012	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Kevin D. Chapman
Kevin D. Chapman Executive Vice President and Chief Financial Officer (Co-Principal Financial Officer)

Date: August 9, 2012	/s/ Stuart R. Johnson
Stuart R. Johnson Executive Vice President and Treasurer (Co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(31)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).