Form 10-Q
period 2012-09-30
RENASANT CORP
filed 2012-11-09
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 25,123,651 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$42,815	$85,684
Interest-bearing balances with banks	75,603	123,333

Cash and cash equivalents	118,418	209,017
Securities held to maturity (fair value of $316,698 and $344,618, respectively)	299,139	332,410
Securities available for sale, at fair value	381,540	463,931
Mortgage loans held for sale	39,131	28,222

Loans, net of unearned income:
Covered under loss-share agreements	260,545	339,462
Not covered under loss-share agreements	2,539,618	2,241,622

Total loans, net of unearned income	2,800,163	2,581,084
Allowance for loan losses	(44,069)	(44,340)

Loans, net	2,756,094	2,536,744
Premises and equipment, net	64,191	54,498

Other real estate owned:
Covered under loss-share agreements	41,615	43,156
Not covered under loss-share agreements	48,568	70,079

Total other real estate owned, net	90,183	113,235

Goodwill	184,859	184,879
Other intangible assets, net	6,399	7,447
FDIC loss-share indemnification asset	46,175	107,754
Other assets	178,477	163,871

Total assets	$4,164,606	$4,202,008

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$554,581	$531,910
Interest-bearing	2,841,447	2,880,327

Total deposits	3,396,028	3,412,237

Short-term borrowings	64,959	11,485
Long-term debt	157,948	243,224
Other liabilities	48,847	47,860

Total liabilities	3,667,782	3,714,806

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued; 25,120,412 and 25,066,068 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(25,932)	(26,815)
Additional paid-in capital	217,909	217,477
Retained earnings	177,632	171,108
Accumulated other comprehensive loss, net of taxes	(6,364)	(8,147)

Total shareholders’ equity	496,824	487,202

Total liabilities and shareholders’ equity	$4,164,606	$4,202,008

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Loans	$34,410	$35,143	$102,708	$107,332
Securities
Taxable	2,599	4,718	10,344	15,623
Tax-exempt	2,112	2,053	6,413	6,252
Other	33	67	172	436

Total interest income	39,154	41,981	119,637	129,643

Interest expense
Deposits	4,447	6,751	14,835	25,609
Borrowings	1,575	2,319	5,417	7,321

Total interest expense	6,022	9,070	20,252	32,930

Net interest income	33,132	32,911	99,385	96,713
Provision for loan losses	4,625	5,500	14,125	16,350

Net interest income after provision for loan losses	28,507	27,411	85,260	80,363
Noninterest income
Service charges on deposit accounts	4,818	4,751	13,838	14,628
Fees and commissions	4,639	3,320	12,889	9,369
Insurance commissions	848	849	2,588	2,478
Wealth management revenue	1,707	1,144	5,200	3,339
Gains on sales of securities	—	5,041	1,773	5,057
Other-than-temporary-impairment losses on securities available for sale	—	—	—	(15,445)
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	—	—	—	15,183

Net impairment losses on securities	—	—	—	(262)
BOLI income	688	617	2,453	2,095
Gains on sales of mortgage loans held for sale	4,397	1,371	8,068	3,471
Gain on acquisition	—	570	—	9,344
Other	917	732	3,830	2,251

Total noninterest income	18,014	18,395	50,639	51,770

Noninterest expense
Salaries and employee benefits	21,221	17,493	59,741	49,903
Data processing	2,192	1,927	6,443	5,372
Net occupancy and equipment	3,882	3,434	11,079	10,019
Other real estate owned	2,440	6,336	9,809	11,969
Professional fees	1,115	982	3,101	3,004
Advertising and public relations	1,216	1,134	3,715	3,254
Intangible amortization	341	351	1,048	1,376
Communications	1,115	1,059	3,144	3,433
Merger-related expenses	—	326	—	1,651
Extinguishment of debt	—	—	898	1,903
Other	5,109	3,916	12,984	12,712

Total noninterest expense	38,631	36,958	111,962	104,596

Income before income taxes	7,890	8,848	23,937	27,537
Income taxes	853	2,316	4,581	7,695

Net income	$7,037	$6,532	$19,356	$19,842

Basic earnings per share	$0.28	$0.26	$0.77	$0.79

Diluted earnings per share	$0.28	$0.26	$0.77	$0.79

Cash dividends per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,037	$6,532	$19,356	$19,842

Other comprehensive income, net of tax:

Securities available for sale:
Unrealized holding gains on securities	2,486	7,963	4,594	22,618
Non-credit related portion of other-than-temporary impairment on securities	—	—	—	(9,376)
Reclassification adjustment for gains realized in net income	—	(3,113)	(1,095)	(2,961)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(83)	(121)	(276)	(511)

Total securities available for sale	2,403	4,729	3,223	9,770

Derivative instruments:
Unrealized holding losses on derivative instruments	(241)	—	(1,379)	—
Reclassification adjustment for gains realized in net income	(71)	(95)	(259)	(282)

Totals derivative instruments	(312)	(95)	(1,638)	(282)

Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	—	—	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	66	69	198	206

Total defined benefit pension and post-retirement benefit plans	66	69	198	206

Other comprehensive income, net of tax	2,157	4,703	1,783	9,694

Comprehensive income	$9,194	$11,235	$21,139	$29,536

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net cash provided by operating activities	$134,775	$104,740

Investing activities
Purchases of securities available for sale	(107,235)	(57,535)
Proceeds from sales of securities available for sale	86,850	86,047
Proceeds from call/maturities of securities available for sale	106,391	121,620
Purchases of securities held to maturity	(99,045)	(89,666)
Proceeds from sales of securities held to maturity	—	13,033
Proceeds from call/maturities of securities held to maturity	131,483	56,427
Net increase in loans	(270,091)	(5,889)
Purchases of premises and equipment	(13,568)	(3,787)
Proceeds from sales of premises and equipment	108	85
Net cash paid in acquisition	—	(792)
Net cash received in acquisition	—	148,443

Net cash (used in) provided by investing activities	(165,107)	267,986

Financing activities
Net increase in noninterest-bearing deposits	22,671	114,236
Net decrease in interest-bearing deposits	(38,880)	(463,039)
Net increase in short-term borrowings	53,474	2,002
Repayment of long-term debt	(85,155)	(70,729)
Cash paid for dividends	(12,832)	(12,803)
Cash received on exercise of stock-based compensation	435	255
Excess tax benefit from stock-based compensation	20	—

Net cash used in financing activities	(60,267)	(430,078)

Net decrease in cash and cash equivalents	(90,599)	(57,352)
Cash and cash equivalents at beginning of period	209,017	292,669

Cash and cash equivalents at end of period	$118,418	$235,317

Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate owned	$34,217	$31,279

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note A –Summary of Significant Accounting Policies

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

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 8, 2012.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after September 30, 2012 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements: In October 2012, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification Topic (“ASC”) 805, “Business Combinations,” (“ASC 805”) concerning subsequent accounting for an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update prescribes that when changes in the cash flows expected to be collected on the indemnification asset occur as a result of the changes in the cash flows expected to be collected on the assets subject to indemnification, a reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. This update to ASC 805 is effective for interim and annual reporting periods beginning on or after December 15, 2012 and should be applied retrospectively. The Company is currently in the process of evaluating the impact of adopting this update on accounting for changes in the value of the loss-share indemnification assets recorded in connection with its acquisitions assisted by the Federal Deposit Insurance Corporation (the “FDIC”).

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – Mergers and Acquisitions

(In Thousands)

Acquisition of RBC Bank (USA) Trust Division

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust department of RBC Bank (USA), which served clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680,000 in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and the Bank acquired all of the ownership interests in the subsidiary, which was subsequently merged into the Bank. In connection with the acquisition, the Company recognized a gain of $570, which was recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the three and nine months ended September 30, 2011. Acquisition costs related to the transaction of $326 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the three and nine months ended September 30, 2011.

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

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Under the Internal Revenue Code, the gain will be recognized over the next six years. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. This gain was recognized under the line item “Gain on Acquisition” in the Consolidated Statements of Income for the nine months ended September 30, 2011. Acquisition costs related to the American Trust acquisition of $1,325 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the nine months ended September 30, 2011.

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

Acquired loans covered under loss-share agreements with the FDIC are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. The Company recorded a provision for loan losses of $326 and $60 in association with the loans covered under loss-share agreements acquired in the Crescent and American Trust transactions during the three months ended September 30, 2012 and 2011, respectively, and $1,683 and $53 during the nine months ended September 30, 2012 and 2011, respectively.

In these Notes to Consolidated Financial Statements, the Company refers to loans subject to the loss-share agreements as “covered loans” or “loans covered under loss-share agreements” and loans that are not subject to the loss-share agreements as “not covered loans” or “loans not covered under loss-share agreements.”

FDIC Loss-Share Indemnification Asset

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

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2012	$107,754
Realized losses in excess of initial estimates on:
Loans	7,753
OREO	6,006
Reimbursable expenses	2,634
Accretion	(639)
Reimbursements received from the FDIC	(77,333)

Balance at September 30, 2012	$46,175

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Obligations of other U.S. Government agencies and corporations	$66,916	$105	$(57)	$66,964
Obligations of states and political subdivisions	232,223	17,540	(29)	249,734

	$299,139	$17,645	$(86)	$316,698

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$107,660	$225	$(74)	$107,811
Obligations of states and political subdivisions	224,750	12,083	(26)	236,807

	$332,410	$12,308	$(100)	$344,618

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2011. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $13,017, and the Company recognized a net gain of $16 on the sale during the nine months ended September 30, 2011. No securities classified as held to maturity were sold during the nine months ended September 30, 2012.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Obligations of other U.S. Government agencies and corporations	$2,175	$272	$—	$2,447
Residential mortgage backed securities:
Government agency mortgage backed securities	166,807	7,777	(2)	174,582
Government agency collateralized mortgage obligations	114,811	2,515	(400)	116,926
Commercial mortgage backed securities:
Government agency mortgage backed securities	37,064	3,062	(31)	40,095
Government agency collateralized mortgage obligations	5,111	340	—	5,451
Trust preferred securities	29,459	—	(14,117)	15,342
Other debt securities	22,871	841	(48)	23,664
Other equity securities	2,355	678	—	3,033

	$380,653	$15,485	$(14,598)	$381,540

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$17,193	$202	$—	$17,395
Residential mortgage backed securities:
Government agency mortgage backed securities	224,242	6,455	(30)	230,667
Government agency collateralized mortgage obligations	133,369	3,700	(82)	136,987
Commercial mortgage backed securities:
Government agency mortgage backed securities	34,635	2,054	(20)	36,669
Government agency collateralized mortgage obligations	5,170	146	—	5,316
Trust preferred securities	30,410	—	(17,625)	12,785
Other debt securities	21,351	527	(3)	21,875
Other equity securities	2,341	—	(104)	2,237

	$468,711	$13,084	$(17,864)	$463,931

Gross realized gains and gross realized losses on sales of securities available for sale for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross gains on sales of securities available for sale	$—	$5,041	$1,850	$5,041
Gross losses on sales of securities available for sale	—	—	(77)	—

Gain on sales of securities available for sale, net	$—	$5,041	$1,773	$5,041

At September 30, 2012 and December 31, 2011, securities with a carrying value of $335,799 and $305,746, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $10,326 and $20,206 were pledged as collateral for short-term borrowings at September 30, 2012 and December 31, 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

The amortized cost and fair value of securities at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,835	$9,905	$—	$—
Due after one year through five years	37,045	38,207	—	—
Due after five years through ten years	110,135	113,946	2,175	2,447
Due after ten years	142,124	154,640	29,459	15,342
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	166,807	174,582
Government agency collateralized mortgage obligations	—	—	114,811	116,926
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	37,064	40,095
Government agency collateralized mortgage obligations	—	—	5,111	5,451
Other debt securities	—	—	22,871	23,664
Other equity securities	—	—	2,355	3,033

	$299,139	$316,698	$380,653	$381,540

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2012
Obligations of other U.S. Government agencies and corporations	$23,377	$(57)	$—	$—	$23,377	$(57)
Obligations of states and political subdivisions	2,398	(28)	126	(1)	2,524	(29)

Total	$25,775	$(85)	$126	$(1)	$25,901	$(86)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$19,919	$(74)	$—	$—	$19,919	$(74)
Obligations of states and political subdivisions	4,301	(19)	1,530	(7)	5,831	(26)

Total	$24,220	$(93)	$1,530	$(7)	$25,750	$(100)

Available for Sale:
September 30, 2012
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	5,171	(2)	—	—	5,171	(2)
Government agency collateralized mortgage obligations	45,147	(382)	1,991	(18)	47,138	(400)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,225	(31)	1,225	(31)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	15,342	(14,117)	15,342	(14,117)
Other debt securities	3,089	(47)	2,210	(1)	5,299	(48)

Total	$53,407	$(431)	$20,768	$(14,167)	$74,175	$(14,598)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	4,446	(30)	—	—	4,446	(30)
Government agency collateralized mortgage obligations	16,806	(82)	—	—	16,806	(82)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,255	(20)	1,255	(20)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	12,785	(17,625)	12,785	(17,625)
Other debt securities	—	—	2,662	(3)	2,662	(3)
Other equity securities	2,237	(104)	—	—	2,237	(104)

Total	$23,489	$(216)	$16,702	$(17,648)	$40,191	$(17,864)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Securities (continued)

The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. Impairment is considered to be other-than-temporary if the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or before the security’s maturity.

The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $29,459 and $30,410 and a fair value of $15,342 and $12,785, at September 30, 2012 and December 31, 2011, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At September 30, 2012, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on two of the four securities (XIII and XXIV in the table below) in 2010 and the remaining two securities in 2011. No additional impairment was recognized during the three or nine months ended September 30, 2012.

However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at September 30, 2012. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2012:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,216	$1,011	$(205)	Ca	40%
XXIII	Pooled	B-2	10,599	6,518	(4,081)	Ca	22%
XXIV	Pooled	B-2	12,076	5,176	(6,900)	Ca	34%
XXVI	Pooled	B-2	5,568	2,637	(2,931)	Ca	32%

			$29,459	$15,342	$(14,117)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2012	2011
Balance at January 1	$(3,337)	$(3,075)
Additions related to credit losses for which OTTI was not previously recognized	—	(262)
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at September 30	$(3,337)	$(3,337)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses

(In Thousands, Except Number of Loans)

The following is a summary of loans:

	September 30, 2012	December 31, 2011
Commercial, financial, agricultural	$311,056	$278,091
Lease financing	224	343
Real estate – construction	105,454	81,235
Real estate – 1-4 family mortgage	883,396	824,627
Real estate – commercial mortgage	1,440,880	1,336,635
Installment loans to individuals	59,160	60,168

Gross loans	2,800,170	2,581,099
Unearned income	(7)	(15)

Loans, net of unearned income	2,800,163	2,581,084
Allowance for loan losses	(44,069)	(44,340)

Net loans	$2,756,094	$2,536,744

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

The following table provides an aging of past due and nonaccrual loans, segregated by class:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2012
Commercial, financial, agricultural	$287	$18	$306,897	$307,202	$5	$3,615	$234	$3,854	$311,056
Lease financing	—	—	224	224	—	—	—	—	224
Real estate – construction	—	—	103,522	103,522	—	1,932	—	1,932	105,454
Real estate – 1-4 family mortgage	11,915	1,325	840,363	853,603	2,627	13,697	13,469	29,793	883,396
Real estate – commercial mortgage	7,787	961	1,374,260	1,383,008	645	50,936	6,291	57,872	1,440,880
Installment loans to individuals	261	54	58,539	58,854	5	276	25	306	59,160
Unearned income	—	—	(7)	(7)	—	—	—	—	(7)

Total	$20,250	$2,358	$2,683,798	$2,706,406	$3,282	$70,456	$20,019	$93,757	$2,800,163

December 31, 2011
Commercial, financial, agricultural	$2,071	$165	$269,078	$271,314	$511	$5,474	$792	$6,777	$278,091
Lease financing	—	—	343	343	—	—	—	—	343
Real estate – construction	—	41	73,670	73,711	—	7,524	—	7,524	81,235
Real estate – 1-4 family mortgage	11,949	2,481	771,596	786,026	1,140	31,457	6,004	38,601	824,627
Real estate – commercial mortgage	6,749	2,044	1,262,068	1,270,861	2,411	62,854	509	65,774	1,336,635
Installment loans to individuals	473	163	59,020	59,656	10	480	22	512	60,168
Unearned income	—	—	(15)	(15)	—	—	—	—	(15)

Total	$21,242	$4,894	$2,435,760	$2,461,896	$4,072	$107,789	$7,327	$119,188	$2,581,084

There were no restructured loans contractually 90 days past due at September 30, 2012 or December 31, 2011, respectively. The outstanding balance of restructured loans on nonaccrual status was $4,011 and $2,295 at September 30, 2012 and December 31, 2011, respectively.

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

Impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2012
Commercial, financial, agricultural	$5,587	$1,641	$1,750	$3,391	$715
Lease financing	—	—	—	—	—
Real estate – construction	2,823	154	1,932	2,086	2
Real estate – 1-4 family mortgage	96,536	35,690	16,789	52,479	10,011
Real estate – commercial mortgage	138,342	38,152	48,975	87,127	8,441
Installment loans to individuals	—	—	—	—	—

Total	$243,288	$75,637	$69,446	$145,083	$19,169

December 31, 2011
Commercial, financial, agricultural	$9,575	$3,358	$2,913	$6,271	$1,441
Lease financing	—	—	—	—	—
Real estate – construction	18,204	108	7,076	7,184	16
Real estate – 1-4 family mortgage	99,121	27,047	26,785	53,832	6,077
Real estate – commercial mortgage	168,341	35,505	63,900	99,405	7,876
Installment loans to individuals	—	—	—	—	—

Totals	$295,241	$66,018	$100,674	$166,692	$15,410

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$3,474	$25	$5,006	$75
Lease financing	—	—	—	—
Real estate – construction	2,086	6	12,909	—
Real estate – 1-4 family mortgage	58,104	917	68,924	331
Real estate – commercial mortgage	89,463	620	117,963	732
Installment loans to individuals	—	—	—	—

Total	$153,127	$1,568	$204,802	$1,138

(1)	Includes interest income recognized using the cash-basis method of income recognition of $814 and $500, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$3,610	$41	$4,674	$100
Lease financing	—	—	—	—
Real estate – construction	2,087	6	13,801	—
Real estate – 1-4 family mortgage	62,320	1,515	67,322	1,248
Real estate – commercial mortgage	95,050	1,696	120,631	2,132
Installment loans to individuals	—	—	—	—

Total	$163,067	$3,258	$206,428	$3,480

(1)	Includes interest income recognized using the cash-basis method of income recognition of $1,128 and $891, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Restructured Loans

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition and are performing in accordance with the new terms. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

The following table presents restructured loans segregated by class:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	17	19,924	12,441
Real estate – commercial mortgage	14	18,808	18,301
Installment loans to individuals	1	184	176

Total	32	$38,916	$30,918

December 31, 2011
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	18	20,313	18,089
Real estate – commercial mortgage	12	17,853	18,043
Installment loans to individuals	1	184	179

Total	31	$38,350	$36,311

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2012	31	$36,311
Additional loans with concessions	7	4,731
Reductions due to:
Reclassified as nonperforming	(3)	(5,622)
Charge-offs		(1,632)
Transfer to other real estate owned	(1)	(419)
Principal paydowns		(1,600)
Lapse of concession period	(2)	(851)

Totals at September 30, 2012	32	$30,918

The allocated allowance for loan losses attributable to restructured loans was $5,211 and $5,994 at September 30, 2012 and December 31, 2011, respectively. The Company had $288 and $194 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2012 and December 31, 2011, respectively.

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

	Pass	Watch	Substandard	Total
September 30, 2012
Commercial, financial, agricultural	$221,676	$2,653	$3,538	$227,867
Real estate – construction	74,502	902	1,790	77,194
Real estate – 1-4 family mortgage	89,333	22,450	39,352	151,135
Real estate – commercial mortgage	992,805	48,952	39,451	1,081,208
Installment loans to individuals	—	—	—	—

Total	$1,378,316	$74,957	$84,131	$1,537,404

December 31, 2011
Commercial, financial, agricultural	$187,550	$2,929	$7,292	$197,771
Real estate – construction	52,593	2,362	108	55,063
Real estate – 1-4 family mortgage	86,858	31,851	35,809	154,518
Real estate – commercial mortgage	873,614	54,949	41,874	970,437
Installment loans to individuals	199	—	—	199

Total	$1,200,814	$92,091	$85,083	$1,377,988

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating:

	Performing	Non-Performing	Total
September 30, 2012
Commercial, financial, agricultural	$71,361	$354	$71,715
Lease financing	224	—	224
Real estate – construction	26,328	—	26,328
Real estate – 1-4 family mortgage	642,450	6,292	648,742
Real estate – commercial mortgage	186,744	965	187,709
Installment loans to individuals	56,325	60	56,385

Total	$983,432	$7,671	$991,103

December 31, 2011
Commercial, financial, agricultural	$61,864	$198	$62,062
Lease financing	343	—	343
Real estate – construction	18,756	340	19,096
Real estate – 1-4 family mortgage	554,702	5,951	560,653
Real estate – commercial mortgage	156,050	756	156,806
Installment loans to individuals	55,356	169	55,525

Total	$847,071	$7,414	$854,485

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows for the periods presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
September 30, 2012
Commercial, financial, agricultural	$10	$11,272	$192	$11,474
Lease financing	—	—	—	—
Real estate – construction	—	1,932	—	1,932
Real estate – 1-4 family mortgage	7,047	74,737	1,735	83,519
Real estate – commercial mortgage	35,576	129,918	6,469	171,963
Installment loans to individuals	0	53	2,722	2,775

Total	$42,633	$217,912	$11,118	$271,663

December 31, 2011
Commercial, financial, agricultural	$38	$17,765	$455	$18,258
Lease financing	—	—	—	—
Real estate – construction	4,031	3,045	—	7,076
Real estate – 1-4 family mortgage	12,252	95,671	1,533	109,456
Real estate – commercial mortgage	44,994	161,498	2,900	209,392
Installment loans to individuals	—	168	4,276	4,444

Total	$61,315	$278,147	$9,164	$348,626

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at September 30, 2012:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$62,369	$250,161	$13,484	$326,014
Nonaccretable difference(1)	(19,720)	(24,298)	(1,198)	(45,216)

Cash flows expected to be collected	42,649	225,863	12,286	280,798
Accretable yield(2)	(16)	(7,951)	(1,168)	(9,135)

Fair value	$42,633	$217,912	$11,118	$271,663

(1)	Represents contractual principal and interest cash flows of $33,747 and $11,469, respectively, not expected to be collected.
(2)	Represents contractual interest payments of $5,362 expected to be collected and purchase discount of $3,773.

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2012	$(40)	$(9,757)	$(746)	$(10,543)
Reclasses from nonaccretable difference	(844)	(10,648)	(1,702)	(13,194)
Accretion	868	12,454	1,280	14,602

Balance at September 30, 2012	$(16)	$(7,951)	$(1,168)	$(9,135)

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

The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$3,235	$966	$18,980	$20,765	$833	$44,779
Charge-offs	(2,590)	—	(2,682)	(780)	(118)	(6,170)
Recoveries	145	3	648	22	17	835

Net charge-offs	(2,445)	3	(2,034)	(758)	(101)	(5,335)
Provision for loan losses	2,795	79	2,269	988	(164)	5,967
Benefit attributable to FDIC loss-share agreements	(335)	—	(1,187)	(60)	—	(1,582)
Recoveries payable to FDIC	2	—	162	76	—	240

Provision for loan losses charged to operations	2,462	79	1,244	1,004	(164)	4,625

Ending balance	$3,252	$1,048	$18,190	$21,011	$568	$44,069

Nine Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Charge-offs	(4,623)	(42)	(7,230)	(3,806)	(321)	(16,022)
Recoveries	323	6	981	247	69	1,626

Net charge-offs	(4,300)	(36)	(6,249)	(3,559)	(252)	(14,396)
Provision for loan losses	4,052	28	10,269	6,640	(84)	20,905
Benefit attributable to FDIC loss-share agreements	(723)	(17)	(3,421)	(3,592)	—	(7,753)
Recoveries payable to FDIC	26	—	400	543	4	973

Provision for loan losses charged to operations	3,355	11	7,248	3,591	(80)	14,125

Ending balance	$3,252	$1,048	$18,190	$21,011	$568	$44,069

Period-End Amount Allocated to:
Individually evaluated for impairment	$715	$2	$10,011	$8,441	$—	$19,169
Collectively evaluated for impairment	2,537	1,046	8,179	12,570	568	24,900
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,252	$1,048	$18,190	$21,011	$568	$44,069

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Loans and the Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$3,841	$1,389	$19,864	$21,518	$959	$47,571
Charge-offs	(210)	—	(3,281)	(1,372)	(105)	(4,968)
Recoveries	61	18	245	17	88	429

Net charge-offs	(149)	18	(3,036)	(1,355)	(17)	(4,539)
Provision for loan losses	174	(240)	4,298	1,536	(10)	5,758
Benefit attributable to FDIC loss-share agreements	(40)	—	—	(218)	—	(258)

Provision for loan losses charged to operations	134	(240)	4,298	1,318	(10)	5,500

Ending balance	$3,826	$1,167	$21,126	$21,481	$932	$48,532

Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Charge-offs	(1,494)	(798)	(9,896)	(2,746)	(194)	(15,128)
Recoveries	239	49	582	886	139	1,895

Net charge-offs	(1,255)	(749)	(9,314)	(1,860)	(55)	(13,233)
Provision for loan losses	2,496	(199)	9,570	4,780	(39)	16,608
Benefit attributable to FDIC loss-share agreements	(40)	—	—	(218)	—	(258)

Provision for loan losses charged to operations	2,456	(199)	9,570	4,562	(39)	16,350

Ending balance	$3,826	$1,167	$21,126	$21,481	$932	$48,532

Period-End Amount Allocated to:
Individually evaluated for impairment	$1,074	$16	$9,915	$8,712	$—	$19,717
Collectively evaluated for impairment	2,752	1,151	11,211	12,769	932	28,815
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,826	$1,167	$21,126	$21,481	$932	$48,532

(1)	Includes lease financing receivables.

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2012
Individually evaluated for impairment	$3,391	$2,086	$52,479	$87,127	$—	$145,083
Collectively evaluated for impairment	296,191	101,436	747,398	1,181,790	56,602	2,383,417
Acquired with deteriorated credit quality	11,474	1,932	83,519	171,963	2,775	271,663

Ending balance	$311,056	$105,454	$883,396	$1,440,880	$59,377	$2,800,163

December 31, 2011
Individually evaluated for impairment	$6,271	$7,184	$53,832	$99,405	$—	$166,692
Collectively evaluated for impairment	253,562	66,975	661,339	1,027,838	56,052	2,065,766
Acquired with deteriorated credit quality	18,258	7,076	109,456	209,392	4,444	348,626

Ending balance	$278,091	$81,235	$824,627	$1,336,635	$60,496	$2,581,084

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note E – Other Real Estate Owned

(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
September 30, 2012
Residential real estate	$7,169	$8,068	$15,237
Commercial real estate	7,079	9,268	16,347
Residential land development	5,635	25,013	30,648
Commercial land development	21,732	6,219	27,951

Total	$41,615	$48,568	$90,183

December 31, 2011
Residential real estate	$11,110	$15,364	$26,474
Commercial real estate	8,211	11,479	19,690
Residential land development	4,441	36,105	40,546
Commercial land development	19,394	7,131	26,525

Total	$43,156	$70,079	$113,235

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2012	$43,156	$70,079	$113,235
Transfers of loans	27,056	7,161	34,217
Capitalized improvements	—	508	508
Impairments(1)	(7,507)	(3,689)	(11,196)
Dispositions	(21,076)	(25,674)	(46,750)
Other	(14)	183	169

Balance at September 30, 2012	$41,615	$48,568	$90,183

(1)

Of the total impairment charges of $7,507 recorded for covered OREO, $1,501 was included in the Consolidated Statements of Income for the nine months ended September 30, 2012, while the remaining $6,006 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Carrying costs	$1,325	$619	$3,116	$2,938
Impairments	1,023	5,200	5,190	6,824
Net losses on OREO sales	202	578	1,852	2,414
Rental income	(110)	(61)	(349)	(207)

Total	$2,440	$6,336	$9,809	$11,969

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note F – Mortgage Servicing Rights

(In Thousands)

The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at September 30, 2012 and December 31, 2011.

Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three or nine months ended September 30, 2012 and 2011.

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2012 are as follows:

Unpaid principal balance	$223,584

Weighted-average prepayment speed (CPR)	7.86%
Estimated impact of a 10% increase	$(76)
Estimated impact of a 20% increase	(147)

Discount rate	11.53%
Estimated impact of a 10% increase	$(57)
Estimated impact of a 20% increase	(110)

Weighted-average coupon interest rate	3.39%
Weighted-average servicing fee (basis points)	25.1
Weighted-average remaining maturity (in months)	265.9

Changes in the Company’s mortgage servicing rights were as follows:

Carrying value at January 1, 2012	$195
Capitalization	2,380
Amortization	(68)

Carrying value at September 30, 2012	$2,507

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G – Income Taxes

(In Thousands)

The reconciliation of the United States federal statutory tax rate to the effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax at U.S. statutory rate	35.00%	35.00%	35.00%	35.00%
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(7.58)	(7.93)	(8.41)	(7.71)
BOLI income	(4.18)	(2.44)	(3.30)	(2.66)
Investment tax credits, net of amortization	(2.19)	(0.56)	(0.72)	(0.54)
State income taxes, net of federal benefit	0.31	(0.77)	(0.03)	(0.16)
(Decrease)/increase to valuation allowance	(10.76)	(1.30)	(4.21)	0.54
Other items, net	0.21	4.17	0.81	3.47

Effective tax rate	10.81%	26.17%	19.14%	27.94%

The provision for income taxes for the three and nine months ended September 30, 2012 includes the reversals of the valuation allowances against the deferred tax assets related to state net operating loss carryforwards that were utilized on 2011 state income tax returns filed during the third quarter of 2012. At September 30, 2012, the Company had remaining unused state net operating loss carryforwards expiring from 2012 to 2017. The Company anticipates that these carryforwards will be utilized on the Company’s state income tax returns and has not recorded a valuation allowance against the deferred tax assets related to these carryforwards.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H - Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$—	$6	$9
Interest cost	216	228	16	21
Expected return on plan assets	(298)	(307)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	88	76	18	34
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$6	$(3)	$40	$64

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$—	$18	$27
Interest cost	646	686	48	59
Expected return on plan assets	(894)	(923)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	266	228	54	106
Recognized curtailment loss	—	—	—	—

Net periodic benefit cost	$18	$(9)	$120	$192

In January 2012 and 2011, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2012 and 2011 for the nine month periods ended September 30, 2012 and 2011:

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H - Employee Benefit and Deferred Compensation Plans (continued)

During the nine months ended September 30, 2012, the Company reissued 54,344 shares from treasury in connection with the exercise of stock-based compensation. The Company recorded total stock-based compensation expense of $329 and $299 for the three months ended September 30, 2012 and 2011, respectively, and $937 and $904 for the nine months ended September 30, 2012 and 2011, respectively.

Note I – Segment Reporting

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

In connection with the acquisition of American Trust, the Company recognized a gain on acquisition of $8,774 in the nine months ended September 30, 2011, which is included in “Noninterest income” for the Community Banks segment in the table below.

In connection with the acquisition of the RBC Bank (USA) trust division, the Company recognized a gain on acquisition of $570 in the three and nine months ended September 30, 2011, which is included in “Noninterest income” for the Wealth Management segment in the table below.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Segment Reporting (continued)

The following table provides financial information for our operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three Months Ended September 30, 2012
Net interest income	$33,444	$23	$314	$(649)	$33,132
Provision for loan losses	4,659	—	(34)	—	4,625
Noninterest income	15,387	887	1,720	20	18,014
Noninterest expense	36,001	786	1,661	183	38,631

Income before income taxes	8,171	124	407	(812)	7,890
Income taxes	1,203	48	51	(449)	853

Net income (loss)	$6,968	$76	$356	$(363)	$7,037

Total assets	$4,105,716	$10,725	$35,172	$12,993	$4,164,606
Goodwill	182,076	2,783	—	—	184,859
Three Months Ended September 30, 2011
Net interest income	$33,172	$22	$326	$(609)	$32,911
Provision for loan losses	5,508	—	(8)	—	5,500
Noninterest income	15,773	871	1,731	20	18,395
Noninterest expense	34,657	754	1,447	100	36,958

Income before income taxes	8,780	139	618	(689)	8,848
Income taxes	2,345	54	180	(263)	2,316

Net income (loss)	$6,435	$85	$438	$(426)	$6,532

Total assets	$4,081,641	$9,452	$39,876	$5,505	$4,136,474
Goodwill	182,096	2,783	—	—	184,879
Nine Months Ended September 30, 2012
Net interest income	$100,210	$71	$1,018	$(1,914)	$99,385
Provision for loan losses	14,176	—	(51)	—	14,125
Noninterest income	42,385	2,957	5,234	63	50,639
Noninterest expense	104,403	2,362	4,773	424	111,962

Income before income taxes	24,016	666	1,530	(2,275)	23,937
Income taxes	4,990	258	340	(1,007)	4,581

Net income (loss)	$19,026	$408	$1,190	$(1,268)	$19,356

Total assets	$4,105,716	$10,725	$35,172	$12,993	$4,164,606
Goodwill	182,076	2,783	—	—	184,859
Nine Months Ended September 30, 2011
Net interest income	$97,492	$84	$962	$(1,825)	$96,713
Provision for loan losses	16,388	—	(38)	—	16,350
Noninterest income	44,948	2,812	3,952	58	51,770
Noninterest expense	98,755	2,211	3,334	296	104,596

Income before income taxes	27,297	685	1,618	(2,063)	27,537
Income taxes	7,731	266	487	(789)	7,695

Net income (loss)	$19,566	$419	$1,131	$(1,274)	$19,842

Total assets	$4,081,641	$9,452	$39,876	$5,505	$4,136,474
Goodwill	182,096	2,783	—	—	184,879

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements

(In Thousands)

Fair Value Measurements and the Fair Level Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).

Recurring Fair Value Measurements

The Company carries certain assets and liabilities at fair value on a recurring basis in accordance with applicable standards. The Company’s recurring fair value measurements are based on the requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain eligible assets and liabilities at fair value. Assets and liabilities that are required to be carried at fair value include securities available for sale and derivative instruments. The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825.”)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations, mortgage-backed securities, trust preferred securities, and other debt and equity securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.

Derivative instruments: The Company uses derivatives to manage various financial risks. Most of the Company’s derivative contracts are extensively traded in over-the-counter markets and are valued using discounted cash flow models which incorporate observable market based inputs including current market interest rates, credit spreads, and other factors. Such instruments are categorized within Level 2 of the fair value hierarchy and include interest rate swaps and other interest rate contracts including interest rate caps and/or floors. The Company’s interest rate lock commitments are valued using current market prices for mortgage-backed securities with similar characteristics, adjusted for certain factors including servicing and risk. The value of the Company’s forward commitments is based on current prices for securities backed by similar types of loans. Because these assumptions are observable in active markets, the Company’s interest rate lock commitments and forward commitments are categorized within Level 2 of the fair value hierarchy.

Mortgage loans held for sale: Mortgage loans held for sale are primarily agency loans which trade in active secondary markets. The fair value of these instruments is derived from current market pricing for similar loans, adjusted for differences in loan characteristics, including servicing and risk. Because the valuation is based on external pricing of similar instruments, mortgage loans held for sale are classified within Level 2 of the fair value hierarchy.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Totals
September 30, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,447	$—	$2,447
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	174,582	—	174,582
Government agency collateralized mortgage obligations	—	116,926	—	116,926
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	40,095	—	40,095
Government agency collateralized mortgage obligations	—	5,451	—	5,451
Trust preferred securities	—	—	15,342	15,342
Other debt securities	—	23,664	—	23,664
Other equity securities	—	3,033	—	3,033

Total securities available for sale	—	366,198	15,342	381,540

Derivative instruments:
Interest rate contracts	—	3,360	—	3,360
Interest rate lock commitments	—	2,862	—	2,862

Total derivative instruments	—	6,222	—	6,222

Mortgage loans held for sale	—	39,131	—	39,131

Total financial assets	$—	$411,551	$15,342	$426,893

Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$2,234	$—	$2,234
Interest rate contracts	—	3,340	—	3,340
Forward commitments	—	1,819	—	1,819

Total derivative instruments	—	7,393	—	7,393

Total financial liabilities	$—	$7,393	$—	$7,393

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2011
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$17,395	$—	$17,395
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	230,667	—	230,667
Government agency collateralized mortgage obligations	—	136,987	—	136,987
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	36,669	—	36,669
Government agency collateralized mortgage obligations	—	5,316	—	5,316
Trust preferred securities	—	—	12,785	12,785
Other debt securities	—	21,875	—	21,875
Other equity securities	—	—	2,237	2,237

Total securities available for sale	—	448,909	15,022	463,931
Derivative instruments:
Interest rate contracts	—	2,132	—	2,132
Interest rate lock commitments	—	1,197	—	1,197

Total derivative instruments	—	3,329	—	3,329

Total financial assets	$—	$452,238	$15,022	$467,260

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$2,063	$—	$2,063
Forward commitments	—	427	—	427

Total derivative instruments	—	2,490	—	2,490

Total financial liabilities	$—	$2,490	$—	$2,490

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. Because the inputs that were significant to the valuation of the Company’s investments in other equity securities were observable in active markets, these securities were reclassified into Level 2 within the fair value hierarchy as of September 30, 2012. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2011.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2012 and 2011, respectively:

	Securities available for sale
Three Months Ended September 30, 2012	Trust preferred securities	Other equity securities	Total
Balance at July 1, 2012	$12,672	$2,790	$15,462
Realized gains (losses) included in net income	0	0	0
Unrealized gains (losses) included in other comprehensive income	2,670	243	2,913
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(3,033)	(3,033)

Balance at September 30, 2012	$15,342	$—	$15,342

	Securities available for sale
Three Months Ended September 30, 2011	Trust preferred securities	Other equity securities	Total
Balance at July 1, 2011	$1,473	$27,910	$29,383
Realized gains (losses) included in net income	0	82	82
Unrealized gains (losses) included in other comprehensive income	8,513	(353)	8,160
Capitalization of interest	—	—	—
Additions through acquisition	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	(695)	(695)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(12,453)	(12,453)

Balance at September 30, 2011	$9,986	$14,491	$24,477

	Securities available for sale
Nine Months Ended September 30, 2012	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2012	$12,785	$2,237	$15,022
Realized gains (losses) included in net income	—	14	14
Unrealized gains (losses) included in other comprehensive income	3,509	782	4,291
Reclassification adjustment	(952)	—	(952)
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(3,033)	(3,033)

Balance at September 30, 2012	$15,342	$—	$15,342

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

	Securities available for sale
Nine Months Ended September 30, 2011	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2011	$1,433	$29,841	$31,274
Realized gains (losses) included in net income	(256)	23	(233)
Unrealized gains (losses) included in other comprehensive income	7,595	(77)	7,518
Capitalization of interest	1,214	—	1,214
Additions through acquisition	—	1,194	1,194
Sales	—	—	—
Issues	—	—	—
Settlements	—	(4,037)	(4,037)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(12,453)	(12,453)

Balance at September 30, 2011	$9,986	$14,491	$24,477

For the three and nine months ended September 30, 2012 and 2011, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

The following table presents information as of September 30, 2012 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$15,342	Discounted cash flows	Default rate	0 -100%

Nonrecurring Fair Value Measurements

Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. For assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets, the following table provides the fair value measurement of the assets and the level within the fair value hierarchy each is classified:

September 30, 2012	Level 1	Level 2	Level 3	Totals
Impaired loans	—	—	$25,291	$25,291
OREO	—	—	33,956	33,956

Total	$—	$—	$59,247	$59,247

December 31, 2011	Level 1	Level 2	Level 3	Totals
Impaired loans	—	—	$46,596	$46,596
OREO	—	—	23,945	23,945

Total	$—	$—	$70,541	$70,541

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three or nine months ended September 30, 2012 and 2011, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $25,291 and $46,596 at September 30, 2012 and December 31, 2011, respectively, and a specific reserve for these loans of $5,986 and $8,532 was included in the allowance for loan losses for the same periods ended.

Other real estate owned: OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO covered under loss-share agreements is recorded at its fair value at its acquisition date. OREO not covered under loss-share agreements acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3. The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets:

	September 30, 2012	December 31, 2011
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$20,208	$7,111
Impairment recognized in results of operations	(1,081)	(305)
Increase in FDIC loss-share indemnification asset	(4,326)	(1,221)

Fair value	$14,801	$5,585

OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$20,538	$25,252
Impairment recognized in results of operations	(1,383)	(6,892)

Fair value	$19,155	$18,360

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2012 and December 31, 2011, and no impairment charges were recognized in earnings for the three or nine months ended September 30, 2012 and 2011.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following table presents information as of September 30, 2012 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$25,291	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	33,956	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option

The Company elected to measure all mortgage loans originated for sale on or after July 1, 2012 at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.

Net gains of $1,086 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended September 30, 2012. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.

The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. Interest income on mortgage loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income on the Consolidated Statements of Income.

The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

September 30, 2012	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$39,131	$37,604	$1,527
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

		Fair Value
As of September 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$118,418	$118,418	$—	$—	$118,418
Securities held to maturity	299,139	—	316,698	—	316,698
Securities available for sale	381,540	—	366,198	15,342	381,540
Mortgage loans held for sale	39,131	—	39,131	—	39,131
Loans covered under loss-share agreements	260,545	—	—	263,858	263,858
Loans not covered under loss-share agreements, net	2,495,549	—	—	2,529,182	2,529,182
FDIC loss-share indemnification asset	46,175	—	—	46,175	46,175
Derivative instruments	6,222	—	6,222	—	6,222

Financial liabilities
Deposits	$3,396,028	$4,605,979	$1,214,293	$—	$5,820,272
Short-term borrowings	64,959	64,959	—	—	64,959
Federal Home Loan Bank advances	82,299	—	90,720	—	90,720
Junior subordinated debentures	75,649	—	28,480	—	28,480
Derivative instruments	7,393	—	7,393	—	7,393

As of December 31, 2011	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$209,017	$209,017
Securities held to maturity	332,410	344,618
Securities available for sale	463,931	463,931
Mortgage loans held for sale	28,222	28,222
Loans covered under loss-share agreements	339,462	351,318
Loans not covered under loss-share agreements, net	2,197,282	2,220,159
FDIC loss-share indemnification asset	107,754	107,754
Derivative instruments	3,329	3,329

Financial liabilities
Deposits	$3,412,237	$3,420,775
Short-term borrowings	11,485	11,485
Federal Home Loan Bank advances	117,454	127,976
Junior subordinated debentures	75,770	28,832
TLGP Senior Note	50,000	50,384
Derivative instruments	2,490	2,490

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J – Fair Value Measurements (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed previously.

Cash and cash equivalents: Cash and cash equivalents consist of cash and due from banks and interest-bearing balances with banks. The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates fair value based on the short-term nature of these assets.

Securities held to maturity: Securities held to maturity consist of debt securities such as obligations of U.S. Government agencies, states, and other political subdivisions. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.

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

Deposits: The fair values disclosed for demand deposits, both interest-bearing and noninterest-bearing, are, by definition, equal to the amount payable on demand at the reporting date. Such deposits are classified within Level 1 of the fair value hierarchy. The fair values of certificates of deposit and individual retirement accounts are estimated using a discounted cash flow based on currently effective interest rates for similar types of deposits. These deposits are classified within Level 2 of the fair value hierarchy.

Short-term borrowings: Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased. The fair value of these borrowings approximates the carrying value of the amounts reported in the Consolidated Balance Sheets for each respective account given the short-term nature of the liabilities.

Federal Home Loan Bank advances: The fair value for Federal Home Loan Bank (“FHLB”) advances is determined by discounting the expected future cash outflows using current market rates for similar borrowings, or Level 2 inputs.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K - Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2012, the Company had notional amounts of $68,913 on interest rate contracts with corporate customers and $68,913 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March and April 2012, the Company entered into two interest rate swap agreements effective September 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. The interest rate swaps had a total fair value of $(2,234) at September 30, 2012.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013, respectively. Deferred gains amortized into net interest income were $115 and $154 for the three months ended September 30, 2012 and 2011, respectively, and $419 and $457 for the nine months ended September 30, 2012 and 2011, respectively.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $80,109 and $56,217 at September 30, 2012 and December 31, 2011, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $116,513 and $42,074 at September 30, 2012 and December 31, 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K - Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments:

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,360	Other Assets	$2,132
Interest rate lock commitments	Other Assets	2,862	Other Assets	1,197

Totals		$6,222		$3,329

Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$2,234	Other Liabilities	$—

Totals		$2,234		$—

Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$3,340	Other Liabilities	$2,063
Forward commitments	Other Liabilities	1,819	Other Liabilities	427

Totals		$5,159		$2,490

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$115	$154	$419	$457

Total	$115	$154	$419	$457

Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$583	$203	$1,466	$363
Included in other noninterest expense	(14)	—	20	—
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	1,145	1,324	1,667	1,478
Forward commitments
Included in gains on sales of mortgage loans held for sale	(2,684)	(808)	(3,626)	(839)

Total	$(970)	$719	$(473)	$1,002

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note L – Other Comprehensive Income

(In Thousands)

Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three Months Ended September 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$4,025	$1,539	$2,486
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(134)	(51)	(83)

Total securities available for sale	3,891	1,488	2,403

Derivative instruments:
Unrealized holding losses on derivative instruments	(391)	(150)	(241)
Reclassification adjustment for gains realized in net income	(115)	(44)	(71)

Total derivative instruments	(506)	(194)	(312)

Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	107	41	66

Total defined benefit pension and post-retirement benefit plans	107	41	66

Total other comprehensive income	$3,492	$1,335	$2,157

Three Months Ended September 30, 2011
Securities available for sale:
Unrealized holding gains on securities	$12,895	$4,932	$7,963
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(5,041)	(1,928)	(3,113)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(195)	(74)	(121)

Total securities available for sale	7,659	2,930	4,729

Derivative instruments:
Reclassification adjustment for gains realized in net income	(154)	(59)	(95)

Total derivative instruments	(154)	(59)	(95)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	111	42	69

Total defined benefit pension and post-retirement benefit plans	111	42	69

Total other comprehensive income	$7,616	$2,913	$4,703

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note L – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine Months Ended September 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$7,439	$2,845	$4,594
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(1,773)	(678)	(1,095)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(447)	(171)	(276)

Total securities available for sale	5,219	1,996	3,223

Derivative instruments:
Unrealized holding losses on derivative instruments	(2,234)	(855)	(1,379)
Reclassification adjustment for gains realized in net income	(419)	(160)	(259)

Total derivative instruments	(2,653)	(1,015)	(1,638)

Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	321	123	198

Total defined benefit pension and post-retirement benefit plans	321	123	198

Total other comprehensive loss	$2,887	$1,104	$1,783

Nine Months Ended September 30, 2011
Securities available for sale:
Unrealized holding gains on securities	$36,627	$14,009	$22,618
Non-credit related portion of other-than-temporary impairment on securities	(15,183)	(5,807)	(9,376)
Reclassification adjustment for gains realized in net income	(4,795)	(1,834)	(2,961)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(827)	(316)	(511)

Total securities available for sale	15,822	6,052	9,770

Derivative instruments:
Reclassification adjustment for gains realized in net income	(457)	(175)	(282)

Total derivative instruments	(457)	(175)	(282)

Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	333	127	206

Total defined benefit pension and post-retirement benefit plans	333	127	206

Total other comprehensive income	$15,698	$6,004	$9,694

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note L – Other Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows:

	September 30, 2012	December 31, 2011
Unrealized gains on securities	$18,866	$15,643
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)
Unrealized (losses) gains on derivative instruments	(1,202)	436
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,554)	(6,752)

Total accumulated other comprehensive loss	$(6,364)	$(8,147)

Note M – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic
Net income applicable to common stock	$7,037	$6,532	$19,356	$19,842
Average common shares outstanding	25,114,672	25,061,068	25,101,507	25,057,458
Net income per common share - basic	$0.28	$0.26	$0.77	$0.79

Diluted
Net income applicable to common stock	$7,037	$6,532	$19,356	$19,842
Average common shares outstanding	25,114,672	25,061,068	25,101,507	25,057,458
Effect of dilutive stock-based compensation	106,215	119,855	60,404	128,719

Average common shares outstanding - diluted	25,220,887	25,180,923	25,161,911	25,186,177
Net income per common share - diluted	$0.28	$0.26	$0.77	$0.79

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses and grow the acquired operations; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition and Results of Operations

Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Net Income

Net income for the three month period ended September 30, 2012 was $7,037 compared to net income of $6,532 for the three month period ended September 30, 2011. Basic and diluted earnings per share for the three month period ended September 30, 2012 were $0.28 as compared to $0.26 for the three month period ended September 30, 2011.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Net interest income increased to $33,132 for the third quarter of 2012 compared to $32,911 for the same period in 2011. On a tax equivalent basis, net interest income was $34,591 for the third quarter of 2012 as compared to $34,362 for the third quarter of 2011. With respect to the increase in net interest income for the third quarter of 2012 compared to the third quarter of 2011, the increase due to the change of net earning assets was $3,107, while the decrease resulting from the changing interest rate environment was $2,878. Net interest margin, the tax equivalent net yield on earning assets, increased to 3.94% during the third quarter of 2012 from 3.92% for the same period in 2011.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,754,017	$34,553	4.99%	$2,577,539	$35,227	5.42%
Securities:
Taxable(2)	448,960	2,672	2.36	581,390	4,842	3.30
Tax-exempt	233,163	3,355	5.76	215,567	3,299	6.07
Interest-bearing balances with banks	55,801	33	0.23	103,558	64	0.24

Total interest-earning assets	3,491,941	40,613	4.63	3,478,054	43,432	4.96

Cash and due from banks	57,487			66,011
Intangible assets	191,442			191,574
FDIC loss-share indemnification asset	51,727			146,151
Other assets	285,736			261,061

Total assets	$4,078,333			$4,142,851

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,352,472	$867	0.26%	$1,285,793	$1,595	0.49%
Savings deposits	232,303	124	0.21	211,421	179	0.34
Time deposits	1,227,365	3,456	1.12	1,383,034	4,977	1.43

Total interest-bearing deposits	2,812,140	4,447	0.63	2,880,248	6,751	0.93
Borrowed funds	177,016	1,575	3.55	259,387	2,319	3.55

Total interest-bearing liabilities	2,989,156	6,022	0.80	3,139,635	9,070	1.15

Noninterest-bearing deposits	543,767			480,699
Other liabilities	50,190			39,396
Shareholders’ equity	495,220			483,121

Total liabilities and shareholders’ equity	$4,078,333			$4,142,851

Net interest income/net interest margin		$34,591	3.94%		$34,362	3.92%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the third quarter of 2012 compared to the third quarter of 2011:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$2,831	$(3,505)	$(674)
Securities:
Taxable	(1,102)	(1,068)	(2,170)
Tax-exempt	199	(143)	56
Interest-bearing balances with banks	(29)	(2)	(31)

Total interest-earning assets	1,899	(4,718)	(2,819)

Interest expense:
Interest-bearing demand deposits	83	(811)	(728)
Savings deposits	18	(73)	(55)
Time deposits	(564)	(957)	(1,521)
Borrowed funds	(745)	1	(744)

Total interest-bearing liabilities	(1,208)	(1,840)	(3,048)

Change in net interest income	$3,107	$(2,878)	$229

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale and shown net of unearned income.

Our improvement in net interest income and net interest margin for the third quarter of 2012 as compared to the same period in 2011 was partly a result of a change in the mix of interest-earning assets, which included loan growth funded with the redeployment of interest-bearing balances with banks and accelerated prepayments within our investments portfolio. Changes in the mix of interest-earning liabilities, which included growth in lower costing core deposits offset by a decline in time deposits and borrowed funds, also contributed to the improvement in net interest income and net interest margin.

Interest income, on a tax equivalent basis, was $40,613 for the third quarter of 2012 compared to $43,432 for the same period in 2011. The decrease in interest income was driven primarily by a change in the mix of the average balance of interest-earning assets and a decline in the yield on interest-earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Loans	78.87%	74.11%	4.99%	5.42%
Securities	19.53	22.91	3.52	4.05
Other	1.60	2.98	0.23	0.24

Total earning assets	100.00%	100.00%	4.63%	4.96%

Interest expense was $6,022 for the third quarter of 2012, a decrease of $3,048, or 33.61%, as compared to the same period in 2011. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $63,068, or 13.12%, during the third quarter of 2012 as compared to the same period in 2011. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 31 basis points to 0.68% for the third quarter of 2012 as compared to 0.99% for the third quarter of 2011.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Noninterest-bearing demand	15.39%	13.28%	—%	—%
Interest-bearing demand	38.28	35.52	0.26	0.49
Savings	6.58	5.84	0.21	0.34
Time deposits	34.74	38.20	1.12	1.43
Federal Home Loan Bank advances	2.40	3.31	4.33	4.02
Other borrowed funds	2.61	3.85	2.84	3.13

Total deposits and borrowed funds	100.00%	100.00%	0.68%	0.99%

Loans and Loan Interest Income

The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2012	Percentage of Total Loans	December 31, 2011	Percentage of Total Loans
Commercial, financial, agricultural	$311,056	11.11%	$278,091	10.77%
Lease financing	217	0.01	328	0.01
Real estate – construction	105,454	3.76	81,235	3.15
Real estate – 1-4 family mortgage	883,396	31.55	824,627	31.95
Real estate – commercial mortgage	1,440,880	51.46	1,336,635	51.79
Installment loans to individuals	59,160	2.11	60,168	2.33

Total loans, net of unearned income	$2,800,163	100.00%	$2,581,084	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2012, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Total loans at September 30, 2012 were $2,800,163, an increase of $219,079 from $2,581,084 at December 31, 2011. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $260,545 at September 30, 2012, a decrease of $78,917, compared to $339,462 at December 31, 2011. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. The covered loans will continue to decline through the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution as the loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date.

Loans not covered under loss-share agreements at September 30, 2012 were $2,539,618, an increase of $297,996, compared to $2,241,622 at December 31, 2011. The increase in loans not covered under loss-share agreements was attributable to growth in 1-4 family residential mortgages, owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Tennessee contributed $132,967 of the total increase in loans from December 31, 2011.

During the first nine months of 2012, loans in our Tennessee and Mississippi markets increased $52,221 and $77,093, respectively, while loans in our Alabama markets increased $100,775. Loans in our Georgia markets not covered under loss-share agreements increased $68,310 from December 31, 2011.

The following table provides a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	September 30, 2012			December 31, 2011
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$11,282	$299,774	$311,056	$17,803	$260,288	$278,091
Lease financing	—	217	217	—	328	328
Real estate – construction:
Residential	1,932	43,717	45,649	3,158	28,644	31,802
Commercial	—	57,193	57,193	3,918	43,702	47,620
Condominiums	—	2,612	2,612	—	1,813	1,813

Total real estate – construction	1,932	103,522	104,454	7,076	74,159	81,235
Real estate – 1-4 family mortgage:
Primary	21,562	429,568	451,130	21,447	351,702	373,149
Home equity	17,641	177,365	195,006	23,048	170,092	193,140
Rental/investment	29,818	127,448	157,266	42,261	125,147	167,408
Land development	12,763	67,231	79,994	21,167	69,763	90,930

Total real estate – 1-4 family mortgage	81,784	801,612	883,396	107,923	716,704	824,627
Real estate – commercial mortgage:
Owner-occupied	74,303	571,607	645,910	101,448	539,772	641,220
Non-owner occupied	52,551	589,134	641,685	48,939	480,585	529,524
Land development	38,640	114,645	153,285	56,105	109,786	165,891

Total real estate – commercial mortgage	165,494	1,275,386	1,440,880	206,492	1,130,143	1,336,635
Installment loans to individuals	53	59,107	59,160	168	60,000	60,168

Total loans, net of unearned income	$260,545	$2,539,618	$2,800,163	$339,462	$2,241,622	$2,581,084

Mortgage loans held for sale were $39,131 at September 30, 2012 compared to $28,222 at December 31, 2011. Originations of mortgage loans to be sold totaled $404,222 in the first nine months of 2012 compared to $293,974 for the same period in 2011. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Investments and Investment Interest Income

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	September 30, 2012	Percentage of Portfolio	December 31, 2011	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$69,363	10.19%	$125,055	15.70%
Obligations of states and political subdivisions	232,224	34.12	224,750	28.22
Mortgage-backed securities	337,053	49.52	409,639	51.44
Trust preferred securities	15,342	2.25	12,785	1.61
Other debt securities	23,664	3.48	21,875	2.75
Other equity securities	3,033	0.44	2,237	0.28

	$680,679	100.00%	$796,341	100.00%

Investment income, on a tax equivalent basis, decreased $2,114 to $6,027 for the third quarter of 2012 from $8,141 for the third quarter of 2011. The average balance in the investment portfolio for the third quarter of 2012 was $682,123 compared to $796,957 for the same period in 2011. The tax equivalent yield on the investment portfolio for the third quarter of 2012 was 3.52%, down 53 basis points from the same period in 2011. The decline in yield was a result of the call of securities within the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to the generally lower interest rate environment.

The balance of our securities portfolio at September 30, 2012 decreased $115,662 to $680,679 from $796,341 at December 31, 2011. During the first nine months of 2012, we purchased $206,280 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), included in the “Mortgage-backed securities” line item in the above table, comprised 51.98% of the purchases. The mortgage-backed securities and CMOs held in our securities portfolio are primarily issued by government sponsored entities. U.S. Government agency securities and municipal securities accounted for 39.22% and 8.80%, respectively, of the remainder of total securities purchased. The carrying value of securities sold during the first nine months of 2012 totaled $85,077, consisting solely of mortgage-backed securities. Maturities and calls of securities during the first nine months of 2012 totaled $237,874. Unrealized losses of $14,598 were recorded on investment securities with a carrying value of $74,175 at September 30, 2012, compared to unrealized losses of $17,864 recorded on investment securities with a carrying value of $40,191 at December 31, 2011.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $29,459 and $30,410 and a fair value of $15,342 and $12,785 at September 30, 2012 and December 31, 2011, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the first nine months of 2012. The Company did recognize credit-related impairment losses on two of the four pooled trust preferred securities of $262 during the first nine months of 2011. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at September 30, 2012 and December 31, 2011. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $3,396,028 and $3,412,237, at September 30, 2012 and December 31, 2011, respectively. Noninterest-bearing deposits were $554,581 and $531,910 at September 30, 2012 and December 31, 2011, respectively, while interest-bearing deposits were $2,841,447 and $2,880,327 at September 30, 2012 and December 31, 2011, respectively. The balance of deposits at September 30, 2012 as compared to December 31, 2011 remained relatively unchanged and is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $331,622 and $338,273 at September 30, 2012 and December 31, 2011, respectively.

Following management’s emphasis on growing a stable source of funding through core deposits and allowing more costly deposits to mature or expire, deposits in our Alabama and Georgia markets decreased $49,263 and $65,113, respectively, at September 30, 2012 from December 31, 2011. Deposits in our Tennessee and Alabama markets increased $41,226 and $41,384, respectively, at September 30, 2012 from December 31, 2011.

Interest expense on deposits was $4,447 and $6,751 for the third quarter of 2012 and 2011, respectively. The cost of interest-bearing deposits was 0.80% and 1.15% for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

Borrowed Funds and Interest Expense on Borrowings

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (the “FHLB”) and junior subordinated debentures. Interest expense on total borrowings was $1,575 and $2,319for the third quarter of 2012 and 2011, respectively. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used, as needed, to meet day to day liquidity needs. Total FHLB advances were $82,299 and $117,454 at September 30, 2012 and December 31, 2011, respectively. The Company had no short-term FHLB advances outstanding at September 30, 2012 or December 31, 2011. The Company had $1,040,152 of availability on unused lines of credit with the FHLB at September 30, 2012 compared to $983,950 at December 31, 2011. The cost of our FHLB advances was 4.33% and 4.02% for the third quarter of 2012 and 2011, respectively.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. The cost of the TLGP debt was 3.83% for the third quarter of 2011.

Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
Three Months Ended September 30,
2012	2011
1.76%	1.28%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources.

Noninterest income was $18,014 for the third quarter of 2012 as compared to $18,395 for the same period in 2011. Noninterest income for the third quarter of 2011 includes gains on sales of securities of $5,041 and a $570 gain recognized in connection with the acquisition of the trust division of RBC Bank (USA).

Service charges on deposit accounts, the primary contributor to noninterest income, include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $4,818 and $4,751 for the third quarter of 2012 and 2011, respectively. Overdraft fees, the largest component of service charges on deposits, were $3,884 for the three months ended September 30, 2012 compared to $4,147 for the same period in 2011. The decline in overdraft fees was primarily the result of regulations enacted which have restricted the Company’s ability to impose overdraft fees.

Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 39.73% to $4,639 during the third quarter of 2012 as compared to $3,320 for the same period in 2011. For the third quarter of 2012, fees associated with debit card usage were $2,030, an increase of 11.29% as compared to $1,824 for the same period in 2011. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. As directed by the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. Although these provisions apply only to financial institutions with more than $10 billion in assets, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive as affected institutions lower their debit card fees. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact. Mortgage loan fees increased $807 to $1,794 during the third quarter of 2012 as compared to $801 for the same period in 2011. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2012 as compared to 2011.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $848 and $849 for the three months ended September 30, 2012 and 2011, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $1,707 for the third quarter of 2012 compared to $1,144 for the same period in 2011. The increase in Wealth Management revenue for the third quarter of 2012 as compared to the same period in 2011 was primarily attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA) in the third quarter of 2011. The market value of trust assets under management was $1,117,310 and $1,024,585 at September 30, 2012 and December 31, 2011, respectively.

There were no sales of securities during the third quarter of 2012. Gains on sales of securities for the third quarter of 2011 were $5,041, resulting from the sale of $81,006 in securities.

Gains on the sale of mortgage loans held for sale were $4,397 and $1,371 for the three months ended September 30, 2012 and 2011, respectively. Originations of mortgage loans to be sold totaled $170,939 for the third quarter of 2012 as compared to $108,322 for the same period of 2011.

Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,
2012	2011
3.77%	3.54%

Noninterest expense was $38,631 and $36,958 for the third quarter of 2012 and 2011, respectively.

Salaries and employee benefits increased $3,728, or 21.31%, to $21,221 for the third quarter of 2012 as compared to $17,493 for the same period in 2011. The increase is primarily attributable to commissions related to the increase in mortgage production during the third quarter of 2012 as compared to the same period in 2011 as well as personnel costs associated with our de novo operations in Maryville, Tennessee.

Data processing costs increased 13.75% to $2,192 for the third quarter of 2012 from $1,927 for the same period in 2011. The increase in data processing costs over this period is reflective of increased loan and deposit processing from growth in the number of loans and deposits.

Net occupancy and equipment expense for the third quarter of 2012 was $3,882, up $448 from the same period in 2011. This increase is attributable to occupancy costs and depreciation expense associated with the operations of the Company’s banking expansions beginning in the latter half of 2011.

Expenses related to other real estate owned for the third quarter of 2012 were $2,440 compared to $6,336 for the same period in 2011. Expenses on other real estate owned for the third quarter of 2012 include write downs of $1,023 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $16,088 was sold during the third quarter of 2012, resulting in a net loss of $202. Expenses on other real estate owned for the three months ended September 30, 2011 included a $5,200 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $9,525 was sold during the third quarter of 2011, resulting in a net loss of $578.

Professional fees include fees for legal and accounting services. Professional fees were $1,115 for the third quarter of 2012 as compared to $982 for the same period in 2011. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,216 for the third quarter of 2012 compared to $1,134 for the same period in 2011. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2011.

Amortization of intangible assets totaled $341 and $351 for the third quarter of 2012 and 2011, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three to fifteen years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,115 for the third quarter of 2012 as compared to $1,059 for the same period in 2011.

Efficiency Ratio
Three Months Ended September 30,
2012	2011
73.44%	70.05%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. The increase in noninterest expense coupled with net interest income and noninterest income remaining relatively flat resulted in the decrease in the Company’s efficiency ratio for the third quarter of 2012 as compared to the same period in 2011.

Income Taxes

Income tax expense for the third quarter of 2012 and 2011 was $853 and $2,316, respectively. The effective tax rates for those periods were 10.81% and 26.18%, respectively. The decrease in the effective tax rate for the third quarter of 2012 as compared to the same period in 2011 was attributable to reversals of valuation allowances against the deferred tax assets related to state net operating loss carryforwards and additional benefits from investments in low-incoming housing tax credits that were utilized on state income tax returns filed during the third quarter of 2012.

Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

Net Income

Net income for the nine month period ended September 30, 2012 was $19,356 compared to net income of $19,842 for the nine month period ended September 30, 2011. Basic and diluted earnings per share for the nine month period ended September 30, 2012 were $0.77 as compared to $0.79 for the nine month period ended September 30, 2011.

Net Interest Income

Net interest income increased 2.76% to $99,385 for the first nine months of 2012 compared to $96,713 for the same period in 2011. On a tax equivalent basis, net interest income was $103,849 for the first nine months of 2012 as compared to $101,164 for the first nine months of 2011. With respect to the increase in net interest income for the first nine months of 2012 compared to the first nine months of 2011, the increase due to the change of net earning assets was $6,359, while the decrease resulting from the changing interest rate environment was $3,674. Net interest margin increased to 3.93% during the first nine months of 2012 from 3.74% for the same period in 2011.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,672,079	$103,152	5.16%	$2,574,516	$107,635	5.59%
Securities:
Taxable(2)	529,458	10,530	2.65	629,704	16,001	3.39
Tax-exempt	233,347	10,247	5.86	217,406	10,025	6.15
Interest-bearing balances with banks	97,301	172	0.24	195,296	433	0.30

Total interest-earning assets	3,532,185	124,101	4.69	3,616,922	134,094	4.95

Cash and due from banks	67,006			70,567
Intangible assets	191,789			191,542
FDIC loss-share indemnification asset	63,182			152,473
Other assets	292,685			252,959

Total assets	$4,146,847			$4,284,463

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,371,053	$3,045	0.30%	$1,357,968	$7,668	0.75%
Savings deposits	228,677	413	0.24	210,004	620	0.39
Time deposits	1,265,664	11,377	1.20	1,464,901	17,321	1.58

Total interest-bearing deposits	2,865,394	14,835	0.69	3,032,873	25,609	1.13
Borrowed funds	194,871	5,417	3.71	270,103	7,321	3.62

Total interest-bearing liabilities	3,060,265	20,252	0.88	3,302,976	32,930	1.33

Noninterest-bearing deposits	536,640			475,009
Other liabilities	56,663			29,770
Shareholders’ equity	493,279			476,708

Total liabilities and shareholders’ equity	$4,146,847			$4,284,463

Net interest income/net interest margin		$103,849	3.93%		$101,164	3.74%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$3,992	$(8,475)	$(4,483)
Securities:
Taxable	(2,515)	(2,956)	(5,471)
Tax-exempt	837	(615)	222
Interest-bearing balances with banks	(217)	(44)	(261)

Total interest-earning assets	2,097	(12,090)	(9,993)

Interest expense:
Interest-bearing demand deposits	74	(4,697)	(4,623)
Savings deposits	55	(262)	(207)
Time deposits	(2,352)	(3,592)	(5,944)
Borrowed funds	(2,039)	135	(1,904)

Total interest-bearing liabilities	(4,262)	(8,416)	(12,678)

Change in net interest income	$6,359	$(3,674)	$2,685

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $124,101 for the first nine months of 2012 compared to $134,094 for the same period in 2011. The decrease in interest income was driven primarily by a decrease in the average balance of interest-earning assets and a decline in the yield on interest-earning assets.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loans	75.65%	71.18%	5.16%	5.59%
Securities	21.60	23.42	3.63	4.10
Other	2.75	5.40	0.24	0.30

Total earning assets	100.00%	100.00%	4.69%	4.95%

Interest expense was $20,252 for the first nine months of 2012 compared to $32,930 for the same period in 2011. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $61,631, or 12.97%, during the first nine months of 2012 as compared to the same period in 2011. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 46 basis points to 0.75% for the first nine months of 2012 as compared to 1.16% for the first nine months of 2011.

Interest expense on deposits was $14,835 and $25,609 for the first nine months of 2012 and 2011, respectively. The cost of interest-bearing deposits was 0.69% and 1.13% for the same periods.

Interest expense on total borrowings was $5,417 and $7,321 for the first nine months of 2012 and 2011, respectively. The cost of our FHLB advances was 4.29% and 4.09% for the first nine months of 2012 and 2011, respectively.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Noninterest-bearing demand	14.92%	12.57%	—%	—%
Interest-bearing demand	38.12	35.94	0.30	0.75
Savings	6.36	5.56	0.24	0.39
Time deposits	35.19	38.78	1.20	1.58
Federal Home Loan Bank advances	2.56	3.46	4.29	4.09
Other borrowed funds	2.85	3.69	3.18	3.17

Total deposits and borrowed funds	100.00%	100.00%	0.75%	1.16%

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Nine Months Ended September 30,
2012	2011
1.57%	1.47%

Noninterest income was $50,639 for the nine months ended September 30, 2012 as compared to $51,770 for the same period in 2011. Noninterest income for the first nine months of 2011 includes the bargain purchase gain of $8,774 resulting from the FDIC-assisted acquisition of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”).

Service charges on deposit accounts were $13,838 and $14,628 for the first nine months of 2012 and 2011, respectively. Overdraft fees were $11,406 for the nine months ended September 30, 2012 as compared to $12,838 for the same period in 2011.

Fees and commissions increased 37.57% to $12,889 during the first nine months of 2012 as compared to $9,369 for the same period in 2011. For the first nine months of 2012, fees associated with debit card usage were $6,319, an increase of 17.56% as compared to $5,375 for the same period in 2011. Mortgage loan fees increased $2,375 to $4,663 during the first nine months of 2012 as compared to $2,288 for the same period in 2011. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2012 as compared to 2011.

Income earned on insurance products was $2,588 and $2,478 for the nine months ended September 30, 2012 and 2011, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $252 and $345 for the nine months ended September 30, 2012 and 2011, respectively.

Wealth Management revenue was $5,200 for the first nine months of 2012 compared to $3,339 for the same period in 2011. The increase in Wealth Management revenue for the first nine months of 2012 as compared to the same period in 2011 was primarily attributable to the acquisition of the Birmingham, Alabama-based trust department of RBC Bank (USA) in the third quarter of 2011.

Gains on sales of securities for the first nine months of 2012 were $1,773, resulting from the sale of $85,077 in securities. Gains on sales of securities for the first nine months of 2011 were $5,057, resulting from the sale of $94,023 in securities. The Company recognized other-than-temporary-impairment losses of $262 related to investments in pooled trust preferred securities during the nine months ended September 30, 2011.

Gains on the sale of mortgage loans held for sale were $8,068 and $3,471 for the nine months ended September 30, 2012 and 2011, respectively. Originations of mortgage loans to be sold totaled $404,222 for the first nine months of 2012 as compared to $293,974 for the same period of 2011.

Noninterest Expense

Noninterest Expense to Average Assets
Nine Months Ended September 30,
2012	2011
3.61%	3.26%

Noninterest expense was $111,962 and $104,596 for the first nine months of 2012 and 2011, respectively.

Salaries and employee benefits increased $9,838, or 19.71%, to $59,741 for the first nine months of 2012 as compared to $49,903 for the same period in 2011. The increase is primarily attributable to commissions related to the increase in mortgage production during the first nine months of 2012 as compared to the same period in 2011 as well as personnel costs associated with our de novo operations in Maryville, Tennessee.

Data processing costs increased 19.94% to $6,443 for the first nine months of 2012 from $5,372 for the same period in 2011. The increase in data processing costs over this period is reflective of increased loan and deposit processing from growth in the number of loans and deposits.

Net occupancy and equipment expense for the first nine months of 2012 was $11,079, up $1,060 from the same period in 2011. This increase is attributable to occupancy costs and depreciation expense associated with the operations of the Company’s banking expansions beginning in the latter half of 2011.

Expenses related to other real estate owned for the first nine months of 2012 were $9,809 compared to $11,969 for the same period in 2011. Expenses on other real estate owned for the first nine months of 2012 include write downs of $5,190 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $46,750 was sold during the first nine months of 2012, resulting in a net loss of $1,852. Expenses on other real estate owned for the nine months ended September 30, 2011 included a $6,824 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $34,759 was sold during the first nine months of 2011, resulting in a net loss of $2,414.

Professional fees were $3,101 for the first nine months of 2012 as compared to $3,004 for the same period in 2011. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $3,715 for the first nine months of 2012 compared to $3,254 for the same period in 2011. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2011.

Amortization of intangible assets totaled $1,048 for the first nine months of 2012 compared to $1,376 for the same period of 2011. During 2011, the Company amortized the remaining core deposit intangible recorded in connection with the Renasant Bancshares acquisition, which contributed $326 to total intangible amortization expense for the first nine months of 2011.

Communication expenses were $3,144 for the first nine months of 2012 as compared to $3,433 for the same period in 2011.

Noninterest expense for the first nine months of 2012 includes $898 in prepayment penalties associated with paying off $24,000 of FHLB borrowings. In comparison, noninterest expense for the first nine months of 2011 includes $1,325 and $326 of acquisition related costs associated with the American Trust and the Birmingham, Alabama based trust unit acquisitions, respectively, and $1,903 in prepayment penalties associated with paying off $50,000 of FHLB borrowings.

Income Taxes

Income tax expense for the first nine months of 2012 and 2011 was $4,581 and $7,695, respectively. The effective tax rates for those periods were 19.14% and 27.94%, respectively. The decrease in the effective tax rate for the third quarter of 2012 as compared to the same period in 2011 was attributable to the reversals of valuation allowances against the deferred tax assets related to state net operating loss carryforwards and additional benefits from investments in low-incoming housing tax credits that were utilized on state income tax returns filed during the third quarter of 2012.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

Credit Risk and Allowance for Loan Losses

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 450, “Contingencies.” Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables.” The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for loan losses by loan category for the periods presented:

	September 30, 2012	December 31, 2011	September 30, 2011
Commercial, financial, agricultural	$3,252	$4,197	$3,826
Lease financing	1	1	1
Real estate – construction	1,048	1,073	1,167
Real estate – 1-4 family mortgage	18,190	17,191	21,126
Real estate – commercial mortgage	21,011	20,979	21,481
Installment loans to individuals	567	899	931

Total	$44,069	$44,340	$48,532

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2012	December 31, 2011	September 30, 2011
Specific reserves for impaired loans	$19,169	$15,410	$19,717
Allocated reserves for remaining portfolio	24,900	28,930	28,815

Total	$44,069	$44,340	$48,532

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company has recorded higher levels of provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, which peaked in 2010. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. Improvement in the Company’s credit quality measures as evidenced by lower levels of classified loans, total past due loans and nonperforming loans in 2012 as compared to 2011 has resulted in a decrease in the provision for loan losses for the third quarter of 2012 and the nine months ended September 30, 2012 as compared to the same periods in 2011. The provision for loan losses was $4,625 and $5,500 for the third quarter of 2012 and 2011, respectively, and $14,125 and $16,350 for the nine months ended September 30, 2012 and 2011, respectively.

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during the three or nine months ended September 30, 2012 or 2011. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $430 and $73 during the third quarter of 2012 and 2011, respectively, and $2,787 and $40 during the nine months ended September 30, 2012 and 2011, respectively.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs were $5,335 and $4,539 for the third quarter of 2012 and 2011, respectively, and $14,396 and $13,233 for the nine months ended September 30, 2012 and 2011, respectively. The current levels of net charge-offs are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. Although many of the markets in which we operate did not experience the extreme appreciation in real estate values as experienced in other national markets over the past few years, the real estate market in all of our markets began to slow down significantly in 2008. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. The ongoing effects of these conditions continued to exist throughout 2012 and our levels of charge-offs are reflective of bringing these credits to resolution.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$44,779	$47,571	$44,340	$45,415
Charge-offs
Commercial, financial, agricultural	2,590	210	4,623	1,494
Lease financing	—	—	—	—
Real estate – construction	—	—	42	798
Real estate – 1-4 family mortgage	2,682	3,281	7,230	9,896
Real estate – commercial mortgage	780	1,372	3,806	2,746
Installment loans to individuals	118	105	321	194

Total charge-offs	6,170	4,968	16,022	15,128
Recoveries
Commercial, financial, agricultural	145	61	323	239
Lease financing	—	—	—	—
Real estate – construction	3	18	6	49
Real estate – 1-4 family mortgage	648	245	981	582
Real estate – commercial mortgage	23	17	247	886
Installment loans to individuals	16	88	69	139

Total recoveries	835	429	1,626	1,895

Net charge-offs	5,335	4,539	14,396	13,233
Provision for loan losses	4,625	5,500	14,125	16,350

Balance at end of period	$44,069	$48,532	$44,069	$48,532

Net charge-offs (annualized) to average loans	0.77%	0.70%	0.72%	0.69%

Allowance for loan losses to:
Total loans			1.74%	2.20%
Nonperforming loans			137.57%	98.97%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real estate – construction:
Residential	$(3)	$(22)	$32	$749
Commercial	—	4	4	—
Condominiums	—	—	—	—

Total real estate – construction	(3)	(18)	36	749
Real estate – 1-4 family mortgage:
Primary	10	237	817	1,091
Home equity	476	681	2,302	1,588
Rental/investment	349	1,096	1,154	2,393
Land development	1,199	1,022	1,976	4,242

Total real estate – 1-4 family mortgage	2,034	3,036	6,249	9,314
Real estate – commercial mortgage:
Owner-occupied	189	663	766	1,270
Non-owner occupied	71	436	1,735	(282)
Land development	497	256	1,058	872

Total real estate – commercial mortgage	757	1,355	3,559	1,860

Total net charge-offs of loans secured by real estate	$2,788	$4,373	$9,844	$11,923

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

Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether a debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing securities available-for-sale consist of the Company’s investments in pooled trust preferred securities issued by financial institutions, each of which is on nonaccrual status.

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements as of the dates presented:

	Covered Assets	Not Covered Assets	Total Assets
September 30, 2012
Nonaccruing loans	$64,080	$29,677	$93,757
Accruing loans past due 90 days or more	—	2,358	2,358

Total nonperforming loans	64,080	32,035	96,115
Other real estate owned	41,615	48,568	90,183

Total nonperforming loans and OREO	105,695	80,603	186,298
Nonaccruing securities available-for-sale, at fair value	—	15,342	15,342

Total nonperforming assets	$105,695	$95,945	$201,640

Nonperforming loans to total loans			3.43%
Nonperforming assets to total assets			4.84%
Allowance for loan losses to total loans			1.57%

December 31, 2011
Nonaccruing loans	$88,034	$31,154	$119,188
Accruing loans past due 90 days or more	1,134	3,760	4,894

Total nonperforming loans	89,168	34,914	124,082
Other real estate owned	43,156	70,079	113,235

Total nonperforming loans and OREO	132,324	104,993	237,317
Nonaccruing securities available-for-sale, at fair value	—	12,785	12,785

Total nonperforming assets	$132,324	$117,778	$250,102

Nonperforming loans to total loans			4.81%
Nonperforming assets to total assets			5.95%
Allowance for loan losses to total loans			1.72%

Due to the significant difference in the accounting for the loans and other real estate owned covered by loss-share agreements and loss mitigation offered under the loss-share agreements with the FDIC, the Company believes that excluding the covered assets from its asset quality measures provides a more meaningful presentation of the Company’s asset quality. The asset quality measures surrounding the Company’s nonperforming assets discussed in the remainder of this section exclude covered assets relating to the Company’s FDIC-assisted acquisitions.

Another category of assets which contribute to our credit risk is restructured loans. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition and are performing in accordance with the new terms. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccruing loans	$29,677	$31,154	$40,363
Accruing loans past due 90 days or more	2,358	3,760	8,674

Total nonperforming loans	32,035	34,914	49,037
Restructured loans in compliance with modified terms	30,918	36,311	35,774

Total nonperforming and restructured loans	$62,953	$71,225	$84,811

Nonperforming loans to:
Loans – period-end	1.26%	1.56%	2.22%
Loans – average	1.16%	1.35%	1.90%

The following table presents nonperforming loans, not covered by loss-share agreements, by loan category as of the dates presented.

	September 30, 2012	December 31, 2011	September 30, 2011
Commercial, financial, agricultural	$1,738	$3,505	$2,338
Real estate – construction:
Residential	—	489	383
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	—	489	383
Real estate – 1-4 family mortgage:
Primary	5,141	5,242	6,123
Home equity	953	1,013	848
Rental/investment	4,596	5,757	9,180
Land development	3,910	1,739	8,327

Total real estate – 1-4 family mortgage	14,600	13,751	24,478
Real estate – commercial mortgage:
Owner-occupied	2,263	2,342	4,181
Non-owner occupied	10,023	11,741	11,827
Land development	3,070	2,413	4,818

Total real estate – commercial mortgage	15,356	16,496	20,826
Installment loans to individuals	341	673	1,012

Total nonperforming loans	$32,035	$34,914	$49,037

The decrease in nonperforming loans at September 30, 2012 as compared to December 31, 2011 is attributable to the Company’s continued efforts to bring problem credits to resolution. Nonperforming loans as a percentage of total loans were 1.26% as of September 30, 2012 compared to 1.56% as of December 31, 2011 and 2.22% as of September 30, 2011. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 137.57% as of September 30, 2012 as compared to 127.00% as of December 31, 2011 and 98.97% as of September 30, 2011.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2012. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $14,147 at September 30, 2012 compared to $15,804 at December 31, 2011 and $16,588 at September 30, 2011.

As shown above, restructured loans totaled $30,918 at September 30, 2012 compared to $36,311 at December 31, 2011 and $35,774 at September 30, 2011. At September 30, 2012, total loans restructured through interest rate concessions represented 69.26% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2012	December 31, 2011	September 30, 2011
Commercial, financial, agricultural	$—	$—	$124
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	3,268	5,106	3,766
Home equity	—	—	—
Rental/investment	1,592	2,060	2,398
Land development	7,581	10,923	11,116

Total real estate – 1-4 family mortgage	12,441	18,089	17,280
Real estate – commercial mortgage:
Owner-occupied	11,392	11,226	11,231
Non-owner occupied	6,909	6,232	6,361
Land development	—	585	598

Total real estate – commercial mortgage	18,301	18,043	18,190
Installment loans to individuals	176	179	180

Total restructured loans in compliance with modified terms	$30,918	$36,311	$35,774

Changes in the Company’s restructured loans are set forth in the table below:

	2012	2011
Balance at January 1	$36,311	$32,615
Additional loans with concessions	4,731	17,177
Reductions due to:
Reclassified as nonperforming	(5,622)	(9,524)
Charge-offs	(1,632)	—
Transfer to other real estate owned	(419)	(2,574)
Paydowns	(1,600)	(1,288)
Lapse of concession period	(851)	(632)

Balance at September 30	$30,918	$35,774

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $25,674 was sold during the nine months ended September 30, 2012, resulting in a net loss of $1,211, while other real estate owned with a cost basis of $21,863 was sold during the nine months ended September 30, 2011, resulting in a net loss of $2,114.

The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2012	December 31, 2011	September 30, 2011
Residential real estate	$8,068	$15,364	$15,650
Commercial real estate	9,268	11,479	13,628
Residential land development	25,013	36,105	37,416
Commercial land development	6,219	7,131	5,951
Other	—	—	120

Total other real estate owned	$48,568	$70,079	$72,765

Changes in the Company’s other real estate owned were as follows:

	2012	2011
Balance at January 1	$70,079	$71,833
Additions	7,161	28,965
Capitalized improvements	508	41
Impairments	(3,689)	(6,802)
Dispositions	(25,674)	(21,863)
Other	183	591

Balance at September 30	$48,568	$72,765

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
+400	0.86%	4.54%	16.79%	18.93%
+300	1.06%	3.88%	15.12%	16.72%
+200	0.66%	2.82%	12.40%	13.87%
+100	0.51%	1.83%	8.67%	10.30%
-100	(2.01%)	(2.40%)	(6.92%)	(5.09%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.
(2)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for both the net interest income simulation and EVE are less asset sensitive as of September 30, 2012 as compared to December 31, 2011. This shift is due to our improved liability mix as higher cost fixed-rate borrowings and time deposits were replaced with variable, but much lower rate deposits. Additionally, on the asset side, lower-yielding investments within the securities portfolio and overnight investments in interest-bearing balances with banks were shifted to the higher-yielding, longer-term loan portfolio.

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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2012, the Company had notional amounts of $68,913 on interest rate contracts with corporate customers and $68,913 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March and April 2012, the Company entered into two interest rate swap agreements effective September 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures.

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

For more information about the Company’s derivative financial instruments, see Note K, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 24.54% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2012, securities with a carrying value of $346,125 were pledged to secure public fund deposits and as collateral for short-term borrowings as compared to $325,952 at December 31, 2011.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds purchased at September 30, 2012 totaled $50,000. There were no outstanding federal funds purchased at December 31, 2011. Funds obtained from the FHLB are used primarily to match-fund real estate loans and other longer-term fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2012, the balance of our outstanding advances with the FHLB was $82,299. The total amount of the remaining credit available to us from the FHLB at September 30, 2012 was $1,040,152. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2012 or December 31, 2011.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt was 3.93% and 3.83% for the first nine months of 2012 and 2011, respectively.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Noninterest-bearing demand	14.92%	12.57%	—%	—%
Interest-bearing demand	38.12	35.94	0.30	0.75
Savings	6.36	5.56	0.24	0.39
Time deposits	35.19	38.78	1.20	1.58
FHLB advances	2.56	3.46	4.29	4.09
Other borrowed funds	2.85	3.69	3.18	3.17

Total deposits and borrowed funds	100.00%	100.00%	0.75%	1.16%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased for the nine months ended September 30, 2012 as compared to the same period in 2011 as management used lower costing deposits and repaid higher costing funding sources.

Cash and cash equivalents were $118,418 at September 30, 2012 compared to $209,017 at December 31, 2011 and $235,317 at September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2012 was $165,107 compared to cash provided by investing activities of $267,986 for the nine months ended September 30, 2011. Proceeds from the sale, maturity or call of securities within our investment portfolio were $324,724 for the first nine months of 2012. These proceeds were primarily used to fund loan growth, as evidenced by a net increase in loans of $270,091 during the first nine months of 2012. Purchases of investment securities were $206,280 for the first nine months of 2012 compared to $147,201 for the same period in 2011. The net cash proceeds received from the acquisition of American Trust, which occurred during the first quarter of 2011, were $148,443.

Cash used in financing activities for the nine months ended September 30, 2012 was $60,267 compared to $430,078 for the same period in 2011. Deposit runoff totaled $16,209 and $348,803 for the nine months ended September 30, 2012 and 2011, respectively. Cash provided from the sale of securities during the first quarter of 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity. In addition, in March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2012, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $41,355. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. Amounts outstanding under this line of credit totaled $1,500 at September 30, 2012. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first nine months of 2012, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	September 30, 2012	December 31, 2011
Loan commitments	$449,612	$401,132
Standby letters of credit	34,123	46,978

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $496,824 at September 30, 2012 compared to $487,202 at December 31, 2011. Book value per share was $19.78 and $19.44 at September 30, 2012 and December 31, 2011, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

On September 5, 2012, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which the SEC declared effective on September 17, 2012, allows the Company to raise capital from time to time, up to an aggregate of $150,000, through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

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

As of September 30, 2012, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of September 30, 2012, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Renasant Corporation:
Tier 1 Capital to Average Assets	$384,680	9.90%	$194,341	5.00%	$155,473	4.00%
Tier 1 Capital to Risk-Weighted Assets	384,680	12.73%	181,248	6.00%	120,832	4.00%
Total Capital to Risk-Weighted Assets	422,823	14.00%	302,080	10.00%	241,664	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$375,835	9.69%	$193,852	5.00%	$155,082	4.00%
Tier 1 Capital to Risk-Weighted Assets	375,835	12.48%	180,636	6.00%	120,424	4.00%
Total Capital to Risk-Weighted Assets	413,547	13.74%	301,060	10.00%	240,848	8.00%

December 31, 2011
Renasant Corporation:
Tier 1 Capital to Average Assets	$375,829	9.44%	$199,000	5.00%	$159,200	4.00%
Tier 1 Capital to Risk-Weighted Assets	375,829	13.32%	169,279	6.00%	112,852	4.00%
Total Capital to Risk-Weighted Assets	411,208	14.58%	282,131	10.00%	225,705	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$368,087	9.26%	$198,683	5.00%	$158,946	4.00%
Tier 1 Capital to Risk-Weighted Assets	368,087	13.07%	168,993	6.00%	112,662	4.00%
Total Capital to Risk-Weighted Assets	403,407	14.32%	281,655	10.00%	225,324	8.00%

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

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios would be adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and Renasant Bank:

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

An assessment of the Basel III proposed rulemaking on the Company and Renasant Bank is not provided in this quarterly report because such proposals are subject to change through the comment and review process. Therefore, the effects of the Basel III proposed rulemaking on the Company and Renasant Bank cannot be meaningfully assessed. The final rules resulting from the Basel III proposed rulemaking could impact the Company’s and Renasant Bank’s capital ratios.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2011. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officers have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2012.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(3)(ii)	Restated Bylaws of Renasant Corporation (2)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(1)

(4)(ii)	Restated Bylaws of Renasant Corporation (2)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(2)	Filed as exhibit 3(ii) to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2011 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date: November 9, 2012	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(co-Principal Financial Officer)

Date: November 9, 2012	/s/ Stuart R. Johnson
Stuart R. Johnson
Executive Vice President and
Treasurer
(co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(iii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(iii)	Certification of the co-Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).