Form 10-K
period 2012-12-31
RENASANT CORP
filed 2013-03-08
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                          ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock, $5.00 par value, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $377,062,355.

As of February 28, 2013, 25,193,906 shares of the registrant’s common stock, $5.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2013 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries

Form 10-K

For the Year Ended December 31, 2012

PART I

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those risks identified in Item 1A, Risk Factors, of this Form 10-K as well as difficulties encountered in the completion and subsequent integration of our recently announced acquisition, significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The information set forth in this Annual Report on Form 10-K is as of February 28, 2013, unless otherwise indicated herein.

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

Acquisition of RBC Bank (USA) Trust Division

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust division of RBC Bank (USA), which services clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680 million in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and Renasant Bank acquired all of the ownership interests in the subsidiary. The subsidiary was merged into Renasant Bank and the acquired operations were reconstituted into a separate division of Renasant Bank, titled Renasant Asset Management. In connection with the acquisition, the Company recognized a gain of $570 thousand.

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

Pending Acquisition of First M&F Corporation

On February 7, 2013, the Company announced the signing of a definitive merger agreement pursuant to which the Company will acquire First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. At December 31, 2012, First M&F operated 36 banking branches and nine insurance offices throughout Mississippi, Tennessee and Alabama and had total assets of $1.6 billion, total deposits of $1.4 billion and total shareholders’ equity of $118.4 million.

According to the terms of the merger agreement, each First M&F common shareholder will receive 0.6425 shares of our common stock for each share of First M&F common stock held. Based on our 10-day trading average as of February 4, 2013 of $19.22, the aggregate transaction value is approximately $118.8 million.

In addition, in connection with the consummation of the merger, each outstanding share of First M&F’s Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series CD, issued to the U.S. Department of the Treasury under its Community Development Capital Initiative (the “CDCI Preferred Stock”), as well as the related warrants held by the U.S. Department of the Treasury, will be either redeemed by First M&F or repurchased by the Company. If this does not occur, then the CDCI Preferred Stock will be converted into the right to receive one share of preferred stock of the Company with an analogous designation and the related warrant will be converted into a warrant to purchase the Company’s common stock, subject to adjustment to reflect the exchange ratio in the merger.

The acquisition is expected to close early in the third quarter of 2013 and is subject to regulatory approval, the approval of the shareholders of both the Company and First M&F, and other conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Merchants and Farmers Bank is expected to merge with and into the Bank immediately after the merger of First M&F with and into us.

Operations

The Company has three reportable segments: a Community Banks segment, an Insurance segment and a Wealth Management segment. Financial information about our segments for each of the last three years, including information with respect to revenues from external customers, profit or loss and total assets for each segment is contained in Note Q, “Segment Reporting,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data. In 2011, as a result of the Company’s acquisition activity, the Company’s reportable segments were reconstituted from its prior composition. 2010 information has been restated to reflect the current composition of the Company’s reportable segments.

Neither we nor the Bank have any foreign operations.

Operations of Community Banks

Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from, the operations of our community banks, which offer a complete range of banking and financial services to individuals and to small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction loans, equipment leasing, as well as safe deposit and night depository facilities. Automated teller machines are located throughout our market area. Our Online and Mobile Banking products and our call center also provide 24-hour banking services. Accounts receivable financing is also available to qualified businesses.

As of February 28, 2013, we had 83 banking and financial services offices located throughout our markets in north and north central Mississippi, Tennessee, north and central Alabama and north Georgia.

Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 62.32%, 60.83% and 53.53% of our total gross revenues in 2012, 2011 and 2010, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” We have omitted a discussion of lease financing, as such financing comprised approximately 0.01% of our portfolio at December 31, 2012.

—     Commercial, Financial and Agricultural Loans.  Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 11.28% of our total loans at December 31, 2012, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. Many of these loans have terms allowing the loan to be extended for periods of between one and five years. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 15 years. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%, depending on the type of collateral.

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

—     Real Estate – Construction.    Our real estate – construction loans (“construction loans”) represented approximately 3.76% of our total loans at December 31, 2012. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties.

—     Real Estate – 1-4 Family Mortgage.  We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 32.15% of our total loans at December 31, 2012, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or wholesale marketing, which involves obtaining mortgage referrals from third-party mortgage brokers. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.

We retain loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. We also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors or directly to government sponsored agencies. These loans are collateralized by one-to-four family residential real estate. When these loans are sold, we either release or retain the related servicing rights, depending on a number of factors including the pricing of such loans in the secondary market, fluctuations in interest rates that would impact the profitability of the loans, as well as other market-related conditions. Residential real estate originations to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. The Company does not actively market or originate subprime mortgage loans.

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

—     Real Estate – Commercial Mortgage.  Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 50.76% of our total loans at December 31, 2012. We offer loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Because payments on these loans are often dependent on the successful development, operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy as a whole, in addition to the borrower’s ability to generate sufficient operating revenue to repay us. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. In most instances, these loans are secured by the underlying real estate of the business and other non-real estate collateral, such as equipment or other assets used in the course of business.

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

—     Installment Loans to Individuals.    Installment loans to individuals (or “consumer loans”), which represented approximately 2.04% of our total loans at December 31, 2012, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest from 100 to 500 basis points above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.

As the general economic environment in the United States and the markets in which we operate began to decline in late 2008, management responded by implementing a strategy to diversify the Company’s loan portfolio by specifically reducing the concentration of construction and land development loans (both residential and commercial). To accomplish this, management applied more stringent levels of underwriting on new originations of such loans and required principal reductions of these loans at time of renewal. The construction loan portfolio was further reduced as such loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans. The Company will continue this strategy to reduce the concentration of construction and land development loans in the portfolio. At December 31, 2012, 2011 and 2010, construction and land development loans represented 11.90%, 13.10% and 15.72%, respectively, of the total loan portfolio.

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

For our commercial clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, account reconciliation with CD-ROM statements, electronic statements, positive pay, ACH origination and wire transfer, wholesale and retail lockbox, investment sweep accounts, enhanced business Internet banking, outbound data exchange and multi-bank reporting.

The deposit services we offer accounted for approximately 12.32%, 11.65% and 11.05% of our total gross revenues in 2012, 2011 and 2010, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where our branches are located.

Operations of Wealth Management

Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. At December 31, 2012, the Wealth Management segment contributed total revenue of $8.7 million, or 3.71%, of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.

Operations of Insurance

Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2012, Renasant Insurance contributed total revenue of $4.1 million, or 1.77%, of the Company’s total gross revenues and operated three offices in central and northern Mississippi.

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

For 2012, we maintained approximately 15% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 1% in our entire Alabama area and approximately 1% in our entire Georgia area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2012 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.8	36.3%
DeSoto County	2.0	4.2%
Oxford	0.9	2.9%
Columbus	0.8	4.1%
Starkville	0.5	2.5%
Tennessee
Memphis	18.4	1.3%
Nashville	30.6	1.0%
Maryville	1.9	0.1%
Alabama
Birmingham	23.5	0.6%
Decatur	1.6	17.1%
Huntsville/Madison	6.2	1.6%
Montgomery	6.6	0.3%
Tuscaloosa	2.8	0.2%
Georgia
Alpharetta/Roswell	6.1	2.4%
Canton/Woodstock	2.3	7.5%
Cartersville	1.0	10.2%
Cumming	1.9	4.9%

Source:  FDIC, As of June 30, 2012

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

—

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. Banks with $10 billion or less in assets will be examined by their applicable bank regulators.

—	Weaken the federal preemption available for national banks and give state attorneys general the ability to enforce applicable federal consumer protection laws.
—

Broaden the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“the DIF”) and increase the floor of the size of the DIF.

—	Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.
—	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
—	Authorize the FDIC to assess the cost of examinations.
—	Direct the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
—

Expand limitations on insider transactions through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.

—

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

On June 12, 2012, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued a joint press release announcing three notices of proposed rulemaking (the “Basel III NPRs”) in connection with revised international regulatory framework for banks by the Basel Committee on Banking Supervision, including a proposal, among other things, to implement a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. As proposed, the new common equity Tier 1 minimum capital requirement and the higher minimum Tier 1 capital requirement would apply to U.S. bank holding companies with more than $500 million in assets. An assessment of the Basel III NPRs on the Company and Renasant Bank is not provided in this annual report because such proposals are subject to change through the comment and review process. Therefore, the effects of the Basel III NPRs on the Company and Renasant Bank cannot be meaningfully assessed. The final rules resulting from the Basel III NPRs could impact the Company’s and Renasant Bank’s capital ratios.

We elected not to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program (the “TARP”). Thus, we will not be subject to any of the regulations enacted with respect to such program. However, First M&F Corporation issued CDCI Preferred Stock. If that stock is not redeemed or repurchased prior to the closing, then they will be exchanged for shares of our preferred stock with the same terms and conditions. This would result in our being subject to the TARP regulations. We currently anticipate that these shares of CDCI Preferred Stock will be redeemed or purchased.

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

The Act requires a bank holding company to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by such bank holding company. The Act further provides that the Federal Reserve shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. The Federal Reserve will also not approve any transaction in which the effect of the transaction might be to lessen competition substantially or in any manner amount to a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the benefits to the public interest resulting from the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

Personnel

At December 31, 2012, we employed 1,096 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 1,062 employees (inclusive of employees in our Community Banks and Wealth Management operations), and Renasant Insurance employed 34 individuals. The Company has no additional employees; however, at December 31, 2012, 15 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer

No material portion of our loans have been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers with respect to any of our reportable segments would not have a materially adverse effect on our business as a whole or with respect to that segment in particular. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Financial Condition and Results of Operations – Loans and Loan Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(In Thousands)

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the years ended December 31, 2012, 2011 and 2010:

	2012			2011			2010

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Assets
Interest-earning assets:
Loans(1)	$2,711,253	$ 138,408	5.10%	$2,577,185	$ 142,592	5.53%	$2,442,761	$ 137,905	5.65%
Securities:
Taxable(2)	505,686	13,058	2.58	602,006	19,829	3.29	574,596	21,933	3.82
Tax-exempt	232,679	13,571	5.83	219,526	13,560	6.18	162,660	10,073	6.19
Interest-bearing balances with banks	87,303	199	0.23	189,478	543	0.29	204,839	573	0.28

Total interest-earning assets	3,536,921	165,236	4.67	3,588,195	176,524	4.92	3,384,856	170,484	5.04

Cash and due from banks	63,624			71,138			55,023
Intangible assets	191,612			191,776			191,867
FDIC loss-share indemnification asset	59,083			142,933			67,595
Other assets	281,449			263,202			244,668

Total assets	$4,132,689			$4,257,244			$3,944,009

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	1,379,447	3,927	0.28	1,341,760	9,094	0.68	1,092,482	12,035	1.10
Savings deposits	230,553	533	0.23	210,648	798	0.38	152,165	1,105	0.73
Time deposits	1,248,938	14,570	1.17	1,435,800	21,837	1.52	1,438,370	31,347	2.18

Total interest-bearing deposits	2,858,938	19,030	0.67	2,988,208	31,729	1.06	2,683,017	44,487	1.66
Borrowed funds	190,096	6,945	3.65	267,726	9,672	3.61	438,140	15,790	3.60

Total interest-bearing liabilities	3,049,034	25,975	0.85	3,255,934	41,401	1.27	3,121,157	60,277	1.93

Noninterest-bearing deposits	543,628			487,310			334,849
Other liabilities	45,865			34,283			45,692
Shareholders’ equity	494,162			479,717			442,311

Total liabilities and shareholders’ equity	$4,132,689			$4,257,244			$3,944,009

Net interest income/ net interest margin		$ 139,261	3.94%		$ 135,123	3.77%		$ 110,207	3.26%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

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

Table 2 – Volume/Rate Analysis

(In Thousands)

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2012 Compared to 2011			2011 Compared to 2010
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans (2)	$7,418	$(11,602)	$(4,184)	$7,589	$(2,902)	$4,687
Securities:
Taxable	(3,175)	(3,596)	(6,771)	1,046	(3,150)	(2,104)
Tax-exempt	813	(802)	11	3,522	(35)	3,487
Interest-bearing balances with banks	(293)	(51)	(344)	(43)	13	(30)

Total interest-earning assets	4,763	(16,051)	(11,288)	12,114	(6,074)	6,040

Interest expense:
Interest-bearing demand deposits	256	(5,423)	(5,167)	2,746	(5,687)	(2,941)
Savings deposits	75	(340)	(265)	425	(732)	(307)
Time deposits	(2,842)	(4,425)	(7,267)	(56)	(9,454)	(9,510)
Borrowed funds	(2,804)	77	(2,727)	(6,142)	24	(6,118)

Total interest-bearing liabilities	(5,315)	(10,111)	(15,426)	(3,027)	(15,849)	(18,876)

Change in net interest income	$10,078	$(5,940)	$4,138	$15,141	$9,775	$24,916

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 – Investment Portfolio

(In Thousands)

The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2012. Information regarding the carrying value of the investment securities listed below as of December 31, 2012, 2011 and 2010 is contained under the heading “Financial Condition and Results of Operations – Investments and Investment Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Obligations of other U.S. Government agencies and corporations	$—	—	$3,500	0.68%	$86,545	1.93%	$—	—
Obligations of states and political subdivisions	8,937	4.82%	34,076	3.93%	45,883	4.60%	138,825	5.37%

Available for Sale:
Obligations of other U.S. Government agencies and corporations	—	—	—	—	2,169	3.35%	—	—
Mortgage-backed securities	—	—	6,159	4.99%	54,074	3.58%	242,185	2.41%
Trust preferred securities	—	—	—	—	—	—	28,612	1.02%
Other debt securities	—	—	—	—	—	—	22,079	2.43%
Other equity securities	—	—	—	—	—	—	2,355	1.26%

	$8,937		$43,735		$188,671		$434,056

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

Table 4 – Loan Portfolio

(In Thousands)

The following table sets forth loans, net of unearned income, outstanding at December 31, 2012, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition and Results of Operations – Loan and Loan Interest Income.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$162,323	$127,202	$27,525	$317,050
Lease financing	30	160	—	190
Real estate – construction	68,747	13,949	23,010	105,706
Real estate – 1-4 family mortgage	220,120	427,834	255,469	903,423
Real estate – commercial mortgage	496,563	739,610	190,470	1,426,643
Installment loans to individuals	22,697	32,970	1,574	57,241

	$970,480	$1,341,725	$498,048	$2,810,253

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2012:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$1,058,780	$282,945
Due after five years	331,800	166,248

	$1,390,580	$449,193

Table 5 – Deposits

(In Thousands)

The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2012:

	Certificates of Deposit	Other
Three Months or Less	$86,872	$6,688
Over Three through Six Months	69,623	6,992
Over Six through Twelve Months	159,456	9,727
Over 12 Months	234,025	35,264

	$549,976	$58,671

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

Over the past few years, the United States economy and the global economy have experienced a severe economic downturn. Only in the past year has it appeared that United States and global economic conditions are beginning to improve, and even then the improvement has been sluggish. Notwithstanding these signs of improvement, business activity across a wide range of industries and regions remains greatly reduced, and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has also remained elevated above historical levels. The markets in which we operate have not been immune from the effects of this economic downturn.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business conditions in the markets where we operate, in the United States as a whole and abroad. These conditions include liquidity in the credit markets, short-term and long-term interest rates, inflation, deflated money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. We anticipate that the business environment in our markets and the United States as a whole will continue its slow recovery over the foreseeable future, and there remains a possibility of further deterioration. In either case, the credit quality of our loans and the value of loan collateral, as well as our results of operations and financial condition, are likely to be materially and adversely affected. We believe that the impact of the economic downturn in the United States heightens all of the risks described in the remainder of this Item 1A.

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

As of December 31, 2012, approximately 65.80% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.

We have a high concentration of loans secured by real estate.

At December 31, 2012, approximately 86.67% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Over the past few years, United States real estate, particularly Georgia real estate, has experienced a severe decline in value, with the real estate market and property values just recently showing small signs of stabilization. Although real estate values in our Alabama, Mississippi and Tennessee markets have not declined as dramatically as in Georgia and other areas of the United States, any such adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. This was the case from 2008 to 2011. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2012, we had approximately $1.4 billion in commercial real estate loans, representing approximately 50.76% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default.

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

Market risk refers to the probability of variations in net interest income or the fair value of our assets and liabilities due to changes in interest rates, among other things. The primary source of market risk to us is the impact of changes in interest rates on net interest income. We are subject to market risk because of the following factors:

—	Assets and liabilities may mature or reprice at different times. For example, if assets reprice more slowly than liabilities and interest rates are generally rising, earnings may initially decline.
—

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

—	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.
—

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

—

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

We have grown our business outside our Mississippi footprint through the acquisition of entire financial institutions and through de novo branching. Since the second half of 2010, we have opened seven de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, Crescent and American Trust in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. Also, on February 7th, 2013, we announced the signing of a definitive merger agreement pursuant to which we will acquire by merger First M&F Corporation (“First M&F”) and its wholly-owned subsidiary, Merchants and Farmers Bank. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us, whether via negotiated or FDIC-assisted transactions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following (all of which are generally applicable to an analysis of the risks relating to our pending acquisition of First M&F):

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

Expansion into New Markets.  Much of our recent growth has been focused in the highly-competitive metropolitan areas of Memphis and Nashville, Tennessee and Birmingham and Huntsville, Alabama as well as north Georgia and east Tennessee markets. The customer demographics and financial services offerings in these markets are unlike those found in the Mississippi markets that we have historically served. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions.

Regulatory and Economic Factors.  Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events, including regulatory changes enacted in response to the current economic downturn (which are discussed in more detail below) or regulatory conditions imposed on us in connection with the approval of our pending acquisition. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.

Failure to successfully address these issues could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may fail to realize the anticipated benefits of our recent and pending acquisitions.

The success of our acquisitions of specified assets and the operations of, and our assumption of specified liabilities of, Crescent and American Trust from the FDIC, our acquisition of the trust division of RBC Bank (USA) and, if completed, our acquisition of First M&F will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.

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

Our future growth and profitability depends, in part, on our ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, and we may encounter a number of difficulties, such as:

—	deposit attrition, customer loss and revenue loss;
—	the loss of key employees;
—	the disruption of our operations and business;
—	our inability to maintain and increase competitive presence;
—	possible inconsistencies in standards, control procedures and policies; and/or
—	unexpected problems with costs, operations, personnel, technology and credit.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of the operations acquired.

Notwithstanding our loss-share arrangements with the FDIC with respect to some of the assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the Crescent and American Trust loans acquired whether on account of the effects of the economic downturn in the United States or otherwise. Similar circumstances could arise following our completion of our acquisition of First M&F. Any of these actions could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with either of the FDIC-assisted transactions or the integration of First M&F, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.

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

When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss-share arrangements with the FDIC associated with such transactions. We believe that our pending acquisition of First M&F meets these criteria. In addition to the general risks associated with our growth plans and the particular risks associated with FDIC-assisted transactions both of which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

All of the foregoing matters are applicable to our pending acquisition of First M&F.

We expect to continue to evaluate merger and acquisition opportunities (including FDIC-assisted transactions) that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Historically, acquisitions of non-failed financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction (which may be the case as a result of the First M&F acquisition). Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.

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

Renasant Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes, cyber-attacks and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us or the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the three months ended February 28, 2013, the average daily trading volume for Renasant common stock was 66,547 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

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

We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the Heritage Financial Holding Corporation (“Heritage”) and Capital Bancorp, Inc. (“Capital”) mergers, we assumed junior subordinated debentures issued by Heritage and Capital, respectively. At December 31, 2012, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $76 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 28, 2013, there were 75,000,000 shares of our common stock authorized, of which 25,193,906 shares were outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations. In addition, the Bank operates forty-six branches, two financial services offices and one mortgage loan production office throughout north and north central Mississippi, twelve branches throughout Tennessee, ten branches throughout north and central Alabama and twelve branches throughout north Georgia. Our Community Banks and Wealth Management segments operate out of all of these offices.

In Mississippi, the Bank has seven branches in Tupelo, three branches in Booneville, two branches each in Amory, Corinth, New Albany, Oxford, Pontotoc, Starkville and West Point and one branch each in Aberdeen, Batesville, Belden, Calhoun City, Coffeeville, Columbus, Grenada, Guntown, Hernando, Horn Lake, Iuka, Louisville, Okolona, Olive Branch, Saltillo, Sardis, Shannon, Smithville, Southaven, Verona, Water Valley and Winona. The Bank operates one financial services office in Tupelo and one mortgage loan production office in Oxford.

In Tennessee, the Bank operates twelve branches: three branches in the Memphis area, six branches in the Nashville area and three branches in eastern Tennessee. In Memphis, the Bank operates one branch each in East Memphis, Germantown and Collierville. In Nashville, the Bank operates two branches within the city of Nashville and one branch each in Franklin, Goodlettsville, Hendersonville and Hermitage. In eastern Tennessee, the Bank operates one branch each in Bristol, Jonesborough and Maryville.

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

The Bank owns the Company’s main office located at 209 Troy Street, Tupelo, Mississippi as well as forty of the Mississippi branch office sites and its two financial services offices. The Bank leases seven locations in Mississippi for use in conducting banking activities as well as various storage facilities. In Tennessee, the Bank owns five branch office sites. The remaining seven branch office sites as well as storage facilities in Tennessee are leased. In Alabama, the Bank owns two of the branch office sites and leases eight office sites. In Georgia, the Bank owns nine of the branch office sites and leases three office sites. Renasant Insurance owns each of the three locations for conducting its business. The aggregate annual rental for all leased premises during the year ending December 31, 2012 was $2.6 million. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 28, 2013, the Company had approximately 7,100 shareholders of record and the closing sales price of the Company’s common stock was $22.01. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2012 and 2011 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		High	Low
2012
1st Quarter	$ 0.17	$ 16.99	$ 14.42
2nd Quarter	0.17	17.16	14.66
3rd Quarter	0.17	19.97	15.66
4th Quarter	0.17	20.45	16.53

2011
1st Quarter	$ 0.17	$ 17.63	$ 14.77
2nd Quarter	0.17	17.59	13.74
3rd Quarter	0.17	15.89	11.80
4th Quarter	0.17	15.35	12.11

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

However, as discussed above in Item 1, “Business,” under the subheading “Pending Acquisition of First M&F Corporation,” if, in connection with the Company’s acquisition of First M&F, First M&F does not redeem, or the Company does not repurchase, the CDCI Preferred Stock prior to the closing, then the Company will issue shares of preferred stock with the same terms and conditions as the shares of CDCI Preferred Stock, which could result in the Company being subject to the TARP regulations, including the dividend restrictions thereunder. The Company currently anticipates that these shares of CDCI Preferred Stock will be redeemed or purchased.

Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the three month period ended December 31, 2012.

Unregistered Sales of Equity Securities

In January 2012, 41,500 shares of restricted stock were awarded under the Company’s 2011 Long-term Incentive Compensation Plan. At the time of the award, the shares issuable under the incentive plan had not been registered with the Securities and Exchange Commission. All recipients of the restricted stock awards were senior executive officers; therefore, the sale was exempt as a private placement under §4(2) of the Securities Exchange Act of 1934, as amended. Furthermore, no consideration was paid for the restricted stock awards.

Stock Performance Graph

The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at December 31, 2007, and that all dividends were reinvested.

	Period Ending December 31,
	2007	2008	2009	2010	2011	2012
Renasant Corporation	$100.00	$1.88	$68.77	$89.39	$83.20	$110.53
NASDAQ Market Index	100.00	60.02	87.24	103.08	102.26	120.42
SNL Southeast Bank Index(1)	100.00	40.48	40.65	39.47	23.09	38.36

(1)

The SNL Geographic Index, Southeast Banks, is a peer group of 91 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6. SELECTED FINANCIAL DATA(1)

(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2012	2011	2010	2009	2008
Interest income	$159,313	$170,687	$165,483	$170,316	$200,177
Interest expense	25,975	41,401	60,277	71,098	91,520

Net interest income	133,338	129,286	105,206	99,218	108,657
Provision for loan losses	18,125	22,350	30,665	26,890	22,804
Noninterest income	68,711	64,699	92,692	57,493	54,548
Noninterest expense	150,459	136,960	120,540	105,440	107,689

Income before income taxes	33,465	34,675	46,693	24,381	32,712
Income taxes	6,828	9,043	15,018	5,863	8,660

Net income	$26,637	$25,632	$31,675	$18,518	$24,052

Per Common Share
Net income – Basic	$1.06	$1.02	$1.39	$0.88	$1.15
Net income – Diluted	1.06	1.02	1.38	0.87	1.14
Book value at December 31	19.80	19.44	18.75	19.45	19.00
Closing price(2)	19.14	15.00	16.91	13.60	17.03
Cash dividends declared and paid	0.68	0.68	0.68	0.68	0.68

At December 31,
Assets	$4,178,616	$4,202,008	$4,297,327	$3,641,081	$3,715,980
Loans, net of unearned income	2,810,253	2,581,084	2,524,590	2,347,615	2,530,886
Securities	674,077	796,341	834,472	714,164	695,106
Deposits	3,461,221	3,412,237	3,468,151	2,576,100	2,344,331
Borrowings	164,706	254,709	316,436	618,024	933,976
Shareholders’ equity	498,208	487,202	469,509	410,122	400,371

Selected Ratios
Return on average:
Total assets	0.64%	0.60%	0.80%	0.50%	0.65%
Shareholders’ equity	5.39%	5.34%	7.16%	4.56%	5.97%
Average shareholders’ equity to average assets	11.96%	11.27%	11.21%	10.96%	10.87%

At December 31,
Shareholders’ equity to assets	11.92%	11.59%	10.93%	11.26%	10.77%
Allowance for loan losses to total loans, net of unearned income(3)	1.72%	1.98%	2.07%	1.67%	1.38%
Allowance for loan losses to nonperforming loans(3)	146.90%	127.00%	84.32%	78.25%	87.45%
Nonperforming loans to total loans, net of unearned income(3)	1.17%	1.56%	2.46%	2.13%	1.58%
Dividend payout	64.15%	66.67%	49.28%	78.16%	59.65%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)

Performance Overview

Net income was $26,637 for 2012 compared to $25,632 for 2011 and $31,675 for 2010. The fluctuation in net income since 2010 was influenced by a number of factors:

—

In 2010, the Company expanded into north Georgia through its acquisition of the assets of Crescent Bank & Trust Company (“Crescent”) in an FDIC-assisted transaction. The acquisition resulted in a bargain purchase gain of $42,211 for 2010. In 2011, the Company broadened its footprint in north Georgia through its acquisition of the assets of American Trust Bank (“American Trust”) in an FDIC-assisted transaction. A bargain purchase gain of $8,774 was recorded in 2011. The Company did not record any bargain purchase gains during 2012.

—

In 2011, the Company acquired the Birmingham, Alabama-based trust division of RBC Bank (USA). Under the terms of the agreement, approximately $680,000 in assets under management were transferred to the Company. In connection with the acquisition, the Company recognized a gain of $570.

—

The Company expanded its franchise by opening de novo locations in Columbus, Mississippi during the fourth quarter of 2010, Starkville, Mississippi and Montgomery and Tuscaloosa, Alabama during 2011, and Maryville and Jonesborough, Tennessee during 2012. These de novo branches contributed $185,722 to total loans and $134,113 to total deposits at December 31, 2012, and $34,058 to total loans and $53,203 to total deposits at December 31, 2011.

—

Net interest income increased 3.13% to $133,338 for 2012 as compared to $129,286 for 2011; net interest income was $105,206 for 2010. Interest income decreased 6.66% to $159,313 for 2012 from $170,687 for 2011; interest income was $165,483 for 2010. The decrease from 2010 and 2011 levels is primarily attributable to an increase in average earning assets offset by a decrease in our yield resulting from the declining interest rate environment. Interest expense decreased 37.26% to $25,975 for 2012 compared to $41,401 for 2011; interest expense was $60,277 for 2010. A shift from higher costing liabilities to lower costing deposits resulted in lower interest expense since 2010.

—

Net charge-offs as a percentage of average loans decreased to 0.67% in 2012 compared to 0.91% in 2011. Net charge-offs as a percentage of average loans was 1.00% in 2010. The provision for loan losses was $18,125 for 2012 compared to $22,350 for 2011 and $30,665 for 2010.

—

Noninterest income was $68,711 for 2012 compared to $64,699 for 2011 and $92,692 for 2010. Higher levels of mortgage loan refinancings in 2012 primarily drove the increase in noninterest income from 2011 through the collection of commissions and fees on the loan originations and the gain on the subsequent sale of the loans in the secondary market. The aforementioned gains from the acquisitions of American Trust and the RBC Bank (USA) trust division were recorded in noninterest income in 2011, and the gain from the acquisition of Crescent was recorded in noninterest income in 2010.

—

Noninterest expenses were $150,459 for 2012 compared to $136,960 for 2011 and $120,540 for 2010. The increase in noninterest expense during 2012 was primarily due to costs associated with our de novo locations, commissions related to the increase in mortgage production during 2012 as compared to 2011 as well as higher health insurance costs.

—

Loans, net of unearned income, totaled $2,810,253 at December 31, 2012, an increase of $229,169, or 8.88%, from December 31, 2011. The increase in loans was attributable to growth in 1-4 family residential mortgages, owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion.

—

Deposits totaled $3,461,221 at December 31, 2012, an increase of $48,984, or 1.44%, from December 31, 2011. Management’s strategy to build and maintain a stable source of funding through core deposits, driven by noninterest-bearing deposits, has allowed for certain higher costing time deposits to mature or expire without renewal, some of which have been replaced with noninterest-bearing deposits and other lower costing deposits. Deposits from our de novo locations also contributed to the increase in deposits year over year.

A historical look at key performance indicators is presented below.

	2012	2011		2010	2009		2008
Diluted EPS	$1.06	$1.02		$1.38	$0.87		$1.14
Diluted EPS Growth	3.92%	(26.09%	)	58.62%	(23.68%	)	(30.49%	)
Return on Average Assets	0.64%	0.60%		0.80%	0.50%		0.65%
Return on Average Shareholders’ Equity	5.39%	5.34%		7.16%	4.56%		5.97%

Pending acquisition of First M&F Corporation

On February 7, 2013, the Company announced the signing of a definitive merger agreement pursuant to which it will acquire First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation.

According to the terms of the merger agreement, each First M&F common shareholder will receive 0.6425 shares of Renasant common stock for each share of First M&F common stock, and the merger is expected to qualify as a tax-free reorganization for First M&F shareholders. Based on Renasant’s 10-day average closing price of $19.22 per share as of February 4, 2013, the aggregate transaction value is approximately $118.8 million.

The acquisition is expected to close in the third quarter of 2013 and is subject to regulatory approval, the approval of the shareholders of both the Company and First M&F, and other customary conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Merchants and Farmers Bank is expected to merge with and into Renasant Bank immediately after the merger of First M&F with and into the Company.

In addition, in connection with the consummation of the merger, each outstanding share of First M&F’s Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series CD, issued to the U.S. Department of the Treasury under its Community Development Capital Initiative (the “CDCI Preferred Stock”), as well as the related warrant held by the U.S. Department of the Treasury, will be either redeemed by First M&F or purchased by the Company. If this does not occur, then the CDCI Preferred Stock will be converted into the right to receive one share of preferred stock of the Company with an analogous designation and the related warrant will be converted into a warrant to purchase the Company’s common stock, subject to adjustment to reflect the exchange ratio in the merger.

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

Allowance for Loan Losses

The accounting policy most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 450, “Contingencies” (“ASC 450”). Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables” (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. Additionally, the estimate of the allowance required to absorb credit losses in the entire portfolio may change due to shifts in the mix and level of loan balances outstanding and in prevailing economic conditions, as evidenced by changes in real estate demand and values, interest rates, unemployment rates and energy costs. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts. For a discussion of other considerations in establishing the allowance for loan losses and our loan policies and procedures for addressing credit risk, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”

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

The amount of OTTI recorded in earnings as a credit loss is dependent upon management’s estimate of discounted future cash flows expected from the investment security. The difference between the expected cash flows and the amortized cost basis of the security is considered to be credit loss. The remaining difference between the fair value and the amortized cost basis of the security is considered to be related to all other market factors. Our estimate of discounted future cash flows incorporates a number of assumptions based on both qualitative and quantitative factors. Performance indicators of the security’s underlying assets, including credit ratings and current and projected default and deferral rates, as well as the credit quality and capital ratios of the issuing institutions are considered in the analysis. Changes in these assumptions could impact the amount of OTTI recognized as a credit loss in earnings. For additional information regarding the evaluation of our securities portfolio for OTTI, please refer to Note A, “Significant Accounting Policies,” and Note C, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Intangible Assets

Our intangible assets consist primarily of goodwill, core deposit intangibles, and customer relationship intangibles. Goodwill arises from business combinations and represents the value attributable to unidentifiable intangible elements of the business acquired. In connection with the reconstitution of our reportable segments, we redefined our reporting units with respect to the level at which our impairment testing of goodwill is performed. Reporting units related to our bank that were previously defined along geographical boundaries have been consolidated into one Community Banks reporting unit. A Wealth Management reporting unit was created, and the Insurance reporting unit was retained. We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In determining the fair value of our reporting units, we use both the market and discounted cash flow approaches. The market approach averages the values derived by applying a market multiple, based on observed purchase transactions, to the book value, tangible book value, loan and/or deposit balances and the last twelve months adjusted and unadjusted net income. The discounted cash flow approach requires assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. Long-term net cash flow forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, historical performance, and industry and economic trends, among other considerations.

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

Benefit Plans and Stock Based Compensation

Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2012 valuation was 3.90%, compared to 5.06% in 2011. Actual plan assets as of December 31, 2012 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.

The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company has not estimated any forfeitures in determining the fair value of options granted in 2012, 2011 and 2010. Changes in this assumption in the future could result in lower expenses related to the Company’s stock options. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note N, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

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

Financial Condition and Results of Operations

Net Income

Net income for the year ended December 31, 2012 was $26,637 compared to net income of $25,632 for the year ended December 31, 2011 and $31,675 for the year ended December 31, 2010. Basic earnings per share for the year ended December 31, 2012 were $1.06 as compared to $1.02 for the year ended December 31, 2011 and $1.39 for the year ended December 31, 2010. Diluted earnings per share for the year ended December 31, 2012 were $1.06 as compared to $1.02 for the year ended December 31, 2011 and $1.38 for the year ended December 31, 2010. The higher earnings per share in 2010 as compared to 2012 and 2011 was due primarily to the acquisition of Crescent and the related one-time gain the Company recorded in connection with the acquisition.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 66.96% of total net revenue in 2012. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Net interest income increased 3.13% to $133,338 for 2012 compared to $129,286 in 2011. Net interest income was $105,206 in 2010. On a tax equivalent basis, net interest income increased $4,138 to $139,261 in 2012 as compared to $135,123 in 2011; net interest income was $110,207 in 2010. With respect to the increase in tax-equivalent net interest income in 2012, the increase due to the change in the volume of net earning assets was $10,078, while the decrease from the changing interest rate environment was $5,940.

Net Interest Margin – Tax Equivalent
2012	2011	2010
3.94%	3.77%	3.26%

Net interest margin, the tax equivalent net yield on earning assets, increased to 3.94% during 2012 from 3.77% in 2011 and 3.26% in 2010. Net interest margin and net interest income are influenced by several factors, primarily changes in interest rates, competition and the shape of the interest rate yield curve. Significant reductions in interest rate indices in 2008 have put downward pressure on net interest margin since 2009. With each rate reduction in rate indices, specifically, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate (“LIBOR”), the yield on our variable rate loans indexed to these indices decreased. At the same time, competitive and market-wide liquidity factors prevented the cost of funding sources, particularly deposits, from declining proportionately. As a result, net interest margin declined. Economic forces have continued to keep interest rates low since 2008; however, a shift in our costing liabilities mix from higher costing borrowed funds to lower costing deposits resulting in a lower overall cost of funds and a shift in our earning assets from cash and securities into loans has offset the impact of the depressed interest rate environment on our net interest margin, resulting in net interest margin improvement in both 2011 and 2012.

Interest income, on a tax equivalent basis, was $165,236 for 2012 compared to $176,524 for 2011. The prolonged low interest rate environment contributed to a lower yield on earning assets. The following table presents the percentage of total average earning assets, by type and yield, for 2012, 2011 and 2010:

	Percentage of Total			Yield
	2012	2011	2010	2012	2011	2010
Loans	76.65%	71.82%	72.17%	5.10%	5.53%	5.65%
Securities	20.88	22.90	21.78	3.61	4.06	4.34
Other	2.47	5.28	6.05	0.23	0.29	0.28

Total earning assets	100.00%	100.00%	100.00%	4.67%	4.92%	5.04%

Interest expense was $25,975 for 2012, a decrease of $15,426, or 37.26%, as compared to 2011. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $56,318, or 11.56%, during 2012 as compared to 2011. The cost of interest-bearing liabilities was 0.85% for 2012 as compared to 1.27% for 2011, while the average balance of interest-bearing liabilities decreased to $3,049,034 for 2012 compared to $3,255,934 for 2011.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2012	2011	2010	2012	2011	2010
Noninterest-bearing demand	15.13%	13.02%	9.69%	—%	—%	—%
Interest-bearing demand	38.40	35.84	31.61	0.28	0.68	1.10
Savings	6.42	5.63	4.40	0.23	0.38	0.73
Time deposits	34.76	38.36	41.62	1.17	1.52	2.18
Federal Home Loan Bank advances	2.50	3.40	8.49	4.29	4.11	3.67
Other borrowed funds	2.79	3.75	4.19	3.08	3.16	3.47

Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.72%	1.11%	1.74%

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

Loans and Loan Interest Income

Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 67.25%, 61.43% and 58.75% of total assets at December 31, 2012, 2011 and 2010, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2012	2011	2010	2009	2008
Commercial, financial, agricultural	$317,050	$278,091	$265,276	$281,329	$312,648
Lease financing	190	328	503	778	1,746
Real estate – construction	105,706	81,235	82,361	133,299	241,818
Real estate – 1-4 family mortgage	903,423	824,627	872,382	820,917	886,380
Real estate – commercial mortgage	1,426,643	1,336,635	1,239,843	1,040,589	1,015,894
Installment loans to individuals	57,241	60,168	64,225	70,703	72,400

Total loans, net of unearned income	$2,810,253	$2,581,084	$2,524,590	$2,347,615	$2,530,886

The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2012	2011	2010	2009	2008
Commercial, financial, agricultural	11.28%	10.77%	10.51%	11.98%	12.35%
Lease financing	0.01	0.01	0.02	0.04	0.07
Real estate – construction	3.76	3.15	3.26	5.68	9.56
Real estate – 1-4 family mortgage	32.15	31.95	34.56	34.97	35.02
Real estate – commercial mortgage	50.76	51.79	49.11	44.32	40.14
Installment loans to individuals	2.04	2.33	2.54	3.01	2.86

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2012, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Loans secured by real estate represented 86.67%, 86.89%, 86.93%, 84.97% and 84.72% of the Company’s total loan portfolio at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2012	2011	2010	2009	2008
Real estate – construction:
Residential	$48,453	$31,802	$37,619	$45,559	$139,332
Commercial	56,201	47,620	39,725	74,440	90,039
Condominiums	1,052	1,813	5,017	13,300	12,447

Total real estate – construction	105,706	81,235	82,361	133,299	241,818
Real estate – 1-4 family mortgage:
Primary	466,282	373,192	363,498	345,971	361,153
Home equity	198,781	193,140	183,427	171,180	181,960
Rental/investment	156,956	167,364	199,373	158,436	178,814
Land development	81,404	90,930	126,084	145,330	164,453

Total real estate – 1-4 family mortgage	903,423	824,627	872,382	820,917	886,380
Real estate – commercial mortgage:
Owner-occupied	640,906	641,220	593,743	537,387	530,938
Non-owner occupied	638,486	529,524	457,735	367,011	347,000
Land development	147,251	165,891	188,365	136,191	137,956

Total real estate – commercial mortgage	1,426,643	1,336,635	1,239,843	1,040,589	1,015,894

Total loans secured by real estate	$2,435,772	$2,242,497	$2,194,586	$1,994,805	$2,144,092

Total loans at December 31, 2012 were $2,810,253, an increase of $229,169 from $2,581,084 at December 31, 2011. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $237,088 at December 31, 2012, a decrease of $102,374, compared to $339,462 at December 31, 2011. For covered loans, the FDIC will reimburse the Bank 80% of the losses incurred on these loans. The covered loans will continue to decline through the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution as the loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date. The following table provides a breakdown of covered loans at December 31:

	2012	2011	2010
Commercial, financial, agricultural	$10,800	$17,803	$20,921
Lease financing	—	—	—
Real estate – construction:
Residential	1,648	3,158	6,476
Commercial	—	3,918	9,087
Condominiums	—	—	—

Total real estate – construction	1,648	7,076	15,563
Real estate – 1-4 family mortgage:
Primary	20,623	21,491	19,786
Home equity	15,622	23,048	21,454
Rental/investment	26,586	42,217	51,065
Land development	10,617	21,167	30,214

Total real estate – 1-4 family mortgage	73,448	107,923	122,519
Real estate – commercial mortgage:
Owner-occupied	63,683	101,448	71,455
Non-owner occupied	50,879	48,939	24,863
Land development	36,599	56,105	78,254

Total real estate – commercial mortgage	151,161	206,492	174,572
Installment loans to individuals	31	168	106

Total covered loans	$237,088	$339,462	$333,681

Loans not covered under a loss-share agreement at December 31, 2012 were $2,573,165, an increase of $331,543, compared to $2,241,622 at December 31, 2011. The increase in loans not covered under loss-share agreements in 2012 was attributable to growth in 1-4 family residential mortgages, owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee contributed $151,664 of the total increase in loans from December 31, 2011.

The following table provides a breakdown of loans not covered under a loss-share agreement at December 31:

	2012	2011	2010
Commercial, financial, agricultural	$306,250	$260,288	$244,355
Lease financing	190	328	503
Real estate – construction:
Residential	46,805	28,644	31,143
Commercial	56,201	43,702	30,638
Condominiums	1,052	1,813	5,017

Total real estate – construction	104,058	74,159	66,798
Real estate – 1-4 family mortgage:
Primary	445,659	351,702	343,712
Home equity	183,159	170,092	161,973
Rental/investment	130,370	125,147	148,308
Land development	70,787	69,763	95,870

Total real estate – 1-4 family mortgage	829,975	716,704	749,863
Real estate – commercial mortgage:
Owner-occupied	577,223	539,772	522,288
Non-owner occupied	587,607	480,585	432,872
Land development	110,652	109,786	110,111

Total real estate – commercial mortgage	1,275,482	1,130,143	1,065,271
Installment loans to individuals	57,210	60,000	64,119

Total loans not covered under a loss-share agreement	$2,573,165	$2,241,622	$2,190,909

During 2012, loans in our Tennessee and Mississippi markets increased $74,495 and $75,147, respectively, while loans in our Alabama markets increased $101,382. Loans in our Georgia markets not covered under loss-share agreements increased $79,104 from December 31, 2011.

Mortgage Loans Held for Sale

Mortgage loans held for sale were $34,845 at December 31, 2012 compared to $28,222 at December 31, 2011. Originations of mortgage loans to be sold totaled $588,454 in 2012, $433,845 in 2011 and $519,447 in 2010. Mortgage rates in in the latter half of 2011 declined to historic lows and remained at these historically low levels throughout 2012, which prompted a significant increase in refinancings in 2012.

Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

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

	2012		2011		2010
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$92,487	13.72%	$125,055	15.70%	$97,455	11.68%
Mortgage-backed securities	312,803	46.40	409,639	51.44	473,456	56.74
Obligations of states and political subdivisions	227,721	33.78	224,750	28.22	206,083	24.70
Trust preferred securities	15,068	2.24	12,785	1.61	4,583	0.54
Other debt securities	22,930	3.40	21,875	2.75	23,054	2.76
Other equity securities	3,068	0.46	2,237	0.28	29,841	3.58

	$674,077	100.00%	$796,341	100.00%	$834,472	100.00%

In 2012, investment income, on a tax equivalent basis, decreased $6,760 to $26,629 from $33,389 for 2011. The average balance in the investment portfolio in 2012 was $738,365 compared to $821,532 in 2011. The tax equivalent yield on the investment portfolio in 2012 was 3.61%, down 45 basis points from 2011. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. These rates were lower due to the generally lower interest rate environment.

The balance of our investment portfolio at December 31, 2012 was $674,077 compared to $796,341 at December 31, 2011. During 2012, we purchased $287,384 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 52.10% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 40.49% and 6.32%, respectively, of total securities purchased in 2012. The carrying value of securities sold during 2012 totaled $124,156, consisting solely of mortgage-backed securities. Maturities and calls of securities during 2012 totaled $282,985. At December 31, 2012, unrealized losses of $14,035 were recorded on investment securities with a carrying value of $78,908.

The Company holds investments in pooled trust preferred securities that had a cost basis of $28,612 and $30,410 and a fair value of $15,068 and $12,785 at December 31, 2012 and 2011, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. Accordingly, the Company recognized other-than-temporary-impairment losses on these securities of $262 and $3,075 during the years ended December 31, 2011 and 2010, respectively. No additional impairment was recognized during the year ended December 31, 2012. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities were classified as nonaccrual assets at December 31, 2012. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.

In 2011, investment income, on a tax equivalent basis, increased $1,383 to $33,389 from $32,006 for 2010. The average balance in the investment portfolio in 2011 was $821,532 compared to $737,256 in 2010. The tax equivalent yield on the investment portfolio in 2011 was 4.06%, down 28 basis points from 2010.

The balance of our investment portfolio at December 31, 2011 declined $38,131 to $796,341 compared to $834,472 at December 31, 2010. During 2011, we purchased $295,038 in investment securities. U.S. Government Agency securities and municipal securities accounted for 44.28% and 17.50%, respectively, of total securities purchased in 2011. Mortgage-backed securities and CMOs, in the aggregate, made up the remaining 38.22% of the purchases. The carrying value of securities sold during 2011 totaled $94,024, consisting of mortgage-backed securities and municipal securities. Maturities and calls of securities during 2011 totaled $234,395. At December 31, 2011, unrealized losses of $17,864 were recorded on investment securities with a carrying value of $40,191.

Deposits and Deposit Interest Expense

Average Interest-Bearing Deposits to Total Average Deposits
2012	2011	2010
84.02%	85.98%	88.90%

The Company relies on deposits as its major source of funds. Total deposits were $3,461,221 and $3,412,237 at December 31, 2012 and 2011, respectively. Noninterest-bearing deposits at December 31, 2012 and 2011 were $568,214 and $531,910, respectively, while interest-bearing deposits were $2,893,007 and $2,880,327 at December 31, 2012 and 2011, respectively. The balance of deposits at December 31, 2012 as compared to December 31, 2011 increased 1.44% which is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2012 were $344,342 compared to $338,273 at December 31, 2011 and $359,195 at December 31, 2010.

Following management’s emphasis on growing a stable source of funding through core deposits and allowing more costly deposits to mature or expire, deposits in our Alabama, Mississippi, and Tennessee markets increased $981, $27,009, and $66,716, respectively, during 2012. Deposits in our Georgia markets decreased $78,328 during 2012 due to an intentional runoff of time deposits. Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $134,113 at December 31, 2012 representing an increase of $80,910 from December 31, 2011.

Interest expense on deposits was $19,030, $31,729 and $44,487 for 2012, 2011 and 2010, respectively. The cost of total deposits was 0.56%, 0.91%, and 1.47% for the years ending December 31, 2012, 2011, and 2010, respectively. The cost of interest-bearing deposits was 0.67%, 1.06% and 1.66% for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

Borrowed Funds and Interest Expense on Borrowings

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures. Interest expense on total borrowings was $6,945, $9,672 and $15,790 for the years ending December 31, 2012, 2011 and 2010, respectively. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. FHLB advances were $83,843 and $117,454 at December 31, 2012 and 2011, respectively. The cost of our FHLB advances was 4.29%, 4.11% and 3.67% for 2012, 2011 and 2010.

In addition, short-term FHLB advances, securities purchased under agreements to repurchase and federal funds purchased are used, as needed, to meet day to day liquidity needs. The Company had no short-term FHLB advances or federal funds purchased outstanding at December 31, 2012, 2011 or 2010. The Company had $5,254, $11,485, and $12,087 in securities sold under agreements to repurchase at December 31, 2012, 2011, and 2010, respectively.

Interest expense on junior subordinated debentures was $2,594, $2,487 and $3,058 for the years ended December 31, 2012, 2011 and 2010, respectively. For more information about our outstanding subordinated debentures, refer to the discussion in this item below under the heading “Shareholders’ Equity and Regulatory Matters.”

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. While outstanding, the cost of the TLGP debt was 3.94%, 3.83% and 3.79% for 2012, 2011 and 2010.

Effective January 2012, a portion of the Federal Reserve’s Treasury Tax and Loan program was eliminated. As a result, all deposits held by the Company under the program were withdrawn as of December 31, 2011. The outstanding balance of treasury, tax and loan notes at December 31, 2010 was $3,299.

Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2012	2011	2010
1.62%	1.41%	2.33%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, bargain purchase gain resulting from certain acquisitions, securities gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 33.04%, 32.38% and 45.68% for 2012, 2011 and 2010.

Noninterest income was $68,711 for the year ended December 31, 2012, an increase of $4,012, or 6.20%, as compared to $64,699 for 2011. Noninterest income was $92,692 for the year ended December 31, 2010. The bargain purchase gain resulting from the acquisition of Crescent in 2010 totaled $42,211.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $18,612 for 2012, a decrease of $499, or 2.61%, from 2011. Service charges on deposit accounts were $19,111 in 2011, a decrease of $2,393 from 2010. The decline in service charges on deposit accounts was primarily a result of the reduction in customer spending which began in 2009 as a result of current economic conditions and the impact of new regulations enacted in the third quarter of 2010 which restricted the Company’s ability to impose overdraft fees. Overdraft fees represented 82.14%, 87.80%, and 89.28% of total charges for deposit services in 2012, 2011 and 2010, respectively.

Fees and commissions increased 34.05% to $17,595 during 2012 as compared to $13,126 for 2011. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees increased $3,005, or 83.36%, to $6,610 during 2012 as compared to $3,605 for 2011. This is due to the increase in mortgage loan originations to be sold in the secondary market in 2012. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For 2012, fees associated with debit card usage were $8,322, an increase of 13.43% as compared to $7,337 for 2011. Income derived from use of our debit cards made up 47.30% of the total fees and commissions for 2012. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. As directed by the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. Although these provisions apply only to financial institutions with more than $10 billion in assets, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive as affected institutions lower their debit card fees. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact.

Fees and commissions increased $2,564 to $13,126 during 2011 as compared to $10,562 for 2010. Mortgage loan fees increased $806 during 2011 to $3,604 as compared to 2010. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period. For 2011, fees associated with debit card usage were $7,337, an increase of 22.90% as compared to $5,970 for 2010.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,630, $3,298 and $3,435 for the years ended December 31, 2012, 2011 and 2010, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $257, $368 and $274 for 2012, 2011 and 2010, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $6,926 for 2012 compared to $4,864 for 2011 and $3,637 for 2010. The market value of trust assets under management was $1,090,908 and $1,024,585 at December 31, 2012 and 2011, respectively. The increases in Wealth Management revenue were primarily attributable to the acquisition of the Birmingham, Alabama-based trust division of RBC Bank (USA) in the third quarter of 2011.

Gains on sales of securities for 2012 were $1,894, resulting from the sale of approximately $124,156 in securities, compared to gains on sales of securities for 2011 of $5,057, resulting from the sale of approximately $94,024 in securities. Gains on sales of securities for 2010 were $3,955, resulting from the sale of approximately $125,969 in securities. Other-than-temporary-impairment losses recognized in 2010 and 2011 are discussed above.

Gains on the sale of mortgage loans held for sale were $12,499, $4,133 and $6,224 for the years ended December 31, 2012, 2011, and 2010, respectively. Originations of mortgage loans to be sold totaled $588,454 for 2012 as compared to $433,845 for 2011 and $519,447 for 2010. The increase in originations of mortgage loans to be sold and the related gain on the sales in 2012 is due to the higher levels of refinancing in 2012 made possible by historically lower mortgage interest rates.

Noninterest Expense

Noninterest Expense to Average Assets
2012	2011	2010
3.64%	3.22%	3.06%

Noninterest expense was $150,459, $136,960 and $120,540 for 2012, 2011 and 2010, respectively. Noninterest expense increased $13,499, or 9.86%, during 2012 as compared to 2011, as detailed in the discussion below.

Salaries and employee benefits is the largest component of noninterest expenses and represented 53.84%, 48.29% and 48.86% of total noninterest expense at December 31, 2012, 2011 and 2010, respectively. During 2012, salaries and employee benefits increased $14,867, or 22.48%, to $81,002 as compared to $66,135 for 2011. The increase is primarily attributable to commissions related to the increase in mortgage production during 2012 as compared to 2011 as well as higher health insurance costs. Personnel costs associated with our de novo locations in Maryville and Jonesborough, Tennessee also contributed to the increase. During 2011, salaries and employee benefits increased $7,235, or 12.28%, to $66,135 as compared to $58,900 for 2010 primarily as a result of our acquisitions of American Trust and the RBC Bank (USA) trust division and our de novo locations in Columbus, Mississippi, in the fourth quarter of 2010 and Starkville, Mississippi, and Tuscaloosa and Montgomery, Alabama, during 2011.

The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $1,368, $620 and $752 for 2012, 2011 and 2010, respectively. Restricted stock awards in all three years were subject to the satisfaction of performance-based conditions. In 2012, the target performance conditions were achieved, and compensation expense was recognized accordingly. In 2011, the Company’s compensation committee exercised its negative discretion to cancel the 2011 restricted stock awards because the relevant performance conditions were achieved only after taking into account the impact of the American Trust Acquisition. This explains the increase in compensation expense recorded in connection with grants of stock options and awards of restricted stock from 2011 to 2012. Performance thresholds required for the awards granted in 2010 were achieved, but fewer shares were issued resulting in less compensation expense as compared to 2012.

Data processing costs increased $1,427, or 19.56%, to $8,724 for 2012 from 2011. Data processing costs increased $923 to $7,297 for 2011 from $6,374 in 2010. The increase in data processing costs over the periods presented is reflective of increased loan, deposit and debit card processing from growth in the number of loans and deposits and increases in debit card transactions. The inclusion of data processing costs from American Trust and Crescent operations in 2011 and 2010, respectively, also contributed to the increase.

Net occupancy and equipment expense in 2012 was $14,597, an increase of $1,045, compared to $13,552 for 2011. Net occupancy and equipment expense increased $1,708 for 2011 compared to $11,844 for 2010. These increases are attributable to occupancy costs associated with the operations of the Company’s recent banking expansions beginning in 2010.

Expenses related to other real estate owned for 2012 were $13,596, a decrease of $1,730 compared to 2011. Expenses on other real estate owned for 2012 include write downs of $7,272 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $57,840 was sold during 2012, resulting in a net loss of $2,096. Expenses related to other real estate owned for 2011 were $15,326, an increase of $5,708 compared to 2010. Expenses on other real estate owned for the year ended December 31, 2011 include write downs of $8,224 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $47,972 was sold during 2011, resulting in a net loss of $3,073.

Professional fees include fees for legal and accounting services. Professional fees were $4,241 for 2012 as compared to $4,173 for 2011 and $3,651 for 2010. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $4,835 for 2012, an increase of $750 compared to $4,085 for 2011. Advertising and public relations expense increased $872 for 2011 compared to $3,213 for 2010. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets since 2010.

Amortization of intangible assets totaled $1,381 for 2012 compared to $1,742 for 2011 and $1,974 for 2010. This amortization relates to finite-lived intangible assets recorded in prior mergers which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from two to fourteen years. During 2011, the Company amortized the remaining core deposit intangible recorded in connection with the Renasant Bancshares acquisition. The amortization was $326 in 2011 compared to $652 in 2010. This reduction was offset by amortization expense related to finite-lived intangible assets recorded in association with the Crescent, American Trust and the RBC Trust (USA) trust division acquisitions.

Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $4,212 for 2012 as compared to $4,500 for 2011 and $3,985 for 2010.

Total noninterest expenses for 2011 included $1,651 of acquisition-related expenses associated with the American Trust and RBC Bank (USA) trust division acquisitions. In comparison, total noninterest expenses for 2010 included $1,955 of acquisition-related expenses associated with the Crescent acquisition. The Company did not record any acquisition related expenses during 2012.

The Company repaid FHLB advances prior to their contractual maturity of $24,000 in 2012, $50,000 in 2011, and $148,000 in 2010, and, as a result, incurred prepayment penalties of $898, $1,903 and $2,785 for the years ended December 31, 2012, 2011, and 2010, respectively.

Efficiency Ratio
2012	2011	2010
72.35%	68.54%	59.41%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. The increase in noninterest expense coupled with net interest income and noninterest income remaining relatively flat resulted in the deterioration in the Company’s efficiency ratio for 2012 as compared to 2011. The lower efficiency ratio in 2010 as compared to 2012 and 2011 was attributable to the bargain purchase gain arising from the Crescent acquisition. Excluding the gains on acquisitions included in noninterest income in 2011 and 2010, our efficiency ratio was 71.90% and 75.01% in 2011 and 2010, respectively. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from levels reported in 2012 and 2011 from incremental revenue driven by the associated salaries expense generated by the maturity of the Company’s de novo locations and continued reduction in credit related costs as credit quality improves. The Company experienced an unusually high level of health insurance claims in 2012. Lower levels of health insurance costs in 2013 are also expected to contribute to an improvement in the efficiency ratio.

Income Taxes

Income tax expense for 2012, 2011 and 2010 was $6,828, $9,043 and $15,018, respectively. The effective tax rates for those years were 20.40%, 26.08% and 32.16%, respectively. The decrease in the effective tax rate for 2012 as compared to 2011 was attributable to reversals of valuation allowances against the deferred tax assets related to state net operating loss carryforwards and additional benefits from investments in low-income housing tax credits that were utilized on federal and state income tax returns filed during 2012. The decrease in the effective tax rate for 2011 as compared to 2010 was attributable to higher levels of pre-tax income in 2010 as a result of the Crescent acquisition.

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

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for 2012 were $18,118, or 0.67% as a percentage of average loans, compared to net charge-offs of $23,425, or 0.91%, for 2011 and $24,395, or 1.00%, for 2010. The current levels of net charge-offs are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. Although many of the markets in which we operate did not experience the extreme appreciation in real estate values as experienced in other national markets over the past few years, the real estate market in all of our markets began to slow down significantly in 2008. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. The ongoing effects of these conditions continued to exist throughout 2012 and our levels of charge-offs are reflective of bringing these credits to resolution.

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $44,347, $44,340 and $45,415 at December 31, 2012, 2011 and 2010, respectively.

Provision for Loan Losses to Average Loans
2012	2011	2010
0.67%	0.87%	1.26%

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

Beginning in 2008, the Company began recording its provision for loan losses higher than historical levels to address credit deterioration resulting from the effects of the economic downturn on the ability of the Company’s borrowers to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, which peaked in 2010. In addition, during these periods management worked to proactively identify potential credit deterioration in the loan portfolio through the internal loan grading system and, as deterioration was identified, increased the provision for loan losses, which resulted in an increase in the allowance for loan losses. Since 2010, however, the Company has experienced improvement in its credit quality measures as evidenced by lower levels of classified loans, total past due loans and nonperforming loans. The decrease in nonperforming and past due loans is attributable to a number of factors. The Company’s continued efforts to bring problem credits to resolution, primarily through the foreclosure process, have had a significant effect. In addition, the markets in which the Company operates have experienced declining inventories of single family properties, lower vacancy rates on commercial and multifamily properties, increasing levels of median household incomes and the addition of several large employers which has resulted in declining unemployment rates. As the improving economic conditions in the Company’s markets resulted in lower levels of classified loans, nonperforming loans and loans 30-89 days past due as compared to previous periods and management simultaneously resolved problem credits, management determined that the allowance for loan losses was at a level adequate to absorb probable losses on the existing loan portfolio. Accordingly, the Company has recorded lower levels of provision for loan losses in 2012 compared to 2011 and 2010. The provision for loan losses was $18,125, $22,350 and $30,665 for 2012, 2011 and 2010, respectively.

	2012	2011	2010	2009	2008
Specific reserves for impaired loans	$17,597	$15,410	$17,529	$14,468	$8,769
Allocated reserves for remaining portfolio	26,750	28,930	27,886	24,677	26,136

Total	$44,347	$44,340	$45,415	$39,145	$34,905

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in previous acquisitions that are accounted for under ASC 310-30 are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2012, 2011 or 2010. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $3,268, $544 and $(135) during 2012, 2011 and 2010, respectively, which includes $2,527 and $512 for 2012 and 2011, respectively, that was attributable to loans covered by loss-share agreements with the FDIC.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2012	2011	2010	2009	2008
Commercial, financial, agricultural	$3,307	$4,197	$2,625	$4,855	$5,238
Lease financing	1	1	3	4	8
Real estate – construction	711	1,073	2,115	4,494	6,590
Real estate – 1-4 family mortgage	18,347	17,191	20,870	15,593	10,514
Real estate – commercial mortgage	21,416	20,979	18,779	12,577	10,775
Installment loans to individuals	565	899	1,023	1,622	1,780

Total	$44,347	$44,340	$45,415	$39,145	$34,905

The table below reflects the activity in the allowance for loan losses, in thousands, for the years ended December 31:

	2012	2011	2010	2009	2008
Balance at beginning of year	$44,340	$45,415	$39,145	$34,905	$26,372
Provision for loan losses	18,125	22,350	30,665	26,890	22,804
Charge-offs
Commercial, financial, agricultural	4,923	2,037	1,161	2,682	623
Lease financing	—	—	—	—	—
Real estate – construction	187	836	4,181	2,719	2,393
Real estate – 1-4 family mortgage	9,231	16,755	14,189	16,234	11,224
Real estate – commercial mortgage	5,828	5,792	6,512	2,144	1,067
Installment loans to individuals	386	373	319	313	376

Total charge-offs	20,555	25,793	26,362	24,092	15,683
Recoveries
Commercial, financial, agricultural	531	272	282	187	207
Lease financing	—	—	—	—	—
Real estate – construction	34	110	68	199	136
Real estate – 1-4 family mortgage	1,330	767	999	700	237
Real estate – commercial mortgage	455	1,056	533	158	31
Installment loans to individuals	87	163	85	198	801

Total recoveries	2,437	2,368	1,967	1,442	1,412

Net charge-offs	18,118	23,425	24,395	22,650	14,271

Balance at end of year	$44,347	$44,340	$45,415	$39,145	$34,905

Net charge-offs to:
Loans - average	0.67%	0.91%	1.00%	0.91%	0.55%
Allowance for loan losses	40.86%	52.83%	53.72%	57.86%	40.89%
Allowance for loan losses to:
Loans - year end	1.72%	1.98%	2.07%	1.67%	1.38%
Nonperforming loans	146.90%	127.00%	84.32%	78.25%	87.45%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2012	2011	2010	2009	2008
Real estate – construction:
Residential	$149	$724	$1,378	$2,278	$1,735
Commercial	4	2	—	—	—
Condominiums	—	—	2,735	242	522

Total real estate – construction	153	726	4,113	2,520	2,257
Real estate – 1-4 family mortgage:
Primary	1,109	1,570	2,513	1,765	1,481
Home equity	2,542	1,721	1,601	2,191	1,160
Rental/investment	1,668	3,813	1,751	1,548	1,897
Land development	2,582	8,884	7,325	10,030	6,449

Total real estate – 1-4 family mortgage	7,901	15,988	13,190	15,534	10,987
Real estate – commercial mortgage:
Owner-occupied	1,039	3,123	2,713	213	227
Non-owner occupied	2,781	(282)	2,288	1,711	759
Land development	1,553	1,895	978	62	50

Total real estate – commercial mortgage	5,373	4,736	5,979	1,986	1,036

Total net charge-offs of loans secured by real estate	$13,427	$21,450	$23,282	$20,040	$14,280

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

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements as of the dates presented:

	Covered Assets	Not Covered Assets	Total Assets
December 31, 2012
Nonaccruing loans	$53,186	$26,881	$80,067
Accruing loans past due 90 days or more	—	3,307	3,307

Total nonperforming loans	53,186	30,188	83,374
Other real estate owned	45,534	44,717	90,251

Total nonperforming loans and OREO	98,720	74,905	173,625
Nonaccruing securities available-for-sale, at fair value	—	15,068	15,068

Total nonperforming assets	$98,720	$89,973	$188,693

Nonperforming loans to total loans			2.97%
Nonperforming assets to total assets			4.52%
Allowance for loan losses to total loans			1.58%

December 31, 2011
Nonaccruing loans	$88,034	$31,154	$119,188
Accruing loans past due 90 days or more	1,134	3,760	4,894

Total nonperforming loans	89,168	34,914	124,082
Other real estate owned	43,156	70,079	113,235

Total nonperforming loans and OREO	132,324	104,993	237,317
Nonaccruing securities available-for-sale, at fair value	—	12,785	12,785

Total nonperforming assets	$132,324	$117,778	$250,102

Nonperforming loans to total loans			4.81%
Nonperforming assets to total assets			5.95%
Allowance for loan losses to total loans			1.72%

December 31, 2010
Nonaccruing loans	$82,393	$46,662	$129,055
Accruing loans past due 90 days or more	—	7,196	7,196

Total nonperforming loans	82,393	53,858	136,251
Other real estate owned	54,715	71,833	126,548

Total nonperforming assets	$137,108	$125,691	$262,799

Nonperforming loans to total loans			5.40%
Nonperforming assets to total assets			6.12%
Allowance for loan losses to total loans			1.80%

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

The following table shows the principal amounts of nonperforming and restructured loans as of December 31 of each year presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	2012	2011	2010	2009	2008
Nonaccruing loans	$26,881	$31,154	$46,662	$39,454	$35,661
Accruing loans past due 90 days or more	3,307	3,760	7,196	10,571	4,252

Total nonperforming loans	30,188	34,914	53,858	50,025	39,913
Restructured loans	29,436	36,311	32,615	36,335	1,270

Total nonperforming and restructured loans	$59,624	$71,225	$86,473	$86,360	$41,183

Interest income recognized on nonaccruing and restructured loans	$1,934	$2,043	$1,200	$1,557	$1,597

Interest income foregone on nonaccruing and restructured loans	$2,390	$2,341	$2,166	$1,285	$538

Nonperforming loans to:
Loans – year end	1.17%	1.56%	2.46%	2.13%	1.58%
Loans – average	1.11%	1.35%	2.20%	2.00%	1.54%

The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category at December 31 for each of the years presented.

	2012	2011	2010	2009	2008
Commercial, financial, agricultural	$1,641	$3,505	$2,422	$3,446	$2,709
Real estate – construction:
Residential	—	489	333	3,648	5,196
Commercial	—	—	—	—	—
Condominiums	—	—	—	—	1,255

Total real estate – construction	—	489	333	3,648	6,451
Real estate – 1-4 family mortgage:
Primary	6,708	5,242	6,514	4,281	2,968
Home equity	860	1,013	829	990	612
Rental/investment	4,100	5,757	10,942	5,500	3,796
Land development	4,260	1,739	17,608	17,859	18,141

Total real estate – 1-4 family mortgage	15,928	13,751	35,893	28,630	25,517
Real estate – commercial mortgage:
Owner-occupied	2,313	2,342	6,336	3,984	2,341
Non-owner occupied	8,665	11,741	4,300	5,049	2,753
Land development	1,313	2,413	3,903	5,045	—

Total real estate – commercial mortgage	12,291	16,496	14,539	14,078	5,094
Installment loans to individuals	328	673	671	223	142

Total nonperforming loans	$30,188	$34,914	$53,858	$50,025	$39,913

The increase in nonperforming loans since December 31, 2008, as shown in the above tables, is attributable to credit deterioration primarily in our commercial and residential land development loans over the period. The decrease in nonperforming loans at December 31, 2012 compared to prior years was due to management foreclosing on several problem loans, primarily residential land development loans. Nonperforming land development loans represented 18.46%, 11.89% and 39.94% of total nonperforming loans at December 31, 2012, 2011 and 2010, respectively. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 146.90%, 127.00% and 84.32% as of December 31, 2012, 2011 and 2010, respectively.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2012. Management also continually monitors past due loans for potential credit quality deterioration. Total loans past due 30-89 days were $8,044, $15,804 and $21,520 at December 31, 2012, 2011 and 2010, respectively.

As shown above, restructured loans totaled $29,436 at December 31, 2012 compared to $36,311 at December 31, 2011. At December 31, 2012, total loans restructured through interest rate concessions represented 65.75% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2012 and 2011:

	2012	2011
Commercial, financial, agricultural	$—	$—
Real estate – construction:
Residential	—	—
Commercial	—	—
Condominiums	—	—

Total real estate – construction	—	—
Real estate – 1-4 family mortgage:
Primary	1,469	5,106
Home equity	—	—
Rental/investment	1,923	2,060
Land development	7,461	10,923

Total real estate – 1-4 family mortgage	10,853	18,089
Real estate – commercial mortgage:
Owner-occupied	11,138	11,226
Non-owner occupied	6,934	6,232
Land development	337	585

Total real estate – commercial mortgage	18,409	18,043
Installment loans to individuals	174	179

Total restructured loans	$29,436	$36,311

Changes in the Company’s restructured loans are set forth in the table below. The update to ASC 310 issued by FASB in April 2011 that provided clarification of which loan modifications constituted troubled debt restructurings did not affect loans previously disclosed as restructured at December 31, 2010 or additional loans with concessions in the table below.

	2012	2011
Balance as of January 1	$36,311	$32,615
Additional loans with concessions	5,943	18,540
Reductions due to:
Reclassified as nonperforming	(8,058)	(9,861)
Transfer to other real estate owned	(419)	(2,898)
Charge-offs	(1,682)	—
Paydowns	(1,808)	(1,453)
Lapse of concession period	(851)	(632)

Balance as of December 31	$29,436	$36,311

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $30,410 was sold during the year ended December 31, 2012, resulting in a net loss of $1,336, while other real estate owned with a cost basis of $29,085 was sold during the year ended December 31, 2011, resulting in a net loss of $2,522. Other real estate owned with a cost basis of $27,901 was sold during the year ended December 31, 2010, resulting in a net loss of $1,824.

The following table provides details of the Company’s other real estate owned not covered under loss-sharing agreements with the FDIC as of December 31, 2012 and 2011:

	2012	2011
Residential real estate	$7,842	$15,364
Commercial real estate	7,779	11,479
Residential land development	22,490	36,105
Commercial land development	6,221	7,131
Other	385	—

Total other real estate owned	$44,717	$70,079

Changes in the Company’s other real estate owned were as follows:

	2012	2011
Balance as of January 1	$70,079	$71,833
Additions	9,683	34,481
Capitalized improvements	507	61
Impairments	(5,328)	(7,894)
Dispositions	(30,410)	(29,085)
Other	186	683

Balance as of December 31	$44,717	$70,079

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage Change In:
Change in Interest Rates(1) (In Basis Points)	Net Interest Income(2)		Economic Value of Equity (3)
	2012	2011	2012	2011
+400	2.75%	4.54%	19.35%	18.93%
+300	2.35%	3.88%	17.86%	16.72%
+200	1.44%	2.82%	14.80%	13.87%
+100	0.62%	1.83%	10.98%	10.30%
-100	(4.08%)	(2.40%)	(2.54%)	(5.09%)

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

The rate shock results for the net interest income simulation is less asset sensitive as of December 31, 2012 as compared to December 31, 2011. This shift is due to our improved liability mix as higher cost fixed-rate borrowings and time deposits were replaced with variable, but much lower rate deposits. Additionally, on the asset side, lower-yielding investments within the securities portfolio and overnight investments in interest-bearing balances with banks were shifted to the higher-yielding, longer-term loan portfolio. The EVE results are slightly more asset sensitive reflecting the increased value of the non-time deposits whose rates have declined versus the prior year.

The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. With the present position of the target federal funds rate, the declining rate scenarios seem improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time and recently the Federal Reserve has indicated that it does not intend to adjust the target federal funds rate for the foreseeable future. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2012, the Company had notional amounts of $81,879 on interest rate contracts with corporate customers and $81,879 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March and April 2012, the Company entered into two interest rate swap agreements effective March 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 25.56% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2012, securities with a carrying value of $327,368 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $325,952 at December 31, 2011.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at December 31, 2012 or December 31, 2011. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2012, the balance of our outstanding advances with the FHLB was $83,843. The total amount of the remaining credit available to us from the FHLB at December 31, 2012 was $1,160,984. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2012 or 2011, respectively.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt while outstanding was 3.94%, 3.83% and 3.79% for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2012	2011	2010	2012	2011	2010
Noninterest-bearing demand	15.13%	13.02%	9.69%	—%	—%	—%
Interest-bearing demand	38.40	35.84	31.61	0.28	0.68	1.10
Savings	6.42	5.63	4.40	0.23	0.38	0.73
Time deposits	34.76	38.36	41.62	1.17	1.52	2.18
Federal Home Loan Bank advances	2.50	3.40	8.49	4.29	4.11	3.67
Other borrowed funds	2.79	3.75	4.19	3.08	3.16	3.47

Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.72%	1.11%	1.74%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased in 2012, 2011, and 2010 as management used lower costing deposits and repaid higher costing funding sources.

Cash and cash equivalents were $132,420 at December 31, 2012, compared to $209,017 at December 31, 2011 and $292,669 at December 31, 2010. Cash used in investing activities for the year ended December 31, 2012 was $196,824 compared to cash provided by investing activities of $135,537 in 2011 and $329,820 in 2010. Proceeds from the sale, maturity or call of securities within our investment portfolio were $409,035 for 2012 compared to $333,476 for 2011 and $414,563 in 2010. For 2012, these proceeds from the investments portfolio were primarily used to fund loan growth, as evidenced by a net increase in loans of $300,686 during 2012. A net increase in loans utilized funds of $44,333 in 2011 compared to a net decrease in loans in 2010 providing funds of $120,331. Purchases of investment securities were $287,384 for 2012 compared to $295,038 for 2011 and $530,699 for 2010. The net cash proceeds received from the acquisition of American Trust were $148,443 in 2011, compared to the net cash proceeds received from the acquisition of Crescent of $337,127 in 2010. The net cash paid for the RBC Bank (USA) trust division acquisition was $510 in 2012 and $792 in 2011 for a total purchase price of $1,302.

Cash used in financing activities for the year ended December 31, 2012, 2011 and 2010 was $57,483, $372,320 and $286,161, respectively. Cash provided from the sale of securities during 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity. In addition, in 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. Cash provided from the acquisition of American Trust was partially used to reduce long-term debt by $72,645 for 2011. Cash provided from the acquisition of Crescent was primarily used to reduce our total borrowings in 2010, as cash used to reduce total borrowings was $326,543 for 2010. The net proceeds to the Company from the issuance and sale of 3,925,000 common shares in a private placement, which was completed on July 23, 2010, were $51,832.

On February 7, 2013, the Company announced its intention to acquire First M&F in an all-stock merger. At this time, management expects that, after giving effect to the merger, the Company’s and the Bank’s capital ratios will remain above the “well-capitalized” requirements. Furthermore, management does not expect that the Company’s and the Bank’s liquidity will be negatively impacted to a material degree.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Loan commitments	$463,684	$401,132	$325,309
Standby letters of credit	34,391	46,978	28,105

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

Contractual Obligations

The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	E	$2,436	$3,880	$3,253	$4,118	$13,687
Deposits without a stated maturity(1)	I	2,268,567	—	—	—	2,268,567
Time deposits	I	697,829	360,711	119,488	14,626	1,192,654
Securities sold under agreements to repurchase	J	5,254	—	—	—	5,254
Federal Home Loan Bank advances	K	3,989	13,892	2,219	63,743	83,843
Junior subordinated debentures	K	—	—	—	75,609	75,609
Purchase obligations(2)		2,002	—	—	—	—

Total contractual obligations		$2,978,075	$378,483	$124,960	$158,096	$3,639,614

(1)	Excludes interest.
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

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $498,208 and $487,202 at December 31, 2012 and 2011, respectively. Book value per share was $19.80 and $19.44 at December 31, 2012 and 2011, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

On September 5, 2012, the Company filed a shelf registration statement with the SEC. The shelf registration statement, which the SEC declared effective on September 17, 2012, allows the Company to raise capital from time to time, up to an aggregate of $150,000, through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

The Company has junior subordinated debentures with a carrying value of $75,609 at December 31, 2012, of which $73,000 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Renasant Corporation:
Tier 1 Capital to Average Assets (Leverage)	$388,362	9.86%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	388,362	12.74%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	426,877	14.00%	304,940	10.00%	243,952	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets (Leverage)	$379,602	9.67%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	379,602	12.47%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	417,717	13.73%	304,300	10.00%	243,440	8.00%

December 31, 2011
Renasant Corporation:
Tier 1 Capital to Average Assets (Leverage)	$375,829	9.44%	$199,000	5.00%	$159,200	4.00%
Tier 1 Capital to Risk-Weighted Assets	375,829	13.32%	169,279	6.00%	112,852	4.00%
Total Capital to Risk-Weighted Assets	411,208	14.58%	282,131	10.00%	225,705	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets (Leverage)	$368,087	9.26%	$198,683	5.00%	$158,946	4.00%
Tier 1 Capital to Risk-Weighted Assets	368,087	13.07%	168,993	6.00%	112,662	4.00%
Total Capital to Risk-Weighted Assets	403,407	14.32%	281,655	10.00%	225,324	8.00%

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

The new common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. The Basel III capital requirements would require banks to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III final capital framework also requires the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size in equal installments over a defined period.

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

—

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

—	Commercial mortgages: Replaces the current 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
—	Nonperforming loans: Replaces the current 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.

An assessment of the Basel III proposed rulemaking on the Company and Renasant Bank is not provided in this annual report because such proposals are subject to change through the comment and review process. Therefore, the effects of the Basel III proposed rulemaking on the Company and Renasant Bank cannot be meaningfully assessed. The final rules resulting from the Basel III proposed rulemaking could impact the Company’s and Renasant Bank’s capital ratios.

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

RENASANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw	Kevin D. Chapman
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 8, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee
March 8, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Renasant Corporation

Tupelo, Mississippi

We have audited Renasant Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Company as of December 31, 2012 and 2011, and the related consolidated statements of income, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 8, 2013 expressed an unqualified opinion.

Memphis, Tennessee
March 8, 2013

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2012	2011
Assets
Cash and due from banks	$63,225	$85,684
Interest-bearing balances with banks	69,195	123,333

Cash and cash equivalents	132,420	209,017
Securities held to maturity (fair value of $334,475 and $344,618, respectively)	317,766	332,410
Securities available for sale, at fair value	356,311	463,931
Mortgage loans held for sale, at fair value	34,845	28,222
Loans, net of unearned income:
Covered under loss-share agreements	237,088	339,462
Not covered under loss-share agreements	2,573,165	2,241,622

Total loans, net of unearned income	2,810,253	2,581,084
Allowance for loan losses	(44,347)	(44,340)

Loans, net	2,765,906	2,536,744
Premises and equipment, net	66,752	54,498
Other real estate owned:
Covered under loss-share agreements	45,534	43,156
Not covered under loss-share agreements	44,717	70,079

Total other real estate owned, net	90,251	113,235
Goodwill	184,859	184,879
Other intangible assets, net	6,066	7,447
FDIC loss-share indemnification asset	44,153	107,754
Other assets	179,287	163,871

Total assets	$4,178,616	$4,202,008

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$568,214	$531,910
Interest-bearing	2,893,007	2,880,327

Total deposits	3,461,221	3,412,237
Short-term borrowings	5,254	11,485
Long-term debt	159,452	243,224
Other liabilities	54,481	47,860

Total liabilities	3,680,408	3,714,806

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued; 25,157,637 and 25,066,068 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(25,626)	(26,815)
Additional paid-in capital	218,128	217,477
Retained earnings	180,628	171,108
Accumulated other comprehensive loss, net of taxes	(8,501)	(8,147)

Total shareholders’ equity	498,208	487,202

Total liabilities and shareholders’ equity	$4,178,616	$4,202,008

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Data)

	Year Ended December 31,
	2012	2011	2010
Interest income
Loans	$137,800	$142,218	$137,286
Securities
Taxable	13,120	19,831	21,537
Tax-exempt	8,194	8,095	6,087
Other	199	543	573

Total interest income	159,313	170,687	165,483
Interest expense
Deposits	19,030	31,729	44,487
Borrowings	6,945	9,672	15,790

Total interest expense	25,975	41,401	60,277

Net interest income	133,338	129,286	105,206
Provision for loan losses	18,125	22,350	30,665

Net interest income after provision for loan losses	115,213	106,936	74,541

Noninterest income
Service charges on deposit accounts	18,612	19,111	21,504
Fees and commissions	17,595	13,126	10,562
Insurance commissions	3,630	3,298	3,435
Wealth Management revenue	6,926	4,864	3,637
Gains on sales of securities	1,894	5,057	3,955
Other-than-temporary-impairment losses on securities available for sale	—	(15,445)	(16,189)
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	—	15,183	13,114

Net impairment losses on securities	—	(262)	(3,075)
BOLI income	3,370	2,821	2,595
Gains on sales of mortgage loans held for sale	12,499	4,133	6,224
Gain on acquisition	—	9,344	42,211
Other	4,185	3,207	1,644

Total noninterest income	68,711	64,699	92,692

Noninterest expense
Salaries and employee benefits	81,002	66,135	58,900
Data processing	8,724	7,297	6,374
Net occupancy and equipment	14,597	13,552	11,844
Other real estate owned	13,596	15,326	9,618
Professional fees	4,241	4,173	3,651
Advertising and public relations	4,835	4,085	3,213
Intangible amortization	1,381	1,742	1,974
Communications	4,212	4,500	3,985
Merger-related expenses	—	1,651	1,955
Extinguishment of debt	898	1,903	2,785
Other	16,973	16,596	16,241

Total noninterest expense	150,459	136,960	120,540

Income before income taxes	33,465	34,675	46,693
Income taxes	6,828	9,043	15,018

Net income	$26,637	$25,632	$31,675

Basic earnings per share	$1.06	$1.02	$1.39

Diluted earnings per share	$1.06	$1.02	$1.38

Cash dividends per common share	$0.68	$0.68	$0.68

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$26,637	$25,632	$31,675
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	3,305	22,443	1,913
Non-credit related portion of other-than-temporary impairment on securities	—	(9,376)	(8,098)
Reclassification adjustment for gains realized in net income	(1,170)	(2,961)	(2,442)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(350)	(617)	(630)

Total securities available for sale	1,785	9,489	(9,257)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(1,336)	—	158
Reclassification adjustment for gains realized in net income	(311)	(377)	(224)

Totals derivative instruments	(1,647)	(377)	(66)
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	(756)	(1,092)	52
Less amortization of net actuarial loss recognized in net periodic pension cost	264	274	286

Total defined benefit pension and post-retirement benefit plans	(492)	(818)	338

Other comprehensive (loss) income, net of tax	(354)	8,294	(8,985)

Comprehensive income	$26,283	$33,926	$22,690

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2010	21,082,991	$113,954	$(27,788)	$184,831	$146,581	$(7,456)	$410,122
Net income					31,675		31,675
Changes in other comprehensive income (loss)						(8,985)	(8,985)

Comprehensive income							22,690
Cash dividends ($0.680 per share)					(15,709)		(15,709)
Shares issued in equity offering	3,925,000	19,625		32,181			51,806
Exercise of stock options	35,121		601	(753)			(152)
Stock-based compensation				752			752

Balance at December 31, 2010	25,043,112	$133,579	$(27,187)	$217,011	$162,547	$(16,441)	$469,509

Net income					25,632		25,632
Changes in other comprehensive income (loss)						8,294	8,294

Comprehensive income							33,926
Cash dividends ($0.680 per share)					(17,071)		(17,071)
Exercise of stock options	22,956		372	(154)			218
Stock-based compensation				620			620

Balance at December 31, 2011	25,066,068	$133,579	$(26,815)	$217,477	$171,108	$(8,147)	$487,202

Net income					26,637		26,637
Changes in other comprehensive income (loss)						(354)	(354)

Comprehensive income							26,283
Cash dividends ($0.680 per share)					(17,117)		(17,117)
Exercise of stock options	91,569		1,189	(717)			472
Stock-based compensation				1,368			1,368

Balance at December 31, 2012	25,157,637	$133,579	$(25,626)	$218,128	$180,628	$(8,501)	$498,208

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands, Except Share Data)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$26,637	$25,632	$31,675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,125	22,350	30,665
Depreciation, amortization and accretion	7,710	4,798	9,503
Deferred income tax (benefit) expense	(18,116)	(2,498)	9,750
Funding of mortgage loans held for sale	(588,454)	(433,845)	(519,447)
Proceeds from sales of mortgage loans held for sale	594,008	438,212	523,716
Gains on sales of mortgage loans held for sale	(12,499)	(4,133)	(6,224)
Gains on sales of securities	(1,894)	(5,057)	(3,955)
Other-than-temporary-impairment losses on securities	—	262	3,075
Gains on sales of premises and equipment	(39)	(38)	(41)
Gain on acquisition	—	(9,344)	(42,211)
Stock-based compensation	1,368	620	752
Decrease in FDIC loss-share indemnification asset, net of accretion	62,247	60,110	—
Decrease in other assets	84,344	54,186	59,465
Increase in other liabilities	4,273	1,876	3,727

Net cash provided by operating activities	177,710	153,131	100,450
Investing activities
Purchases of securities available for sale	(152,873)	(112,761)	(426,790)
Proceeds from sales of securities available for sale	126,050	86,048	129,924
Proceeds from call/maturities of securities available for sale	134,964	167,191	273,979
Purchases of securities held to maturity	(134,511)	(182,277)	(103,909)
Proceeds from sales of securities held to maturity	—	13,033	—
Proceeds from call/maturities of securities held to maturity	148,021	67,204	10,660
Net (increase) decrease in loans	(300,686)	(44,333)	120,331
Purchases of premises and equipment	(17,588)	(6,333)	(11,757)
Proceeds from sales of premises and equipment	309	114	255
Net cash paid in acquisition	(510)	(792)	—
Net cash received in acquisition	—	148,443	337,127

Net cash (used in) provided by investing activities	(196,824)	135,537	329,820
Financing activities
Net increase in noninterest-bearing deposits	36,304	153,015	24,769
Net increase (decrease) in interest-bearing deposits	12,680	(431,936)	(22,821)
Net decrease in short-term borrowings	(6,231)	(3,901)	(7,011)
Proceeds from long-term debt	3,100	—	2,180
Repayment of long-term debt	(86,711)	(72,645)	(319,532)
Cash paid for dividends	(17,117)	(17,071)	(15,709)
Cash received on exercise of stock options	548	218	126
Excess tax (expense) benefits from exercise of stock options	(56)	—	5
Proceeds from equity offering	—	—	51,832

Net cash used in financing activities	(57,483)	(372,320)	(286,161)

Net (decrease) increase in cash and cash equivalents	(76,597)	(83,652)	144,109
Cash and cash equivalents at beginning of year	209,017	292,669	148,560

Cash and cash equivalents at end of year	$132,420	$209,017	$292,669

Supplemental disclosures
Cash paid for interest	$26,988	$43,000	$62,244
Cash paid for income taxes	23,971	9,265	4,165
Noncash transactions:
Transfers of loans to other real estate	48,660	43,513	51,334

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

Furthermore, debt securities may be transferred to a nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuing financial institutions and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until the debt security qualifies for return to accrual status. See Note C, “Securities,” for further details regarding the Company’s securities portfolio.

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

Mortgage Loans Held for Sale: Mortgage loans held for sale represent residential mortgage loans held for sale. The Company has elected to carry these loans at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Mortgage loans held for sale are classified separately on the Consolidated Balance Sheets. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These gains and losses are classified under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income.

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

See Note D, “Loans and the Allowance for Loan Losses,” for disclosures regarding the Company’s past due and nonaccrual loans, impaired loans and restructured loans.

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

Acquired loans covered under loss-share agreements with the Federal Deposit Insurance Corporation (“FDIC”) are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. The Company recorded a provision for loan losses of $2,527 and $512 in association with the loans covered under loss-share agreements acquired in the Crescent and American Trust transactions during the years ended December 31, 2012 and 2011, respectively.

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

Changes in the FDIC loss-share indemnification asset were as follows:

	2012	2011
Balance at January 1	$107,754	$155,657
Additions through acquisition	—	11,926
Realized losses in excess of initial estimates on:
Loans	10,408	2,088
OREO	7,778	1,320
Reimbursable expenses	3,752	1,083
Accretion	(1,354)	281
Reimbursements received from the FDIC	(84,185)	(64,601)

Balance at December 31	$44,153	$107,754

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

Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at December 31, 2012 and 2011, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the years ended December 31, 2012 or 2011, respectively.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2012, 2011 or 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by Renasant Bank on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. The carrying value of BOLI included in the Consolidated Balance Sheets under the line item “Other assets” at December 31, 2012 and 2011 was $84,556 and $83,052, respectively. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.

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

The Company also utilizes derivative instruments that are not designated as hedging instruments. The Company enters into interest rate cap and/or floor agreements with its customers and then enters into an offsetting derivative contract position with other financial institutions to mitigate the interest rate risk associated with these customer contracts. Because these derivative instruments are not designated as hedging instruments, changes in the fair value of the derivative instruments are recognized currently in earnings.

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

The Company utilizes two methods to deliver mortgage loans to be sold to an investor. Under a “best efforts” sales agreement, the Company enters into a sales agreement with an investor in the secondary market to sell the loan when an interest rate lock commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should the Company fail to satisfy the contract. Mandatory delivery mortgage loan commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of these commitments are recognized currently in earnings and are reflected under the line item “Gains on sales of mortgage loans held for sale” on the Consolidated Statements of Income.

Treasury Stock: Treasury stock is recorded at cost. Shares held in treasury are not retired.

Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date. Further, compensation expense is based on an estimate of the number of option grants expected to vest and is recognized over the option’s vesting period. The Company did not estimate any option forfeitures for 2012, 2011 or 2010 due to the low historical forfeiture rate. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note N, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.

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

Impact of Recently-Issued Accounting Standards and Pronouncements: In October 2012, FASB issued an update to ASC 805 concerning subsequent accounting for an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update prescribes that when changes in the cash flows expected to be collected on the indemnification asset occur as a result of the changes in the cash flows expected to be collected on the assets subject to indemnification, a reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. This update to ASC 805 is effective for interim and annual reporting periods beginning on or after December 15, 2012 and should be applied retrospectively. The Company is currently accounting for changes in the value of the loss-share indemnification assets recorded in connection with its acquisitions assisted by the FDIC as prescribed by this update; thus the adoption of the update will not have an impact on the financial position or results of operations of the Company.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies (continued)

In February 2013, FASB issued an update to ASC 220, “Comprehensive Income,” (“ASC 220”) that requires a reporting entity to disclose information about reclassification adjustments from accumulated other comprehensive income in their financial statements on the face of the financial statement that presents comprehensive income or as a separate disclosure in the footnotes of the financial statements. The update requires that a reporting entity disclose the effects of reclassifications from accumulated other comprehensive income on net income line items only for those items that are reported in their entirety in net income, such as realized gains or losses on securities available-for-sale reclassified from accumulated other comprehensive income to net income the date the securities are sold, in the period of reclassification. For items that are not reclassified in their entirety into net income, such as the amortization of net actuarial gains or losses recognized in net periodic pension cost, a reporting entity is required to add a cross reference to the footnote that includes additional information about the effect of the reclassification. This update to ASC 220 is effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of the update will impact disclosures only and is not expected to have a material impact on the financial position or results of operations of the Company.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Mergers and Acquisitions

(In Thousands)

Acquisition of RBC Bank (USA) Trust Division

On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust division of RBC Bank (USA), which served clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680,000 in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and the Bank acquired all of the ownership interests in the subsidiary, which was subsequently merged into the Bank. In connection with the acquisition, the Company recognized a gain of $570, which was recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the year ended December 31, 2011. Acquisition costs related to the transaction of $326 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the year ended December 31, 2011.

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

The acquisition of American Trust resulted in a pre-tax gain of $8,774. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3,356, resulting in an after-tax gain of $5,418. Under the Internal Revenue Code, the gain will be recognized over the six years following the transaction. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. This gain was recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the year ended December 31, 2011. Acquisition costs related to the American Trust acquisition of $1,325 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the year ended December 31, 2011.

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

The acquisition of Crescent resulted in a pre-tax gain of $42,211. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $16,146, resulting in an after-tax gain of $26,065. Under the Internal Revenue Code, the gain will be recognized over the six years following the transaction. The foregoing pre-tax and after-tax gains are considered a bargain purchase gain under ASC 805 since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. This gain was recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the year ended December 31, 2010. Acquisition costs related to the Crescent acquisition of $1,955 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the year ended December 31, 2010.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities

(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$90,045	$116	$(232)	$89,929
Obligations of states and political subdivisions	227,721	16,860	(35)	244,546

	$317,766	$16,976	$(267)	$334,475

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$107,660	$225	$(74)	$107,811
Obligations of states and political subdivisions	224,750	12,083	(26)	236,807

	$332,410	$12,308	$(100)	$344,618

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2011. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $13,017, and the Company recognized a net gain of $16 on the sale during the year ended December 31, 2011. No securities classified as held to maturity were sold during the years ended December 31, 2012 or 2010.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$2,169	$273	$—	$2,442
Residential mortgage backed securities:
Government agency mortgage backed securities	139,699	5,209	(91)	144,817
Government agency collateralized mortgage obligations	115,647	2,273	(399)	117,521
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,981	3,077	—	45,058
Government agency collateralized mortgage obligations	5,091	316	—	5,407
Trust preferred securities	28,612	—	(13,544)	15,068
Other debt securities	22,079	852	(1)	22,930
Other equity securities	2,355	713	—	3,068

	$357,633	$12,713	$(14,035)	$356,311

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Obligations of other U.S. Government agencies and corporations	$17,193	$202	$—	$17,395
Residential mortgage backed securities:
Government agency mortgage backed securities	224,242	6,455	(30)	230,667
Government agency collateralized mortgage obligations	133,369	3,700	(82)	136,987
Commercial mortgage backed securities:
Government agency mortgage backed securities	34,635	2,054	(20)	36,669
Government agency collateralized mortgage obligations	5,170	146	—	5,316
Trust preferred securities	30,410	—	(17,625)	12,785
Other debt securities	21,351	527	(3)	21,875
Other equity securities	2,341	—	(104)	2,237

	$468,711	$13,084	$(17,864)	$463,931

Gross realized gains and gross realized losses on sales of securities available for sale for the years 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Gross gains on sales of securities available for sale	$2,321	$5,041	$4,499
Gross losses on sales of securities available for sale	(427)	—	(544)

Gain on sales of securities available for sale, net	$1,894	$5,041	$3,955

At December 31, 2012 and 2011, securities with a carrying value of approximately $308,362 and $305,746, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $19,006 and $20,206 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2012 and 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

The amortized cost and fair value of securities at December 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,937	$9,026	$—	$—
Due after one year through five years	37,576	38,713	—	—
Due after five years through ten years	132,428	135,969	2,169	2,442
Due after ten years	138,825	150,767	28,612	15,068
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	139,699	144,817
Government agency collateralized mortgage obligations	—	—	115,647	117,521
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	41,981	45,058
Government agency collateralized mortgage obligations	—	—	5,091	5,407
Other debt securities	—	—	22,079	22,930
Other equity securities	—	—	2,355	3,068

	$317,766	$334,475	$357,633	$356,311

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$35,224	$(232)	$—	$—	$35,224	$(232)
Obligations of states and political subdivisions	2,861	(34)	126	(1)	2,987	(35)

Total	$38,085	$(266)	$126	$(1)	$38,211	$(267)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$19,919	$(74)	$—	$—	$19,919	$(74)
Obligations of states and political subdivisions	4,301	(19)	1,530	(7)	5,831	(26)

Total	$24,220	$(93)	$1,530	$(7)	$25,750	$(100)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	15,431	(91)	—	—	15,431	(91)
Government agency collateralized mortgage obligations	44,616	(389)	1,605	(10)	46,221	(399)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	—	—	—
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	15,068	(13,544)	15,068	(13,544)
Other debt securities	—	—	2,188	(1)	2,188	(1)
Other equity securities	—	—	—	—	—	—

Total	$60,047	$(480)	$18,861	$(13,555)	$78,908	$(14,035)

December 31, 2011
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	4,446	(30)	—	—	4,446	(30)
Government agency collateralized mortgage obligations	16,806	(82)	—	—	16,806	(82)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	1,255	(20)	1,255	(20)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	12,785	(17,625)	12,785	(17,625)
Other debt securities	—	—	2,662	(3)	2,662	(3)
Other equity securities	2,237	(104)	—	—	2,237	(104)

Total	$23,489	$(216)	$16,702	$(17,648)	$40,191	$(17,864)

As of December 31, 2012, investment securities that have been in a continuous unrealized loss position for less than 12 months include 8 investments in Obligations of other U.S. government agencies, 4 investments in Obligations of states and political subdivisions, 3 investments in Residential mortgage backed securities, and 11 investments in Residential collateralized mortgage obligations. Investment securities that have been in a continuous unrealized loss position for 12 months or more include 1 investment in Obligations of states and political subdivisions, 1 investment in Residential collateralized mortgage obligations, 4 investments in pooled Trust preferred securities, and 1 investment in Other debt securities. The Company does not intend to sell the debt securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the investments’ amortized cost.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Securities (continued)

The Company evaluates its investment portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

The Company holds investments in pooled trust preferred securities that had a cost basis of $28,612 and $30,410 and a fair value of $15,068 and $12,785 at December 31, 2012 and 2011, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At December 31, 2012, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company did conclude that it was probable that there had been an adverse change in estimated cash flows for all four pooled trust preferred securities and recognized credit related impairment losses of $3,075 on two of the four securities (XIII and XXIV in the table below) in 2010 and $262 on the remaining two securities in 2011. No additional impairment was recognized during the year ended December 31, 2012.

However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at December 31, 2012. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2012:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,216	$986	$(230)	Ca	35%
XXIII	Pooled	B-2	9,753	6,312	(3,441)	Ca	22%
XXIV	Pooled	B-2	12,076	4,992	(7,084)	Ca	35%
XXVI	Pooled	B-2	5,567	2,778	(2,789)	Ca	33%

			$28,612	$15,068	$(13,544)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2012	2011
Balance at January 1	$(3,337)	$(3,075)
Additions related to credit losses for which OTTI was not previously recognized	—	(262)
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at December 31	$(3,337)	$(3,337)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses

(In Thousands, Except Number of Loans)

The following is a summary of loans at December 31:

	2012	2011
Commercial, financial, agricultural	$317,050	$278,091
Lease financing	195	343
Real estate – construction	105,706	81,235
Real estate – 1-4 family mortgage	903,423	824,627
Real estate – commercial mortgage	1,426,643	1,336,635
Installment loans to individuals	57,241	60,168

Gross loans	2,810,258	2,581,099
Unearned income	(5)	(15)

Loans, net of unearned income	2,810,253	2,581,084
Allowance for loan losses	(44,347)	(44,340)

Net loans	$2,765,906	$2,536,744

Past Due and Nonaccrual Loans

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2012
Commercial, financial, agricultural	$484	$15	$312,943	$313,442	$215	$3,131	$262	$3,608	$317,050
Lease financing	—	—	195	195	—	—	—	—	195
Real estate – construction	80	—	103,978	104,058	—	1,648	—	1,648	105,706
Real estate – 1-4 family mortgage	6,685	1,992	867,053	875,730	1,249	13,417	13,027	27,693	903,423
Real estate – commercial mortgage	5,084	1,250	1,373,470	1,379,804	325	38,297	8,217	46,839	1,426,643
Installment loans to individuals	197	50	56,715	56,962	7	265	7	279	57,241
Unearned income	—	—	(5)	(5)	—	—	—	—	(5)

Total	$12,530	$3,307	$2,714,349	$2,730,186	$1,796	$56,758	$21,513	$80,067	$2,810,253

December 31, 2011
Commercial, financial, agricultural	$2,071	$165	$269,078	$271,314	$511	$5,474	$792	$6,777	$278,091
Lease financing	—	—	343	343	—	—	—	—	343
Real estate – construction	—	41	73,670	73,711	—	7,524	—	7,524	81,235
Real estate – 1-4 family mortgage	11,949	2,481	771,596	786,026	1,140	31,457	6,004	38,601	824,627
Real estate – commercial mortgage	6,749	2,044	1,262,068	1,270,861	2,411	62,854	509	65,774	1,336,635
Installment loans to individuals	473	163	59,020	59,656	10	480	22	512	60,168
Unearned income	—	—	(15)	(15)	—	—	—	—	(15)

Total	$21,242	$4,894	$2,435,760	$2,461,896	$4,072	$107,789	$7,327	$119,188	$2,581,084

Restructured loans contractually 90 days past due totaled $646 at December 31, 2012. There were no restructured loans contractually 90 days past due at December 31, 2011. The outstanding balance of restructured loans on nonaccrual status was $11,420 and $2,295 at December 31, 2012 and 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Impaired Loans

Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows:

	December 31, 2012			Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
With a related allowance recorded:
Commercial, financial, agricultural	$1,620	$1,767	$708	$1,771	$7
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	28,848	31,079	9,201	31,300	922
Real estate – commercial mortgage	34,400	36,603	7,688	39,189	1,413
Installment loans to individuals	—	—	—	—	—

Total	$64,868	$69,449	$17,597	$72,260	$2,342
With no related allowance recorded:
Commercial, financial, agricultural	$1,620	$3,375	$—	$1,716	$37
Lease financing	—	—	—	—	—
Real estate – construction	1,648	2,447	—	1,813	—
Real estate – 1-4 family mortgage	10,094	48,943	—	15,611	603
Real estate – commercial mortgage	39,450	81,564	—	45,950	926
Installment loans to individuals	—	—	—	—	—

Total	$52,812	$136,329	$—	$65,090	$1,566

Totals	$117,680	$205,778	$17,597	$137,350	$3,908

	December 31, 2011			Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
With a related allowance recorded:
Commercial, financial, agricultural	$3,358	$3,764	$1,441	$3,603	$95
Lease financing	—	—	—	—	—
Real estate – construction	108	108	16	108	—
Real estate – 1-4 family mortgage	27,047	27,508	6,077	25,449	1,104
Real estate – commercial mortgage	35,505	36,289	7,876	35,836	1,249
Installment loans to individuals	—	—	—	—	—

Total	$66,018	$67,669	$15,410	$64,996	$2,448
With no related allowance recorded:
Commercial, financial, agricultural	$2,913	$5,811	$—	$2,528	$33
Lease financing	—	—	—	—	—
Real estate – construction	7,076	18,096	—	11,974	—
Real estate – 1-4 family mortgage	26,785	71,613	—	31,035	601
Real estate – commercial mortgage	63,900	132,052	—	73,228	1,607
Installment loans to individuals	—	—	—	—	—

Total	$100,674	$227,572	$—	$118,765	$2,241

Totals	$166,692	$295,241	$15,410	$183,761	$4,689

(1)	Includes interest income recognized using the cash-basis method of income recognition of $1,801 and $1,752, respectively.

The average recorded investment in impaired loans for the year ended December 31, 2010 was $185,899. Interest income recognized on impaired loans for the year ended December 31, 2010 was $2,293, which included interest income recognized using the cash-basis method of income recognition of $821.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Restructured Loans

The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	19	18,450	10,853
Real estate – commercial mortgage	16	18,985	18,409
Installment loans to individuals	1	184	174

Total	36	$37,619	$29,436

December 31, 2011
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	18	20,313	18,089
Real estate – commercial mortgage	12	17,853	18,043
Installment loans to individuals	1	184	179

Total	31	$38,350	$36,311

Changes in the Company’s restructured loans are set forth in the table below. The update to ASC 310 issued by FASB in April 2011 that provided clarification of which loan modifications constituted troubled debt restructurings did not affect loans previously disclosed as restructured at December 31, 2010 or additional loans with concessions in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2011	39	$32,615
Additional loans with concessions	13	18,540
Reductions due to:
Reclassified as nonperforming	(17)	(9,861)
Transfer to other real estate owned	(2)	(2,898)
Charge-offs		—
Principal paydowns		(1,453)
Lapse of concession period	(2)	(632)

Totals at December 31, 2011	31	$36,311
Additional loans with concessions	14	5,943
Reductions due to:
Reclassified as nonperforming	(5)	(8,058)
Charge-offs	(1)	(1,682)
Transfer to other real estate owned	(1)	(419)
Principal paydowns		(1,808)
Lapse of concession period	(2)	(851)

Totals at December 31, 2012	36	$29,436

The allocated allowance for loan losses attributable to restructured loans was $3,969 and $5,994 at December 31, 2012 and 2011, respectively. The Company had $288 and $194 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2012 and 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Credit Quality

For commercial and commercial real estate secured loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor. The “Watch” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 6 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2012
Commercial, financial, agricultural	$226,540	$1,939	$3,218	$231,697
Real estate – construction	71,633	651	—	72,284
Real estate – 1-4 family mortgage	96,147	24,138	32,589	152,874
Real estate – commercial mortgage	989,095	46,148	37,996	1,073,239
Installment loans to individuals	7	—	—	7

Total	$1,383,422	$72,876	$73,803	$1,530,101

December 31, 2011
Commercial, financial, agricultural	$187,550	$2,929	$7,292	$197,771
Real estate – construction	52,593	2,362	108	55,063
Real estate – 1-4 family mortgage	86,858	31,851	35,809	154,518
Real estate – commercial mortgage	873,614	54,949	41,874	970,437
Installment loans to individuals	199	—	—	199

Total	$1,200,814	$92,091	$85,083	$1,377,988

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2012
Commercial, financial, agricultural	$74,003	$210	$74,213
Lease financing	195	—	195
Real estate – construction	31,774	—	31,774
Real estate – 1-4 family mortgage	670,074	5,328	675,402
Real estate – commercial mortgage	195,086	449	195,535
Installment loans to individuals	54,918	91	55,009

Total	$1,026,050	$6,078	$1,032,128

December 31, 2011
Commercial, financial, agricultural	$61,864	$198	$62,062
Lease financing	343	—	343
Real estate – construction	18,756	340	19,096
Real estate – 1-4 family mortgage	554,702	5,951	560,653
Real estate – commercial mortgage	156,050	756	156,806
Installment loans to individuals	55,356	169	55,525

Total	$847,071	$7,414	$854,485

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2012
Commercial, financial, agricultural	$—	$10,800	$340	$11,140
Lease financing	—	—	—	—
Real estate – construction	—	1,648	—	1,648
Real estate – 1-4 family mortgage	6,122	67,326	1,699	75,147
Real estate – commercial mortgage	25,782	125,379	6,708	157,869
Installment loans to individuals	—	31	2,194	2,225

Total	$31,904	$205,184	$10,941	$248,029

December 31, 2011
Commercial, financial, agricultural	$38	$17,765	$455	$18,258
Lease financing	—	—	—	—
Real estate – construction	4,031	3,045	—	7,076
Real estate – 1-4 family mortgage	12,252	95,671	1,533	109,456
Real estate – commercial mortgage	44,994	161,498	2,900	209,392
Installment loans to individuals	—	168	4,276	4,444

Total	$61,315	$278,147	$9,164	$348,626

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2012:
Contractually-required principal and interest	$109,054	$264,406	$13,253	$386,713
Nonaccretable difference(1)	(77,137)	(52,517)	(1,182)	(130,836)

Cash flows expected to be collected	31,917	211,889	12,071	255,877
Accretable yield(2)	(13)	(6,705)	(1,130)	(7,848)

Fair value	$31,904	$205,184	$10,941	$248,029

December 31, 2011:
Contractually-required principal and interest	$165,279	$377,100	$13,625	$556,004
Nonaccretable difference(1)	(103,924)	(89,196)	(3,715)	(196,835)

Cash flows expected to be collected	61,355	287,904	9,910	359,169
Accretable yield(2)	(40)	(9,757)	(746)	(10,543)

Fair value	$61,315	$278,147	$9,164	$348,626

(1)	Represents contractual principal cash flows of $120,572 and $185,460, respectively, and interest cash flows of $10,264 and $11,375, respectively, not expected to be collected.
(2)	Represents contractual interest payments expected to be collected of $4,945 and $7,177, respectively, and purchase discount of $2,903 and $3,366, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2011	$(3,626)	$(11,670)	$(172)	$(15,468)
Additions through acquisition	—	(4,335)	(102)	(4,437)
Reclasses from nonaccretable difference	(1,384)	(9,434)	(1,181)	(11,999)
Accretion	4,970	15,682	709	21,361

Balance at December 31, 2011	$(40)	$(9,757)	$(746)	$(10,543)
Reclasses from nonaccretable difference	(1,055)	(12,178)	(1,937)	(15,170)
Accretion	1,082	15,230	1,553	17,865

Balance at December 31, 2012	$(13)	$(6,705)	$(1,130)	$(7,848)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Charge-offs	(4,923)	(187)	(9,231)	(5,828)	(386)	(20,555)
Recoveries	531	34	1,330	455	87	2,437

Net charge-offs	(4,392)	(153)	(7,901)	(5,373)	(299)	(18,118)
Provision for loan losses	4,274	(121)	13,201	10,938	(20)	28,272
Benefit attributable to FDIC loss-share agreements	(777)	(88)	(4,326)	(5,202)	(15)	(10,408)
Recoveries payable to FDIC	5	—	182	74	—	261

Provision for loan losses charged to operations	3,502	(209)	9,057	5,810	(35)	18,125

Ending balance	$3,307	$711	$18,347	$21,416	$566	$44,347

Period-End Amount Allocated to:
Individually evaluated for impairment	$708	$—	$9,201	$7,688	$—	$17,597
Collectively evaluated for impairment	2,599	711	9,146	13,728	566	26,750
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,307	$711	$18,347	$21,416	$566	$44,347

Year Ended December 31, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Charge-offs	(2,037)	(836)	(16,755)	(5,792)	(373)	(25,793)
Recoveries	272	110	767	1,056	163	2,368

Net charge-offs	(1,765)	(726)	(15,988)	(4,736)	(210)	(23,425)
Provision for loan losses	3,464	(316)	12,900	8,289	90	24,427
Benefit attributable to FDIC loss-share agreements	(132)	—	(597)	(1,353)	(6)	(2,088)
Recoveries payable to FDIC	5	—	6	—	—	11

Provision for loan losses charged to operations	3,337	(316)	12,309	6,936	84	22,350

Ending balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340

Period-End Amount Allocated to:
Individually evaluated for impairment	$1,441	$16	$6,077	$7,876	$—	$15,410
Collectively evaluated for impairment	2,756	1,057	11,114	13,103	900	28,930
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340

Year Ended December 31, 2010
Allowance for loan losses:
Beginning balance	$4,855	$4,494	$15,593	$12,577	$1,626	$39,145
Charge-offs	(1,161)	(4,181)	(14,189)	(6,512)	(319)	(26,362)
Recoveries	282	68	999	533	85	1,967

Net charge-offs	(879)	(4,113)	(13,190)	(5,979)	(234)	(24,395)
Provision for loan losses	(1,351)	1,734	18,467	12,181	(366)	30,665

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

Period-End Amount Allocated to:
Individually evaluated for impairment	$549	$20	$10,349	$6,611	$—	$17,529
Collectively evaluated for impairment	2,076	2,095	10,521	12,168	1,026	27,886
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2012
Individually evaluated for impairment	$1,620	$—	$28,848	$34,400	$—	$64,868
Collectively evaluated for impairment	304,290	104,058	799,428	1,234,374	55,206	2,497,356
Acquired with deteriorated credit quality	11,140	1,648	75,147	157,869	2,225	248,029

Ending balance	$317,050	$105,706	$903,423	$1,426,643	$57,431	$2,810,253

December 31, 2011
Individually evaluated for impairment	$3,358	$108	$27,047	$35,505	$—	$66,018
Collectively evaluated for impairment	256,475	74,051	688,124	1,091,738	56,052	2,166,440
Acquired with deteriorated credit quality	18,258	7,076	109,456	209,392	4,444	348,626

Ending balance	$278,091	$81,235	$824,627	$1,336,635	$60,496	$2,581,084

(1)	Includes lease financing receivables.

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

Loans at December 31, 2011	$22,650
New loans and advances	3,592
Payments received	(4,373)
Changes in related parties	—

Loans at December 31, 2012	$21,869

No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2012 or 2011. Unfunded commitments to certain executive officers and directors and their associates totaled $5,170 and $5,331 at December 31, 2012 and 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note E – Premises and Equipment

(In Thousands)

Bank premises and equipment at December 31 are summarized as follows:

	2012	2011
Premises	$75,106	$63,043
Leasehold improvements	6,426	5,240
Furniture and equipment	22,344	21,769
Computer equipment	6,664	13,419
Autos	221	221

Total	110,761	103,692
Accumulated depreciation	(44,009)	(49,194)

Net	$66,752	$54,498

Depreciation expense was $5,043, $4,146 and $3,791 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $2,567, $2,489 and $2,287 for 2012, 2011 and 2010, respectively. The following is a summary of future minimum lease payments for years following December 31, 2012:

2013	$2,436
2014	2,040
2015	1,840
2016	1,719
2017	1,534
Thereafter	4,118

Total	$13,687

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note F – Other Real Estate Owned

(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs, as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
December 31, 2012
Residential real estate	$8,778	$7,842	$16,620
Commercial real estate	14,368	7,779	22,147
Residential land development	5,005	22,490	27,495
Commercial land development	17,383	6,221	23,604
Other	—	385	385

Total	$45,534	$44,717	$90,251

December 31, 2011
Residential real estate	$11,110	$15,364	$26,474
Commercial real estate	8,211	11,479	19,690
Residential land development	4,441	36,105	40,546
Commercial land development	19,394	7,131	26,525

Total	$43,156	$70,079	$113,235

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at December 31, 2010	$54,715	$71,833	$126,548
Transfers of loans	9,032	34,481	43,513
Capitalized improvements	—	61	61
Impairments(1)	(1,650)	(7,894)	(9,544)
Dispositions	(18,887)	(29,085)	(47,972)
Other	(54)	683	629

Balance at December 31, 2011	$43,156	$70,079	$113,235
Transfers of loans	38,977	9,683	48,660
Capitalized improvements	—	507	507
Impairments(1)	(9,722)	(5,328)	(15,050)
Dispositions	(27,430)	(30,410)	(57,840)
Other	553	186	739

Balance at December 31, 2012	$45,534	$44,717	$90,251

(1)

Of the total impairment charges of $1,650 recorded for covered OREO in 2011, $330 was included in the Consolidated Statements of Income for the year ended December 31, 2011, while the remaining $1,320 increased the FDIC loss-share indemnification asset. Of the total impairment charges of $9,722 recorded for covered OREO in 2012, $1,944 was included in the Consolidated Statements of Income for the year ended December 31, 2012, while the remaining $7,778 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2012	2011	2010
Repairs and maintenance	$2,996	$2,427	$1,500
Property taxes and insurance	1,678	1,980	2,815
Impairments	7,272	8,224	3,718
Net losses on OREO sales	2,096	3,073	1,824
Rental income	(446)	(378)	(239)

Total	$13,596	$15,326	$9,618

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note G – Goodwill and Other Intangible Assets

(In Thousands)

Changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 were as follows:

Goodwill
Balance at December 31, 2010	$184,879
Adjustment to previously recorded goodwill	—

Balance at December 31, 2011	$184,879
Adjustment to previously recorded goodwill	(20)

Balance at December 31, 2012	$184,859

The adjustment to previously recorded goodwill in 2012 reflects tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions.

In connection with the American Trust acquisition in 2011, the Company recorded a core deposit intangible asset of $229, which is being amortized over ten years on a straight-line basis.

In connection with the RBC Bank (USA) acquisition in 2011, the Company recorded a customer relationship intangible of $1,970, which is being amortized over fifteen years on a straight-line basis.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2012
Core deposit intangible	$13,284	$(9,013)	$4,271
Customer relationship intangible	1,970	(175)	1,795

Total finite-lived intangible assets	$15,254	$(9,188)	$6,066

December 31, 2011
Core deposit intangible	$13,284	$(7,763)	$5,521
Customer relationship intangible	1,970	(44)	1,926

Total finite-lived intangible assets	$15,254	$(7,807)	$7,447

Aggregate amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1,381, $1,742 and $1,974, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2013	$1,235
2014	1,034
2015	802
2016	681
2017	466
Thereafter	1,848

Total	$6,066

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note H – Mortgage Servicing Rights

(In Thousands)

Changes in the Company’s mortgage servicing rights were as follows:

Carrying value at January 1, 2012	$195
Capitalization	4,195
Amortization	(157)

Carrying value at December 31, 2012	$4,233

Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2012 are as follows:

Unpaid principal balance	$393,698
Weighted-average prepayment speed (CPR)	8.16%
Estimated impact of a 10% increase	$(116)
Estimated impact of a 20% increase	(227)

Discount rate	11.55%
Estimated impact of a 100bp increase	$(146)
Estimated impact of a 200bp increase	(282)

Weighted-average coupon interest rate	3.28%
Weighted-average servicing fee (basis points)	25.03
Weighted-average remaining maturity (in months)	281

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note I – Deposits

(In Thousands)

The following is a summary of deposits as of December 31:

	2012	2011
Noninterest-bearing deposits	$568,214	$531,910
Interest-bearing demand deposits	1,455,180	1,335,646
Savings deposits	245,173	217,148
Time deposits	1,192,654	1,327,533

Total deposits	$3,461,221	$3,412,237

The approximate scheduled maturities of time deposits at December 31, 2012 are as follows:

2013	$697,829
2014	219,616
2015	141,095
2016	47,380
2017	72,108
Thereafter	14,626

Total	$1,192,654

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2012 and 2011 was $608,647 and $663,385, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $10,145 and $12,016 at December 31, 2012 and 2011, respectively.

Note J – Short-Term Borrowings

(In Thousands)

Short-term borrowings as of December 31 are summarized as follows:

	2012	2011
Securities sold under agreements to repurchase	$5,254	$11,485

Total short-term borrowings	$5,254	$11,485

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2012	2011	2010	2012	2011	2010
Federal funds purchased	$4,346	$30	$16	0.15%	1.73%	1.00%
Treasury, tax and loan notes	—	2,551	2,580	—	—	—
Securities sold under agreements to repurchase	8,031	11,835	16,264	0.18	0.25	0.41

Total short-term borrowings	$12,377	$14,416	$18,860	0.17%	0.21%	0.36%

The Company maintained a treasury, tax and loan notes account with the Federal Reserve with any balance collateralized by assets of Renasant Bank in 2010 and 2011. Effective January 2012, a portion of the Treasury Tax and Loan program was eliminated. As a result, all deposits held by the Company were withdrawn as of December 31, 2011. In addition, the Company maintains lines of credit with correspondent banks totaling $85,000 at December 31, 2012. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2012 or 2011.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K – Long-Term Debt

(In Thousands)

Long-term debt as of December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Federal Home Loan Bank advances	$83,843	$117,454
Junior subordinated debentures	75,609	75,770
TLGP Senior Note	—	50,000

Total long-term debt	$159,452	$243,224

Federal Home Loan Bank advances

Long-term advances from the FHLB outstanding at December 31, 2012 had maturities ranging from 2013 to 2030 with a combination of fixed and floating rates ranging from 1.60% to 7.93%. Weighted-average interest rates on outstanding advances at December 31, 2012 and 2011 were 4.20% and 4.15%, respectively. These advances are collateralized by a blanket lien on the Company’s mortgage loans. The Company had availability on unused lines of credit with the FHLB of $1,160,984 at December 31, 2012.

The Company repaid FHLB advances prior to their contractual maturity of $24,000 in 2012, $50,000 in 2011, and $148,000 in 2010, and, as a result, incurred prepayment penalties of $898, $1,903 and $2,785 for the years ended December 31, 2012, 2011, and 2010, respectively.

Junior subordinated debentures

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company. The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee.

The following table provides details on the debentures as of December 31, 2012:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.16%	2033	$20,000
PHC Statutory Trust II	31,959	2.18	2035	31,000
Heritage Financial Statutory Trust I	10,310	10.20	2031	10,000
Capital Bancorp Capital Trust I	12,372	1.86	2035	12,000

During 2003, the Company formed PHC Statutory Trust I to provide funds for the cash portion of the Renasant Bancshares, Inc. merger. The interest rate for PHC Statutory Trust I reprices quarterly equal to the three-month LIBOR at the determination date plus 285 basis points. In April 2012, the Company entered into an interest rate swap agreement effective March 17, 2014, whereby, beginning on the effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a spread of 2.85% and pay a fixed rate of interest of 5.49%. For more information about the Company’s derivative financial instruments, see Note S, “Derivative Instruments.” The debentures owned by PHC Statutory Trust I are currently redeemable at par.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note K – Long-Term Debt (continued)

Pursuant to the merger with Heritage, the Company assumed the debentures issued to Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued to Heritage Financial Statutory Trust I had a carrying value of $349 and $510 at December 31, 2012 and 2011, respectively. The premium is being amortized through February 2015. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par.

Pursuant to the merger with Capital Bancorp, Inc. (“Capital”) in 2007, the Company assumed the debentures issued to Capital Bancorp Capital Trust I. The discount associated with the Company’s assumption of the debentures issued to Capital Bancorp Capital Trust I was fully amortized during 2010. The interest rate for Capital Bancorp Capital Trust I reprices quarterly equal to the three-month LIBOR plus 150 basis points. In March 2012, the Company entered into an interest rate swap agreement effective March 31, 2014, whereby, beginning on the effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a spread of 1.50% and pay a fixed rate of interest of 4.42%. For more information about the Company’s derivative financial instruments, see Note S, “Derivative Instruments.” The debentures owned by Capital Bancorp Capital Trust I are currently redeemable at par.

The Company has classified $73,000 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of these debentures as Tier 1 capital.

TLGP Senior Note

On March 31, 2009, Renasant Bank completed an offering of a $50,000 aggregate principal amount 2.625% Senior Note (the “Note”) which was guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (the “TLGP”.) Renasant Bank received net proceeds, after the placement commission but before deducting other expenses of the offering, of approximately $49,700, which was used to pay-off long-term advances with the FHLB as they matured in 2009. In March 2012, the Bank repaid the note at maturity.

The aggregate stated maturities of long-term debt outstanding at December 31, 2012, are summarized as follows:

2013	$3,989
2014	6,688
2015	7,204
2016	2,219
2017	—
Thereafter	139,352

Total	$159,452

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note L – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk

(In Thousands)

Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2012 were $463,684 and $34,391, respectively, compared to $401,132 and $46,978, respectively, at December 31, 2011.

Various claims and lawsuits are pending against the Company and Renasant Bank. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.

Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on—or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on-and off-balance sheet financial instruments.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Income Taxes

(In Thousands)

Significant components of the provision for income taxes (benefits) are as follows:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$24,512	$10,655	$5,268
State	432	886	—

	24,944	11,541	5,268
Deferred
Federal	(16,093)	(2,300)	8,392
State	(2,023)	(198)	1,358

	(18,116)	(2,498)	9,750

	$6,828	$9,043	$15,018

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rate	$11,713	$12,136	$16,343
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(2,825)	(2,831)	(2,104)
BOLI income	(1,179)	(988)	(908)
Investment tax credits	(921)	(199)	(199)
Amortization of investment in low-income housing tax credits	2,083	—	—
State income tax (benefit) expense, net of federal benefit	(775)	9	554
(Decrease)/increase to valuation allowance	(816)	(61)	804
Other items, net	(452)	977	528

	$6,828	$9,043	$15,018

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Allowance for loan losses	$20,207	$16,027
Purchase accounting adjustments	7,850	14,339
Deferred compensation	9,108	8,269
Net unrealized losses on securities	28	796
Impairment of assets	4,821	4,992
State net operating loss carryforwards	317	1,133
Other	6,555	4,899

Gross deferred tax assets	48,886	50,455
Valuation allowance on state net operating loss carryforwards	(317)	(1,133)

Total deferred tax assets	48,569	49,322
Deferred tax liabilities
Basis difference in acquired assets	12,196	31,246
Investment in partnerships	2,943	3,200
Core deposit intangible	1,056	1,072
Depreciation	2,870	1,135
Other	459	2,298

Total deferred tax liabilities	19,524	38,951

Net deferred tax assets	$29,045	$10,371

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Income Taxes (continued)

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009 through 2011. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 is as follows:

	2012	2011	2010
Balance at January 1	$1,423	$1,801	$562
Additions based on positions related to current period	300	469	982
Additions based on positions related to prior period	—	—	425
Reductions based on positions related to prior period	—	—	—
Settlements	—	(716)	—
Reductions due to lapse of statute of limitations	—	(131)	(168)

Balance at December 31	$1,723	$1,423	$1,801

If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2012 relative to any tax positions taken prior to January 1, 2012. The Company had accrued $446, $364 and $477 for interest and penalties related to unrecognized tax benefits as of December 31, 2012, 2011 and 2010, respectively.

Note N – Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code. The Company contributed $100 and $60 to the pension plan for 2012 and 2011, respectively. The Company does not anticipate that a contribution will be required in 2013. The plan’s accumulated benefit obligations and the projected benefit obligations are substantially the same since benefit accruals under the plan ceased at 1996 levels. The accumulated benefit obligation for the plan was $19,428 and $17,815 at December 31, 2012 and 2011, respectively. There is no additional minimum pension liability required to be recognized.

The Company also provides retiree health care benefits for certain employees who were employed by the Company and enrolled in the Company’s health plan as of December 31, 2004. To receive benefits, an eligible employee must retire from service with the Company and its affiliates between age 55 and 65 and be credited with at least 15 years of service or with 70 points, determined as the sum of age and service at retirement. The Company periodically determines the portion of the premium to be paid by each eligible retiree and the portion to be paid by the Company. Coverage ceases when an employee attains age 65 and is eligible for Medicare. The Company also provides life insurance coverage for each retiree in the face amount of $5 until age 70. Retirees can purchase additional insurance or continue coverage beyond age 70 at their sole expense.

The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2012, and for the year then ended.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N – Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) as of December 31, 2012 and 2011 is as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$17,815	$16,821	$1,764	$1,840
Service cost	—	—	23	36
Interest cost	863	914	65	80
Plan participants’ contributions	—	—	96	105
Actuarial loss (gain)	1,914	1,102	(235)	(114)
Benefits paid	(1,164)	(1,022)	(170)	(183)

Benefit obligation at end of year	$19,428	$17,815	$1,543	$1,764

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$15,426	$15,938
Actual return on plan assets	1,646	450
Contribution by employer	100	60
Benefits paid	(1,164)	(1,022)

Fair value of plan assets at end of year	$16,008	$15,426

Funded status at end of year	$(3,420)	$(2,389)	$(1,543)	$(1,764)

Weighted-average assumptions as of December 31
Discount rate	3.90%	5.06%	3.04%	4.61%
Expected return on plan assets	8.00%	8.00%	N/A	N/A

The plan expense for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2012, 2011 and 2010 is as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$23	$36	$35
Interest cost	862	914	944	65	80	94
Expected return on plan assets	(1,192)	(1,230)	(1,149)	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss	355	303	308	73	140	155

Net periodic benefit cost	$25	$(13)	$103	$161	$256	$284

Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2013	$1,211	$165
2014	1,250	170
2015	1,255	190
2016	1,324	163
2017	1,304	150
Thereafter	6,730	656

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, 2012 are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	(6,884)	(361)

Total	$(6,884)	$(361)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	404	63

Total	$404	$63

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

The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2012 and 2011 follow below. Equity securities consist primarily of common stocks of both U.S. companies and international companies that are traded in active markets and are valued based on quoted market prices of identical assets. Fixed income securities consist of U.S. Government securities and investment grade corporate bonds. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2012
Cash and cash equivalents	$430	$—	$—	$430
Equity securities:
U.S. large cap companies	3,059	—	—	3,059
U.S. mid cap companies	3,490	—	—	3,490
U.S. small cap companies	1,980	—	—	1,980
International companies	1,177	—	—	1,177
Fixed income securities:
U.S. government bonds	—	2,458	—	2,458
Other corporate bonds	—	3,414	—	3,414

	$10,136	$5,872	$—	$16,008

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2011
Cash and cash equivalents	$335	$—	$—	$335
Equity securities:
U.S. large cap companies	3,207	—	—	3,207
U.S. mid cap companies	3,447	—	—	3,447
U.S. small cap companies	1,988	—	—	1,988
International companies	1,048	—	—	1,048
Fixed income securities:
U.S. government bonds	—	2,722	—	2,722
Other corporate bonds	—	2,679	—	2,679

	$10,025	$5,401	$—	$15,426

The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are automatically enrolled in the plan when employment commences. Company contributions are allocated to participants who are employed on the last day of each plan year and credited with 1,000 hours of service during the year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2012, 2011 and 2010 were $4,645, $4,228 and $3,443, respectively.

The Company adopted the “Performance Based Rewards” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2012 and 2010 was $1,953 and $1,409, respectively. The Company did not make any payments under the plan during 2011 and thus did not incur any expense. In 2011, one of the performance metrics was satisfied. However, the performance metric was met due to the gain recognized from the American Trust acquisition. Therefore, the Board of Directors’ compensation committee exercised its discretion to determine that no cash bonuses would be paid based on the occurrence of an extraordinary event.

The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested at the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2012, 2011 and 2010 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,573, $1,393 and $1,523, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N – Employee Benefit and Deferred Compensation Plans (continued)

The Company assumed four supplemental executive retirement plans (SERPs) in connection with the merger with Capital. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement liabilities totaled $2,451 and $2,073 at December 31, 2012 and 2011, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.

At December 31, 2012, an aggregate of 1,635,555 common shares were reserved for issuance under the Company’s employee benefit plans.

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and restricted stock. The plan replaced the long-term incentive plan adopted in 2001 as the prior plan expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $538, $486 and $388 for the years ended December 31, 2012, 2011 and 2010, respectively, for options granted under the plan.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2012 Grant	2011 Grant	2010 Grant
Dividend yield	4.55%	4.02%	4.74%
Expected volatility	37%	36%	34%
Risk-free interest rate	0.79%	1.97%	2.48%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$3.10	$3.93	$3.01

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $757, $8 and $178, respectively. Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $578 and $50, respectively, at December 31, 2012. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.3 years and 1.0 years for stock options and restricted stock, respectively. The following table summarizes information about options issued under the long-term equity incentive plan as of and for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	1,327,275	$18.77
Granted	172,000	14.96
Exercised	(163,652)	13.54
Forfeited	(56,375)	21.81

Outstanding at end of year	1,279,248	$18.79	5.14	$2,838

Exercisable at end of year	949,082	$19.92	4.01	$1,646

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note N – Employee Benefit and Deferred Compensation Plans (continued)

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $830, $134 and $364 for the years ended December 31, 2012, 2011 and 2010, respectively, for restricted stock awarded under the plan. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2012:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	1,500	$14.22
Granted	39,800 (1)	14.96	9,684	15.49
Vested	(37,800)	14.96	(1,500)	14.22
Cancelled	(2,000)	—	—	—

Nonvested at end of year	—	$—	9,684	$15.49

(1)

In January 2012, the Company awarded 34,000 shares of performance-based restricted stock based on the target level of performance goals. The Company exceeded the financial performance measures for the award; therefore, an additional 3,800 shares were issued for a total award of 37,800 shares.

Note O – Restrictions on Cash, Bank Dividends, Loans or Advances

(In Thousands)

Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2012 and 2011, Renasant Bank’s reserve requirements with the Federal Reserve were $31,259 and $27,243, respectively, with which it was in full compliance.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2012, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $41,772. As of December 31, 2012, Company borrowings from Renasant Bank totaled $1,500.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Regulatory Matters

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

As of December 31, 2012, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of December 31, 2012, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2012		2011
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$388,362	9.86%	$375,829	9.44%
Tier 1 Capital to Risk-Weighted Assets	388,362	12.74%	375,829	13.32%
Total Capital to Risk-Weighted Assets	426,877	14.00%	411,208	14.58%

Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$379,602	9.67%	$368,087	9.26%
Tier 1 Capital to Risk-Weighted Assets	379,602	12.47%	368,087	13.07%
Total Capital to Risk-Weighted Assets	417,717	13.73%	403,407	14.32%

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note Q – Segment Reporting (continued)

The following table provides financial information for our operating segments as of and for the years ended December 31, 2012, 2011 and 2010:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2012:
Net interest income	$134,463	$96	$1,326	$(2,547)	$133,338
Provision for loan losses	18,172	—	(47)	—	18,125
Noninterest income	57,594	4,049	6,984	84	68,711
Noninterest expense	140,244	3,149	6,491	575	150,459

Income before income taxes	33,641	996	1,866	(3,038)	33,465
Income taxes	7,202	386	400	(1,160)	6,828

Net income (loss)	$26,439	$610	$1,466	$(1,878)	$26,637

Total assets	$4,117,998	$12,094	$38,971	$9,553	$4,178,616
Goodwill	182,076	2,783	—	—	184,859

2011:
Net interest income	$130,140	$112	$1,297	$(2,263)	$129,286
Provision for loan losses	22,381	—	(31)	—	22,350
Noninterest income	55,310	3,812	5,487	90	64,699
Noninterest expense	128,850	2,958	4,741	411	136,960

Income before income taxes	34,219	966	2,074	(2,584)	34,675
Income taxes	9,118	375	539	(989)	9,043

Net income (loss)	$25,101	$591	$1,535	$(1,595)	$25,632

Total assets	$4,144,940	$10,645	$40,852	$5,571	$4,202,008
Goodwill	182,096	2,783	—	—	184,879

2010:
Net interest income	$106,855	$121	$1,236	$(3,006)	$105,206
Provision for loan losses	30,658	—	7	—	30,665
Noninterest income	85,181	3,688	3,702	121	92,692
Noninterest expense	113,814	2,912	3,441	373	120,540

Income before income taxes	47,564	897	1,490	(3,258)	46,693
Income taxes	15,431	348	485	(1,246)	15,018

Net income (loss)	$32,133	$549	$1,005	$(2,012)	$31,675

Total assets	$4,242,606	$9,809	$39,310	$5,602	$4,297,327
Goodwill	182,096	2,783	—	—	184,879

In connection with the FDIC-assisted acquisitions of American Trust in 2011 and Crescent in 2010, the Company recognized gains on acquisitions of $8,774 in 2011 and $42,211 in 2010, which are included in “Noninterest income” for the Community Banks segment in the table above.

In connection with the acquisition of the RBC Bank (USA) trust division in 2011, the Company recognized a gain on acquisition of $570, which is included in “Noninterest income” for the Wealth Management segment in the table above.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements

(In Thousands)

Recurring Fair Value Measurements

The Company carries certain assets and liabilities at fair value on a recurring basis in accordance with applicable standards. The Company’s recurring fair value measurements are based on the requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain eligible assets and liabilities at fair value. Assets and liabilities that are required to be carried at fair value include securities available for sale and derivative instruments. The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825.

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

Derivative instruments: The Company uses derivatives to manage various financial risks. Most of the Company’s derivative contracts are actively traded in over-the-counter markets and are valued using discounted cash flow models which incorporate observable market based inputs including current market interest rates, credit spreads, and other factors. Such instruments are categorized within Level 2 of the fair value hierarchy and include interest rate swaps and other interest rate contracts including interest rate caps and/or floors. The Company’s interest rate lock commitments are valued using current market prices for mortgage-backed securities with similar characteristics, adjusted for certain factors including servicing and risk. The value of the Company’s forward commitments is based on current prices for securities backed by similar types of loans. Because these assumptions are observable in active markets, the Company’s interest rate lock commitments and forward commitments are categorized within Level 2 of the fair value hierarchy.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,442	$—	$2,442
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	144,817	—	144,817
Government agency collateralized mortgage obligations	—	117,521	—	117,521
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	45,058	—	45,058
Government agency collateralized mortgage obligations	—	5,407	—	5,407
Trust preferred securities	—	—	15,068	15,068
Other debt securities	—	22,930	—	22,930
Other equity securities	—	3,068	—	3,068

Total securities available for sale	—	341,243	15,068	356,311
Derivative instruments:
Interest rate contracts	—	3,083	—	3,083
Interest rate lock commitments	—	1,571	—	1,571

Total derivative instruments	—	4,654	—	4,654
Mortgage loans held for sale	—	34,845	—	34,845

Total financial assets	$—	$380,742	$15,068	$395,810

Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$2,164	$—	$2,164
Interest rate contracts	—	3,152	—	3,152
Forward commitments	—	198	—	198

Total derivative instruments	—	5,514	—	5,514

Total financial liabilities	$—	$5,514	$—	$5,514

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2011
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$17,395	$—	$17,395
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	230,667	—	230,667
Government agency collateralized mortgage obligations	—	136,987	—	136,987
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	36,669	—	36,669
Government agency collateralized mortgage obligations	—	5,316	—	5,316
Trust preferred securities	—	0	12,785	12,785
Other debt securities	—	21,875	—	21,875
Other equity securities	—	0	2,237	2,237

Total securities available for sale	—	448,909	15,022	463,931
Derivative instruments:
Interest rate contracts	—	2,132	—	2,132
Interest rate lock commitments	—	1,197	—	1,197

Total derivative instruments	—	3,329	—	3,329

Total financial assets	$—	$452,238	$15,022	$467,260

Financial liabilities:
Derivative instruments:
Interest rate contracts	$—	$2,063	$—	$2,063
Forward commitments	—	427	—	427

Total derivative instruments	—	2,490	—	2,490

Total financial liabilities	$—	$2,490	$—	$2,490

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. Because the inputs that were significant to the valuation of the Company’s investments in other equity securities were observable in active markets, these securities were reclassified into Level 2 within the fair value hierarchy as of September 30, 2012. There were no such transfers between levels of the fair value hierarchy during 2011.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2011	$1,433	$29,841	$31,274
Realized gains (losses) included in net income	(256)	212	(44)
Unrealized gains (losses) included in other comprehensive income	10,394	(270)	10,124
Capitalization of interest	1,214	—	1,214
Additions through acquisition		1,194	1,194
Sales	—	—	—
Issues	—	—	—
Settlements	—	(4,037)	(4,037)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(24,703)	(24,703)

Balance at December 31, 2011	$12,785	$2,237	$15,022
Realized gains (losses) included in net income	—	14	14
Unrealized gains (losses) included in other comprehensive income	4,081	782	4,863
Reclassification adjustment	(952)	—	(952)
Sales	—	—	—
Issues	—	—	—
Settlements	(846)	—	(846)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(3,033)	(3,033)

Balance at December 31, 2012	$15,068	$—	$15,068

For 2012 and 2011, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

The following table presents information as of December 31, 2012 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$15,068	Discounted cash flows	Default rate	0-100%

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

Nonrecurring Fair Value Measurements

Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following table provides the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets as of the dates presented and the level within the fair value hierarchy each is classified:

	Level 1	Level 2	Level 3	Totals
December 31, 2012
Impaired loans	$—	$—	$20,178	$20,178
OREO	—	—	33,761	33,761

Total	$—	$—	$53,939	$53,939

	Level 1	Level 2	Level 3	Totals
December 31, 2011
Impaired loans	$—	$—	$38,064	$38,064
OREO	—	—	23,945	23,945

Total	$—	$—	$62,009	$62,009

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the year ended December 31, 2012 and 2011, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $27,149 and $46,596 at December 31, 2012 and December 31, 2011, respectively, and a specific reserve for these loans of $6,971 and $8,532 was included in the allowance for loan losses for the same periods ended.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	December 31, 2012	December 31, 2011
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$19,254	$7,111
Impairment recognized in results of operations	(901)	(305)
Increase in FDIC loss-share indemnification asset	(3,602)	(1,221)
Receivable from other guarantor	(41)	—

Fair value	$14,710	$5,585

OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$22,277	$25,252
Impairment recognized in results of operations	(3,226)	(6,892)

Fair value	$19,051	$18,360

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2012 and 2011, respectively, and no impairment charges were recognized in earnings during 2012 or 2011.

The following table presents information as of December 31, 2012 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$20,178	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$33,761	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

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

Net gains of $402 resulting from fair value changes of these mortgage loans were recorded in income during 2012. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.

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

The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2012
Mortgage loans held for sale measured at fair value	$34,845	$34,002	$843
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial assets
Cash and cash equivalents	$132,420	$132,420	$—	$—	$132,420
Securities held to maturity	317,766	—	334,475	—	334,475
Securities available for sale	356,311	—	341,243	15,068	356,311
Mortgage loans held for sale	34,845	—	34,845	—	34,845
Loans covered under loss-share agreements	237,088	—	—	235,890	235,890
Loans not covered under loss-share agreements, net	2,528,818	—	—	2,452,937	2,452,937
FDIC loss-share indemnification asset	44,153	—	—	44,153	44,153
Derivative instruments	4,654	—	4,654	—	4,654

Financial liabilities
Deposits	$3,461,221	$2,268,568	$1,200,785	$—	$3,469,353
Short-term borrowings	5,254	5,254	—	—	5,254
Federal Home Loan Bank advances	83,843	—	99,870	—	99,870
Junior subordinated debentures	75,609	—	27,985	—	27,985
Derivative instruments	5,514	—	5,514	—	5,514

	Carrying Value	Fair Value
December 31, 2011
Financial assets
Cash and cash equivalents	$209,017	$209,017
Securities held to maturity	332,410	344,618
Securities available for sale	463,931	463,931
Mortgage loans held for sale	28,222	28,222
Loans covered under loss-share agreements	339,462	351,318
Loans not covered under loss-share agreements, net	2,197,282	2,220,159
FDIC loss-share indemnification asset	107,754	107,754
Derivative instruments	3,329	3,329

Financial liabilities
Deposits	$3,412,237	$3,420,775
Short-term borrowings	11,485	11,485
Federal Home Loan Bank advances	117,454	127,976
Junior subordinated debentures	75,770	28,832
TLGP Senior Note	50,000	50,384
Derivative instruments	2,490	2,490

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note R – Fair Value Measurements (continued)

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

TLGP Senior Note: The fair value for the Company’s senior note guaranteed by the FDIC under the TLGP is determined by discounting the future cash flows using the current market rate. The outstanding balance of the Company’s TLGP note was paid in full in March 2012.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note S – Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2012, the Company had notional amounts of $81,879 on interest rate contracts with corporate customers and $81,879 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

In March and April 2012, the Company entered into two interest rate swap agreements effective March 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. The interest rate swaps had a total fair value of $(2,164) at December 31, 2012.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. Deferred gains related to the swaps of $503, $610, and $363 were amortized into net interest income for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $72,757 and $56,217 at December 31, 2012 and 2011, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $100,000 and $42,074 at December 31, 2012 and 2011, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note S – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

	Balance Sheet Location	Fair Value
		December 31,
		2012	2011
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,083	$2,132
Interest rate lock commitments	Other Assets	1,571	1,197

Totals		$4,654	$3,329

Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$2,164	$—

Totals		$2,164	$—

Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$3,152	$2,063
Forward commitments	Other Liabilities	198	427

Totals		$3,350	$2,490

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2012	2011	2010
Derivatives designated as cash flow hedging instruments:
Interest rate contracts:
Included in interest income on loans	$503	$610	$915
Included in interest expense on borrowings	—	—	(225)

Total	$503	$610	$690

Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$2,345	$994	$86
Included in other noninterest expense	(69)	—	—
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	375	881	71
Forward commitments
Included in gains on sales of mortgage loans held for sale	(3,550)	(427)	—

Total	$(899)	$1,448	$157

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information

(In Thousands)

Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents(1)	$3,883	$4,724
Investments	6,568	2,237
Investment in bank subsidiary(1)	563,345	552,524
Accrued interest receivable on bank balances(1)	9	16
Stock options receivable(1)	102	620
Other assets	4,048	3,381

Total assets	$577,955	$563,502

Liabilities and shareholders’ equity
Junior subordinated debentures	$75,609	$75,770
Intercompany borrowed funds(1)	1,500	—
Accrued interest payable on intercompany borrowed funds(1)	21	—
Other liabilities	2,617	530
Shareholders’ equity	498,208	487,202

Total liabilities and shareholders’ equity	$577,955	$563,502

(1)	Eliminates in consolidation

Statements of Income

	Year Ended December 31,
	2012	2011	2010
Income
Dividends from bank subsidiary(1)	$18,117	$17,071	$15,709
Interest income from bank subsidiary(1)	16	30	47
Other dividends	114	81	91
Other income	22	202	35

Total income	18,269	17,384	15,882

Expenses	3,190	2,898	3,431

Income before income tax benefit and equity in undistributed net income of bank subsidiary	15,079	14,486	12,451
Income tax benefit	(1,160)	(989)	(1,246)
Equity in undistributed net income of bank subsidiary(1)	10,398	10,157	17,978

Net income	$26,637	$25,632	$31,675

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$26,637	$25,632	$31,675
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(10,398)	(10,157)	(17,978)
Amortization	(161)	(350)	(160)
(Increase) decrease in other assets	(418)	183	503
Increase in other liabilities	2,139	590	640

Net cash provided by operating activities	17,799	15,898	14,680

Investing activities
Purchase of securities held to maturity	(3,500)	—	—
Purchase of securities available for sale	(15)	—	(1,000)
Investment in subsidiaries	—	(15,000)	(35,000)

Net cash used in investing activities	(3,515)	(15,000)	(36,000)

Financing activities
Cash paid for dividends	(17,117)	(17,071)	(15,709)
Cash received on exercise of stock-based compensation	548	218	126
Excess tax(expense) benefits from exercise of stock options	(56)	—	5
Proceeds from advances from bank subsidiary	1,500	—	—
Proceeds from equity offering	—	—	51,832

Net cash (used in) provided by financing activities	(15,125)	(16,853)	36,254

(Decrease) increase in cash and cash equivalents	(841)	(15,955)	14,934
Cash and cash equivalents at beginning of year	4,724	20,679	5,745

Cash and cash equivalents at end of year	$3,883	$4,724	$20,679

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note U – Quarterly Results of Operations

(In Thousands, Except Share Data) (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Interest income	$40,505	$39,978	$39,154	$39,676
Interest expense	7,662	6,568	6,022	5,723

Net interest income	32,843	33,410	33,132	33,953
Provision for loan losses	4,800	4,700	4,625	4,000
Noninterest income	16,387	16,238	18,014	18,072
Noninterest expense	36,621	36,710	38,631	38,497

Income before income taxes	7,809	8,238	7,890	9,528
Income taxes	1,835	1,893	853	2,247

Net income	$5,974	$6,345	$7,037	$7,281

Basic earnings per share	$0.24	$0.25	$0.28	$0.29

Diluted earnings per share	$0.24	$0.25	$0.28	$0.29

2011
Interest income	$43,843	$43,819	$41,981	$41,044
Interest expense	12,707	11,153	9,070	8,471

Net interest income	31,136	32,666	32,911	32,573
Provision for loan losses	5,500	5,350	5,500	6,000
Noninterest income	20,995	12,380	18,395	12,929
Noninterest expense	35,993	31,645	36,958	32,364

Income before income taxes	10,638	8,051	8,848	7,138
Income taxes	3,085	2,294	2,316	1,348

Net income	$7,553	$5,757	$6,532	$5,790

Basic earnings per share	$0.30	$0.23	$0.26	$0.23

Diluted earnings per share	$0.30	$0.23	$0.26	$0.23

Refer to Note B, “Mergers and Acquisitions,” above for a discussion of the Bank’s acquisition of specified assets and assumption of specified liabilities of American Trust in the first quarter of 2011 and the acquisition of RBC (USA) Trust Division in the third quarter of 2011. The Company recognized gains on sales of securities available for sale of $5,041 during the third quarter of 2011, and $904 and $869 in the first and second quarters of 2012, respectively. The gains are included in “Noninterest income” in the table above.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note V – Other Comprehensive Income

(In Thousands)

Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2012
Securities available for sale:
Unrealized holding gains on securities	$5,351	$2,046	$3,305
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(1,894)	(724)	(1,170)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(567)	(217)	(350)

Total securities available for sale	2,890	1,105	1,785
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,164)	(828)	(1,336)
Reclassification adjustment for gains realized in net income	(503)	(192)	(311)

Total derivative instruments	(2,667)	(1,020)	(1,647)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(1,225)	(469)	(756)
Amortization of net actuarial loss recognized in net periodic pension cost	428	164	264

Total defined benefit pension and post-retirement benefit plans	(797)	(305)	(492)

Total other comprehensive loss	$(574)	$(220)	$(354)

Year Ended December 31, 2011
Securities available for sale:
Unrealized holding gains on securities	$36,346	$13,903	$22,443
Non-credit related portion of other-than-temporary impairment on securities	(15,183)	(5,807)	(9,376)
Reclassification adjustment for gains realized in net income	(4,795)	(1,834)	(2,961)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(1,000)	(383)	(617)

Total securities available for sale	15,368	5,879	9,489
Derivative instruments:
Reclassification adjustment for gains realized in net income	(610)	(233)	(377)

Total derivative instruments	(610)	(233)	(377)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(1,769)	(677)	(1,092)
Amortization of net actuarial loss recognized in net periodic pension cost	444	170	274

Total defined benefit pension and post-retirement benefit plans	(1,325)	(507)	(818)

Total other comprehensive income	$13,433	$5,139	$8,294

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note V – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2010
Securities available for sale:
Unrealized holding gains on securities	$3,098	$1,185	$1,913
Non-credit related portion of other-than-temporary impairment on securities	(13,114)	(5,016)	(8,098)
Reclassification adjustment for gains realized in net income	(3,955)	(1,513)	(2,442)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(1,020)	(390)	(630)

Total securities available for sale	(14,991)	(5,734)	(9,257)
Derivative instruments:
Unrealized holding gains on derivative instruments	256	98	158
Reclassification adjustment for gains realized in net income	(363)	(139)	(224)

Total derivative instruments	(107)	(41)	(66)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	84	32	52
Amortization of net actuarial loss recognized in net periodic pension cost	463	177	286

Total defined benefit pension and post-retirement benefit plans	547	209	338

Total other comprehensive loss	$(14,551)	$(5,566)	$(8,985)

The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2012	2011	2010
Unrealized gains (losses) on securities	$17,428	$15,643	$(3,222)
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)	(8,098)
Unrealized (losses) gains on derivative instruments	(1,211)	436	813
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(7,244)	(6,752)	(5,934)

Total accumulated other comprehensive loss	$(8,501)	$(8,147)	$(16,441)

Note W – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic and diluted net income per common share calculations are as follows:

	Year Ended December 31,
	2012	2011	2010
Basic
Net income applicable to common stock	$26,637	$25,632	$31,675
Average common shares outstanding	25,108,652	25,058,381	22,842,502
Net income per common share—basic	$1.06	$1.02	$1.39

Diluted
Net income applicable to common stock	$26,637	$25,632	$31,675
Average common shares outstanding	25,108,652	25,058,381	22,842,502
Effect of dilutive stock-based compensation	66,340	127,750	133,586

Average common shares outstanding—diluted	25,174,992	25,186,131	22,976,088
Net income per common share—diluted	$1.06	$1.02	$1.38

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note X – Subsequent Events

Merger with First M&F Corporation

On February 7, 2013, the Company announced the signing of a definitive merger agreement pursuant to which it will acquire First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation.

According to the terms of the merger agreement, each First M&F common shareholder will receive 0.6425 shares of Renasant common stock for each share of First M&F common stock, and the merger is expected to qualify as a tax-free reorganization for First M&F shareholders. Based on Renasant’s 10-day average closing price of $19.22 per share as of February 4, 2013, the aggregate transaction value is approximately $118.8 million.

The acquisition is expected to close in the third quarter of 2013 and is subject to regulatory approval, the approval of the shareholders of both the Company and First M&F, and other customary conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Merchants and Farmers Bank is expected to merge with and into Renasant Bank immediately after the merger of First M&F with and into the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based upon their evaluation as of December 31, 2012, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference.

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

Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Board of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference.

The following table includes certain information about the Company’s equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information at December 31, 2012
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,186,375	$19.28	398,826
Equity compensation plans not approved by security holders(2)	92,873	12.57	0

Total	1,279,248	$18.79	398,826

(1)	As of December 31, 2012, there were two shareholder-approved equity compensation plans:

•

The first shareholder approved plan is the 2001 LTIP, which expired by its terms on October 8, 2011. On its expiration date, a total of 1,537,500 shares of common stock had been authorized for issuance under the plan. At December 31, 2012, options to acquire 1,014,375 shares were outstanding. No further grants or awards can be made under the 2001 LTIP.

•

At the 2011 annual meeting of shareholders held on April 9, 2011, our shareholders approved the 2011 LTIP. A total of 600,000 shares of common stock have been reserved for grant, award or issuance under the 2011 LTIP. As of December 31, 2012, 398,826 shares are remaining for issuance under the 2011 LTIP.

(2)	As of December 31, 2012, there were four equity compensation plans that were not approved by our shareholders:

•

In connection with the merger with Renasant Bancshares, Inc., we assumed the Renasant Bancshares, Inc. Stock Option Plan, under which options to purchase an aggregate of 1,675 shares of our common stock remain outstanding as of December 31, 2012; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

In connection with the merger with Heritage, we assumed the Heritage Financial Holding Corporation Incentive Stock Compensation Plan, under which options to purchase an aggregate of 8,700 shares of our common stock remained outstanding as of December 31, 2012; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

In connection with the merger with Capital, we assumed the Capital 2001 Stock Option Plan, under which options to purchase an aggregate of 82,498 shares of our common stock remained outstanding as of December 31, 2012; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•

The DSU Plan is described in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders under the heading “Compensation Discussion and Analysis - How are perquisites and retirement plans integrated into our compensation program?”. An aggregate of 317,500 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 188,020 shares of our common stock have been credited to participant accounts.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1)  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2012, 2011 and 2010 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting

(ii)	Reports of Independent Registered Public Accounting Firm

(iii)	Consolidated Balance Sheets – December 31, 2012 and 2011

(iv)	Consolidated Statements of Income – Years ended December 31, 2012, 2011 and 2010

(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010

(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2012, 2011 and 2010

(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010

(viii)	Notes to Consolidated Financial Statements

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

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(2)

(3)(i)	Articles of Incorporation of the Company, as amended(3)

(3)(ii)	Restated Bylaws of the Company (4)

(4)(i)	Articles of Incorporation of the Company, as amended(3)

(4)(ii)	Restated Bylaws of the Company (4)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(5)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(6)

(10)(iii)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(7)

(10)(iv)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(8)

(10)(v)	Description of Performance Based Rewards Bonus Plan*(9)

(10)(vi)	Renasant Bank Executive Deferred Income Plan, as amended*(10)

(10)(vii)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(11)

(10)(viii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation, as amended.*(12)

(10)(ix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(13)

(10)(x)	Employment Agreement dated as of June 29, 2007 by and between John W. Gregory, Jr. and Renasant Bank.*(14)

(10)(xi)	Termination and Release Agreement dated as of June 29, 2007 by and among John W. Gregory, Jr., Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(15)

(10)(xii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(16)

(10)(xiii)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(17)

(10)(xiv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for John W. Gregory, Jr., executed June 29, 2007.*(18)

(10)(xv)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for John W. Gregory, Jr., executed June 29, 2007.*(19)

(10)(xvi)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(20)

(10)(xvii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for John W. Gregory, Jr., executed June 29, 2007.*(21)

(10)(xviii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan*(22)

(10)(xix)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(23)

(10)(xx)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(24)

(10)(xxi)	Renasant Corporation Severance Pay Plan*(25)

(10)(xxii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Stuart R. Johnson*(26)

(10)(xxiii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and C. Mitchell Waycaster*(27)

(10)(xxiv)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Michael D. Ross*(28)

(10)(xxv)	The Renasant Corporation 2011 Long-Term Incentive Compensation Plan, as amended*(29)

(10)(xxvi)	Change in Control Agreement dated as of January 18, 2011 between Renasant Corporation and Kevin D. Chapman*(30)

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)

The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(4)	Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 22, 2013 and incorporated herein by reference.

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

(29)

Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-179973) filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

(30)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

The Company does not have any long-term debt instruments under which securities are authorized exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Securities and Exchange Commission, upon its request, a copy of all long-term debt instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENASANT CORPORATION

Date: March 8, 2013	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: March 8, 2013	by:	/s/ William M. Beasley
William M. Beasley
Director

Date: March 8, 2013	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date: March 8, 2013	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date: March 8, 2013	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 8, 2013	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date: March 8, 2013	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date: March 8, 2013	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date: March 8, 2013	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date: March 8, 2013	by:	/s/ John T. Foy
John T. Foy
Director

Date: March 8, 2013	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

S-1

Date: March 8, 2013	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date: March 8, 2013	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date: March 8, 2013	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date: March 8, 2013	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2013	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date: March 8, 2013	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date: March 8, 2013	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

S-2

EXHIBIT INDEX

Exhibit Number	Description

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)

The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.