Form 10-Q
period 2013-03-31
RENASANT CORP
filed 2013-05-08
CIK 715072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 25,221,488 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$58,530	$63,225
Interest-bearing balances with banks	131,498	69,195

Cash and cash equivalents	190,028	132,420

Securities held to maturity (fair value of $358,672 and $334,475, respectively)	344,599	317,766
Securities available for sale, at fair value	396,014	356,311

Mortgage loans held for sale, at fair value	26,286	34,845
Loans, net of unearned income:
Covered under loss-share agreements	213,872	237,088
Not covered under loss-share agreements	2,594,438	2,573,165

Total loans, net of unearned income	2,808,310	2,810,253
Allowance for loan losses	(46,505)	(44,347)

Loans, net	2,761,805	2,765,906

Premises and equipment, net	67,823	66,752

Other real estate owned:
Covered under loss-share agreements	35,095	45,534
Not covered under loss-share agreements	39,786	44,717

Total other real estate owned, net	74,881	90,251

Goodwill	184,779	184,859
Other intangible assets, net	5,742	6,066
FDIC loss-share indemnification asset	34,524	44,153
Other assets	181,177	179,287

Total assets	$4,267,658	$4,178,616

Liabilities and shareholders’ equity

Liabilities
Deposits
Noninterest-bearing	$567,065	$568,214
Interest-bearing	2,988,110	2,893,007

Total deposits	3,555,175	3,461,221

Short-term borrowings	6,848	5,254
Long-term debt	157,215	159,452
Other liabilities	46,045	54,481

Total liabilities	3,765,283	3,680,408

Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued; 25,208,733 and 25,157,637 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(24,933)	(25,626)
Additional paid-in capital	217,951	218,128
Retained earnings	183,902	180,628
Accumulated other comprehensive loss, net of taxes	(8,124)	(8,501)

Total shareholders’ equity	502,375	498,208

Total liabilities and shareholders’ equity	$4,267,658	$4,178,616

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans	$34,158	$34,282
Securities
Taxable	2,791	4,010
Tax-exempt	1,947	2,128
Other	49	85

Total interest income	38,945	40,505

Interest expense
Deposits	4,080	5,419
Borrowings	1,484	2,243

Total interest expense	5,564	7,662

Net interest income	33,381	32,843
Provision for loan losses	3,050	4,800

Net interest income after provision for loan losses	30,331	28,043

Noninterest income
Service charges on deposit accounts	4,500	4,525
Fees and commissions	4,831	3,928
Insurance commissions	818	898
Wealth management revenue	1,724	1,942
Gains on sales of securities	54	904
BOLI income	730	1,111
Gains on sales of mortgage loans held for sale	3,565	1,281
Other	1,113	1,798

Total noninterest income	17,335	16,387

Noninterest expense
Salaries and employee benefits	21,274	18,649
Data processing	2,043	2,040
Net occupancy and equipment	3,604	3,615
Other real estate owned	2,049	3,999
Professional fees	1,173	971
Advertising and public relations	1,490	1,197
Intangible amortization	323	358
Communications	1,127	1,103
Extinguishment of debt	—	898
Other	4,474	3,791

Total noninterest expense	37,557	36,621

Income before income taxes	10,109	7,809
Income taxes	2,538	1,835

Net income	$7,571	$5,974

Basic earnings per share	$0.30	$0.24

Diluted earnings per share	$0.30	$0.24

Cash dividends per common share	$0.17	$0.17

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2013	2012
Net income	$7,571	$5,974

Other comprehensive income, net of tax:

Securities available for sale:
Unrealized holding gains on securities	146	1,018
Reclassification adjustment for losses (gains) realized in net income	71	(558)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(66)	(102)

Total securities available for sale	151	358

Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	207	(111)
Reclassification adjustment for gains realized in net income	(53)	(94)

Totals derivative instruments	154	(205)

Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	72	66

Total defined benefit pension and post-retirement benefit plans	72	66

Other comprehensive income, net of tax	377	219

Comprehensive income	$7,948	$6,193

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net cash provided by operating activities	$41,340	$62,609

Investing activities
Purchases of securities available for sale	(70,720)	(78,210)
Proceeds from sales of securities available for sale	9,013	22,685
Proceeds from call/maturities of securities available for sale	21,425	43,433
Purchases of securities held to maturity	(59,987)	(53,899)
Proceeds from sales of securities held to maturity	4,461	—
Proceeds from call/maturities of securities held to maturity	28,590	27,975
Net increase in loans	(3,608)	(29,776)
Purchases of premises and equipment	(2,337)	(3,139)
Proceeds from sales of premises and equipment	—	45

Net cash used in investing activities	(73,163)	(70,886)

Financing activities
Net (decrease) increase in noninterest-bearing deposits	(1,149)	4,045
Net increase in interest-bearing deposits	95,103	56,884
Net increase (decrease) in short-term borrowings	1,594	(3,655)
Repayment of long-term debt	(2,197)	(79,261)
Cash paid for dividends	(4,300)	(4,275)
Cash received on exercise of stock-based compensation	225	200
Excess tax benefit from stock-based compensation	155	—

Net cash provided by (used in) financing activities	89,431	(26,062)

Net increase (decrease) in cash and cash equivalents	57,608	(34,339)
Cash and cash equivalents at beginning of period	132,420	209,017

Cash and cash equivalents at end of period	$190,028	$174,678

Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate owned	$5,828	$7,481

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

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 8, 2013.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after March 31, 2013 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities

(In Thousands)

The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Obligations of other U.S. Government agencies and corporations	$125,046	$149	$(263)	$124,932
Obligations of states and political subdivisions	219,553	14,339	(152)	233,740

	$344,599	$14,488	$(415)	$358,672

December 31, 2012
Obligations of other U.S. Government agencies and corporations	$90,045	$116	$(232)	$89,929
Obligations of states and political subdivisions	227,721	16,860	(35)	244,546

	$317,766	$16,976	$(267)	$334,475

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $4,292, and the Company recognized a net gain of $169 on the sale during the three months ended March 31, 2013. No securities classified as held to maturity were sold during the three months ended March 31, 2012.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – Securities (continued)

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Obligations of other U.S. Government agencies and corporations	$2,163	$261	$—	$2,424
Residential mortgage backed securities:
Government agency mortgage backed securities	164,222	4,486	(529)	168,179
Government agency collateralized mortgage obligations	131,815	2,107	(620)	133,302
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,797	2,826	(3)	44,620
Government agency collateralized mortgage obligations	5,070	269	—	5,339
Trust preferred securities	27,829	—	(11,667)	16,162
Other debt securities	21,734	832	(12)	22,554
Other equity securities	2,355	1,079	—	3,434

	$396,985	$11,860	$(12,831)	$396,014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$2,169	$273	$—	$2,442
Residential mortgage backed securities:
Government agency mortgage backed securities	139,699	5,209	(91)	144,817
Government agency collateralized mortgage obligations	115,647	2,273	(399)	117,521
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,981	3,077	—	45,058
Government agency collateralized mortgage obligations	5,091	316	—	5,407
Trust preferred securities	28,612	—	(13,544)	15,068
Other debt securities	22,079	852	(1)	22,930
Other equity securities	2,355	713	—	3,068

	$357,633	$12,713	$(14,035)	$356,311

Gross realized gains and gross realized losses on sales of securities available for sale for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Gross gains on sales of securities available for sale	$—	$904
Gross losses on sales of securities available for sale	(115)	—

(Loss) Gain on sales of securities available for sale, net	$(115)	$904

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – Securities (continued)

At March 31, 2013 and December 31, 2012, securities with a carrying value of $402,092 and $308,362, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $14,984 and $19,006 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of securities at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,001	$9,063	$—	$—
Due after one year through five years	35,213	36,388	—	—
Due after five years through ten years	167,113	170,582	2,163	2,424
Due after ten years	133,272	142,639	27,829	16,162
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	164,222	168,179
Government agency collateralized mortgage obligations	—	—	131,815	133,302
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	41,797	44,620
Government agency collateralized mortgage obligations	—	—	5,070	5,339
Other debt securities	—	—	21,734	22,554
Other equity securities	—	—	2,355	3,434

	$344,599	$358,672	$396,985	$396,014

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2013
Obligations of other U.S. Government agencies and corporations	$65,161	$(263)	$—	$—	$65,161	$(263)
Obligations of states and political subdivisions	9,183	(151)	125	(1)	9,308	(152)

Total	$74,344	$(414)	$125	$(1)	74,469	$(415)

December 31, 2012
Obligations of other U.S. Government agencies and corporations	$35,224	$(232)	$—	$—	$35,224	$(232)
Obligations of states and political subdivisions	2,861	(34)	126	(1)	2,987	(35)

Total	$38,085	$(266)	$126	$(1)	$38,211	$(267)

Available for Sale:
March 31, 2013
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	39,867	(529)	—	—	39,867	(529)
Government agency collateralized mortgage obligations	67,740	(620)	—	—	67,740	(620)
Commercial mortgage backed securities:
Government agency mortgage backed securities	879	(3)	—	—	879	(3)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	16,162	(11,667)	16,162	(11,667)
Other debt securities	3,054	(10)	2,163	(2)	5,217	(12)

Total	$111,540	$(1,162)	$18,325	$(11,669)	$129,865	$(12,831)

December 31, 2012
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	15,431	(91)	—	—	15,431	(91)
Government agency collateralized mortgage obligations	44,616	(389)	1,605	(10)	46,221	(399)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	—	—	—
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	15,068	(13,544)	15,068	(13,544)
Other debt securities	—	—	2,188	(1)	2,188	(1)
Other equity securities	—	—	—	—	—	—

Total	$60,047	$(480)	$18,861	$(13,555)	$78,908	$(14,035)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note B – Securities (continued)

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

The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $27,829 and $28,612 and a fair value of $16,162 and $15,068, at March 31, 2013 and December 31, 2012, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At March 31, 2013, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three months ended March 31, 2013.

However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at March 31, 2013. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.

The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2013:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,216	$1,193	$(23)	Ca	35%
XXIII	Pooled	B-2	8,969	6,011	(2,958)	Ca	22%
XXIV	Pooled	B-2	12,076	5,867	(6,209)	Ca	35%
XXVI	Pooled	B-2	5,568	3,091	(2,477)	Ca	33%

			$27,829	$16,162	$(11,667)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2013	2012
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—

Balance at March 31	$(3,337)	$(3,337)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses

(In Thousands, Except Number of Loans)

The following is a summary of loans as of the dates presented:

	March 31, 2013	December 31, 2012
Commercial, financial, agricultural	$308,169	$317,050
Lease financing	165	195
Real estate – construction	111,132	105,706
Real estate – 1-4 family mortgage	899,694	903,423
Real estate – commercial mortgage	1,431,754	1,426,643
Installment loans to individuals	57,399	57,241

Gross loans	2,808,313	2,810,258
Unearned income	(3)	(5)

Loans, net of unearned income	2,808,310	2,810,253
Allowance for loan losses	(46,505)	(44,347)

Net loans	$2,761,805	$2,765,906

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses (continued)

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

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2013
Commercial, financial, agricultural	$730	$—	$303,975	$304,705	$71	$3,205	$188	$3,464	$308,169
Lease financing	—	—	165	165	—	—	—	—	165
Real estate – construction	—	—	109,484	109,484	—	1,648	—	1,648	111,132
Real estate – 1-4 family mortgage	8,598	1,487	865,825	875,910	1,250	9,071	13,463	23,784	899,694
Real estate – commercial mortgage	4,990	1,069	1,381,482	1,387,541	2,899	32,185	9,129	44,213	1,431,754
Installment loans to individuals	223	45	56,886	57,154	1	243	1	245	57,399
Unearned income	—	—	(3)	(3)	—	—	—	—	(3)

Total	$14,541	$2,601	$2,717,814	$2,734,956	$4,221	$46,352	$22,781	$73,354	$2,808,310

December 31, 2012
Commercial, financial, agricultural	$484	$15	$312,943	$313,442	$215	$3,131	$262	$3,608	$317,050
Lease financing	—	—	195	195	—	—	—	—	195
Real estate – construction	80	—	103,978	104,058	—	1,648	—	1,648	105,706
Real estate – 1-4 family mortgage	6,685	1,992	867,053	875,730	1,249	13,417	13,027	27,693	903,423
Real estate – commercial mortgage	5,084	1,250	1,373,470	1,379,804	325	38,297	8,217	46,839	1,426,643
Installment loans to individuals	197	50	56,715	56,962	7	265	7	279	57,241
Unearned income	—	—	(5)	(5)	—	—	—	—	(5)

Total	$12,530	$3,307	$2,714,349	$2,730,186	$1,796	$56,758	$21,513	$80,067	$2,810,253

Restructured loans contractually 90 days past due totaled $646 at December 31, 2012. There were no restructured loans contractually 90 days past due at March 31, 2013. The outstanding balance of restructured loans on nonaccrual status was $9,280 and $11,420 at March 31, 2013 and December 31, 2012, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses (continued)

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial, consumer and construction loans above a minimum dollar amount threshold by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

Impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2013
Commercial, financial, agricultural	$4,243	$1,524	$1,593	$3,117	$699
Lease financing	—	—	—	—	—
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	73,810	30,147	6,718	36,865	8,641
Real estate – commercial mortgage	112,680	36,004	37,323	73,327	8,194
Installment loans to individuals	—	—	—	—	—

Total	$193,180	$67,675	$47,282	$114,957	$17,534

December 31, 2012
Commercial, financial, agricultural	$5,142	$1,620	$1,620	$3,240	$708
Lease financing	—	—	—	—	—
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	80,022	28,848	10,094	38,942	9,201
Real estate – commercial mortgage	118,167	34,400	39,450	73,850	7,688
Installment loans to individuals	—	—	—	—	—

Totals	$205,778	$64,868	$52,812	$117,680	$17,597

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$3,758	$—	$5,910	$8
Lease financing	—	—	—	—
Real estate – construction	1,650	—	6,474	—
Real estate – 1-4 family mortgage	43,097	183	51,005	324
Real estate – commercial mortgage	79,940	343	97,938	519
Installment loans to individuals	—	—	—	—

Total	$128,445	$526	$161,327	$851

(1)

Includes interest income recognized using the cash-basis method of income recognition of $214. No interest income was recognized using the cash-basis method of income recognition during the three months ended March 31, 2013.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses (continued)

Restructured Loans

Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition and which are performing in accordance with the new terms. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans. The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2013
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	20,713	11,110
Real estate – commercial mortgage	18	20,113	19,104
Installment loans to individuals	1	184	173

Total	42	$41,010	$30,387

December 31, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	19	18,450	10,853
Real estate – commercial mortgage	16	18,985	18,409
Installment loans to individuals	1	184	174

Total	36	$37,619	$29,436

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2013	36	$29,436
Additional loans with concessions	6	1,275
Reductions due to:
Reclassified as nonperforming	—	—
Charge-offs		—
Transfer to other real estate owned	—	—
Principal paydowns		(324)
Lapse of concession period	—	—

Totals at March 31, 2013	42	$30,387

The allocated allowance for loan losses attributable to restructured loans was $4,061 and $3,969 at March 31, 2013 and December 31, 2012, respectively. The Company had $289 and $288 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2013 and December 31, 2012, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses (continued)

Credit Quality

For loans originated for commercial purposes, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor. The “Watch” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 6 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
March 31, 2013
Commercial, financial, agricultural	$223,166	$2,216	$1,962	$227,344
Real estate – construction	78,948	772	—	79,720
Real estate – 1-4 family mortgage	98,816	17,132	32,038	147,986
Real estate – commercial mortgage	999,221	43,856	41,445	1,084,522
Installment loans to individuals	1	—	—	1

Total	$1,400,152	$63,976	$75,445	$1,539,573

December 31, 2012
Commercial, financial, agricultural	$226,540	$1,939	$3,218	$231,697
Real estate – construction	71,633	651	—	72,284
Real estate – 1-4 family mortgage	96,147	24,138	32,589	152,874
Real estate – commercial mortgage	989,095	46,148	37,996	1,073,239
Installment loans to individuals	7	—	—	7

Total	$1,383,422	$72,876	$73,803	$1,530,101

For portfolio balances of consumer, consumer mortgage and certain other loans originated for other than commercial purposes, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
March 31, 2013
Commercial, financial, agricultural	$70,121	$165	$70,286
Lease financing	165	—	165
Real estate – construction	29,764	—	29,764
Real estate – 1-4 family mortgage	678,363	5,444	683,807
Real estate – commercial mortgage	202,517	1,023	203,540
Installment loans to individuals	55,295	94	55,389

Total	$1,036,225	$6,726	$1,042,951

December 31, 2012
Commercial, financial, agricultural	$74,003	$210	$74,213
Lease financing	195	—	195
Real estate – construction	31,774	—	31,774
Real estate – 1-4 family mortgage	670,074	5,328	675,402
Real estate – commercial mortgage	195,086	449	195,535
Installment loans to individuals	54,918	91	55,009

Total	$1,026,050	$6,078	$1,032,128

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality

Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
March 31, 2013
Commercial, financial, agricultural	$—	$10,157	$382	$10,539
Lease financing	—	—	—	—
Real estate – construction	—	1,648	—	1,648
Real estate – 1-4 family mortgage	1,999	63,490	2,412	67,901
Real estate – commercial mortgage	25,204	111,337	7,151	143,692
Installment loans to individuals	—	37	1,972	2,009

Total	$27,203	$186,669	$11,917	$225,789

December 31, 2012
Commercial, financial, agricultural	$—	$10,800	$340	$11,140
Lease financing	—	—	—	—
Real estate – construction	—	1,648	—	1,648
Real estate – 1-4 family mortgage	6,122	67,326	1,699	75,147
Real estate – commercial mortgage	25,782	125,379	6,708	157,869
Installment loans to individuals	—	31	2,194	2,225

Total	$31,904	$205,184	$10,941	$248,029

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at March 31, 2013:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$73,565	$220,553	$14,215	$308,333
Nonaccretable difference(1)	(46,357)	(29,998)	(1,187)	(77,542)

Cash flows expected to be collected	27,208	190,555	13,028	230,791
Accretable yield(2)	(5)	(3,886)	(1,111)	(5,002)

Fair value	$27,203	$186,669	$11,917	$225,789

(1)	Represents contractual principal and interest cash flows of $68,453 and $9,088, respectively, not expected to be collected.
(2)	Represents contractual interest payments of $3,723 expected to be collected and purchase discount of $1,279.

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2013	$(13)	$(6,705)	$(1,130)	$(7,848)
Reclasses from nonaccretable difference	(71)	(309)	(179)	(559)
Accretion	79	3,128	198	3,405

Balance at March 31, 2013	$(5)	$(3,886)	$(1,111)	$(5,002)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses (continued)

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

Note C – Loans and the Allowance for Loan Losses (continued)

The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Three Months Ended March 31, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(234)	—	(614)	(593)	(64)	(1,505)
Recoveries	157	16	339	91	10	613

Net charge-offs	(77)	16	(275)	(502)	(54)	(892)
Provision for loan losses	(53)	(52)	1,197	1,825	542	3,459
Benefit attributable to FDIC loss-share agreements	(247)	—	(261)	(661)	—	(1,169)
Recoveries payable to FDIC	12	1	729	18	—	760

Provision for loan losses charged to operations	(288)	(51)	1,665	1,182	542	3,050

Ending balance	$2,942	$676	$19,737	$22,096	$1,054	$46,505

Period-End Amount Allocated to:
Individually evaluated for impairment	$699	$—	$8,641	$8,194	$—	$17,534
Collectively evaluated for impairment	2,243	676	11,096	13,902	1,054	28,971
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$2,942	$676	$19,737	$22,096	$1,054	$46,505

Three Months Ended March 31, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Charge-offs	(1,388)	(4)	(1,874)	(1,882)	(71)	(5,219)
Recoveries	22	—	161	52	20	255

Net charge-offs	(1,366)	(4)	(1,713)	(1,830)	(51)	(4,964)
Provision for loan losses	604	(170)	4,943	3,283	(46)	8,614
Benefit attributable to FDIC loss-share agreements	(217)	(17)	(1,549)	(2,076)	—	(3,859)
Recoveries payable to FDIC	2	—	20	23	—	45

Provision for loan losses charged to operations	389	(187)	3,414	1,230	(46)	4,800

Ending balance	$3,220	$882	$18,892	$20,379	$803	$44,176

Period-End Amount Allocated to:
Individually evaluated for impairment	$868	$16	$5,722	$6,868	$—	$13,474
Collectively evaluated for impairment	2,352	866	13,170	13,511	803	30,702
Acquired with deteriorated credit quality	—	—	—	—	—	—

Ending balance	$3,220	$882	$18,892	$20,379	$803	$44,176

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses (continued)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
March 31, 2013
Individually evaluated for impairment	$1,524	$—	$30,147	$36,004	$—	$67,675
Collectively evaluated for impairment	296,106	109,484	801,646	1,252,058	55,552	2,514,846
Acquired with deteriorated credit quality	10,539	1,648	67,901	143,692	2,009	225,789

Ending balance	$308,169	$111,132	$899,694	$1,431,754	$57,561	$2,808,310

December 31, 2012
Individually evaluated for impairment	$1,620	$—	$28,848	$34,400	$—	$64,868
Collectively evaluated for impairment	304,290	104,058	799,428	1,234,374	55,206	2,497,356
Acquired with deteriorated credit quality	11,140	1,648	75,147	157,869	2,225	248,029

Ending balance	$317,050	$105,706	$903,423	$1,426,643	$57,431	$2,810,253

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note D – Other Real Estate Owned

(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
March 31, 2013
Residential real estate	$6,692	$5,559	$12,251
Commercial real estate	10,098	7,288	17,386
Residential land development	3,495	20,428	23,923
Commercial land development	14,810	6,126	20,936
Other	—	385	385

Total	$35,095	$39,786	$74,881

December 31, 2012
Residential real estate	$8,778	$7,842	$16,620
Commercial real estate	14,368	7,779	22,147
Residential land development	5,005	22,490	27,495
Commercial land development	17,383	6,221	23,604
Other	—	385	385

Total	$45,534	$44,717	$90,251

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2013	$45,534	$44,717	$90,251
Transfers of loans	4,262	1,566	5,828
Capitalized improvements	—	129	129
Impairments(1)	(3,115)	(363)	(3,478)
Dispositions	(11,559)	(6,263)	(17,822)
Other	(27)	—	(27)

Balance at March 31, 2013	$35,095	$39,786	$74,881

(1)

Of the total impairment charges of $3,115 recorded for covered OREO, $623 was included in the Consolidated Statements of Income for the three months ended March 31, 2013, while the remaining $2,492 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
	2013	2012
Repairs and maintenance	$353	$579
Property taxes and insurance	353	449
Impairments	986	2,098
Net losses on OREO sales	470	998
Rental income	(113)	(125)

Total	$2,049	$3,999

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note E – FDIC Loss-Share Indemnification Asset

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

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2013	$44,153
Realized losses in excess of initial estimates on:
Loans	1,169
OREO	2,492
Reimbursable expenses	619
Accretion	(731)
Reimbursements received from the FDIC	(13,178)

Balance at March 31, 2013	$34,524

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note F – Mortgage Servicing Rights

(In Thousands)

The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at March 31, 2013 and December 31, 2012.

Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three months ended March 31, 2013 and 2012.

Changes in the Company’s mortgage servicing rights were as follows:

Carrying value at January 1, 2013	$4,233
Capitalization	1,556
Amortization	(146)

Carrying value at March 31, 2013	$5,643

Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2013 are as follows:

Unpaid principal balance	$536,501

Weighted-average prepayment speed (CPR)	3.81%
Estimated impact of a 10% increase	$(249)
Estimated impact of a 20% increase	(288)

Discount rate	11.27%
Estimated impact of a 10% increase	$(197)
Estimated impact of a 20% increase	(380)

Weighted-average coupon interest rate	3.22%
Weighted-average servicing fee (basis points)	25.09
Weighted-average remaining maturity (in months)	284.0

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note G - Employee Benefit and Deferred Compensation Plans

(In Thousands, Except Share Data)

The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$—	$—	$7	$6
Interest cost	188	215	12	16
Expected return on plan assets	(311)	(298)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	97	89	19	18

Net periodic benefit cost	$(26)	$6	$38	$40

In January 2013 and 2012, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2013 and 2012 for the three month periods ended March 31, 2013 and 2012:

	2013 Grant	2012 Grant
Shares granted	37,500	172,000
Dividend yield	3.55%	4.55%
Expected volatility	37%	37%
Risk-free interest rate	0.76%	0.79%
Expected lives	6 years	6 years
Weighted average exercise price	$19.14	$14.96
Weighted average fair value	$4.47	$3.10

In addition, the Company awarded 10,000 shares of time-based restricted stock and 59,850 shares of performance-based restricted stock in January 2013. The time-based restricted stock is earned 100% upon completion of one year of service measured from the grant date. The performance-based restricted stock is earned, if at all, if the Company meets or exceeds financial performance results defined by the board of directors for the year in which the grant was made. The fair value of the restricted stock grants on the date of the grants was $19.14 per share.

In April 2012, an amendment to the Company’s long-term incentive compensation plan was adopted that allows non-employee members of the Board of Directors to participate in the plan. Under this provision, on April 24, 2012, the Company awarded 9,684 shares of time-based restricted stock to non-employee directors which are earned 100% upon the completion of one year of service measured from the grant date. The fair value of the restricted stock grants on the date of the grant was $15.49 per share. In January 2013, 646 shares were forfeited due to the service requirement not being met.

During the three months ended March 31, 2013, the Company reissued 51,096 shares from treasury in connection with the exercise of stock options and issuance of fully vested restricted stock. The Company recorded total stock-based compensation expense of $478 and $292 for the three months ended March 31, 2013 and 2012, respectively.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note H – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three Months Ended March 31, 2013
Net interest income	$33,677	$23	$295	$(614)	$33,381
Provision for loan losses	2,917	—	133	—	3,050
Noninterest income	14,977	1,033	1,304	21	17,335
Noninterest expense	35,059	813	1,581	104	37,557

Income before income taxes	10,678	243	(115)	(697)	10,109
Income taxes	2,723	94	—	(279)	2,538

Net income (loss)	$7,955	$149	$(115)	$(418)	$7,571

Total assets	$4,205,826	$10,214	$39,673	$11,945	$4,267,658
Goodwill	181,996	2,783	—	—	184,779

Three Months Ended March 31, 2012
Net interest income	$33,105	$24	$363	$(649)	$32,843
Provision for loan losses	4,794	—	6	—	4,800
Noninterest income	13,245	1,169	1,951	22	16,387
Noninterest expense	34,263	783	1,466	109	36,621

Income before income taxes	7,293	410	842	(736)	7,809
Income taxes	1,732	159	226	(282)	1,835

Net income (loss)	$5,561	$251	$616	$(454)	$5,974

Total assets	$4,118,598	$10,377	$41,528	$5,987	$4,176,490
Goodwill	182,096	2,783	—	—	184,879

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements

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

Recurring Fair Value Measurements

The Company carries certain assets and liabilities at fair value on a recurring basis in accordance with applicable standards. The Company’s recurring fair value measurements are based on the requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain eligible assets and liabilities at fair value. Assets and liabilities that are required to be carried at fair value include securities available for sale and derivative instruments. The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”).

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

Derivative instruments: The Company uses derivatives to manage various financial risks. Most of the Company’s derivative contracts are extensively traded in over-the-counter markets and are valued using discounted cash flow models which incorporate observable market based inputs including current market interest rates, credit spreads, and other factors. Such instruments are categorized within Level 2 of the fair value hierarchy and include interest rate swaps and other interest rate contracts such as interest rate caps and/or floors. The Company’s interest rate lock commitments are valued using current market prices for mortgage-backed securities with similar characteristics, adjusted for certain factors including servicing and risk. The value of the Company’s forward commitments is based on current prices for securities backed by similar types of loans. Because these assumptions are observable in active markets, the Company’s interest rate lock commitments and forward commitments are categorized within Level 2 of the fair value hierarchy.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,424	$—	$2,424
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	168,179	—	168,179
Government agency collateralized mortgage obligations	—	133,302	—	133,302
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	44,620	—	44,620
Government agency collateralized mortgage obligations	—	5,339	—	5,339
Trust preferred securities	—	—	16,162	16,162
Other debt securities	—	22,554	—	22,554
Other equity securities	—	3,434	—	3,434

Total securities available for sale	—	379,852	16,162	396,014
Derivative instruments:
Interest rate contracts	—	2,796	—	2,796
Interest rate lock commitments	—	1,755	—	1,755

Total derivative instruments	—	4,551	—	4,551
Mortgage loans held for sale	—	26,286	—	26,286

Total financial assets	$—	$410,689	$16,162	$426,851

Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,830	$—	$1,830
Interest rate contracts	—	2,773	—	2,773
Forward commitments	—	381	—	381

Total derivative instruments	—	4,984	—	4,984

Total financial liabilities	$—	$4,984	$—	$4,984

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,442	$—	$2,442
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	144,817	—	144,817
Government agency collateralized mortgage obligations	—	117,521	—	117,521
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	45,058	—	45,058
Government agency collateralized mortgage obligations	—	5,407	—	5,407
Trust preferred securities	—	—	15,068	15,068
Other debt securities	—	22,930	—	22,930
Other equity securities	—	3,068	—	3,068

Total securities available for sale	—	341,243	15,068	356,311

Derivative instruments:
Interest rate contracts	—	3,083	—	3,083
Interest rate lock commitments	—	1,571	—	1,571

Total derivative instruments	—	4,654	—	4,654
Mortgage loans held for sale	—	34,845	—	34,845

Total financial assets	$—	$380,742	$15,068	$395,810

Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,164	$—	$2,164
Interest rate contracts	—	3,152	—	3,152
Forward commitments	—	198	—	198

Total derivative instruments	—	5,514	—	5,514

Total financial liabilities	$—	$5,514	$—	$5,514

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2013.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2013 and 2012, respectively:

	Securities available for sale
Three Months Ended March 31, 2013	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2013	$15,068	$—	$15,068
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,878	—	1,878
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(784)	—	(784)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Balance at March 31, 2013	$16,162	$—	$16,162

	Securities available for sale
Three Months Ended March 31, 2012	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2012	$12,785	$2,237	$15,022
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,033	423	1,456
Reclassification adjustment	(952)	—	(952)
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Balance at March 31, 2012	$12,866	$2,660	$15,526

For the three months ended March 31, 2013 and 2012, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

The following table presents information as of March 31, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$16,162	Discounted cash flows	Default rate	0-100%

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

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

March 31, 2013	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$7,462	$7,462
OREO	—	—	14,773	14,773

Total	$—	$—	$22,235	$22,235

December 31, 2012	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$20,178	$20,178
OREO	—	—	33,761	33,761

Total	$—	$—	$53,939	$53,939

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three months ended March 31, 2013 and 2012, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $8,699 and $27,149 at March 31, 2013 and December 31, 2012, respectively, and a specific reserve for these loans of $1,237 and $6,971 was included in the allowance for loan losses for the same respective periods ended.

Other real estate owned: OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO covered under loss-share agreements is recorded at its fair value on its acquisition date. OREO not covered under loss-share agreements acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	March 31, 2013	December 31, 2012
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$15,176	$19,254
Impairment recognized in results of operations	(601)	(901)
Increase in FDIC loss-share indemnification asset	(2,406)	(3,602)
Receivable from other guarantor	—	(41)

Fair value	$12,169	$14,710

OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$2,967	$22,277
Impairment recognized in results of operations	(363)	(3,226)

Fair value	$2,604	$19,051

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2013 and December 31, 2012, and no impairment charges were recognized in earnings for the three months ended March 31, 2013 and 2012.

The following table presents information as of March 31, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$7,462	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	14,773	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

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

Net losses of $277 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2013. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.

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

The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

March 31, 2013	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$26,286	$25,721	$565
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

		Fair Value
As of March 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,028	$190,028	$—	$—	$190,028
Securities held to maturity	344,599	—	358,672	—	358,672
Securities available for sale	396,014	—	379,852	16,162	396,014
Mortgage loans held for sale	26,286	—	26,286	—	26,286
Loans covered under loss-share agreements	213,872	—	—	212,258	212,258
Loans not covered under loss-share agreements, net	2,547,933	—	—	2,502,906	2,502,906
FDIC loss-share indemnification asset	34,524	—	—	34,524	34,524
Mortgage servicing rights	5,643	—	—	5,821	5,821
Derivative instruments	4,551	—	4,551	—	4,551

Financial liabilities
Deposits	$3,555,175	$2,337,572	$1,226,504	$—	$3,564,076
Short-term borrowings	6,848	6,848	—	—	6,848
Federal Home Loan Bank advances	81,646	—	96,699	—	96,699
Junior subordinated debentures	75,569	—	27,816	—	27,816
Derivative instruments	4,984	—	4,984	—	4,984

		Fair Value
As of December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$132,420	$132,420	$—	$—	$132,420
Securities held to maturity	317,766	—	334,475	—	334,475
Securities available for sale	356,311	—	341,243	15,068	356,311
Mortgage loans held for sale	34,845	—	34,845	—	34,845
Loans covered under loss-share agreements	237,088	—	—	235,890	235,890
Loans not covered under loss-share agreements, net	2,528,818	—	—	2,452,937	2,452,937
FDIC loss-share indemnification asset	44,153	—	—	44,153	44,153
Mortgage servicing rights	4,233	—	—	4,259	4,259
Derivative instruments	4,654	—	4,654	—	4,654

Financial liabilities
Deposits	$3,461,221	$2,268,568	$1,200,785	$—	$3,469,353
Short-term borrowings	5,254	5,254	—	—	5,254
Federal Home Loan Bank advances	83,843	—	99,870	—	99,870
Junior subordinated debentures	75,609	—	27,985	—	27,985
Derivative instruments	5,514	—	5,514	—	5,514

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note I – Fair Value Measurements (continued)

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

Loans not covered under loss-share agreements: For variable-rate loans not covered under loss-share agreements that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of fixed-rate loans not covered under loss-share agreements, including mortgages and commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J - Derivative Instruments

(In Thousands)

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2013, the Company had notional amounts of $79,303 on interest rate contracts with corporate customers and $79,303 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In March and April 2012, the Company entered into two interest rate swap agreements effective March 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. The interest rate swaps had a total fair value of $(1,830) at March 31, 2013.

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013, respectively. Deferred gains amortized into net interest income were $85 and $152 for the three months ended March 31, 2013 and 2012, respectively.

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $87,798 and $72,757 at March 31, 2013 and December 31, 2012, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $85,000 and $100,000 at March 31, 2013 and December 31, 2012, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note J - Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,796	$3,083
Interest rate lock commitments	Other Assets	1,755	1,571

Totals		$4,551	$4,654

Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$1,830	$2,164

Totals		$1,830	$2,164

Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,773	$3,152
Forward commitments	Other Liabilities	381	198

Totals		$3,154	$3,350

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Three Months Ended March 31,
	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$85	$152

Total	$85	$152

Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$799	$334
Included in other noninterest expense	92	11
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	183	(401)
Forward commitments
Included in gains on sales of mortgage loans held for sale	198	(55)

Total	$1,272	$(111)

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income

(In Thousands)

Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three Months Ended March 31, 2013
Securities available for sale:
Unrealized holding gains on securities	$236	$90	$146
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for losses realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(106)	(40)	(66)

Total securities available for sale	245	94	151

Derivative instruments:
Unrealized holding gains on derivative instruments	335	128	207
Reclassification adjustment for gains realized in net income	(85)	(32)	(53)

Total derivative instruments	250	96	154

Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	116	44	72

Total defined benefit pension and post-retirement benefit plans	116	44	72

Total other comprehensive income	$611	$234	$377

Three Months Ended March 31, 2012
Securities available for sale:
Unrealized holding gains on securities	$1,648	$630	$1,018
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(904)	(346)	(558)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(165)	(63)	(102)

Total securities available for sale	579	221	358

Derivative instruments:
Unrealized holding losses on derivative instruments	(179)	(68)	(111)
Reclassification adjustment for gains realized in net income	(152)	(58)	(94)

Total derivative instruments	(331)	(126)	(205)

Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	107	41	66

Total defined benefit pension and post-retirement benefit plans	107	41	66

Total other comprehensive income	$355	$136	$219

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income (continued)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	March 31, 2013	December 31, 2012
Unrealized gains on securities	$17,579	$17,428
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)
Unrealized (losses) gains on derivative instruments	(1,057)	(1,211)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(7,172)	(7,244)

Total accumulated other comprehensive loss	$(8,124)	$(8,501)

Note L – Net Income Per Common Share

(In Thousands, Except Share Data)

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding assuming outstanding stock options were exercised into common shares, calculated in accordance with the treasury method. Basic and diluted net income per common share calculations are as follows as of the dates presented:

	Three Months Ended March 31,
	2013	2012
Basic
Net income applicable to common stock	$7,571	$5,974

Average common shares outstanding	25,186,229	25,078,996

Net income per common share - basic	$0.30	$0.24

Diluted
Net income applicable to common stock	$7,571	$5,974

Average common shares outstanding	25,186,229	25,078,996
Effect of dilutive stock-based compensation	102,556	59,217

Average common shares outstanding - diluted	25,288,785	25,138,213

Net income per common share - diluted	$0.30	$0.24

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
Number of shares	488,824	1,205,709
Range of exercise prices	$19.14 - $30.63	$14.96 - $30.63

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note M – Pending Acquisition

On February 7, 2013, the Company announced the signing of a definitive merger agreement pursuant to which it will acquire First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation.

According to the terms of the merger agreement, each First M&F common shareholder will receive 0.6425 shares of Renasant common stock for each share of First M&F common stock, and the merger is expected to qualify as a tax-free reorganization for First M&F shareholders. Based on Renasant’s 10-day average closing price of $19.22 per share as of February 4, 2013, the latest practical date prior to the announcement, the aggregate transaction value is approximately $118.8 million.

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the Company’s ability to efficiently integrate acquisitions, including the previously announced acquisition of First M&F Corporation, into its operations, retain the customers of these businesses and grow the acquired operations; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition and Results of Operations

Net Income

Net income for the three month period ended March 31, 2013 was $7,571, an increase of 26.73%, as compared to net income of $5,974 for the three month period ended March 31, 2012. Basic and diluted earnings per share for the three month period ended March 31, 2013 were $0.30 as compared to $0.24 for the three month period ended March 31, 2012.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.

Net interest income increased to $33,381 for the first quarter of 2013 compared to $32,843 for the same period in 2012. On a tax equivalent basis, net interest income was $34,808 for the first quarter of 2013 as compared to $34,339 for the first quarter of 2012. With respect to the increase in net interest income for the first quarter of 2013 compared to the first quarter of 2012, a stronger mix of earning assets comprised of higher yielding loans funded by interest-bearing balances with banks and pay downs in the investment portfolio coupled with a shift to low cost deposits from higher costing borrowed funds more than offset the compression in the changing interest rate environment. Net interest margin, the tax equivalent net yield on earning assets, increased to 3.89% during the first quarter of 2013 from 3.85% for the same period in 2012.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,826,965	$34,324	4.92%	$2,614,000	$34,431	5.30%
Securities:
Taxable(2)	475,150	2,767	2.36	583,970	4,080	2.79
Tax-exempt	223,713	3,232	5.86	229,856	3,405	5.93
Interest-bearing balances with banks	104,931	49	0.19	156,131	85	0.22

Total interest-earning assets	3,630,759	40,372	4.51	3,583,957	42,001	4.71

Cash and due from banks	163,321			74,157
Intangible assets	190,787			192,429
FDIC loss-share indemnification asset	44,291			77,989
Other assets	177,253			293,844

Total assets	$4,206,411			$4,222,376

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,492,237	$922	0.25%	$1,369,244	$1,149	0.34
Savings deposits	246,801	120	0.20	223,482	166	0.30
Time deposits	1,204,209	3,038	1.02	1,305,024	4,104	1.26

Total interest-bearing deposits	2,943,247	4,080	0.56	2,897,750	5,419	0.75
Borrowed funds	163,981	1,484	3.67	238,937	2,243	3.76

Total interest-bearing liabilities	3,107,228	5,564	0.73	3,136,687	7,662	0.98

Noninterest-bearing deposits	549,514			534,867
Other liabilities	48,035			58,730
Shareholders’ equity	501,634			492,092

Total liabilities and shareholders’ equity	$4,206,411			$4,222,376

Net interest income/net interest margin		$34,808	3.89%		$34,339	3.85%

(1)	Includes mortgage loans held for sale and shown net of unearned income.
(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.
(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the first quarter of 2013 compared to the first quarter of 2012:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$2,546	$(2,653)	$(107)
Securities:
Taxable	(693)	(620)	(1,313)
Tax-exempt	(90)	(83)	(173)
Interest-bearing balances with banks	(25)	(11)	(36)

Total interest-earning assets	1,738	(3,367)	(1,629)

Interest expense:
Interest-bearing demand deposits	94	(321)	(227)
Savings deposits	15	(61)	(46)
Time deposits	(307)	(759)	(1,066)
Borrowed funds	(689)	(70)	(759)

Total interest-bearing liabilities	(887)	(1,211)	(2,098)

Change in net interest income	$2,625	$(2,156)	$469

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
(2)	Includes mortgage loans held for sale and shown net of unearned income.

Our improvement in net interest income and net interest margin for the first quarter of 2013 as compared to the same period in 2012 was partly a result of a change in the mix of interest-earning assets, which included loan growth funded with the redeployment of interest-bearing balances with banks and accelerated prepayments within our investments portfolio. Changes in the mix of interest-earning liabilities, which included growth in lower costing core deposits offset by a decline in time deposits and borrowed funds, also contributed to the improvement in net interest income and net interest margin.

Interest income, on a tax equivalent basis, was $40,372 for the first quarter of 2013 compared to $42,001 for the same period in 2012. The decrease in interest income was driven primarily by a change in the mix of the average balance of interest-earning assets and a decline in the yield on interest-earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Loans	77.86%	72.94%	4.92%	5.30%
Securities	19.25	22.71	3.48	3.68
Other	2.89	4.35	0.19	0.22

Total earning assets	100.00%	100.00%	4.51%	4.71%

Interest expense was $5,564 for the first quarter of 2013, a decrease of $2,098, or 27.38%, as compared to the same period in 2012. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits decreased $14,647, or 2.74%, during the first quarter of 2013 as compared to the same period in 2012. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 22 basis points to 0.62% for the first quarter of 2013 as compared to 0.84% for the first quarter of 2012.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Noninterest-bearing demand	15.03%	14.57%	—%	—%
Interest-bearing demand	40.81	37.29	0.25	0.34
Savings	6.75	6.09	0.20	0.30
Time deposits	32.93	35.54	1.02	1.26
Federal Home Loan Bank advances	2.26	2.86	4.25	4.21
Other borrowed funds	2.22	3.65	3.08	3.41

Total deposits and borrowed funds	100.00%	100.00%	0.62%	0.84%

Loans and Loan Interest Income

The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2013	Percentage of Total Loans	December 31, 2012	Percentage of Total Loans
Commercial, financial, agricultural	$308,169	10.97%	$317,050	11.28%
Lease financing	162	0.01	190	0.01
Real estate – construction	111,132	3.96	105,706	3.76
Real estate – 1-4 family mortgage	899,694	32.04	903,423	32.15
Real estate – commercial mortgage	1,431,754	50.98	1,426,643	50.76
Installment loans to individuals	57,399	2.04	57,241	2.04

Total loans, net of unearned income	$2,808,310	100.00%	$2,810,253	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2013, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Total loans at March 31, 2013 were $2,808,310, a decrease of $1,943 from $2,810,253 at December 31, 2012. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $213,872 at March 31, 2013, a decrease of $23,216, compared to $237,088 at December 31, 2012. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date.

Loans not covered under loss-share agreements with the FDIC (sometimes referred to as “not covered loans”) at March 31, 2013 were $2,594,438, an increase of $21,273, compared to $2,573,165 at December 31, 2012. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $39,490 of the total increase in loans from December 31, 2012.

During the first three months of 2013, loans in our Tennessee and Alabama markets increased $21,657 and $1,604, respectively, while loans in our Mississippi markets decreased $6,856. Loans in our Georgia markets not covered under loss-share agreements increased $4,868 from December 31, 2012.

The following table provides a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	March 31, 2013			December 31, 2012
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$10,157	$298,012	$308,169	$10,800	$306,250	$317,050
Lease financing	—	162	162	—	190	190
Real estate – construction:
Residential	1,648	46,978	48,626	1,648	46,805	48,453
Commercial	—	62,366	62,366	—	56,201	56,201
Condominiums	—	140	140	—	1,052	1,052

Total real estate – construction	1,648	109,484	111,132	1,648	104,058	105,706
Real estate – 1-4 family mortgage:
Primary	19,613	454,107	473,720	20,623	445,659	466,282
Home equity	15,199	185,539	200,738	15,622	183,159	198,781
Rental/investment	24,069	130,807	154,876	26,586	130,370	156,956
Land development	6,608	63,752	70,360	10,617	70,787	81,404

Total real estate – 1-4 family mortgage	65,489	834,205	899,694	73,448	829,975	903,423
Real estate – commercial mortgage:
Owner-occupied	57,178	562,795	619,973	63,683	577,223	640,906
Non-owner occupied	46,293	617,285	663,578	50,879	587,607	638,486
Land development	33,070	115,133	148,203	36,599	110,652	147,251

Total real estate – commercial mortgage	136,541	1,295,213	1,431,754	151,161	1,275,482	1,426,643
Installment loans to individuals	37	57,362	57,399	31	57,210	57,241

Total loans, net of unearned income	$213,872	$2,594,438	$2,808,310	$237,088	$2,573,165	$2,810,253

Mortgage loans held for sale were $26,286 at March 31, 2013 compared to $34,845 at December 31, 2012. Originations of mortgage loans to be sold totaled $159,141 in the first three months of 2013 compared to $111,641 for the same period in 2012. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Investments and Investment Interest Income

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2013	Percentage of Portfolio	December 31, 2012	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$127,470	17.21%	$92,487	13.72%
Obligations of states and political subdivisions	219,553	29.65	312,803	46.40
Mortgage-backed securities	351,440	47.45	227,721	33.78
Trust preferred securities	16,162	2.18	15,068	2.24
Other debt securities	22,554	3.05	22,930	3.40
Other equity securities	3,434	0.46	3,068	0.46

	$740,613	100.00%	$674,077	100.00%

Investment income, on a tax equivalent basis, decreased $1,486 to $5,999 for the first quarter of 2013 from $7,485 for the first quarter of 2012. The average balance in the investment portfolio for the first quarter of 2013 was $698,863 compared to $813,826 for the same period in 2012. The tax equivalent yield on the investment portfolio for the first quarter of 2013 was 3.48%, down 20 basis points from the same period in 2012. The decline in yield was a result of the cash flows generated by calls, maturities and sales in the Company’s securities portfolio. These rates were lower due to the generally lower interest rate environment.

The balance of our securities portfolio at March 31, 2013 increased $66,536 to $740,613 from $674,077 at December 31, 2012. During the first three months of 2013, we purchased $130,707 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), included in the “Mortgage-backed securities” line item in the above table, comprised 54.11% of the purchases. The mortgage-backed securities and CMOs held in our securities portfolio are primarily issued by government sponsored entities. U.S. Government agency securities accounted for the remaining 45.89% of total securities purchased. The carrying value of securities sold during the first three months of 2013 totaled $13,420, of which $9,128 were CMOs. The remainder consisted of obligations of states and political subdivisions. Maturities and calls of securities during the first three months of 2013 totaled $50,015.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $27,829 and $28,612 and a fair value of $16,162 and $15,068 at March 31, 2013 and December 31, 2012, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the first three months of 2013 or the first three months of 2012. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at March 31, 2013 and December 31, 2012. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.

Deposits and Deposit Interest Expense

The Company relies on deposits as its major source of funds. Total deposits were $3,555,175 and $3,461,221, at March 31, 2013 and December 31, 2012, respectively. Noninterest-bearing deposits were $567,065 and $568,214 at March 31, 2013 and December 31, 2012, respectively, while interest-bearing deposits were $2,988,110 and $2,893,007 at March 31, 2013 and December 31, 2012, respectively. The balance of deposits at March 31, 2013 as compared to December 31, 2012 remained relatively unchanged and is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $373,258 and $344,342 at March 31, 2013 and December 31, 2012, respectively.

Following management’s emphasis on growing a stable source of funding through core deposits and allowing more costly deposits to mature or expire, deposits in our Alabama and Georgia markets decreased $30,989 and $5,424, respectively, at March 31, 2013 from December 31, 2012. Deposits in our Mississippi and Tennessee markets increased $92,374 and $37,993, respectively, at March 31, 2013 from December 31, 2012.

Interest expense on deposits was $4,080 and $5,419 for the first quarter of 2013 and 2012, respectively. The cost of interest-bearing deposits was 0.56% and 0.75% for the same periods. A more detailed discussion of the cost of our deposits is set forth below under the heading “Liquidity and Capital Resources” in this item.

Borrowed Funds and Interest Expense on Borrowings

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (the “FHLB”) and junior subordinated debentures. Interest expense on total borrowings was $1,484 and $2,243 for the first quarter of 2013 and 2012, respectively. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used, as needed, to meet day to day liquidity needs. Total FHLB advances were $81,646 and $83,843 at March 31, 2013 and December 31, 2012, respectively. The Company had no short-term FHLB advances outstanding at March 31, 2013 or December 31, 2012. The Company had $1,030,203 of availability on unused lines of credit with the FHLB at March 31, 2013 compared to $1,160,984 at December 31, 2012. The cost of our FHLB advances was 4.25% and 4.21% for the first quarter of 2013 and 2012, respectively.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. The cost of the TLGP debt was 3.91% for the first quarter of 2012.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended March 31,
2013	2012
1.67%	1.47%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $17,335 for the first quarter of 2013 as compared to $16,387 for the same period in 2012.

Service charges on deposit accounts, the primary contributor to noninterest income, include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $4,500 and $4,525 for the first quarter of 2013 and 2012, respectively. Overdraft fees, the largest component of service charges on deposits, were $3,614 for the three months ended March 31, 2013 compared to $3,963 for the same period in 2012. The decline in overdraft fees was primarily the result of regulations enacted which have restricted the Company’s ability to impose overdraft fees.

Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 22.99% to $4,831 during the first quarter of 2013 as compared to $3,928 for the same period in 2012. For the first quarter of 2013, fees associated with debit card usage were $2,054 as compared to $2,143 for the same period in 2012. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. As directed by the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. Although these provisions apply only to financial institutions with more than $10 billion in assets, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive as affected institutions lower their debit card fees. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact. Mortgage loan fees increased $438 to $1,757 during the first quarter of 2013 as compared to $1,319 for the same period in 2012. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2013 as compared to 2012.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $818 and $898 for the three months ended March 31, 2013 and 2012, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $1,724 for the first quarter of 2013 compared to $1,942 for the same period in 2012. The decrease in Wealth Management revenue for the first quarter of 2013 as compared to the same period in 2012 was primarily attributable to the recognition of one-time income related to certain accounts acquired in connection with Renasant Bank’s acquisition of the Alabama-based trust department of RBC Bank (USA). The acquisition occurred during the third quarter of 2011. The market value of trust assets under management was $1,132,859 and $1,090,908 at March 31, 2013 and December 31, 2012, respectively.

Gains on sales of securities for the first quarter of 2013 and 2012 were $54 and $904, respectively. These gains resulted from the sale of $13,420 and $21,781 in securities during the first quarter of 2013 and 2012, respectively.

Gains on the sale of mortgage loans held for sale were $3,565 and $1,281 for the three months ended March 31, 2013 and 2012, respectively. Originations of mortgage loans to be sold totaled $159,141 for the first quarter of 2013 as compared to $111,641 for the same period of 2012.

Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2013	2012
3.62%	3.49%

Noninterest expense was $37,557 and $36,621 for the first quarter of 2013 and 2012, respectively.

Salaries and employee benefits increased $2,625, or 14.08%, to $21,274 for the first quarter of 2013 as compared to $18,649 for the same period in 2012. The increase is primarily attributable to commissions related to the increase in mortgage production during the first quarter of 2013 as compared to the same period in 2012 as well as personnel costs associated with our de novo operations in eastern Tennessee.

Data processing costs increased slightly to $2,043 for the first quarter of 2013 from $2,040 for the same period in 2012. The increase in data processing costs over this period is reflective of increased loan and deposit processing from growth in the number of loans and deposits.

Net occupancy and equipment expense for the first quarter of 2013 was $3,604, down from $3,615 for the same period in 2012.

Expenses related to other real estate owned for the first quarter of 2013 were $2,049 compared to $3,999 for the same period in 2012. Expenses on other real estate owned for the first quarter of 2013 include write downs of $986 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $17,822 was sold during the three months ended March 31, 2013, resulting in a net loss of $470. Expenses on other real estate owned for the three months ended March 31, 2012 included a $2,098 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $16,424 was sold during the three months ended March 31, 2012, resulting in a net loss of $991.

Professional fees include fees for legal and accounting services. Professional fees were $1,173 for the first quarter of 2013 as compared to $971 for the same period in 2012. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,490 for the first quarter of 2013 compared to $1,197 for the same period in 2012. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2012.

Amortization of intangible assets totaled $323 and $358 for the first quarter of 2013 and 2012, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three to fifteen years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,127 for the first quarter of 2013 as compared to $1,103 for the same period in 2012.

Efficiency Ratio
Three Months Ended March 31,
2013	2012
72.03%	72.19%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. The increase in noninterest expense coupled with net interest income and noninterest income remaining relatively flat resulted in the decrease in the Company’s efficiency ratio for the first quarter of 2013 as compared to the same period in 2012.

Income Taxes

Income tax expense for the first quarter of 2013 and 2012 was $2,538 and $1,835, respectively. The effective tax rates for those periods were 25.11% and 23.50%, respectively. The increase in the effective tax rate for the first quarter of 2013 as compared to the same period in 2012 was attributable to higher levels of pre-tax income in 2013 compared to 2012 from taxable income sources.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial, agricultural	$2,942	$3,307	$3,220
Lease financing	1	1	1
Real estate – construction	676	711	882
Real estate – 1-4 family mortgage	19,737	18,347	18,892
Real estate – commercial mortgage	22,096	21,416	20,379
Installment loans to individuals	1,053	565	802

Total	$46,505	$44,347	$44,176

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	March 31, 2013	December 31, 2012	March 31, 2012
Specific reserves for impaired loans	$17,534	$17,597	$13,474
Allocated reserves for remaining portfolio	28,971	26,750	30,702

Total	$46,505	$44,347	$44,176

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the market in which we operate. The Company has recorded higher levels of provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, which peaked in 2010. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. Lower levels of classified loans and nonperforming loans in 2013 as compared to 2012 in combination with improving credit quality measures has resulted in a decrease in the provision for loan losses for the first quarter of 2013 as compared to the same periods in 2012. The provision for loan losses was $3,050 and $4,800 for the first quarter of 2013 and 2012, respectively.

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during the three months ended March 31, 2013 or 2012. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $121 and $643 during the first quarter of 2013 and 2012, respectively.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs were $892 and $4,964 for the first quarter of 2013 and 2012, respectively. The current levels of net charge-offs are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. Although many of the markets in which we operate did not experience the extreme appreciation in real estate values as experienced in other national markets over the past few years, the real estate market in all of our markets began to slow down significantly in 2008. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. The ongoing effects of these conditions continued to exist throughout 2013 and our levels of charge-offs are reflective of bringing these credits to resolution.

The table below reflects the activity in the allowance for loan losses for the periods presented :

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$44,347	$44,340
Charge-offs
Commercial, financial, agricultural	234	1,388
Lease financing	—	—
Real estate – construction	—	4
Real estate – 1-4 family mortgage	614	1,874
Real estate – commercial mortgage	593	1,882
Installment loans to individuals	64	71

Total charge-offs	1,505	5,219
Recoveries
Commercial, financial, agricultural	157	22
Lease financing	—	—
Real estate – construction	16	—
Real estate – 1-4 family mortgage	339	161
Real estate – commercial mortgage	91	52
Installment loans to individuals	10	20

Total recoveries	613	255

Net charge-offs	892	4,964
Provision for loan losses	3,050	4,800

Balance at end of period	$46,505	$44,176

Net charge-offs (annualized) to average loans	0.13%	0.76%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.79%	1.94%
Nonperforming loans not covered under loss share agreements	166.19%	145.15%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended March 31,
	2013	2012
Real estate – construction:
Residential	$(16)	$—
Commercial	—	4
Condominiums	—	—

Total real estate – construction	(16)	4
Real estate – 1-4 family mortgage:
Primary	126	294
Home equity	240	572
Rental/investment	62	238
Land development	(153)	609

Total real estate – 1-4 family mortgage	275	1,713
Real estate – commercial mortgage:
Owner-occupied	58	331
Non-owner occupied	439	1,162
Land development	5	337

Total real estate – commercial mortgage	502	1,830

Total net charge-offs of loans secured by real estate	$761	$3,547

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

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements as of the dates presented:

	Covered Assets	Not Covered Assets	Total Assets
March 31, 2013
Nonaccruing loans	$47,972	$25,382	$73,354
Accruing loans past due 90 days or more	—	2,601	2,601

Total nonperforming loans	47,972	27,983	75,955
Other real estate owned	35,095	39,786	74,881

Total nonperforming loans and OREO	83,067	67,769	150,836
Nonaccruing securities available-for-sale, at fair value	—	16,162	16,162

Total nonperforming assets	$83,067	$83,931	$166,998

Nonperforming loans to total loans			2.70%
Nonperforming assets to total assets			3.91%
Allowance for loan losses to total loans			1.66%

December 31, 2012
Nonaccruing loans	$53,186	$26,881	$80,067
Accruing loans past due 90 days or more	—	3,307	3,307

Total nonperforming loans	53,186	30,188	83,374
Other real estate owned	45,534	44,717	90,251

Total nonperforming loans and OREO	98,720	74,905	173,625
Nonaccruing securities available-for-sale, at fair value	—	15,068	15,068

Total nonperforming assets	$98,720	$89,973	$188,693

Nonperforming loans to total loans			2.97%
Nonperforming assets to total assets			4.52%
Allowance for loan losses to total loans			1.58%

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

	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccruing loans	$25,382	$26,881	$26,999
Accruing loans past due 90 days or more	2,601	3,307	3,435

Total nonperforming loans	27,983	30,188	30,434
Restructured loans in compliance with modified terms	30,387	29,436	35,721

Total nonperforming and restructured loans	$58,370	$59,624	$66,155

Nonperforming loans to:
Loans – period-end	1.08%	1.17%	1.33%
Loans – average	1.09%	1.11%	1.16%

The following table presents nonperforming loans, not covered by loss-share agreements, by loan category as of the dates presented.

	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial, agricultural	$1,553	$1,641	$2,889
Real estate – construction:
Residential	—	—	149
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	—	—	149
Real estate – 1-4 family mortgage:
Primary	6,254	6,708	3,683
Home equity	811	860	1,898
Rental/investment	3,530	4,100	5,444
Land development	3,906	4,260	1,069

Total real estate – 1-4 family mortgage	14,501	15,928	12,094
Real estate – commercial mortgage:
Owner-occupied	2,458	2,313	2,035
Non-owner occupied	7,411	8,665	10,542
Land development	1,771	1,313	2,265

Total real estate – commercial mortgage	11,640	12,291	14,842
Installment loans to individuals	289	328	460

Total nonperforming loans	$27,983	$30,188	$30,434

The decrease in nonperforming loans at March 31, 2013 as compared to December 31, 2012 is attributable to the Company’s continued efforts to bring problem credits to resolution. Nonperforming loans as a percentage of total loans were 1.08% as of March 31, 2013 compared to 1.17% as of December 31, 2012 and 1.33% as of March 31, 2012. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 166.19% as of March 31, 2013 as compared to 146.90% as of December 31, 2012 and 145.15% as of March 31, 2012.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2013. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $8,302 at March 31, 2013 compared to $8,044 at December 31, 2012 and $13,426 at March 31, 2012.

As shown above, restructured loans totaled $30,387 at March 31, 2013 compared to $29,436 at December 31, 2012 and $35,721 at March 31, 2012. At March 31, 2013, total loans restructured through interest rate concessions represented 67.62% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial, agricultural	$—	$—	$—
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—

Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	1,459	1,469	4,407
Home equity	—	—	—
Rental/investment	2,379	1,923	2,046
Land development	7,272	7,461	10,341

Total real estate – 1-4 family mortgage	11,110	10,853	16,794
Real estate – commercial mortgage:
Owner-occupied	11,327	11,138	12,283
Non-owner occupied	6,896	6,934	5,895
Land development	881	337	572

Total real estate – commercial mortgage	19,104	18,409	18,750
Installment loans to individuals	173	174	177

Total restructured loans in compliance with modified terms	$30,387	$29,436	$35,721

Changes in the Company’s restructured loans are set forth in the table below:

	2013	2012
Balance at January 1	$29,436	$36,311
Additional loans with concessions	1,275	2,620
Reductions due to:
Reclassified as nonperforming	—	(686)
Charge-offs	—	(183)
Transfer to other real estate owned	—	(419)
Paydowns	(324)	(1,243)
Lapse of concession period	—	(679)

Balance at March 31	$30,387	$35,721

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $6,263 was sold during the three months ended March 31, 2013, resulting in a net loss of $481, while other real estate owned with a cost basis of $7,551 was sold during the three months ended March 31, 2012, resulting in a net loss of $772.

The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2013	December 31, 2012	March 31, 2012
Residential real estate	$5,559	$7,842	$11,733
Commercial real estate	7,288	7,779	11,571
Residential land development	20,428	22,490	34,092
Commercial land development	6,126	6,221	7,355
Other	385	385	180

Total other real estate owned	$39,786	$44,717	$64,931

Changes in the Company’s other real estate owned were as follows:

	2013	2012
Balance at January 1	$44,717	$70,079
Additions	1,566	3,631
Capitalized improvements	129	353
Impairments	(363)	(1,565)
Dispositions	(6,263)	(7,551)
Other	—	(16)

Balance at March 31	$39,786	$64,931

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
+400	3.64%	2.75%	16.07%	19.35%
+300	2.94%	2.35%	14.62%	17.86%
+200	1.77%	1.44%	11.43%	14.80%
+100	0.71%	0.62%	7.78%	10.98%
-100	(3.78%)	(4.08%)	(5.14%)	(2.54%)

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.
(2)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The net interest income simulation rate shocks as of March 31, 2013 compared to December 31, 2012 were slightly more asset sensitive due to the increased level of variable rate deposits. The reduction in percentage variances in the EVE versus flat in all scenarios, when compared to December 31, 2012, was due to the mix and increase in investments offset somewhat by the increase in variable rate deposits.

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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2013, the Company had notional amounts of $79,303 on interest rate contracts with corporate customers and $79,303 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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

For more information about the Company’s derivative financial instruments, see Note J, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 24.73% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2013, securities with a carrying value of $417,076 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to $327,368 at December 31, 2012.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at March 31, 2013 or December 31, 2012. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2013, the balance of our outstanding advances with the FHLB was $81,646. The total amount of the remaining credit available to us from the FHLB at March 31, 2013 was $1,030,203. We also maintain lines of credit with other commercial banks totaling $87,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2013 or December 31, 2012.

In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt was 3.91% for the first three months of 2012.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Noninterest-bearing demand	15.03%	14.57%	—%	—%
Interest-bearing demand	40.81	37.29	0.25	0.34
Savings	6.75	6.09	0.20	0.30
Time deposits	32.93	35.54	1.02	1.26
FHLB advances	2.26	2.86	4.25	4.21
Other borrowed funds	2.22	3.65	3.08	3.41

Total deposits and borrowed funds	100.00%	100.00%	0.62%	0.84%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased for the three months ended March 31, 2013 as compared to the same period in 2012 as management used lower costing deposits and repaid higher costing funding sources.

Cash and cash equivalents were $190,028 at March 31, 2013 compared to $174,678 at March 31, 2012. Cash used investing activities for the three months ended March 31, 2013 was $73,163 compared to $70,886 for the three months ended March 31, 2012. Proceeds from the sale, maturity or call of securities within our investment portfolio were $63,489 for the first three months of 2013. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $130,707 for the first three months of 2013 compared to $132,109 for the same period in 2012.

Cash provided by financing activities for the three months ended March 31, 2013 was $89,431 compared to cash used in financing activities of $26,062 for the same period in 2012. Deposits increased $93,954 and $60,929 for the three months ended March 31, 2013 and 2012, respectively. Cash provided from the sale of securities during the first quarter of 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity. In addition, in March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. There were no prepayments of long term debt during the first quarter of 2013.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2013, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $41,521. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. Amounts outstanding under this line of credit totaled $1,500 at March 31, 2013. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2013, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	March 31, 2013	December 31, 2012
Loan commitments	$463,269	$463,684
Standby letters of credit	33,796	34,391

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $502,375 at March 31, 2013 compared to $498,208 at December 31, 2012. Book value per share was $19.93 and $19.80 at March 31, 2013 and December 31, 2012, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

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

As of March 31, 2013, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of March 31, 2013, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets	$392,752	9.79%	$200,465	5.00%	$160,372	4.00%
Tier 1 Capital to Risk-Weighted Assets	392,752	12.86%	183,166	6.00%	122,111	4.00%
Total Capital to Risk-Weighted Assets	431,321	14.13%	305,277	10.00%	244,222	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$383,715	9.59%	$200,062	5.00%	$160,050	4.00%
Tier 1 Capital to Risk-Weighted Assets	383,715	12.61%	182,550	6.00%	121,700	4.00%
Total Capital to Risk-Weighted Assets	421,851	13.87%	304,250	10.00%	243,400	8.00%

December 31, 2012
Renasant Corporation:
Tier 1 Capital to Average Assets	$388,362	9.86%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	388,362	12.74%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	426,877	14.00%	304,940	10.00%	243,952	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$379,602	9.67%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	379,602	12.47%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	417,717	13.73%	304,300	10.00%	243,440	8.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2012. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 5, 2013, a putative class action complaint captioned Zeng v. Potts, et al., was filed in the United States District Court for the Northern District of Mississippi, Greenville Division, against First M&F Corporation (“First M&F”), its directors, Merchants and Farmers Bank, the Company and the Bank. This lawsuit is purportedly brought on behalf of a putative class of First M&F’s shareholders and seeks a declaration that it is properly maintainable as a class action. The complaint, which was amended on April 8, 2013, alleges that the Company and the Bank violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and also aided and abetted breaches of fiduciary duties committed by the First M&F directors by, among other things, (a) making material misstatements or omissions in the Form S-4 Registration Statement of the Company filed with the SEC on March 29, 2013, (b) agreeing to consideration that undervalues First M&F, (c) failing to engage in, and agreeing to deal protection devices that preclude, a fair sales process, and (d) engaging in self-dealing.

On April 5, 2013, a putative class action complaint captioned Silverii v. Potts, et al., was filed in the Circuit Court of Attala County of the State of Mississippi, Fifth Judicial District, against First M&F, its directors, Merchants and Farmers Bank, the Company and the Bank. This lawsuit is purportedly brought on behalf of a putative class of First M&F’s shareholders and seeks a declaration that it is properly maintainable as a class action. The complaint, which was amended in April of 2013, contains substantially the same allegations of improper actions by the Company and the Bank as described above with regards to the Zeng lawsuit and alleges that the Company and the Bank aided and abetted breaches of fiduciary duties committed by the First M&F directors by, among other things, (a) making material misstatements or omissions in the Form S-4 Registration Statement of the Company filed with the SEC on March 29, 2013, (b) agreeing to consideration that undervalues First M&F, (c) failing to engage in, and agreeing to deal protection devices that preclude, a fair sales process, and (d) engaging in self-dealing.

Both lawsuits seek, among other things, to enjoin completion of the Company’s acquisition of First M&F and an award of costs and attorneys’ fees. The defendants believe these actions are without merit and intend to defend vigorously against the claims.

Item 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended March 31, 2013.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Effective as of May 8, 2013, the Board of Directors of the Company approved an amendment to the Restated Bylaws of the Company (“the Bylaws”) to provide that special meetings of the shareholders of the Company could be held at locations in addition to the principal office of the Company (which was the only permitted location prior to the amendment to the Bylaws), as determined at the discretion of the Board of Directors.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(3)(ii)	Restated Bylaws of Renasant Corporation

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(4)(ii)	Restated Bylaws of Renasant Corporation

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date: May 8, 2013	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(3)(ii)	Restated Bylaws of Renasant Corporation.

(4)(ii)	Restated Bylaws of Renasant Corporation.

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).