Form 10-Q
period 2013-06-30
RENASANT CORP
filed 2013-08-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-13253
 ________________________________________________________
RENASANT CORPORATION
(Exact name of registrant as specified in its charter)
 ________________________________________________________

Mississippi	64-0676974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

209 Troy Street, Tupelo, Mississippi	38804-4827
(Address of principal executive offices)	(Zip Code)
(662) 680-1001
(Registrant’s telephone number, including area code)
 ________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, 25,240,960 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$45,002	$63,225
Interest-bearing balances with banks	34,013	69,195
Cash and cash equivalents	79,015	132,420
Securities held to maturity (fair value of $347,155 and $334,475, respectively)	348,340	317,766
Securities available for sale, at fair value	398,190	356,311
Mortgage loans held for sale, at fair value	50,268	34,845
Loans, net of unearned income:
Covered under loss-share agreements	201,494	237,088
Not covered under loss-share agreements	2,683,017	2,573,165
Total loans, net of unearned income	2,884,511	2,810,253
Allowance for loan losses	(47,034)	(44,347)
Loans, net	2,837,477	2,765,906
Premises and equipment, net	70,117	66,752
Other real estate owned:
Covered under loss-share agreements	27,835	45,534
Not covered under loss-share agreements	33,247	44,717
Total other real estate owned, net	61,082	90,251
Goodwill	184,779	184,859
Other intangible assets, net	5,429	6,066
FDIC loss-share indemnification asset	30,698	44,153
Other assets	183,886	179,287
Total assets	$4,249,281	$4,178,616
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$560,965	$568,214
Interest-bearing	2,944,193	2,893,007
Total deposits	3,505,158	3,461,221
Short-term borrowings	42,819	5,254
Long-term debt	152,970	159,452
Other liabilities	47,656	54,481
Total liabilities	3,748,603	3,680,408
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 26,715,797 shares issued; 25,231,074 and 25,157,637 shares outstanding, respectively	133,579	133,579
Treasury stock, at cost	(24,814)	(25,626)
Additional paid-in capital	218,466	218,128
Retained earnings	187,618	180,628
Accumulated other comprehensive loss, net of taxes	(14,171)	(8,501)
Total shareholders’ equity	500,678	498,208
Total liabilities and shareholders’ equity	$4,249,281	$4,178,616
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income
Loans	$34,565	$34,016	$68,723	$68,298
Securities
Taxable	3,431	3,813	6,222	7,890
Tax-exempt	1,896	2,095	3,843	4,156
Other	53	54	102	139
Total interest income	39,945	39,978	78,890	80,483
Interest expense
Deposits	4,095	4,969	8,175	10,388
Borrowings	1,446	1,599	2,930	3,842
Total interest expense	5,541	6,568	11,105	14,230
Net interest income	34,404	33,410	67,785	66,253
Provision for loan losses	3,000	4,700	6,050	9,500
Net interest income after provision for loan losses	31,404	28,710	61,735	56,753
Noninterest income
Service charges on deposit accounts	4,509	4,495	9,009	9,020
Fees and commissions	4,848	4,322	9,679	8,250
Insurance commissions	951	882	1,812	1,821
Wealth management revenue	1,715	1,551	3,439	3,493
Gains on sales of securities	—	869	54	1,773
BOLI income	635	654	1,365	1,765
Gains on sales of mortgage loans held for sale	3,870	2,390	7,435	3,671
Other	789	1,115	1,902	2,913
Total noninterest income	17,317	16,278	34,695	32,706
Noninterest expense
Salaries and employee benefits	21,906	19,871	43,180	38,520
Data processing	2,045	2,211	4,088	4,251
Net occupancy and equipment	3,668	3,585	7,276	7,204
Other real estate owned	1,773	3,370	3,822	7,369
Professional fees	1,304	1,015	2,477	1,986
Advertising and public relations	1,246	1,302	2,736	2,499
Intangible amortization	314	349	637	707
Communications	1,135	926	2,262	2,029
Extinguishment of debt	—	—	—	898
Merger-related expenses	385	—	385	—
Other	3,958	4,121	8,471	7,949
Total noninterest expense	37,734	36,750	75,334	73,412
Income before income taxes	10,987	8,238	21,096	16,047
Income taxes	2,968	1,893	5,506	3,728
Net income	$8,019	$6,345	$15,590	$12,319
Basic earnings per share	$0.32	$0.25	$0.62	$0.49
Diluted earnings per share	$0.32	$0.25	$0.62	$0.49
Cash dividends per common share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$8,019	$6,345	$15,590	$12,319
Other comprehensive income, net of tax:
Securities:
Unrealized holding (losses) gains on securities	(7,019)	1,090	(6,873)	2,108
Reclassification adjustment for (gains) losses realized in net income	—	(537)	71	(1,095)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(54)	(91)	(120)	(193)
Total securities	(7,073)	462	(6,922)	820
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	992	(1,027)	1,199	(1,138)
Reclassification adjustment for gains realized in net income	(51)	(94)	(104)	(188)
Totals derivative instruments	941	(1,121)	1,095	(1,326)
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	—	—	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	85	66	157	132
Total defined benefit pension and post-retirement benefit plans	85	66	157	132
Other comprehensive loss, net of tax	(6,047)	(593)	(5,670)	(374)
Comprehensive income	$1,972	$5,752	$9,920	$11,945

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net cash provided by operating activities	$57,975	$101,300
Investing activities
Purchases of securities available for sale	(106,521)	(83,426)
Proceeds from sales of securities available for sale	9,015	86,850
Proceeds from call/maturities of securities available for sale	42,898	74,681
Purchases of securities held to maturity	(70,075)	(69,564)
Proceeds from sales of securities held to maturity	4,459	—
Proceeds from call/maturities of securities held to maturity	34,670	111,391
Net increase in loans	(86,810)	(128,965)
Purchases of premises and equipment	(5,908)	(6,012)
Proceeds from sales of premises and equipment	—	45
Net cash used in investing activities	(178,272)	(15,000)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(7,249)	7,327
Net increase (decrease) in interest-bearing deposits	51,186	(13,368)
Net increase (decrease) in short-term borrowings	37,565	(3,785)
Repayment of long-term debt	(6,401)	(80,864)
Cash paid for dividends	(8,603)	(8,554)
Cash received on exercise of stock-based compensation	239	333
Excess tax benefit from stock-based compensation	155	—
Net cash provided by (used in) financing activities	66,892	(98,911)
Net decrease in cash and cash equivalents	(53,405)	(12,611)
Cash and cash equivalents at beginning of period	132,420	209,017
Cash and cash equivalents at end of period	$79,015	$196,406
Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate owned	$10,914	$21,999

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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after June 30, 2013 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands)
The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of other U.S. Government agencies and corporations	$126,052	$—	$(6,049)	$120,003
Obligations of states and political subdivisions	222,288	7,216	(2,352)	227,152
	$348,340	$7,216	$(8,401)	$347,155
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$90,045	$116	$(232)	$89,929
Obligations of states and political subdivisions	227,721	16,860	(35)	244,546
	$317,766	$16,976	$(267)	$334,475

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $4,292, and the Company recognized a net gain of $169 on the sale during the six months ended June 30, 2013. No securities classified as held to maturity were sold during the six months ended June 30, 2012.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Obligations of other U.S. Government agencies and corporations	$6,157	$156	$(193)	$6,120
Residential mortgage backed securities:
Government agency mortgage backed securities	173,460	2,442	(4,000)	171,902
Government agency collateralized mortgage obligations	132,927	1,378	(2,949)	131,356
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,621	1,605	(473)	42,753
Government agency collateralized mortgage obligations	5,050	28	—	5,078
Trust preferred securities	27,711	—	(11,751)	15,960
Other debt securities	20,834	539	(93)	21,280
Other equity securities	2,775	966	—	3,741
	$410,535	$7,114	$(19,459)	$398,190

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$2,169	$273	$—	$2,442
Residential mortgage backed securities:
Government agency mortgage backed securities	139,699	5,209	(91)	144,817
Government agency collateralized mortgage obligations	115,647	2,273	(399)	117,521
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,981	3,077	—	45,058
Government agency collateralized mortgage obligations	5,091	316	—	5,407
Trust preferred securities	28,612	—	(13,544)	15,068
Other debt securities	22,079	852	(1)	22,930
Other equity securities	2,355	713	—	3,068
	$357,633	$12,713	$(14,035)	$356,311

Gross realized gains and gross realized losses on sales of securities available for sale for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross gains on sales of securities available for sale	$—	$946	$—	$1,850
Gross losses on sales of securities available for sale	—	(77)	(115)	(77)
(Loss) Gain on sales of securities available for sale, net	$—	$869	$(115)	$1,773

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2013 and December 31, 2012, securities with a carrying value of $398,924 and $308,362, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $14,229 and $19,006 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2013 and December 31, 2012, respectively.
The amortized cost and fair value of securities at June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,446	$9,509	$—	$—
Due after one year through five years	32,811	33,950	—	—
Due after five years through ten years	167,412	163,309	6,157	6,120
Due after ten years	138,671	140,387	27,711	15,960
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	173,460	171,902
Government agency collateralized mortgage obligations	—	—	132,927	131,356
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	41,621	42,753
Government agency collateralized mortgage obligations	—	—	5,050	5,078
Other debt securities	—	—	20,834	21,280
Other equity securities	—	—	2,775	3,741
	$348,340	$347,155	$410,535	$398,190

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2013
Obligations of other U.S. Government agencies and corporations	$119,503	$(6,049)	$—	$—	$119,503	$(6,049)
Obligations of states and political subdivisions	45,312	(2,352)	—	—	45,312	(2,352)
Total	$164,815	$(8,401)	$—	$—	164,815	$(8,401)
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$35,224	$(232)	$—	$—	$35,224	$(232)
Obligations of states and political subdivisions	2,861	(34)	126	(1)	2,987	(35)
Total	$38,085	$(266)	$126	$(1)	$38,211	$(267)
Available for Sale:
June 30, 2013
Obligations of other U.S. Government agencies and corporations	$3,807	$(193)	$—	$—	$3,807	$(193)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	103,728	(4,000)	103,728	(4,000)
Government agency collateralized mortgage obligations	87,325	(2,930)	3,686	(19)	91,011	(2,949)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	16,808	(473)	16,808	(473)
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	15,960	(11,751)	15,960	(11,751)
Other debt securities	2,883	(91)	2,140	(2)	5,023	(93)
Total	$94,015	$(3,214)	$142,322	$(16,245)	$236,337	$(19,459)
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	15,431	(91)	—	—	15,431	(91)
Government agency collateralized mortgage obligations	44,616	(389)	1,605	(10)	46,221	(399)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	—	—	—
Government agency collateralized mortgage obligations	—	—	—	—	—	—
Trust preferred securities	—	—	15,068	(13,544)	15,068	(13,544)
Other debt securities	—	—	2,188	(1)	2,188	(1)
Other equity securities	—	—	—	—	—	—
Total	$60,047	$(480)	$18,861	$(13,555)	$78,908	$(14,035)

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
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $27,711 and $28,612 and a fair value of $15,960 and $15,068, at June 30, 2013 and December 31, 2012, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At June 30, 2013, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three or six months ended June 30, 2013.
However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at June 30, 2013. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2013:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,179	$1,109	$(70)	Ca	30%
XXIII	Pooled	B-2	8,889	5,449	(3,440)	B1	25%
XXIV	Pooled	B-2	12,076	6,274	(5,802)	Ca	35%
XXVI	Pooled	B-2	5,567	3,128	(2,439)	Ca	30%
			$27,711	$15,960	$(11,751)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	June 30, 2013	December 31, 2012
Commercial, financial, agricultural	$318,001	$317,050
Lease financing	105	195
Real estate – construction	118,987	105,706
Real estate – 1-4 family mortgage	920,293	903,423
Real estate – commercial mortgage	1,464,522	1,426,643
Installment loans to individuals	62,605	57,241
Gross loans	2,884,513	2,810,258
Unearned income	(2)	(5)
Loans, net of unearned income	2,884,511	2,810,253
Allowance for loan losses	(47,034)	(44,347)
Net loans	$2,837,477	$2,765,906

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2013
Commercial, financial, agricultural	$405	$—	$313,942	$314,347	$390	$3,094	$170	$3,654	$318,001
Lease financing	—	—	105	105	—	—	—	—	105
Real estate – construction	—	—	117,339	117,339	—	1,648	—	1,648	118,987
Real estate – 1-4 family mortgage	6,497	943	891,322	898,762	1,827	8,184	11,520	21,531	920,293
Real estate – commercial mortgage	2,068	1,075	1,420,485	1,423,628	222	32,521	8,151	40,894	1,464,522
Installment loans to individuals	280	91	62,126	62,497	—	108	—	108	62,605
Unearned income	—	—	(2)	(2)	—	—	—	—	(2)
Total	$9,250	$2,109	$2,805,317	$2,816,676	$2,439	$45,555	$19,841	$67,835	$2,884,511
December 31, 2012
Commercial, financial, agricultural	$484	$15	$312,943	$313,442	$215	$3,131	$262	$3,608	$317,050
Lease financing	—	—	195	195	—	—	—	—	195
Real estate – construction	80	—	103,978	104,058	—	1,648	—	1,648	105,706
Real estate – 1-4 family mortgage	6,685	1,992	867,053	875,730	1,249	13,417	13,027	27,693	903,423
Real estate – commercial mortgage	5,084	1,250	1,373,470	1,379,804	325	38,297	8,217	46,839	1,426,643
Installment loans to individuals	197	50	56,715	56,962	7	265	7	279	57,241
Unearned income	—	—	(5)	(5)	—	—	—	—	(5)
Total	$12,530	$3,307	$2,714,349	$2,730,186	$1,796	$56,758	$21,513	$80,067	$2,810,253

Restructured loans contractually 90 days past due totaled $646 at December 31, 2012. There were no restructured loans contractually 90 days past due at June 30, 2013. The outstanding balance of restructured loans on nonaccrual status was $9,580 and $11,420 at June 30, 2013 and December 31, 2012, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2013
Commercial, financial, agricultural	$6,895	$1,515	$2,120	$3,635	$834
Lease financing	—	—	—	—	—
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	42,185	26,596	6,172	32,768	7,843
Real estate – commercial mortgage	101,581	25,275	36,266	61,541	7,267
Installment loans to individuals	—	—	—	—	—
Total	$153,108	$53,386	$46,206	$99,592	$15,944
December 31, 2012
Commercial, financial, agricultural	$5,142	$1,620	$1,620	$3,240	$708
Lease financing	—	—	—	—	—
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	80,022	28,848	10,094	38,942	9,201
Real estate – commercial mortgage	118,167	34,400	39,450	73,850	7,688
Installment loans to individuals	—	—	—	—	—
Totals	$205,778	$64,868	$52,812	$117,680	$17,597

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$5,601	$—	$3,667	$7
Lease financing	—	—	—	—
Real estate – construction	1,650	—	6,093	—
Real estate – 1-4 family mortgage	34,732	108	48,109	274
Real estate – commercial mortgage	69,168	123	89,510	558
Installment loans to individuals	—	—	—	—
Total	$111,151	$231	$147,379	$839

(1)
Includes interest income recognized using the cash-basis method of income recognition of $100. No interest income was recognized using the cash-basis method of income recognition during the three months ended June 30, 2013.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$5,551	$—	$3,730	$15
Lease financing	—	—	—	—
Real estate – construction	1,650	—	6,141	—
Real estate – 1-4 family mortgage	34,874	291	48,755	598
Real estate – commercial mortgage	69,579	466	90,995	1,077
Installment loans to individuals	—	—	—	—
Total	$111,654	$757	$149,621	$1,690

(1)
Includes interest income recognized using the cash-basis method of income recognition of $314. No interest income was recognized using the cash-basis method of income recognition during the six months ended June 30, 2013.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2013
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	20	18,353	9,929
Real estate – commercial mortgage	15	13,646	12,608
Installment loans to individuals	1	184	172
Total	36	$32,183	$22,709
December 31, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	19	18,450	10,853
Real estate – commercial mortgage	16	18,985	18,409
Installment loans to individuals	1	184	174
Total	36	$37,619	$29,436

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2013	36	$29,436
Additional loans with concessions	6	1,277
Reductions due to:
Reclassified as nonperforming	1	(620)
Charge-offs	1	(374)
Transfer to other real estate owned	—	—
Principal paydowns		(1,269)
Lapse of concession period	4	(5,741)
Totals at June 30, 2013	36	$22,709

The allocated allowance for loan losses attributable to restructured loans was $3,330 and $3,969 at June 30, 2013 and December 31, 2012, respectively. The Company had $286 and $288 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2013 and December 31, 2012, respectively.
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

	Pass	Watch	Substandard	Total
June 30, 2013
Commercial, financial, agricultural	$228,692	$3,086	$1,923	$233,701
Real estate – construction	84,121	659	11	84,791
Real estate – 1-4 family mortgage	102,217	13,716	31,419	147,352
Real estate – commercial mortgage	1,042,788	33,049	36,438	1,112,275
Installment loans to individuals	—	—	—	—
Total	$1,457,818	$50,510	$69,791	$1,578,119
December 31, 2012
Commercial, financial, agricultural	$226,540	$1,939	$3,218	$231,697
Real estate – construction	71,633	651	—	72,284
Real estate – 1-4 family mortgage	96,147	24,138	32,589	152,874
Real estate – commercial mortgage	989,095	46,148	37,996	1,073,239
Installment loans to individuals	7	—	—	7
Total	$1,383,422	$72,876	$73,803	$1,530,101

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Performing	Non- Performing	Total
June 30, 2013
Commercial, financial, agricultural	$73,510	$386	$73,896
Lease financing	103	—	103
Real estate – construction	32,548	—	32,548
Real estate – 1-4 family mortgage	706,724	3,397	710,121
Real estate – commercial mortgage	215,780	931	216,711
Installment loans to individuals	60,766	166	60,932
Total	$1,089,431	$4,880	$1,094,311
December 31, 2012
Commercial, financial, agricultural	$74,003	$210	$74,213
Lease financing	195	—	195
Real estate – construction	31,774	—	31,774
Real estate – 1-4 family mortgage	670,074	5,328	675,402
Real estate – commercial mortgage	195,086	449	195,535
Installment loans to individuals	54,918	91	55,009
Total	$1,026,050	$6,078	$1,032,128

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
June 30, 2013
Commercial, financial, agricultural	$—	$10,282	$122	$10,404
Lease financing	—	—	—	—
Real estate – construction	—	1,648	—	1,648
Real estate – 1-4 family mortgage	1,046	59,364	2,410	62,820
Real estate – commercial mortgage	24,324	104,796	6,416	135,536
Installment loans to individuals	—	34	1,639	1,673
Total	$25,370	$176,124	$10,587	$212,081
December 31, 2012
Commercial, financial, agricultural	$—	$10,800	$340	$11,140
Lease financing	—	—	—	—
Real estate – construction	—	1,648	—	1,648
Real estate – 1-4 family mortgage	6,122	67,326	1,699	75,147
Real estate – commercial mortgage	25,782	125,379	6,708	157,869
Installment loans to individuals	—	31	2,194	2,225
Total	$31,904	$205,184	$10,941	$248,029

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The references in the table above and elsewhere in these Notes to "covered loans" and "not covered loans" (as well as to "covered OREO" and "not covered OREO") refer to loans (or OREO, as applicable) covered and not covered, respectively, by loss-share agreements with the FDIC. See Note E, "FDIC Loss-Share Indemnification Asset," below for more information.

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at June 30, 2013:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$66,879	$209,442	$12,685	$289,006
Nonaccretable difference(1)	(41,507)	(29,413)	(1,095)	(72,015)
Cash flows expected to be collected	25,372	180,029	11,590	216,991
Accretable yield(2)	(2)	(3,905)	(1,003)	(4,910)
Fair value	$25,370	$176,124	$10,587	$212,081

(1)	Represents contractual principal and interest cash flows of $276,704 and $12,302, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $3,980 expected to be collected and purchase discount of $930.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2013	$(13)	$(6,705)	$(1,130)	$(7,848)
Reclasses from nonaccretable difference	(87)	(3,021)	(529)	(3,637)
Accretion	98	5,821	656	6,575
Balance at June 30, 2013	$(2)	$(3,905)	$(1,003)	$(4,910)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$2,942	$676	$19,737	$22,096	$1,054	$46,505
Charge-offs	(46)	—	(652)	(2,527)	(288)	(3,513)
Recoveries	90	47	132	756	17	1,042
Net recoveries (charge-offs)	44	47	(520)	(1,771)	(271)	(2,471)
Provision for loan losses	563	140	521	1,962	239	3,425
Benefit attributable to FDIC loss-share agreements	(83)	—	(369)	(50)	—	(502)
Recoveries payable to FDIC	12	—	63	2	—	77
Provision for loan losses charged to operations	492	140	215	1,914	239	3,000
Ending balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034
Six Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(280)	—	(1,266)	(3,120)	(352)	(5,018)
Recoveries	247	63	471	847	27	1,655
Net (charge-offs) recoveries	(33)	63	(795)	(2,273)	(325)	(3,363)
Provision for loan losses	510	88	1,718	3,787	781	6,884
Benefit attributable to FDIC loss-share agreements	(330)	—	(630)	(711)	—	(1,671)
Recoveries payable to FDIC	24	1	792	20	—	837
Provision for loan losses charged to operations	204	89	1,880	3,096	781	6,050
Ending balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034
Period-End Amount Allocated to:
Individually evaluated for impairment	$834	$—	$7,843	$7,267	$—	$15,944
Collectively evaluated for impairment	2,644	863	11,589	14,972	1,022	31,090
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$3,220	$882	$18,892	$20,379	$803	$44,176
Charge-offs	(645)	(38)	(2,674)	(1,144)	(132)	(4,633)
Recoveries	156	3	172	172	33	536
Net charge-offs	(489)	(35)	(2,502)	(972)	(99)	(4,097)
Provision for loan losses	613	119	6,900	2,475	124	10,231
Benefit attributable to FDIC loss-share agreements	(164)	—	(4,505)	(1,456)	—	(6,125)
Recoveries payable to FDIC	55	—	195	339	5	594
Provision for loan losses charged to operations	504	119	2,590	1,358	129	4,700
Ending balance	$3,235	$966	$18,980	$20,765	$833	$44,779
Six Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Charge-offs	(2,033)	(42)	(4,548)	(3,026)	(203)	(9,852)
Recoveries	178	3	333	224	53	791
Net charge-offs	(1,855)	(39)	(4,215)	(2,802)	(150)	(9,061)
Provision for loan losses	1,217	(51)	11,843	5,758	78	18,845
Benefit attributable to FDIC loss-share agreements	(381)	(17)	(6,054)	(3,532)	—	(9,984)
Recoveries payable to FDIC	57	—	215	362	5	639
Provision for loan losses charged to operations	893	(68)	6,004	2,588	83	9,500
Ending balance	$3,235	$966	$18,980	$20,765	$833	$44,779
Period-End Amount Allocated to:
Individually evaluated for impairment	$727	$—	$5,666	$7,296	$—	$13,689
Collectively evaluated for impairment	2,508	966	13,314	13,469	833	31,090
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,235	$966	$18,980	$20,765	$833	$44,779

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2013
Individually evaluated for impairment	$1,515	$—	$26,596	$25,275	$—	$53,386
Collectively evaluated for impairment	306,082	117,339	830,877	1,303,711	61,035	2,619,044
Acquired with deteriorated credit quality	10,404	1,648	62,820	135,536	1,673	212,081
Ending balance	$318,001	$118,987	$920,293	$1,464,522	$62,708	$2,884,511
December 31, 2012
Individually evaluated for impairment	$1,620	$—	$28,848	$34,400	$—	$64,868
Collectively evaluated for impairment	304,290	104,058	799,428	1,234,374	55,206	2,497,356
Acquired with deteriorated credit quality	11,140	1,648	75,147	157,869	2,225	248,029
Ending balance	$317,050	$105,706	$903,423	$1,426,643	$57,431	$2,810,253

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
June 30, 2013
Residential real estate	$5,091	$3,368	$8,459
Commercial real estate	7,955	9,139	17,094
Residential land development	2,318	15,137	17,455
Commercial land development	12,471	5,603	18,074
Other	—	—	—
Total	$27,835	$33,247	$61,082
December 31, 2012
Residential real estate	$8,778	$7,842	$16,620
Commercial real estate	14,368	7,779	22,147
Residential land development	5,005	22,490	27,495
Commercial land development	17,383	6,221	23,604
Other	—	385	385
Total	$45,534	$44,717	$90,251

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2013	$45,534	$44,717	$90,251
Transfers of loans	5,294	5,620	10,914
Capitalized improvements	—	129	129
Impairments(1)	(5,775)	(1,080)	(6,855)
Dispositions	(17,172)	(16,139)	(33,311)
Other	(46)	—	(46)
Balance at June 30, 2013	$27,835	$33,247	$61,082

(1)
Of the total impairment charges of $(5,775) recorded for covered OREO, $(1,155) was included in the Consolidated Statements of Income for the six months ended June 30, 2013, while the remaining $(4,620) increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Repairs and maintenance	$555	$617	$908	$1,196
Property taxes and insurance	304	127	657	576
Impairments	1,249	2,069	2,235	4,167
Net (gains) losses on OREO sales	(252)	671	218	1,669
Rental income	(83)	(114)	(196)	(239)
Total	$1,773	$3,370	$3,822	$7,369

Note E – FDIC Loss-Share Indemnification Asset
(In Thousands)
As part of the loan portfolio and other real estate owned fair value estimation in connection with FDIC-assisted acquisitions, a FDIC loss-share indemnification asset is established, which represents the present value as of the acquisition date of the estimated losses on covered assets to be reimbursed by the FDIC. Pursuant to the terms of both of our loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. The estimated losses are based on the same cash flow estimates used in determining the fair value of the covered assets. The FDIC loss-share indemnification asset is reduced as losses are recognized on covered assets and loss-share payments are received from the FDIC. Realized losses in excess of estimates as of the date of the acquisition increase the FDIC loss-share indemnification asset. Conversely, when realized losses are less than these estimates, the portion of the FDIC loss-share indemnification asset no longer expected to result in a payment from the FDIC is amortized into interest income using the effective interest method.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2013	$44,153
Changes in expected cash flows from initial estimates on:
Loans	271
OREO	3,516
Reimbursable expenses	2,016
Accretion	600
Reimbursements received from the FDIC	(19,858)

Balance at June 30, 2013	$30,698

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at June 30, 2013 and December 31, 2012.
Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three or six months ended June 30, 2013 and 2012.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2013	$4,233
Capitalization	3,278
Amortization	(330)

Balance at June 30, 2013	$7,181

Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2013 are as follows:

Unpaid principal balance	$679,604

Weighted-average prepayment speed (CPR)	2.76%
Estimated impact of a 10% increase	$(505)
Estimated impact of a 20% increase	(670)

Discount rate	11.26%
Estimated impact of a 10% increase	$(580)
Estimated impact of a 20% increase	(810)

Weighted-average coupon interest rate	3.22%
Weighted-average servicing fee (basis points)	25.09
Weighted-average remaining maturity (in months)	288

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note G - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$6	$6
Interest cost	187	215	15	16
Expected return on plan assets	(309)	(298)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	102	89	36	18
Net periodic benefit cost	$(20)	$6	$57	$40

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$13	$12
Interest cost	375	430	27	32
Expected return on plan assets	(620)	(596)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	199	178	55	36
Net periodic benefit cost	$(46)	$12	$95	$80

In January 2013 and 2012, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2013 and 2012 for the six month periods ended June 30, 2013 and 2012:

	2013 Grant	2012 Grant
Shares granted	52,500	172,000
Dividend yield	3.55%	4.55%
Expected volatility	37%	37%
Risk-free interest rate	0.76%	0.79%
Expected lives	6 years	6 years
Weighted average exercise price	$19.14	$14.96
Weighted average fair value	$4.47	$3.10

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under a long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company's common stock on the day immediately preceding the grant date. The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2013:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—	9,684	$15.49
Granted	59,850	19.14	16,338	20.28
Vested	—	—	(9,038)	15.49
Cancelled	—	—	(646)	15.49
Nonvested at June 30, 2013	59,850	$19.14	16,338	$20.28
During the six months ended June 30, 2013, the Company reissued 73,437 shares from treasury in connection with the exercise of stock options and issuance of fully vested restricted stock. The Company recorded total stock-based compensation expense of $477 and $316 for the three months ended June 30, 2013 and 2012, respectively, and $955 and $608 for the six months ended June 30, 2013 and 2012 , respectively.

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

•	The Insurance segment includes a full service insurance agency offering all major lines of commercial and personal insurance through major carriers.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2013
Net interest income	34,251	24	324	(195)	34,404
Provision for loan losses	2,990	—	10	—	3,000
Noninterest income	15,102	973	1,237	5	17,317
Noninterest expense	34,921	813	1,736	264	37,734
Income before income taxes	11,442	184	(185)	(454)	10,987
Income taxes	3,079	71	—	(182)	2,968
Net income (loss)	8,363	113	(185)	(272)	8,019

Total assets	$4,183,079	$10,460	$42,886	$12,856	$4,249,281
Goodwill	181,996	2,783	—	—	184,779

Three months ended June 30, 2012
Net interest income	$33,661	$24	$341	$(616)	$33,410
Provision for loan losses	4,723	—	(23)	—	4,700
Noninterest income	13,793	901	1,563	21	16,278
Noninterest expense	34,179	793	1,646	132	36,750
Income before income taxes	8,552	132	281	(727)	8,238
Income taxes	2,055	51	63	(276)	1,893
Net income (loss)	$6,497	$81	$218	$(451)	$6,345

Total assets	$4,054,647	$10,186	$38,125	$9,419	$4,112,377
Goodwill	182,096	2,783	—	—	184,879

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2013
Net interest income	67,928	47	619	(809)	67,785
Provision for loan losses	5,907	—	143	—	6,050
Noninterest income	30,122	2,006	2,541	26	34,695
Noninterest expense	70,023	1,626	3,317	368	75,334
Income before income taxes	22,120	427	(300)	(1,151)	21,096
Income taxes	5,802	165	—	(461)	5,506
Net income (loss)	16,318	262	(300)	(690)	15,590

Total assets	$4,183,079	$10,460	$42,886	$12,856	$4,249,281
Goodwill	181,996	2,783	—	—	184,779

Six months ended June 30, 2012
Net interest income	$66,766	$48	$704	$(1,265)	$66,253
Provision for loan losses	9,517	—	(17)	—	9,500
Noninterest income	27,079	2,070	3,514	43	32,706
Noninterest expense	68,483	1,576	3,112	241	73,412
Income before income taxes	15,845	542	1,123	(1,463)	16,047
Income taxes	3,787	210	289	(558)	3,728
Net income (loss)	$12,058	$332	$834	$(905)	$12,319

Total assets	$4,054,647	$10,186	$38,125	$9,419	$4,112,377
Goodwill	182,096	2,783	—	—	184,879

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,120	$—	$6,120
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	171,902	—	171,902
Government agency collateralized mortgage obligations	—	131,356	—	131,356
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,753	—	42,753
Government agency collateralized mortgage obligations	—	5,078	—	5,078
Trust preferred securities	—	—	15,960	15,960
Other debt securities	—	21,280	—	21,280
Other equity securities	—	3,741	—	3,741
Total securities available for sale	—	382,230	15,960	398,190
Derivative instruments:
Interest rate swaps	—	10	—	10
Interest rate contracts	—	1,824	—	1,824
Interest rate lock commitments	—	76	—	76
Forward contracts	—	4,599	—	4,599
Total derivative instruments	—	6,509	—	6,509
Mortgage loans held for sale	—	50,268	—	50,268
Total financial assets	$—	$439,007	$15,960	$454,967
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$232	$—	$232
Interest rate contracts	—	1,826	—	1,826
Interest rate lock commitments	—	606	—	606
Forward commitments	—	—	—	—
Total derivative instruments	—	2,664	—	2,664
Total financial liabilities	$—	$2,664	$—	$2,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,442	$—	$2,442
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	144,817	—	144,817
Government agency collateralized mortgage obligations	—	117,521	—	117,521
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	45,058	—	45,058
Government agency collateralized mortgage obligations	—	5,407	—	5,407
Trust preferred securities	—	—	15,068	15,068
Other debt securities	—	22,930	—	22,930
Other equity securities	—	3,068	—	3,068
Total securities available for sale	—	341,243	15,068	356,311
Derivative instruments:
Interest rate contracts	—	3,083	—	3,083
Interest rate lock commitments	—	1,571	—	1,571
Total derivative instruments	—	4,654	—	4,654
Mortgage loans held for sale	—	34,845	—	34,845
Total financial assets	$—	$380,742	$15,068	$395,810
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,164	$—	$2,164
Interest rate contracts	—	3,152	—	3,152
Forward commitments	—	198	—	198
Total derivative instruments	—	5,514	—	5,514
Total financial liabilities	$—	$5,514	$—	$5,514

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2013.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and six months ended June 30, 2013 and 2012, respectively:

	Securities available for sale
Three Months Ended June 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at April 1, 2013	$16,162	$—	$16,162
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	(84)	—	(84)
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(118)	—	(118)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at June 30, 2013	$15,960	$—	$15,960

	Securities available for sale
Three Months Ended June 30, 2012	Trust preferred securities	Other equity securities	Total
Balance at April 1, 2012	$12,866	$2,660	$15,526
Realized gains (losses) included in net income	—	14	14
Unrealized gains (losses) included in other comprehensive income	(194)	116	(78)
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at June 30, 2012	$12,672	$2,790	$15,462

	Securities available for sale
Six Months Ended June 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2013	$15,068	$—	$15,068
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,794	—	1,794
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	(902)	—	(902)
Transfers out of Level 3	—	—	—
Balance at June 30, 2013	$15,960	$—	$15,960

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Securities available for sale
Six Months Ended June 30, 2012	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2012	$12,785	$2,237	$15,022
Realized gains (losses) included in net income	—	14	14
Unrealized gains (losses) included in other comprehensive income	839	539	1,378
Purchases	(952)	—	(952)
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at June 30, 2012	$12,672	$2,790	$15,462

For the three and six months ended June 30, 2013 and 2012, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of June 30, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$15,960	Discounted cash flows	Default rate	0-100%

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

June 30, 2013	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$7,433	$7,433
OREO	—	—	28,862	28,862
Total	$—	$—	$36,295	$36,295

December 31, 2012	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$20,178	$20,178
OREO	—	—	33,761	33,761
Total	$—	$—	$53,939	$53,939

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three or six months ended June 30, 2013 and 2012, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $8,963 and $27,149 at June 30, 2013 and December 31, 2012, respectively, and a specific reserve for these loans of $1,530 and $6,971 was included in the allowance for loan losses for the periods ended on such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	June 30, 2013	December 31, 2012
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$30,365	$19,254
Impairment recognized in results of operations	(982)	(901)
Increase in FDIC loss-share indemnification asset	(3,926)	(3,602)
Receivable from other guarantor	—	(41)
Fair value	$25,457	$14,710
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$4,215	$22,277
Impairment recognized in results of operations	(810)	(3,226)
Fair value	$3,405	$19,051

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2013 and December 31, 2012, and no impairment charges were recognized in earnings for the three or six months ended June 30, 2013 and 2012.
The following table presents information as of June 30, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$7,433	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	28,862	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net losses of $1,510 and $1,788 resulting from fair value changes of these mortgage loans were recorded in income during the three and six months ended June 30, 2013, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

June 30, 2013	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$50,268	$51,213	$(945)
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$79,015	$79,015	$—	$—	$79,015
Securities held to maturity	348,340	—	347,155	—	347,155
Securities available for sale	398,190	—	382,230	15,960	398,190
Mortgage loans held for sale	50,268	—	50,268	—	50,268
Loans covered under loss-share agreements	201,494	—	—	200,057	200,057
Loans not covered under loss-share agreements, net	2,635,983	—	—	2,572,710	2,572,710
FDIC loss-share indemnification asset	30,698	—	—	30,698	30,698
Mortgage servicing rights	7,181	—	—	7,723	7,723
Derivative instruments	6,509	—	6,509	—	6,509
Financial liabilities
Deposits	$3,505,158	$2,287,104	$1,223,615	$—	$3,510,719
Short-term borrowings	42,819	42,819	—	—	42,819
Federal Home Loan Bank advances	77,441	—	91,663	—	91,663
Junior subordinated debentures	75,529	—	24,692	—	24,692
Derivative instruments	2,664	—	2,664	—	2,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$132,420	$132,420	$—	$—	$132,420
Securities held to maturity	317,766	—	334,475	—	334,475
Securities available for sale	356,311	—	341,243	15,068	356,311
Mortgage loans held for sale	34,845	—	34,845	—	34,845
Loans covered under loss-share agreements	237,088	—	—	235,890	235,890
Loans not covered under loss-share agreements, net	2,528,818	—	—	2,452,937	2,452,937
FDIC loss-share indemnification asset	44,153	—	—	44,153	44,153
Mortgage servicing rights	4,233	—	—	4,259	4,259
Derivative instruments	4,654	—	4,654	—	4,654
Financial liabilities
Deposits	$3,461,221	$2,268,568	$1,200,785	$—	$3,469,353
Short-term borrowings	5,254	5,254	—	—	5,254
Federal Home Loan Bank advances	83,843	—	99,870	—	99,870
Junior subordinated debentures	75,609	—	27,985	—	27,985
Derivative instruments	5,514	—	5,514	—	5,514

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

Note J - Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2013, the Company had notional amounts of $80,408 on interest rate contracts with corporate customers and $80,408 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
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
In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013, respectively. Deferred gains amortized into net interest income were $80 and $152 for the three months ended June 30, 2013 and 2012, respectively, and $165 and $304 for the six months ended June 30, 2013 and 2012, respectively.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $112,070 and $72,757 at June 30, 2013 and December 31, 2012, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $167,000 and $100,000 at June 30, 2013 and December 31, 2012, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivative assets:
Designated as hedging instruments:
Interest rate swap	Other Assets	$10	$—
Totals		$10	$—
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,824	$3,083
Interest rate lock commitments	Other Assets	76	1,571
Forward commitments	Other Assets	$4,599	$—
Totals		$6,499	$4,654
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$232	$2,164
Totals		$232	$2,164
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,826	$3,152
Interest rate lock commitments	Other Liabilities	606	—
Forward commitments	Other Liabilities	—	198
Totals		$2,432	$3,350

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$80	$152	$165	$304
Total	$80	$152	$165	$304
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$801	$549	$1,600	$883
Included in other noninterest expense	(25)	23	67	34
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	(2,284)	923	(2,101)	522
Forward commitments
Included in gains on sales of mortgage loans held for sale	4,678	(888)	4,876	(943)
Total	$3,170	$607	$4,442	$496

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Offsetting

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when the "right of setoff" exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company's derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The following table presents the Company's gross derivative positions as recognized in the consolidated balance sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Gross amounts recognized	$6,509	$4,654	$2,664	$5,514
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	6,509	4,654	2,664	5,514
Gross amounts not offset in the consolidated balance sheets
Financial instruments	849	—	849	—
Financial collateral pledged	—	—	237	4,950
Net amounts	$5,660	$4,654	$1,578	$564

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2013
Securities available for sale:
Unrealized holding losses on securities	$(11,369)	$(4,350)	$(7,019)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(88)	(34)	(54)
Total securities available for sale	(11,457)	(4,384)	(7,073)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,607	615	992
Reclassification adjustment for gains realized in net income	(83)	(32)	(51)
Total derivative instruments	1,524	583	941
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	138	53	85
Total defined benefit pension and post-retirement benefit plans	138	53	85
Total other comprehensive income	$(9,795)	$(3,748)	$(6,047)
Three months ended June 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$1,766	$676	$1,090
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(869)	(332)	(537)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(148)	(57)	(91)
Total securities available for sale	749	287	462
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,664)	(637)	(1,027)
Reclassification adjustment for gains realized in net income	(152)	(58)	(94)
Total derivative instruments	(1,816)	(695)	(1,121)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	107	41	66
Total defined benefit pension and post-retirement benefit plans	107	41	66
Total other comprehensive income	$(960)	$(367)	$(593)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2013
Securities available for sale:
Unrealized holding losses on securities	$(11,133)	$(4,260)	$(6,873)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for losses realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(194)	(74)	(120)
Total securities available for sale	(11,212)	(4,290)	(6,922)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,942	743	1,199
Reclassification adjustment for gains realized in net income	(168)	(64)	(104)
Total derivative instruments	1,774	679	1,095
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	254	97	157
Total defined benefit pension and post-retirement benefit plans	254	97	157
Total other comprehensive income	$(9,184)	$(3,514)	$(5,670)
Six months ended June 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$3,414	$1,306	$2,108
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(1,773)	(678)	(1,095)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(313)	(120)	(193)
Total securities available for sale	1,328	508	820
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,843)	(705)	(1,138)
Reclassification adjustment for gains realized in net income	(304)	(116)	(188)
Total derivative instruments	(2,147)	(821)	(1,326)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	214	82	132
Total defined benefit pension and post-retirement benefit plans	214	82	132
Total other comprehensive income	$(605)	$(231)	$(374)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	June 30, 2013	December 31, 2012
Unrealized gains on securities	$10,506	$17,428
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)
Unrealized losses on derivative instruments	(116)	(1,211)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(7,087)	(7,244)
Total accumulated other comprehensive loss	$(14,171)	$(8,501)

Note L – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding assuming outstanding stock options were exercised into common shares, calculated in accordance with the treasury method. Basic and diluted net income per common share calculations are as follows as of the periods presented:

	Three Months Ended
	June 30,
	2013	2012
Basic
Net income applicable to common stock	$8,019	$6,345
Average common shares outstanding	25,223,749	25,110,709
Net income per common share - basic	$0.32	$0.25
Diluted
Net income applicable to common stock	$8,019	$6,345
Average common shares outstanding	25,223,749	25,110,709
Effect of dilutive stock-based compensation	150,119	38,651
Average common shares outstanding - diluted	25,373,868	25,149,360
Net income per common share - diluted	$0.32	$0.25

	Six Months Ended
	June 30,
	2013	2012
Basic
Net income applicable to common stock	$15,590	$12,319
Average common shares outstanding	25,205,092	25,094,852
Net income per common share - basic	$0.62	$0.49
Diluted
Net income applicable to common stock	$15,590	$12,319
Average common shares outstanding	25,205,092	25,094,852
Effect of dilutive stock-based compensation	129,806	49,282
Average common shares outstanding - diluted	25,334,898	25,144,134
Net income per common share - diluted	$0.62	$0.49

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2013	2012
Number of shares	162,339	1,199,407
Range of exercise prices	$19.14 - $30.63	$14.96 - $30.63

	Six Months Ended
	June 30,
	2013	2012
Number of shares	388,446	1,202,559
Range of exercise prices	$19.14 - $30.63	$14.96 - $30.63

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
The shareholders of both the Company and First M&F have approved the acquisition, which is expected to close in the third quarter of 2013, subject to the receipt of regulatory approval and the satisfaction of other customary conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Merchants and Farmers Bank is expected to merge with and into Renasant Bank immediately after the merger of First M&F with and into the Company.

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

Financial Condition
Assets
Total assets were $4,249,281 at June 30, 2013 compared to $4,178,616 at December 31, 2012. The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2013 compared to December 31, 2012.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	June 30, 2013	Percentage of Portfolio	December 31, 2012	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$132,172	17.70%	$92,487	13.72%
Obligations of states and political subdivisions	222,288	29.78	312,803	46.40
Mortgage-backed securities	351,089	47.03	227,721	33.78
Trust preferred securities	15,960	2.14	15,068	2.24
Other debt securities	21,280	2.85	22,930	3.40
Other equity securities	3,741	0.50	3,068	0.46
	$746,530	100.00%	$674,077	100.00%

The balance of our securities portfolio at June 30, 2013 increased $72,453 to $746,530 from $674,077 at December 31, 2012. During the first six months of 2013, we purchased $176,596 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”) held in our securities portfolio, included in the “Mortgage-backed securities” line item in the above table, are primarily issued by government sponsored entities and comprised 57% of the purchases. U.S. Government agency securities and obligations of state and political subdivisions accounted for the remaining 37% and 5%, respectively, of total securities purchased. The carrying value of securities sold during the first six months of 2013 totaled $13,420, of which $9,128 were CMOs. The remainder consisted of obligations of states and political subdivisions. Maturities and calls of securities during the first six months of 2013 totaled $77,568.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $27,711 and $28,612 and a fair value of $15,960 and $15,068 at June 30, 2013 and December 31, 2012, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the second quarter of 2013 or 2012. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at June 30, 2013 and December 31, 2012. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.
Loans
The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2013	Percentage of Total Loans	December 31, 2012	Percentage of Total Loans
Commercial, financial, agricultural	$318,001	11.02%	$317,050	11.28%
Lease financing	103	0.01	190	0.01
Real estate – construction	118,987	4.13	105,706	3.76
Real estate – 1-4 family mortgage	920,293	31.90	903,423	32.15
Real estate – commercial mortgage	1,464,522	50.77	1,426,643	50.76
Installment loans to individuals	62,605	2.17	57,241	2.04
Total loans, net of unearned income	$2,884,511	100.00%	$2,810,253	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2013, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at June 30, 2013 were $2,884,511, an increase of $74,258 from $2,810,253 at December 31, 2012. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $201,494 at June 30, 2013, a decrease of $35,594, or 15.01%, compared to $237,088 at December 31, 2012. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date.
Loans not covered under loss-share agreements with the FDIC (sometimes referred to as “not covered loans”) at June 30, 2013 were $2,683,017, an increase of $109,852, compared to $2,573,165 at December 31, 2012. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $86,807 of the total increase in loans from December 31, 2012.
During the first half of 2013, loans in our Tennessee and Alabama markets increased $76,559 and $21,404, respectively, while loans in our Mississippi markets decreased $7,162. Loans in our Georgia markets not covered under loss-share agreements increased $22,820 from December 31, 2012.

The following table provides a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	June 30, 2013			December 31, 2012
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$10,283	$307,718	$318,001	$10,800	$306,250	$317,050
Lease financing	—	103	103	—	190	190
Real estate – construction:
Residential	1,648	53,250	54,898	1,648	46,805	48,453
Commercial	—	64,089	64,089	—	56,201	56,201
Condominiums	—	—	—	—	1,052	1,052
Total real estate – construction	1,648	117,339	118,987	1,648	104,058	105,706
Real estate – 1-4 family mortgage:
Primary	17,473	469,270	486,743	20,623	445,659	466,282
Home equity	14,275	189,294	203,569	15,622	183,159	198,781
Rental/investment	23,236	138,182	161,418	26,586	130,370	156,956
Land development	5,425	63,138	68,563	10,617	70,787	81,404
Total real estate – 1-4 family mortgage	60,409	859,884	920,293	73,448	829,975	903,423
Real estate – commercial mortgage:
Owner-occupied	56,285	540,054	596,339	63,683	577,223	640,906
Non-owner occupied	41,947	683,171	725,118	50,879	587,607	638,486
Land development	30,888	112,177	143,065	36,599	110,652	147,251
Total real estate – commercial mortgage	129,120	1,335,402	1,464,522	151,161	1,275,482	1,426,643
Installment loans to individuals	34	62,571	62,605	31	57,210	57,241
Total loans, net of unearned income	$201,494	$2,683,017	$2,884,511	$237,088	$2,573,165	$2,810,253

Mortgage loans held for sale were $50,268 at June 30, 2013 compared to $34,845 at December 31, 2012. The increase in mortgage loans held for sale at June 30, 2013 compared to December 31, 2012 is attributable to the increased mortgage production resulting from an improved housing market and historically low interest rates. Originations of mortgage loans to be sold totaled $374,448 in the first six months of 2013 compared to $233,277 for the same period in 2012. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $3,505,158 and $3,461,221, at June 30, 2013 and December 31, 2012, respectively. Noninterest-bearing deposits were $560,965 and $568,214 at June 30, 2013 and December 31, 2012, respectively, while interest-bearing deposits were $2,944,193 and $2,893,007 at June 30, 2013 and December 31, 2012, respectively. The balance of total deposits at June 30, 2013 as compared to December 31, 2012 increased slightly, 1.27%, and is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $357,017 and $344,342 at June 30, 2013 and December 31, 2012, respectively.

Following management’s emphasis on growing a stable source of funding through core deposits and allowing more costly deposits to mature or expire, deposits in our Alabama and Georgia markets decreased $24,845 and $11,973, respectively, at June 30, 2013 from December 31, 2012. Deposits in our Mississippi and Tennessee markets increased $88,016 and $28,138, respectively, at June 30, 2013 from December 31, 2012.
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (the “FHLB”) and junior subordinated debentures. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used, as needed, to meet day to day liquidity needs. Total FHLB advances were $114,141 and $83,843 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, $36,794 of the total FHLB advances outstanding were short-term. The Company had no short-term FHLB advances or federal funds purchased outstanding at December 31, 2012. The Company had $995,256 of availability on unused lines of credit with the FHLB at June 30, 2013 compared to $1,160,984 at December 31, 2012. The cost of our FHLB advances was 3.97% and 4.28% for the first half of 2013 and 2012, respectively.
In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. The cost of the TLGP debt was 3.94% while outstanding during 2012.

Results of Operations
Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012
Net Income
Net income for the three month period ended June 30, 2013 was $8,019, an increase of 26.38%, as compared to net income of $6,345 for the three month period ended June 30, 2012. Basic and diluted earnings per share for the three month period ended June 30, 2013 were $0.32 as compared to $0.25 for the three month period ended June 30, 2012.
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.
Net interest income increased to $34,404 for the second quarter of 2013 compared to $33,410 for the same period in 2012. On a tax equivalent basis, net interest income was $35,789 for the second quarter of 2013 as compared to $34,919 for the second quarter of 2012. Net interest margin, the tax equivalent net yield on earning assets, decreased to 3.88% during the second quarter of 2013 from 3.98% for the same period in 2012.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,877,578	$34,721	4.84%	$2,647,321	$34,168	5.19%
Securities:
Taxable(2)	536,114	3,408	2.55	556,327	3,778	2.72
Tax-exempt	218,401	3,148	5.78	237,026	3,487	5.88
Interest-bearing balances with banks	63,316	53	0.34	80,425	54	0.27
Total interest-earning assets	3,695,409	41,330	4.49	3,521,099	41,487	4.73
Cash and due from banks	51,523			66,506
Intangible assets	190,362			191,788
FDIC loss-share indemnification asset	32,584			59,957
Other assets	262,069			284,023
Total assets	$4,231,947			$4,123,373
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,480,176	$935	0.25%	$1,391,645	$1,029	0.30%
Savings deposits	254,247	126	0.20	230,207	123	0.22
Time deposits	1,219,012	3,034	1.00	1,265,026	3,817	1.21
Total interest-bearing deposits	2,953,435	4,095	0.56	2,886,878	4,969	0.69
Borrowed funds	164,894	1,446	3.52	168,856	1,599	3.80
Total interest-bearing liabilities	3,118,329	5,541	0.71	3,055,734	6,568	0.86
Noninterest-bearing deposits	562,103			531,209
Other liabilities	45,290			44,266
Shareholders’ equity	506,225			492,164
Total liabilities and shareholders’ equity	$4,231,947			$4,123,373
Net interest income/net interest margin		$35,789	3.88%		$34,919	3.98%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the second quarter of 2013 compared to the second quarter of 2012:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$2,988	$(2,435)	$553
Securities:
Taxable	(134)	(236)	(370)
Tax-exempt	(269)	(70)	(339)
Interest-bearing balances with banks	(13)	12	(1)
Total interest-earning assets	2,572	(2,729)	(157)
Interest expense:
Interest-bearing demand deposits	66	(160)	(94)
Savings deposits	13	(10)	3
Time deposits	(133)	(650)	(783)
Borrowed funds	(36)	(117)	(153)
Total interest-bearing liabilities	(90)	(937)	(1,027)
Change in net interest income	$2,662	$(1,792)	$870

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Our improvement in net interest income for the second quarter of 2013 as compared to the same period in 2012 was due largely to an increase of $230,257, or 8.70%, in the average balance of loans which was funded by redeployment of interest-bearing balances with banks, reduction in the investment portfolio and growth in non-time deposits. The improvement in level and mix of earning assets was partially offset by a 24 basis points reduction in their yield. The cost of interest bearing liabilities declined 15 basis points due both to the run off and repricing of contractual liabilities and the downward repricing of core deposits. The mix of interest bearing liabilities improved as growth in non-time deposits not only helped fund loan growth but also allowed a reduction in higher cost time deposits and borrowing. The10 basis points reduction in the net interest margin from 3.98% for the second quarter of 2012 to 3.88% for the second quarter of 2013 was due to the decline in the rate on interest-earning assets exceeding the decline in the cost of interest bearing liabilities.

Interest income, on a tax equivalent basis, was $41,330 for the second quarter of 2013 compared to $41,487 for the same period in 2012. The decrease in interest income was driven primarily by a decline in the yield on interest-earning assets offset by the increased level and improved mix of the average balance of interest-earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Loans	77.87%	75.19%	4.84%	5.19%
Securities	20.42	22.53	3.48	3.66
Other	1.71	2.28	0.34	2.70
Total earning assets	100.00%	100.00%	4.49%	4.73%

Interest income on loans, on a tax equivalent basis, was $34,721 for the second quarter of 2013 compared to $34,168 for the same period in 2012. The increase in interest income on loans is attributable to the $230,257 increase in the average balance of loans during the second quarter of 2013 compared to the same period in 2012 offset by a decline of 35 basis points on the loan yields over the same period.

Investment income, on a tax equivalent basis, decreased $709 to $6,556 for the second quarter of 2013 from $7,265 for the second quarter of 2012. The average balance in the investment portfolio for the second quarter of 2013 was $754,515 compared to $793,353 for the same period in 2012. The tax equivalent yield on the investment portfolio for the second quarter of 2013 was 3.48%, down 18 basis points from the same period in 2012. The decline in yield was a result of the cash flows generated by calls, maturities and sales of higher yielding securities in the Company's securities portfolio used in part to fund the purchase securities that in the current market environment were lower yielding.

Interest expense was $5,541 for the second quarter of 2013, a decrease of $1,027, or 15.64%, as compared to the same period in 2012. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the run off and repricing of contractual liabilities, the downward repricing of core deposits and an improved mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $30,894, or 5.82%, during the second quarter of 2013 as compared to the same period in 2012. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 14 basis points to 0.60% for the second quarter of 2013 as compared to 0.74% for the second quarter of 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Noninterest-bearing demand	15.27%	14.81%	—%	—%
Interest-bearing demand	40.22	38.80	0.25	0.30
Savings	6.91	6.42	0.20	0.22
Time deposits	33.12	35.27	1.00	1.21
Federal Home Loan Bank advances	2.26	2.41	3.97	4.35
Other borrowed funds	2.22	2.29	3.05	3.21
Total deposits and borrowed funds	100.00%	100.00%	0.60%	0.74%

Interest expense on deposits was $4,095 and $4,969 for the second quarter of 2013 and 2012, respectively. The cost of interest-bearing deposits was 0.56% and 0.69% for the same periods. Interest expense on total borrowings was $1,446 and $1,599 for the second quarter of 2013 and 2012, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended June 30,
2013	2012
1.64%	1.50%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $17,317 for the second quarter of 2013 as compared to $16,278 for the same period in 2012.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $4,509 and $4,495 for the second quarter of 2013 and 2012, respectively. Overdraft fees, the largest component of service charges on deposits, were $3,504 for the three months ended June 30, 2013 compared to $3,558 for the same period in 2012. The enactment of recent regulations has restricted the Company’s ability to impose and collect overdraft fees. As a result, future revenues from overdraft fees may continue to be adversely impacted, but management is unable at this time to predict the extent or timing of such impact.

Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 12.17% to $4,848 during the second quarter of 2013 as compared to $4,322 for the same period in 2012. For the second quarter of 2013, fees associated with debit card usage were $2,198 as compared to $2,145 for the same period in 2012. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. As directed by the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. Although these provisions apply only to financial institutions with more than $10 billion in assets, we expect that all financial institutions, regardless of size, will have to adjust their rates in order to remain competitive as affected institutions lower their debit card fees. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact. Mortgage loan fees increased $431 to $1,980 during the second quarter of 2013 as compared to $1,549 for the same period in 2012. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2013 as compared to 2012.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $951 and $882 for the three months ended June 30, 2013 and 2012, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $1,715 for the second quarter of 2013 compared to $1,551 for the same period in 2012. The market value of trust assets under management was $1,132,437 and $1,090,908 at June 30, 2013 and December 31, 2012, respectively.
The Company did not record any gains on sales of securities for the second quarter of 2013. During the second quarter of 2012, the Company recorded gains on sales of securities totaling $869 resulting from the sale of $63,296 in securities.
Gains on the sale of mortgage loans held for sale were $3,870 and $2,390 for the three months ended June 30, 2013 and 2012, respectively. Originations of mortgage loans to be sold totaled $215,307 for the second quarter of 2013 as compared to $121,636 for the same period of 2012.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,
2013	2012
3.58%	3.58%

Noninterest expense was $37,734 and $36,750 for the second quarter of 2013 and 2012, respectively. Noninterest expense for the second quarter of 2013 included $385 in merger-related expenses. No merger-related expenses were recognized during the same period in 2012.
Salaries and employee benefits increased $2,035, or 10.24%, to $21,906 for the second quarter of 2013 as compared to $19,871 for the same period in 2012. The increase is primarily attributable to commissions related to the increase in mortgage production during the second quarter of 2013 as compared to the same period in 2012 as well as personnel costs associated with our de novo operations in eastern Tennessee.
Data processing costs decreased to $2,045 in the second quarter of 2013 from $2,211 for the same period in 2012. The decrease in data processing costs over this period is reflective of efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.
Net occupancy and equipment expense for the second quarter of 2013 was $3,668, up from $3,585 for the same period in 2012.

Expenses related to other real estate owned for the second quarter of 2013 were $1,773 compared to $3,370 for the same period in 2012. Expenses on other real estate owned for the second quarter of 2013 include write downs of $1,249 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $15,848 was sold during the three months ended June 30, 2013, resulting in a net gain of $252. Expenses on other real estate owned for the three months ended June 30, 2012 included a $2,069 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $14,238 was sold during the three months ended June 30, 2012, resulting in a net loss of $671.
Professional fees include fees for legal and accounting services. Professional fees were $1,304 for the second quarter of 2013 as compared to $1,015 for the same period in 2012. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,246 for the second quarter of 2013 compared to $1,302 for the same period in 2012.
Amortization of intangible assets totaled $314 and $349 for the second quarter of 2013 and 2012, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $1,135 for the second quarter of 2013 as compared to $926 for the same period in 2012.

Efficiency Ratio
Three Months Ended June 30,
2013	2012
71.05%	71.78%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. The increase in net interest income and noninterest income was slightly offset by an increase in noninterest expense resulting in the decrease in the Company’s efficiency ratio for the second quarter of 2013 as compared to the same period in 2012.
Income Taxes
Income tax expense for the second quarter of 2013 and 2012 was $2,968 and $1,893, respectively. The effective tax rates for those periods were 27.01% and 22.98%, respectively. The increase in the effective tax rate for the second quarter of 2013 as compared to the same period in 2012 was attributable to higher levels of pre-tax income in 2013 compared to 2012 from taxable income sources.

Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012
Net Income
Net income for the six month period ending June 30, 2013 was $15,590, an increase of 26.55%, as compared to net income of $12,319 for the same month period in 2012. Basic and diluted earnings per share for the six month period ending June 30, 2013 were $0.62 as compared to $0.49 for the six month period ending June 30, 2012.
Net Interest Income
Net interest income increased to $67,785 for the first half of 2013 as compared to $66,253 for the same period in 2012. On a tax equivalent basis, net interest income was $70,597 for the first six months of 2013 as compared to $69,258 for the same period in 2012. Net interest margin, the tax equivalent net yield on earning assets, decreased to 3.89% during the first six months of 2013 from 3.92% for the same period in 2012.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,852,411	$69,045	4.88%	$2,630,660	$68,599	5.24%
Securities:
Taxable(2)	505,801	6,176	2.46%	570,148	7,858	2.76
Tax-exempt	221,042	6,379	5.82	233,441	6,892	5.90
Interest-bearing balances with banks	84,009	102	0.24	118,279	139	0.24
Total interest-earning assets	3,663,263	81,702	4.50	3,552,528	83,488	4.72
Cash and due from banks	54,938			72,391
Intangible assets	190,573			191,964
FDIC loss-share indemnification asset	38,405			68,973
Other assets	272,071			286,992
Total assets	$4,219,250			$4,172,848
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,486,173	$1,857	0.25%	$1,380,445	$2,178	0.32
Savings deposits	250,545	246	0.20	226,844	289	0.26
Time deposits	1,211,651	6,072	1.01	1,285,025	7,921	1.24
Total interest-bearing deposits	2,948,369	8,175	0.56	2,892,314	10,388	0.72
Borrowed funds	164,440	2,930	3.59	203,897	3,842	3.78
Total interest-bearing liabilities	3,112,809	11,105	0.72	3,096,211	14,230	0.92
Noninterest-bearing deposits	555,844			533,038
Other liabilities	46,655			51,435
Shareholders’ equity	503,942			492,164
Total liabilities and shareholders’ equity	$4,219,250			$4,172,848
Net interest income/net interest margin		$70,597	3.89%		$69,258	3.92%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the six months ending June 30, 2013 compared to the same period in 2012:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$5,439	$(4,993)	$446
Securities:
Taxable	(836)	(846)	(1,682)
Tax-exempt	(364)	(149)	(513)
Interest-bearing balances with banks	(40)	3	(37)
Total interest-earning assets	4,199	(5,985)	(1,786)
Interest expense:
Interest-bearing demand deposits	157	(478)	(321)
Savings deposits	29	(72)	(43)
Time deposits	(437)	(1,412)	(1,849)
Borrowed funds	(713)	(199)	(912)
Total interest-bearing liabilities	(964)	(2,161)	(3,125)
Change in net interest income	$5,163	$(3,824)	$1,339

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Our improvement in net interest income for the first six months of 2013 as compared to the same period in 2012 was due largely to an increase of $221,751, or 8.43%, in the average balance of loans funded by the redeployment of interest-bearing balances with banks, reduction in the investment portfolio and growth in non-time deposits. The improvement in level and mix of earning assets was partially offset by a 22 basis points reduction in their yield. The cost of interest bearing liabilities declined 20 basis points due both to the run off and repricing of contractual liabilities and the downward repricing of core deposits. The mix of interest bearing liabilities improved as growth in non-time deposits not only helped fund loan growth but also allowed a reduction in higher cost time deposits and borrowing. The 3 basis points reduction in the net interest margin from 3.92% for the first six months of 2012 to 3.89% for the first six months of 2013 was due to the decline in the rate on interest-earning assets exceeding the decline in the cost of interest bearing liabilities.
Interest income, on a tax equivalent basis, was $81,702 for the first six months of 2013 compared to $83,488 for the same period in 2012. The decrease in interest income was attributable primarily to the decline of 36 basis points on the loan yields during the first half of 2013 compared to the same period in 2012 offset by a $221,751 increase in the average balance of loans during the same period. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Loans	77.87%	74.05%	4.88%	5.24%
Securities	19.84	22.62	3.48	3.67
Other	2.29	3.33	0.24	0.24
Total earning assets	100.00%	100.00%	4.50%	4.72%

Investment income, on a tax equivalent basis, decreased $2,195 to $12,555 for the first half of 2013 from $14,750 for the first half of 2012. The average balance in the investment portfolio for the first six months of 2013 was $726,843 compared to $803,589 for the same period in 2012. The tax equivalent yield on the investment portfolio for the first six months of 2013 was 3.48%, down 19 basis points from the same period in 2012. The decline in yield was a result of the cash flows generated by calls, maturities and sales of higher yielding securities in the Company’s securities portfolio that were used to purchase securities that in the current market environment were lower yielding.

Interest expense was $11,105 for the first half of 2013, a decrease of $3,125, or 21.96%, as compared to the same period in 2012. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the run off and repricing of contractual liabilities, the downward repricing of core deposits and an improved mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, the average balance of noninterest-bearing deposits increased $22,806, or 4.28%, during the first six months of 2013 as compared to the same period in 2012. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 18 basis points to 0.61% for the first half of 2013 as compared to 0.79% for the same period in 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Noninterest-bearing demand	15.15%	14.69%	—%	—%
Interest-bearing demand	40.51	38.03	0.25	0.32
Savings	6.83	6.25	0.20	0.26
Time deposits	33.03	35.41	1.01	1.24
Federal Home Loan Bank advances	2.26	2.64	4.11	4.28
Other borrowed funds	2.22	2.98	3.07	3.33
Total deposits and borrowed funds	100.00%	100.00%	0.61%	0.79%

Interest expense on deposits was $8,175 and $10,388 for the first six months of 2013 and 2012, respectively. The cost of interest-bearing deposits was 0.56% and 0.72% for the same periods. Interest expense on total borrowings was $2,930 and $3,842 for the first half of 2013 and 2012, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Six Months Ended June 30,
2013	2012
1.66%	1.49%

Total noninterest income includes fees generated from deposit services, mortgage loan, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $34,695 for the first six months of 2013 as compared to $32,706 for the same period in 2012.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $9,009 and $9,020 for the first six months of 2013 and 2012, respectively. Overdraft fees, the largest component of service charges on deposits, were $7,118 for the six months ended June 30, 2013 compared to $7,521 for the same period in 2012. The decline in overdraft fees was primarily the result of regulations enacted which have restricted the Company’s ability to impose overdraft fees. As such, future revenues from overdraft fees may be adversely impacted but management is unable at this time to predict the extent or timing of such impact.

Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 17.32% to $9,679 during the first half of 2013 as compared to $8,250 for the same period in 2012. For the first six months of 2013, fees associated with debit card usage were $4,253 as compared to $4,289 for the same period in 2012. We expect income from use of our debit cards to grow as our customers use this convenient method of payment, subject to the potential negative effects of the Durbin Debit Interchange Amendment to the Dodd-Frank Act, as was discussed above. Mortgage loan fees increased $868 to $3,737 during the first half of 2013 as compared to $2,869 for the same period in 2012. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2013 as compared to 2012.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $1,812 and $1,821 for the six months ended June 30, 2013 and 2012, respectively.
Wealth Management revenue was $3,439 for the first six months of 2013 compared to $3,493 for the same period in 2012. The market value of trust assets under management was $1,132,437 and $1,090,908 at June 30, 2013 and December 31, 2012, respectively.
Gains on sales of securities for the first six months of 2013 and 2012 were $54 and $1,773, respectively. These gains resulted from the sale of $13,420 and $85,077 in securities during the first six months of 2013 and 2012, respectively.
Gains on the sale of mortgage loans held for sale were $7,435 and $3,671 for the six months ended June 30, 2013 and 2012, respectively. Originations of mortgage loans to be sold totaled $374,448 for the first six months of 2013 as compared to $233,277 for the same period of 2012.
Noninterest Expense

Noninterest Expense to Average Assets
Six Months Ended June 30,
2013	2012
3.60%	3.53%

Noninterest expense was $75,334 and $73,412 for the six months ending June 30, 2013 and 2012, respectively. Noninterest expense for the first half of 2013 included $385 in merger-related expenses. No merger-related expenses were recognized during the same period in 2012.
Salaries and employee benefits increased $4,660, or 12.10%, to $43,180 for the first half of 2013 as compared to $38,520 for the same period in 2012. The increase is primarily attributable to commissions related to the increase in mortgage production during the first half of 2013 as compared to the same period in 2012 as well as personnel costs associated with our de novo operations in eastern Tennessee.
Data processing costs decreased slightly to $4,088 for the first six months of 2013 from $4,251 for the same period in 2012. The decrease in data processing costs over this period is reflective of efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.
Net occupancy and equipment expense for the first half of 2013 was $7,276, up from $7,204 for the same period in 2012.
Expenses related to other real estate owned for the first six months of 2013 were $3,822, a decrease of 48.13% compared to $7,369 for the same period in 2012. Expenses on other real estate owned for the first half of 2013 include write downs of $2,235 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $33,311 was sold during the six months ended June 30, 2013, resulting in a net loss of $218. Expenses on other real estate owned for the six months ended June 30, 2012 included a $4,167 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $30,662 was sold during the six months ended June 30, 2012, resulting in a net loss of $1,650.
Professional fees include fees for legal and accounting services. Professional fees were $2,477 for the first half of 2013 as compared to $1,986 for the same period in 2012. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $2,736 for the first half of 2013 compared to $2,499 for the same period in 2012. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2012.
Amortization of intangible assets totaled $637 and $707 for the six month ending June 30, 2013 and 2012, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,262 for the first half of 2013 as compared to $2,029 for the same period in 2012.

Efficiency Ratio
Six Months Ended June 30,
2013	2012
71.55%	72.00%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. The increase in net interest income and noninterest income more than offset the increase in noninterest expense resulting in a decrease in the Company’s efficiency ratio for the first six months of 2013 as compared to the same period in 2012.
Income Taxes
Income tax expense for the first six months of 2013 and 2012 was $5,506 and $3,728, respectively. The effective tax rates for those periods were 26.10% and 23.23%, respectively. The increase in the effective tax rate for the first half of 2013 as compared to the same period in 2012 was attributable to higher levels of pre-tax income in 2013 compared to 2012 from taxable income sources.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial, agricultural	$3,478	$3,307	$3,235
Lease financing	1	1	1
Real estate – construction	863	711	966
Real estate – 1-4 family mortgage	19,432	18,347	18,980
Real estate – commercial mortgage	22,239	21,416	20,765
Installment loans to individuals	1,021	565	832
Total	$47,034	$44,347	$44,779

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	June 30, 2013	December 31, 2012	June 30, 2012
Specific reserves for impaired loans	$15,944	$17,597	$13,689
Allocated reserves for remaining portfolio	31,090	26,750	31,090
Total	$47,034	$44,347	$44,779

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the market in which we operate. The Company has recorded higher levels of provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, which peaked in 2010. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. Lower levels of classified loans and nonperforming loans in 2013 as compared to 2012 in combination with improving credit quality measures has resulted in a decrease in the provision for loan losses for both the three month and six month periods ending June 30, 2013 as compared to the same periods in 2012. The provision for loan losses was $3,000 and $4,700 for the second quarter of 2013 and 2012, respectively, and $6,050 and $9,500 for the six months ended June 30, 2013 and 2012, respectively.
All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during the three or six months ended June 30, 2013 or 2012. However, the provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $248 and $1,531 during the second quarter of 2013 and 2012, respectively, and $369 and $2,496 during the six months ended June 30, 2013 and 2012, respectively, to cover charge-offs of such loans accounted for under ASC 310-30.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs were $2,471 and $4,097 for the second quarter of 2013 and 2012, respectively, and $3,363 and $9,061 for the six months ended June 30, 2013 and 2012, respectively. The current levels of net charge-offs are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. Although many of the markets in which we operate did not experience the extreme appreciation in real estate values as experienced in other national markets over the past few years, the real estate market in all of our markets began to slow down significantly in 2008. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. The ongoing effects of these conditions continued to exist throughout 2013 and our levels of charge-offs are reflective of bringing these credits to resolution.
The table below reflects the activity in the allowance for loan losses for the periods presented :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$46,505	$44,176	$44,347	$44,340
Charge-offs
Commercial, financial, agricultural	46	645	280	2,033
Lease financing	—	—	—	—
Real estate – construction	—	38	—	42
Real estate – 1-4 family mortgage	652	2,674	1,266	4,548
Real estate – commercial mortgage	2,527	1,144	3,120	3,026
Installment loans to individuals	288	132	352	203
Total charge-offs	3,513	4,633	5,018	9,852
Recoveries
Commercial, financial, agricultural	90	156	247	178
Lease financing	—	—	—	—
Real estate – construction	47	3	63	3
Real estate – 1-4 family mortgage	132	172	471	333
Real estate – commercial mortgage	756	172	847	224
Installment loans to individuals	17	33	27	53
Total recoveries	1,042	536	1,655	791
Net charge-offs	2,471	4,097	3,363	9,061
Provision for loan losses	3,000	4,700	6,050	9,500
Balance at end of period	$47,034	$44,779	$47,034	$44,779
Net charge-offs (annualized) to average loans	0.35%	0.62%	0.24%	0.69%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.75%	1.87%	1.75%	1.87%
Nonperforming loans not covered under loss share agreements	208.70%	149.45%	208.70%	149.45%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Real estate – construction:
Residential	$(47)	$35	$(63)	$35
Commercial	—	—	—	4
Condominiums	—	—	—	—
Total real estate – construction	(47)	35	(63)	39
Real estate – 1-4 family mortgage:
Primary	276	513	402	807
Home equity	172	1,254	412	1,826
Rental/investment	35	567	97	805
Land development	37	168	(116)	777
Total real estate – 1-4 family mortgage	520	2,502	795	4,215
Real estate – commercial mortgage:
Owner-occupied	437	246	495	577
Non-owner occupied	1,338	502	1,777	1,664
Land development	(4)	224	1	561
Total real estate – commercial mortgage	1,771	972	2,273	2,802
Total net charge-offs of loans secured by real estate	$2,244	$3,509	$3,005	$7,056
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

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements as of the dates presented:

	Covered Assets	Not Covered Assets	Total Assets
June 30, 2013
Nonaccruing loans	$47,281	$20,554	$67,835
Accruing loans past due 90 days or more	126	1,983	2,109
Total nonperforming loans	47,407	22,537	69,944
Other real estate owned	27,835	33,247	61,082
Total nonperforming loans and OREO	75,242	55,784	131,026
Nonaccruing securities available-for-sale, at fair value	—	15,960	15,960
Total nonperforming assets	$75,242	$71,744	$146,986
Nonperforming loans to total loans			2.42%
Nonperforming assets to total assets			3.46%
Allowance for loan losses to total loans			1.63%
December 31, 2012
Nonaccruing loans	$53,186	$26,881	$80,067
Accruing loans past due 90 days or more	—	3,307	3,307
Total nonperforming loans	53,186	30,188	83,374
Other real estate owned	45,534	44,717	90,251
Total nonperforming loans and OREO	98,720	74,905	173,625
Nonaccruing securities available-for-sale, at fair value	—	15,068	15,068
Total nonperforming assets	$98,720	$89,973	$188,693
Nonperforming loans to total loans			2.97%
Nonperforming assets to total assets			4.52%
Allowance for loan losses to total loans			1.58%

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

	June 30, 2013	December 31, 2012	June 30, 2012
Nonaccruing loans	$20,554	$26,881	$26,099
Accruing loans past due 90 days or more	1,983	3,307	3,864
Total nonperforming loans	22,537	30,188	29,963
Restructured loans in compliance with modified terms	22,709	29,436	36,071
Total nonperforming and restructured loans	$45,246	$59,624	$66,034
Nonperforming loans to:
Loans – period-end	0.84%	1.17%	1.25%
Loans – average	0.86%	1.11%	1.13%

The following table presents nonperforming loans, not covered by loss-share agreements, by loan category as of the dates presented:

	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial, agricultural	$1,515	$1,641	$1,706
Real estate – construction:
Residential	—	—	601
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	601
Real estate – 1-4 family mortgage:
Primary	3,734	6,708	3,201
Home equity	835	860	2,068
Rental/investment	4,888	4,100	6,175
Land development	3,871	4,260	902
Total real estate – 1-4 family mortgage	13,328	15,928	12,346
Real estate – commercial mortgage:
Owner-occupied	1,368	2,313	1,392
Non-owner occupied	4,786	8,665	10,669
Land development	1,341	1,313	2,751
Total real estate – commercial mortgage	7,495	12,291	14,812
Installment loans to individuals	199	328	498
Total nonperforming loans	$22,537	$30,188	$29,963

The decrease in nonperforming loans at June 30, 2013 as compared to December 31, 2012 is attributable to the Company’s continued efforts to bring problem credits to resolution. Nonperforming loans as a percentage of total loans were 0.84% as of June 30, 2013 compared to 1.17% as of December 31, 2012 and 1.25% as of June 30, 2012. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 208.70% as of June 30, 2013 as compared to 146.90% as of December 31, 2012 and 149.45% as of June 30, 2012.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2013. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $7,190 at June 30, 2013 as compared to $8,044 at December 31, 2012 and $14,473 at June 30, 2012.

As shown above, restructured loans totaled $22,709 at June 30, 2013 compared to $29,436 at December 31, 2012 and $36,071 at June 30, 2012. At June 30, 2013, loans restructured through interest rate concessions represented 81% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial, agricultural	$—	$—	$—
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	1,267	1,469	4,391
Home equity	—	—	—
Rental/investment	1,734	1,923	2,026
Land development	6,928	7,461	11,155
Total real estate – 1-4 family mortgage	9,929	10,853	17,572
Real estate – commercial mortgage:
Owner-occupied	3,236	11,138	11,479
Non-owner occupied	8,522	6,934	6,843
Land development	850	337	—
Total real estate – commercial mortgage	12,608	18,409	18,322
Installment loans to individuals	172	174	177
Total restructured loans in compliance with modified terms	$22,709	$29,436	$36,071

Changes in the Company’s restructured loans are set forth in the table below:

	2013	2012
Balance at January 1	$29,436	$36,311
Additional loans with concessions	1,277	3,215
Reductions due to:
Reclassified as nonperforming	(620)	(1,258)
Charge-offs	(374)	(183)
Transfer to other real estate owned	—	(419)
Paydowns	(1,269)	(916)
Lapse of concession period	(5,741)	(679)
Balance at June 30	$22,709	$36,071

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $16,139 was sold during the six months ended June 30, 2013, resulting in a net loss of $210, while other real estate owned with a cost basis of $14,844 was sold during the six months ended June 30, 2012, resulting in a net loss of $1,118.

The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2013	December 31, 2012	June 30, 2012
Residential real estate	$3,368	$7,842	$11,046
Commercial real estate	9,139	7,779	11,877
Residential land development	15,137	22,490	29,001
Commercial land development	5,603	6,221	6,460
Other	—	385	—
Total other real estate owned	$33,247	$44,717	$58,384

Changes in the Company’s other real estate owned were as follows:

	2013	2012
Balance at January 1	$44,717	$70,079
Additions	5,620	5,581
Capitalized improvements	129	382
Impairments	(1,080)	(2,997)
Dispositions	(16,139)	(14,844)
Other	—	183
Balance at June 30	$33,247	$58,384

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
The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
+400	2.67%	2.75%	21.08%	19.35%
+300	1.39%	2.35%	19.23%	17.86%
+200	0.11%	1.44%	15.98%	14.80%
+100	(0.37)%	0.62%	12.20%	10.98%
-100	3.01%	(4.08)%	(6.50)%	(2.54)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The net interest income simulation indicates that the Company was slightly less asset sensitive at June 30, 2013, as compared to December 31, 2012 due to the change in mix of assets. An increase in fixed rate loans and securities was partially offset by a reduction in non-earning and variable rate assets including non-accrual loans, OREO, cash and short term investments. The change in the liability mix had a minimal impact on the income simulation results as the increase in fixed rate time deposits was offset by a decrease in non-interest bearing liabilities and fixed rate borrowings and an increase in variable rate deposits and borrowings. The increase in the percentage variances in the EVE under the flat rate versus in the rising rate scenarios, when compared to December 31, 2012, was due to higher levels of managed variable rate deposits offsetting the impact of more fixed rate assets.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. With the present position of the target federal funds rate, the declining rate scenario seems improbable. Furthermore, it has been the Federal Reserve’s policy to adjust the target federal funds rate incrementally over time. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2013, the Company had notional amounts of $80,408 on interest rate contracts with corporate customers and $80,408 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
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

Finally, the Company enters into interest rate lock commitments with its customers to mitigate the Company’s interest rate risk associated with its commitments to fund fixed-rate residential mortgage loans. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the customer for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a customer, the Company also enters into a forward commitment to sell the residential mortgage loan to secondary market investors. Accordingly, the Company does not incur risk if the interest rate lock commitment in the pipeline fails to close.
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
Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the liquidity through review of a variety of reports.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 10% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2013, securities with a carrying value of $413,153 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $327,368 similarly pledged at December 31, 2012.
Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at June 30, 2013 or December 31, 2012. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2013, the balance of our outstanding advances with the FHLB was $114,141, of which $36,794 were short-term advances. The total amount of the remaining credit available to us from the FHLB at June 30, 2013 was $995,256. We also maintain lines of credit with other commercial banks totaling $87,500. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2013 or December 31, 2012.
In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt was 3.94% while outstanding during 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Noninterest-bearing demand	15.15%	14.69%	—%	—%
Interest-bearing demand	40.51	38.03	0.25	0.32
Savings	6.83	6.25	0.20	0.26
Time deposits	33.03	35.41	1.01	1.24
FHLB advances	2.18	2.64	4.21	4.28
Other borrowed funds	2.30	2.98	2.97	3.33
	100.00%	100.00%	0.61%	0.79%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased for the three months ended June 30, 2013 as compared to the same period in 2012 as management used lower costing deposits and repaid higher costing funding sources.
Cash and cash equivalents were $79,015 at June 30, 2013 compared to $196,406 at June 30, 2012. Cash used in investing activities for the six months ended June 30, 2013 was $178,272 compared to $15,000 for the six months ended June 30, 2012. Proceeds from the sale, maturity or call of securities within our investment portfolio were $91,042 for the first six months of 2013. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $176,596 for the first six months of 2013 compared to $152,990 for the same period in 2012.
Cash provided by financing activities for the six months ended June 30, 2013 was $66,892 compared to cash used in financing activities of $98,911 for the same period in 2012. Deposits increased $43,937 for the six months ended June 30, 2013 compared to an increase of $6,041 for the same period in 2012. Cash provided from the sale of securities during the first half of 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity. In addition, in March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. There were no prepayments of long term debt during the half quarter of 2013.
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
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2013, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $42,113. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. Amounts outstanding under this line of credit totaled $1,500 at June 30, 2013. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2013, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	June 30, 2013	December 31, 2012
Loan commitments	$475,251	$463,684
Standby letters of credit	32,957	34,391

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $500,678 at June 30, 2013 compared to $498,208 at December 31, 2012. Book value per share was $19.84 and $19.80 at June 30, 2013 and December 31, 2012, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
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

As of June 30, 2013, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of June 30, 2013, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. Management does not believe any conditions or events have occurred since that notification that would change Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets	$398,317	9.83%	$202,573	5.00%	$162,058	4.00%
Tier 1 Capital to Risk-Weighted Assets	398,317	12.87%	185,695	6.00%	123,797	4.00%
Total Capital to Risk-Weighted Assets	437,541	14.14%	309,492	10.00%	247,593	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets	$389,097	9.63%	$202,076	5.00%	$161,661	4.00%
Tier 1 Capital to Risk-Weighted Assets	389,097	12.64%	184,771	6.00%	123,181	4.00%
Total Capital to Risk-Weighted Assets	427,697	13.89%	307,951	10.00%	246,361	8.00%
December 31, 2012
Renasant Corporation:
Tier 1 Capital to Average Assets	$388,362	9.86%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	388,362	12.74%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	426,877	14.00%	304,940	10.00%	243,952	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$379,602	9.67%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	379,602	12.47%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	417,717	13.73%	304,300	10.00%	243,440	8.00%

In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency each adopted final rules providing broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The final rules are effective for periods beginning after January 1, 2015.  The Company projects it will remain above "well-capitalized" capital requirements after the implementation of the new capital standards.

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
On April 5, 2013, a derivative class action complaint captioned Silverii v. Potts, et al., was filed in the Circuit Court of Attala County of the State of Mississippi, Fifth Judicial District, against First M&F, its directors, Merchants and Farmers Bank, the Company and the Bank. This lawsuit is purportedly brought on behalf of a putative class of First M&F’s shareholders and seeks a declaration that it is properly maintainable as a class action. The complaint, which was amended in April of 2013, contains substantially the same allegations of improper actions by the Company and the Bank as described above with regards to the Zeng lawsuit and alleges that the Company and the Bank aided and abetted breaches of fiduciary duties committed by the First M&F directors by, among other things, (a) making material misstatements or omissions in the Form S-4 Registration Statement of the Company filed with the SEC on March 29, 2013, (b) agreeing to consideration that undervalues First M&F, (c) failing to engage in, and agreeing to deal protection devices that preclude, a fair sales process, and (d) engaging in self-dealing.
Both lawsuits seek, among other things, to enjoin completion of the Company’s acquisition of First M&F and an award of costs and attorneys’ fees. While the defendants believe these actions are without merit, in order to avoid the expense of litigation, First M&F and Renasant have reached an accord with the claimants, subject to court approval after notice to the shareholders. The plaintiff in the Silverii lawsuit dismissed his lawsuit; the plaintiff in the Zeng lawsuit withdrew his request to enjoin the merger of First M&F into Renasant. The parties are in the process of taking steps to finalize the memorandum of understanding into a formal settlement agreement.

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the six month period ended June 30, 2013.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(3)(ii)	Restated Bylaws of Renasant Corporation (3)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(4)(ii)	Restated Bylaws of Renasant Corporation (3)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(3)	Filed as exhibit 3(ii) to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference.
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

RENASANT CORPORATION
(Registrant)

Date:	August 8, 2013	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2013	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).