Form 10-Q
period 2013-09-30
RENASANT CORP
filed 2013-11-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, 31,361,803 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$86,964	$63,225
Interest-bearing balances with banks	146,185	69,195
Cash and cash equivalents	233,149	132,420
Securities held to maturity (fair value of $438,014 and $334,475, respectively)	440,055	317,766
Securities available for sale, at fair value	464,733	356,311
Mortgage loans held for sale, at fair value	28,466	34,845
Loans, net of unearned income:
Covered under loss-share agreements	195,997	237,088
Not covered under loss-share agreements	3,685,535	2,573,165
Total loans, net of unearned income	3,881,532	2,810,253
Allowance for loan losses	(46,250)	(44,347)
Loans, net	3,835,282	2,765,906
Premises and equipment, net	104,458	66,752
Other real estate owned:
Covered under loss-share agreements	16,580	45,534
Not covered under loss-share agreements	40,581	44,717
Total other real estate owned, net	57,161	90,251
Goodwill	275,328	184,859
Other intangible assets, net	29,737	6,066
FDIC loss-share indemnification asset	27,825	44,153
Other assets	239,854	179,287
Total assets	$5,736,048	$4,178,616
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$876,138	$568,214
Interest-bearing	3,958,618	2,893,007
Total deposits	4,834,756	3,461,221
Short-term borrowings	6,649	5,254
Long-term debt	170,518	159,452
Other liabilities	66,869	54,481
Total liabilities	5,078,792	3,680,408
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,166 shares issued; 31,358,583 and 25,157,637 shares outstanding, respectively	163,281	133,579
Treasury stock, at cost	(22,957)	(25,626)
Additional paid-in capital	341,669	218,128
Retained earnings	188,907	180,628
Accumulated other comprehensive loss, net of taxes	(13,644)	(8,501)
Total shareholders’ equity	657,256	498,208
Total liabilities and shareholders’ equity	$5,736,048	$4,178,616
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income
Loans	$39,308	$34,411	$108,031	$102,708
Securities
Taxable	3,282	2,677	9,504	10,567
Tax-exempt	2,001	2,033	5,844	6,190
Other	47	33	149	172
Total interest income	44,638	39,154	123,528	119,637
Interest expense
Deposits	4,313	4,447	12,488	14,835
Borrowings	1,577	1,575	4,507	5,417
Total interest expense	5,890	6,022	16,995	20,252
Net interest income	38,748	33,132	106,533	99,385
Provision for loan losses	2,300	4,625	8,350	14,125
Net interest income after provision for loan losses	36,448	28,507	98,183	85,260
Noninterest income
Service charges on deposit accounts	5,361	4,818	14,370	13,838
Fees and commissions	4,982	4,639	14,661	12,889
Insurance commissions	1,295	889	3,107	2,710
Wealth management revenue	2,091	1,707	5,530	5,200
Gains on sales of securities	—	—	54	1,773
BOLI income	1,904	689	3,268	2,453
Gains on sales of mortgage loans held for sale	2,788	4,397	10,223	8,068
Other	514	916	2,417	3,830
Total noninterest income	18,935	18,055	53,630	50,761
Noninterest expense
Salaries and employee benefits	25,689	21,222	68,869	59,741
Data processing	2,236	2,192	6,324	6,443
Net occupancy and equipment	4,576	3,886	11,852	11,091
Other real estate owned	1,537	2,440	5,359	9,809
Professional fees	1,542	1,115	4,019	3,101
Advertising and public relations	1,514	1,216	4,250	3,715
Intangible amortization	724	341	1,361	1,048
Communications	1,310	1,115	3,572	3,144
Extinguishment of debt	—	—	—	898
Merger-related expenses	3,763	—	4,148	—
Other	3,722	5,145	12,193	13,094
Total noninterest expense	46,613	38,672	121,947	112,084
Income before income taxes	8,770	7,890	29,866	23,937
Income taxes	2,133	853	7,639	4,581
Net income	$6,637	$7,037	$22,227	$19,356
Basic earnings per share	$0.24	$0.28	$0.86	$0.77
Diluted earnings per share	$0.24	$0.28	$0.85	$0.77
Cash dividends per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$6,637	$7,037	$22,227	$19,356
Other comprehensive income, net of tax:
Securities:
Unrealized holding gains (losses) on securities	782	2,486	(6,091)	4,594
Reclassification adjustment for losses (gains) realized in net income	—	—	71	(1,095)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(49)	(83)	(169)	(276)
Total securities	733	2,403	(6,189)	3,223
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(297)	(241)	902	(1,379)
Reclassification adjustment for gains realized in net income	(22)	(71)	(126)	(259)
Totals derivative instruments	(319)	(312)	776	(1,638)
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	—	—	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	113	66	270	198
Total defined benefit pension and post-retirement benefit plans	113	66	270	198
Other comprehensive loss, net of tax	527	2,157	(5,143)	1,783
Comprehensive income	$7,164	$9,194	$17,084	$21,139

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net cash provided by operating activities	$124,122	$134,775
Investing activities
Purchases of securities available for sale	(106,521)	(107,235)
Proceeds from sales of securities available for sale	9,015	86,850
Proceeds from call/maturities of securities available for sale	62,606	106,391
Purchases of securities held to maturity	(70,075)	(99,045)
Proceeds from sales of securities held to maturity	4,461	—
Proceeds from call/maturities of securities held to maturity	84,667	131,483
Net increase in loans	(190,010)	(270,091)
Purchases of premises and equipment	(8,685)	(13,568)
Proceeds from sales of premises and equipment	—	108
Net cash received in acquisition	170,061	—
Net cash used in investing activities	(44,481)	(165,107)
Financing activities
Net increase in noninterest-bearing deposits	20,770	22,671
Net increase (decrease) in interest-bearing deposits	26,735	(38,880)
Net (decrease) increase in short-term borrowings	(5,394)	53,474
Repayment of long-term debt	(7,326)	(85,155)
Cash paid for dividends	(13,951)	(12,832)
Cash received on exercise of stock-based compensation	99	435
Excess tax benefit from stock-based compensation	155	20
Net cash provided by (used in) financing activities	21,088	(60,267)
Net increase (decrease) in cash and cash equivalents	100,729	(90,599)
Cash and cash equivalents at beginning of period	132,420	209,017
Cash and cash equivalents at end of period	$233,149	$118,418
Supplemental disclosures
Noncash transactions:
Transfers of loans to other real estate owned	$13,747	$34,217

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

On September 1, 2013, the Company completed its acquisition of First M&F Corporation (“First M&F”). The financial condition and results of operation for First M&F are included in the Company’s financial statements since the date of the acquisition. See Note M, “Mergers and Acquisitions,” in these Notes to Consolidated Financial Statements for further details regarding the terms and conditions of the Company’s merger with First M&F.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after September 30, 2013 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands)
The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Obligations of other U.S. Government agencies and corporations	$149,056	$13	$(7,707)	$141,362
Obligations of states and political subdivisions	290,999	8,352	(2,699)	296,652
	$440,055	$8,365	$(10,406)	$438,014
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$90,045	$116	$(232)	$89,929
Obligations of states and political subdivisions	227,721	16,860	(35)	244,546
	$317,766	$16,976	$(267)	$334,475

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013. The securities sold showed significant credit deterioration in that an

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. These securities had a carrying value of $4,292, and the Company recognized a net gain of $169 on the sale during the nine months ended September 30, 2013. No securities classified as held to maturity were sold during the nine months ended September 30, 2012.

The amortized cost and fair value of securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Obligations of other U.S. Government agencies and corporations	$6,151	$146	$(211)	$6,086
Residential mortgage backed securities:
Government agency mortgage backed securities	221,276	3,264	(3,610)	220,930
Government agency collateralized mortgage obligations	151,340	1,793	(3,777)	149,356
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,440	1,486	(547)	42,379
Government agency collateralized mortgage obligations	5,029	82	—	5,111
Trust preferred securities	27,629	—	(10,876)	16,753
Other debt securities	20,174	280	(213)	20,241
Other equity securities	2,775	1,102	—	3,877
	$475,814	$8,153	$(19,234)	$464,733

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$2,169	$273	$—	$2,442
Residential mortgage backed securities:
Government agency mortgage backed securities	139,699	5,209	(91)	144,817
Government agency collateralized mortgage obligations	115,647	2,273	(399)	117,521
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,981	3,077	—	45,058
Government agency collateralized mortgage obligations	5,091	316	—	5,407
Trust preferred securities	28,612	—	(13,544)	15,068
Other debt securities	22,079	852	(1)	22,930
Other equity securities	2,355	713	—	3,068
	$357,633	$12,713	$(14,035)	$356,311

Gross realized gains and gross realized losses on sales of securities available for sale for the three and nine months ended September 30, 2013 and 2012 were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross gains on sales of securities available for sale	$—	$—	$—	$1,850
Gross losses on sales of securities available for sale	—	—	(115)	(77)
(Loss) Gain on sales of securities available for sale, net	$—	$—	$(115)	$1,773

At September 30, 2013 and December 31, 2012, securities with a carrying value of $581,266 and $308,362, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $5,684 and $19,006 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2013 and December 31, 2012, respectively.
The amortized cost and fair value of securities at September 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$34,535	$34,604	$—	$—
Due after one year through five years	52,911	54,378	1,084	1,161
Due after five years through ten years	196,982	191,821	5,067	4,925
Due after ten years	155,627	157,211	27,629	16,753
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	221,276	220,930
Government agency collateralized mortgage obligations	—	—	151,340	149,356
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	41,440	42,379
Government agency collateralized mortgage obligations	—	—	5,029	5,111
Other debt securities	—	—	20,174	20,241
Other equity securities	—	—	2,775	3,877
	$440,055	$438,014	$475,814	$464,733

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2013
Obligations of other U.S. Government agencies and corporations	30	$138,850	$(7,707)	0	$—	$—	30	$138,850	$(7,707)
Obligations of states and political subdivisions	110	59,395	(2,699)	0	—	—	110	59,395	(2,699)
Total	140	$198,245	$(10,406)	0	$—	$—	140	198,245	$(10,406)
December 31, 2012
Obligations of other U.S. Government agencies and corporations	8	$35,224	$(232)	0	$—	$—	8	$35,224	$(232)
Obligations of states and political subdivisions	4	2,861	(34)	1	126	(1)	5	2,987	(35)
Total	12	$38,085	$(266)	1	$126	$(1)	13	$38,211	$(267)
Available for Sale:
September 30, 2013
Obligations of other U.S. Government agencies and corporations	1	$3,789	$(211)	0	$—	$—	1	$3,789	$(211)
Residential mortgage backed securities:
Government agency mortgage backed securities	24	95,531	(3,610)	0	—	—	24	95,531	(3,610)
Government agency collateralized mortgage obligations	18	76,248	(3,476)	2	7,335	(301)	20	83,583	(3,777)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	16,672	(547)	0	—	—	4	16,672	(547)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	4	16,753	(10,876)	4	16,753	(10,876)
Other debt securities	1	2,764	(206)	1	1,971	(7)	2	4,735	(213)
Total	48	$195,004	$(8,050)	7	$26,059	$(11,184)	55	$221,063	$(19,234)
December 31, 2012
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	3	15,431	(91)	0	—	—	3	15,431	(91)
Government agency collateralized mortgage obligations	11	44,616	(389)	1	1,605	(10)	12	46,221	(399)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	0	—	—	0	—	—
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	4	15,068	(13,544)	4	15,068	(13,544)
Other debt securities	0	—	—	1	2,188	(1)	1	2,188	(1)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	14	$60,047	$(480)	6	$18,861	$(13,555)	20	$78,908	$(14,035)

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
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $27,629 and $28,612 and a fair value of $16,753 and $15,068, at September 30, 2013 and December 31, 2012, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 330 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At September 30, 2013, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three or nine months ended September 30, 2013.
However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at September 30, 2013. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2013:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,155	$1,140	$(15)	Caa3	28%
XXIII	Pooled	B-2	8,831	5,547	(3,284)	B1	21%
XXIV	Pooled	B-2	12,076	6,782	(5,294)	Ca	34%
XXVI	Pooled	B-2	5,567	3,284	(2,283)	Ca	31%
			$27,629	$16,753	$(10,876)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	September 30, 2013	December 31, 2012
Commercial, financial, agricultural	$481,243	$317,050
Lease financing	76	195
Real estate – construction	152,217	105,706
Real estate – 1-4 family mortgage	1,192,223	903,423
Real estate – commercial mortgage	1,960,584	1,426,643
Installment loans to individuals	95,190	57,241
Gross loans	3,881,533	2,810,258
Unearned income	(1)	(5)
Loans, net of unearned income	3,881,532	2,810,253
Allowance for loan losses	(46,250)	(44,347)
Net loans	$3,835,282	$2,765,906

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2013
Commercial, financial, agricultural	$1,362	$272	$476,874	$478,508	$—	$1,922	$813	$2,735	$481,243
Lease financing	—	—	76	76	—	—	—	—	76
Real estate – construction	1	592	149,976	150,569	—	1,648	—	1,648	152,217
Real estate – 1-4 family mortgage	11,965	3,436	1,158,038	1,173,439	2,276	5,788	10,720	18,784	1,192,223
Real estate – commercial mortgage	10,526	6,796	1,896,754	1,914,076	3,294	33,224	9,990	46,508	1,960,584
Installment loans to individuals	324	56	94,681	95,061	—	129	—	129	95,190
Unearned income	—	—	(1)	(1)	—	—	—	—	(1)
Total	$24,178	$11,152	$3,776,398	$3,811,728	$5,570	$42,711	$21,523	$69,804	$3,881,532
December 31, 2012
Commercial, financial, agricultural	$484	$15	$312,943	$313,442	$215	$3,131	$262	$3,608	$317,050
Lease financing	—	—	195	195	—	—	—	—	195
Real estate – construction	80	—	103,978	104,058	—	1,648	—	1,648	105,706
Real estate – 1-4 family mortgage	6,685	1,992	867,053	875,730	1,249	13,417	13,027	27,693	903,423
Real estate – commercial mortgage	5,084	1,250	1,373,470	1,379,804	325	38,297	8,217	46,839	1,426,643
Installment loans to individuals	197	50	56,715	56,962	7	265	7	279	57,241
Unearned income	—	—	(5)	(5)	—	—	—	—	(5)
Total	$12,530	$3,307	$2,714,349	$2,730,186	$1,796	$56,758	$21,513	$80,067	$2,810,253

Restructured loans contractually 90 days past due or more totaled $646 at December 31, 2012. There were no restructured loans contractually 90 days past due or more at September 30, 2013. The outstanding balance of restructured loans on nonaccrual status was $12,662 and $11,420 at September 30, 2013 and December 31, 2012, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2013
Commercial, financial, agricultural	$6,536	$603	$2,193	$2,796	$260
Lease financing	—	—	—	—	—
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	39,279	25,285	4,776	30,061	7,569
Real estate – commercial mortgage	107,940	30,545	39,269	69,814	7,079
Installment loans to individuals	—	—	—	—	—
Total	$156,202	$56,433	$47,886	$104,319	$14,908
December 31, 2012
Commercial, financial, agricultural	$5,142	$1,620	$1,620	$3,240	$708
Lease financing	—	—	—	—	—
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	80,022	28,848	10,094	38,942	9,201
Real estate – commercial mortgage	118,167	34,400	39,450	73,850	7,688
Installment loans to individuals	—	—	—	—	—
Totals	$205,778	$64,868	$52,812	$117,680	$17,597

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$5,183	$4	$3,474	$25
Lease financing	—	—	—	—
Real estate – construction	1,650	—	2,086	6
Real estate – 1-4 family mortgage	32,274	158	58,104	917
Real estate – commercial mortgage	75,312	379	89,463	620
Installment loans to individuals	—	—	—	—
Total	$114,419	$541	$153,127	$1,568

(1)
Includes interest income recognized using the cash-basis method of income recognition of $814. No interest income was recognized using the cash-basis method of income recognition during the three months ended September 30, 2013.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$5,123	$4	$3,610	$41
Lease financing	—	—	—	—
Real estate – construction	1,650	—	2,087	6
Real estate – 1-4 family mortgage	33,181	449	62,320	1,515
Real estate – commercial mortgage	75,997	845	95,050	1,696
Installment loans to individuals	—	—	—	—
Total	$115,951	$1,298	$163,067	$3,258

(1)
Includes interest income recognized using the cash-basis method of income recognition of $1,128. No interest income was recognized using the cash-basis method of income recognition during the nine months ended September 30, 2013.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2013
Commercial, financial, agricultural	1	$—	$20
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	18,670	10,625
Real estate – commercial mortgage	16	12,224	11,419
Installment loans to individuals	1	—	172
Total	41	$30,894	$22,236
December 31, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	19	18,450	10,853
Real estate – commercial mortgage	16	18,985	18,409
Installment loans to individuals	1	184	174
Total	36	$37,619	$29,436

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2013	36	$29,436
Additional loans with concessions	13	4,319
Reductions due to:
Reclassified as nonperforming	(2)	(3,227)
Charge-offs	(2)	(877)
Transfer to other real estate owned	—	—
Principal paydowns		(1,674)
Lapse of concession period	(4)	(5,741)
Totals at September 30, 2013	41	$22,236

The allocated allowance for loan losses attributable to restructured loans was $3,218 and $3,969 at September 30, 2013 and December 31, 2012, respectively. The Company had $93 and $288 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2013 and December 31, 2012, respectively.
Credit Quality
For loans originated for commercial purposes, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor. The “Watch” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 6 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
September 30, 2013
Commercial, financial, agricultural	$330,739	$27,455	$1,868	$360,062
Real estate – construction	106,040	922	—	106,962
Real estate – 1-4 family mortgage	129,710	13,960	28,652	172,322
Real estate – commercial mortgage	1,347,068	31,917	36,377	1,415,362
Installment loans to individuals	4	—	—	4
Total	$1,913,561	$74,254	$66,897	$2,054,712
December 31, 2012
Commercial, financial, agricultural	$226,540	$1,939	$3,218	$231,697
Real estate – construction	71,633	651	—	72,284
Real estate – 1-4 family mortgage	96,147	24,138	32,589	152,874
Real estate – commercial mortgage	989,095	46,148	37,996	1,073,239
Installment loans to individuals	7	—	—	7
Total	$1,383,422	$72,876	$73,803	$1,530,101

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

	Performing	Non- Performing	Total
September 30, 2013
Commercial, financial, agricultural	$82,283	$164	$82,447
Lease financing	75	—	75
Real estate – construction	41,045	—	41,045
Real estate – 1-4 family mortgage	910,066	2,667	912,733
Real estate – commercial mortgage	227,578	263	227,841
Installment loans to individuals	87,388	95	87,483
Total	$1,348,435	$3,189	$1,351,624
December 31, 2012
Commercial, financial, agricultural	$74,003	$210	$74,213
Lease financing	195	—	195
Real estate – construction	31,774	—	31,774
Real estate – 1-4 family mortgage	670,074	5,328	675,402
Real estate – commercial mortgage	195,086	449	195,535
Installment loans to individuals	54,918	91	55,009
Total	$1,026,050	$6,078	$1,032,128

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
September 30, 2013
Commercial, financial, agricultural	$—	$10,295	$26,186	$36,481
Lease financing	—	—	—	—
Real estate – construction	—	1,648	4,235	5,883
Real estate – 1-4 family mortgage	1,040	55,683	51,610	108,333
Real estate – commercial mortgage	24,279	103,036	196,548	323,863
Installment loans to individuals	—	31	7,489	7,520
Total	$25,319	$170,693	$286,068	$482,080
December 31, 2012
Commercial, financial, agricultural	$—	$10,800	$340	$11,140
Lease financing	—	—	—	—
Real estate – construction	—	1,648	—	1,648
Real estate – 1-4 family mortgage	6,122	67,326	1,699	75,147
Real estate – commercial mortgage	25,782	125,379	6,708	157,869
Installment loans to individuals	—	31	2,194	2,225
Total	$31,904	$205,184	$10,941	$248,029

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

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at September 30, 2013:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$67,522	$214,907	$371,358	$653,787
Nonaccretable difference(1)	(42,202)	(40,896)	(48,859)	(131,957)
Cash flows expected to be collected	25,320	174,011	322,499	521,830
Accretable yield(2)	(1)	(3,318)	(36,431)	(39,750)
Fair value	$25,319	$170,693	$286,068	$482,080

(1)	Represents contractual principal and interest cash flows of $641,495 and $12,292, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $3,355 expected to be collected and purchase discount of $36,395.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2013	$(13)	$(6,705)	$(1,130)	$(7,848)
Reclasses from nonaccretable difference	(109)	(3,557)	(36,668)	(40,334)
Accretion	121	6,944	1,367	8,432
Balance at September 30, 2013	$(1)	$(3,318)	$(36,431)	$(39,750)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034
Charge-offs	(887)	—	(1,251)	(1,106)	(82)	(3,326)
Recoveries	54	7	120	38	23	242
Net (charge-offs) recoveries	(833)	7	(1,131)	(1,068)	(59)	(3,084)
Provision for loan losses	364	44	370	1,975	15	2,768
Benefit attributable to FDIC loss-share agreements	(67)	—	(326)	(129)	—	(522)
Recoveries payable to FDIC	5	—	45	4	—	54
Provision for loan losses charged to operations	302	44	89	1,850	15	2,300
Ending balance	$2,947	$914	$18,390	$23,021	$978	$46,250
Nine Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(1,167)	—	(2,517)	(4,226)	(434)	(8,344)
Recoveries	301	70	591	885	50	1,897
Net (charge-offs) recoveries	(866)	70	(1,926)	(3,341)	(384)	(6,447)
Provision for loan losses	874	132	2,088	5,762	796	9,652
Benefit attributable to FDIC loss-share agreements	(397)	—	(956)	(840)	—	(2,193)
Recoveries payable to FDIC	29	1	837	24	—	891
Provision for loan losses charged to operations	506	133	1,969	4,946	796	8,350
Ending balance	$2,947	$914	$18,390	$23,021	$978	$46,250
Period-End Amount Allocated to:
Individually evaluated for impairment	$260	$—	$7,569	$7,079	$—	$14,908
Collectively evaluated for impairment	2,687	914	10,821	15,942	978	31,342
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$2,947	$914	$18,390	$23,021	$978	$46,250

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$3,235	$966	$18,980	$20,765	$833	$44,779
Charge-offs	(2,590)	—	(2,682)	(780)	(118)	(6,170)
Recoveries	145	3	648	22	17	835
Net (charge-offs) recoveries	(2,445)	3	(2,034)	(758)	(101)	(5,335)
Provision for loan losses	2,795	79	2,269	988	(164)	5,967
Benefit attributable to FDIC loss-share agreements	(335)	—	(1,187)	(60)	—	(1,582)
Recoveries payable to FDIC	2	—	162	76	—	240
Provision for loan losses charged to operations	2,462	79	1,244	1,004	(164)	4,625
Ending balance	$3,252	$1,048	$18,190	$21,011	$568	$44,069
Nine Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Charge-offs	(4,623)	(42)	(7,230)	(3,806)	(321)	(16,022)
Recoveries	323	6	981	247	69	1,626
Net charge-offs	(4,300)	(36)	(6,249)	(3,559)	(252)	(14,396)
Provision for loan losses	4,052	28	10,269	6,640	(84)	20,905
Benefit attributable to FDIC loss-share agreements	(723)	(17)	(3,421)	(3,592)	—	(7,753)
Recoveries payable to FDIC	26	—	400	543	4	973
Provision for loan losses charged to operations	3,355	11	7,248	3,591	(80)	14,125
Ending balance	$3,252	$1,048	$18,190	$21,011	$568	$44,069
Period-End Amount Allocated to:
Individually evaluated for impairment	$715	$2	$10,011	$8,441	$—	$19,169
Collectively evaluated for impairment	2,537	1,046	8,179	12,570	568	24,900
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,252	$1,048	$18,190	$21,011	$568	$44,069

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2013
Individually evaluated for impairment	$771	$—	$25,537	$30,545	$—	$56,853
Collectively evaluated for impairment	443,991	146,334	1,058,353	1,606,176	87,745	3,342,599
Acquired with deteriorated credit quality	36,481	5,883	108,333	323,863	7,520	482,080
Ending balance	$481,243	$152,217	$1,192,223	$1,960,584	$95,265	$3,881,532
December 31, 2012
Individually evaluated for impairment	$1,620	$—	$28,848	$34,400	$—	$64,868
Collectively evaluated for impairment	304,290	104,058	799,428	1,234,374	55,206	2,497,356
Acquired with deteriorated credit quality	11,140	1,648	75,147	157,869	2,225	248,029
Ending balance	$317,050	$105,706	$903,423	$1,426,643	$57,431	$2,810,253

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
September 30, 2013
Residential real estate	$3,819	$3,519	$7,338
Commercial real estate	4,271	9,122	13,393
Residential land development	1,181	14,448	15,629
Commercial land development	7,309	13,492	20,801
Total	$16,580	$40,581	$57,161
December 31, 2012
Residential real estate	$8,778	$7,842	$16,620
Commercial real estate	14,368	7,779	22,147
Residential land development	5,005	22,490	27,495
Commercial land development	17,383	6,221	23,604
Other	—	385	385
Total	$45,534	$44,717	$90,251

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2013	$45,534	$44,717	$90,251
Acquired OREO	—	13,674	13,674
Transfers of loans	7,025	6,575	13,600
Capitalized improvements	—	129	129
Impairments(1)	(6,275)	(1,574)	(7,849)
Dispositions	(29,646)	(22,939)	(52,585)
Other	(58)	(1)	(59)
Balance at September 30, 2013	$16,580	$40,581	$57,161

(1)
Of the total impairment charges of $(6,275) recorded for covered OREO, $(1,255) was included in the Consolidated Statements of Income for the nine months ended September 30, 2013, while the remaining $(5,020) increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Repairs and maintenance	$565	$839	$1,473	$2,035
Property taxes and insurance	163	492	820	1,068
Impairments	594	1,023	2,829	5,190
Net losses on OREO sales	293	195	511	1,864
Rental income	(78)	(109)	(274)	(348)
Total	$1,537	$2,440	$5,359	$9,809

Note E – FDIC Loss-Share Indemnification Asset
(In Thousands)
As part of the loan portfolio and OREO fair value estimation in connection with FDIC-assisted acquisitions, a FDIC loss-share indemnification asset is established, which represents the present value as of the acquisition date of the estimated losses on covered assets to be reimbursed by the FDIC. Pursuant to the terms of both of our loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. The estimated losses are based on the same cash flow estimates used in determining the fair value of the covered assets. The FDIC loss-share indemnification asset is reduced as losses are recognized on covered assets and loss-share payments are received from the FDIC. Realized losses in excess of estimates as of the date of the acquisition increase the FDIC loss-share indemnification asset. Conversely, when realized losses are less than these estimates, the portion of the FDIC loss-share indemnification asset no longer expected to result in a payment from the FDIC is amortized into interest income using the effective interest method.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2013	$44,153
Changes in expected cash flows from initial estimates on:
Covered Loans	476
Covered OREO	3,589
Reimbursable expenses	3,278
Accretion	600
Reimbursements received from the FDIC	(24,271)

Balance at September 30, 2013	$27,825

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at September 30, 2013 and December 31, 2012.
Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three or nine months ended September 30, 2013 and 2012.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2013	$4,233
Capitalization	4,674
Amortization	(571)

Balance at September 30, 2013	$8,336

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2013 are as follows:

Unpaid principal balance	$802,454

Weighted-average prepayment speed (CPR)	2.70%
Estimated impact of a 10% increase	$(601)
Estimated impact of a 20% increase	(795)

Discount rate	11.26%
Estimated impact of a 10% increase	$(677)
Estimated impact of a 20% increase	(940)

Weighted-average coupon interest rate	3.22%
Weighted-average servicing fee (basis points)	25.09
Weighted-average remaining maturity (in years)	24.17

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note G - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$—	$—	$8	$6
Interest cost	222	216	21	16
Expected return on plan assets	(359)	(298)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	114	88	70	18
Net periodic benefit cost (return)	$(23)	$6	$99	$40

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$—	$—	$21	$18
Interest cost	597	646	48	48
Expected return on plan assets	(979)	(894)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	313	266	125	54
Net periodic benefit cost (return)	$(69)	$18	$194	$120

In January 2013 and 2012, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2013 and 2012 for the nine month periods ended September 30, 2013 and 2012:

	2013 Grant	2012 Grant
Shares granted	52,500	172,000
Dividend yield	3.55%	4.55%
Expected volatility	37%	37%
Risk-free interest rate	0.76%	0.79%
Expected lives	6 years	6 years
Weighted average exercise price	$19.14	$14.96
Weighted average fair value	$4.47	$3.10

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In connection with its merger with First M&F, the Company assumed First M&F's 2005 Equity Incentive Plan and Stock Option Plan, under which options to purchase an aggregate of 11,557 shares of the Company's common stock were outstanding as of the date of assumption. The assumed options had a weighted average exercise price of $21.16 and a weighted average remaining contractual life of 2.05 years at the date of assumption. The fair value of the stock options assumed on the date of assumption was $68 and was estimated using the Black-Scholes option-pricing model. No additional options or other forms of equity incentives will be granted or awarded under this plan.

The following table summarizes the changes in stock option grants as of and for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,279,244	$18.79
Assumed from acquisition	11,557	21.16
Granted	52,500	19.14
Exercised	(216,805)	19.63
Forfeited	(10,000)	27.20
Options outstanding at end of period	1,116,496	$18.59

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under a long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company's common stock on the day immediately preceding the grant date. The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2013:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	9,684	$15.49
Granted	69,850	19.14	32,338	22.70
Vested	—	—	(9,038)	15.49
Cancelled	—	—	(646)	15.49
Nonvested at end of period	69,850	$19.14	32,338	$22.70
During the nine months ended September 30, 2013, the Company reissued 84,712 shares from treasury in connection with the exercise of stock options and issuance of restricted stock. The Company recorded total stock-based compensation expense of $885 and $329 for the three months ended September 30, 2013 and 2012, respectively, and $1,840 and $937 for the nine months ended September 30, 2013 and 2012, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2013
Net interest income	39,133	29	331	(745)	38,748
Provision for loan losses	2,307	—	(7)	—	2,300
Noninterest income	16,160	1,428	1,325	22	18,935
Noninterest expense	43,590	1,021	1,768	234	46,613
Income (loss) before income taxes	9,396	436	(105)	(957)	8,770
Income taxes	2,428	77	—	(372)	2,133
Net income (loss)	6,968	359	(105)	(585)	6,637

Total assets	$5,662,257	$16,661	$42,291	$14,839	$5,736,048
Goodwill	272,545	2,783	—	—	275,328

Three months ended September 30, 2012
Net interest income	$33,444	$23	$314	$(649)	$33,132
Provision for loan losses	4,659	—	(34)	—	4,625
Noninterest income	15,428	887	1,720	20	18,055
Noninterest expense	36,042	786	1,661	183	38,672
Income (loss) before income taxes	8,171	124	407	(812)	7,890
Income taxes	1,203	48	51	(449)	853
Net income (loss)	$6,968	$76	$356	$(363)	$7,037

Total assets	$4,105,716	$10,725	$35,172	$12,993	$4,164,606
Goodwill	182,076	2,783	—	—	184,859

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2013
Net interest income	107,061	76	950	(1,554)	106,533
Provision for loan losses	8,214	—	136	—	8,350
Noninterest income	46,282	3,434	3,866	48	53,630
Noninterest expense	113,613	2,647	5,085	602	121,947
Income (loss) before income taxes	31,516	863	(405)	(2,108)	29,866
Income taxes	8,230	242	—	(833)	7,639
Net income (loss)	23,286	621	(405)	(1,275)	22,227

Total assets	$5,662,257	$16,661	$42,291	$14,839	$5,736,048
Goodwill	272,545	2,783	—	—	275,328

Nine months ended September 30, 2012
Net interest income	$100,210	$71	$1,018	$(1,914)	$99,385
Provision for loan losses	14,176	—	(51)	—	14,125
Noninterest income	42,507	2,957	5,234	63	50,761
Noninterest expense	104,525	2,362	4,773	424	112,084
Income (loss) before income taxes	24,016	666	1,530	(2,275)	23,937
Income taxes	4,990	258	340	(1,007)	4,581
Net income (loss)	$19,026	$408	$1,190	$(1,268)	$19,356

Total assets	$4,105,716	$10,725	$35,172	$12,993	$4,164,606
Goodwill	182,076	2,783	—	—	184,859

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,086	$—	$6,086
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	220,930	—	220,930
Government agency collateralized mortgage obligations	—	149,356	—	149,356
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,379	—	42,379
Government agency collateralized mortgage obligations	—	5,111	—	5,111
Trust preferred securities	—	—	16,753	16,753
Other debt securities	—	20,241	—	20,241
Other equity securities	—	3,877	—	3,877
Total securities available for sale	—	447,980	16,753	464,733
Derivative instruments:
Interest rate contracts	—	1,488	—	1,488
Interest rate lock commitments	—	2,376	—	2,376
Total derivative instruments	—	3,864	—	3,864
Mortgage loans held for sale	—	28,466	—	28,466
Total financial assets	$—	$480,310	$16,753	$497,063
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,904	$—	$1,904
Interest rate contracts	—	1,488	—	1,488
Forward commitments	—	1,392	—	1,392
Total derivative instruments	—	4,784	—	4,784
Total financial liabilities	$—	$4,784	$—	$4,784

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,442	$—	$2,442
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	144,817	—	144,817
Government agency collateralized mortgage obligations	—	117,521	—	117,521
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	45,058	—	45,058
Government agency collateralized mortgage obligations	—	5,407	—	5,407
Trust preferred securities	—	—	15,068	15,068
Other debt securities	—	22,930	—	22,930
Other equity securities	—	3,068	—	3,068
Total securities available for sale	—	341,243	15,068	356,311
Derivative instruments:
Interest rate contracts	—	3,083	—	3,083
Interest rate lock commitments	—	1,571	—	1,571
Total derivative instruments	—	4,654	—	4,654
Mortgage loans held for sale	—	34,845	—	34,845
Total financial assets	$—	$380,742	$15,068	$395,810
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,164	$—	$2,164
Interest rate contracts	—	3,152	—	3,152
Forward commitments	—	198	—	198
Total derivative instruments	—	5,514	—	5,514
Total financial liabilities	$—	$5,514	$—	$5,514

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2013.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2013 and 2012, respectively:

	Securities available for sale
Three Months Ended September 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at July 1, 2013	$15,960	$—	$15,960
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	875	—	875
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(82)	—	(82)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at September 30, 2013	$16,753	$—	$16,753

	Securities available for sale
Three Months Ended September 30, 2012	Trust preferred securities	Other equity securities	Total
Balance at July 1, 2012	$12,672	$2,790	$15,462
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	2,670	243	2,913
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(3,033)	(3,033)
Balance at September 30, 2012	$15,342	$—	$15,342

	Securities available for sale
Nine Months Ended September 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2013	$15,068	$—	$15,068
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	2,669	—	2,669
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	(984)	—	(984)
Transfers out of Level 3	—	—	—
Balance at September 30, 2013	$16,753	$—	$16,753

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Securities available for sale
Nine Months Ended September 30, 2012	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2012	$12,785	$2,237	$15,022
Realized gains included in net income	—	14	14
Unrealized gains included in other comprehensive income	3,509	782	4,291
Reclassification adjustment	(952)	—	(952)
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(3,033)	(3,033)
Balance at September 30, 2012	$15,342	$—	$15,342

For the three and nine months ended September 30, 2013 and 2012, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of September 30, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$16,753	Discounted cash flows	Default rate	0-100%

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

September 30, 2013	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$8,574	$8,574
OREO	—	—	16,650	16,650
Total	$—	$—	$25,224	$25,224

December 31, 2012	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$20,178	$20,178
OREO	—	—	33,761	33,761
Total	$—	$—	$53,939	$53,939

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three or nine months ended September 30, 2013 and 2012, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $10,782 and $27,149 at September 30, 2013 and December 31, 2012, respectively, and a specific reserve for these loans of $2,208 and $6,971 was included in the allowance for loan losses for the periods ended on such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	September 30, 2013	December 31, 2012
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$13,946	$19,254
Impairment recognized in results of operations	(500)	(901)
Increase in FDIC loss-share indemnification asset	(2,001)	(3,602)
Receivable from other guarantor	—	(41)
Fair value	$11,445	$14,710
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$6,401	$22,277
Impairment recognized in results of operations	(1,196)	(3,226)
Fair value	$5,205	$19,051

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2013 and December 31, 2012, and no impairment charges were recognized in earnings for the three or nine months ended September 30, 2013 and 2012, respectively.
The following table presents information as of September 30, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$8,574	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	16,650	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net losses of $1,315 and $472 resulting from fair value changes of these mortgage loans were recorded in income during the three and nine months ended September 30, 2013, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

September 30, 2013	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$28,466	$28,096	$370
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$233,149	$233,149	$—	$—	$233,149
Securities held to maturity	440,055	—	438,014	—	438,014
Securities available for sale	464,733	—	447,980	16,753	464,733
Mortgage loans held for sale	28,466	—	28,466	—	28,466
Loans covered under loss-share agreements	195,997	—	—	195,458	195,458
Loans not covered under loss-share agreements, net	3,685,535	—	—	3,644,023	3,644,023
FDIC loss-share indemnification asset	27,825	—	—	27,825	27,825
Mortgage servicing rights	8,336	—	—	8,974	8,974
Derivative instruments	3,869	—	3,869	—	3,869
Financial liabilities
Deposits	$4,834,756	$3,284,858	$1,558,356	$—	$4,843,214
Short-term borrowings	6,649	6,649	—	—	6,649
Federal Home Loan Bank advances	76,429	—	82,356	—	82,356
Junior subordinated debentures	94,089	—	71,723	—	71,723
Derivative instruments	4,899	—	4,899	—	4,899

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$132,420	$132,420	$—	$—	$132,420
Securities held to maturity	317,766	—	334,475	—	334,475
Securities available for sale	356,311	—	341,243	15,068	356,311
Mortgage loans held for sale	34,845	—	34,845	—	34,845
Loans covered under loss-share agreements	237,088	—	—	235,890	235,890
Loans not covered under loss-share agreements, net	2,528,818	—	—	2,452,937	2,452,937
FDIC loss-share indemnification asset	44,153	—	—	44,153	44,153
Mortgage servicing rights	4,233	—	—	4,259	4,259
Derivative instruments	4,654	—	4,654	—	4,654
Financial liabilities
Deposits	$3,461,221	$2,268,568	$1,200,785	$—	$3,469,353
Short-term borrowings	5,254	5,254	—	—	5,254
Federal Home Loan Bank advances	83,843	—	99,870	—	99,870
Junior subordinated debentures	75,609	—	27,985	—	27,985
Derivative instruments	5,514	—	5,514	—	5,514

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

Note J - Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2013, the Company had notional amounts of $76,484 on interest rate contracts with corporate customers and $76,484 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
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
In connection with its merger with First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the merger with First M&F.
In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013, respectively. Deferred gains amortized into net interest income were $37 and $115 for the three months ended September 30, 2013 and 2012, respectively, and $203 and $419 for the nine months ended September 30, 2013 and 2012, respectively.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $80,076 and $72,757 at September 30, 2013 and December 31, 2012, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $74,542 and $100,000 at September 30, 2013 and December 31, 2012, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,488	$3,083
Interest rate lock commitments	Other Assets	2,376	1,571
Totals		$3,864	$4,654
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$1,904	$2,164
Totals		$1,904	$2,164
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,488	$3,152
Forward commitments	Other Liabilities	1,392	198
Totals		$2,880	$3,350

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$37	$115	$203	$419
Total	$37	$115	$203	$419
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$798	$583	$2,398	$1,466
Included in other noninterest expense	2	(14)	69	20
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	2,905	1,145	804	1,667
Forward commitments
Included in gains on sales of mortgage loans held for sale	(3,599)	(2,684)	1,276	(3,626)
Total	$106	$(970)	$4,547	$(473)

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Gross amounts recognized	$3,864	$4,654	$4,784	$5,514
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	3,864	4,654	4,784	5,514
Gross amounts not offset in the consolidated balance sheets
Financial instruments	584	—	584	—
Financial collateral pledged	—	—	2,183	4,950
Net amounts	$3,280	$4,654	$2,017	$564

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2013
Securities available for sale:
Unrealized holding losses on securities	$1,269	$487	$782
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(80)	(31)	(49)
Total securities available for sale	1,189	456	733
Derivative instruments:
Unrealized holding gains on derivative instruments	(481)	(184)	(297)
Reclassification adjustment for gains realized in net income	(35)	(13)	(22)
Total derivative instruments	(516)	(197)	(319)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	183	70	113
Total defined benefit pension and post-retirement benefit plans	183	70	113
Total other comprehensive income	$856	$329	$527
Three months ended September 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$4,025	$1,539	$2,486
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(134)	(51)	(83)
Total securities available for sale	3,891	1,488	2,403
Derivative instruments:
Unrealized holding losses on derivative instruments	(391)	(150)	(241)
Reclassification adjustment for gains realized in net income	(115)	(44)	(71)
Total derivative instruments	(506)	(194)	(312)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	107	41	66
Total defined benefit pension and post-retirement benefit plans	107	41	66
Total other comprehensive income	$3,492	$1,335	$2,157

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2013
Securities available for sale:
Unrealized holding losses on securities	$(9,864)	$(3,773)	$(6,091)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for losses realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(274)	(105)	(169)
Total securities available for sale	(10,023)	(3,834)	(6,189)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,461	559	902
Reclassification adjustment for gains realized in net income	(203)	(77)	(126)
Total derivative instruments	1,258	482	776
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	437	167	270
Total defined benefit pension and post-retirement benefit plans	437	167	270
Total other comprehensive income	$(8,328)	$(3,185)	$(5,143)
Nine months ended September 30, 2012
Securities available for sale:
Unrealized holding gains on securities	$7,439	$2,845	$4,594
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(1,773)	(678)	(1,095)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(447)	(171)	(276)
Total securities available for sale	5,219	1,996	3,223
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,234)	(855)	(1,379)
Reclassification adjustment for gains realized in net income	(419)	(160)	(259)
Total derivative instruments	(2,653)	(1,015)	(1,638)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	321	123	198
Total defined benefit pension and post-retirement benefit plans	321	123	198
Total other comprehensive income	$2,887	$1,104	$1,783

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	September 30, 2013	December 31, 2012
Unrealized gains on securities	$11,239	$17,428
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)
Unrealized losses on derivative instruments	(435)	(1,211)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,974)	(7,244)
Total accumulated other comprehensive loss	$(13,644)	$(8,501)

Note L – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding assuming outstanding stock options were exercised into common shares, calculated in accordance with the treasury method. Basic and diluted net income per common share calculations are as follows for the periods presented:

	Three Months Ended
	September 30,
	2013	2012
Basic
Net income applicable to common stock	$6,637	$7,037
Average common shares outstanding	27,234,927	25,114,672
Net income per common share - basic	$0.24	$0.28
Diluted
Net income applicable to common stock	$6,637	$7,037
Average common shares outstanding	27,234,927	25,114,672
Effect of dilutive stock-based compensation	212,455	106,215
Average common shares outstanding - diluted	27,447,382	25,220,887
Net income per common share - diluted	$0.24	$0.28

	Nine Months Ended
	September 30,
	2013	2012
Basic
Net income applicable to common stock	$22,227	$19,356
Average common shares outstanding	25,889,139	25,101,507
Net income per common share - basic	$0.86	$0.77
Diluted
Net income applicable to common stock	$22,227	$19,356
Average common shares outstanding	25,889,139	25,101,507
Effect of dilutive stock-based compensation	164,034	60,404
Average common shares outstanding - diluted	26,053,173	25,161,911
Net income per common share - diluted	$0.85	$0.77

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2013	2012
Number of shares	109,068	740,199
Range of exercise prices	$29.57 - $30.63	$16.91 - $30.63

	Nine Months Ended
	September 30,
	2013	2012
Number of shares	169,638	1,186,644
Range of exercise prices	$19.14 - $30.63	$14.96 - $30.63

Note M – Mergers and Acquisitions

On September 1, 2013, the Company completed its acquisition by merger of First M&F, a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. On August 31, 2013, First M&F operated 43 banking and insurance locations in Mississippi, Alabama and Tennessee. The acquisition of First M&F allowed the Company to further its strategic initiatives by expanding its geographic footprint into certain markets of Mississippi, Alabama and Tennessee. The Company issued 6,175,586 shares of its common stock for 100% of the voting equity interests in First M&F. The aggregate transaction value, including the dilutive impact of First M&F’s stock based compensation assumed by the Company, was $156.8 million.

The Company recorded approximately $115.6 million in intangible assets which consist of goodwill of $90,548 and core deposit intangible of $25,033. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.

The Company assumed $30.9 million in fixed/floating rate junior subordinated deferrable interest debentures payable to First M&F Statutory Trust I that mature in March 2036. The acquired subordinated debentures require interest to be paid quarterly at a rate of 90-day LIBOR plus 1.33%. The fair value adjustment on the junior subordinated debentures of $12,371 will be amortized on a straight line basis over the remaining life.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of First M&F based on their fair values on September 1, 2013. The Company is finalizing the fair value of certain assets and liabilities. As a result, the adjustments included in the following table are preliminary and may change.

Allocation of Purchase Price for First M&F Corporation.
Purchase Price:
Shares issued to common shareholders	6,175,586
Purchase price per share	$25.17
Value of stock paid		$155,439
Cash paid for fractional shares		17
Fair value of stock based compensation assumed		68
Deal charges		1,255
Total Purchase Price		$156,779
Net Assets Acquired:
Stockholders’ equity at 9/1/13	$79,440
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	253
Loans, net of First M&F's allowance for loan losses(1)	(45,751)
Fixed assets	(2,314)
Core deposits intangible, net of First M&F’s existing core deposit intangible	21,158
Other real estate owned(1)	(5,797)
Deposits	(3,207)
Junior Subordinated Debt	12,371
Other liabilities	1,804
Deferred income taxes	8,274
Total Net Assets Acquired		66,231
Goodwill resulting from merger(2)		$90,548
(1) The fair value adjustments to acquired loans and other real estate owned reflect management’s expectations to more aggressively market and liquidate problem assets quickly.
(2) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value of assets acquired and liabilities assumed at acquisition date in connection with the merger with First M&F. The Company is finalizing the fair value of certain assets and liabilities. As a result, the values included in the following table are preliminary and may change.

Cash and cash equivalents	$170,061
Securities	227,693
Mortgage loans held for sale	1,659
Loans, net of unearned income	899,246
Premises and equipment	33,014
Other real estate owned	13,527
Intangible assets	115,581
Other assets	55,767
Total assets	1,516,548

Deposits	1,325,872
Borrowings	25,346
Other liabilities	9,806

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2013 and 2012 of the Company as though the merger with First M&F and the equity offering to fund the cash portion of the merger consideration had been completed as of the beginning of each respective period.

	Nine Months Ended September 30,
	2013	2012
Interest income	$165,592	$171,897
Interest expense	21,845	28,421
Net interest income	143,747	143,476
Provision for loan losses	11,030	20,665
Noninterest income	62,833	67,702
Noninterest expense	163,993	157,927
Income before income taxes	31,557	32,586
Income taxes	6,576	5,666
Net income	$24,981	$26,920
Earnings per share:
Basic	$0.80	$0.82
Diluted	$0.79	$0.81

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
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include (1) the Company’s ability to efficiently integrate acquisitions, including the acquisition of First M&F Corporation, into its operations, retain the customers of these businesses and grow the acquired operations; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) the timing of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations, including changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; and (16) other circumstances, many of which are beyond management’s control. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2013 compared to December 31, 2012.
Acquisition of First M&F Corporation
On September 1, 2013, the Company completed its acquisition of First M&F Corporation ("First M&F"), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. At August 31, 2013, First M&F operated 35 full-service banking offices and 8 insurance offices in Mississippi, Alabama and Tennessee and had total assets of $1,451,432, loans of $944,997, deposits of $1,322,665 and total shareholders’ equity of $79,440 prior to the application of any purchase accounting adjustments. See Note M, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for additional details regarding the Company’s merger with First M&F.
Assets
Total assets were $5,736,048 at September 30, 2013 compared to $4,178,616 at December 31, 2012.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	September 30, 2013	Percentage of Portfolio	December 31, 2012	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$155,142	17.15%	$92,487	13.72%
Obligations of states and political subdivisions	290,999	32.16	312,803	46.40
Mortgage-backed securities	417,776	46.17	227,721	33.78
Trust preferred securities	16,753	1.85	15,068	2.24
Other debt securities	20,241	2.24	22,930	3.40
Other equity securities	3,877	0.43	3,068	0.46
	$904,788	100.00%	$674,077	100.00%

The balance of our securities portfolio at September 30, 2013 increased $230,711 to $904,788 from $674,077 at December 31, 2012. The acquisition of First M&F contributed $227,693 to the security portfolio. During the first nine months of 2013, we purchased $176,596 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”) held in our securities portfolio, included in the “Mortgage-backed securities” line item in the above table, are primarily issued by government sponsored entities and comprised 57% of the purchases. U.S. Government agency securities and obligations of state and political subdivisions accounted for the remaining 38% and 5%, respectively, of total securities purchased. The carrying value of securities sold during the first nine months of 2013 totaled $13,422, of which $9,128 were CMOs. The remainder consisted of obligations of states and political subdivisions. Maturities and calls of securities during the first nine months of 2013 totaled $147,273.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $27,629 and $28,612 and a fair value of $16,753 and $15,068 at September 30, 2013 and December 31, 2012, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 330 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. Management has determined that there has been an adverse change in estimated cash flows for each of the four pooled trust preferred securities. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the third quarter of 2013 or 2012. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at September 30, 2013 and December 31, 2012. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.
Loans
The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2013	Percentage of Total Loans	December 31, 2012	Percentage of Total Loans
Commercial, financial, agricultural	$481,243	12.40%	$317,050	11.28%
Lease financing	75	0.01	190	0.01
Real estate – construction	152,217	3.92	105,706	3.76
Real estate – 1-4 family mortgage	1,192,223	30.72	903,423	32.15
Real estate – commercial mortgage	1,960,584	50.51	1,426,643	50.76
Installment loans to individuals	95,190	2.44	57,241	2.04
Total loans, net of unearned income	$3,881,532	100.00%	$2,810,253	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2013, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at September 30, 2013 were $3,881,532, an increase of $1,071,279 from $2,810,253 at December 31, 2012. The acquisition of First M&F increased total loans $891,420. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $195,997 at September 30, 2013, a decrease of $41,091, or 17.33%, compared to $237,088 at

December 31, 2012. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date.
Loans not covered under loss-share agreements with the FDIC (sometimes referred to as “not covered loans”) at September 30, 2013 were $3,685,535, compared to $2,573,165 at December 31, 2012. The acquisition of First M&F increased not covered loans by $891,420 at September 30, 2013. Excluding the loans acquired from First M&F, not covered loans increased $220,950 during the first nine months of 2013. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $116,309 of the total increase in loans from December 31, 2012.
During the first nine months of 2013, loans in our Mississippi, Tennessee and Alabama markets, excluding the contribution from First M&F, increased $20,024, $142,302 and $24,829, respectively. Loans in our Georgia markets not covered under loss-share agreements increased $40,564 from December 31, 2012.
The following table provides a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	September 30, 2013			December 31, 2012
	Covered Loans	Not Covered Loans	Total Loans	Covered Loans	Not Covered Loans	Total Loans
Commercial, financial, agricultural	$10,295	$470,948	$481,243	$10,800	$306,250	$317,050
Lease financing	—	75	75	—	190	190
Real estate – construction:
Residential	1,648	69,901	71,549	1,648	46,805	48,453
Commercial	—	79,709	79,709	—	56,201	56,201
Condominiums	—	959	959	—	1,052	1,052
Total real estate – construction	1,648	150,569	152,217	1,648	104,058	105,706
Real estate – 1-4 family mortgage:
Primary	17,236	665,595	682,831	20,623	445,659	466,282
Home equity	13,636	229,364	243,000	15,622	183,159	198,781
Rental/investment	20,465	175,036	195,501	26,586	130,370	156,956
Land development	5,386	65,505	70,891	10,617	70,787	81,404
Total real estate – 1-4 family mortgage	56,723	1,135,500	1,192,223	73,448	829,975	903,423
Real estate – commercial mortgage:
Owner-occupied	57,235	757,256	814,491	63,683	577,223	640,906
Non-owner occupied	39,833	933,876	973,709	50,879	587,607	638,486
Land development	30,232	142,152	172,384	36,599	110,652	147,251
Total real estate – commercial mortgage	127,300	1,833,284	1,960,584	151,161	1,275,482	1,426,643
Installment loans to individuals	31	95,159	95,190	31	57,210	57,241
Total loans, net of unearned income	$195,997	$3,685,535	$3,881,532	$237,088	$2,573,165	$2,810,253

Mortgage loans held for sale were $28,466 at September 30, 2013 compared to $34,845 at December 31, 2012. The decrease in mortgage loans held for sale at September 30, 2013 compared to December 31, 2012 is reflective of the reduction in mortgage production resulting from an increase in mortgage rates during this period. Originations of mortgage loans to be sold totaled $501,818 in the first nine months of 2013 compared to $404,222 for the same period in 2012. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.

Deposits
The Company relies on deposits as its major source of funds. Total deposits were $4,834,756 and $3,461,221, at September 30, 2013 and December 31, 2012, respectively. Noninterest-bearing deposits were $876,138 and $568,214 at September 30, 2013 and December 31, 2012, respectively, while interest-bearing deposits were $3,958,618 and $2,893,007 at September 30, 2013 and December 31, 2012, respectively. The acquisition of First M&F increased total deposits $1,317,719 at September 30, 2013, of which $295,775 were noninterest-bearing deposits and the remaining $1,021,944 were interest-bearing deposits. Excluding the contribution from First M&F, the balance of total deposits at September 30, 2013 as compared to December 31, 2012 increased slightly, 1.61%, and is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $407,476 and $344,342 at September 30, 2013 and December 31, 2012, respectively.
After excluding the contribution from the First M&F acquisition, deposits in our Alabama and Georgia markets decreased $51,007 and $18,717, respectively, at September 30, 2013 from December 31, 2012. Deposits in our Mississippi and Tennessee markets increased $100,404 and $63,612, respectively, at September 30, 2013 from December 31, 2012.
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (the “FHLB”) and junior subordinated debentures. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large commercial or real estate loans. In addition, short-term FHLB advances and federal funds purchased are used, as needed, to meet day to day liquidity needs. Total FHLB advances were $76,429 and $83,843 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, $1,636 of the total FHLB advances outstanding were short-term. The Company had no short-term FHLB advances or federal funds purchased outstanding at December 31, 2012. The Company had $1,193,445 of availability on unused lines of credit with the FHLB at September 30, 2013 compared to $1,160,984 at December 31, 2012. The cost of our FHLB advances was 4.22% and 4.33% for the first nine months of 2013 and 2012, respectively.
In connection with the acquisition of First M&F, the Company assumed $30,928 in fixed/floating rate junior subordinated deferrable interest debentures payable to First M&F Statutory Trust I that mature in March 2036. The acquired subordinated debentures require interest to be paid quarterly at a rate of 90-day LIBOR plus 1.33%. The fair value adjustment on the junior subordinated debentures of $12,371 will be amortized on a straight line basis over their remaining life.
In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. The cost of the TLGP debt was 3.94% while outstanding during 2012.

Results of Operations
Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012
Net Income
Net income for the three month period ended September 30, 2013 was $6,637, a decrease of 5.68%, as compared to net income of $7,037 for the three month period ended September 30, 2012. Basic and diluted earnings per share for the three month period ended September 30, 2013 were $0.24 as compared to $0.28 for the three month period ended September 30, 2012. The Company's 2013 third quarter results include $2,848, or $0.10 per share, in after-tax merger expenses associated with the acquisition of First M&F. Excluding merger expenses, basic and diluted earnings per share were $0.34 for the third quarter of 2013. No merger expenses were recognized during the third quarter of 2012.
Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income. The primary concerns in managing net interest income are the mix and the repricing of rate-sensitive assets and liabilities.
Net interest income increased to $38,748 for the third quarter of 2013 compared to $33,132 for the same period in 2012. On a tax equivalent basis, net interest income was $40,201 for the third quarter of 2013 as compared to $34,591 for the third quarter of 2012. Net interest margin, the tax equivalent net yield on earning assets, decreased to 3.86% during the third quarter of 2013 from 3.94% for the same period in 2012.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,250,739	$39,458	4.82%	$2,754,017	$34,553	4.99%
Securities:
Taxable(2)	601,158	3,438	2.27	448,960	2,672	2.36
Tax-exempt	218,401	3,147	5.72	233,163	3,355	5.76
Interest-bearing balances with banks	64,470	48	0.30	55,801	33	0.23
Total interest-earning assets	4,134,768	46,091	4.42	3,491,941	40,613	4.63
Cash and due from banks	128,780			57,487
Intangible assets	214,436			191,442
FDIC loss-share indemnification asset	29,368			51,727
Other assets	221,693			285,736
Total assets	$4,729,045			$4,078,333
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,675,891	$1,071	0.25%	$1,285,793	$867	0.26%
Savings deposits	283,690	196	0.27	211,421	124	0.21
Time deposits	1,314,129	3,046	0.92	1,383,034	3,456	1.21
Total interest-bearing deposits	3,273,710	4,313	0.52	2,880,248	4,447	0.63
Borrowed funds	189,894	1,577	3.29	259,387	1,575	3.55
Total interest-bearing liabilities	3,463,604	5,890	0.67	3,139,635	6,022	0.80
Noninterest-bearing deposits	660,415			480,699
Other liabilities	51,324			39,396
Shareholders’ equity	553,702			483,121
Total liabilities and shareholders’ equity	$4,729,045			$4,142,851
Net interest income/net interest margin		$40,201	3.86%		$34,591	3.94%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the third quarter of 2013 compared to the third quarter of 2012:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$6,111	$(1,206)	$4,905
Securities:
Taxable	854	(88)	766
Tax-exempt	(208)	—	(208)
Interest-bearing balances with banks	6	9	15
Total interest-earning assets	6,763	(1,285)	5,478
Interest expense:
Interest-bearing demand deposits	425	(221)	204
Savings deposits	31	41	72
Time deposits	235	(645)	(410)
Borrowed funds	112	(110)	2
Total interest-bearing liabilities	803	(935)	(132)
Change in net interest income	$5,960	$(350)	$5,610

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Our improvement in net interest income for the third quarter of 2013 as compared to the same period in 2012 was due largely to an increase of $496,722, or 18.04%, in the average balance of loans. First M&F contributed $312,486 to the average balance increase and the remainder was funded primarily by growth in non-time deposits. The improvement in the level of earning assets was partially offset by a 21 basis points reduction in their yield. The cost of interest bearing liabilities declined 13 basis points due both to the run off and repricing of contractual liabilities and the downward repricing of core deposits. The mix of interest bearing liabilities improved as growth in non-time deposits not only helped fund loan growth but also allowed a reduction in higher cost time deposits and borrowing. The 8 basis points reduction in the net interest margin from 3.94% for the third quarter of 2012 to 3.86% for the third quarter of 2013 was due to the decline in the rate on interest-earning assets exceeding the decline in the cost of interest bearing liabilities.

Interest income, on a tax equivalent basis, was $46,091 for the third quarter of 2013 compared to $40,613 for the same period in 2012. The increase in interest income was driven primarily by the increased level of the average balance of interest-earning assets offset by a decline in the yield on interest-earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Loans	78.62%	78.87%	4.82%	4.99%
Securities	19.82	19.53	3.19	3.52
Other	1.56	1.60	0.30	0.23
Total earning assets	100.00%	100.00%	4.42%	4.63%

Interest income on loans, on a tax equivalent basis, was $39,458 for the third quarter of 2013 compared to $34,553 for the same period in 2012. The increase in interest income on loans is attributable to the $496,722 increase in the average balance of loans during the third quarter of 2013 compared to the same period in 2012 offset by a decline of 17 basis points on the loan yields over the same period.

Investment income, on a tax equivalent basis, increased $558 to $6,585 for the third quarter of 2013 from $6,027 for the third quarter of 2012. The average balance in the investment portfolio for the third quarter of 2013 was $819,559 compared to $682,123 for the same period in 2012. First M&F contributed $65,903 to the average balance increase. The tax equivalent yield on the investment portfolio for the third quarter of 2013 was 3.19%, down 33 basis points from the same period in 2012. The decline in yield was a result of the cash flows generated by calls, maturities and sales of higher yielding securities in the Company's securities portfolio used in part to fund the purchase securities that in the current market environment were lower yielding.

Interest expense was $5,890 for the third quarter of 2013, a decrease of $132, or 2.19%, as compared to the same period in 2012. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the run off and repricing of contractual liabilities, the downward repricing of core deposits and an improved mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, excluding $96,382 contributed by First M&F, the average balance of noninterest-bearing deposits increased $83,334, or 17.34%, during the third quarter of 2013 as compared to the same period in 2012. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 11 basis points to 0.57% for the third quarter of 2013 as compared to 0.68% for the third quarter of 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Noninterest-bearing demand	16.01%	15.39%	—%	—%
Interest-bearing demand	40.64	38.28	0.25	0.26
Savings	6.88	6.58	0.27	0.21
Time deposits	31.87	34.74	0.92	1.12
Federal Home Loan Bank advances	1.86	2.40	4.23	4.33
Other borrowed funds	2.74	2.61	2.69	2.84
Total deposits and borrowed funds	100.00%	100.00%	0.57%	0.68%

Interest expense on deposits was $4,313 and $4,447 for the third quarter of 2013 and 2012, respectively. The cost of interest-bearing deposits was 0.52% and 0.63% for the same periods. Interest expense on total borrowings was $1,577 and $1,575 for the third quarter of 2013 and 2012, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended September 30,
2013	2012
1.58%	1.76%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $18,935 for the third quarter of 2013 as compared to $18,055 for the same period in 2012.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $5,361 and $4,818 for the third quarter of 2013 and 2012, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,222 for the three months ended September 30, 2013 compared to $3,884 for the same period in 2012. The enactment of recent regulations has restricted the Company’s ability to impose and collect overdraft fees. As a result, future revenues from overdraft fees may be adversely impacted, but management is unable at this time to predict the extent or timing of such impact.

Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 7.39% to $4,982 during the third quarter of 2013 as compared to $4,639 for the same period in 2012. For the third quarter of 2013, fees associated with debit card usage were $2,342 as compared to $2,030 for the same period in 2012. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. Federal Reserve regulations governing the “reasonableness” of certain fees associated with debit cards and also restricting the rates charged for interchange fees on debit card transactions applicable to financial institutions with more than $10 billion in assets may ultimately have an adverse impact on our interchange fees if we are forced to adjust our rates to remain competitive. Mortgage loan fees increased $175 to $1,969 during the third quarter of 2013 as compared to $1,794 for the same period in 2012. Although mortgage loan originations to be sold in the secondary market during the third quarter of 2013 were down when compared to the same period in 2012, the serviced loan portfolio increased year over year driving the increase in mortgage loan fees.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $1,295 and $889 for the three months ended September 30, 2013 and 2012, respectively. The increase is primarily attributable to the acquisition of First M&F which contributed $372 in income during the third quarter of 2013.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,091 for the third quarter of 2013 compared to $1,707 for the same period in 2012. The market value of trust assets under management was $2,061,987 and $1,090,908 at September 30, 2013 and December 31, 2012, respectively.
Gains on the sale of mortgage loans held for sale were $2,788 and $4,397 for the three months ended September 30, 2013 and 2012, respectively. Originations of mortgage loans to be sold totaled $127,370 for the third quarter of 2013 as compared to $170,939 for the same period of 2012.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,
2013	2012
3.91%	3.77%

Noninterest expense was $46,613 and $38,672 for the third quarter of 2013 and 2012, respectively. Noninterest expense for the third quarter of 2013 included $3,763 in pre-tax expenses related to the First M&F merger. No merger-related expenses were recognized during the same period in 2012.
Salaries and employee benefits increased $4,467 to $25,689 for the third quarter of 2013 as compared to $21,222 for the same period in 2012. The increase is primarily attributable to the addition of First M&F operations and personnel costs associated with our de novo operations in eastern Tennessee.
Data processing costs increased to $2,236 in the third quarter of 2013 from $2,192 for the same period in 2012. The increase in data processing costs over this period is reflective of the data processing costs associated with additions of the First M&F loans and deposits.
Net occupancy and equipment expense for the third quarter of 2013 was $4,576, up from $3,886 for the same period in 2012.

Expenses related to other real estate owned for the third quarter of 2013 were $1,537 compared to $2,440 for the same period in 2012. Expenses on other real estate owned for the third quarter of 2013 include write downs of $594 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $19,274 was sold during the three months ended September 30, 2013, resulting in a net loss of $293. Expenses on other real estate owned for the three months ended September 30, 2012 included a $1,023 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $16,088 was sold during the three months ended September 30, 2012, resulting in a net loss of $195.
Professional fees include fees for legal and accounting services. Professional fees were $1,542 for the third quarter of 2013 as compared to $1,115 for the same period in 2012. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,514 for the third quarter of 2013 compared to $1,216 for the same period in 2012.
Amortization of intangible assets totaled $724 and $341 for the third quarter of 2013 and 2012, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the acquisition of First M&F.
Communication expenses, those expenses incurred for communication to clients and between employees, were $1,310 for the third quarter of 2013 as compared to $1,115 for the same period in 2012.

Efficiency Ratio
Three Months Ended September 30,
2013	2012
78.82%	73.44%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Excluding the $3,763 in merger-related costs incurred during the third quarter of 2013, the efficiency ratio was 72.46%. We remain committed to aggressively managing our costs within the framework of our business model. After excluding the impact from merger-related costs, the increase in net interest income and noninterest income was slightly offset by an increase in noninterest expense resulting in the decrease in the Company’s efficiency ratio for the third quarter of 2013 as compared to the same period in 2012.
Income Taxes
Income tax expense for the third quarter of 2013 and 2012 was $2,133 and $853, respectively. The effective tax rates for those periods were 24.32% and 10.81%, respectively. The lower effective tax rate for the third quarter of 2012 was attributable to reversals of valuation allowances against the deferred tax assets related to state net operating loss carryforwards and additional benefits from investments in low-income housing tax credits that were utilized on state income tax returns filed during the third quarter of 2012. Further contributing to the increase in the effective tax rate for the third quarter of 2013 as compared to the same period in 2012 was higher levels of pre-tax income in 2013 compared to 2012 from taxable income sources.

Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012
Net Income
Net income for the nine month period ending September 30, 2013 was $22,227, an increase of 14.83%, as compared to net income of $19,356 for the same month period in 2012. Basic and diluted earnings per share for the nine month period ending September 30, 2013 were $0.86 and $0.85, respectively. Basic and diluted EPS was $0.77 for the nine month period ending September 30, 2012. The Company's results for the nine months ended September 30, 2013 include $3,087, or $0.12 per share, in after-tax merger expenses associated with the acquisition of First M&F. Excluding merger expenses, basic and diluted earnings per share were $0.98 and $0.97, respectively, for the nine months ended September 30, 2013. No merger expenses were recognized during the same period in 2012.
Net Interest Income
Net interest income increased to $106,533 for the first nine months of 2013 as compared to $99,385 for the same period in 2012. On a tax equivalent basis, net interest income was $110,790 for the first nine months of 2013 as compared to $103,849 for the same period in 2012. Net interest margin, the tax equivalent net yield on earning assets, decreased to 3.87% during the first nine months of 2013 from 3.93% for the same period in 2012.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$2,986,646	$108,503	4.86%	$2,672,079	$103,152	5.16%
Securities:
Taxable(2)	529,266	9,352	2.36%	529,458	10,530	2.65
Tax-exempt	228,822	9,780	5.71	233,347	10,247	5.86
Interest-bearing balances with banks	77,424	150	0.26	97,301	172	0.24
Total interest-earning assets	3,822,158	127,785	4.47	3,532,185	124,101	4.69
Cash and due from banks	57,928			67,006
Intangible assets	203,135			191,789
FDIC loss-share indemnification asset	35,359			63,182
Other assets	272,730			292,685
Total assets	$4,391,310			$4,146,847
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$1,550,108	$2,928	0.25%	$1,371,053	$3,045	0.30
Savings deposits	261,714	442	0.23	228,677	413	0.24
Time deposits	1,246,186	9,118	0.98	1,265,664	11,377	1.20
Total interest-bearing deposits	3,058,008	12,488	0.55	2,865,394	14,835	0.69
Borrowed funds	173,018	4,507	3.48	194,871	5,417	3.71
Total interest-bearing liabilities	3,231,026	16,995	0.70	3,060,265	20,252	0.88
Noninterest-bearing deposits	591,394			536,640
Other liabilities	48,190			56,663
Shareholders’ equity	520,700			493,279
Total liabilities and shareholders’ equity	$4,391,310			$4,146,847
Net interest income/net interest margin		$110,790	3.87%		$103,849	3.93%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the nine months ending September 30, 2013 compared to the same period in 2012:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$11,609	$(6,258)	$5,351
Securities:
Taxable	(4)	(1,174)	(1,178)
Tax-exempt	(193)	(274)	(467)
Interest-bearing balances with banks	(36)	14	(22)
Total interest-earning assets	11,376	(7,692)	3,684
Interest expense:
Interest-bearing demand deposits	(516)	399	(117)
Savings deposits	49	(20)	29
Time deposits	(175)	(2,084)	(2,259)
Borrowed funds	(586)	(324)	(910)
Total interest-bearing liabilities	(1,228)	(2,029)	(3,257)
Change in net interest income	$12,604	$(5,663)	$6,941

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Our improvement in net interest income for the first nine months of 2013 as compared to the same period in 2012 was due largely to an increase of $314,567, or 11.77%, in the average balance of loans. The acquisition of First M&F contributed $98,324 to the average balance of loans with the remaining increase funded by the redeployment of interest-bearing balances with banks, reduction in the investment portfolio and growth in non-time deposits. The improvement in level and mix of earning assets was partially offset by a 22 basis points reduction in their yield. The cost of interest bearing liabilities declined 18 basis points due both to the run off and repricing of contractual liabilities and the downward repricing of core deposits. The mix of interest bearing liabilities improved as growth in non-time deposits not only helped fund loan growth but also allowed a reduction in higher cost time deposits and borrowing. The 6 basis points reduction in the net interest margin from 3.93% for the first nine months of 2012 to 3.87% for the first nine months of 2013 was due to the decline in the rate on interest-earning assets exceeding the decline in the cost of interest bearing liabilities.
Interest income, on a tax equivalent basis, was $127,785 for the first nine months of 2013 compared to $124,101 for the same period in 2012. The increase in interest income was attributable primarily to the improved level and mix of interest earning assets during the first nine months of 2013 when compared to the same period in 2012 offset by a decline of 22 basis points on the yields of interest earning assets during the same period. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Loans	78.14%	75.65%	4.86%	5.16%
Securities	19.83	21.60	3.37	3.63
Other	2.03	2.75	0.26	0.24
Total earning assets	100.00%	100.00%	4.47%	4.69%

Investment income, on a tax equivalent basis, decreased $1,645 to $19,132 for the first nine months of 2013 from $20,777 for the same period in 2012. The average balance in the investment portfolio for the first nine months of 2013 was $758,088 compared to $762,805 for the same period in 2012. First M&F contributed $22,209 to the average balance for the nine months ended September 30, 2013. The tax equivalent yield on the investment portfolio for the first nine months of 2013 was 3.37%, down 26 basis points from the same period in 2012. The decline in yield was a result of the cash flows generated by calls, maturities and sales of higher yielding securities in the Company’s securities portfolio that were used to purchase securities that in the current market environment were lower yielding.

Interest expense was $16,995 for the first nine months of 2013, a decrease of 16.08%, as compared to the same period in 2012. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the run off and repricing of contractual liabilities, the downward repricing of core deposits and an improved mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. In addition, excluding the contribution from the acquisition of First M&F, the average balance of noninterest-bearing deposits increased $22,273, or 4.15%, during the first nine months of 2013 as compared to the same period in 2012. These changes to our funding mix, coupled with a reduction in borrowed funds, reduced our total cost of funds 16 basis points to 0.59% for the first nine months of 2013 as compared to 0.75% for the same period in 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Noninterest-bearing demand	15.47%	14.92%	—%	—%
Interest-bearing demand	40.55	38.12	0.25	0.30
Savings	6.85	6.36	0.23	0.24
Time deposits	32.60	35.19	0.98	1.20
Federal Home Loan Bank advances	2.07	2.56	4.22	4.29
Other borrowed funds	2.46	2.85	2.85	3.18
Total deposits and borrowed funds	100.00%	100.00%	0.59%	0.75%

Interest expense on deposits was $12,488 and $14,835 for the first nine months of 2013 and 2012, respectively. The cost of interest-bearing deposits was 0.55% and 0.69% for the same periods. Interest expense on total borrowings was $4,507 and $5,417 for the first nine months of 2013 and 2012, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Nine Months Ended September 30,
2013	2012
1.63%	1.57%

Noninterest income was $53,630 for the first nine months of 2013 as compared to $50,761 for the same period in 2012.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $14,370 and $13,838 for the first nine months of 2013 and 2012, respectively. Overdraft fees, the largest component of service charges on deposits, were $11,340 for the nine months ended September 30, 2013 compared to $11,406 for the same period in 2012. The decline in overdraft fees was primarily the result of regulations enacted which have restricted the Company’s ability to impose overdraft fees. As such, future revenues from overdraft fees may be adversely impacted but management is unable at this time to predict the extent or timing of such impact.
Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Fees and commissions increased 13.75% to $14,661 during the first nine months of 2013 as compared to $12,889 for the same period in 2012. For the first nine months of 2013, fees associated with debit card usage were $6,594 as compared to $6,319 for the same period in 2012. We expect income from use of our debit cards to grow as our customers use this convenient method of payment, subject to the potential negative effects of the recent Federal Reserve regulations, as was discussed above. Mortgage loan fees increased $1,043 to $5,706 during the first nine months of 2013 as compared to $4,663 for the same period in 2012. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period in 2013 as compared to 2012.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,107 and $2,710 for the nine months ended September 30, 2013 and 2012, respectively. The increase is primarily attributable to the acquisition of First M&F which contributed $372 in income during the nine month period ended September 30, 2013.
Wealth Management revenue was $5,530 for the first nine months of 2013 compared to $5,200 for the same period in 2012. The market value of trust assets under management was $2,061,987 and $1,090,908 at September 30, 2013 and December 31, 2012, respectively.
Gains on sales of securities for the first nine months of 2013 and 2012 were $54 and $1,773, respectively. These gains resulted from the sale of $13,422 and $85,077 in securities during the first nine months of 2013 and 2012, respectively.
Gains on the sale of mortgage loans held for sale were $10,223 and $8,068 for the nine months ended September 30, 2013 and 2012, respectively. Originations of mortgage loans to be sold totaled $501,818 for the first nine months of 2013 as compared to $404,222 for the same period of 2012.
Noninterest Expense

Noninterest Expense to Average Assets
Nine Months Ended September 30,
2013	2012
3.71%	3.61%

Noninterest expense was $121,947 and $112,084 for the nine months ending September 30, 2013 and 2012, respectively. Noninterest expense for the first nine months of 2013 included $4,148 in pre-tax merger-related expenses. The Company did not recognize any merger-related expenses during the same period in 2012.
Salaries and employee benefits increased $9,128, or 15.28%, to $68,869 for the first nine months of 2013 as compared to $59,741 for the same period in 2012. The increase is primarily attributable to the addition of First M&F operations, commissions related to the increase in mortgage production during the first nine months of 2013 as compared to the same period in 2012 as well as personnel costs associated with our de novo operations in eastern Tennessee.
Data processing costs decreased slightly to $6,324 for the first nine months of 2013 from $6,443 for the same period in 2012. The decrease in data processing costs over this period is reflective of efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.
Net occupancy and equipment expense for the first nine months of 2013 was $11,852, up from $11,091 for the same period in 2012.
Expenses related to other real estate owned for the first nine months of 2013 were $5,359, a decrease of 45.37% compared to $9,809 for the same period in 2012. Expenses on other real estate owned for the first nine months of 2013 include write downs of $2,829 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $52,585 was sold during the nine months ended September 30, 2013, resulting in a net loss of $511. Expenses on other real estate owned for the nine months ended September 30, 2012 included a $5,190 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $46,750 was sold during the nine months ended September 30, 2012, resulting in a net loss of $1,864.
Professional fees include fees for legal and accounting services. Professional fees were $4,019 for the first nine months of 2013 as compared to $3,101 for the same period in 2012. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $4,250 for the first nine months of 2013 compared to $3,715 for the same period in 2012. This increase is attributable to advertising and marketing costs associated with the Company’s expansion into new markets since the first quarter of 2012.
Amortization of intangible assets totaled $1,361 and $1,048 for the nine months ending September 30, 2013 and 2012, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the acquisition of First M&F.
Communication expenses, those expenses incurred for communication to clients and between employees, were $3,572 for the first nine months of 2013 as compared to $3,144 for the same period in 2012.

Efficiency Ratio
Nine Months Ended September 30,
2013	2012
74.17%	72.41%

Excluding the $4,148 in merger-related costs incurred during the first nine months of 2013, the efficiency ratio was 71.64%. We remain committed to aggressively managing our costs within the framework of our business model. After excluding the impact from merger-related costs, the increase in net interest income and noninterest income more than offset the increase in noninterest expense resulting in a decrease in the Company’s efficiency ratio for the first nine months of 2013 as compared to the same period in 2012.
Income Taxes
Income tax expense for the first nine months of 2013 and 2012 was $7,639 and $4,581, respectively. The effective tax rates for those periods were 25.58% and 19.14%, respectively. The lower effective tax rate for the first nine months of 2012 was attributable to reversals of valuation allowances against the deferred tax assets related to state net operating loss carryforwards and additional benefits from investments in low-income housing tax credits that were utilized on state income tax returns filed during the third quarter of 2012. Further contributing to the increase in the effective tax rate for the first nine months of 2013 as compared to the same period in 2012 was higher levels of pre-tax income in 2013 compared to 2012 from taxable income sources.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial, agricultural	$2,947	$3,307	$3,252
Lease financing	1	1	1
Real estate – construction	914	711	1,048
Real estate – 1-4 family mortgage	18,390	18,347	18,190
Real estate – commercial mortgage	23,021	21,416	21,011
Installment loans to individuals	977	565	567
Total	$46,250	$44,347	$44,069

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2013	December 31, 2012	September 30, 2012
Specific reserves for impaired loans	$14,908	$17,597	$19,169
Allocated reserves for remaining portfolio	31,342	26,750	24,900
Total	$46,250	$44,347	$44,069

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company has recorded higher levels of provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, which peaked in 2010. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. Lower levels of classified loans and nonperforming loans in 2013 as compared to 2012 in combination with improving credit quality measures has resulted in a decrease in the provision for loan losses for both the three month and nine month periods ending September 30, 2013 as compared to the same periods in 2012. The provision for loan losses was $2,300 and $4,625 for the third quarter of 2013 and 2012, respectively, and $8,350 and $14,125 for the nine months ended September 30, 2013 and 2012, respectively.
All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F merger and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during the three or nine months ended September 30, 2013 or 2012. However, the provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $225 and $430 during the third quarter of 2013 and 2012, respectively, and $594 and $2,787 during the nine months ended September 30, 2013 and 2012, respectively, to cover charge-offs of such loans accounted for under ASC 310-30.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs were $3,084 and $5,335 for the third quarter of 2013 and 2012, respectively, and $6,447 and $14,396 for the nine months ended September 30, 2013 and 2012, respectively.
The table below reflects the activity in the allowance for loan losses for the periods presented :

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$47,034	$44,779	$44,347	$44,340
Charge-offs
Commercial, financial, agricultural	887	2,590	1,167	4,623
Lease financing	—	—	—	—
Real estate – construction	—	—	—	42
Real estate – 1-4 family mortgage	1,251	2,682	2,517	7,230
Real estate – commercial mortgage	1,107	780	4,227	3,806
Installment loans to individuals	81	118	433	321
Total charge-offs	3,326	6,170	8,344	16,022
Recoveries
Commercial, financial, agricultural	54	145	301	323
Lease financing	—	—	—	—
Real estate – construction	7	3	70	6
Real estate – 1-4 family mortgage	120	648	591	981
Real estate – commercial mortgage	38	23	885	247
Installment loans to individuals	23	16	50	69
Total recoveries	242	835	1,897	1,626
Net charge-offs	3,084	5,335	6,447	14,396
Provision for loan losses	2,300	4,625	8,350	14,125
Balance at end of period	$46,250	$44,069	$46,250	$44,069
Net charge-offs (annualized) to average loans	0.38%	0.77%	0.29%	0.72%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.25%	1.74%	1.25%	1.74%
Nonperforming loans not covered under loss share agreements	149.85%	137.57%	149.85%	137.57%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Real estate – construction:
Residential	$(7)	$(3)	$(70)	$32
Commercial	—	—	—	4
Condominiums	—	—	—	—
Total real estate – construction	(7)	(3)	(70)	36
Real estate – 1-4 family mortgage:
Primary	(67)	10	335	817
Home equity	275	476	687	2,302
Rental/investment	547	349	644	1,154
Land development	376	1,199	260	1,976
Total real estate – 1-4 family mortgage	1,131	2,034	1,926	6,249
Real estate – commercial mortgage:
Owner-occupied	216	189	711	766
Non-owner occupied	469	71	2,246	1,735
Land development	384	497	385	1,058
Total real estate – commercial mortgage	1,069	757	3,342	3,559
Total net charge-offs of loans secured by real estate	$2,193	$2,788	$5,198	$9,844
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

The following table provides details of the Company’s nonperforming assets covered by loss-share agreements with the FDIC (“covered assets”) and not covered under loss-share agreements as of the dates presented:

	Covered Assets	Not Covered Assets	Total Assets
September 30, 2013
Nonaccruing loans	$49,585	$20,219	$69,804
Accruing loans past due 90 days or more	505	10,647	11,152
Total nonperforming loans	50,090	30,866	80,956
Other real estate owned	16,580	40,581	57,161
Total nonperforming loans and OREO	66,670	71,447	138,117
Nonaccruing securities available-for-sale, at fair value	—	16,753	16,753
Total nonperforming assets	$66,670	$88,200	$154,870
Nonperforming loans to total loans			2.09%
Nonperforming assets to total assets			2.70%
Allowance for loan losses to total loans			1.19%
December 31, 2012
Nonaccruing loans	$53,186	$26,881	$80,067
Accruing loans past due 90 days or more	—	3,307	3,307
Total nonperforming loans	53,186	30,188	83,374
Other real estate owned	45,534	44,717	90,251
Total nonperforming loans and OREO	98,720	74,905	173,625
Nonaccruing securities available-for-sale, at fair value	—	15,068	15,068
Total nonperforming assets	$98,720	$89,973	$188,693
Nonperforming loans to total loans			2.97%
Nonperforming assets to total assets			4.52%
Allowance for loan losses to total loans			1.58%

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

	September 30, 2013	December 31, 2012	September 30, 2012
Nonaccruing loans	$20,219	$26,881	$29,677
Accruing loans past due 90 days or more	10,647	3,307	2,358
Total nonperforming loans	30,866	30,188	32,035
Restructured loans in compliance with modified terms	22,236	29,436	30,918
Total nonperforming and restructured loans	$53,102	$59,624	$62,953
Nonperforming loans to:
Loans – period-end	0.84%	1.17%	1.26%
Loans – average	1.03%	1.11%	1.16%

The following table presents nonperforming loans, not covered by loss-share agreements, by loan category as of the dates presented:

	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial, agricultural	$1,222	$1,641	$1,738
Real estate – construction:
Residential	—	—	—
Commercial	592	—	—
Condominiums	—	—	—
Total real estate – construction	592	—	—
Real estate – 1-4 family mortgage:
Primary	3,834	6,708	5,141
Home equity	976	860	953
Rental/investment	5,129	4,100	4,596
Land development	4,112	4,260	3,910
Total real estate – 1-4 family mortgage	14,051	15,928	14,600
Real estate – commercial mortgage:
Owner-occupied	1,463	2,313	2,263
Non-owner occupied	12,595	8,665	10,023
Land development	758	1,313	3,070
Total real estate – commercial mortgage	14,816	12,291	15,356
Installment loans to individuals	185	328	341
Total nonperforming loans	$30,866	$30,188	$32,035

Excluding the contribution of $8,793 to nonperforming loans from the acquisition of First M&F, nonperforming loans decreased $8,115, or 26.88%, from December 31, 2012. The decrease is attributable to the Company’s continued efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.84% as of September 30, 2013 compared to 1.17% as of December 31, 2012 and 1.26% as of September 30, 2012. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 149.84% as of September 30, 2013 as compared to 146.90% as of December 31, 2012 and 137.57% as of September 30, 2012.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2013. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $19,908 at September 30, 2013 as compared to $8,044 at December 31, 2012 and $14,147 at September 30, 2012. The acquisition of First M&F contributed $11,812 to loans 30-89 days past due.

As shown above, restructured loans totaled $22,236 at September 30, 2013 compared to $29,436 at December 31, 2012 and $30,918 at September 30, 2012. At September 30, 2013, loans restructured through interest rate concessions represented 75% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial, agricultural	$20	$—	$—
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	2,074	1,469	3,268
Home equity	—	—	—
Rental/investment	1,892	1,923	1,592
Land development	6,659	7,461	7,581
Total real estate – 1-4 family mortgage	10,625	10,853	12,441
Real estate – commercial mortgage:
Owner-occupied	3,725	11,138	11,392
Non-owner occupied	5,371	6,934	6,909
Land development	2,323	337	—
Total real estate – commercial mortgage	11,419	18,409	18,301
Installment loans to individuals	172	174	176
Total restructured loans in compliance with modified terms	$22,236	$29,436	$30,918

Changes in the Company’s restructured loans are set forth in the table below:

	2013	2012
Balance at January 1	$29,436	$36,311
Additional loans with concessions	4,319	4,731
Reductions due to:
Reclassified as nonperforming	(3,227)	(5,622)
Charge-offs	(877)	(1,632)
Transfer to other real estate owned	—	(419)
Paydowns	(1,674)	(1,600)
Lapse of concession period	(5,741)	(851)
Balance at September 30	$22,236	$30,918

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $22,939 was sold during the nine months ended September 30, 2013, resulting in a net loss of $511, while other real estate owned with a cost basis of $25,674 was sold during the nine months ended September 30, 2012, resulting in a net loss of $1,211.

The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2013	December 31, 2012	September 30, 2012
Residential real estate	$3,519	$7,842	$8,068
Commercial real estate	9,122	7,779	9,268
Residential land development	14,448	22,490	25,013
Commercial land development	13,492	6,221	6,219
Other	—	385	—
Total other real estate owned	$40,581	$44,717	$48,568

Changes in the Company’s other real estate owned were as follows:

	2013	2012
Balance at January 1	$44,717	$70,079
Acquired OREO	13,674	—
Additions	6,575	7,161
Capitalized improvements	129	508
Impairments	(1,574)	(3,689)
Dispositions	(22,939)	(25,674)
Other	(1)	183
Balance at September 30	$40,581	$48,568

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
The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
+400	2.29%	2.75%	11.90%	19.35%
+300	1.86%	2.35%	11.04%	17.86%
+200	1.08%	1.44%	9.64%	14.80%
+100	0.38%	0.62%	8.04%	10.98%
-100	(1.65)%	(4.08)%	(5.19)%	(2.54)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The interest rate risk table indicates that the Company was less asset sensitive at September 30, 2013, as compared to December 31, 2012, most notable in the change in the EVE variances in the rate shocks vs. under the flat rate scenario. This shift was due to changes in the balance sheet, including the addition of assets and liabilities from the First M&F acquisition. Fixed rate loans and securities are now a higher percentage of total assets than as of year-end; however this was partially offset by a reduction in the percentage of non-earning assets, a beneficial impact on earnings. The deposit mix has a higher percentage of non-time deposits, both non-interest bearing and interest bearing and a smaller percentage of time deposits. This shift, while also beneficial to earnings as lower / no cost deposits increased while higher costing time deposits decreased, does make the balance sheet less asset sensitive.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2013, the Company had notional amounts of $80,408 on interest rate contracts with corporate customers and $80,408 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 11% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2013, securities with a carrying value of $586,950 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $327,368 similarly pledged at December 31, 2012.
Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at September 30, 2013 or December 31, 2012. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2013, the balance of our outstanding advances with the FHLB was $76,429, of which $1,636 were short-term advances. The total amount of the remaining credit available to us from the FHLB at September 30, 2013 was $1,193,445. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2013 or December 31, 2012.
In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt was 3.94% while outstanding during 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Noninterest-bearing demand	15.47%	14.92%	—%	—%
Interest-bearing demand	40.55	38.12	0.25	0.30
Savings	6.85	6.36	0.23	0.24
Time deposits	32.60	35.19	0.98	1.20
FHLB advances	2.07	2.56	4.22	4.29
Other borrowed funds	2.46	2.85	2.85	3.18
	100.00%	100.00%	0.59%	0.75%

Our strategy in choosing funds is focused on attempting to mitigate interest rate risk, and thus we utilize funding sources that are commensurate with the interest rate risk associated with the assets. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. For example, we could obtain time deposits based on our aggressiveness in pricing and length of term. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased for the three months ended September 30, 2013 as compared to the same period in 2012 as management used lower costing deposits and repaid higher costing funding sources.
Cash and cash equivalents were $233,149 at September 30, 2013 compared to $118,418 at September 30, 2012. Cash used in investing activities for the nine months ended September 30, 2013 was $44,481 compared to $165,107 for the nine months ended September 30, 2012. Proceeds from the sale, maturity or call of securities within our investment portfolio were $160,749 for the first nine months of 2013. These proceeds were primarily reinvested in the securities portfolio. Proceeds from the sale, maturity, or call of securities within our investment portfolio during the first nine months of 2012 were $324,724. These proceeds were primarily used to fund loan growth. Purchases of investment securities were $176,596 for the first nine months of 2013 compared to $206,280 for the same period in 2012.
Cash provided by financing activities for the nine months ended September 30, 2013 was $21,088 compared to cash used in financing activities of $60,267 for the same period in 2012. Deposits increased $47,505 for the nine months ended September 30, 2013 compared to a decrease of $16,209 for the same period in 2012. Cash provided from the sale of securities during the first nine months of 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity. In addition, in March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. There were no prepayments of long term debt during the first nine months of 2013.
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
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2013, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $49,980. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. Amounts outstanding under this line of credit totaled $1,500 at September 30, 2013. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first nine months of 2013, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	September 30, 2013	December 31, 2012
Loan commitments	$591,525	$463,684
Standby letters of credit	36,036	34,391

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $657,256 at September 30, 2013 compared to $498,208 at December 31, 2012. Book value per share was $20.96 and $19.80 at September 30, 2013 and December 31, 2012, respectively. The growth in shareholders’ equity was attributable to the acquisition of First M&F along with earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
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

As of September 30, 2013, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of September 30, 2013, the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. Management does not believe any conditions or events have occurred since that notification that would change Renasant Bank’s category.

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets	$468,053	8.61%	$271,718	5.00%	$217,375	4.00%
Tier 1 Capital to Risk-Weighted Assets	468,053	11.34%	247,657	6.00%	165,104	4.00%
Total Capital to Risk-Weighted Assets	514,803	12.47%	412,761	10.00%	330,209	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets	$452,141	8.39%	$269,542	5.00%	$215,633	4.00%
Tier 1 Capital to Risk-Weighted Assets	452,141	10.99%	246,741	6.00%	164,494	4.00%
Total Capital to Risk-Weighted Assets	498,390	12.12%	411,235	10.00%	328,988	8.00%
December 31, 2012
Renasant Corporation:
Tier 1 Capital to Average Assets	$388,362	9.86%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	388,362	12.74%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	426,877	14.00%	304,940	10.00%	243,952	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$379,602	9.67%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	379,602	12.47%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	417,717	13.73%	304,300	10.00%	243,440	8.00%

For purposes of calculating the "Tier 1 Capital to Average Assets" ratio in the table above, the acquisition of First M&F was assumed to have occurred on July 1, 2013.

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

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
As previously disclosed, on March 5, 2013, a class action complaint captioned Zeng v. Potts, et al., was filed in the United States District Court for the Northern District of Mississippi, Greenville Division, against First M&F Corporation (“First M&F”), its directors, Merchants and Farmers Bank, the Company and the Bank. This lawsuit was purportedly filed on behalf of First M&F’s shareholders. The complaint, as amended, alleges that the Company and the Bank breached their fiduciary duties by, among other claims, not making complete disclosures, as recited in the last filing by the Company.

On April 5, 2013, a derivative class action complaint captioned Silverii v. Potts, et al., was filed in the Circuit Court of Attala County of the State of Mississippi, Fifth Judicial District, against First M&F, its directors, Merchants and Farmers Bank, the Company and the Bank. This lawsuit likewise represented it was filed on behalf of First M&F’s shareholders. The state court complaint contains substantially the same allegations against the Company and the Bank as asserted in the Zeng lawsuit.

Both lawsuits sought to enjoin completion of the Company’s acquisition of First M&F and an award of costs and attorneys’ fees. While the defendants believe these actions were without merit, in order to avoid the expense of litigation, First M&F and Renasant reached an accord with the claimants, subject to court approval after notice to the shareholders. The plaintiff in the Silverii lawsuit dismissed his lawsuit; the plaintiff in the Zeng lawsuit withdrew his request to enjoin the merger of First M&F into Renasant. The Court provisionally approved the class settlement and approved notice of the settlement to the class members. This notice was mailed on October 9, 2013. The Court scheduled a December 19, 2013 hearing to determine whether to approve the settlement that provided supplemental disclosures to the shareholders on June 11, 2013 in a Form 8-K and may lead to payment of attorney’s fees and costs of $435,000, which would conclude the litigation if accepted by the Court.

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2013.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(3)(ii)	Restated Bylaws of Renasant Corporation (3)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(2)

(4)(ii)	Restated Bylaws of Renasant Corporation (3)

(10)(i)	Renasant Corporation M&F Legacy Option Plan

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

RENASANT CORPORATION
(Registrant)

Date:	November 8, 2013	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2013	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(10)(i)	Renasant Corporation M&F Legacy Option Plan

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).