Form 10-K
period 2013-12-31
RENASANT CORP
filed 2014-03-11
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Yes ☐  No ☑
As of June 30, 2013, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $588,684,368.
As of February 28, 2014, 31,477,367 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2014 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2013

PART I
This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those risks identified in Item 1A, Risk Factors, of this Form 10-K as well as significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in our portfolio of outstanding loans and competition in our markets. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
The information set forth in this Annual Report on Form 10-K is as of February 28, 2014, unless otherwise indicated herein.

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
Acquisition of First M&F Corporation
On September 1, 2013, the Company completed its acquisition of First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. On September 1, 2013, First M&F operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6.2 million shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156.8 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1.5 billion, including loans with a fair value of $899.2 million, and assumed liabilities with a fair value of $1.4 billion, including deposits with a fair value of $1.3 billion. At the acquisition date, approximately $91.3 million of goodwill and $25.0 million of core deposit intangible assets were recorded.

Acquisition of RBC Bank (USA) Trust Division
On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust division of RBC Bank (USA), which services clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) (which has since been acquired by PNC Bank) transferred its approximately $680 million in assets under management, comprised of personal and institutional clients with over 200 trust, custodial and escrow accounts, to a wholly-owned subsidiary, and Renasant Bank acquired all of the ownership interests in the subsidiary. The subsidiary was merged into Renasant Bank and the acquired operations were reconstituted into a separate division of Renasant Bank, titled Renasant Asset Management. In connection with the acquisition, the Company recognized a gain of $570 thousand.
FDIC-Assisted Acquisition of Certain Assets and Liabilities of American Trust Bank
On February 4, 2011, the Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for American Trust. American Trust operated, and the Company acquired and retained, 3 branches in the northwest region of Georgia, one of which was subsequently closed in October 2011. The Bank acquired assets with a fair value of $248 million, including loans with a fair value of $74 million, and assumed liabilities with a fair value of $239 million, including deposits with a fair value of $223 million. At the acquisition date, approximately $74 million of the acquired loans were covered by loss-share agreements between the FDIC and the Bank. The acquisition of American Trust resulted in a pre-tax gain of approximately $9 million.
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
As of February 28, 2014, we had 115 banking and financial services offices located throughout our markets in north and north central Mississippi, Tennessee, north and central Alabama and north Georgia.
Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 64.74%, 62.32% and 60.83% of our total gross revenues in 2013, 2012 and 2011, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” We have omitted a discussion of lease financing, as such financing comprised approximately 0.01% of our portfolio at December 31, 2013. Our loans are primarily generated within the market areas where our branches are located.

—     Commercial, Financial and Agricultural Loans.  Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 12.08% of our total loans at December 31, 2013, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment which is our collateral.
Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets, the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the local business borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. Tertiary source of repayment is the strength of the guarantors. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use commercial loan credit scoring models for smaller level commercial loans.
—     Real Estate – Construction.    Our real estate – construction loans (“construction loans”) represented approximately 4.16% of our total loans at December 31, 2013. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios, however, for many of our construction loans, the Bank engages an independent third party to actively manage the construction process to ensure advances are in line with projects or budgets. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties.
—     Real Estate – 1-4 Family Mortgage.  We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 31.13% of our total loans at December 31, 2013, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or through loans either originated by or referred by our mortgage operations. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.
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
—     Real Estate – Commercial Mortgage.  Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 50.26% of our total loans at December 31, 2013. We offer loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development, management of the business and the borrower’s ability to generate sufficient operating revenue to repay the loan. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. In most instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the course of business.
In addition to owner-occupied commercial real estate loans, we offer loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels, storage facilities, nursing homes, etc. These loans are referred to as “non-owner occupied” commercial real estate loans. We also offer commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to in this Annual Report as “commercial land development loans”). Non-owner occupied commercial real estate loans and commercial land development loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
We seek to minimize risks relating to all commercial real estate loans by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral, the management of the property securing the loan and, where applicable, the financial strength of the tenant occupying the property. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third year or fifth year of the loan, typically with an amortization period not to exceed 20 years. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. We generally obtain loan guarantees from financially capable parties to the transaction based on a review of the guarantor’s financial statements.
—     Installment Loans to Individuals.    Installment loans to individuals (or “consumer loans”), which represented approximately 2.37% of our total loans at December 31, 2013, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest from 100 to 500 basis points above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
As the general economic environment in the United States and the markets in which we operate began to decline in late 2008, management responded by implementing a strategy to diversify the Company’s loan portfolio by specifically reducing the concentration of construction and land development loans (both residential and commercial). To accomplish this, management applied more stringent levels of underwriting on new originations of such loans and required principal reductions of these loans at time of renewal. The construction loan portfolio was further reduced as such loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans. The Company will continue this strategy to reduce the concentration of construction and land development loans in the portfolio. At December 31, 2013 and 2012, construction and land development loans represented 10.34%, and 11.90%, respectively, of the total loan portfolio.
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

The deposit services we offer accounted for approximately 12.69%, 12.32% and 11.65% of our total gross revenues in 2013, 2012 and 2011, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where our branches are located.
Operations of Wealth Management
Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. At December 31, 2013, the Wealth Management segment contributed total revenue of $8.7 million, or 3.36%, of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. At December 31, 2013, Renasant Insurance contributed total revenue of $5.8 million, or 2.23%, of the Company’s total gross revenues and operated seven offices - one office each in Ackerman, Corinth, Durant, Kosciusko, Louisville, Starkville and Tupelo, Mississippi.
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
For 2013, we maintained approximately 12% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 2% in our entire Alabama area and approximately 1% in our entire Georgia area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2013 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.9	44.9%
DeSoto County	2.1	7.2%
Oxford	0.9	12.0%
Columbus	0.9	5.9%
Starkville	0.8	14.3%
Jackson	11.2	3.6%
Tennessee
Memphis	18.9	1.4%
Nashville	31.2	1.0%
Maryville	1.9	1.3%
Alabama
Birmingham	27.3	1.3%
Decatur	1.6	17.1%
Huntsville/Madison	6.1	1.6%
Montgomery	6.5	0.4%
Tuscaloosa	2.8	0.4%
Georgia
Alpharetta/Roswell	6.1	2.1%
Canton/Woodstock	2.3	7.0%
Cumming	2.0	4.4%
Source:  FDIC, As of June 30, 2013

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
Supervision and Regulation
General
The U.S. banking industry is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a commercial bank chartered under the laws of the State of Mississippi; it is not a member of the Federal Reserve System. As a Mississippi bank, the Bank is subject to supervision, regulation and examination by the Mississippi Department of Banking and Consumer Finance, as the chartering entity of the bank, and by the FDIC, as the insurer of the Bank’s deposits. As a result of this extensive system of supervision and regulation, the growth and earnings performance of the Company and the Bank is affected not only by management decisions and general and local economic conditions, but also by the statutes, rules, regulations and policies administered by the Federal Reserve, the FDIC and the Mississippi Department of Banking and Consumer Finance, as well as by other federal and state regulatory authorities with jurisdiction over our operations.
The bank regulatory scheme has two primary goals: to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This comprehensive system of supervision and regulation is intended primarily for the protection of the FDIC’s deposit insurance fund, banks depositors and the public, rather than our shareholders or creditors. To this end, federal and state banking laws and regulations control, among other things, the types of activities in which we and the Bank may engage, permissible investments, the level of reserves that the Bank must maintain against deposits, minimum equity capital levels, the nature and amount of collateral required for loans, maximum interest rates that can be charged, the manner and amount of the dividends that may be paid, and corporate activities regarding mergers, acquisitions and the establishment of branch offices.
The description below summarizes certain elements of the bank regulatory framework applicable to us and the Bank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretative letters and other written guidance that are described below.
Dodd-Frank Act
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded regulatory oversight for financial institutions, including depository institutions like the Bank. Although the Dodd-Frank Act is primarily aimed at the activities of investment banks and large commercial banks, many of the provisions of the legislation will impact operations of community banks such as the Bank. In addition to the Volcker Rule, which is discussed in more detail below, the following aspects of the Dodd-Frank Act are related to our operations:

—
The Consumer Financial Protection Bureau (the “CFPB”) was established as an independent bureau within the Federal Reserve. The CFPB has broad regulatory, supervisory and enforcement authority with respect to the offering and provision of consumer financial products and services under federal consumer protection laws. However, smaller financial institutions like the Bank remain subject only to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

—	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules.
—	The prohibition on payment of interest on demand deposit accounts has been repealed. Depository institutions may now pay interest on business transaction and other accounts.
—	Deposit insurance is permanently increased to $250,000.
—
The deposit insurance assessment base calculation now equals the depository institution’s average consolidated total assets minus its average tangible equity during the assessment period. Previously, the deposit insurance assessment was calculated based on the insured deposits held by the institution.

—
The minimum designated reserve ratio of the Deposit Insurance Fund increased to 20 basis points to 1.35% of estimated annual insured deposits or assessment base. The FDIC also was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

—
Bank holding companies and banks must be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, which codified long-standing Federal Reserve policy. Any bank holding company electing to be treated as a financial holding company must be and remain “well capitalized” and “well managed.”

—
Capital requirements for insured depository institutions will become countercyclical, such that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

—	The Federal Reserve was directed to establish interchange transaction fees for electronic debit transactions under a restrictive “reasonable and proportional cost” per transaction standard.
—	The regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and prepayment consideration, has been expanded.
—
The “opt in” provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1997 have been eliminated, which allows state banks to establish de novo branches in states other than the bank’s home state if the law of such other state would permit a bank chartered in that state to open a branch at that location.

The foregoing provisions may have the consequence of increasing our expenses, decreasing our revenues and changing the activities in which we choose to engage. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not apply to the Company’s trust preferred securities because of the Company’s size. Full implementation of the Dodd-Frank Act will require many new rules to be issued by federal regulatory agencies over the next several years, which will profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.
The Volcker Rule.
On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibits a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule requires banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Volcker Rule does not impact any of our current activities nor do we hold any securities that we would be required to sell under the rule, but it does limit the scope of permissible activities in which we might engage in the future.
Supervision and Regulation of Renasant Corporation
General. As a bank holding company registered under the BHC Act, we are subject to the regulation and supervision applicable to bank holding companies by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any non-bank subsidiaries and other companies in which we own a controlling investment.

Scope of Permissible Activities. Under the BHC Act, we are prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks. Notwithstanding the foregoing, we may engage, directly or indirectly (including through the ownership of shares of another company), in certain activities that the Federal Reserve has found to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; providing certain data processing, storage and transmission services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal or real property on a nonoperating basis; and providing certain stock brokerage.
The BHC Act was substantially amended through the Financial Services Modernization Act of 1999, commonly referred to as the Gramm-Leach Bliley Act (the “GLB Act”). The GLB Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial services providers. A bank holding company whose subsidiary deposit institutions are “well capitalized” and “well managed” may elect to become a “financial holding company” (“FHC”) and thereby engage without prior Federal Reserve approval in certain banking and non-banking activities that are deemed to be financial in nature or incidental to financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We have not elected to become an FHC.
A dominant theme of the GLB Act is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency which traditionally regulates the activity in which the Company or its subsidiaries wish to engage. For example, the Securities and Exchange Commission (“SEC”) will regulate bank holding company securities transactions, and the various banking regulators will oversee banking activities.
Capital Adequacy Guidelines. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to factor off-balance sheet exposure into the assessment of capital adequacy, to minimize disincentives for holding liquid, low-risk assets and to achieve greater consistency in the evaluation of the capital adequacy of major banking organizations worldwide. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These requirements apply on a consolidated basis to bank holding companies with consolidated assets of $500 million, such as the Company.
In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4%. This minimum leverage requirement only applies to bank holding companies on a consolidated basis if the risk based capital requirements discussed above apply.
These capital requirements are substantially similar to those imposed on the Bank under FDIC regulations and described in more detail below under the heading “Supervision and Regulation of Renasant Bank, Capital Adequacy Guidelines.” Furthermore, these capital requirements will change in connection with the Federal Reserve’s adoption of the Basel III guidelines described below.
Payment of Dividends; Source of Strength. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. This policy provides that in general a bank holding company should pay dividends only when (1) its net income available to shareholders over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs and overall current and prospective financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum regulatory capital adequacy ratios.
After the enactment of the Dodd-Frank Act (which codified long-standing Federal Reserve policy), a bank holding company is required to serve as a source of financial strength to its subsidiary banks. This means that we are expected to use available resources to provide adequate resources to the Bank, including during periods of financial stress or adversity, and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank where necessary. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, merges or consolidates with another bank holding company or acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served and the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities, when reviewing acquisitions or mergers.
The BHC Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception to this prohibition is for a bank holding company engaging in or acquiring shares of a company whose activities are found by the Federal Reserve to be so closely related to banking or managing banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency of resources and whether such public benefits outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest or unsound banking practices.
Control Acquisitions. Federal and state laws, including the BHC Act and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution is a facts and circumstances analysis, but generally an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. Ownership or control of 10% or more of any class of voting securities, where either the depository institution or company is a public company or no other person will own or control a greater percentage of that class of voting securities after the acquisition, is also presumed to result in the investor controlling the depository institution or other company, although this is subject to rebuttal.
Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation:

-
Created the Public Company Accounting Oversight Board. The Public Company Accounting Oversight Board is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review;

-	Strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients;
-
Heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. A number of provisions to deter wrongdoing by corporate management were also adopted;

-	Imposed a number of new corporate disclosure requirements; and
-	Imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.
Troubled Asset Relief Program. We elected not to participate in the U.S. Treasury Department’s Capital Purchase Program, which is part of the federal government’s Troubled Asset Relief Program (the “TARP”). Thus, we will not be subject to any of the regulations enacted with respect to such program.
The Financial Institutions Reform, Recovery and Enforcement Act of 1989. Bank holding companies are allowed to acquire savings associations under The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). Deposit insurance premiums for banks and savings associations were increased as a result of FIRREA, and losses incurred by the FDIC in connection with the default or assistance of troubled federally-insured financial institutions are required to be reimbursed by other federally-insured financial institutions.
Supervision and Regulation of Renasant Bank
General. As a Mississippi-chartered bank, Renasant Bank is subject to the regulation and supervision of the Mississippi Department of Banking and Consumer Finance. As an FDIC-insured institution, the Bank is subject to the regulation and supervision of the

FDIC. The regulations of the FDIC and the Mississippi Department of Banking and Consumer Finance affect virtually all of the Bank’s activities, including the minimum level of capital, the ability to pay dividends, mergers and acquisitions, borrowing and the ability to expand through new branches or acquisitions and various other matters.
Insurance of Deposits. The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. As noted above, the Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000.
To fund the DIF (which is currently under-funded), FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. For institutions like the Bank with less than $10 billion in assets, the amount of the assessment is based on its risk classification. The higher an institution’s risk classification, the higher its rate of assessments (on the assumption that such institutions pose a greater risk of loss to the DIF). An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC recently raised assessment rates to increase funding for the DIF.
In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2014 is .0062% of insured deposits and is adjusted quarterly. These assessments will continue until the bonds mature in 2019 (the corporation’s ability to issue new debt has been terminated).
The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. For an institution with no tangible capital, deposit insurance may be temporarily suspended during the hearing process for the permanent termination of insurance. If the FDIC terminates an institution’s deposit insurance, accounts insured at the time of the termination, less withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. We are not aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.
Interstate Banking and Branching. Under Mississippi law, the Bank may establish additional branch offices within Mississippi, subject to the approval of the Mississippi Department of Banking and Consumer Finance. After the Dodd-Frank Act, we can also establish additional branch offices outside of Mississippi, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Finally, we may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
Dividends. The restrictions and guidelines with respect to the Company’s payment of dividends are described above. As a practical matter, for so long as our operations chiefly consist of ownership of the Bank, the Bank will remain our source of dividend payments, and our ability to pay dividends will be subject to any restrictions applicable to the Bank.
The ability of the Bank to pay dividends is restricted by federal and state laws, regulations and policies. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC must approve any payment of dividends by the Bank. Accordingly, the approval of these supervisory authorities is required prior to Renasant Bank paying dividends to the Company. Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations.
Capital Adequacy Guidelines. The FDIC has promulgated risk-based capital guidelines similar to, and with the same underlying purposes as, those established by the Federal Reserve with respect to bank holding companies. Under those guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
-     Current Guidelines. Bank assets are given risk-weights of 0%, 20%, 50%, 100% and 200%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weight will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing loans fully secured by first liens on one-to-four family residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations and undrawn commitments (including commercial credit lines with a maturity of more than one year), have a 50% risk weighting. Short-

term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.
The minimum ratio of total capital to risk-weighted assets required by FDIC regulations (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of total capital must be “Tier 1 capital,” consisting of common stockholders’ equity and qualifying preferred stock or hybrid instruments, less certain goodwill items and other intangible assets. The remainder, or “Tier 2 capital,” may consist of, among other things, (a) the allowance for loan losses of up to 1.25% of risk weighted assets, (b) unrealized gains on certain equity securities, (c) non-qualifying preferred stock, (d) hybrid capital instruments and (e) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC.
In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank must maintain a minimum level of Tier 1 capital to average total consolidated assets. For a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion, the leverage ratio must be at least 3%; all other banks are expected to maintain a leverage ratio of at least 4%.
-     Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (the “FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement this mandate. Under the regulations, a bank is (i) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. In addition, federal banking regulators must take various mandatory supervisory actions, and may take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. Generally, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).
-     Basel III. The current risk-based capital guidelines that apply to both the Company and the Bank are based on the 1988 capital accord, referred to as Basel I, of the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2004, the Basel Committee published a new capital accord, Basel II. Basel II modifies risk weightings in an attempt to make capital requirements more risk-sensitive and provides two approaches for setting capital standards for credit risk - an “advanced,” internal ratings-based approach tailored to individual institutions’ circumstances and a “standardized” approach that bases risk weightings on external credit assessments to a much greater extent than permitted under existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. In 2007, U.S. federal banking agencies adopted final rules implementing the advanced approaches of Basel II for “core” bank holding companies and banks having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures. These rules did not apply to the Bank or the Company.
In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms and (2) the “standardized approach of Basel II for non-core banks and bank holding companies, such as the Bank and the Company. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.
The final Basel III rules became effective on January 1, 2014. However, the Company and the Bank will not be required to be in compliance with the final Basel III rules until January 1, 2015, and the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

-	Create a new requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;
-	Increase the minimum leverage capital ratio to 4% for all banking organizations (currently 3% for certain banking organizations);
-	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and
-	Maintain the minimum total risk-based capital ratio at 8%.
In addition, the final Basel III rules, when fully phased in, will subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer, when fully phased in, will be to increase the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.
The final Basel III rules will also change the capital categories for insured depository institutions for purposes of prompt corrective action. Under the final rules, to be well capitalized, an insured depository institution will required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5%. In addition, the final Basel III rules establish more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.
The Basel II standardized approach will revise the method for calculating risk-weighted assets to enhance risk sensitivity, particularly with respect to equity exposures to investment funds (including mutual funds), foreign exposures and residential real estate assets. It will also establish alternatives to credit ratings for calculating risk-weighted assets consistent with section 939A of the Dodd-Frank Act.
We are currently reviewing the ultimate impact of the final Basel III capital standards on the Company and the Bank. However, we expect that we and the Bank will meet all minimum capital requirements when effective and that we and the Bank would also meet all capital requirements as if fully phased in.
The Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. The federal banking agencies have not yet proposed rules implementing the Basel III liquidity framework, nor have they announced if the framework will apply to non-core banks and bank holding companies.
These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.
Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, taking the following actions:

-	acquiring or retaining a majority interest in a subsidiary;
-
investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

-
acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

-	acquiring or retaining the voting shares of a depository institution if certain requirements are met.
Under FDIC regulations, insured banks engaging in impermissible activities, or banks that wish to engage in otherwise impermissible activities, may seek approval from the FDIC to continue or commence such activities, as the case may be. The FDIC will not approve such an application if the bank does not meet its minimum capital requirements or the proposed activities present a significant risk to the FDIC insurance fund.
Safety and Soundness. The federal banking agencies, including the FDIC, have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the FDIA. In general, the standards relate to operational and managerial matters, asset quality and earnings and compensation. The operational and managerial standards cover (1) internal controls and information systems, (2) internal audit systems, (3) loan documentation, (4) credit underwriting, (5) interest rate exposure, (6) asset growth and (7) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank must establish and maintain systems to identify problem assets and prevent deterioration in those assets and to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated.
If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency. The FDIC may also (1) restrict asset growth; (2) require the bank to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the bank may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. We believe that the Bank has been and will continue to be in compliance with each of these standards.
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. At December 31, 2013, the Bank was in compliance with its reserve requirements.
Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), the FDIC assesses the Bank’s record in meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. The FDIC’s assessment is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. The Bank has undertaken significant actions to comply with the CRA, and it received a “satisfactory” rating by the FDIC with respect to its CRA compliance. Both the U.S. Congress and banking regulatory agencies have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on us or the Bank.
Financial Privacy Requirements. Federal law and regulations limit a financial institution’s ability to share consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The sharing of information for marketing purposes is also subject to limitations. The Bank currently has privacy protection policy and procedures in place, which we believe complies with all applicable regulations.
Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Bank has established policies and procedures to ensure compliance with the federal anti-laundering provisions.

Supervision and Regulation of our Wealth Management and Insurance operations
Our Wealth Management and Insurance operations are subject to licensing requirements and regulation under the laws of the United States and the State of Mississippi. The laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Other possible sanctions which may be imposed for violation of regulations include suspension of individual employees, limitations on engaging in a particular business for a specified period of time, censures and fines.
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
Sources and Availability of Funds
The funds essential to our, and our Bank’s, business consist primarily of funds derived from customer deposits, securities sold under repurchase agreements, and Federal Home Loan Bank advances. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general and the general credit market for loans.
Personnel
At December 31, 2013, we employed 1,483 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 1,418 employees (inclusive of employees in our Community Banks and Wealth Management operations), and Renasant Insurance employed 65 individuals. The Company has no additional employees; however, at December 31, 2013, 15 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
Dependence Upon a Single Customer
No material portion of our loans have been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers with respect to any of our reportable segments would not have a materially adverse effect on our business as a whole or with respect to that segment in particular. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Financial Condition” – section titled: “Loans” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
(In Thousands)
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2013, 2012 and 2011:

	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,214,567	$159,587	4.96%	$2,711,253	$138,408	5.10%	$2,577,185	$142,592	5.53%
Securities:
Taxable(2)	556,039	12,975	2.33	505,686	13,058	2.58	602,006	19,829	3.29
Tax-exempt	243,916	13,618	5.58	232,679	13,571	5.83	219,526	13,560	6.18
Interest-bearing balances with banks	100,147	248	0.25	87,303	199	0.23	189,478	543	0.29
Total interest-earning assets	4,114,669	186,428	4.53	3,536,921	165,236	4.67	3,588,195	176,524	4.92
Cash and due from banks	66,283			63,624			71,138
Intangible assets	228,632			191,612			191,776
FDIC loss-share indemnification asset	33,306			59,083			142,933
Other assets	288,633			281,449			263,202
Total assets	$4,731,523			$4,132,689			$4,257,244
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	1,685,220	4,106	0.24	1,379,447	3,927	0.28	1,341,760	9,094	0.68
Savings deposits	280,509	682	0.24	230,553	533	0.23	210,648	798	0.38
Time deposits	1,317,086	12,262	0.93	1,248,938	14,570	1.17	1,435,800	21,837	1.52
Total interest-bearing deposits	3,282,815	17,050	0.52	2,858,938	19,030	0.67	2,988,208	31,729	1.06
Borrowed funds	173,161	6,353	3.67	190,096	6,945	3.65	267,726	9,672	3.61
Total interest-bearing liabilities	3,455,976	23,403	0.68	3,049,034	25,975	0.85	3,255,934	41,401	1.27
Noninterest-bearing deposits	666,147			543,628			487,310
Other liabilities	52,173			45,865			34,283
Shareholders’ equity	557,227			494,162			479,717
Total liabilities and shareholders’ equity	$4,731,523			$4,132,689			$4,257,244
Net interest income/ net interest margin		$163,025	3.96%		$139,261	3.94%		$135,123	3.77%

(1)Includes mortgage loans held for sale and shown net of unearned income.
(2)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
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

Table 2 – Volume/Rate Analysis
(In Thousands)
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2013 Compared to 2012			2012 Compared to 2011
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans (2)	$24,717	$(3,538)	$21,179	$7,418	$(11,602)	$(4,184)
Securities:
Taxable	(2,056)	1,973	(83)	(3,175)	(3,596)	(6,771)
Tax-exempt	382	(335)	47	813	(802)	11
Interest-bearing balances with banks	32	17	49	(293)	(51)	(344)
Total interest-earning assets	23,075	(1,883)	21,192	4,763	(16,051)	(11,288)
Interest expense:
Interest-bearing demand deposits	(94)	273	179	256	(5,423)	(5,167)
Savings deposits	(225)	374	149	75	(340)	(265)
Time deposits	378	(2,686)	(2,308)	(2,842)	(4,425)	(7,267)
Borrowed funds	(725)	133	(592)	(2,804)	77	(2,727)
Total interest-bearing liabilities	(666)	(1,906)	(2,572)	(5,315)	(10,111)	(15,426)
Change in net interest income	$23,741	$23	$23,764	$10,078	$(5,940)	$4,138

(1)	Changes not solely due to volume or rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 – Investment Portfolio
(In Thousands)
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2013. Information regarding the carrying value of the investment securities listed below as of December 31, 2013, 2012 and 2011 is contained under the heading “Financial Condition – Investments" and "Results of Operations – Net Interest Income" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Amount	Yield
Held to Maturity:
Obligations of other U.S. Government agencies and corporations
Maturing after one year through five years	$2,497	0.90%
Maturing after five years through ten years	122,564	1.87%
Obligations of states and political subdivisions
Maturing within one year	11,153	3.98%
Maturing after one year through five years	50,211	3.83%
Maturing after five years through ten years	71,905	4.42%
Maturing after ten years	153,745	5.22%
Available for Sale:
Obligations of other U.S. Government agencies and corporations
Maturing after one year through five years	1,079	3.17%
Maturing after five years through ten years	5,065	2.12%
Trust preferred securities
Maturing after ten years	27,531	0.87%
Residential mortgage backed securities:
Government agency MBS	261,659	2.53%
Government agency CMO	149,682	2.10%
Commercial mortgage backed securities:
Government agency MBS	41,252	3.74%
Government agency CMO	5,007	3.16%
Other debt securities	19,544	2.47%
Other equity securities	2,775	15.91%
	$925,669	3.32%
Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.
Table 4 – Loan Portfolio
(In Thousands)
The following table sets forth loans, net of unearned income, outstanding at December 31, 2013, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition – Loans” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$212,138	$216,199	$40,626	$468,963
Lease financing	52	—	—	52
Real estate – construction	86,395	39,596	35,445	161,436
Real estate – 1-4 family mortgage	358,708	475,898	373,627	1,208,233
Real estate – commercial mortgage	467,067	1,075,789	407,716	1,950,572
Installment loans to individuals	33,788	55,396	2,578	91,762
	$1,158,148	$1,862,878	$859,992	$3,881,018

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2013:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$1,623,381	$239,497
Due after five years	626,317	233,675
	$2,249,698	$473,172

Table 5 – Deposits
(In Thousands)
The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2013:

	Certificates of Deposit	Other
Three Months or Less	$100,954	$7,242
Over Three through Six Months	102,097	1,522
Over Six through Twelve Months	164,251	8,438
Over 12 Months	366,967	22,931
	$734,269	$40,133

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
General business and economic conditions in the United States and abroad can materially affect our business and operations. A weak U.S. economy is likely to cause uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth.
Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment in the United States is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and/or unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
More particularly, much of our business development and marketing strategy is directed toward fulfilling the banking and financial services needs small to medium-sized businesses. Such businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact our Mississippi, Tennessee, Alabama and Georgia markets generally and these businesses are adversely affected, our financial condition and results of operations may be negatively affected.
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
As of December 31, 2013, approximately 66.50% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.
We have a high concentration of loans secured by real estate.
At December 31, 2013, approximately 85.55% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. United States real estate, particularly Georgia real estate, experienced a severe decline in value during the recent recession. Although real estate values have since begun to recover, any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. This was the case from 2008 to 2012. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.
At December 31, 2013, we had approximately $2.0 billion in commercial real estate loans, representing approximately 50.26% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default.
In addition, as a result of the downturn in United States real estate markets during the recent recession, banking regulators have begun to give commercial real estate lending greater scrutiny and, in some instances, have required banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposure. Any of these factors could have a material adverse effect on our financial condition and results of operations.
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
The economic downturn in the United States made it more difficult to estimate with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for loan losses. Any worsening of the current economic conditions, which are relatively weak currently, could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.
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
We have grown our business outside our Mississippi footprint through the acquisition of entire financial institutions and through de novo branching. Since the beginning of 2011, we have opened eight de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, Crescent and American Trust in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. Also, on September 1, 2013, we acquired First M&F Corporation (“First M&F”) and its wholly-owned subsidiary, Merchants and Farmers Bank. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
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
The success of our acquisitions of specified assets and the operations of, and our assumption of specified liabilities of, Crescent and American Trust from the FDIC, our acquisition of the trust division of RBC Bank (USA) and our acquisition of First M&F will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
Notwithstanding our loss-share arrangements with the FDIC with respect to some of the assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the Crescent and American Trust loans acquired whether on account of the effects of the economic downturn in the United States or otherwise. Similar circumstances could arise resulting from our acquisition of First M&F. Any of these actions could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with either of the FDIC-assisted transactions or the integration of First M&F, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions such as Renasant Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that were applicable for national banks and federal savings associations, and gave state attorneys general the ability to enforce federal consumer protection laws.
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
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events, like the 2010 Tennessee floods that impacted our Nashville, Tennessee offices and the April 2011 storms that devastated much of east Mississippi and west Alabama, could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the two months ended February 28, 2014, the average daily trading volume for Renasant common stock was 83,915 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
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
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the First M&F, Heritage Financial Holding Corporation (“Heritage”) and Capital Bancorp, Inc. (“Capital”) mergers, we assumed junior subordinated debentures. At December 31, 2013, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $94 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 28, 2014, there were 75,000,000 shares of our common stock authorized, of which 31,477,367 shares were outstanding.
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
As of December 31, 2013, Renasant operates 96 full-service branches, 12 limited-service branches and an ATM network, which includes 92 ATMs at on-premise locations and 12 ATMs located at off-premise sites. Our Community Banks and Wealth Management segments operate out of all of these offices.
The Bank owns 74 of its 96 full-service branch banking facilities. The remaining 22 full-service branches are under lease agreements. The Bank owns 11 of the 12 limited-service branches. The 24 branch banking facilities that are occupied under leases have unexpired terms ranging from 1 to 30 years.
Renasant Insurance, a wholly-owned subsidiary of the Bank, owns six offices - one each in Ackerman, Corinth, Durant, Kosciusko, Louisville and Tupelo, Mississippi. Renasant Insurance leases a location in Starkville, Mississippi.
None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2013.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 28, 2014, the Company had approximately 8,800 shareholders of record and the closing sales price of the Company’s common stock was $29.06. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2013 and 2012 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		High	Low
2013
1st Quarter	$0.17	$23.04	$18.50
2nd Quarter	0.17	25.17	21.14
3rd Quarter	0.17	28.19	24.55
4th Quarter	0.17	32.04	26.89

2012
1st Quarter	$0.17	$16.99	$14.42
2nd Quarter	0.17	17.16	14.66
3rd Quarter	0.17	19.97	15.66
4th Quarter	0.17	20.45	16.53
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
Issuer Purchases of Equity Securities
The Company did not repurchase any of its outstanding equity securities during the three month period ended December 31, 2013.
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2013.

Stock Performance Graph
The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at December 31, 2008, and that all dividends were reinvested.

	Period Ending December 31,
	2008	2009	2010	2011	2012	2013
Renasant Corporation	$100.00	$83.99	$109.17	$101.62	$134.90	$227.96
NASDAQ Market Index	100.00	145.36	171.74	170.38	200.63	281.22
SNL Southeast Bank Index(1)	100.00	100.41	97.49	57.04	94.75	128.40

(1)
The SNL Geographic Index, Southeast Banks, is a peer group of 83 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6. SELECTED FINANCIAL DATA(1)
(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2013	2012	2011	2010	2009
Interest income	$180,604	$159,313	$170,687	$165,483	$170,316
Interest expense	23,403	25,975	41,401	60,277	71,098
Net interest income	157,201	133,338	129,286	105,206	99,218
Provision for loan losses	10,350	18,125	22,350	30,665	26,890
Noninterest income	71,971	68,711	64,699	92,692	57,493
Noninterest expense	173,076	150,459	136,960	120,540	105,440
Income before income taxes	45,746	33,465	34,675	46,693	24,381
Income taxes	12,259	6,828	9,043	15,018	5,863
Net income	$33,487	$26,637	$25,632	$31,675	$18,518
Per Common Share
Net income – Basic	$1.23	$1.06	$1.02	$1.39	$0.88
Net income – Diluted	1.22	1.06	1.02	1.38	0.87
Book value at December 31	21.21	19.80	19.44	18.75	19.45
Closing price(2)	31.46	19.14	15.00	16.91	13.60
Cash dividends declared and paid	0.68	0.68	0.68	0.68	0.68
Dividend payout	55.74%	64.15%	66.67%	49.28%	78.16%
At December 31,
Assets	$5,746,270	$4,178,616	$4,202,008	$4,297,327	$3,641,081
Loans, net of unearned income	3,881,018	2,810,253	2,581,084	2,524,590	2,347,615
Securities	913,329	674,077	796,341	834,472	714,164
Deposits	4,841,912	3,461,221	3,412,237	3,468,151	2,576,100
Borrowings	171,875	164,706	254,709	316,436	618,024
Shareholders’ equity	665,652	498,208	487,202	469,509	410,122
Selected Ratios
Return on average:
Total assets	0.71%	0.64%	0.60%	0.80%	0.50%
Shareholders’ equity	6.01%	5.39%	5.34%	7.16%	4.56%
Average shareholders’ equity to average assets	11.78%	11.96%	11.27%	11.21%	10.96%
At December 31,
Shareholders’ equity to assets	11.58%	11.92%	11.59%	10.93%	11.26%
Allowance for loan losses to total loans, net of unearned income(3)	1.65%	1.72%	1.98%	2.07%	1.67%
Allowance for loan losses to nonperforming loans(3)	248.90%	146.90%	127.00%	84.32%	78.25%
Nonperforming loans to total loans, net of unearned income(3)	0.66%	1.17%	1.56%	2.46%	2.13%

(1)
Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On September 1, 2013, Renasant Corporation acquired First M&F Corporation, a Mississippi corporation (“First M&F”), headquartered in Kosciusko, Mississippi. On February 4, 2011, Renasant Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for American Trust. On July 23, 2010, Renasant Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Refer to Item 1, Business, and Note B, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about the transactions involving First M&F, American Trust and Crescent.

(2)	Reflects the closing price on The NASDAQ Global Select Market on the last trading day of the Company’s fiscal year.

(3)	Excludes assets acquired from First M&F and assets covered under loss-share agreements with the FDIC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Performance Overview
Net income was $33,487 for 2013 compared to $26,637 for 2012 and $25,632 for 2011. The fluctuation in net income since 2011 was influenced by a number of factors:

—
On September 1, 2013, the Company acquired First M&F Corporation, (First M&F), which operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6.2 million shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156,834. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1,516,603 including loans with a fair value of $899,246, and assumed liabilities with a fair value of $1,361,079, including deposits with a fair value of $1,325,872. At the acquisition date, approximately $91,333 of goodwill and $25,033 of core deposit intangible assets were recorded.

—
The Company expanded its franchise by opening de novo locations in Starkville, Mississippi and Montgomery and Tuscaloosa, Alabama during 2011, and Maryville and Jonesborough, Tennessee during 2012. In 2013, the Company expanded its Tennessee footprint by adding de novo locations in Johnson City and Bristol. These de novo branches contributed $327,020 to total loans and $271,677 to total deposits at December 31, 2013, and $185,722 to total loans and $134,113 to total deposits at December 31, 2012.

—
Net interest income increased 17.90% to $157,201 for 2013 as compared to $133,338 for 2012; net interest income was $129,286 for 2011. Interest income on a tax equivalent basis increased 12.83% to $186,428 for 2013 from $165,236 for 2012. The increase from 2012 to 2013 was due primarily to the increase in average earnings assets from the acquisition of First M&F. Interest expense decreased 9.90% to $23,403 for 2013 compared to $25,975 for 2012; interest expense was $41,401 for 2011. The decrease was due to a shift from higher interest-bearing liabilities and the declining interest rate environment.

—
Net charge-offs as a percentage of average loans decreased to 0.22% in 2013 compared to 0.67% in 2012. Net charge-offs as a percentage of average loans was 0.91% in 2011. The provision for loan losses was $10,350 for 2013 compared to $18,125 for 2012 and $22,350 for 2011.

—
Noninterest income was $71,971 for 2013 compared to $68,711 for 2012 and $64,699 for 2011. The First M&F merger, higher levels of mortgage loan refinancings and fees and commissions on deposit services in 2013 helped drive the increase in noninterest income from 2012 and 2011. Our goal is to continue developing products that generate noninterest income in order to diversify our revenue streams.

—
Noninterest expenses were $173,076 for 2013 compared to $150,459 for 2012 and $136,960 for 2011. The increase in noninterest expense during 2013 was primarily due to compensation and occupancy costs associated with our de novo locations and as well as our merger with First M&F.

—
Loans, net of unearned income, totaled $3,881,018 at December 31, 2013, an increase of $1,070,765, or 38.10%, from December 31, 2012. Excluding the acquired loans of $813,543 from First M&F, the portfolio increased in size by $257,222. Our eight de novo branches contributed $141,298 in loan growth for 2013.

—
Deposits totaled $4,841,912 at December 31, 2013, an increase of $1,380,691, or 39.89%, from December 31, 2012. Deposits acquired from First M&F totaled $1,301,130 at December 31, 2013. Management’s strategy to build and maintain a stable source of funding through core deposits, driven by noninterest-bearing deposits, has allowed for certain higher costing time deposits to mature or expire without renewal, some of which have been replaced with noninterest-bearing deposits and other lower costing deposits. Deposits from our de novo locations also contributed $137,564 in deposits year over year.

A historical look at key performance indicators is presented below.

	2013	2012	2012	2010	2009
Diluted EPS	$1.22	$1.06	$1.02	$1.38	$0.87
Diluted EPS Growth	15.09%	3.92%	(26.09)%	58.62%	(23.68)%
Return on Average Assets	0.71%	0.64%	0.60%	0.80%	0.50%
Return on Average Shareholders’ Equity	6.01%	5.39%	5.34%	7.16%	4.56%

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
Certain loans acquired in acquisitions or mergers are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30, which were acquired in connection with our mergers with First M&F in 2013, Capital Bancorp, Inc. (“Capital”) in 2007 and with Heritage Financial Holding Corporation (“Heritage”) in 2005 and our acquisitions of Crescent and American Trust in FDIC-assisted transactions in 2010 and 2011, respectively, is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note D, “Loans and the Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
Intangible Assets
Our intangible assets consist primarily of goodwill, core deposit intangibles, and customer relationship intangibles. Goodwill arises from business combinations and represents the value attributable to unidentifiable intangible elements of the business acquired. We review the goodwill of each of our reporting units (that is, our reportable segments for financial accounting purposes) for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In determining the fair value of our reporting units, we use both the market and discounted cash flow approaches. The market approach averages the values derived by applying a market multiple, based on observed purchase transactions, to the book value, tangible book value, loan and/or deposit balances and the last twelve months adjusted and unadjusted net income. The discounted cash flow approach requires assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. Long-term net cash flow forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, historical performance, and industry and economic trends, among other considerations.
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
Benefit Plans and Stock Based Compensation
Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2013 valuation was 4.83%, compared to 3.90% in 2012. Actual plan assets as of December 31, 2013 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.
The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company has not estimated any forfeitures in determining the fair value of options granted in 2013, 2012 and 2011. Changes in this assumption in the future could result in lower expenses related to the Company’s stock options. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note N, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

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

Financial Condition
Assets
Total assets were $5,746,270 at December 31, 2013 compared to $4,178,616 at December 31, 2012. The increase in total assets in 2013 as compared to 2012 is primarily attributable to the acquisition of First M&F. The following discussion provides details regarding the changes in significant balance sheet accounts.

Acquisition of First M&F Corporation
On September 1, 2013, the Company completed its acquisition of First M&F, a bank holding company headquartered in Kosciusko, Mississippi, and the Bank completed its acquisition of First M&F's wholly-owned subsidiary, Merchants and Farmers Bank. Prior to the merger, First M&F operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6.2 million shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156,834. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1,516,603 including loans with a fair value of $899,246, and assumed liabilities with a fair value of $1,361,079, including deposits with a fair value of $1,325,872. At the acquisition date, approximately $91,333 of goodwill and $25,033 of core deposit intangible assets were recorded. See Note B, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” for additional details regarding the Company’s merger with First M&F.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2013		2012		2011
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$131,129	14.36%	$92,487	13.72%	$125,055	15.70%
Obligations of states and political subdivisions	287,014	31.43	227,721	33.78	224,750	28.22
Mortgage-backed securities	453,644	49.67	312,803	46.40	409,639	51.44
Trust preferred securities	17,671	1.93	15,068	2.24	12,785	1.61
Other debt securities	19,554	2.14	22,930	3.40	21,875	2.75
Other equity securities	4,317	0.47	3,068	0.46	2,237	0.28
	$913,329	100.00%	$674,077	100.00%	$796,341	100.00%
The balance of our investment portfolio at December 31, 2013 was $913,329 compared to $674,077 at December 31, 2012. The acquisition of First M&F contributed $227,693 to the securities portfolio. During 2013, we purchased $233,221 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 68.06% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 29.15% and 3.47%, respectively, of total securities purchased in 2013. The carrying value of securities sold during 2013 totaled $13,409. Maturities and calls of securities during 2013 totaled $193,041. At December 31, 2013 and 2012, unrealized losses of $20,041 and $14,035, respectively, were recorded on investment securities with a carrying value of $279,165 and $78,908, respectively. The increase in unrealized losses and the amount of investments securities in an unrealized loss position is due primarily to an increase in interest rates during 2013.
The Company holds investments in pooled trust preferred securities that had a cost basis of $27,531 and $28,612 and a fair value of $17,671 and $15,068 at December 31, 2013 and 2012, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company's quarterly evaluation of these investments for other-than-temporary-impairment resulted in no write-downs for the years ended December 31, 2013 and 2012. The Company recorded a $262 other-than-temporary-impairment for the year ended December 31, 2011. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities were classified as nonaccrual assets at December 31, 2013. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.
The balance of our investment portfolio at December 31, 2012 declined $122,264 to $674,077 compared to $796,341 at December 31, 2011. During 2012, we purchased $287,384 in investment securities. Mortgage-backed securities and CMOs, in the aggregate, comprised 52.10% of the purchases. U.S. Government Agency securities and municipal securities accounted for 40.49% and 6.32%, respectively, of total securities purchased in 2012. The carrying value of securities sold during 2012 totaled $124,156, consisting solely of mortgage-backed securities. Maturities and calls of securities during 2012 totaled $282,985.

Loans
Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 67.54%, 67.25% and 61.43% of total assets at December 31, 2013, 2012 and 2011, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2013	2012	2011	2010	2009
Commercial, financial, agricultural	$468,963	$317,050	$278,091	$265,276	$281,329
Lease financing	52	190	328	503	778
Real estate – construction	161,436	105,706	81,235	82,361	133,299
Real estate – 1-4 family mortgage	1,208,233	903,423	824,627	872,382	820,917
Real estate – commercial mortgage	1,950,572	1,426,643	1,336,635	1,239,843	1,040,589
Installment loans to individuals	91,762	57,241	60,168	64,225	70,703
Total loans, net of unearned income	$3,881,018	$2,810,253	$2,581,084	$2,524,590	$2,347,615
The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2013	2012	2011	2010	2009
Commercial, financial, agricultural	12.08%	11.28%	10.77%	10.51%	11.98%
Lease financing	—	0.01	0.01	0.02	0.04
Real estate – construction	4.16	3.76	3.15	3.26	5.68
Real estate – 1-4 family mortgage	31.13	32.15	31.95	34.56	34.97
Real estate – commercial mortgage	50.26	50.76	51.79	49.11	44.32
Installment loans to individuals	2.37	2.04	2.33	2.54	3.01
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2013, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.
Loans secured by real estate represented 85.55%, 86.67%, 86.89%, 86.93% and 84.97% of the Company’s total loan portfolio at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2013	2012	2011	2010	2009
Real estate – construction:
Residential	$72,132	$48,453	$31,802	$37,619	$45,559
Commercial	88,777	56,201	47,620	39,725	74,440
Condominiums	527	1,052	1,813	5,017	13,300
Total real estate – construction	161,436	105,706	81,235	82,361	133,299
Real estate – 1-4 family mortgage:
Primary	702,451	466,282	373,193	363,498	345,971
Home equity	244,036	198,781	193,140	183,427	171,180
Rental/investment	193,366	156,956	167,364	199,373	158,436
Land development	68,380	81,404	90,930	126,084	145,330
Total real estate – 1-4 family mortgage	1,208,233	903,423	824,627	872,382	820,917
Real estate – commercial mortgage:
Owner-occupied	789,918	640,906	641,220	593,743	537,387
Non-owner occupied	989,158	638,486	529,524	457,735	367,011
Land development	171,496	147,251	165,891	188,365	136,191
Total real estate – commercial mortgage	1,950,572	1,426,643	1,336,635	1,239,843	1,040,589
Total loans secured by real estate	$3,320,241	$2,435,772	$2,242,497	$2,194,586	$1,994,805
Total loans at December 31, 2013 were $3,881,018, an increase of $1,070,765 from $2,810,253 at December 31, 2012. Loans acquired from First M&F totaled $813,543 at December 31, 2013. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $181,674 at December 31, 2013, a decrease of $55,414, compared to $237,088 at December

31, 2012. For covered loans, the FDIC will reimburse the Bank 80% of the losses incurred on these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date.
The following table provides a breakdown of covered loans at December 31:

	2013	2012	2011
Commercial, financial, agricultural	$9,546	$10,800	$17,803
Lease financing	—	—	—
Real estate – construction:
Residential	1,648	1,648	3,158
Commercial	—	—	3,918
Condominiums	—	—	—
Total real estate – construction	1,648	1,648	7,076
Real estate – 1-4 family mortgage:
Primary	16,586	20,623	21,491
Home equity	13,167	15,622	23,048
Rental/investment	19,754	26,586	42,217
Land development	4,959	10,617	21,167
Total real estate – 1-4 family mortgage	54,466	73,448	107,923
Real estate – commercial mortgage:
Owner-occupied	54,294	63,683	101,448
Non-owner occupied	31,855	50,879	48,939
Land development	29,837	36,599	56,105
Total real estate – commercial mortgage	115,986	151,161	206,492
Installment loans to individuals	28	31	168
Total covered loans	$181,674	$237,088	$339,462
Loans not covered under a loss-share agreement at December 31, 2013 were $3,699,344, compared to $2,573,165 at December 31, 2012. The acquisition of First M&F increased not covered loans by $813,543 at December 31, 2013. Excluding the loans acquired from First M&F, not covered loans increased $312,636. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $141,298 of the total increase in loans from December 31, 2012.
During 2013, loans in our Mississippi, Tennessee and Alabama markets, excluding the contribution from the First M&F operations, increased $29,513, $165,586 and $39,255, respectively. Loans in our Georgia markets not covered under loss-share agreements increased $47,175 from December 31, 2012.

The following table provides a breakdown of loans not covered under a loss-share agreement at December 31:

	2013	2012	2011
Commercial, financial, agricultural	$459,417	$306,250	$260,288
Lease financing	52	190	328
Real estate – construction:
Residential	70,484	46,805	28,644
Commercial	88,777	56,201	43,702
Condominiums	527	1,052	1,813
Total real estate – construction	159,788	104,058	74,159
Real estate – 1-4 family mortgage:
Primary	685,865	445,659	351,702
Home equity	230,869	183,159	170,092
Rental/investment	173,612	130,370	125,147
Land development	63,421	70,787	69,763
Total real estate – 1-4 family mortgage	1,153,767	829,975	716,704
Real estate – commercial mortgage:
Owner-occupied	735,624	577,223	539,772
Non-owner occupied	957,303	587,607	480,585
Land development	141,659	110,652	109,786
Total real estate – commercial mortgage	1,834,586	1,275,482	1,130,143
Installment loans to individuals	91,734	57,210	60,000
Total loans not covered under a loss-share agreement	$3,699,344	$2,573,165	$2,241,622
Mortgage Loans Held for Sale
Mortgage loans held for sale were $33,440 at December 31, 2013 compared to $34,845 at December 31, 2012. Originations of mortgage loans to be sold totaled $619,526 in 2013, $588,454 in 2012 and $433,845 in 2011. Mortgage rates in the latter half of 2011 declined to historic lows and remained at these historically low levels throughout the first quarter of 2013, which prompted a significant increase in refinancings and, thus mortgage originations during this time period. Beginning in the second quarter of 2013 and continuing through the remainder of the year, mortgage rates increased from the historically low levels. The increase in mortgage rates could result in lower future mortgage originations as refinancings decrease.
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
Deposits

Noninterest-Bearing Deposits to Total Deposits
2013	2012	2011
17.68%	16.42%	15.59%
The Company relies on deposits as its major source of funds. Total deposits were $4,841,912 and $3,461,221 at December 31, 2013 and 2012, respectively. Noninterest-bearing deposits at December 31, 2013 and 2012 were $856,020 and $568,214, respectively, while interest-bearing deposits were $3,985,892 and $2,893,007 at December 31, 2013 and 2012, respectively. The acquisition of First M&F increased interest-bearing deposits and noninterest-bearing deposits $1,015,269 and $285,861, respectively, at December 31, 2013. Excluding the contribution from First M&F, the balance of deposits at December 31, 2013 as compared to December 31, 2012 increased 2.30% which is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Deposits from our de novo locations have also contributed to the increase in deposits during 2013. Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $271,677 at December 31, 2013 representing an increase of $137,564 from December 31, 2012.
Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2013 were $420,539 compared to $344,342 at December 31, 2012 and $338,273 at December 31, 2011.
During 2013, deposits in our Mississippi and Tennessee markets, excluding the contribution from First M&F, increased $76,247 and $88,876, respectively, while our Alabama markets decreased $8,239. Deposits in our Georgia markets decreased $32,309 from December 31, 2012.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically includes securities sold under agreements to repurchase, federal funds purchased or FHLB advances. At December 31, 2013, short-term borrowings totaled $2,283 compared to $5,254 at December 31, 2012.
At December 31, 2013, long-term debt totaled $169,592 compared to $159,452 at December 31, 2012. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. FHLB advances were $75,405 and $83,843 at December 31, 2013 and 2012, respectively. At December 31, 2013, $6,555 of the total FHLB advances outstanding were scheduled to mature within twelve (12) months or less. The Company had $1,595,864 of availability on unused lines of credit with FHLB at December, 31, 2013 compared to $1,160,984 at December 31, 2012. The cost of our FHLB advances was 4.22%, 4.29% and 4.11% for 2013, 2012 and 2011. The Company had $2,061, $5,254 and $11,485 in securities sold under agreements to repurchase at December 31, 2013, 2012, and 2011 respectively.
At December 31, 2013, the carrying value of the Company's junior subordinated debentures was $94,187 compared to $75,609 at December 31, 2012. In connection with the acquisition of First M&F, the Company assumed $30,928 in fixed/floating rate junior subordinated deferrable interest debentures payable to First M&F Statutory Trust I that mature in March 2036. The acquired subordinated debentures require interest to be paid quarterly at a rate of 90-day LIBOR plus 1.33%. The fair value adjustment on the junior subordinated debentures of $12,371 will be amortized on a straight line basis over their remaining life. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
In March 2012, the Company repaid in full $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. While outstanding, the cost of the TLGP debt was 3.94% and 3.83% for 2012 and 2011.

Results of Operations
Net Income
Net income for the year ended December 31, 2013 was $33,487 compared to net income of $26,637 for the year ended December 31, 2012 and $25,632 for the year ended December 31, 2011. Basic earnings per share for the year ended December 31, 2013 were $1.23 as compared to $1.06 for the year ended December 31, 2012 and $1.02 for the year ended December 31, 2011. Diluted earnings per share for the year ended December 31, 2013 were $1.22 as compared to $1.06 for the year ended December 31, 2012 and $1.02 for the year ended December 31, 2011. The higher earnings per share in 2013 as compared to 2012 and 2011 was due primarily to the acquisition and accretive value on First M&F, improvement in our net interest margin and continued improvement in our credit risk profile.
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 69.37% of total net revenue in 2013. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased 17.90% to $157,201 for 2013 compared to $133,338 in 2012 and $129,286 in 2011. On a tax equivalent basis, net interest income increased $23,764 to $163,025 in 2013 as compared to $139,261 in 2012; net interest income was $135,123 in 2011. With respect to the increase in tax-equivalent net interest income in 2013, tax equivalent interest income was up $21,192 with additional benefit from a decline in interest expense of $2,572. The largest factor contributing to the growth in interest income was the $577,748 increase in average earning assets due primarily from the First M&F merger.

Net Interest Margin – Tax Equivalent
2013	2012	2011
3.96%	3.94%	3.77%
Net interest margin, the tax equivalent net yield on earning assets, increased to 3.96% during 2013 from 3.94% in 2012 and 3.77% in 2011. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.
Interest income, on a tax equivalent basis, was $186,428 for 2013 compared to $165,236 for 2012, an increase of $21,192. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of First M&F which contributed to an increase in average earning assets offset slightly by a decline in the yield on earning assets. Also contributing to the increase in interest income was a shift in our earning assets from lower yielding cash and securities into higher yielding loans.
In 2013, loan income, on a tax equivalent basis, increased $21,179 to $159,587 from $138,408 for 2012. The average balance of loans increased $503,314 during 2013 due in large part to the First M&F merger. The tax equivalent yield on loans was 4.96%, down 14 basis points from 2012. The decline yield was a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment.
In 2013, investment income, on a tax equivalent basis, decreased $36 to $26,593 from $26,629 for 2012. The average balance in the investment portfolio in 2013 was $799,955 compared to $738,365 in 2012. The tax equivalent yield on the investment portfolio in 2013 was 3.32%, down 29 basis points from 2012. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds of such calls. The reinvestment rates on securities were lower due to the generally lower interest rate environment.
The following table presents the percentage of total average earning assets, by type and yield, for 2013, 2012 and 2011:

	Percentage of Total			Yield
	2013	2012	2011	2013	2012	2011
Loans	78.13%	76.65%	71.82%	4.96%	5.10%	5.53%
Securities	19.44	20.88	22.90	3.32	3.61	4.06
Other	2.43	2.47	5.28	0.25	0.23	0.29
Total earning assets	100.00%	100.00%	100.00%	4.53%	4.67%	4.92%
Interest expense was $23,403 for 2013, a decrease of $2,572, or 9.90%, as compared to 2012. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. These changes offset an increase in the average balance of interest-bearing liabilities of $406,942. The increase in the average balance of interest bearing and noninterest bearing liabilities was due in large part to the First M&F merger. The average balance of noninterest-bearing deposits increased $122,519, or 22.54%, during 2013 as compared to 2012. The cost of interest-bearing liabilities was 0.68% for 2013 as compared to 0.85% for 2012, while the average balance of interest-bearing liabilities decreased to $3,455,976 for 2013 compared to $3,049,034 for 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2013	2012	2011	2013	2012	2011
Noninterest-bearing demand	16.16%	15.13%	13.02%	—%	—%	—%
Interest-bearing demand	40.88	38.40	35.84	0.24	0.28	0.68
Savings	6.81	6.42	5.63	0.24	0.23	0.38
Time deposits	31.95	34.76	38.36	0.93	1.17	1.52
Federal Home Loan Bank advances	1.90	2.50	3.40	4.22	4.29	4.11
Other borrowed funds	2.30	2.79	3.75	3.21	3.08	3.16
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.57%	0.72%	1.11%
Interest expense on deposits was $17,050, $19,030 and $31,729 for 2013, 2012 and 2011, respectively. The cost of total deposits was 0.43%, 0.56%, and 0.91% for the years ending December 31, 2013, 2012, and 2011, respectively. The cost of interest-bearing deposits was 0.52%, 0.67% and 1.06% for the same periods.

Average Interest-Bearing Deposits to Total Average Deposits
2013	2012	2011
83.13%	84.02%	85.98%
Interest expense on total borrowings was $6,353, $6,945 and $9,672 for the years ending December 31, 2013, 2012 and 2011, respectively, while the cost of total borrowings was 3.67%, 3.65% and 3.61% for the years ended December 31, 2013, 2012 and 2011, respectively. For more information about our outstanding subordinated debentures, refer to the discussion in this item below under the heading “Shareholders’ Equity and Regulatory Matters.”
Comparing 2012 to 2011, net interest income, on a tax equivalent basis, increased $4,138 to $139,261 in 2012 as compared to $135,123 in 2011. With respect to the increase in tax-equivalent net interest income in 2012, tax equivalent interest income was down $11,288 offset by a decline in interest expense of $15,426. Interest income, on a tax equivalent basis, was $165,236 for 2012 compared to $176,524 for 2011. A decrease in the average balance of interest-earning assets during 2012 as compared to 2011 coupled with a decline of 25 basis points in the yield on earning assets resulted in the decline in interest income. Interest expense was $25,975 for 2012, a decrease of $15,426, or 37.26%, as compared to 2011. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 0.85% for 2012 as compared to 1.27% for 2011, while the average balance of interest-bearing liabilities decreased to $3,049,034 for 2012 compared to $3,255,934 for 2011.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2013	2012	2011
1.52%	1.62%	1.41%
Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, bargain purchase gain resulting from certain acquisitions, securities gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 30.76%, 33.04% and 32.38% for 2013, 2012 and 2011.
Noninterest income was $71,971 for the year ended December 31, 2013, an increase of $3,260, or 4.75%, as compared to $68,711 for 2012. Noninterest income was $64,699 for the year ended December 31, 2011. The bargain purchase gains resulting from the RBC Bank (USA) trust division and American Trust acquisitions in 2011 totaled $9,344. The Company did not recognize any bargain purchase gains in 2013 or 2012.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $20,535 for 2013, an increase of $1,923 or 10.33%, over 2012. Service charges on deposit accounts were $18,612 in 2012, a decrease of $499 from 2011. The improvement in service charges on deposit accounts in 2013 was primarily due to the effect of the acquisition of First M&F. The decline in service charge revenues from 2011 to 2012 was primarily a result of the reduction in customer spending which began in 2009 as a result of current economic conditions and the impact of new regulations enacted in the third quarter of 2010 which restricted the Company’s ability to impose overdraft fees. Overdraft fees represented 79.21%, 82.14%, and 87.80% of total charges for deposit services in 2013, 2012 and 2011, respectively.
Fees and commissions increased 13.45% to $19,961 during 2013 as compared to $17,595 for 2012. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees increased $652, or 9.86%, to $7,262 during 2013 as compared to $6,610 for 2012. Interchange fees on debit card transactions continue to be a strong source of noninterest income. For 2013, fees associated with debit card usage were $9,686, an increase of 16.39% as compared to $8,322 for 2012. Income derived from use of our debit cards made up 48.53% of the total fees and commissions for 2013. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. As directed by the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. Although these provisions apply only to financial institutions with more than $10 billion in assets, we believe that it is possible that many financial institutions, regardless of size, may have to adjust their rates in order to remain competitive as affected institutions lower their debit card fees. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact.
Fees and commissions increased $4,469 to $17,595 during 2012 as compared to $13,126 for 2011. Mortgage loan fees increased $3,005 during 2012 to $6,610 as compared to 2011. This is due to the increase in mortgage loan originations to be sold in the secondary market during the same period. For 2012, fees associated with debit card usage were $8,322, an increase of 13.44% as compared to $7,337 for 2011.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $4,976, $3,630 and $3,298 for the years ended December 31, 2013, 2012 and 2011, respectively. The First M&F acquisition was a contributing factor to the increase in insurance revenues for 2013 as the former First M&F agency offices produced 30.61% of insurance commission revenues in 2013. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $256, $257 and $368 for 2013, 2012 and 2011, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRA’s, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $7,654 for 2013 compared to $6,926 for 2012 and $4,864 for 2011. The market value of trust assets under management was $2,383,760 and $2,244,666 at December 31, 2013 and 2012, respectively. The increase in Wealth Management revenue from 2011 to 2012 was primarily attributable to the acquisition of the Birmingham, Alabama-based trust division of RBC Bank (USA) in the third quarter of 2011.
Gains on sales of securities for 2013 were $54, resulting from the sale of approximately $13,409 in securities, compared to gains on sales of securities for 2012 of $1,894, resulting from the sale of approximately $124,156 in securities. Gains on sales of securities for 2011 were $5,057, resulting from the sale of approximately $94,024 in securities. The Company recognized other-than-temporary-impairment losses of $262 in 2011. The Company did not recognize any other-than-temporary-impairment losses in 2013 or 2012.
Gains on the sale of mortgage loans held for sale were $11,573, $12,499 and $4,133 for the years ended December 31, 2013, 2012, and 2011, respectively. Originations of mortgage loans to be sold totaled $619,526 for 2013 as compared to $588,454 for 2012 and $433,845 for 2011. The decrease in gains on mortgage sales in 2013 was due primarily to profit margins on the sale of mortgages compressing during 2013 compared to 2012. The increase in originations of mortgage loans to be sold and the related gain on the sales in 2012 compared to 2011 is due to the higher levels of refinancing in 2012 made possible by historically lower mortgage interest rates.

Noninterest Expense

Noninterest Expense to Average Assets
2013	2012	2011
3.66%	3.64%	3.22%
Noninterest expense was $173,076, $150,459 and $136,960 for 2013, 2012 and 2011, respectively. Noninterest expense increased $22,617, or 15.03%, during 2013 as compared to 2012, as detailed in the discussion below.
Salaries and employee benefits is the largest component of noninterest expenses and represented 57.07%, 53.84% and 48.29% of total noninterest expense at December 31, 2013, 2012 and 2011, respectively. During 2013, salaries and employee benefits increased $17,778, or 21.95%, to $98,780 as compared to $81,002 for 2012. The increase in 2013 was primarily due to the addition of the First M&F operations in September, commissions related to higher levels mortgage production and personnel costs for the full year related to the de novo operations opened during 2012. The increase in 2012 is primarily attributable to commissions related to the increase in mortgage production during 2012 as compared to 2011 as well as higher health insurance costs. Personnel costs associated with our de novo locations in Maryville and Jonesborough, Tennessee also contributed to the 2012 increase over 2011.
The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $2,666, $1,268 and $620 for 2013, 2012 and 2011, respectively. Restricted stock awards in all three years were subject to the satisfaction of performance-based conditions attained. In 2013 and 2012, performance conditions were met and compensation expense was recognized in accordance with performance. In 2011, the Company’s compensation committee exercised its discretion to cancel the 2011 restricted stock awards because the relevant performance conditions were achieved only after taking into account the impact of the American Trust acquisition. This explains the increase in compensation expense recorded in connection with grants of stock options and awards of restricted stock from 2011 to 2012.
Data processing costs increased $146, or 1.67%, to $8,870 for 2013 from 2012. Data processing costs increased $1,427 to $8,724 for 2012 from $7,297 in 2011. The increase for 2013 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers. The increase in data processing costs in 2011 and 2012 is reflective of increased loan, deposit and debit card processing from growth in the number of loans and deposits and increases in debit card transactions.
Net occupancy and equipment expense in 2013 was $16,957, an increase of $2,360, compared to $14,597 for 2012. Net occupancy and equipment expense increased $1,045 for 2012 compared to $13,552 for 2011. These increases are attributable to occupancy costs associated with the operations of the Company’s recent banking expansions beginning in 2010, specifically the First M&F acquisition in 2013 and the de novo operation in 2012 and 2011.
Expenses related to other real estate owned for 2013 were $6,966, a decrease of $6,630 compared to 2012. Expenses on other real estate owned for 2013 include write downs of $3,270 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $7,272 in 2012. Other real estate owned with a cost basis of $60,241 was sold during 2013, resulting in a net loss of $590 compared to a net losses of $2,096 in 2012. Expenses related to other real estate owned for 2012 were $13,596, a decrease of $1,730 compared to 2011. Other real estate owned with a cost basis of $57,840 was sold during 2012, resulting in a net loss of $2,096.
Professional fees include fees for legal and accounting services. Professional fees were $5,540 for 2013 as compared to $4,241 for 2012 and $4,173 for 2011. The increase in professional fees since 2011 is in large part attributable to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.
Advertising and public relations expense was $5,630 for 2013, an increase of $795 compared to $4,835 for 2012. Advertising and public relations expense increased $750 for 2012 compared to $4,085 for 2011. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets since 2010.
Amortization of intangible assets totaled $2,869 for 2013 compared to $1,381 for 2012 and $1,742 for 2011. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years. The increase in amortization of intangible assets for 2013 is attributable to amortization of finite-lived intangible assets associated with the First M&F acquisition.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $5,147 for 2013 as compared to $4,212 for 2012 and $4,500 for 2011.

Total noninterest expenses for 2013 included $6,027 of merger-related expenses associated with the First M&F merger. The Company did not record any acquisition related expenses during 2012. The Company recorded $1,651 of merger-related expenses in 2011.
The Company repaid FHLB advances prior to their contractual maturity of $24,000 in 2012 and $50,000 in 2011, and, as a result, incurred prepayment penalties of $898 and $1,903 for the years ended December 31, 2012 and 2011.

Efficiency Ratio
2013	2012	2011
73.65%	72.35%	68.54%
The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully taxable equivalent basis and noninterest income. Excluding merger-related expenses, the efficiency ratio improved to 71.09% in 2013 as compared to 2012 due primarily to increased net interest income resulting from a steady net interest margin from 2012 to 2013 combined with solid earning asset growth in 2013. The increase in noninterest expense coupled with net interest income and noninterest income remaining relatively flat resulted in the deterioration in the Company’s efficiency ratio for 2012 as compared to 2011. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from levels reported in 2013 and 2012 from incremental revenue driven by growth from the additional markets added via the First M&F acquisition in 2013 and the maturity of the Company’s de novo locations and continued reduction in credit related costs as credit quality improves.
Income Taxes
Income tax expense for 2013, 2012 and 2011 was $12,259, $6,828 and $9,043, respectively. The effective tax rates for those years were 26.80%, 20.40% and 26.08%, respectively. The increased effective tax rate for 2013 as compared to 2012 was the result of the return to normalcy of the tax accruals in 2013 after certain adjustments reduced income tax expenses for 2012 as well as higher levels of taxable income as a result of the merger with M&F. The decrease in the effective tax rate for 2012 as compared to 2011 was attributable to reversals of valuation allowances against the deferred tax assets related to state net operating loss carryforwards and additional benefits from investments in low-income housing tax credits that were utilized on federal and state income tax returns filed during 2012.
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
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for 2013 were $7,032, or 0.22% as a percentage of average loans, compared to net charge-offs of $18,118, or 0.67%, for 2012 and $23,425, or 0.91%, for 2011. The level of net charge-offs since 2011 are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the 2012 and 2011 credit quality of some of our loans in the construction and land development portfolios deteriorated. However, with the improving economy and the improving credit quality of our loan portfolios, the Company experienced lower levels of classified loans and nonperforming loans in 2013 as compared to 2012 and 2011 resulting in fewer charged off loans.
The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $47,665, $44,347 and $44,340 at December 31, 2013, 2012 and 2011, respectively.

Provision for Loan Losses to Average Loans
2013	2012	2011
0.32%	0.67%	0.87%
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
The Company has recorded higher levels of provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, which peaked in 2010. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. On account of lower levels of classified loans and nonperforming loans in 2013 as compared to 2012 and 2011 in combination with improving credit quality measures and economic conditions in our markets generally, management determined that a decrease in the provision for loan losses for 2013 as compared to 2012 and 2011 was justified. Accordingly, the Company has recorded lower levels of provision for loan losses in 2013 compared to 2012 and 2011. The provision for loan losses was $10,350, $18,125 and $22,350 for 2013, 2012 and 2011, respectively.

	2013	2012	2011	2010	2009
Specific reserves for impaired loans	$14,650	$17,597	$15,410	$17,529	$14,468
Allocated reserves for remaining portfolio	33,015	26,750	28,930	27,886	24,677
Total	$47,665	$44,347	$44,340	$45,415	$39,145
All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F merger and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2013, 2012 or 2011. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $644, $3,268 and $544 during 2013, 2012 and 2011, respectively, which includes $509, $2,527 and $512 for 2013, 2012 and 2011, respectively, that was attributable to loans covered by loss-share agreements with the FDIC.
The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2013	2012	2011	2010	2009
Commercial, financial, agricultural	$3,090	$3,307	$4,197	$2,625	$4,855
Lease financing	—	1	1	3	4
Real estate – construction	1,091	711	1,073	2,115	4,494
Real estate – 1-4 family mortgage	18,629	18,347	17,191	20,870	15,593
Real estate – commercial mortgage	23,688	21,416	20,979	18,779	12,577
Installment loans to individuals	1,167	565	899	1,023	1,622
Total	$47,665	$44,347	$44,340	$45,415	$39,145

The table below reflects the activity in the allowance for loan losses, in thousands, for the years ended December 31:

	2013	2012	2011	2010	2009
Balance at beginning of year	$44,347	$44,340	$45,415	$39,145	$34,905
Provision for loan losses	10,350	18,125	22,350	30,665	26,890
Charge-offs
Commercial, financial, agricultural	1,184	4,923	2,037	1,161	2,682
Lease financing	—	—	—	—	—
Real estate – construction	—	187	836	4,181	2,719
Real estate – 1-4 family mortgage	3,093	9,231	16,755	14,189	16,234
Real estate – commercial mortgage	4,782	5,828	5,792	6,512	2,144
Installment loans to individuals	492	386	373	319	313
Total charge-offs	9,551	20,555	25,793	26,362	24,092
Recoveries
Commercial, financial, agricultural	356	531	272	282	187
Lease financing	—	—	—	—	—
Real estate – construction	75	34	110	68	199
Real estate – 1-4 family mortgage	1,044	1,330	767	999	700
Real estate – commercial mortgage	980	455	1,056	533	158
Installment loans to individuals	64	87	163	85	198
Total recoveries	2,519	2,437	2,368	1,967	1,442
Net charge-offs	7,032	18,118	23,425	24,395	22,650
Balance at end of year	$47,665	$44,347	$44,340	$45,415	$39,145

Net charge-offs to average loans	0.22%	0.67%	0.91%	1.00%	0.91%
Net charge-offs to allowance for loan losses	14.75%	40.86%	52.83%	53.72%	57.86%
Allowance for loan losses to loans	1.23%	1.58%	1.72%	1.80%	1.67%
Allowance for loan losses to loans(1)	1.65%	1.72%	1.98%	2.07%	1.67%
Allowance for loan losses to nonperforming loans(1)	248.90%	146.90%	127.00%	84.32%	78.25%

(1)	Excludes loans and nonperforming loans acquired from First M&F and acquired and covered under loss-share agreements with the FDIC.

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2013	2012	2011	2010	2009
Real estate – construction:
Residential	$(75)	$149	$724	$1,378	$2,278
Commercial	—	4	2	—	—
Condominiums	—	—	—	2,735	242
Total real estate – construction	(75)	153	726	4,113	2,520
Real estate – 1-4 family mortgage:
Primary	469	1,109	1,570	2,513	1,765
Home equity	1,019	2,542	1,721	1,601	2,191
Rental/investment	344	1,668	3,813	1,751	1,548
Land development	217	2,582	8,884	7,325	10,030
Total real estate – 1-4 family mortgage	2,049	7,901	15,988	13,190	15,534
Real estate – commercial mortgage:
Owner-occupied	802	1,039	3,123	2,713	213
Non-owner occupied	2,235	2,781	(282)	2,288	1,711
Land development	765	1,553	1,895	978	62
Total real estate – commercial mortgage	3,802	5,373	4,736	5,979	1,986
Total net charge-offs of loans secured by real estate	$5,776	$13,427	$21,450	$23,282	$20,040
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
The following table provides details of the Company’s nonperforming assets that are not acquired and not covered by FDIC loss-share agreements, nonperforming assets that have been acquired and covered by loss-share agreements with the FDIC (“covered assets”), and nonperforming assets acquired through the First M&F merger and are not covered by loss-share agreements with the FDIC as of the dates presented:

	Not Acquired	Acquired and Covered Under Loss Share	Acquired M&F	Total
December 31, 2013
Nonaccruing loans	$16,863	$49,194	$6,274	$72,331
Accruing loans past due 90 days or more	2,287	—	1,899	4,186
Total nonperforming loans	19,150	49,194	8,173	76,517
Other real estate owned	27,543	12,942	12,402	52,887
Total nonperforming loans and OREO	46,693	62,136	20,575	129,404
Nonaccruing securities available-for-sale, at fair value	17,671	—	—	17,671
Total nonperforming assets	$64,364	$62,136	$20,575	$147,075
Nonperforming loans to total loans				1.97%
Nonperforming assets to total assets				2.56%

December 31, 2012
Nonaccruing loans	$26,881	$53,186	$—	$80,067
Accruing loans past due 90 days or more	3,307	—	—	3,307
Total nonperforming loans	30,188	53,186	—	83,374
Other real estate owned	44,717	45,534	—	90,251
Total nonperforming loans and OREO	74,905	98,720	—	173,625
Nonaccruing securities available-for-sale, at fair value	15,068	—	—	15,068
Total nonperforming assets	$89,973	$98,720	$—	$188,693
Nonperforming loans to total loans				2.97%
Nonperforming assets to total assets				4.52%

December 31, 2011
Nonaccruing loans	$31,154	$88,034	$—	$119,188
Accruing loans past due 90 days or more	3,760	1,134	—	4,894
Total nonperforming loans	34,914	89,168	—	124,082
Other real estate owned	70,079	43,156	—	113,235
Total nonperforming loans and OREO	104,993	132,324	—	237,317
Nonaccruing securities available-for-sale, at fair value	12,785	—	—	12,785
Total nonperforming assets	$117,778	$132,324	$—	$250,102
Nonperforming loans to total loans				4.81%
Nonperforming assets to total assets				5.95%
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

	2013	2012	2011	2010	2009
Nonaccruing loans	$23,137	$26,881	$31,154	$46,662	$39,454
Accruing loans past due 90 days or more	4,187	3,307	3,760	7,196	10,571
Total nonperforming loans	27,324	30,188	34,914	53,858	50,025
Restructured loans	21,478	29,436	36,311	32,615	36,335
Total nonperforming and restructured loans	$48,802	$59,624	$71,225	$86,473	$86,360
Interest income recognized on nonaccruing and restructured loans	$2,592	$1,934	$2,043	$1,200	$1,557
Interest income foregone on nonaccruing and restructured loans	$1,207	$2,390	$2,341	$2,166	$1,285

Nonperforming loans to loans	0.74%	1.17%	1.56%	2.46%	2.13%
The acquisition of First M&F increased nonperforming loans $8,174 at December 31, 2013 which consisted of $6,275 in loans of nonaccrual status and $1,899 in accruing loans past due 90 days or more. Excluding the nonperforming loans from the First M&F merger, nonperforming loans decreased $11,038, or 36.56%, from December 31, 2012. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category at December 31 for each of the years presented.

	2013	2012	2011	2010	2009
Commercial, financial, agricultural	$1,524	$1,641	$3,505	$2,422	$3,446
Real estate – construction:
Residential	—	—	489	333	3,648
Commercial	—	—	—	—	—
Condominiums	—	—	—	—	—
Total real estate – construction	—	—	489	333	3,648
Real estate – 1-4 family mortgage:
Primary	4,323	6,708	5,242	6,514	4,281
Home equity	916	860	1,013	829	990
Rental/investment	1,972	4,100	5,757	10,942	5,500
Land development	2,969	4,260	1,739	17,608	17,859
Total real estate – 1-4 family mortgage	10,180	15,928	13,751	35,893	28,630
Real estate – commercial mortgage:
Owner-occupied	1,306	2,313	2,342	6,336	3,984
Non-owner occupied	13,288	8,665	11,741	4,300	5,049
Land development	850	1,313	2,413	3,903	5,045
Total real estate – commercial mortgage	15,444	12,291	16,496	14,539	14,078
Installment loans to individuals	176	328	673	671	223
Total nonperforming loans	$27,324	$30,188	$34,914	$53,858	$50,025
The decrease is attributable to the Company’s continued efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.74% as of December 31, 2013 as compared to 1.17% as of December 31, 2012 and 1.56% as of December 31, 2011. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 174.44% as of December 31, 2013 as compared to 146.90% as of December 31, 2012 and 127.00% as of December 31, 2011. Excluding the nonperforming loans from the First M&F merger, nonperforming loans as a percentage of total loans were 0.66% while the coverage ratio was 248.90%.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2013. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $21,159 at December 31, 2013 as compared to $8,044 at December 31, 2012. The acquisition of First M&F contributed $12,169 to loans 30-89 days past due.
As shown above, restructured loans totaled $21,478 at December 31, 2013 compared to $29,436 at December 31, 2012. At December 31, 2013, total loans restructured through interest rate concessions represented 75.19% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2013 and 2012:

	2013	2012
Commercial, financial, agricultural	$19	$—
Real estate – construction:
Residential	—	—
Commercial	—	—
Condominiums	—	—
Total real estate – construction	—	—
Real estate – 1-4 family mortgage:
Primary	2,063	1,469
Home equity	—	—
Rental/investment	1,821	1,923
Land development	6,470	7,461
Total real estate – 1-4 family mortgage	10,354	10,853
Real estate – commercial mortgage:
Owner-occupied	3,702	11,138
Non-owner occupied	5,343	6,934
Land development	1,889	337
Total real estate – commercial mortgage	10,934	18,409
Installment loans to individuals	171	174
Total restructured loans	$21,478	$29,436
Changes in the Company’s restructured loans are set forth in the table below.

	2013	2012
Balance as of January 1	$29,436	$36,311
Additional loans with concessions	4,336	5,943
Reductions due to:
Reclassified as nonperforming	(3,227)	(8,058)
Transfer to other real estate owned	—	(419)
Charge-offs	(1,301)	(1,682)
Paydowns	(2,025)	(1,808)
Lapse of concession period	(5,741)	(851)
Balance as of December 31	$21,478	$29,436
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $28,027 was sold during the year ended December 31, 2013, resulting in a net loss of $404, while other real estate owned with a cost basis of $30,410 was sold during the year ended December 31, 2012, resulting in a net loss of $1,336.
The following table provides details of the Company’s other real estate owned not covered under loss-sharing agreements with the FDIC as of December 31, 2013 and 2012:

	2013	2012
Residential real estate	$6,767	$7,842
Commercial real estate	8,984	7,779
Residential land development	12,334	22,490
Commercial land development	11,860	6,221
Other	—	385
Total other real estate owned	$39,945	$44,717

Other real estate owned acquired in First M&F merger had a balance of $12,402 at December 31, 2013. Changes in the Company’s other real estate owned were as follows:

	2013	2012
Balance as of January 1	$44,717	$70,079
Acquired from First M&F	13,527	—
Additions	11,164	9,683
Capitalized improvements	—	507
Impairments	(1,434)	(5,328)
Dispositions	(28,027)	(30,410)
Other	(2)	186
Balance as of December 31	$39,945	$44,717
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
The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage Change In:
Change in Interest Rates(1) (In Basis Points)	Net Interest Income(2)		Economic Value of Equity (3)
	2013	2012	2013	2012
+400	1.31%	2.75%	16.85%	19.35%
+300	0.94%	2.35%	15.06%	17.86%
+200	0.41%	1.44%	12.76%	14.80%
+100	0.08%	0.62%	10.21%	10.98%
-100	(2.33)%	(4.08)%	(4.61)%	(2.54)%

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
The rate shock results for the net interest income simulation is less asset sensitive as of December 31, 2013 as compared to December 31, 2012. This shift is due to our improved liability mix as higher cost fixed-rate borrowings and time deposits were replaced with variable, but much lower rate deposits. Additionally, on the asset side, lower-yielding investments within the securities portfolio and overnight investments in interest-bearing balances with banks were shifted to the higher-yielding, longer-term loan portfolio. The EVE results are slightly more asset sensitive reflecting the increased value of the non-time deposits whose rates have declined versus the prior year.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2013, the Company had notional amounts of $81,879 on interest rate contracts with corporate customers and $81,879 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
In March and April 2012, the Company entered into two interest rate swap agreements effective March 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. In connection with its acquisition of First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the merger with First M&F.
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
Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee ("ALCO").
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 10.92% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2013, securities with a carrying value of $608,401 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $327,368 at December 31, 2012.
Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. The balance of outstanding federal funds purchased at December 31, 2013 was $222. There were no outstanding federal funds purchased on December 31, 2012. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2013, the balance of our outstanding advances with the FHLB was $75,405. The total amount of the remaining credit available to us from the FHLB at December 31, 2013 was $1,595,864. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2013 or 2012, respectively.
In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt while outstanding was 3.94% and 3.83% for the years ended December 31, 2012 and 2011, respectively.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2013	2012	2011	2013	2012	2011
Noninterest-bearing demand	16.16%	15.13%	13.02%	—%	—%	—%
Interest-bearing demand	40.88	38.40	35.84	0.24	0.28	0.68
Savings	6.81	6.42	5.63	0.24	0.23	0.38
Time deposits	31.95	34.76	38.36	0.93	1.17	1.52
Federal Home Loan Bank advances	1.90	2.50	3.40	4.22	4.29	4.11
Other borrowed funds	2.30	2.79	3.75	3.21	3.08	3.16
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.57%	0.72%	1.11%
Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased in 2013, 2012, and 2011 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.
Cash and cash equivalents were $246,648 at December 31, 2013, compared to $132,420 at December 31, 2012 and $209,017 at December 31, 2011. Cash used in investing activities for the year ended December 31, 2013 was $57,150 and $196,824 in 2012 compared to cash provided by investing activities of $135,537 in 2011. Proceeds from the sale, maturity or call of securities within our investment portfolio were $206,515 for 2013 compared to $409,035 for 2012 and $333,476 in 2011. For 2013, these proceeds from the investments portfolio were primarily used to fund loan growth, as evidenced by a net increase in loans of $192,399 during 2013. A net increase in loans utilized funds of $300,686 in 2012 compared to a net increase in loans in 2011 utilizing funds of $44,333. Purchases of investment securities were $233,221 for 2013 compared to $287,384 for 2012 and $295,038 for 2011. The net cash proceeds received from the acquisition of American Trust were $148,443 in 2011. The net cash paid for the RBC Bank (USA) trust division acquisition was $510 in 2012 and $792 in 2011 for a total purchase price of $1,302.
Cash provided by financing activities for the period ended December 31, 2013 was $18,092 compared to cash used in financing activities for the year ended December 31, 2012 and 2011 of $57,483 and $372,320, respectively. The increase in cash for our financing activities was driven by an increase in deposits of $54,661 at December 31, 2013 compared to an an increase in deposits of $48,984 for December 31, 2012. Cash provided from the sale of securities during 2012 was partially used to reduce FHLB borrowings by $24,000 prior to maturity and repay $50,000 of qualifying senior debt securities issued under the TLGP at maturity. Cash provided from the acquisition of American Trust was partially used to reduce long-term debt by $72,645 for 2011.
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
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2013, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $50,546. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. Amounts outstanding under this line of credit totaled $1,500 at December 31, 2013. These restrictions did not have any impact on the Company’s ability to meet its cash obligations, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Loan commitments	$630,266	$463,684	$401,132
Standby letters of credit	30,062	34,391	46,978
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

Contractual Obligations
The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	E	$2,878	$4,576	$3,425	$2,669	$13,548
Deposits without a stated maturity(1)	I	3,327,688	—	—	—	3,327,688
Time deposits	I	827,796	496,274	171,376	18,778	1,514,224
Short-term borrowings	J	2,283	—	—	—	2,283
Federal Home Loan Bank advances	K	6,555	8,064	44,034	16,752	75,405
Junior subordinated debentures	K	—	—	—	94,187	94,187
Purchase obligations(2)		2,002	—	—	—	2,002
Total contractual obligations		$4,169,202	$508,914	$218,835	$132,386	$5,029,337

(1)	Excludes interest.

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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $665,652 and $498,208 at December 31, 2013 and 2012, respectively. The acquisition of M&F contributed $155,524 to the Company's equity position at December 31, 2013. Book value per share was $21.21 and $19.80 at December 31, 2013 and 2012, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
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
The Company has junior subordinated debentures with a carrying value of $94,187 at December 31, 2013, of which $91,000 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets (Leverage)	$473,817	8.68%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	473,817	11.41%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	522,181	12.58%	304,940	10.00%	243,952	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets (Leverage)	$457,798	8.40%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	457,798	11.05%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	505,463	12.20%	304,300	10.00%	243,440	8.00%
December 31, 2012
Renasant Corporation:
Tier 1 Capital to Average Assets (Leverage)	$388,362	9.86%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	388,362	12.74%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	426,877	14.00%	304,940	10.00%	243,952	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets (Leverage)	$379,602	9.67%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	379,602	12.47%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	417,717	13.73%	304,300	10.00%	243,440	8.00%
In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”) that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules will implement a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that will affect the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
The new common equity Tier 1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. When the Basel III Rules are fully phased in in 2019, banks will be required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III Rules require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size in equal installments over a defined period.
Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which will affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and will incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.

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
Generally, the new Basel III Rules become effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. Management is reviewing the new rules to assess their impact on the Company.
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

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. As permitted, management excluded from its assessment the operations of the First M&F Corporation acquisition made during 2013, which is more fully described in Note B to the Consolidated Financial Statements. The assets acquired in this transaction consist primarily of cash, investment securities, loans and fixed assets which comprised approximately 26% of total consolidated assets at December 31, 2013. Based on this assessment, management has concluded that, as of December 31, 2013, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw	Kevin D. Chapman
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 11, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi
We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee
March 11, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi
We have audited Renasant Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As permitted, the Company excluded the operations of the financial institution acquired during 2013, which is more fully described in Note B of the consolidated financial statements, from the scope of management's report on internal control over financial reporting. As such, it has been excluded from the scope of our audit over financial reporting.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Company as of December 31, 2013 and 2012, and the related consolidated statements of income, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion.

Memphis, Tennessee
March 11, 2014

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2013	2012
Assets
Cash and due from banks	$87,342	$63,225
Interest-bearing balances with banks	159,306	69,195
Cash and cash equivalents	246,648	132,420
Securities held to maturity (fair value of $408,576 and $334,475, respectively)	412,075	317,766
Securities available for sale, at fair value	501,254	356,311
Mortgage loans held for sale, at fair value	33,440	34,845
Loans, net of unearned income:
Covered under loss-share agreements	181,674	237,088
Not covered under loss-share agreements	3,699,344	2,573,165
Total loans, net of unearned income	3,881,018	2,810,253
Allowance for loan losses	(47,665)	(44,347)
Loans, net	3,833,353	2,765,906
Premises and equipment, net	101,525	66,752
Other real estate owned:
Covered under loss-share agreements	12,942	45,534
Not covered under loss-share agreements	39,945	44,717
Total other real estate owned, net	52,887	90,251
Goodwill	276,100	184,859
Other intangible assets, net	28,230	6,066
FDIC loss-share indemnification asset	26,273	44,153
Other assets	234,485	179,287
Total assets	$5,746,270	$4,178,616
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$856,020	$568,214
Interest-bearing	3,985,892	2,893,007
Total deposits	4,841,912	3,461,221
Short-term borrowings	2,283	5,254
Long-term debt	169,592	159,452
Other liabilities	66,831	54,481
Total liabilities	5,080,618	3,680,408
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,182 and 26,715,797 shares issued, respectively; 31,387,668 and 25,157,637 shares outstanding, respectively	163,281	133,579
Treasury stock, at cost	(23,023)	(25,626)
Additional paid-in capital	342,552	218,128
Retained earnings	194,815	180,628
Accumulated other comprehensive loss, net of taxes	(11,973)	(8,501)
Total shareholders’ equity	665,652	498,208
Total liabilities and shareholders’ equity	$5,746,270	$4,178,616

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2013	2012	2011
Interest income
Loans	$158,947	$137,800	$142,218
Securities
Taxable	13,397	13,120	19,831
Tax-exempt	8,012	8,194	8,095
Other	248	199	543
Total interest income	180,604	159,313	170,687
Interest expense
Deposits	17,050	19,030	31,729
Borrowings	6,353	6,945	9,672
Total interest expense	23,403	25,975	41,401
Net interest income	157,201	133,338	129,286
Provision for loan losses	10,350	18,125	22,350
Net interest income after provision for loan losses	146,851	115,213	106,936
Noninterest income
Service charges on deposit accounts	20,535	18,612	19,111
Fees and commissions	19,961	17,595	13,126
Insurance commissions	4,976	3,630	3,298
Wealth Management revenue	7,654	6,926	4,864
Gains on sales of securities	54	1,894	5,057
Other-than-temporary-impairment losses on securities available for sale	—	—	(15,445)
Non-credit related portion of other-than-temporary impairment on securities, recognized in other comprehensive income	—	—	15,183
Net impairment losses on securities	—	—	(262)
BOLI income	4,085	3,370	2,821
Gains on sales of mortgage loans held for sale	11,573	12,499	4,133
Gain on acquisition	—	—	9,344
Other	3,133	4,185	3,207
Total noninterest income	71,971	68,711	64,699
Noninterest expense
Salaries and employee benefits	98,780	81,002	66,135
Data processing	8,870	8,724	7,297
Net occupancy and equipment	16,957	14,597	13,552
Other real estate owned	6,966	13,596	15,326
Professional fees	5,540	4,241	4,173
Advertising and public relations	5,630	4,835	4,085
Intangible amortization	2,869	1,381	1,742
Communications	5,147	4,212	4,500
Merger-related expenses	6,027	—	1,651
Extinguishment of debt	—	898	1,903
Other	16,290	16,973	16,596
Total noninterest expense	173,076	150,459	136,960
Income before income taxes	45,746	33,465	34,675
Income taxes	12,259	6,828	9,043
Net income	$33,487	$26,637	$25,632
Basic earnings per share	$1.23	$1.06	$1.02
Diluted earnings per share	$1.22	$1.06	$1.02
Cash dividends per common share	$0.68	$0.68	$0.68

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$33,487	$26,637	$25,632
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	(6,869)	3,305	22,443
Non-credit related portion of other-than-temporary impairment on securities	—	—	(9,376)
Reclassification adjustment for gains realized in net income	71	(1,170)	(2,961)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(215)	(350)	(617)
Total securities available for sale	(7,013)	1,785	9,489
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	1,325	(1,336)	—
Reclassification adjustment for gains realized in net income	(125)	(311)	(377)
Totals derivative instruments	1,200	(1,647)	(377)
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	1,957	(756)	(1,092)
Less amortization of net actuarial loss recognized in net periodic pension cost	384	264	274
Total defined benefit pension and post-retirement benefit plans	2,341	(492)	(818)
Other comprehensive (loss) income, net of tax	(3,472)	(354)	8,294
Comprehensive income	$30,015	$26,283	$33,926

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2011	25,043,112	$133,579	$(27,187)	$217,011	$162,547	$(16,441)	$469,509
Net income					25,632		25,632
Changes in other comprehensive income (loss)						8,294	8,294
Comprehensive income							33,926
Cash dividends ($0.68 per share)					(17,071)		(17,071)
Issuance of common stock for stock-based compensation awards	22,956		372	(154)			218
Stock-based compensation expense				620			620
Balance at December 31, 2011	25,066,068	$133,579	$(26,815)	$217,477	$171,108	$(8,147)	$487,202
Net income					26,637		26,637
Changes in other comprehensive income (loss)						(354)	(354)
Comprehensive income							26,283
Cash dividends ($0.68 per share)					(17,117)		(17,117)
Issuance of common stock for stock-based compensation awards	91,569		1,189	(717)			472
Stock-based compensation expense				1,368			1,368
Balance at December 31, 2012	25,157,637	$133,579	$(25,626)	$218,128	$180,628	$(8,501)	$498,208
Net income					33,487		33,487
Changes in other comprehensive income (loss)						(3,472)	(3,472)
Comprehensive income							30,015
Cash dividends ($0.68 per share)					(19,303)		(19,303)
Common stock issued in connection with the acquisition of First M&F Corp.	6,175,576	29,702	4,074	121,748			155,524
Purchase of treasury stock related to stock-based compensation awards	(59,342)		(1,496)				(1,496)
Issuance of common stock for stock-based compensation awards	113,797		25	(130)			(105)
Stock-based compensation expense				2,806			2,806
Other, net					3		3
Balance at December 31, 2013	31,387,668	$163,281	$(23,023)	$342,552	$194,815	$(11,973)	$665,652

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$33,487	$26,637	$25,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,350	18,125	22,350
Depreciation, amortization and accretion	9,096	7,710	4,798
Deferred income tax (benefit) expense	(285)	(18,116)	(2,498)
Funding of mortgage loans held for sale	(619,526)	(588,454)	(433,845)
Proceeds from sales of mortgage loans held for sale	625,749	594,008	438,212
Gains on sales of mortgage loans held for sale	(11,573)	(12,499)	(4,133)
Gains on sales of securities	(54)	(1,894)	(5,057)
Other-than-temporary-impairment losses on securities	—	—	262
Gains on sales of premises and equipment	58	(39)	(38)
Gain on acquisition	—	—	(9,344)
Stock-based compensation	4,756	1,368	620
Decrease in FDIC loss-share indemnification asset, net of accretion	26,308	62,247	60,110
Decrease in other assets	73,733	84,344	54,186
Increase in other liabilities	1,187	4,273	1,876
Net cash provided by operating activities	153,286	177,710	153,131
Investing activities
Purchases of securities available for sale	(163,146)	(152,873)	(112,761)
Proceeds from sales of securities available for sale	9,015	126,050	86,048
Proceeds from call/maturities of securities available for sale	80,758	134,964	167,191
Purchases of securities held to maturity	(70,075)	(134,511)	(182,277)
Proceeds from sales of securities held to maturity	4,459	—	13,033
Proceeds from call/maturities of securities held to maturity	112,283	148,021	67,204
Net (increase) decrease in loans	(192,399)	(300,686)	(44,333)
Purchases of premises and equipment	(8,050)	(17,588)	(6,333)
Proceeds from sales of premises and equipment	—	309	114
Net cash paid in acquisition	—	(510)	(792)
Net cash received in acquisition	170,005	—	148,443
Net cash (used in) provided by investing activities	(57,150)	(196,824)	135,537
Financing activities
Net increase in noninterest-bearing deposits	652	36,304	153,015
Net increase (decrease) in interest-bearing deposits	54,009	12,680	(431,936)
Net decrease in short-term borrowings	(9,760)	(6,231)	(3,901)
Proceeds from long-term debt	—	3,100	—
Repayment of long-term debt	(8,073)	(86,711)	(72,645)
Cash paid for dividends	(19,303)	(17,117)	(17,071)
Cash received on exercise of stock options	277	548	218
Excess tax (expense) benefits from exercise of stock options	290	(56)	—
Proceeds from equity offering	—	—	—
Net cash used in financing activities	18,092	(57,483)	(372,320)
Net (decrease) increase in cash and cash equivalents	114,228	(76,597)	(83,652)
Cash and cash equivalents at beginning of year	132,420	209,017	292,669
Cash and cash equivalents at end of year	$246,648	$132,420	$209,017
Supplemental disclosures
Cash paid for interest	$23,302	$26,988	$43,000
Cash paid for income taxes	11,391	23,971	9,265
Noncash transactions:
Transfers of loans to other real estate	18,466	48,660	43,513
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

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
Consolidation: In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, “Consolidation” (“ASC 810”), a company’s consolidated financial statements are required to include subsidiaries in which the company has a controlling financial interest. The accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company is not the primary beneficiary of any variable interest entity as defined by ASC 810.
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
Acquired loans covered under loss-share agreements with the Federal Deposit Insurance Corporation (“FDIC”) are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. The Company recorded a provision for loan losses of $467 and $2,527 in association with the loans covered under loss-share agreements acquired in the Crescent and American Trust transactions during the years ended December 31, 2013 and 2012, respectively.
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
Changes in the FDIC loss-share indemnification asset were as follows:

	2013	2012
Balance at January 1	$44,153	$107,754
Additions through acquisition	—	—
Realized losses in excess of initial estimates on:
Loans	3,039	10,408
OREO	5,983	7,778
Reimbursable expenses	4,612	3,752
Accretion	(3,423)	(1,354)
Reimbursements received from the FDIC	(28,091)	(84,185)
Balance at December 31	$26,273	$44,153

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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at December 31, 2013 and 2012, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the years ended December 31, 2013, 2012 or 2011 respectively.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2013, 2012 or 2011.
Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by Renasant Bank on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. The carrying value of BOLI included in the Consolidated Balance Sheets under the line item “Other assets” at December 31, 2013 and 2012 was $109,363 and $84,556, respectively. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.
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
Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date. Further, compensation expense is based on an estimate of the number of option grants expected to vest and is recognized over the option’s vesting period. The Company did not estimate any option forfeitures for 2013, 2012 or 2011 due to the low historical forfeiture rate. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note N, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.

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
Impact of Recently-Issued Accounting Standards and Pronouncements:
ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments were deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” amended the guidance of ASU 2011-05 related to the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013. As a result of these accounting standards updates, the Company’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note V - Other Comprehensive Income).
ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11, more narrowly defining the scope to include only derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending arrangements. ASU 2011-11, as amended by ASU 2013-01, was required to be applied retrospectively and became effective for the Company on January 1, 2013. See Note S - Derivative Instruments for applicable disclosures.
ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, on the basis of qualitative factors, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the two-step quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a material impact on the Company’s Consolidated Financial Statements.
ASU 2012-06, “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective for the Corporation on January 1, 2013 and did not have a material impact on the Company’s Consolidated Financial Statements. See Note A - Significant Accounting Policies for applicable disclosures.
ASU 2013-10, “Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies (continued)

Treasury rates and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a material impact on the Company’s Consolidated Financial Statements.
ASU 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).”  ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception.  The exception states that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).”  ASU 2014-01 allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. ASU 2014-01 provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. ASU 2014-01 is effective for fiscal years and interim periods beginning after December 15, 2014 and is applied retrospectively to all periods presented. The adoption of ASU 2014-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in January 2014, ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and may be applied prospectively or through a modified retrospective approach. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note B – Mergers and Acquisitions
(Dollar amounts in thousands)
Acquisition of First M&F Corporation
On September 1, 2013, the Company completed its acquisition by merger of First M&F Corporation ("First M&F"), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. On August 31, 2013, First M&F operated 43 banking and insurance locations in Mississippi, Alabama and Tennessee. The acquisition of First M&F allowed the Company to further its strategic initiatives by expanding its geographic footprint into certain markets of Mississippi, Alabama and Tennessee. The Company issued 6,175,576 shares of its common stock for 100% of the voting equity interests in First M&F. The aggregate transaction value, including the dilutive impact of First M&F’s stock based compensation assumed by the Company, was $156,834.
The Company recorded approximately $116,366 in intangible assets which consist of goodwill of $91,333 and core deposit intangible of $25,033. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.
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
The operations of Merchants and Farmers Bank ("M&F Bank") have been included in the consolidated financial statements since September 1, 2013. However, M&F Bank is not a separate reporting segment and the Company does not separately account for the amounts of revenues, expenses and net income of M&F Bank, and therefore has not tracked those separate performance metrics since acquisition. Therefore, it is impracticable to determine the separate revenues, expenses and net income for M&F Bank for the period from September 1, 2013 through December 31, 2013 included in the consolidated statement of income for 2013.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note B - Mergers and Acquisitions (continued)

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of First M&F based on their fair values on September 1, 2013. The Company is finalizing the fair value of certain assets and liabilities. As a result, the adjustments included in the following table are preliminary and may change.

Allocation of Purchase Price for First M&F Corporation.
Purchase Price:
Shares issued to common shareholders	6,175,576
Purchase price per share	$25.17
Value of stock paid		$155,439
Cash paid for fractional shares		17
Fair value of stock based compensation assumed		68
Deal charges		1,310
Total purchase price		$156,834
Net assets acquired:
Stockholders’ equity at 9/1/13	$79,440
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	253
Loans, net of First M&F's allowance for loan losses(1)	(45,751)
Fixed assets	(3,070)
Core deposits intangible, net of First M&F’s existing core deposit intangible	21,158
Other real estate owned(1)	(5,797)
Other assets	(443)
Deposits	(3,207)
Junior Subordinated Debt	12,371
Other liabilities	1,748
Deferred income taxes	8,799
Total net assets acquired		65,501
Goodwill resulting from merger(2)		$91,333
(1) The fair value adjustments to acquired loans and other real estate owned reflect management’s expectations to more aggressively market and liquidate problem assets quickly.
(2) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.
The following table summarizes the fair value of assets acquired and liabilities assumed at acquisition date in connection with the merger with First M&F. The Company is finalizing the fair value of certain fixed assets and liabilities associated with First M&F mortgage operations. As a result, the values included in the following table are preliminary and may change.

Cash and cash equivalents	170,005
Securities	227,693
Mortgage loans held for sale	1,659
Loans, net of unearned income	899,246
Premises and equipment	32,259
Other real estate owned	13,527
Intangible assets	116,366
Other assets	55,848
Total assets	1,516,603

Deposits	1,325,872
Borrowings	25,346
Other liabilities	9,861

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note B - Mergers and Acquisitions (continued)

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the years ended December 31, 2013 and 2012 of the Company as though the merger with First M&F had been completed as of January 1, 2012. The unaudited estimated pro forma information combines the historical results of First M&F with the Company's historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2012. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.
On August 30, 2013, First M&F redeemed from the U.S. Department of the Treasury (“Treasury”) all of the outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Class B Non-Voting, Series CD, originally issued to Treasury in connection with First M&F’s participation in Treasury’s Community Development Capital Initiative, for approximately $30 million. In addition, on August 30, 2013, First M&F redeemed from Treasury the warrant to purchase 513,113 shares of First M&F common stock originally issued to Treasury in connection with First M&F’s participation in Treasury’s Capital Purchase Program, for approximately $4.1 million.

	Years Ended December 31,
	2013	2012
Interest income	$222,165	$228,267
Interest expense	28,552	36,470
Net interest income	193,613	191,797
Provision for loan losses	13,030	26,645
Noninterest income	81,174	91,509
Noninterest expense	214,502	211,475
Income before income taxes	47,255	45,186
Income taxes	12,546	10,135
Net income	$34,709	$35,051
Earnings per share:
Basic	$1.11	$1.12
Diluted	$1.10	$1.12
Acquisition of RBC Bank (USA) Trust Division
On August 31, 2011, the Company acquired the Birmingham, Alabama-based trust division of RBC Bank (USA), which served clients in Alabama and Georgia. Under the terms of the transaction, RBC Bank (USA) transferred its approximately $680,000 in assets under management, comprised of personal and institutional clients with over 200 trust custodial and escrow accounts, to a wholly-owned subsidiary, and the Bank acquired all of the ownership interests in the subsidiary, which was subsequently merged into the Bank. In connection with the acquisition, the Company recognized a gain of $570, which was recognized under the line item “Gain on acquisition” in the Consolidated Statements of Income for the year ended December 31, 2011. Acquisition costs related to the transaction of $326 were recognized under the line item “Merger-related expenses” in the Consolidated Statements of Income for the year ended December 31, 2011.
FDIC-Assisted Acquisition
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note B - Mergers and Acquisitions (continued)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note C – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$125,061	$14	$(8,727)	$116,348
Obligations of states and political subdivisions	287,014	7,897	(2,683)	292,228
	$412,075	$7,911	$(11,410)	$408,576
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$90,045	$116	$(232)	$89,929
Obligations of states and political subdivisions	227,721	16,860	(35)	244,546
	$317,766	$16,976	$(267)	$334,475

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013 and 2011. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. The securities sold in 2013 and 2011 had carrying values of $4,292 and $13,017, respectively, and the Company recognized a net gain of $169 and $16 on the sales during the years ended December 31, 2013 and 2011, respectively. No securities classified as held to maturity were sold during the years ended December 31, 2012.
The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$6,144	$125	$(201)	$6,068
Residential mortgage backed securities:
Government agency mortgage backed securities	261,659	2,747	(4,414)	259,992
Government agency collateralized mortgage obligations	149,682	1,542	(4,679)	146,545
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,252	1,373	(584)	42,041
Government agency collateralized mortgage obligations	5,007	59	—	5,066
Trust preferred securities	27,531	73	(9,933)	17,671
Other debt securities	19,544	240	(230)	19,554
Other equity securities	2,775	1,542	—	4,317
	$513,594	$7,701	$(20,041)	$501,254

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Obligations of other U.S. Government agencies and corporations	$2,169	$273	$—	$2,442
Residential mortgage backed securities:
Government agency mortgage backed securities	139,699	5,209	(91)	144,817
Government agency collateralized mortgage obligations	115,647	2,273	(399)	117,521
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,981	3,077	—	45,058
Government agency collateralized mortgage obligations	5,091	316	—	5,407
Trust preferred securities	28,612	—	(13,544)	15,068
Other debt securities	22,079	852	(1)	22,930
Other equity securities	2,355	713	—	3,068
	$357,633	$12,713	$(14,035)	$356,311

Gross realized gains and gross realized losses on sales of securities available for sale for the years 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Gross gains on sales of securities available for sale	$—	$2,321	$5,041
Gross losses on sales of securities available for sale	(115)	(427)	—
(Loss)/gain on sales of securities available for sale, net	$(115)	$1,894	$5,041

At December 31, 2013 and 2012, securities with a carrying value of approximately $604,571 and $308,362, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $7,626 and $19,006 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2013 and 2012, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

The amortized cost and fair value of securities at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,153	$11,295	$—	$—
Due after one year through five years	52,708	54,286	1,079	1,147
Due after five years through ten years	194,469	187,937	5,065	4,921
Due after ten years	153,745	155,058	27,531	17,671
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	261,659	259,992
Government agency collateralized mortgage obligations	—	—	149,682	146,545
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	41,252	42,041
Government agency collateralized mortgage obligations	—	—	5,007	5,066
Other debt securities	—	—	19,544	19,554
Other equity securities	—	—	2,775	4,317
	$412,075	$408,576	$513,594	$501,254

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2013
Obligations of other U.S. Government agencies and corporations	26	$105,747	$(7,826)	2	$9,090	$(901)	28	$114,837	$(8,727)
Obligations of states and political subdivisions	111	59,503	(2,578)	2	933	(105)	113	60,436	(2,683)
Total	137	$165,250	$(10,404)	4	$10,023	$(1,006)	141	$175,273	$(11,410)
December 31, 2012
Obligations of other U.S. Government agencies and corporations	8	$35,224	$(232)	0	$—	$—	8	$35,224	$(232)
Obligations of states and political subdivisions	4	2,861	(34)	1	126	(1)	5	2,987	(35)
Total	12	$38,085	$(266)	1	$126	$(1)	13	$38,211	$(267)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2013
Obligations of other U.S. Government agencies and corporations	1	$3,799	$(201)	0	$—	$—	1	$3,799	$(201)
Residential mortgage backed securities:
Government agency mortgage backed securities	32	134,858	(3,451)	3	13,239	(963)	35	148,097	(4,414)
Government agency collateralized mortgage obligations	17	68,496	(3,468)	4	16,750	(1,211)	21	85,246	(4,679)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	16,570	(584)	0	—	—	4	16,570	(584)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	16,456	(9,933)	3	16,456	(9,933)
Other debt securities	3	7,100	(217)	1	1,897	(13)	4	8,997	(230)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	57	$230,823	$(7,921)	11	$48,342	$(12,120)	68	$279,165	$(20,041)
December 31, 2012
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	3	15,431	(91)	0	—	—	3	15,431	(91)
Government agency collateralized mortgage obligations	11	44,616	(389)	1	1,605	(10)	12	46,221	(399)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	0	—	—	0	—	—
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	4	15,068	(13,544)	4	15,068	(13,544)
Other debt securities	0	—	—	1	2,188	(1)	1	2,188	(1)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	14	$60,047	$(480)	6	$18,861	$(13,555)	20	$78,908	$(14,035)
 The Company evaluates its investment portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. Impairment is considered to be other-than-temporary if the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or the security's maturity.
The Company holds investments in pooled trust preferred securities that had a cost basis of $27,531 and $28,612 and a fair value of $17,671 and $15,068 at December 31, 2013 and 2012, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 330 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At December 31, 2013, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment. The Company did conclude in 2011 that it was probable that there had been an adverse change in estimated cash flows for two of the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

four securities (XXIII and XXVI in the table below) and recognized credit related impairment loss of $262. For the years ended 2012 and 2013, the Company determined the pooled trust preferred securities and their estimated cash flow were fairly valued and no additional impairment was recognized during the year ended December 31, 2013.
However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at December 31, 2013. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2013:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,141	$1,214	$73	Caa3	30%
XXIII	Pooled	B-2	8,746	5,554	(3,192)	B1	20%
XXIV	Pooled	B-2	12,076	7,381	(4,695)	Ca	35%
XXVI	Pooled	B-2	5,568	3,522	(2,046)	Ca	31%
			$27,531	$17,671	$(9,860)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2013	2012
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at December 31	$(3,337)	$(3,337)

Note D – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans at December 31:

	2013	2012
Commercial, financial, agricultural	$468,963	$317,050
Lease financing	53	195
Real estate – construction	161,436	105,706
Real estate – 1-4 family mortgage	1,208,233	903,423
Real estate – commercial mortgage	1,950,572	1,426,643
Installment loans to individuals	91,762	57,241
Gross loans	3,881,019	2,810,258
Unearned income	(1)	(5)
Loans, net of unearned income	3,881,018	2,810,253
Allowance for loan losses	(47,665)	(44,347)
Net loans	$3,833,353	$2,765,906

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2013
Commercial, financial, agricultural	$2,067	$607	$463,521	$466,195	$138	$1,959	$671	$2,768	$468,963
Lease financing	—	—	53	53	—	—	—	—	53
Real estate – construction	664	—	159,124	159,788	—	1,648	—	1,648	161,436
Real estate – 1-4 family mortgage	10,168	2,206	1,179,703	1,192,077	1,203	6,041	8,912	16,156	1,208,233
Real estate – commercial mortgage	8,870	1,286	1,888,745	1,898,901	966	37,439	13,266	51,671	1,950,572
Installment loans to individuals	706	88	90,880	91,674	—	80	8	88	91,762
Unearned income	—	—	(1)	(1)	—	—	—	—	(1)
Total	$22,475	$4,187	$3,782,025	$3,808,687	$2,307	$47,167	$22,857	$72,331	$3,881,018
December 31, 2012
Commercial, financial, agricultural	$484	$15	$312,943	$313,442	$215	$3,131	$262	$3,608	$317,050
Lease financing	—	—	195	195	—	—	—	—	195
Real estate – construction	80	—	103,978	104,058	—	1,648	—	1,648	105,706
Real estate – 1-4 family mortgage	6,685	1,992	867,053	875,730	1,249	13,417	13,027	27,693	903,423
Real estate – commercial mortgage	5,084	1,250	1,373,470	1,379,804	325	38,297	8,217	46,839	1,426,643
Installment loans to individuals	197	50	56,715	56,962	7	265	7	279	57,241
Unearned income	—	—	(5)	(5)	—	—	—	—	(5)
Total	$12,530	$3,307	$2,714,349	$2,730,186	$1,796	$56,758	$21,513	$80,067	$2,810,253

The Company had no restructured loans contractually 90 days past due at December 31, 2013. There were $646 restructured loans contractually 90 days past due at December 31, 2012. The outstanding balance of restructured loans on nonaccrual status was $10,078 and $11,420 at December 31, 2013 and 2012, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

Impaired Loans
Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and periods presented:

	December 31, 2013			Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
With a related allowance recorded:
Commercial, financial, agricultural	$743	$664	$260	$430	$1
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	25,374	27,659	7,353	29,247	682
Real estate – commercial mortgage	30,624	32,274	7,036	31,424	1,001
Installment loans to individuals	183	183	1	185	3
Total	$56,924	$60,780	$14,650	$61,286	$1,687
With no related allowance recorded:
Commercial, financial, agricultural	$2,043	$5,911	$—	$4,668	$—
Lease financing	—	—	—	—	—
Real estate – construction	1,648	2,447	—	1,650	—
Real estate – 1-4 family mortgage	8,542	15,209	—	10,903	28
Real estate – commercial mortgage	38,517	76,688	—	44,995	105
Installment loans to individuals	77	437	—	254	—
Total	$50,827	$100,692	$—	$62,470	$133
Totals	$107,751	$161,472	$14,650	$123,756	$1,820

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

	December 31, 2012			Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)
With a related allowance recorded:
Commercial, financial, agricultural	$1,620	$1,767	$708	$1,771	$7
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	28,848	31,079	9,201	31,300	922
Real estate – commercial mortgage	34,400	36,603	7,688	39,189	1,413
Installment loans to individuals	—	—	—	—	—
Total	$64,868	$69,449	$17,597	$72,260	$2,342
With no related allowance recorded:
Commercial, financial, agricultural	$1,620	$3,375	$—	$1,716	$37
Lease financing	—	—	—	—	—
Real estate – construction	1,648	2,447	—	1,813	—
Real estate – 1-4 family mortgage	10,094	48,943	—	15,611	603
Real estate – commercial mortgage	39,450	81,564	—	45,950	926
Installment loans to individuals	—	—	—	—	—
Total	$52,812	$136,329	$—	$65,090	$1,566
Totals	$117,680	$205,778	$17,597	$137,350	$3,908

(1)	Includes interest income recognized using the cash-basis method of income recognition of $0 and $1,801, respectively.
The average recorded investment in impaired loans for the year ended December 31, 2011 was $185,899. Interest income recognized on impaired loans for the year ended December 31, 2011 was $4,689, which included interest income recognized using the cash-basis method of income recognition of $1,752.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

Restructured Loans
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2013
Commercial, financial, agricultural	1	$20	$19
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	19,371	10,354
Real estate – commercial mortgage	16	12,785	10,934
Installment loans to individuals	1	182	171
Total	41	$32,358	$21,478
December 31, 2012
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	19	18,450	10,853
Real estate – commercial mortgage	16	18,985	18,409
Installment loans to individuals	1	184	174
Total	36	$37,619	$29,436

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2012	31	$36,311
Additional loans with concessions	14	5,943
Reductions due to:
Reclassified as nonperforming	(5)	(8,058)
Charge-offs	(1)	(1,682)
Transfer to other real estate owned	(1)	(419)
Principal paydowns		(1,808)
Lapse of concession period	(2)	(851)
Totals at December 31, 2012	36	$29,436
Additional loans with concessions	13	4,336
Reductions due to:
Reclassified as nonperforming	(2)	(3,227)
Charge-offs	(3)	(1,301)
Transfer to other real estate owned	—	—
Principal paydowns	—	(2,025)
Lapse of concession period	(3)	(5,741)
Totals at December 31, 2013	41	$21,478

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

The allocated allowance for loan losses attributable to restructured loans was $2,984 and $3,969 at December 31, 2013 and 2012, respectively. The Company had $93 and $288 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2013 and 2012, respectively.

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

	Pass	Watch	Substandard	Total
December 31, 2013
Commercial, financial, agricultural	$328,959	$10,588	$4,266	$343,813
Real estate – construction	114,428	588	—	115,016
Real estate – 1-4 family mortgage	126,916	13,864	23,370	164,150
Real estate – commercial mortgage	1,338,340	32,892	35,121	1,406,353
Installment loans to individuals	19	—	—	19
Total	$1,908,662	$57,932	$62,757	$2,029,351
December 31, 2012
Commercial, financial, agricultural	$226,540	$1,939	$3,218	$231,697
Real estate – construction	71,633	651	—	72,284
Real estate – 1-4 family mortgage	96,147	24,138	32,589	152,874
Real estate – commercial mortgage	989,095	46,148	37,996	1,073,239
Installment loans to individuals	7	—	—	7
Total	$1,383,422	$72,876	$73,803	$1,530,101

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2013
Commercial, financial, agricultural	$89,490	$176	$89,666
Lease financing	53	—	53
Real estate – construction	43,535	—	43,535
Real estate – 1-4 family mortgage	938,994	2,527	941,521
Real estate – commercial mortgage	242,363	666	243,029
Installment loans to individuals	84,855	79	84,934
Total	$1,399,290	$3,448	$1,402,738
December 31, 2012
Commercial, financial, agricultural	$74,003	$210	$74,213
Lease financing	195	—	195
Real estate – construction	31,774	—	31,774
Real estate – 1-4 family mortgage	670,074	5,328	675,402
Real estate – commercial mortgage	195,086	449	195,535
Installment loans to individuals	54,918	91	55,009
Total	$1,026,050	$6,078	$1,032,128

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2013
Commercial, financial, agricultural	$—	$9,546	$25,938	$35,484
Lease financing	—	—	—	—
Real estate – construction	—	1,648	1,237	2,885
Real estate – 1-4 family mortgage	835	53,631	48,096	102,562
Real estate – commercial mortgage	23,684	92,302	185,204	301,190
Installment loans to individuals	—	28	6,781	6,809
Total	$24,519	$157,155	$267,256	$448,930
December 31, 2012
Commercial, financial, agricultural	$—	$10,800	$340	$11,140
Lease financing	—	—	—	—
Real estate – construction	—	1,648	—	1,648
Real estate – 1-4 family mortgage	6,122	67,326	1,699	75,147
Real estate – commercial mortgage	25,782	125,379	6,708	157,869
Installment loans to individuals	—	31	2,194	2,225
Total	$31,904	$205,184	$10,941	$248,029

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2013
Contractually-required principal and interest	$67,976	$201,215	$354,234	$623,425
Nonaccretable difference(1)	(43,456)	(40,301)	(50,788)	(134,545)
Cash flows expected to be collected	24,520	160,914	303,446	488,880
Accretable yield(2)	(1)	(3,759)	(36,190)	(39,950)
Fair value	$24,519	$157,155	$267,256	$448,930
December 31, 2012
Contractually-required principal and interest	$109,054	$264,406	$13,253	$386,713
Nonaccretable difference(1)	(77,137)	(52,517)	(1,182)	(130,836)
Cash flows expected to be collected	31,917	211,889	12,071	255,877
Accretable yield(2)	(13)	(6,705)	(1,130)	(7,848)
Fair value	$31,904	$205,184	$10,941	$248,029

(1)	Represents contractual principal cash flows of $125,086 and $120,572, respectively, and interest cash flows of $9,459 and $10,264, respectively, not expected to be collected.

(2)	Represents contractual interest payments expected to be collected of $3,936 and $4,945, respectively, and purchase discount of $36,014 and $2,903, respectively.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2012	$(40)	$(9,757)	$(746)	$(10,543)
Additions through acquisition	—	—	—	—
Reclasses from nonaccretable difference	(1,055)	(12,178)	(1,937)	(15,170)
Accretion	1,082	15,230	1,553	17,865
Balance at December 31, 2012	$(13)	$(6,705)	$(1,130)	$(7,848)
Additions through acquisition	—	—	(37,555)	(37,555)
Reclasses from nonaccretable difference	(115)	(6,741)	(712)	(7,568)
Accretion	127	9,688	3,206	13,021
Balance at December 31, 2013	$(1)	$(3,758)	$(36,191)	$(39,950)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses
The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(1,184)	—	(3,093)	(4,782)	(492)	(9,551)
Recoveries	356	75	1,044	980	64	2,519
Net charge-offs	(828)	75	(2,049)	(3,802)	(428)	(7,032)
Provision for loan losses	982	304	2,496	6,927	1,029	11,738
Benefit attributable to FDIC loss-share agreements	(403)	—	(1,039)	(919)	—	(2,361)
Recoveries payable to FDIC	32	1	874	66	—	973
Provision for loan losses charged to operations	611	305	2,331	6,074	1,029	10,350
Ending balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Period-End Amount Allocated to:
Individually evaluated for impairment	$260	$—	$7,353	$7,036	$1	$14,650
Collectively evaluated for impairment	2,830	1,091	11,276	16,652	1,166	33,015
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Charge-offs	(4,923)	(187)	(9,231)	(5,828)	(386)	(20,555)
Recoveries	531	34	1,330	455	87	2,437
Net charge-offs	(4,392)	(153)	(7,901)	(5,373)	(299)	(18,118)
Provision for loan losses	4,274	(121)	13,201	10,938	(20)	28,272
Benefit attributable to FDIC loss-share agreements	(777)	(88)	(4,326)	(5,202)	(15)	(10,408)
Recoveries payable to FDIC	5	—	182	74	—	261
Provision for loan losses charged to operations	3,502	(209)	9,057	5,810	(35)	18,125
Ending balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Period-End Amount Allocated to:
Individually evaluated for impairment	$708	$—	$9,201	$7,688	$—	$17,597
Collectively evaluated for impairment	2,599	711	9,146	13,728	566	26,750
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Year Ended December 31, 2011
Allowance for loan losses:
Beginning balance	$2,625	$2,115	$20,870	$18,779	$1,026	$45,415
Charge-offs	(2,037)	(836)	(16,755)	(5,792)	(373)	(25,793)
Recoveries	272	110	767	1,056	163	2,368
Net charge-offs	(1,765)	(726)	(15,988)	(4,736)	(210)	(23,425)
Provision for loan losses	3,464	(316)	12,900	8,289	90	24,427
Benefit attributable to FDIC loss-share agreements	(132)	—	(597)	(1,353)	(6)	(2,088)
Recoveries payable to FDIC	5	—	6	—	—	11
Provision for loan losses charged to operations	$3,337	$(316)	$12,309	$6,936	$84	$22,350
Ending balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,441	$16	$6,077	$7,876	$—	$15,410
Collectively evaluated for impairment	2,756	1,057	11,114	13,103	900	28,930
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2013
Individually evaluated for impairment	$743	$—	$25,374	$30,624	$183	$56,924
Collectively evaluated for impairment	432,736	158,551	1,080,297	1,618,758	84,822	3,375,164
Acquired with deteriorated credit quality	35,484	2,885	102,562	301,190	6,809	448,930
Ending balance	$468,963	$161,436	$1,208,233	$1,950,572	$91,814	$3,881,018
December 31, 2012
Individually evaluated for impairment	$1,620	$—	$28,848	$34,400	$—	$64,868
Collectively evaluated for impairment	304,290	104,058	799,428	1,234,374	55,206	2,497,356
Acquired with deteriorated credit quality	11,140	1,648	75,147	157,869	2,225	248,029
Ending balance	$317,050	$105,706	$903,423	$1,426,643	$57,431	$2,810,253

(1)	Includes lease financing receivables.
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

Loans at December 31, 2012	$21,869
New loans and advances	15,630
Payments received	(2,435)
Changes in related parties	(306)
Loans at December 31, 2013	$34,758

No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2013 or 2012. Unfunded commitments to certain executive officers and directors and their associates totaled $6,855 and $5,170 at December 31, 2013 and 2012, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note E – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2013	2012
Premises	$109,570	$75,106
Leasehold improvements	6,185	6,426
Furniture and equipment	26,315	22,344
Computer equipment	9,033	6,664
Autos	271	221
Total	151,374	110,761
Accumulated depreciation	(49,849)	(44,009)
Net	$101,525	$66,752

Depreciation expense was $5,479, $5,043 and $4,146 for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $2,722, $2,567 and $2,489 for 2013, 2012 and 2011, respectively. The following is a summary of future minimum lease payments for years following December 31, 2013:

2014	$2,878
2015	2,433
2016	2,143
2017	1,859
2018	1,566
Thereafter	2,669
Total	$13,548

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note F – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs, as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
December 31, 2013
Residential real estate	$2,133	$6,767	$8,900
Commercial real estate	3,598	8,984	12,582
Residential land development	1,161	12,334	13,495
Commercial land development	6,050	11,860	17,910
Other	—	—	—
Total	$12,942	$39,945	$52,887
December 31, 2012
Residential real estate	$8,778	$7,842	$16,620
Commercial real estate	14,368	7,779	22,147
Residential land development	5,005	22,490	27,495
Commercial land development	17,383	6,221	23,604
Other	$—	$385	$385
Total	$45,534	$44,717	$90,251

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at December 31, 2011	$43,156	$70,079	$113,235
Transfers of loans	38,977	9,683	48,660
Capitalized improvements	—	507	507
Impairments(1)	(9,722)	(5,328)	(15,050)
Dispositions	(27,430)	(30,410)	(57,840)
Other	553	186	739
Balance at December 31, 2012	$45,534	$44,717	$90,251
Acquired OREO	—	13,527	13,527
Transfers of loans	7,302	11,164	18,466
Capitalized improvements	—	—	—
Impairments(1)	(7,623)	(1,434)	(9,057)
Dispositions	(32,214)	(28,027)	(60,241)
Other	(57)	(2)	(59)
Balance at December 31, 2013	$12,942	$39,945	$52,887

(1)
Of the total impairment charges of $9,722 recorded for covered OREO in 2012, $1,944 was included in the Consolidated Statements of Income for the year ended December 31, 2012, while the remaining $7,778 increased the FDIC loss-share indemnification asset. Of the total impairment charges of $7,623 recorded for covered OREO in 2013, $1,525 was included in the Consolidated Statements of Income for the year ended December 31, 2013, while the remaining $6,098 increased the FDIC loss-share indemnification asset.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note F – Other Real Estate Owned (continued)

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2013	2012	2011
Repairs and maintenance	$2,191	$2,996	$2,427
Property taxes and insurance	1,272	1,678	1,980
Impairments	3,270	7,272	8,224
Net losses on OREO sales	590	2,096	3,073
Rental income	(357)	(446)	(378)
Total	$6,966	$13,596	$15,326

Note G – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 were as follows:

Goodwill
Balance at December 31, 2011	$184,879
Adjustment to previously recorded goodwill	(20)
Balance at December 31, 2012	$184,859
Addition to goodwill from First M&F acquisition	91,333
Adjustment to previously recorded goodwill	(92)
Balance at December 31, 2013	$276,100

The adjustments to previously recorded goodwill in 2013 and 2012 reflect tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2013
Core deposit intangible	$38,317	$(11,750)	$26,567
Customer relationship intangible	1,970	(307)	1,663
Total finite-lived intangible assets	$40,287	$(12,057)	$28,230
December 31, 2012
Core deposit intangible	$13,284	$(9,013)	$4,271
Customer relationship intangible	1,970	(175)	1,795
Total finite-lived intangible assets	$15,254	$(9,188)	$6,066

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note G – Goodwill and Other Intangible Assets (continued)

Aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2,869, $1,381 and $1,742, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2014	$5,607
2015	4,878
2016	4,260
2017	3,549
2018	2,989
Thereafter	6,947
Total	$28,230

Note H – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights were as follows:

Carrying value at January 1, 2013	$4,233
Capitalization	5,607
Amortization	(846)
Carrying value at December 31, 2013	$8,994

Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2013 are as follows:

Unpaid principal balance	$889,213
Weighted-average prepayment speed (CPR)	5.07%
Estimated impact of a 10% increase	$(717)
Estimated impact of a 20% increase	(955)

Discount rate	11.26%
Estimated impact of a 100bp increase	$(785)
Estimated impact of a 200bp increase	(1,077)

Weighted-average coupon interest rate	3.43%
Weighted-average servicing fee (basis points)	25.09
Weighted-average remaining maturity (in months)	291

Note I – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2013	2012
Noninterest-bearing deposits	$856,020	$568,214
Interest-bearing demand deposits	2,144,001	1,455,180
Savings deposits	327,667	245,173
Time deposits	1,514,224	1,192,654
Total deposits	$4,841,912	$3,461,221

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note I – Deposits (continued)

The approximate scheduled maturities of time deposits at December 31, 2013 are as follows:

2014	$827,796
2015	359,856
2016	136,418
2017	77,233
2018	94,143
Thereafter	18,778
Total	$1,514,224

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2013 and 2012 was $774,402 and $608,647, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $13,242 and $10,145 at December 31, 2013 and 2012, respectively.
Note J – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2013	2012
Securities sold under agreements to repurchase	$2,061	$5,254
Fed Funds purchased	222	—
Total short-term borrowings	$2,283	$5,254

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2013	2012	2011	2013	2012	2011
Federal funds purchased	$8,072	$4,346	$30	0.17%	0.15%	1.73%
Treasury, tax and loan notes	—	—	2,551	—	—	—
Securities sold under agreements to repurchase	5,107	8,031	11,835	0.17	0.18	0.25
Total short-term borrowings	$13,179	$12,377	$14,416	0.17%	0.17%	0.21%

The Company maintained a treasury, tax and loan notes account with the Federal Reserve with any balance collateralized by assets of Renasant Bank in 2010 and 2011. Effective January 2012, a portion of the Treasury Tax and Loan program was eliminated. As a result, all deposits held by the Company were withdrawn as of December 31, 2011. In addition, the Company maintains lines of credit with correspondent banks totaling $75,000 at December 31, 2013. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2013 or 2012.

Note K – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Federal Home Loan Bank advances	$75,405	$83,843
Junior subordinated debentures	94,187	75,609
Total long-term debt	$169,592	$159,452

Federal Home Loan Bank advances

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note K – Long-Term Debt (continued)

Long-term advances from the FHLB outstanding at December 31, 2013 had maturities ranging from 2013 to 2030 with a combination of fixed and floating rates ranging from 1.60% to 7.93%. Weighted-average interest rates on outstanding advances at December 31, 2013 and 2012 were 4.20% and 4.20%, respectively. These advances are collateralized by a blanket lien on the Company’s mortgage loans. The Company had availability on unused lines of credit with the FHLB of $1,595,864 at December 31, 2013.
The Company repaid FHLB advances prior to their contractual maturity of $0 in 2013, $24,000 in 2012, and $50,000 in 2011, and, as a result, incurred prepayment penalties of $0, $898 and $1,903 for the years ended December 31, 2013, 2012, and 2011, respectively.
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
The following table provides details on the debentures as of December 31, 2013:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.09%	2033	$20,000
PHC Statutory Trust II	31,959	2.11	2035	31,000
Heritage Financial Statutory Trust I	10,310	10.20	2031	10,000
Capital Bancorp Capital Trust I	12,372	1.75	2035	12,000
First M&F Statutory Trust I	30,928	1.57	2036	18,000

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
Pursuant to the merger with Heritage, the Company assumed the debentures issued to Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued to Heritage Financial Statutory Trust I had a carrying value of $188 and $349 at December 31, 2013 and 2012, respectively. The premium is being amortized through February 2015. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note K – Long-Term Debt (continued)

Pursuant to the merger with First M&F, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company's assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $12,189 at December 31, 2013. The discount is being amortized through March 2036. The interest for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. The Company also assumed from First M&F a pay-fixed, receive-floating interest rate swap, maturing on March 15, 2018, which calls for the Company to pay a fixed rate of 3.795% and receive a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis. For more information about the interest rate swap, see Note S, "Derivative Instruments." The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
The Company has classified $91,000 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of these debentures as Tier 1 capital.
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
The aggregate stated maturities of long-term debt outstanding at December 31, 2013, are summarized as follows:

2014	$6,555
2015	6,472
2016	1,592
2017	—
2018	44,034
Thereafter	110,939
Total	$169,592

Note L – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2013 were $630,266 and $30,062, respectively, compared to $463,684 and $34,391, respectively, at December 31, 2012.
Various claims and lawsuits are pending against the Company and Renasant Bank. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.
Market risk resulting from interest rate changes on particular off-balance sheet financial instruments may be offset by other on - or off-balance sheet transactions. Interest rate sensitivity is monitored by the Company for determining the net effect of potential changes in interest rates on the market value of both on- and off-balance sheet financial instruments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note M – Income Taxes
(In Thousands)
Significant components of the provision for income taxes (benefits) are as follows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$12,092	$24,512	$10,655
State	452	432	886
	12,544	24,944	11,541
Deferred
Federal	(169)	(16,093)	(2,300)
State	(116)	(2,023)	(198)
	(285)	(18,116)	(2,498)
	$12,259	$6,828	$9,043

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	$16,011	$11,713	$12,136
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(2,765)	(2,825)	(2,831)
BOLI income	(1,430)	(1,179)	(988)
Investment tax credits	(1,063)	(921)	(199)
Amortization of investment in low-income housing tax credits	998	2,083	—
State income tax (benefit) expense, net of federal benefit	383	(775)	9
Decrease to valuation allowance	(164)	(816)	(61)
Other items, net	289	(452)	977
	$12,259	$6,828	$9,043

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note M – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows for the periods presented:

	2013	2012
Deferred tax assets
Allowance for loan losses	$26,128	$20,207
Purchase accounting adjustments	15,236	7,850
Deferred compensation	9,755	9,108
Net unrealized losses on securities	5,470	28
Impairment of assets	5,450	4,821
State net operating loss carryforwards	557	317
Other	7,175	6,555
Gross deferred tax assets	69,771	48,886
Valuation allowance on state net operating loss carryforwards	(152)	(317)
Total deferred tax assets	69,619	48,569
Deferred tax liabilities
Basis difference in acquired assets	6,900	12,196
Investment in partnerships	2,469	2,943
Core deposit intangible	604	1,056
Depreciation	2,644	2,870
Other	2,316	459
Total deferred tax liabilities	14,933	19,524
Net deferred tax assets	$54,686	$29,045

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2010 through 2012. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2010 through 2012.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 is as follows:

	2013	2012	2011
Balance at January 1	$1,723	$1,423	$1,801
Additions based on positions related to current period	455	300	469
Additions based on positions related to prior period	—	—	—
Reductions based on positions related to prior period	—	—	—
Settlements	—	—	(716)
Reductions due to lapse of statute of limitations	—	—	(131)
Balance at December 31	$2,178	$1,723	$1,423
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2013 relative to any tax positions taken prior to January 1, 2013. The Company had accrued $569, $446 and $364 for interest and penalties related to unrecognized tax benefits as of December 31, 2013, 2012 and 2011, respectively.

Note N – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code. The Company contributed $100 to the pension plan for 2012. No contributions were made to the pension plan for 2013. The Company

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note N – Employee Benefit and Deferred Compensation Plans (continued)

does not anticipate that a contribution will be required in 2014. The plan’s accumulated benefit obligations and the projected benefit obligations are substantially the same since benefit accruals under the plan ceased at 1996 levels. As a result of the merger with First M&F, the M&F Bank pension plan was merged into the Company's existing pension plan during the fourth quarter of 2013. The accumulated benefit obligation for the plan was $27,364 and $19,428 at December 31, 2013 and 2012, respectively. There is no additional minimum pension liability required to be recognized.
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
The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2013, and for the year then ended.
Information relating to the defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) as of December 31, 2013 and 2012 is as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$19,428	$17,815	$1,543	$1,764
Service cost	—	—	28	23
Interest cost	899	863	70	65
Plan participants’ contributions	—	—	95	96
Actuarial loss (gain)	(1,344)	1,914	505	(235)
Benefits paid	(1,372)	(1,164)	(159)	(170)
Addition from business combination	9,753	—	—	—
Benefit obligation at end of year	$27,364	$19,428	$2,082	$1,543
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$16,008	$15,426
Actual return on plan assets	3,776	1,646
Contribution by employer	—	100
Benefits paid	(1,372)	(1,164)
Addition from business combination	9,577	—
Fair value of plan assets at end of year	$27,989	$16,008
Funded status at end of year	$625	$(3,420)	$(2,082)	$(1,543)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.83%	3.90%	4.66%	3.04%
The discount rate assumptions at December 31, 2013 were determined using a yield curve approach. A yield curve was developed for a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the benefit plans. The selected discount rate is the rate that produces the same present value of the benefit plan's projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$28	$23	$36
Interest cost	899	863	914	70	65	80
Expected return on plan assets	(1,445)	(1,193)	(1,230)	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss	427	355	303	195	73	140
Net periodic benefit cost	(119)	25	(13)	293	161	256
Net actuarial (gain)/loss arising during the period	(3,675)	1,460	1,882	505	(235)	(114)
Amortization of net actuarial loss recognized in net periodic pension cost	(427)	(355)	(303)	(195)	(73)	(140)
Total recognized in other comprehensive income	(4,102)	1,105	1,579	310	(308)	(254)
Total recognized in net periodic benefit cost and other comprehensive income	$(4,221)	$1,130	$1,566	$603	$(147)	$2
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	3.90%	5.06%	5.50%	3.04%	4.61%	4.75%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2014	$2,037	$233
2015	2,014	244
2016	2,088	215
2017	2,048	201
2018	2,069	203
2019 - 2023	10,166	789

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2013 are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	(7,046)	(895)
Total	$(7,046)	$(895)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	182	109
Total	$182	$109

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The investment objective for the pension or defined benefit plan is to achieve above average income and moderate long term growth. An investment committee appointed by management seeks to accomplish this objective by combining an equity income strategy (approximately 60% - 70%), which generally invests in larger capitalization common stocks, and an intermediate fixed income strategy (approximately 30% to 40%), which generally invests in U.S. Government securities and investment grade corporate bonds. In response to the current interest rate environment, the committee has begun allocating assets to the higher end of the target range for equity funds in order to lessen the impact of anticipated rising interest rates on the fixed income funds. Furthermore, the plan assets from the M&F Bank pension plan, currently invested in cash and cash equivalents presented in the table below, will be deployed to an asset mix similar to the plan's current allocation. It is the investment committee’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by the committee.
The plan’s expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2013 and 2012 follow below. Equity securities consist primarily of common stocks of both U.S. companies and international companies that are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). Fixed income securities consist of U.S. Government securities and investment grade corporate bonds. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model (Level 2).

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2013
Cash and cash equivalents	$10,971	$—	$—	$10,971
Equity securities:
U.S. large cap companies	3,622	—	—	3,622
U.S. mid cap companies	4,079	—	—	4,079
U.S. small cap companies	2,237	—	—	2,237
International companies	1,212	—	—	1,212
Fixed income securities:
U.S. government bonds	—	2,673	—	2,673
Other corporate bonds	—	3,195	—	3,195
	$22,121	$5,868	$—	$27,989

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2012
Cash and cash equivalents	$430	$—	$—	$430
Equity securities:
U.S. large cap companies	3,059	—	—	3,059
U.S. mid cap companies	3,490	—	—	3,490
U.S. small cap companies	1,980	—	—	1,980
International companies	1,177	—	—	1,177
Fixed income securities:
U.S. government bonds	—	2,458	—	2,458
Other corporate bonds	—	3,414	—	3,414
	$10,136	$5,872	$—	$16,008

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are automatically enrolled in the plan when employment commences. Company contributions are allocated to participants who are employed on the last day of each plan year and credited with 1000 hours of service during the year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2013, 2012 and 2011 were $5,488, $4,645 and $4,228, respectively.
The Company adopted the “Performance Based Rewards” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2013 and 2012 was $4,376 and $1,953, respectively. The Company did not make any payments under the plan during 2011 and thus did not incur any expense. In 2011, one of the performance metrics was satisfied. However, the performance metric was met due to the gain recognized from the American Trust acquisition. Therefore, the Board of Directors’ compensation committee exercised its discretion to determine that no cash bonuses would be paid based on the occurrence of an extraordinary event.
The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested at the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2013, 2012 and 2011 for the Company’s deferred compensation plans, inclusive of deferrals, was $2,088, $1,573 and $1,393, respectively.
The Company assumed four supplemental executive retirement plans (SERPs) in connection with the merger with Capital. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement liabilities totaled $2,842 and $2,451 at December 31, 2013 and 2012, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and restricted stock. The plan replaced the long-term incentive plan adopted in 2001 as the prior plan expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $469, $538 and $486 for the years ended December 31, 2013, 2012 and 2011, respectively, for options granted under the plan.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for each option grant:

	2013 Grant	2012 Grant	2011 Grant
Dividend yield	3.55%	4.55%	4.02%
Expected volatility	37%	37%	36%
Risk-free interest rate	0.76%	0.79%	1.97%
Expected lives	6 years	6 years	6 years
Weighted average fair value	$4.47	$3.10	$3.93

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The following table summarizes information about options issued under the long-term equity incentive plan as of and for the three years ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,228,290	$18.88
Granted	170,000	16.91
Exercised	(1,265)	8.29
Forfeited	(69,750)	16.40
Outstanding at December 31, 2011	1,327,275	$18.77	4.90	$927
Exercisable at December 31, 2011	1,028,442	$19.54	3.87	$848
Granted	172,000	14.96
Exercised	(163,652)	13.54
Forfeited	(56,375)	21.81
Outstanding at December 31, 2012	1,279,248	$18.79	5.14	$2,838
Exercisable at December 31, 2012	949,082	$19.92	4.01	$1,646
Assumed in acquisition	11,557	21.16
Granted	52,500	19.14
Exercised	(272,957)	19.22
Forfeited	(10,000)	27.20
Outstanding at December 31, 2013	1,060,348	$18.64	4.89	$13,592
Exercisable at December 31, 2013	843,237	$19.21	4.08	$10,331
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $633, $757 and $8, respectively. The total grant date fair value of options vested during the same periods was $535, $479, and $382, respectively.
The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives, and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $2,330, $830 and $134 for the years ended December 31, 2013, 2012 and 2011, respectively, for restricted stock awarded under the plan. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2013:

	Performance- Based Restricted Stock		Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—		$—	9,684	$15.49
Granted	93,526	(1)	19.14	32,338	22.70
Vested	(93,526)		19.14	(19,038)	17.41
Cancelled	—		—	(646)	15.49
Nonvested at end of year	—		$—	22,338	$24.30

(1)
In January 2013, the Company awarded 69,850 shares of performance-based restricted stock based on the target level of performance goals. The Company exceeded the financial performance measures for the award; therefore, an additional 23,676 shares were issued for a total award of 93,526 shares.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note N – Employee Benefit and Deferred Compensation Plans (continued)

Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $334 and $405, respectively, at December 31, 2013. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.2 and 1.8 years for stock options and restricted stock, respectively.
At December 31, 2013, an aggregate of 371,419 common shares were reserved for issuance under the Company’s employee benefit plans.

Note O – Restrictions on Cash, Bank Dividends, Loans or Advances
(In Thousands)
Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2013 and 2012, Renasant Bank’s reserve requirements with the Federal Reserve were $35,689 and $31,259, respectively, with which it was in full compliance.
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
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2013, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $50,546. As of December 31, 2013, Company borrowings from Renasant Bank totaled $1,500.

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

As of December 31, 2013, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of December 31, 2013 the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note P – Regulatory Matters (continued)

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2013		2012
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$473,817	8.68%	$388,362	9.86%
Tier 1 Capital to Risk-Weighted Assets	473,817	11.41%	388,362	12.74%
Total Capital to Risk-Weighted Assets	522,181	12.58%	426,877	14.00%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$457,798	8.40%	$379,602	9.67%
Tier 1 Capital to Risk-Weighted Assets	457,798	11.05%	379,602	12.47%
Total Capital to Risk-Weighted Assets	505,463	12.20%	417,717	13.73%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note Q – Segment Reporting (continued)

The following table provides financial information for our operating segments as of and for the years ended December 31, 2013 2012 and 2011:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2013
Net interest income	$158,390	$135	$1,275	$(2,599)	$157,201
Provision for loan losses	10,219	—	131	—	10,350
Noninterest income	58,865	5,619	7,415	72	71,971
Noninterest expense	160,894	4,268	7,091	823	173,076
Income before income taxes	46,142	1,486	1,468	(3,350)	45,746
Income taxes	13,036	575	—	(1,352)	12,259
Net income (loss)	$33,106	$911	$1,468	$(1,998)	$33,487
Total assets	$5,671,119	$17,312	$44,669	$13,170	$5,746,270
Goodwill	273,343	2,757	—	—	276,100
2012
Net interest income	$134,463	$96	$1,326	$(2,547)	$133,338
Provision for loan losses	18,172	—	(47)	—	18,125
Noninterest income	57,594	4,049	6,984	84	68,711
Noninterest expense	140,244	3,149	6,491	575	150,459
Income before income taxes	33,641	996	1,866	(3,038)	33,465
Income taxes	7,202	386	400	(1,160)	6,828
Net income (loss)	$26,439	$610	$1,466	$(1,878)	$26,637
Total assets	$4,117,998	$12,094	$38,971	$9,553	$4,178,616
Goodwill	182,076	2,783	—	—	184,859
2011
Net interest income	$130,140	$112	$1,297	$(2,263)	$129,286
Provision for loan losses	22,381	—	(31)	—	22,350
Noninterest income	55,310	3,812	5,487	90	64,699
Noninterest expense	128,850	2,958	4,741	411	136,960
Income before income taxes	34,219	966	2,074	(2,584)	34,675
Income taxes	9,118	375	539	(989)	9,043
Net income (loss)	$25,101	$591	$1,535	$(1,595)	$25,632
Total assets	$4,144,940	$10,645	$40,852	$5,571	$4,202,008
Goodwill	182,096	2,783	—	—	184,879
In connection with the FDIC-assisted acquisition of American Trust in 2011, the Company recognized a gain on acquisition of $8,774 in 2011, which is included in “Noninterest income” for the Community Banks segment in the table above.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,068	$—	$6,068
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	259,992	—	259,992
Government agency collateralized mortgage obligations	—	146,545	—	146,545
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,041	—	42,041
Government agency collateralized mortgage obligations	—	5,066	—	5,066
Trust preferred securities	—	—	17,671	17,671
Other debt securities	—	19,554	—	19,554
Other equity securities	—	4,317	—	4,317
Total securities available for sale	—	483,583	17,671	501,254
Derivative instruments:
Interest rate swap	—	208	—	208
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	464	—	464
Forward commitments	—	335	—	335
Total derivative instruments	—	2,819	—	2,819
Mortgage loans held for sale	—	33,440	—	33,440
Total financial assets	$—	$519,842	$17,671	$537,513
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$1,428	$—	$1,428
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	52	—	52
Forward commitments	—	24	—	24
Total derivative instruments	—	3,316	—	3,316
Total financial liabilities	$—	$3,316	$—	$3,316

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2012
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,442	$—	$2,442
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	144,817	—	144,817
Government agency collateralized mortgage obligations	—	117,521	—	117,521
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	45,058	—	45,058
Government agency collateralized mortgage obligations	—	5,407	—	5,407
Trust preferred securities	—	—	15,068	15,068
Other debt securities	—	22,930	—	22,930
Other equity securities	—	3,068	—	3,068
Total securities available for sale	—	341,243	15,068	356,311
Derivative instruments:
Interest rate contracts	—	3,083	—	3,083
Interest rate lock commitments	—	1,571	—	1,571
Total derivative instruments	—	4,654	—	4,654
Mortgage loans held for sale	$—	$34,845	$—	$34,845
Total financial assets	$—	$380,742	$15,068	$395,810
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$2,164	$—	$2,164
Interest rate contracts	—	3,152	—	3,152
Forward commitments	—	198	—	198
Total derivative instruments	—	5,514	—	5,514
Total financial liabilities	$—	$5,514	$—	$5,514

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

	Securities available for sale
	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2012	$12,785	$2,237	$15,022
Realized gains (losses) included in net income	—	14	14
Unrealized gains included in other comprehensive income	4,081	782	4,863
Reclassification adjustment	(952)	—	(952)
Sales	—	—	—
Issues	—	—	—
Settlements	(846)	—	(846)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(3,033)	(3,033)
Balance at December 31, 2012	$15,068	$—	$15,068
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	3,684	—	3,684
Sales	—	—	—
Issues	—	—	—
Settlements	(1,081)	—	(1,081)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2013	$17,671	$—	$17,671

For 2013 and 2012, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$17,671	Discounted cash flows	Default rate	0-100%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
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

	Level 1	Level 2	Level 3	Totals
December 31, 2013
Impaired loans	$—	$—	$11,900	$11,900
OREO	—	—	36,306	36,306
Total	$—	$—	$48,206	$48,206

	Level 1	Level 2	Level 3	Totals
December 31, 2012
Impaired loans	$—	$—	$20,178	$20,178
OREO	—	—	33,761	33,761
Total	$—	$—	$53,939	$53,939

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the year ended December 31, 2013 and 2012, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $12,998 and $27,149 at December 31, 2013 and December 31, 2012, respectively, and a specific reserve for these loans of $1,098 and $6,971 was included in the allowance for loan losses for the same periods ended.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	December 31, 2013	December 31, 2012
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$13,067	$19,254
Impairment recognized in results of operations	(707)	(901)
Increase in FDIC loss-share indemnification asset	(2,829)	(3,602)
Receivable from other guarantor	(768)	(41)
Fair value	$8,763	$14,710
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$30,436	$22,277
Impairment recognized in results of operations	(2,893)	(3,226)
Fair value	$27,543	$19,051

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2013 and 2012, respectively, and no impairment charges were recognized in earnings during 2013 or 2012.
The following table presents information as of December 31, 2013 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$11,900	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$36,306	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net losses of $620 resulting from fair value changes of these mortgage loans were recorded in income during 2013. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2013
Mortgage loans held for sale measured at fair value	$33,440	$33,217	$223
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets
Cash and cash equivalents	$246,648	$246,648	$—	$—	$246,648
Securities held to maturity	412,075	—	408,567	—	408,567
Securities available for sale	501,254	—	483,583	17,671	501,254
Mortgage loans held for sale	33,440	—	33,440	—	33,440
Loans covered under loss-share agreements	181,674	—	—	182,244	182,244
Loans not covered under loss-share agreements, net	3,651,679	—	—	3,590,446	3,590,446
FDIC loss-share indemnification asset	26,273	—	—	26,273	26,273
Mortgage servicing rights	8,994			9,840	9,840
Derivative instruments	2,818	—	2,818	—	2,818
Financial liabilities
Deposits	$4,841,912	$3,327,688	$1,520,667	$—	$4,848,355
Short-term borrowings	2,283	2,283	—	—	2,283
Federal Home Loan Bank advances	75,405	—	80,989	—	80,989
Junior subordinated debentures	94,187	—	78,301	—	78,301
Derivative instruments	3,096	—	3,096	—	3,096

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note R – Fair Value Measurements (continued)

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

Note S – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. In the first quarter of 2011, the Company began entering into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2013, the Company had notional amounts of $76,220 on interest rate contracts with corporate customers and $76,220 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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
In connection with its merger of First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the merger with First M&F.
In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013. Deferred gains related to the swaps of $203, $503, and $610 were amortized into net interest income for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $54,807 and $72,757 at December 31, 2013 and 2012, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $50,000 and $100,000 at December 31, 2013 and 2012, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note S – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet	December 31,
	Location	2013	2012
Derivative assets:
Designated as hedging instruments:
Interest rate swap	Other Assets	$208	$—
Totals		$208	$—
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,812	$3,083
Interest rate lock commitments	Other Assets	464	1,571
Forward commitments	Other Assets	335	—
Totals		$2,611	$4,654
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$1,428	$2,164
Totals		$1,428	$2,164
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,812	$3,152
Interest rate lock commitments	Other Liabilities	52	—
Forward commitments	Other Liabilities	24	198
Totals		$1,888	$3,350

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note S – Derivative Instruments (continued)

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2013	2012	2011
Derivatives designated as cash flow hedging instruments:
Interest rate swap:
Included in interest income on loans	$203	$503	$610
Total	$203	$503	$610
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$3,193	$2,345	$994
Included in other noninterest expense	69	(69)	—
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	(1,159)	375	881
Forward commitments
Included in gains on sales of mortgage loans held for sale	509	(3,550)	(427)
Total	$2,612	$(899)	$1,448

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Gross amounts recognized	$2,818	$4,654	$3,315	$5,514
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	2,818	4,654	3,315	5,514
Gross amounts not offset in the consolidated balance sheets
Financial instruments	1,664	—	1,664	—
Financial collateral pledged	—	—	—	4,950
Net amounts	$1,154	$4,654	$1,651	$564

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2013	2012
Assets
Cash and cash equivalents(1)	$9,723	$3,883
Investments	7,315	6,568
Investment in bank subsidiary(1)	739,688	563,345
Accrued interest receivable on bank balances(1)	6	9
Stock options receivable(1)	1,967	102
Other assets	4,637	4,048
Total assets	$763,336	$577,955
Liabilities and shareholders’ equity
Junior subordinated debentures	$94,187	$75,609
Intercompany borrowed funds(1)	1,500	1,500
Accrued interest payable on intercompany borrowed funds(1)	25	21
Other liabilities	1,972	2,617
Shareholders’ equity	665,652	498,208
Total liabilities and shareholders’ equity	$763,336	$577,955

(1)	Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2013	2012	2011
Income
Dividends from bank subsidiary(1)	$19,303	$18,117	$17,071
Interest income from bank subsidiary(1)	10	16	30
Other dividends	492	114	81
Other income	39	22	202
Total income	19,844	18,269	17,384
Expenses	3,892	3,190	2,898
Income before income tax benefit and equity in undistributed net income of bank subsidiary	15,952	15,079	14,486
Income tax benefit	(1,352)	(1,160)	(989)
Equity in undistributed net income of bank subsidiary(1)	16,183	10,398	10,157
Net income	$33,487	$26,637	$25,632

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$33,487	$26,637	$25,632
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(16,183)	(10,398)	(10,157)
Amortization/Depreciation/Accretion	21	(161)	(350)
Decrease (increase) in other assets	1,969	(418)	183
(Decrease) increase in other liabilities	(122)	2,139	590
Net cash provided by operating activities	19,172	17,799	15,898
Investing activities
Purchases of securities held to maturity and available for sale	(1,420)	(3,515)	—
Sales and maturities of securities held to maturity and available for sale	3,000	—	—
Investment in subsidiaries	—	—	(15,000)
Net cash received in acquisition	3,917	—	—
Net cash used in investing activities	5,497	(3,515)	(15,000)
Financing activities
Cash paid for dividends	(19,303)	(17,117)	(17,071)
Cash received on exercise of stock-based compensation	276	548	218
Excess tax(expense) benefits from exercise of stock options	198	(56)	—
Proceeds from advances from bank subsidiary	—	1,500	—
Net cash (used in) provided by financing activities	(18,829)	(15,125)	(16,853)
Increase (decrease) in cash and cash equivalents	5,840	(841)	(15,955)
Cash and cash equivalents at beginning of year	3,883	4,724	20,679
Cash and cash equivalents at end of year	$9,723	$3,883	$4,724

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note U – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Interest income	$38,945	$39,945	$44,638	$57,076
Interest expense	5,564	5,541	5,890	6,408
Net interest income	33,381	34,404	38,748	50,668
Provision for loan losses	3,050	3,000	2,300	2,000
Noninterest income	17,378	17,317	18,935	18,341
Noninterest expense	37,600	37,734	46,613	51,129
Income before income taxes	10,109	10,987	8,770	15,880
Income taxes	2,538	2,968	2,133	4,620
Net income	$7,571	$8,019	$6,637	$11,260
Basic earnings per share	$0.30	$0.32	$0.24	$0.36
Diluted earnings per share	$0.30	$0.32	$0.24	$0.36

2012
Interest income	$40,505	$39,978	$39,154	$39,676
Interest expense	7,662	6,568	6,022	5,723
Net interest income	32,843	33,410	33,132	33,953
Provision for loan losses	4,800	4,700	4,625	4,000
Noninterest income	16,387	16,238	18,014	18,072
Noninterest expense	36,621	36,710	38,631	38,497
Income before income taxes	7,809	8,238	7,890	9,528
Income taxes	1,835	1,893	853	2,247
Net income	$5,974	$6,345	$7,037	$7,281
Basic earnings per share	$0.24	$0.25	$0.28	$0.29
Diluted earnings per share	$0.24	$0.25	$0.28	$0.29

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note V – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2013
Securities available for sale:
Unrealized holding gains on securities	$(11,124)	$(4,255)	$(6,869)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(348)	(133)	(215)
Total securities available for sale	(11,357)	(4,344)	(7,013)
Derivative instruments:
Unrealized holding losses on derivative instruments	2,146	821	1,325
Reclassification adjustment for gains realized in net income	(203)	(78)	(125)
Total derivative instruments	1,943	743	1,200
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	3,170	1,213	1,957
Amortization of net actuarial loss recognized in net periodic pension cost	621	237	384
Total defined benefit pension and post-retirement benefit plans	3,791	1,450	2,341
Total other comprehensive loss	$(5,623)	$(2,151)	$(3,472)
Year Ended December 31, 2012
Securities available for sale:
Unrealized holding gains on securities	$5,351	$2,046	$3,305
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(1,894)	(724)	(1,170)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(567)	(217)	(350)
Total securities available for sale	2,890	1,105	1,785
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,164)	(828)	(1,336)
Reclassification adjustment for gains realized in net income	(503)	(192)	(311)
Total derivative instruments	(2,667)	(1,020)	(1,647)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(1,225)	(469)	(756)
Amortization of net actuarial loss recognized in net periodic pension cost	428	164	264
Total defined benefit pension and post-retirement benefit plans	(797)	(305)	(492)
Total other comprehensive income	$(574)	$(220)	$(354)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note V – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2011
Securities available for sale:
Unrealized holding gains on securities	$36,346	$13,903	$22,443
Non-credit related portion of other-than-temporary impairment on securities	(15,183)	(5,807)	(9,376)
Reclassification adjustment for gains realized in net income	(4,795)	(1,834)	(2,961)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(1,000)	(383)	(617)
Total securities available for sale	15,368	5,879	9,489
Derivative instruments:
Unrealized holding gains on derivative instruments	—	—	—
Reclassification adjustment for gains realized in net income	(610)	(233)	(377)
Total derivative instruments	(610)	(233)	(377)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(1,769)	(677)	(1,092)
Amortization of net actuarial loss recognized in net periodic pension cost	444	170	274
Total defined benefit pension and post-retirement benefit plans	(1,325)	(507)	(818)
Total other comprehensive loss	$13,433	$5,139	$8,294

The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2013	2012	2011
Unrealized gains on securities	$10,370	$17,428	$15,643
Non-credit related portion of other-than-temporary impairment on securities	(17,428)	(17,474)	(17,474)
Unrealized gains/(losses) on derivative instruments	(12)	(1,211)	436
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(4,903)	(7,244)	(6,752)
Total accumulated other comprehensive gain/(loss)	$(11,973)	$(8,501)	$(8,147)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

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

	Year Ended December 31,
	2013	2012	2011
Basic
Net income applicable to common stock	$33,487	$26,637	$25,632
Average common shares outstanding	27,269,613	25,108,652	25,058,381
Net income per common share—basic	$1.23	$1.06	$1.02
Diluted
Net income applicable to common stock	$33,487	$26,637	$25,632
Average common shares outstanding	27,269,613	25,108,652	25,058,381
Effect of dilutive stock-based compensation	191,144	66,340	127,750
Average common shares outstanding—diluted	27,460,757	25,174,992	25,186,131
Net income per common share—diluted	$1.22	$1.06	$1.02

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2013	2012
Number of shares	164,540	1,186,644
Range of exercise prices	$19.14 - $30.63	$14.96 - $30.63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2013, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Corporate Overview,” and then “Governance Documents,” and then “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: Chief Financial Officer. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance
The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Board of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the headings “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference.
The following table includes certain information about the Company’s equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information at December 31, 2013
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	983,668	$19.00	252,807
Equity compensation plans not approved by security holders(2)	76,680	14.04	118,612
Total	1,060,348	$18.64	371,419

(1)	As of December 31, 2013, there were two shareholder-approved equity compensation plans:

•
The first shareholder approved plan is the 2001 LTIP, which expired by its terms on October 8, 2011. On its expiration date, a total of 1,537,500 shares of common stock had been authorized for issuance under the plan. At December 31, 2013, options to acquire 762,501 shares were outstanding. No further grants or awards can be made under the 2001 LTIP.

•
At the 2011 annual meeting of shareholders held on April 9, 2011, our shareholders approved the 2011 LTIP. A total of 600,000 shares of common stock have been reserved for grant, award or issuance under the 2011 LTIP. As of December 31, 2013, 252,807 shares are remaining for issuance under the 2011 LTIP.

(2)	As of December 31, 2013, there were three equity compensation plans that were not approved by our shareholders:

•
In connection with the merger with Capital, we assumed the Capital 2001 Stock Option Plan, under which options to purchase an aggregate of 67,306 shares of our common stock remained outstanding as of December 31, 2013; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•
In connection with the merger with First M&F, we assumed the First M&F Corporation 2005 Equity Incentive Plan, under which options to purchase an aggregate of 9,374 shares of our common stock remained outstanding as of December 31, 2013; no additional options or other forms of equity incentives will be granted or awarded under the plan.

•
The Deferred Stock Units Plan or “DSU Plan” is described in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders under the heading “Compensation Discussion and Analysis - How are perquisites and retirement plans integrated into our compensation program?”. An aggregate of 317,500 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 198,888 shares of our common stock have been credited to participant accounts.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2013, 2012 and 2011 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2013 and 2012
(iv)	Consolidated Statements of Income – Years ended December 31, 2013, 2012 and 2011
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2013, 2012 and 2011
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011
(viii)	Notes to Consolidated Financial Statements

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

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013, as amended(2)

(3)(i)	Articles of Incorporation of the Company, as amended(3)

(3)(ii)	Restated Bylaws of the Company (4)

(4)(i)	Articles of Incorporation of the Company, as amended(3)

(4)(ii)	Restated Bylaws of the Company (4)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(5)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(6)

(10)(iii)	The Peoples Holding Company Plan of Assumption of Renasant Bancshares, Inc. Stock Option Plan*(7)

(10)(iv)	The Peoples Holding Company Plan of Assumption of Heritage Financial Holding Corporation Incentive Stock Compensation Plan*(8)

(10)(v)	Description of Performance Based Rewards Bonus Plan*(9)

(10)(vi)	Renasant Bank Executive Deferred Income Plan, as amended*(10)

(10)(vii)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(11)

(10)(viii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation, as amended.*(12)

(10)(ix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(13)

(10)(x)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(14)

(10)(xi)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(15)

(10)(xii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(16)

(10)(xiii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan.*(17)

(10)(xiv)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(18)

(10)(xv)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(19)

(10)(xvi)	Renasant Corporation Severance Pay Plan*(20)

(10)(xvii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Stuart R. Johnson*(21)

(10)(xviii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and C. Mitchell Waycaster*(22)

(10)(xix)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Michael D. Ross*(23)

(10)(xx)	The Renasant Corporation 2011 Long-Term Incentive Compensation Plan, as amended*(24)

(10)(xxi)	Change in Control Agreement dated as of January 18, 2011 between Renasant Corporation and Kevin D. Chapman*(25)

(10)(xxii)	Renasant Corporation Legacy Option Plan*(26)

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.
(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.
(3)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(4)	Filed as exhibit 3(ii) to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference.
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

(13)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(14)	Filed as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(15)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(16)	Filed as exhibit 10.8 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(17)
Filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(18)
Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(19)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by reference.
(20)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
(21)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
(22)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
(23)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 4, 2010 and incorporated herein by reference.
(24)
Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-179973) filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

(25)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.
(26)	Filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 8, 2013 and incorporated herein by reference.

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

RENASANT CORPORATION

Date:	March 11, 2014	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date:	March 11, 2014	by:	/s/ William M. Beasley
William M. Beasley
Director

Date:	March 11, 2014	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date:	March 11, 2014	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date:	March 11, 2014	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 11, 2014	by:	/s/ Hollis C. Cheek
Hollis C. Cheek
Director

Date:	March 11, 2014	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	March 11, 2014	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	March 11, 2014	by:	/s/ Jill V. Deer
Jill V. Deer
Director

S-1

Date:	March 11, 2014	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date:	March 11, 2014	by:	/s/ John T. Foy
John T. Foy
Director

Date:	March 11, 2014	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date:	March 11, 2014	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	March 11, 2014	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	March 11, 2014	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date:	March 11, 2014	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2014	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date:	March 11, 2014	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date:	March 11, 2014	by:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Director

Date:	March 11, 2014	by:	/s/ Michael D. Shmerling
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

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.