Form 10-Q
period 2014-03-31
RENASANT CORP
filed 2014-05-09
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, 31,484,327 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$82,991	$87,342
Interest-bearing balances with banks	218,624	159,306
Cash and cash equivalents	301,615	246,648
Securities held to maturity (fair value of $484,780 and $408,576 respectively)	482,410	412,075
Securities available for sale, at fair value	564,278	501,254
Mortgage loans held for sale, at fair value	28,433	33,440
Loans, net of unearned income:
Covered under loss-share agreements	173,545	181,674
Not covered under loss-share agreements	3,693,883	3,699,344
Total loans, net of unearned income	3,867,428	3,881,018
Allowance for loan losses	(48,048)	(47,665)
Loans, net	3,819,380	3,833,353
Premises and equipment, net	102,184	101,525
Other real estate owned:
Covered under loss-share agreements	10,218	12,942
Not covered under loss-share agreements	37,523	39,945
Total other real estate owned, net	47,741	52,887
Goodwill	276,144	276,100
Other intangible assets, net	26,759	28,230
FDIC loss-share indemnification asset	24,963	26,273
Other assets	228,924	234,485
Total assets	$5,902,831	$5,746,270
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$914,964	$856,020
Interest-bearing	4,089,820	3,985,892
Total deposits	5,004,784	4,841,912
Short-term borrowings	—	2,283
Long-term debt	168,700	169,592
Other liabilities	52,632	66,831
Total liabilities	5,226,116	5,080,618
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,166 and 32,656,182 shares issued, respectfully; 31,480,395 and 31,387,668 shares outstanding, respectively	163,281	163,281
Treasury stock, at cost	(22,109)	(23,023)
Additional paid-in capital	342,113	342,552
Retained earnings	203,037	194,815
Accumulated other comprehensive loss, net of taxes	(9,607)	(11,973)
Total shareholders’ equity	676,715	665,652
Total liabilities and shareholders’ equity	$5,902,831	$5,746,270
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2014	2013
Interest income
Loans	$49,546	$34,158
Securities
Taxable	4,243	2,791
Tax-exempt	2,189	1,947
Other	199	49
Total interest income	56,177	38,945
Interest expense
Deposits	4,373	4,080
Borrowings	1,833	1,484
Total interest expense	6,206	5,564
Net interest income	49,971	33,381
Provision for loan losses	1,450	3,050
Net interest income after provision for loan losses	48,521	30,331
Noninterest income
Service charges on deposit accounts	5,916	4,500
Fees and commissions	4,972	4,831
Insurance commissions	1,863	818
Wealth management revenue	2,144	1,724
Gains on sales of securities	—	54
BOLI income	731	730
Gains on sales of mortgage loans held for sale	1,585	3,565
Other	1,405	1,113
Total noninterest income	18,616	17,335
Noninterest expense
Salaries and employee benefits	28,428	21,274
Data processing	2,695	2,043
Net occupancy and equipment	4,847	3,604
Other real estate owned	1,701	2,049
Professional fees	1,200	1,173
Advertising and public relations	1,528	1,490
Intangible amortization	1,471	323
Communications	1,682	1,127
Merger-related expenses	195	—
Other	3,898	4,474
Total noninterest expense	47,645	37,557
Income before income taxes	19,492	10,109
Income taxes	5,895	2,538
Net income	$13,597	$7,571
Basic earnings per share	$0.43	$0.30
Diluted earnings per share	$0.43	$0.30
Cash dividends declared per common share	$0.17	$0.17

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2014	2013
Net income	$13,597	$7,571
Other comprehensive income, net of tax:
Securities:
Unrealized holding gains on securities	2,784	146
Reclassification adjustment for losses (gains) realized in net income	—	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(44)	(66)
Total securities	2,740	151
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(419)	207
Reclassification adjustment for gains realized in net income	—	(53)
Totals derivative instruments	(419)	154
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	45	72
Total defined benefit pension and post-retirement benefit plans	45	72
Other comprehensive income, net of tax	2,366	377
Comprehensive income	$15,963	$7,948

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net cash provided by operating activities	$20,260	$41,340
Investing activities
Purchases of securities available for sale	(76,282)	(70,720)
Proceeds from sales of securities available for sale	—	9,013
Proceeds from call/maturities of securities available for sale	17,069	21,425
Purchases of securities held to maturity	(128,684)	(59,987)
Proceeds from sales of securities held to maturity	—	4,461
Proceeds from call/maturities of securities held to maturity	57,890	28,590
Net decrease/(increase) in loans	12,038	(3,608)
Purchases of premises and equipment	(2,293)	(2,337)
Net cash used in investing activities	(120,262)	(73,163)
Financing activities
Net increase (decrease) in noninterest-bearing deposits	58,944	(1,149)
Net increase in interest-bearing deposits	103,928	95,103
Net (decrease) increase in short-term borrowings	(2,283)	1,594
Repayment of long-term debt	(989)	(2,197)
Cash paid for dividends	(5,372)	(4,300)
Cash received on exercise of stock-based compensation	—	225
Excess tax benefit from stock-based compensation	741	155
Net cash provided by financing activities	154,969	89,431
Net increase in cash and cash equivalents	54,967	57,608
Cash and cash equivalents at beginning of period	246,648	132,420
Cash and cash equivalents at end of period	$301,615	$190,028
Supplemental disclosures
Cash paid for interest	$6,543	$5,779
Cash paid for income taxes	$4,993	$2,645
Noncash transactions:
Transfers of loans to other real estate owned	$2,585	$5,828

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 11, 2014.

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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after March 31, 2014 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Obligations of other U.S. Government agencies and corporations	$185,056	$10	$(6,764)	$178,302
Obligations of states and political subdivisions	297,354	10,594	(1,470)	306,478
	$482,410	$10,604	$(8,234)	$484,780
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$125,061	$14	$(8,727)	$116,348
Obligations of states and political subdivisions	287,014	7,897	(2,683)	292,228
	$412,075	$7,911	$(11,410)	$408,576

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. The Company had no sales of such securities in the first quarter ending 2014. However, the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during the same period in 2013. The securities sold showed significant credit deterioration because our analysis led us to conclude that the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. The securities sold during the first quarter of 2013 had a carrying value of $4,292, and the Company recognized a net gain of $169 on the sale.

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Obligations of other U.S. Government agencies and corporations	$6,138	$136	$(159)	$6,115
Residential mortgage backed securities:
Government agency mortgage backed securities	303,024	3,254	(3,296)	302,982
Government agency collateralized mortgage obligations	168,484	1,464	(4,028)	165,920
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,063	1,402	(406)	42,059
Government agency collateralized mortgage obligations	4,184	72	—	4,256
Trust preferred securities	27,514	290	(8,426)	19,378
Other debt securities	18,918	357	(177)	19,098
Other equity securities	2,775	1,695	—	4,470
	$572,100	$8,670	$(16,492)	$564,278

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$6,144	$125	$(201)	$6,068
Residential mortgage backed securities:
Government agency mortgage backed securities	261,659	2,747	(4,414)	259,992
Government agency collateralized mortgage obligations	149,682	1,542	(4,679)	146,545
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,252	1,373	(584)	42,041
Government agency collateralized mortgage obligations	5,007	59	—	5,066
Trust preferred securities	27,531	73	(9,933)	17,671
Other debt securities	19,544	240	(230)	19,554
Other equity securities	2,775	1,542	—	4,317
	$513,594	$7,701	$(20,041)	$501,254

Gross realized gains and gross realized losses on sales of securities available for sale for the three months ended March 31, 2014 and 2013 were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Gross gains on sales of securities available for sale	$—	$—
Gross losses on sales of securities available for sale	—	(115)
Loss on sales of securities available for sale, net	$—	$(115)

At March 31, 2014 and December 31, 2013, securities with a carrying value of $748,738 and $604,571, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $4,991 and $7,626 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2014 and December 31, 2013, respectively.
The amortized cost and fair value of securities at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$69,290	$69,391	$—	$—
Due after one year through five years	54,751	56,469	1,075	1,146
Due after five years through ten years	208,703	204,699	5,063	4,969
Due after ten years	149,666	154,221	27,514	19,378
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	303,024	302,982
Government agency collateralized mortgage obligations	—	—	168,484	165,920
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	41,063	42,059
Government agency collateralized mortgage obligations	—	—	4,184	4,256
Other debt securities	—	—	18,918	19,098
Other equity securities	—	—	2,775	4,470
	$482,410	$484,780	$572,100	$564,278

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2014
Obligations of other U.S. Government agencies and corporations	26	$126,526	$(6,053)	2	$9,279	$(711)	28	$135,805	$(6,764)
Obligations of states and political subdivisions	70	45,661	(1,205)	6	4,087	(265)	76	49,748	(1,470)
Total	96	$172,187	$(7,258)	8	$13,366	$(976)	104	185,553	$(8,234)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	26	$105,747	$(7,826)	2	$9,090	$(901)	28	$114,837	$(8,727)
Obligations of states and political subdivisions	111	59,503	(2,578)	2	933	(105)	113	60,436	(2,683)
Total	137	$165,250	$(10,404)	4	$10,023	$(1,006)	141	$175,273	$(11,410)
Available for Sale:
March 31, 2014
Obligations of other U.S. Government agencies and corporations	0	$3,841	$(159)	0	$—	$—	0	$3,841	$(159)
Residential mortgage backed securities:
Government agency mortgage backed securities	33	148,117	(2,197)	5	18,501	(1,100)	38	166,618	(3,297)
Government agency collateralized mortgage obligations	17	73,776	(2,025)	8	32,315	(2,003)	25	106,091	(4,028)
Commercial mortgage backed securities:
Government agency mortgage backed securities	3	10,487	(406)	0	—	—	3	10,487	(406)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	4	17,964	(8,426)	4	17,964	(8,426)
Other debt securities	1	2,713	(170)	1	1,817	(7)	2	4,530	(177)
Total	54	$238,934	$(4,957)	18	$70,597	$(11,536)	72	$309,531	$(16,493)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	1	$3,799	$(201)	0	$—	$—	1	$3,799	$(201)
Residential mortgage backed securities:
Government agency mortgage backed securities	32	134,858	(3,451)	3	13,239	(963)	35	148,097	(4,414)
Government agency collateralized mortgage obligations	17	68,496	(3,468)	4	16,750	(1,211)	21	85,246	(4,679)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	16,570	(584)	0	—	—	4	16,570	(584)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	16,456	(9,933)	3	16,456	(9,933)
Other debt securities	3	7,100	(217)	1	1,897	(13)	4	8,997	(230)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	57	$230,823	$(7,921)	11	$48,342	$(12,120)	68	$279,165	$(20,041)

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
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $27,514 and $27,531 and a fair value of $19,378 and $17,671, at March 31, 2014 and December 31, 2013, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At March 31, 2014, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three months ended March 31, 2014 or 2013.
However, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at March 31, 2014. Investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2014:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,125	$1,415	$290	Caa3	28%
XXIII	Pooled	B-2	8,746	5,495	(3,251)	B1	20%
XXIV	Pooled	B-2	12,076	8,175	(3,901)	Ca	34%
XXVI	Pooled	B-2	5,567	4,293	(1,274)	Ca	30%
			$27,514	$19,378	$(8,136)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2014	2013
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at March 31	$(3,337)	$(3,337)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	March 31, 2014	December 31, 2013
Commercial, financial, agricultural	$440,116	$468,963
Lease financing	623	53
Real estate – construction	155,900	161,436
Real estate – 1-4 family mortgage	1,211,260	1,208,233
Real estate – commercial mortgage	1,968,158	1,950,572
Installment loans to individuals	91,382	91,762
Gross loans	3,867,439	3,881,019
Unearned income	(11)	(1)
Loans, net of unearned income	3,867,428	3,881,018
Allowance for loan losses	(48,048)	(47,665)
Net loans	$3,819,380	$3,833,353

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2014
Commercial, financial, agricultural	$1,565	$354	$435,597	$437,516	$36	$1,207	$1,357	$2,600	$440,116
Lease financing	—	—	623	623	—	—	—	—	623
Real estate – construction	265	—	153,987	154,252	—	1,648	—	1,648	155,900
Real estate – 1-4 family mortgage	11,884	1,727	1,182,749	1,196,360	550	7,722	6,628	14,900	1,211,260
Real estate – commercial mortgage	7,712	1,041	1,907,796	1,916,549	2,939	37,035	11,635	51,609	1,968,158
Installment loans to individuals	366	154	90,783	91,303	—	71	8	79	91,382
Unearned income	—	—	(11)	(11)	—	—	—	—	(11)
Total	$21,792	$3,276	$3,771,524	$3,796,592	$3,525	$47,683	$19,628	$70,836	$3,867,428
December 31, 2013
Commercial, financial, agricultural	$2,067	$607	$463,521	$466,195	$138	$1,959	$671	$2,768	$468,963
Lease financing	—	—	53	53	—	—	—	—	53
Real estate – construction	664	—	159,124	159,788	—	1,648	—	1,648	161,436
Real estate – 1-4 family mortgage	10,168	2,206	1,179,703	1,192,077	1,203	6,041	8,912	16,156	1,208,233
Real estate – commercial mortgage	8,870	1,286	1,888,745	1,898,901	966	37,439	13,266	51,671	1,950,572
Installment loans to individuals	706	88	90,880	91,674	—	80	8	88	91,762
Unearned income	—	—	(1)	(1)	—	—	—	—	(1)
Total	$22,475	$4,187	$3,782,025	$3,808,687	$2,307	$47,167	$22,857	$72,331	$3,881,018

There were no restructured loans contractually 90 days past due or more at March 31, 2014 or December 31, 2013. The outstanding balance of restructured loans on nonaccrual status was $9,696 and $10,078 at March 31, 2014 and December 31, 2013, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2014
Commercial, financial, agricultural	$9,534	$723	$4,761	$5,484	$253
Lease financing	—	—	—	—	—
Real estate – construction	2,834	—	1,882	1,882	—
Real estate – 1-4 family mortgage	32,727	21,831	4,481	26,312	7,285
Real estate – commercial mortgage	123,870	32,529	46,960	79,489	7,724
Installment loans to individuals	—	—	—	—	—
Total	$168,965	$55,083	$58,084	$113,167	$15,262
December 31, 2013
Commercial, financial, agricultural	$6,575	$743	$2,043	$2,786	$260
Lease financing	—	—	—	—	—
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	42,868	25,374	8,542	33,916	7,353
Real estate – commercial mortgage	108,963	30,624	38,517	69,141	7,036
Installment loans to individuals	620	183	77	260	1
Totals	$161,473	$56,924	$50,827	$107,751	$14,650

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$7,745	$5	$3,758	$—
Lease financing	—	—	—	—
Real estate – construction	2,037	2	1,650	—
Real estate – 1-4 family mortgage	27,754	34	43,097	183
Real estate – commercial mortgage	91,277	64	79,940	343
Installment loans to individuals	—	—	—	—
Total	$128,813	$105	$128,445	$526

(1)
Includes interest income recognized using the cash-basis method of income recognition of $0. The Company recognized $289 interest income using the cash-basis method of income recognition during the three months ended March 31, 2014.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans. The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2014
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	22	19,042	9,061
Real estate – commercial mortgage	16	12,785	10,741
Installment loans to individuals	—	—	—
Total	38	$31,827	$19,802
December 31, 2013
Commercial, financial, agricultural	1	$20	$19
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	19,371	10,354
Real estate – commercial mortgage	16	12,785	10,934
Installment loans to individuals	1	182	171
Total	41	$32,358	$21,478

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2014	41	$21,478
Additional loans with concessions	—	—
Reductions due to:
Reclassified as nonperforming	(1)	(331)
Paid in full	(2)	(190)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns		(1,155)
Lapse of concession period	—	—
Totals at March 31, 2014	38	$19,802

The allocated allowance for loan losses attributable to restructured loans was $3,137 and $2,984 at March 31, 2014 and December 31, 2013, respectively. The Company had $0 and $93 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2014 and December 31, 2013, respectively.
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

	Pass	Watch	Substandard	Total
March 31, 2014
Commercial, financial, agricultural	$318,388	$7,083	$3,011	$328,482
Real estate – construction	109,808	840	—	110,648
Real estate – 1-4 family mortgage	130,472	11,822	21,875	164,169
Real estate – commercial mortgage	1,368,897	31,823	35,142	1,435,862
Installment loans to individuals	1,691	—	—	1,691
Total	$1,929,256	$51,568	$60,028	$2,040,852
December 31, 2013
Commercial, financial, agricultural	$328,959	$10,588	$4,266	$343,813
Real estate – construction	114,428	588	—	115,016
Real estate – 1-4 family mortgage	126,916	13,864	23,370	164,150
Real estate – commercial mortgage	1,338,340	32,892	35,121	1,406,353
Installment loans to individuals	19	—	—	19
Total	$1,908,662	$57,932	$62,757	$2,029,351

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

	Performing	Non- Performing	Total
March 31, 2014
Commercial, financial, agricultural	$80,738	$50	$80,788
Lease financing	623	—	623
Real estate – construction	42,480	—	42,480
Real estate – 1-4 family mortgage	946,404	2,358	948,762
Real estate – commercial mortgage	244,863	177	245,040
Installment loans to individuals	83,382	143	83,525
Total	$1,398,490	$2,728	$1,401,218
December 31, 2013
Commercial, financial, agricultural	$89,490	$176	$89,666
Lease financing	53	—	53
Real estate – construction	43,535	—	43,535
Real estate – 1-4 family mortgage	938,994	2,527	941,521
Real estate – commercial mortgage	242,363	666	243,029
Installment loans to individuals	84,855	79	84,934
Total	$1,399,290	$3,448	$1,402,738

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
March 31, 2014
Commercial, financial, agricultural	$—	$8,283	$22,563	$30,846
Lease financing	—	—	—	—
Real estate – construction	—	1,648	1,124	2,772
Real estate – 1-4 family mortgage	835	51,417	46,077	98,329
Real estate – commercial mortgage	23,164	88,173	175,919	287,256
Installment loans to individuals	—	25	6,141	6,166
Total	$23,999	$149,546	$251,824	$425,369
December 31, 2013
Commercial, financial, agricultural	$—	$9,546	$25,938	$35,484
Lease financing	—	—	—	—
Real estate – construction	—	1,648	1,237	2,885
Real estate – 1-4 family mortgage	835	53,631	48,096	102,562
Real estate – commercial mortgage	23,684	92,302	185,204	301,190
Installment loans to individuals	—	28	6,781	6,809
Total	$24,519	$157,155	$267,256	$448,930

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

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at March 31, 2014:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$66,318	$191,885	$337,443	$595,646
Nonaccretable difference(1)	(42,318)	(39,131)	(50,645)	(132,094)
Cash flows expected to be collected	24,000	152,754	286,798	463,552
Accretable yield(2)	(1)	(3,208)	(34,974)	(38,183)
Fair value	$23,999	$149,546	$251,824	$425,369

(1)	Represents contractual principal and interest cash flows of $582,714 and $12,932, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $3,352 expected to be collected and purchase discount of $34,888.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2014	$(13)	$(6,705)	$(1,129)	$(7,847)
Reclasses from nonaccretable difference	(17)	1,419	(37,489)	(36,087)
Accretion	29	2,078	3,587	5,694
Balance at March 31, 2014	$(1)	$(3,208)	$(35,031)	$(38,240)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(119)	—	(887)	(60)	(231)	(1,297)
Recoveries	37	5	151	30	7	230
Net (charge-offs) recoveries	(82)	5	(736)	(30)	(224)	(1,067)
Provision for loan losses	183	13	496	480	243	1,415
Benefit attributable to FDIC loss-share agreements	(68)	—	(69)	5	—	(132)
Recoveries payable to FDIC	5	—	158	4	—	167
Provision for loan losses charged to operations	120	13	585	489	243	1,450
Ending balance	$3,128	$1,109	$18,478	$24,147	$1,186	$48,048
Period-End Amount Allocated to:
Individually evaluated for impairment	$253	$—	$7,285	$7,724	$—	$15,262
Collectively evaluated for impairment	2,875	1,109	11,193	16,423	1,186	32,786
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,128	$1,109	$18,478	$24,147	$1,186	$48,048

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(234)	—	(614)	(593)	(64)	(1,505)
Recoveries	157	16	339	91	10	613
Net (charge-offs) recoveries	(77)	16	(275)	(502)	(54)	(892)
Provision for loan losses	(53)	(52)	1,197	1,825	542	3,459
Benefit attributable to FDIC loss-share agreements	(247)	—	(261)	(661)	—	(1,169)
Recoveries payable to FDIC	12	1	729	18	—	760
Provision for loan losses charged to operations	(288)	(51)	1,665	1,182	542	3,050
Ending balance	$2,942	$676	$19,737	$22,096	$1,054	$46,505
Period-End Amount Allocated to:
Individually evaluated for impairment	$699	$—	$8,641	$8,194	$—	$17,534
Collectively evaluated for impairment	2,243	676	11,096	13,902	1,054	28,971
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$2,942	$676	$19,737	$22,096	$1,054	$46,505

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)	Includes lease financing receivables.The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
March 31, 2014
Individually evaluated for impairment	$723	$—	$21,831	$32,523	$—	$55,077
Collectively evaluated for impairment	408,547	153,128	1,091,100	1,648,379	85,828	3,386,982
Acquired with deteriorated credit quality	30,846	2,772	98,329	287,256	6,166	425,369
Ending balance	$440,116	$155,900	$1,211,260	$1,968,158	$91,994	$3,867,428
December 31, 2013
Individually evaluated for impairment	$743	$—	$25,374	$30,624	$183	$56,924
Collectively evaluated for impairment	432,736	158,551	1,080,297	1,618,758	84,822	3,375,164
Acquired with deteriorated credit quality	35,484	2,885	102,562	301,190	6,809	448,930
Ending balance	$468,963	$161,436	$1,208,233	$1,950,572	$91,814	$3,881,018

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
March 31, 2014
Residential real estate	$1,671	$6,466	$8,137
Commercial real estate	3,083	8,513	11,596
Residential land development	916	10,419	11,335
Commercial land development	4,548	12,125	16,673
Total	$10,218	$37,523	$47,741
December 31, 2013
Residential real estate	$2,133	$6,767	$8,900
Commercial real estate	3,598	8,984	12,582
Residential land development	1,161	12,334	13,495
Commercial land development	6,050	11,860	17,910
Other	—	—	—
Total	$12,942	$39,945	$52,887

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2014	$12,942	$39,945	$52,887
Acquired OREO	—	—	—
Transfers of loans	1,031	1,554	2,585
Capitalized improvements	—	—	—
Impairments(1)	(1,552)	(528)	(2,080)
Dispositions	(2,232)	(3,341)	(5,573)
Other	29	(107)	(78)
Balance at March 31, 2014	$10,218	$37,523	$47,741

(1)
Of the total impairment charges of $1,552 recorded for covered OREO, $310 was included in the Consolidated Statements of Income for the three months ended March 31, 2014, while the remaining $1,242 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Repairs and maintenance	$781	$353
Property taxes and insurance	241	353
Impairments	838	986
Net (gain) loss on OREO sales	(114)	470
Rental income	(45)	(113)
Total	$1,701	$2,049

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2014	$26,273
Changes in expected cash flows from initial estimates on:
Covered Loans	(90)
Covered OREO	1,183
Reimbursable expenses	136
Accretion	—
Reimbursements received from the FDIC	(2,539)

Balance at March 31, 2014	$24,963

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at March 31, 2014 and December 31, 2013.
Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three months ended March 31, 2014 and 2013.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2014	$8,994
Capitalization	798
Amortization	(278)

Balance at March 31, 2014	$9,514

Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2014 are as follows:

Unpaid principal balance	$950,600

Weighted-average prepayment speed (CPR)	4.41%
Estimated impact of a 10% increase	$(768)
Estimated impact of a 20% increase	(1,031)

Discount rate	11.26%
Estimated impact of a 10% increase	$(826)
Estimated impact of a 20% increase	(1,139)

Weighted-average coupon interest rate	3.71%
Weighted-average servicing fee (basis points)	25.09
Weighted-average remaining maturity (in years)	24.17

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note G - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$—	$—	$6	$7
Interest cost	318	188	23	12
Expected return on plan assets	(539)	(311)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	45	97	27	19
Net periodic benefit cost (return)	$(176)	$(26)	$56	$38

There were no stock options granted during the three months ended March 31, 2014.

In January 2013, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employs the following assumptions with respect to its stock option grants in 2013:

	2014 Grant	2013 Grant
Shares granted	—	52,500
Dividend yield	—%	3.55%
Expected volatility	—%	37%
Risk-free interest rate	—%	0.76%
Expected lives		6 years
Weighted average exercise price	$—	$19.14
Weighted average fair value	$—	$4.47

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In connection with its merger with First M&F during the third quarter of 2013, the Company assumed First M&F's 2005 Equity Incentive Plan and Stock Option Plan, under which options to purchase an aggregate of 11,557 shares of the Company's common stock were outstanding as of the date of assumption. The assumed options had a weighted average exercise price of $21.16 and a weighted average remaining contractual life of 2.05 years at the date of assumption. The fair value of the stock options assumed on the date of assumption was $68 and was estimated using the Black-Scholes option-pricing model. No additional options or other forms of equity incentives will be granted or awarded under this plan.

The following table summarizes the changes in stock option grants as of and for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,060,350	$18.64
Assumed from acquisition	—	—
Granted	—	—
Exercised	(61,567)	14.63
Forfeited	—	—
Options outstanding at end of period	998,783	$18.89

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under a long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company's common stock on the day immediately preceding the grant date. The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2014:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	69,850	$19.14	22,338	$24.30
Granted	78,600	31.46	22,500	31.46
Vested	(69,850)	19.14	—	—
Cancelled	—	—	—	—
Nonvested at end of period	78,600	$31.46	44,838	$27.89
During the three months ended March 31, 2014, the Company reissued 92,727 shares from treasury in connection with the exercise of stock options and issuance of restricted stock. The Company recorded total stock-based compensation expense of $871 and $478 for the three months ended March 31, 2014 and 2013, respectively.

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

•
The Wealth Management segment offers a broad range of fiduciary services which includes the administration and management of trust accounts including personal and corporate benefit accounts, self-directed IRAs, and custodial

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

accounts. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2014
Net interest income	$50,636	$63	$311	$(1,039)	$49,971
Provision for loan losses	1,389	—	61	—	1,450
Noninterest income	14,083	2,393	2,116	24	18,616
Noninterest expense	44,125	1,474	1,868	178	47,645
Income (loss) before income taxes	19,205	982	498	(1,193)	19,492
Income taxes	5,978	380	—	(463)	5,895
Net income (loss)	13,227	602	498	(730)	13,597

Total assets	$5,826,289	$17,442	$44,345	$14,755	$5,902,831
Goodwill	273,387	2,757	—	—	276,144

Three months ended March 31, 2013
Net interest income	$33,677	$23	$295	$(614)	$33,381
Provision for loan losses	2,917	—	133	—	3,050
Noninterest income	14,547	1,033	1,734	21	17,335
Noninterest expense	35,059	813	1,581	104	37,557
Income (loss) before income taxes	10,248	243	315	(697)	10,109
Income taxes	2,723	94	—	(279)	2,538
Net income (loss)	$7,525	$149	$315	$(418)	$7,571

Total assets	$4,205,826	$10,214	$39,673	$11,945	$4,267,658
Goodwill	181,996	2,783	—	—	184,779

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,115	$—	$6,115
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	302,982	—	302,982
Government agency collateralized mortgage obligations	—	165,920	—	165,920
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,059	—	42,059
Government agency collateralized mortgage obligations	—	4,256	—	4,256
Trust preferred securities	—	—	19,378	19,378
Other debt securities	—	19,098	—	19,098
Other equity securities	—	4,470	—	4,470
Total securities available for sale	—	544,900	19,378	564,278
Derivative instruments:
Interest rate contracts	—	1,278	—	1,278
Interest rate lock commitments	—	967	—	967
Forward contracts	—	98	—	98
Total derivative instruments	—	2,343	—	2,343
Mortgage loans held for sale	—	28,433	—	28,433
Total financial assets	$—	$575,676	$19,378	$595,054
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,899	$—	$1,899
Interest rate contracts	—	1,278	—	1,278
Interest rate lock commitments	—	12	—	12
Forward commitments	—	87	—	87
Total derivative instruments	—	3,276	—	3,276
Total financial liabilities	$—	$3,276	$—	$3,276

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,068	$—	$6,068
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	259,992	—	259,992
Government agency collateralized mortgage obligations	—	146,545	—	146,545
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,041	—	42,041
Government agency collateralized mortgage obligations	—	5,066	—	5,066
Trust preferred securities	—	—	17,671	17,671
Other debt securities	—	19,554	—	19,554
Other equity securities	—	4,317	—	4,317
Total securities available for sale	—	483,583	17,671	501,254
Derivative instruments:
Interest rate swap	—	208	—	208
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	464	—	464
Forward commitments	—	335	—	335
Total derivative instruments	—	2,819	—	2,819
Mortgage loans held for sale	—	33,440	—	33,440
Total financial assets	$—	$519,842	$17,671	$537,513
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,428	$—	$1,428
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	52	—	52
Forward commitments	—	24	—	24
Total derivative instruments	—	3,316	—	3,316
Total financial liabilities	$—	$3,316	$—	$3,316

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2014.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2014 and 2013, respectively:

	Securities available for sale
Three Months Ended March 31, 2014	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2014	$17,671	$—	$17,671
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	1,724	—	1,724
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(17)	—	(17)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at March 31, 2014	$19,378	$—	$19,378

	Securities available for sale
Three Months Ended March 31, 2013	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2013	$15,068	$—	$15,068
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	1,878	—	1,878
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(784)	—	(784)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at March 31, 2013	$16,162	$—	$16,162

For the three months ended March 31, 2014 and 2013, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of March 31, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$19,378	Discounted cash flows	Default rate	0-100%

Nonrecurring Fair Value Measurements
Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

table provides the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets as of the dates presented and the level within the fair value hierarchy each is classified:

March 31, 2014	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$3,255	$3,255
OREO	—	—	7,221	7,221
Total	$—	$—	$10,476	$10,476

December 31, 2013	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$11,900	$11,900
OREO	—	—	36,306	36,306
Total	$—	$—	$48,206	$48,206

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three months ended March 31, 2014 and 2013, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $4,107 and $12,998 at March 31, 2014 and December 31, 2013, respectively, and a specific reserve for these loans of $852 and $1,098 was included in the allowance for loan losses for the periods ended on such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	March 31, 2014	December 31, 2013
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$4,170	$13,067
Impairment recognized in results of operations	(269)	(707)
Increase in FDIC loss-share indemnification asset	(1,078)	(2,829)
Receivable from other guarantor	(142)	(768)
Fair value	$2,681	$8,763
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$5,602	$30,436
Impairment recognized in results of operations	(1,062)	(2,893)
Fair value	$4,540	$27,543
The following table presents information as of March 31, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	3,255	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	7,221	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Net losses of $64 and $277 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2014 and March 31, 2013, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk are nominal. Interest income on mortgage loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income on the Consolidated Statements of Income.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

March 31, 2014	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$28,433	$28,275	$158
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of March 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$301,615	$301,615	$—	$—	$301,615
Securities held to maturity	482,410	—	484,780	—	484,780
Securities available for sale	564,278	—	544,900	19,378	564,278
Mortgage loans held for sale	28,433	—	28,433	—	28,433
Loans covered under loss-share agreements	173,545	—	—	174,167	174,167
Loans not covered under loss-share agreements, net	3,645,835	—	—	3,597,806	3,597,806
FDIC loss-share indemnification asset	24,963	—	—	24,963	24,963
Mortgage servicing rights	9,514	—	—	10,485	10,485
Derivative instruments	2,343	—	2,343	—	2,343
Financial liabilities
Deposits	$5,004,784	$3,539,545	$1,470,862	$—	$5,010,407
Federal Home Loan Bank advances	74,416	—	79,994	—	79,994
Junior subordinated debentures	94,284	—	78,855	—	78,855
Derivative instruments	3,348	—	3,348	—	3,348

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$246,648	$246,648	$—	$—	$246,648
Securities held to maturity	412,075	—	408,567	—	408,567
Securities available for sale	501,254	—	483,583	17,671	501,254
Mortgage loans held for sale	33,440	—	33,440	—	33,440
Loans covered under loss-share agreements	181,674	—	—	182,244	182,244
Loans not covered under loss-share agreements, net	3,651,679	—	—	3,590,446	3,590,446
FDIC loss-share indemnification asset	26,273	—	—	26,273	26,273
Mortgage servicing rights	8,994	—	—	9,840	9,840
Derivative instruments	2,818	—	2,818	—	2,818
Financial liabilities
Deposits	$4,841,912	$3,327,688	$1,520,667	$—	$4,848,355
Short-term borrowings	2,283	2,283	—	—	2,283
Federal Home Loan Bank advances	75,405	—	80,989	—	80,989
Junior subordinated debentures	94,187	—	78,301	—	78,301
Derivative instruments	3,096	—	3,096	—	3,096

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

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2014 and December 31, 2013, and no impairment charges were recognized in earnings for the three months ended March 31, 2014 and 2013, respectively.
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

Note J - Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2014, the Company had notional amounts of $73,950 on interest rate contracts with corporate customers and $73,950 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
In March and April 2012, the Company entered into two interest rate swap agreements effective March 30, 2014 and March 17, 2014, respectively. The Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures.
In connection with its merger with First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the merger with First M&F.
In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013, respectively. Deferred gains amortized into net interest income were $0 and $85 for the three months ended March 31, 2014 and 2013.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $83,103 and $54,807 at March 31, 2014 and December 31, 2013, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $75,000 and $50,000 at March 31, 2014 and December 31, 2013, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivative assets:
Designated as hedging instruments
Interest rate swap	Other Assets	—	208
Totals		—	208
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,278	$1,812
Interest rate lock commitments	Other Assets	967	464
Forward commitments	Other Assets	$98	$335
Totals		$2,343	$2,611
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$1,899	$1,428
Totals		$1,899	$1,428
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,278	$1,812
Interest rate lock commitments	Other Liabilities	12	52
Forward commitments	Other Liabilities	87	24
Totals		$1,377	$1,888

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$—	$85
Total	$—	$85
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$779	$799
Included in other noninterest expense	—	92
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	566	183
Forward commitments
Included in gains on sales of mortgage loans held for sale	189	198
Total	$1,534	$1,272

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross amounts recognized	$2,342	$2,818	$3,276	$3,315
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	2,342	2,818	3,276	3,315
Gross amounts not offset in the consolidated balance sheets
Financial instruments	573	1,664	573	1,664
Financial collateral pledged	—	—	—	—
Net amounts	$1,769	$1,154	$2,703	$1,651

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2014
Securities available for sale:
Unrealized holding gains on securities	$4,509	$1,725	$2,784
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(71)	(27)	(44)
Total securities available for sale	4,438	1,698	2,740
Derivative instruments:
Unrealized holding losses on derivative instruments	(679)	(260)	(419)
Reclassification adjustment for gains realized in net income	—	—	—
Total derivative instruments	(679)	(260)	(419)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	73	28	45
Total defined benefit pension and post-retirement benefit plans	73	28	45
Total other comprehensive income	$3,832	$1,466	$2,366
Three months ended March 31, 2013
Securities available for sale:
Unrealized holding gains on securities	$236	$90	$146
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(106)	(40)	(66)
Total securities available for sale	245	94	151
Derivative instruments:
Unrealized holding losses on derivative instruments	335	128	207
Reclassification adjustment for gains realized in net income	(85)	(32)	(53)
Total derivative instruments	250	96	154
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	116	44	72
Total defined benefit pension and post-retirement benefit plans	116	44	72
Total other comprehensive income	$611	$234	$377

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	March 31, 2014	December 31, 2013
Unrealized gains on securities	$13,110	$10,370
Non-credit related portion of other-than-temporary impairment on securities	(17,428)	(17,428)
Unrealized losses on derivative instruments	(431)	(12)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(4,858)	(4,903)
Total accumulated other comprehensive loss	$(9,607)	$(11,973)

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

	Three Months Ended
	March 31,
	2014	2013
Basic
Net income applicable to common stock	$13,597	$7,571
Average common shares outstanding	31,436,148	25,186,229
Net income per common share - basic	$0.43	$0.30
Diluted
Net income applicable to common stock	$13,597	$7,571
Average common shares outstanding	31,436,148	25,186,229
Effect of dilutive stock-based compensation	232,214	102,556
Average common shares outstanding - diluted	31,668,362	25,288,785
Net income per common share - diluted	$0.43	$0.30

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Number of shares	107,396	488,824
Range of exercise prices	$17.63 - $29.67	$19.14 - $30.63

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

The Company recorded approximately $116.4 million in intangible assets which consist of goodwill of $91,333 and core deposit intangible of $25,033. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.

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

The following table summarizes the fair value of assets acquired and liabilities assumed at acquisition date in connection with the merger with First M&F. The Company is finalizing the fair value of certain fixed assets and liabilities associated with First M&F's mortgage operations. As a result, the values included in the following table are preliminary and may change.

Cash and cash equivalents	$170,005
Securities	227,693
Mortgage loans held for sale	1,659
Loans, net of unearned income	899,246
Premises and equipment	32,259
Other real estate owned	13,527
Intangible assets	116,366
Other assets	55,848
Total assets	1,516,603

Deposits	1,325,872
Borrowings	25,346
Other liabilities	9,861

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the three months ended March 31, 2013 of the Company as though the merger with First M&F had been completed as of the beginning of 2013.

Three Months Ended March 31,
2013
Interest income	$54,854
Interest expense	7,706
Net interest income	47,148
Provision for loan losses	4,330
Noninterest income	23,080
Noninterest expense	51,646
Income before income taxes	14,252
Income taxes	3,817
Net income	$10,435
Earnings per share:
Basic	$0.33
Diluted	$0.33

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2014 compared to December 31, 2013.
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
Assets
Total assets were $5,902,831 at March 31, 2014 compared to $5,746,270 at December 31, 2013.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2014	Percentage of Portfolio	December 31, 2013	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$191,171	18.26%	$131,129	14.36%
Obligations of states and political subdivisions	297,354	28.41	287,014	31.43
Mortgage-backed securities	515,217	49.22	453,644	49.67
Trust preferred securities	19,378	1.85	17,671	1.93
Other debt securities	19,098	1.82	19,554	2.14
Other equity securities	4,470	0.44	4,317	0.47
	$1,046,688	100.00%	$913,329	100.00%

The balance of our securities portfolio at March 31, 2014 increased $133,359 to $1,046,688 from $913,329 at December 31, 2013. During the first three months of 2014, we purchased $204,966 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 37.22% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 56.10% and 6.68%, respectively, of total securities purchased in the first quarter of 2014. There were no securities sold during the first three months of 2014. Maturities and calls of securities during the first three months of 2014 totaled $74,959.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $27,514 and $27,531 and a fair value of $19,378 and $17,671 at March 31, 2014 and December 31, 2013, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 340 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the first quarter of 2014 or 2013. Furthermore, based on the qualitative factors discussed above, each of the four pooled trust preferred securities was classified as a nonaccruing asset at March 31, 2014 and December 31, 2013. Investment interest income is recorded on the cash-basis method until qualifying for return to accrual status.
Loans
The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2014	Percentage of Total Loans	December 31, 2013	Percentage of Total Loans
Commercial, financial, agricultural	$440,116	11.38%	$468,963	12.08%
Lease financing	612	0.02	52	0.01
Real estate – construction	155,900	4.03	161,436	4.16
Real estate – 1-4 family mortgage	1,211,260	31.32	1,208,233	31.13
Real estate – commercial mortgage	1,968,158	50.89	1,950,572	50.26
Installment loans to individuals	91,382	2.36	91,762	2.36
Total loans, net of unearned income	$3,867,428	100.00%	$3,881,018	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2014, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans in the categories table above.
Total loans at March 31, 2014 were $3,867,428, a decrease of $13,590 from $3,881,018 at December 31, 2013. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $173,545 at March 31, 2014, a decrease of $8,129, or 4.48% compared to $181,674 at December 31, 2013. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for five years from the acquisition date.

Loans not covered under loss-share agreements with the FDIC (sometimes referred to as “not covered loans”) at March 31, 2014 were $3,693,883, compared to $3,699,344 at December 31, 2013. Loans acquired from First M&F totaled $746,047 at March 31, 2014 compared to $813,543 at December 31, 2013. Excluding the loans acquired from First M&F, not covered loans increased $62,035 during the first three months of 2014. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $28,148 from December 31, 2013.
During the first three months of 2014, loans in our de novo markets of Mississippi, Tennessee and Alabama, excluding the contribution from First M&F, increased $14,056, $7,987 and $6,105, respectively.
The following table provides a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	March 31, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired M&F	Total Loans
Commercial, financial, agricultural	$347,828	$8,283	$84,005	$440,116
Lease financing	612	—	—	612
Real estate – construction:
Residential	70,532	1,648	4,275	76,455
Commercial	78,528	—	—	78,528
Condominiums	389	—	528	917
Total real estate – construction	149,449	1,648	4,803	155,900
Real estate – 1-4 family mortgage:
Primary	536,268	16,378	149,597	702,243
Home equity	202,144	12,100	33,658	247,902
Rental/investment	145,128	19,208	29,253	193,589
Land development	57,720	4,566	5,240	67,526
Total real estate – 1-4 family mortgage	941,260	52,252	217,748	1,211,260
Real estate – commercial mortgage:
Owner-occupied	572,769	51,785	187,967	812,521
Non-owner occupied	752,969	30,252	202,881	986,102
Land development	115,666	29,300	24,569	169,535
Total real estate – commercial mortgage	1,441,404	111,337	415,417	1,968,158
Installment loans to individuals	67,283	25	24,074	91,382
Total loans, net of unearned income	$2,947,836	$173,545	$746,047	$3,867,428

	December 31, 2013
	Not Acquired	Acquired and Covered Under Loss Share	Acquired M&F	Total Loans
Commercial, financial, agricultural	$341,600	$9,546	$117,817	$468,963
Lease financing	52	—	—	52
Real estate – construction:
Residential	62,577	1,648	7,907	72,132
Commercial	84,498	—	4,279	88,777
Condominiums		—	527	527
Total real estate – construction	147,075	1,648	12,713	161,436
Real estate – 1-4 family mortgage:
Primary	531,956	16,586	153,909	702,451
Home equity	196,387	13,167	34,482	244,036
Rental/investment	142,488	19,754	31,124	193,366
Land development	57,971	4,959	5,450	68,380
Total real estate – 1-4 family mortgage	928,802	54,466	224,965	1,208,233
Real estate – commercial mortgage:
Owner-occupied	563,104	54,294	172,520	789,918
Non-owner occupied	727,744	31,855	229,559	989,158
Land development	113,769	29,837	27,890	171,496
Total real estate – commercial mortgage	1,404,617	115,986	429,969	1,950,572
Installment loans to individuals	63,655	28	28,079	91,762
Total loans, net of unearned income	$2,885,801	$181,674	$813,543	$3,881,018
Mortgage loans held for sale were $28,433 at March 31, 2014 compared to $33,440 at December 31, 2013. Originations of mortgage loans to be sold totaled $104,354 in the first three months of 2014 compared to $159,141 for the same period in 2013. Mortgage rates in the latter half of 2011 declined to historic lows and remained at these historically low levels throughout the first quarter of 2013, which prompted a significant increase in refinancings and, thus mortgage originations during this time period. Beginning in the second quarter of 2013 and continuing through the first quarter of 2014, mortgage rates increased from these historically low levels, resulting in a slowdown in originations. The increase in mortgage rates could result in lower future mortgage originations as refinancings decrease.
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
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $5,004,784 and $4,841,912 at March 31, 2014 and December 31, 2013, respectively. Noninterest-bearing deposits were $914,964 and $856,020 at March 31, 2014 and December 31, 2013, respectively, while interest-bearing deposits were $4,089,820 and $3,985,892 at March 31, 2014 and December 31, 2013, respectively. The increase in total deposits at March 31, 2014 as compared to December 31, 2013 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. In addition, the increase in total deposits is partially attributable to a seasonal increase in public fund deposits.The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Deposits from our de novo locations have also contributed to the increase in deposits during the first three months of 2014. Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $317,173 at March 31, 2014 representing an increase of $45,496 from December 31, 2013.
Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $510,762 and $420,539 at March 31, 2014 and December 31, 2013, respectively.
Deposits in our Alabama and Georgia markets decreased $22,586 and $20,769, respectively, at March 31, 2014 from December 31, 2013. Deposits in our Mississippi and Tennessee markets increased $51,456 and $16,626, respectively, at March 31, 2014 from December 31, 2013.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There were no short-term borrowings on the balance sheet at March 31, 2014, which is a decrease of $2,283 from December 31, 2013.
At March 31, 2014, long-term debt totaled $168,700 compared to $169,592 at December 31, 2013. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. FHLB advances were $74,416 and $75,405 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, $6,582 of the total FHLB advances outstanding were scheduled to mature within twelve (12) months or less. The Company had $1,609,519 of availability on unused lines of credit with the FHLB at March 31, 2014 compared to $1,595,864 at December 31, 2013. The cost of our FHLB advances was 4.19% and 4.25% for the first three months of 2014 and 2013, respectively.

Results of Operations
Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013
Net Income
Net income for the three month period ended March 31, 2014 was $13,597 compared to net income of $7,571 for the three month period ended March 31, 2013. Basic and diluted earnings per share for the three month period ended March 31, 2014 were $0.43 as compared to $0.30 for the three month period ended March 31, 2013. The increase in net income and earnings per share in the first quarter 2014 as compared to the first quarter of 2013 was due primarily to the acquisition of First M&F, improvement in our net interest margin and continued improvement in our credit risk profile.
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 73.49% of total net revenue for the first quarter of 2014. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased to $49,971 for the first quarter of 2014 compared to $33,381 for the same period in 2013. On a tax equivalent basis, net interest income was $51,605 for the first quarter of 2014 as compared to $34,808 for the first quarter of 2013. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.04% during the first quarter of 2014 compared to 3.89% for the first quarter of 2013. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,888,673	$49,767	5.19%	$2,826,965	$34,324	4.92%
Securities:
Taxable(2)	712,102	3,977	2.23	475,150	2,767	2.36
Tax-exempt	290,417	3,868	5.33	223,713	3,232	5.86
Interest-bearing balances with banks	286,877	199	0.28	104,931	49	0.19
Total interest-earning assets	5,178,069	57,811	4.52	3,630,759	40,372	4.51
Cash and due from banks	93,578			163,321
Intangible assets	303,599			190,787
FDIC loss-share indemnification asset	25,309			44,291
Other assets	327,329			177,253
Total assets	$5,927,884			$4,206,411
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,243,068	$1,135	0.21%	$1,492,237	$922	0.25%
Savings deposits	336,655	72	0.09	246,801	120	0.20
Time deposits	1,495,022	3,166	0.86	1,204,209	3,038	1.02
Total interest-bearing deposits	4,074,745	4,373	0.35	2,943,247	4,080	0.56
Borrowed funds	170,091	1,833	4.35	163,981	1,484	3.67
Total interest-bearing liabilities	4,244,836	6,206	0.59	3,107,228	5,564	0.73
Noninterest-bearing deposits	949,317			549,514
Other liabilities	60,685			48,035
Shareholders’ equity	673,046			501,634
Total liabilities and shareholders’ equity	$5,927,884			$4,206,411
Net interest income/net interest margin		$51,605	4.04%		$34,808	3.89%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the first quarter of 2014 compared to the first quarter of 2013:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$13,474	$1,969	$15,443
Securities:
Taxable	1,360	(150)	1,210
Tax-exempt	913	(277)	636
Interest-bearing balances with banks	118	32	150
Total interest-earning assets	15,865	1,574	17,439
Interest expense:
Interest-bearing demand deposits	313	(99)	214
Savings deposits	86	(134)	(48)
Time deposits	370	(242)	128
Borrowed funds	59	291	350
Total interest-bearing liabilities	828	(184)	644
Change in net interest income	$15,037	$1,758	$16,795

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $57,811 for the first quarter of 2014 compared to $40,372 for the same period in 2013. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of First M&F which contributed to an increase in average earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Loans	75.10%	77.86%	5.19%	4.92%
Securities	19.36	19.25	3.17	3.48
Other	5.54	2.89	0.28	0.22
Total earning assets	100.00%	100.00%	4.53%	4.71%
For the first quarter of 2014, loan income, on a tax equivalent basis, increased $15,443 to $49,767 from $34,324 compared to the same period in 2013. The average balance of loans increased $1,061,708 from first quarter of 2014 compared to the first quarter of 2013 due in large part to the First M&F merger. The tax equivalent yield on loans was 5.19%, a 27 basis point increase from the first quarter of 2013. The increase in loan yields was a result of accretion of nonaccretable difference due to higher than expected levels of payoffs from the First M&F portfolio, offset partially by replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment.

Investment income, on a tax equivalent basis, increased $1,846 to $7,845 for the first quarter of 2014 from $5,999 for the first quarter of 2013. The average balance in the investment portfolio for the first quarter of 2014 was $1,002,519 compared to $698,863 for the same period in 2013. The increase in the average balance of the investment portfolio is due primarily to the First M&F merger. The tax equivalent yield on the investment portfolio for the first quarter of 2014 was 3.17%, down 31 basis points from the same period in 2013. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds the Company received from the maturity or call of the securities with higher rates. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense was $6,206 for the first quarter of 2014 as compared to $5,564 for the same period in 2013. The increase in interest expense was due to an increase average balance of interest bearing liabilities due to the First M&F merger partially offset by a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. The cost of interest-bearing liabilities was 0.59% for the three months ending March 31, 2014 as compared to 0.73% at March 31, 2013.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Noninterest-bearing demand	18.28%	15.03%	—%	—%
Interest-bearing demand	43.18	40.81	0.21	0.25
Savings	6.48	6.75	0.09	0.20
Time deposits	28.78	32.93	0.86	1.02
Federal Home Loan Bank advances	1.44	2.26	4.19	4.25
Other borrowed funds	1.84	2.22	4.47	3.08
Total deposits and borrowed funds	100.00%	100.00%	0.48%	0.62%

Interest expense on deposits was $4,373 and $4,080 for the first quarter of 2014 and 2013, respectively. The cost of interest-bearing deposits was 0.35% and 0.56% for the same periods. Interest expense on total borrowings was $1,833 and $1,484 for the first quarter of 2014 and 2013, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended March 31,
2014	2013
1.27%	1.67%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, bargain purchase gain resulting from certain acquisitions, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $18,616 for the first quarter of 2014 as compared to $17,335 for the same period in 2013. The increase in noninterest income and its related components is primarily attributable to the First M&F acquisition.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $5,916 and $4,500 for the first quarter of 2014 and 2013, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,631 for the three months ended March 31, 2014 compared to $3,614 for the same period in 2013. The increase in service charge revenues is primarily a result of the First M&F acquisition.

Fees and commissions increased to $4,972 during the first quarter of 2014 as compared to $4,831 for the same period in 2013. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $1,445 during the first quarter of 2014 as compared to $1,757 for the same period in 2013 as a direct result of the lower levels of mortgage originations between the periods. For the first quarter of 2014, fees associated with debit card usage were $2,730 as compared to $2,054 for the same period in 2013.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $1,863 and $818 for the three months ended March 31, 2014 and 2013, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, was $528 and $174 for the three months ending March 31, 2014 and 2013, respectively. The First M&F acquisition is a significant contributing factor to the increase in insurance commissions and contingency income for 2014.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,144 for the first quarter of 2014 compared to $1,724 for the same period in 2013. The market value of trust assets under management was $2,582,446 and $2,324,627 at March 31, 2014 and March 31, 2013, respectively.
Gains on sales of securities for the first quarter of 2013 were $54, resulting from the sale of approximately $13,409 in securities. The Company did not sell any securities during the first quarter of 2014.
Gains on the sale of mortgage loans held for sale were $1,585 and $3,565 for the three months ended March 31, 2014 and 2013, respectively. Originations of mortgage loans to be sold totaled $104,353 for the first quarter of 2014 as compared to $159,141 for the same period of 2013.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2014	2013
3.26%	3.62%

Noninterest expense was $47,645 and $37,557 for the first quarter of 2014 and 2013, respectively. The increase in noninterest expense and its related components is primarily attributable to the First M&F acquisition. Merger expense related to the First M&F acquisition was $195 for the three months ended, March 31, 2014. There were no merger related expenses for the same period in 2013.
Salaries and employee benefits increased $7,154 to $28,428 for the first quarter of 2014 as compared to $21,274 for the same period in 2013.
Data processing costs increased to $2,695 in the first quarter of 2014 from $2,043 for the same period in 2013. The increase for the first quarter of 2014 as compared to the same period in 2013 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.
Net occupancy and equipment expense for the first quarter of 2014 was $4,847, up from $3,604 for the same period in 2013.
Expenses related to other real estate owned for the first quarter of 2014 were $1,701 compared to $2,049 for the same period in 2013. Expenses on other real estate owned for the first quarter of 2014 include write downs of $838 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $5,573 was sold during the three months ended March 31, 2014, resulting in a net gain of $114. Expenses on other real estate owned for the three months ended March 31, 2013 included a $986 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $17,822 was sold during the three months ended March 31, 2013, resulting in a net loss of $470.
Professional fees include fees for legal and accounting services. Professional fees were $1,200 for the first quarter of 2014 as compared to $1,173 for the same period in 2013. The increase in professional fees is in large part attributable to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,528 for the first quarter of 2014 compared to $1,490 for the same period in 2013.
Amortization of intangible assets totaled $1,471 and $323 for the first quarter of 2014 and 2013, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the acquisition of First M&F.
Communication expenses, those expenses incurred for communication to clients and between employees, were $1,682 for the first quarter of 2014 as compared to $1,127 for the same period in 2013.

Efficiency Ratio
Three Months Ended March 31,
2014	2013
67.85%	72.03%

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
Income Taxes
Income tax expense for the first quarter of 2014 and 2013 was $5,895 and $2,538, respectively. The effective tax rates for those periods were 30.24% and 25.11%, respectively. The increased effective tax rate for the first quarter of 2014 as compared to the same period in 2013 is the result of the Company experiencing improvements in its financial results throughout 2013 and into the first quarter of 2014 as well as higher levels of taxable income as a result of the merger with First M&F.

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
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the first quarter 2014 were $1,067 compared to net charge-offs of $892 for the same period 2013. The level of net charge-offs since 2011 are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated.
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
The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial, agricultural	$3,128	$3,090	$2,942
Lease financing	—	—	1
Real estate – construction	1,109	1,091	676
Real estate – 1-4 family mortgage	18,478	18,629	19,737
Real estate – commercial mortgage	24,147	23,688	22,096
Installment loans to individuals	1,186	1,167	1,053
Total	$48,048	$47,665	$46,505

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	March 31, 2014	December 31, 2013	March 31, 2013
Specific reserves for impaired loans	$15,262	$14,650	$17,534
Allocated reserves for remaining portfolio	32,786	33,015	28,971
Total	$48,048	$47,665	$46,505

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company has recorded higher levels of provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate, which peaked in 2010. In addition, the increase in the provision for loan losses during these periods is attributable to management identifying potential credit deterioration through the internal loan grading system and increasing the allowance for loan losses in response. The Company experienced lower levels of classified loans and nonperforming loans in 2013 and through the first quarter of 2014. In combination with lower levels of classified loans and nonperforming loans, the Company has experienced improving credit quality measures that has resulted in a decrease in the provision for loan losses for the three month period ending March 31, 2014 as compared to the same period in 2013. The provision for loan losses was $1,450 and $3,050 for the first quarter of 2014 and 2013, respectively.
All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F merger and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during the three months ended March 31, 2014 or 2013. However, the provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $121 during the first quarter 2013 to cover charge-offs of such loans accounted for under ASC 310-30.
The table below reflects the activity in the allowance for loan losses for the periods presented :

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$47,665	$44,347
Charge-offs
Commercial, financial, agricultural	119	234
Lease financing	—	—
Real estate – construction	—	—
Real estate – 1-4 family mortgage	887	614
Real estate – commercial mortgage	60	593
Installment loans to individuals	231	64
Total charge-offs	1,297	1,505
Recoveries
Commercial, financial, agricultural	37	157
Lease financing	—	—
Real estate – construction	5	16
Real estate – 1-4 family mortgage	151	339
Real estate – commercial mortgage	30	91
Installment loans to individuals	7	10
Total recoveries	230	613
Net charge-offs	1,067	892
Provision for loan losses	1,450	3,050
Balance at end of period	$48,048	$46,505
Net charge-offs (annualized) to average loans	0.11%	0.13%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.30%	1.79%
Nonperforming loans not covered under loss share agreements	171.59%	166.19%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Real estate – construction:
Residential	$(5)	$(16)
Commercial	—	—
Condominiums	—	—
Total real estate – construction	(5)	(16)
Real estate – 1-4 family mortgage:
Primary	93	126
Home equity	215	240
Rental/investment	150	62
Land development	278	(153)
Total real estate – 1-4 family mortgage	736	275
Real estate – commercial mortgage:
Owner-occupied	(7)	58
Non-owner occupied	(20)	439
Land development	58	5
Total real estate – commercial mortgage	31	502
Total net charge-offs of loans secured by real estate	$762	$761
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

The following table provides details of the Company’s nonperforming assets that are not acquired and not covered by FDIC loss-share agreements, nonperforming assets that have been acquired and are covered by loss-share agreements with the FDIC (“covered assets”), and nonperforming assets acquired through the First M&F merger and not covered by loss-share agreements with the FDIC as of the dates presented (“acquired M&F”):

	Not Acquired	Acquired and Covered Under Loss Share	Acquired M&F	Total
March 31, 2014
Nonaccruing loans	$18,365	$46,078	$6,393	$70,836
Accruing loans past due 90 days or more	1,322	32	1,922	3,276
Total nonperforming loans	19,687	46,110	8,315	74,112
Other real estate owned	25,117	10,218	12,406	47,741
Total nonperforming loans and OREO	44,804	56,328	20,721	121,853
Nonaccruing securities available-for-sale, at fair value	19,378	—	—	19,378
Total nonperforming assets	$64,182	$56,328	$20,721	$141,231
Nonperforming loans to total loans				1.92%
Nonperforming assets to total assets				2.39%

December 31, 2013
Nonaccruing loans	$16,863	$49,194	$6,274	$72,331
Accruing loans past due 90 days or more	2,287	—	1,899	4,186
Total nonperforming loans	19,150	49,194	8,173	76,517
Other real estate owned	27,543	12,942	12,402	52,887
Total nonperforming loans and OREO	46,693	62,136	20,575	129,404
Nonaccruing securities available-for-sale, at fair value	17,671	—	—	17,671
Total nonperforming assets	$64,364	$62,136	$20,575	$147,075
Nonperforming loans to total loans				1.97%
Nonperforming assets to total assets				2.56%

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

	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccruing loans	$24,758	$23,137	$25,382
Accruing loans past due 90 days or more	3,244	4,187	2,601
Total nonperforming loans	28,002	27,324	27,983
Restructured loans in compliance with modified terms	19,802	21,478	30,387
Total nonperforming and restructured loans	$47,804	$48,802	$58,370

Nonperforming loans to loans	0.72%	0.74%	1.08%

The acquisition of First M&F increased nonperforming loans $8,315 at March 31, 2014 which consisted of $6,393 in loans of nonaccrual status and $1,922 in accruing loans past due 90 days or more. Excluding the nonperforming loans from the First M&F merger, nonperforming loans were $65,797 at March 31, 2014, a decrease of $10,158, or 13.37%, from March 31, 2013. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial, agricultural	$1,264	$1,524	$1,553
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	3,844	4,323	6,254
Home equity	868	916	811
Rental/investment	1,597	1,972	3,530
Land development	2,876	2,969	3,906
Total real estate – 1-4 family mortgage	9,185	10,180	14,501
Real estate – commercial mortgage:
Owner-occupied	3,430	1,306	2,458
Non-owner occupied	12,987	13,288	7,411
Land development	903	850	1,771
Total real estate – commercial mortgage	17,320	15,444	11,640
Installment loans to individuals	233	176	289
Total nonperforming loans	$28,002	$27,324	$27,983

Total nonperforming loans as a percentage of total loans were 0.72% as of March 31, 2014 compared to 0.74% as of December 31, 2013 and 1.08% as of March 31, 2013. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 171.59% as of March 31, 2014 as compared to 174.44% as of December 31, 2013 and 166.19% as of March 31, 2013.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2014. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $21,792 at March 31, 2014 as compared to $21,159 at December 31, 2013 and $8,302 at March 31, 2013. The acquisition of First M&F contributed $13,550 to loans 30-89 days past due at March 31, 2014, an increase of $1,381 from December 31, 2013.

As shown above, restructured loans totaled $19,802 at March 31, 2014 compared to $21,478 at December 31, 2013 and $30,387 at March 31, 2013. At March 31, 2014, loans restructured through interest rate concessions represented 72% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial, agricultural	$—	$19	$—
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	1,914	2,063	1,459
Home equity	—	—	—
Rental/investment	1,809	1,821	2,379
Land development	5,338	6,470	7,272
Total real estate – 1-4 family mortgage	9,061	10,354	11,110
Real estate – commercial mortgage:
Owner-occupied	3,564	3,702	11,327
Non-owner occupied	5,300	5,343	6,896
Land development	1,877	1,889	881
Total real estate – commercial mortgage	10,741	10,934	19,104
Installment loans to individuals	—	171	173
Total restructured loans in compliance with modified terms	$19,802	$21,478	$30,387

Changes in the Company’s restructured loans are set forth in the table below:

	2014	2013
Balance at January 1	$21,478	$29,436
Additional loans with concessions	—	4,336
Reductions due to:
Reclassified as nonperforming	(331)	(3,227)
Paid in full	(190)	—
Charge-offs	—	(1,301)
Transfer to other real estate owned	—	—
Paydowns	(1,155)	(2,025)
Lapse of concession period	—	(5,741)
Balance at March 31	$19,802	$21,478

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $3,340 was sold during the three months ended March 31, 2014, resulting in a net loss of $99, while other real estate owned with a cost basis of $6,263 was sold during the three months ended March 31, 2013, resulting in a net loss of $481.

The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2014	December 31, 2013	March 31, 2013
Residential real estate	$6,466	$6,767	$5,559
Commercial real estate	8,514	8,984	7,288
Residential land development	10,418	12,334	20,428
Commercial land development	12,124	11,860	6,126
Other	—	—	385
Total other real estate owned	$37,522	$39,945	$39,786

Changes in the Company’s other real estate owned were as follows:

	2014	2013
Balance at January 1	$39,945	$44,717
Acquired from First M&F	—	13,527
Additions	1,554	11,164
Capitalized improvements	—	—
Impairments	(528)	(1,434)
Dispositions	(3,340)	(28,027)
Other	(109)	(2)
Balance at March 31	$37,522	$39,945

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
The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
+400	0.51%	1.31%	16.69%	16.85%
+300	0.44%	0.94%	14.85%	15.06%
+200	0.20%	0.41%	12.50%	12.76%
+100	(0.06)%	0.08%	9.91%	10.21%
-100	(2.01)%	(2.33)%	(3.78)%	(4.61)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The rate shock results for the net interest income simulation is less asset sensitive at March 31, 2014, as compared to December 31, 2013. This shift is due to our improved liability mix as higher cost fixed-rate borrowings and time deposits were replaced with variable, but much lower rate deposits. Additionally, on the asset side, lower-yielding investments within the securities portfolio and overnight investments in interest-bearing balances with banks were shifted to the higher-yielding, longer-term loan portfolio. The EVE results are slightly more asset sensitive reflecting the increased value of the non-time deposits whose rates have declined versus the prior year.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2014, the Company had notional amounts of $73,950 on interest rate contracts with corporate customers and $73,950 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
In March and April 2012, the Company entered into two interest rate swap agreements effective March 30, 2014 and March 17, 2014, respectively. Beginning on the respective effective date, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. In connection with its acquisition of First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the merger with First M&F.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 16.3% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2014, securities with a carrying value of $747,611 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $608,401 similarly pledged at December 31, 2013.
Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no outstanding federal funds purchased at March 31, 2014 and $222 of federal funds purchased at December 31, 2013. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2014, the balance of our outstanding advances with the FHLB was $74,416. The total amount of the remaining credit available to us from the FHLB at March 31, 2014 was $1,609,519. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2014 or December 31, 2013.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Noninterest-bearing demand	18.28%	15.03%	—%	—%
Interest-bearing demand	43.18	40.81	0.21	0.25
Savings	6.48	6.75	0.09	0.20
Time deposits	28.78	32.93	0.86	1.02
FHLB advances	1.44	2.26	4.19	4.25
Other borrowed funds	1.84	2.22	4.47	3.08
	100.00%	100.00%	0.48%	0.62%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased for the three months ended March 31, 2014 as compared to the same period in 2013 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.
Cash and cash equivalents were $301,615 at March 31, 2014 compared to $190,028 at March 31, 2013. Cash used in investing activities for the three months ended March 31, 2014 was $120,262 compared to $73,163 for the three months ended March 31, 2013. Proceeds from the sale, maturity or call of securities within our investment portfolio were $74,959 for the first three months of 2014. These proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Proceeds from the sale, maturity, or call of securities within our investment portfolio during the first three months of 2013 were $63,489. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $204,966 for the first three months of 2014 compared to $130,707 for the same period in 2013.
Cash provided by financing activities for the three months ended March 31, 2014 was $154,969 compared to cash provided by financing activities of $89,431 for the same period in 2013. Deposits increased $162,872 for the three months ended March 31, 2014 compared to an increase of $93,954 for the same period in 2013.
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
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2014, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $51,599. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. There were no amounts outstanding under this line of credit at March 31, 2014. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first three months of 2014, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	March 31, 2014	December 31, 2013
Loan commitments	$631,309	$630,266
Standby letters of credit	29,264	30,062

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $676,715 at March 31, 2014 compared to $665,652 at December 31, 2013. The acquisition of M&F contributed $155,524 to the Company's equity position at December 31, 2013. Book value per share was $21.50 and $21.21 at March 31, 2014 and December 31, 2013, respectively. The growth in shareholders’ equity was attributable to the acquisition of First M&F along with earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
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
The Company has junior subordinated debentures with a carrying value of $94,284 at March 31, 2014, of which $91,096 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Renasant Corporation:
Tier 1 Capital to Average Assets	$483,738	8.56%	$282,454	5.00%	$225,963	4.00%
Tier 1 Capital to Risk-Weighted Assets	483,738	11.54%	251,510	6.00%	167,674	4.00%
Total Capital to Risk-Weighted Assets	532,549	12.70%	419,184	10.00%	335,347	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets	$467,944	8.30%	$281,839	5.00%	$225,471	4.00%
Tier 1 Capital to Risk-Weighted Assets	467,944	11.24%	249,881	6.00%	166,587	4.00%
Total Capital to Risk-Weighted Assets	515,993	12.39%	416,468	10.00%	333,174	8.00%
December 31, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets	$473,817	8.68%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	473,817	11.41%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	522,181	12.58%	304,940	10.00%	243,952	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$457,798	8.40%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	457,798	11.05%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	505,463	12.20%	304,300	10.00%	243,440	8.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2013. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended March 31, 2014.
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

RENASANT CORPORATION
(Registrant)

Date:	May 9, 2014	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2014	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).