Form 10-Q
period 2014-06-30
RENASANT CORP
filed 2014-08-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, 31,519,641 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$110,324	$87,342
Interest-bearing balances with banks	70,896	159,306
Cash and cash equivalents	181,220	246,648
Securities held to maturity (fair value of $446,267 and $408,576, respectively)	438,283	412,075
Securities available for sale, at fair value	569,048	501,254
Mortgage loans held for sale, at fair value	28,116	33,440
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("covered loans")	167,129	181,674
Acquired and non-covered by FDIC loss-share agreements ("acquired non-covered loans")	694,115	813,543
Not acquired	3,096,286	2,885,801
Total loans, net of unearned income	3,957,530	3,881,018
Allowance for loan losses	(47,304)	(47,665)
Loans, net	3,910,226	3,833,353
Premises and equipment, net	103,917	101,525
Other real estate owned:
Covered under FDIC loss-share agreements	7,472	12,942
Not covered under FDIC loss-share agreements	34,331	39,945
Total other real estate owned, net	41,803	52,887
Goodwill	276,146	276,100
Other intangible assets, net	25,332	28,230
FDIC loss-share indemnification asset	19,863	26,273
Other assets	232,066	234,485
Total assets	$5,826,020	$5,746,270
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$902,766	$856,020
Interest-bearing	3,983,965	3,985,892
Total deposits	4,886,731	4,841,912
Short-term borrowings	25,505	2,283
Long-term debt	164,325	169,592
Other liabilities	61,244	66,831
Total liabilities	5,137,805	5,080,618
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,166 and 32,656,182 shares issued, respectfully; 31,519,641 and 31,387,668 shares outstanding, respectively	163,281	163,281
Treasury stock, at cost	(21,947)	(23,023)
Additional paid-in capital	343,162	342,552
Retained earnings	212,511	194,815
Accumulated other comprehensive loss, net of taxes	(8,792)	(11,973)
Total shareholders’ equity	688,215	665,652
Total liabilities and shareholders’ equity	$5,826,020	$5,746,270
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income
Loans	$51,279	$34,565	$100,825	$68,723
Securities
Taxable	270	3,431	4,513	6,222
Tax-exempt	6,665	1,896	8,854	3,843
Other	63	53	262	102
Total interest income	58,277	39,945	114,454	78,890
Interest expense
Deposits	4,136	4,095	8,509	8,175
Borrowings	1,972	1,446	3,805	2,930
Total interest expense	6,108	5,541	12,314	11,105
Net interest income	52,169	34,404	102,140	67,785
Provision for loan losses	1,450	3,000	2,900	6,050
Net interest income after provision for loan losses	50,719	31,404	99,240	61,735
Noninterest income
Service charges on deposit accounts	6,193	4,509	12,109	9,009
Fees and commissions	5,515	4,848	10,487	9,679
Insurance commissions	2,088	951	3,951	1,812
Wealth management revenue	2,170	1,715	4,314	3,439
Gains on sales of securities	—	—	—	54
BOLI income	746	635	1,477	1,365
Gains on sales of mortgage loans held for sale	2,006	3,870	3,591	7,435
Other	753	789	2,158	1,902
Total noninterest income	19,471	17,317	38,087	34,695
Noninterest expense
Salaries and employee benefits	29,810	21,906	58,238	43,180
Data processing	2,850	2,045	5,545	4,088
Net occupancy and equipment	4,906	3,668	9,753	7,276
Other real estate owned	1,068	1,773	2,769	3,822
Professional fees	1,389	1,304	2,589	2,477
Advertising and public relations	1,888	1,246	3,416	2,736
Intangible amortization	1,427	314	2,898	637
Communications	1,701	1,135	3,383	2,262
Merger-related expenses	—	385	195	385
Other	4,357	3,958	8,255	8,471
Total noninterest expense	49,396	37,734	97,041	75,334
Income before income taxes	20,794	10,987	40,286	21,096
Income taxes	5,941	2,968	11,836	5,506
Net income	$14,853	$8,019	$28,450	$15,590
Basic earnings per share	$0.47	$0.32	$0.90	$0.62
Diluted earnings per share	$0.47	$0.32	$0.90	$0.62
Cash dividends per common share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$14,853	$8,019	$28,450	$15,590
Other comprehensive income (loss), net of tax:
Securities:
Net change in unrealized holding gains (losses) on securities	1,206	(7,019)	3,990	(6,873)
Reclassification adjustment for losses realized in net income	—	—	—	71
Amortization of unrealized holding losses on securities transferred to the held to maturity category	(39)	(54)	(83)	(120)
Total securities	1,167	(7,073)	3,907	(6,922)
Derivative instruments:
Net change in unrealized holding (losses) gains on derivative instruments	(396)	992	(815)	1,199
Reclassification adjustment for gains realized in net income	—	(51)	—	(104)
Totals derivative instruments	(396)	941	(815)	1,095
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	—	—	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	45	85	90	157
Total defined benefit pension and post-retirement benefit plans	45	85	90	157
Other comprehensive income (loss), net of tax	816	(6,047)	3,182	(5,670)
Comprehensive income	$15,669	$1,972	$31,632	$9,920

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net cash provided by operating activities	$59,408	$57,975
Investing activities
Purchases of securities available for sale	(100,129)	(106,521)
Proceeds from sales of securities available for sale	—	9,015
Proceeds from call/maturities of securities available for sale	37,319	42,898
Purchases of securities held to maturity	(151,836)	(70,075)
Proceeds from sales of securities held to maturity	—	4,459
Proceeds from call/maturities of securities held to maturity	124,798	34,670
Net increase in loans	(82,399)	(86,810)
Purchases of premises and equipment	(5,675)	(5,908)
Net cash used in investing activities	(177,922)	(178,272)
Financing activities
Net increase (decrease) in noninterest-bearing deposits	46,746	(7,249)
Net (decrease) increase in interest-bearing deposits	(1,927)	51,186
Net increase in short-term borrowings	23,222	37,565
Repayment of long-term debt	(5,460)	(6,401)
Cash paid for dividends	(10,753)	(8,603)
Cash received on exercise of stock-based compensation	281	239
Excess tax benefit from stock-based compensation	977	155
Net cash provided by financing activities	53,086	66,892
Net decrease in cash and cash equivalents	(65,428)	(53,405)
Cash and cash equivalents at beginning of period	246,648	132,420
Cash and cash equivalents at end of period	$181,220	$79,015
Supplemental disclosures
Cash paid for interest	$12,481	$11,086
Cash paid for income taxes	$9,300	$9,033
Noncash transactions:
Transfers of loans to other real estate owned	$6,029	$10,914
Financed sales of other real estate owned	$634	$2,900

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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after June 30, 2014 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands)
The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of other U.S. Government agencies and corporations	$125,566	$14	$(4,644)	$120,936
Obligations of states and political subdivisions	312,717	13,387	(773)	325,331
	$438,283	$13,401	$(5,417)	$446,267
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$125,061	$14	$(8,727)	$116,348
Obligations of states and political subdivisions	287,014	7,897	(2,683)	292,228
	$412,075	$7,911	$(11,410)	$408,576

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. The securities sold during the first half of 2013 had a carrying value of $4,292, and the Company recognized a net gain of $169 on the sale. No such securities were sold during the same period in 2014.

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Obligations of other U.S. Government agencies and corporations	$6,132	$148	$(158)	$6,122
Residential mortgage backed securities:
Government agency mortgage backed securities	303,203	4,361	(1,896)	305,668
Government agency collateralized mortgage obligations	165,265	1,571	(3,890)	162,946
Commercial mortgage backed securities:
Government agency mortgage backed securities	46,154	1,576	(347)	47,383
Government agency collateralized mortgage obligations	5,256	205	—	5,461
Trust preferred securities	27,371	92	(9,154)	18,309
Other debt securities	18,482	343	(124)	18,701
Other equity securities	3,054	1,404	—	4,458
	$574,917	$9,700	$(15,569)	$569,048

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$6,144	$125	$(201)	$6,068
Residential mortgage backed securities:
Government agency mortgage backed securities	261,659	2,747	(4,414)	259,992
Government agency collateralized mortgage obligations	149,682	1,542	(4,679)	146,545
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,252	1,373	(584)	42,041
Government agency collateralized mortgage obligations	5,007	59	—	5,066
Trust preferred securities	27,531	73	(9,933)	17,671
Other debt securities	19,544	240	(230)	19,554
Other equity securities	2,775	1,542	—	4,317
	$513,594	$7,701	$(20,041)	$501,254

Gross realized gains and gross realized losses on sales of securities available for sale for the three and six months ended June 30, 2014 and 2013 were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross gains on sales of securities available for sale	$—	$—	$—	$—
Gross losses on sales of securities available for sale	—	—	—	(115)
Loss on sales of securities available for sale, net	$—	$—	$—	$(115)

At June 30, 2014 and December 31, 2013, securities with a carrying value of $682,714 and $604,571, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $14,242 and $7,626 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2014 and December 31, 2013, respectively.
The amortized cost and fair value of securities at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,838	$11,966	$—	$—
Due after one year through five years	52,018	53,704	1,071	1,149
Due after five years through ten years	229,292	228,436	5,061	4,973
Due after ten years	145,135	152,161	27,371	18,309
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	303,203	305,668
Government agency collateralized mortgage obligations	—	—	165,265	162,946
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	46,154	47,383
Government agency collateralized mortgage obligations	—	—	5,256	5,461
Other debt securities	—	—	18,482	18,701
Other equity securities	—	—	3,054	4,458
	$438,283	$446,267	$574,917	$569,048

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2014
Obligations of other U.S. Government agencies and corporations	1	$500	$(1)	27	$117,932	$(4,643)	28	$118,432	$(4,644)
Obligations of states and political subdivisions	26	22,434	(166)	27	17,347	(607)	53	39,781	(773)
Total	27	$22,934	$(167)	54	$135,279	$(5,250)	81	158,213	$(5,417)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	26	$105,747	$(7,826)	2	$9,090	$(901)	28	$114,837	$(8,727)
Obligations of states and political subdivisions	111	59,503	(2,578)	2	933	(105)	113	60,436	(2,683)
Total	137	$165,250	$(10,404)	4	$10,023	$(1,006)	141	$175,273	$(11,410)
Available for Sale:
June 30, 2014
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,842	$(158)	1	$3,842	$(158)
Residential mortgage backed securities:
Government agency mortgage backed securities	10	48,735	(91)	19	71,908	(1,805)	29	120,643	(1,896)
Government agency collateralized mortgage obligations	7	32,408	(371)	18	70,050	(3,519)	25	102,458	(3,890)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	5,275	(26)	3	10,538	(321)	4	15,813	(347)
Government agency collateralized mortgage obligations		—	—		—	—	0	—	—
Trust preferred securities		—	—	3	17,102	(9,154)	3	17,102	(9,154)
Other debt securities		—	—	2	4,424	(124)	2	4,424	(124)
Total	18	$86,418	$(488)	46	$177,864	$(15,081)	64	$264,282	$(15,569)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	1	$3,799	$(201)	0	$—	$—	1	$3,799	$(201)
Residential mortgage backed securities:
Government agency mortgage backed securities	32	134,858	(3,451)	3	13,239	(963)	35	148,097	(4,414)
Government agency collateralized mortgage obligations	17	68,496	(3,468)	4	16,750	(1,211)	21	85,246	(4,679)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	16,570	(584)	0	—	—	4	16,570	(584)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	16,456	(9,933)	3	16,456	(9,933)
Other debt securities	3	7,100	(217)	1	1,897	(13)	4	8,997	(230)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	57	$230,823	$(7,921)	11	$48,342	$(12,120)	68	$279,165	$(20,041)

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
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $27,371 and $27,531 and a fair value of $18,309 and $17,671, at June 30, 2014 and December 31, 2013, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 320 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At June 30, 2014, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three or six months ended June 30, 2014.
The Company's analysis of the pooled trust preferred securities during the current quarter supported a return to accrual status for two of the four securities (XIII and XXIII.) An observed history of interest payments combined with improved qualitative and quantitative factors described above justifies the accrual of interest on these securities going forward. However, the remaining two securities (XXIV and XXVI) are still in "payment in kind" status where interest payments are not expected until a future date, and the Company's analysis of the qualitative and quantitative factors described above did not justify a return to accrual status. As such, pooled trust preferred securities XXIV and XXVI were classified as nonaccruing assets at June 30, 2014, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2014:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,115	$1,207	$92	Caa3	23%
XXIII	Pooled	B-2	8,750	5,431	(3,319)	B1	19%
XXIV	Pooled	B-2	12,076	7,889	(4,187)	Ca	32%
XXVI	Pooled	B-2	5,430	3,782	(1,648)	Ca	30%
			$27,371	$18,309	$(9,062)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	June 30, 2014	December 31, 2013
Commercial, financial, agricultural	$447,826	$468,963
Lease financing	1,814	53
Real estate – construction	176,577	161,436
Real estate – 1-4 family mortgage	1,221,288	1,208,233
Real estate – commercial mortgage	2,015,319	1,950,572
Installment loans to individuals	94,753	91,762
Gross loans	3,957,577	3,881,019
Unearned income	(47)	(1)
Loans, net of unearned income	3,957,530	3,881,018
Allowance for loan losses	(47,304)	(47,665)
Net loans	$3,910,226	$3,833,353

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2014
Commercial, financial, agricultural	$630	$972	$443,663	$445,265	$137	$1,139	$1,285	$2,561	$447,826
Lease financing	—	—	1,814	1,814	—	—	—	—	1,814
Real estate – construction	713	11	174,205	174,929	—	1,648	—	1,648	176,577
Real estate – 1-4 family mortgage	9,437	5,047	1,193,582	1,208,066	336	7,306	5,580	13,222	1,221,288
Real estate – commercial mortgage	10,581	2,603	1,955,117	1,968,301	1,785	35,136	10,097	47,018	2,015,319
Installment loans to individuals	279	39	94,318	94,636	—	102	15	117	94,753
Unearned income	—	—	(47)	(47)	—	—	—	—	(47)
Total	$21,640	$8,672	$3,862,652	$3,892,964	$2,258	$45,331	$16,977	$64,566	$3,957,530
December 31, 2013
Commercial, financial, agricultural	$2,067	$607	$463,521	$466,195	$138	$1,959	$671	$2,768	$468,963
Lease financing	—	—	53	53	—	—	—	—	53
Real estate – construction	664	—	159,124	159,788	—	1,648	—	1,648	161,436
Real estate – 1-4 family mortgage	10,168	2,206	1,179,703	1,192,077	1,203	6,041	8,912	16,156	1,208,233
Real estate – commercial mortgage	8,870	1,286	1,888,745	1,898,901	966	37,439	13,266	51,671	1,950,572
Installment loans to individuals	706	88	90,880	91,674	—	80	8	88	91,762
Unearned income	—	—	(1)	(1)	—	—	—	—	(1)
Total	$22,475	$4,187	$3,782,025	$3,808,687	$2,307	$47,167	$22,857	$72,331	$3,881,018

Restructured loans contractually 90 days past due or more totaled $0 at December 31, 2013. This balance increased to $110 in restructured loans contractually 90 days past due or more at June 30, 2014. The outstanding balance of restructured loans on nonaccrual status was $8,280 and $10,078 at June 30, 2014 and December 31, 2013, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2014
Commercial, financial, agricultural	$6,933	$701	$2,648	$3,349	$248
Real estate – construction	2,832	—	1,877	1,877	—
Real estate – 1-4 family mortgage	28,062	15,270	3,989	19,259	3,009
Real estate – commercial mortgage	122,322	42,531	40,934	83,465	11,726
Installment loans to individuals	—	—	—	—	—
Total	$160,149	$58,502	$49,448	$107,950	$14,983
December 31, 2013
Commercial, financial, agricultural	$6,575	$743	$2,043	$2,786	$260
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	42,868	25,374	8,542	33,916	7,353
Real estate – commercial mortgage	108,963	30,624	38,517	69,141	7,036
Installment loans to individuals	620	183	77	260	1
Totals	$161,473	$56,924	$50,827	$107,751	$14,650

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$5,279	$—	$5,601	$—
Real estate – construction	2,034	—	1,650	—
Real estate – 1-4 family mortgage	21,747	170	34,732	108
Real estate – commercial mortgage	93,402	752	69,168	123
Installment loans to individuals	—	—	—	—
Total	$122,462	$922	$111,151	$231

(1)
Includes interest income recognized using the cash-basis method of income recognition of $0. No interest income was recognized using the cash-basis method of income recognition during the three months ended June 30, 2014.

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$5,382	$—	$5,551	$—
Real estate – construction	2,036	2	1,650	—
Real estate – 1-4 family mortgage	22,122	204	34,874	291
Real estate – commercial mortgage	94,641	816	69,579	466
Installment loans to individuals	—	—	—	—
Total	$124,181	$1,022	$111,654	$757

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)
Includes interest income recognized using the cash-basis method of income recognition of $0. No interest income was recognized using the cash-basis method of income recognition during the six months ended June 30, 2014.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2014
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	19	15,768	5,884
Real estate – commercial mortgage	18	17,112	14,955
Installment loans to individuals	—	—	—
Total	37	$32,880	$20,839
December 31, 2013
Commercial, financial, agricultural	1	$20	$19
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	19,371	10,354
Real estate – commercial mortgage	16	12,785	10,934
Installment loans to individuals	1	182	171
Total	41	$32,358	$21,478

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2014	41	$21,478
Additional loans with concessions	1	1,289
Reductions due to:
Reclassified as nonperforming	(1)	(331)
Paid in full	(4)	(335)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns		(1,259)
Lapse of concession period	—	—
Totals at June 30, 2014	37	$20,842

The allocated allowance for loan losses attributable to restructured loans was $3,122 and $2,984 at June 30, 2014 and December 31, 2013, respectively. The Company had $0 and $93 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2014 and December 31, 2013, respectively.
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

	Pass	Watch	Substandard	Total
June 30, 2014
Commercial, financial, agricultural	$319,948	$4,500	$1,447	$325,895
Real estate – construction	123,503	1,141	—	124,644
Real estate – 1-4 family mortgage	130,837	10,329	10,067	151,233
Real estate – commercial mortgage	1,414,585	29,749	48,178	1,492,512
Installment loans to individuals	1,677	—	—	1,677
Total	$1,990,550	$45,719	$59,692	$2,095,961
December 31, 2013
Commercial, financial, agricultural	$328,959	$10,588	$4,266	$343,813
Real estate – construction	114,428	588	—	115,016
Real estate – 1-4 family mortgage	126,916	13,864	23,370	164,150
Real estate – commercial mortgage	1,338,340	32,892	35,121	1,406,353
Installment loans to individuals	19	—	—	19
Total	$1,908,662	$57,932	$62,757	$2,029,351

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

	Performing	Non- Performing	Total
June 30, 2014
Commercial, financial, agricultural	$93,449	$133	$93,582
Lease financing	1,767	—	1,767
Real estate – construction	50,045	11	50,056
Real estate – 1-4 family mortgage	973,910	3,935	977,845
Real estate – commercial mortgage	249,378	436	249,814
Installment loans to individuals	87,439	81	87,520
Total	$1,455,988	$4,596	$1,460,584
December 31, 2013
Commercial, financial, agricultural	$89,490	$176	$89,666
Lease financing	53	—	53
Real estate – construction	43,535	—	43,535
Real estate – 1-4 family mortgage	938,994	2,527	941,521
Real estate – commercial mortgage	242,363	666	243,029
Installment loans to individuals	84,855	79	84,934
Total	$1,399,290	$3,448	$1,402,738

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
June 30, 2014
Commercial, financial, agricultural	$—	$7,677	$20,672	$28,349
Lease financing	—	—	—	—
Real estate – construction	—	1,648	229	1,877
Real estate – 1-4 family mortgage	1,255	48,361	42,594	92,210
Real estate – commercial mortgage	19,044	89,122	164,827	272,993
Installment loans to individuals	—	22	5,534	5,556
Total	$20,299	$146,830	$233,856	$400,985
December 31, 2013
Commercial, financial, agricultural	$—	$9,546	$25,938	$35,484
Lease financing	—	—	—	—
Real estate – construction	—	1,648	1,237	2,885
Real estate – 1-4 family mortgage	835	53,631	48,096	102,562
Real estate – commercial mortgage	23,684	92,302	185,204	301,190
Installment loans to individuals	—	28	6,781	6,809
Total	$24,519	$157,155	$267,256	$448,930

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

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at June 30, 2014:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$57,279	$183,328	$317,561	$558,168
Nonaccretable difference(1)	(36,979)	(33,251)	(50,579)	(120,809)
Cash flows expected to be collected	20,300	150,077	266,982	437,359
Accretable yield(2)	(1)	(3,247)	(33,126)	(36,374)
Fair value	$20,299	$146,830	$233,856	$400,985

(1)	Represents contractual principal and interest cash flows of $112,523 and $8,286, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $3,387 expected to be collected and purchase discount of $32,987.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2014	$(1)	$(3,758)	$(36,191)	$(39,950)
Reclasses from nonaccretable difference	(50)	(3,389)	(355)	(3,794)
Accretion	50	3,900	3,420	7,370
Balance at June 30, 2014	$(1)	$(3,247)	$(33,126)	$(36,374)

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management based on its ongoing analysis of the loan portfolio to absorb probable credit losses inherent in the entire loan portfolio, including collective impairment as recognized under ASC 450, “Contingencies”. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Management and the internal loan review staff evaluate the adequacy of the allowance for loan losses quarterly. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is established through a provision for loan losses charged to earnings resulting from measurements of inherent credit risk in the loan portfolio and estimates of probable losses or impairments of individual loans. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,128	$1,109	$18,478	$24,147	$1,186	$48,048
Charge-offs	—	—	(1,985)	(483)	(61)	(2,529)
Recoveries	75	3	206	28	23	335
Net (charge-offs) recoveries	75	3	(1,779)	(455)	(38)	(2,194)
Provision for loan losses	(95)	154	(5,187)	7,522	57	2,451
Benefit attributable to FDIC loss-share agreements	—	—	(66)	(1,476)	—	(1,542)
Recoveries payable to FDIC	156	1	351	33	—	541
Provision for loan losses charged to operations	61	155	(4,902)	6,079	57	1,450
Ending balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304
Six Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(119)	—	(2,872)	(543)	(292)	(3,826)
Recoveries	112	8	357	58	30	565
Net (charge-offs) recoveries	(7)	8	(2,515)	(485)	(262)	(3,261)
Provision for loan losses	88	167	(4,691)	8,002	300	3,866
Benefit attributable to FDIC loss-share agreements	(68)	—	(135)	(1,471)	—	(1,674)
Recoveries payable to FDIC	161	1	509	37	—	708
Provision for loan losses charged to operations	181	168	(4,317)	6,568	300	2,900
Ending balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304
Period-End Amount Allocated to:
Individually evaluated for impairment	$245	$—	$2,062	$8,584	$—	$10,891
Collectively evaluated for impairment	3,019	1,267	9,735	21,187	1,205	36,413
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$2,942	$676	$19,737	$22,096	$1,054	$46,505
Charge-offs	(46)	—	(652)	(2,527)	(288)	(3,513)
Recoveries	90	47	132	756	17	1,042
Net (charge-offs) recoveries	44	47	(520)	(1,771)	(271)	(2,471)
Provision for loan losses	563	140	521	1,962	239	3,425
Benefit attributable to FDIC loss-share agreements	(83)	—	(369)	(50)	—	(502)
Recoveries payable to FDIC	12	—	63	2	—	77
Provision for loan losses charged to operations	492	140	215	1,914	239	3,000
Ending balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034
Six Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(280)	—	(1,266)	(3,120)	(352)	(5,018)
Recoveries	247	63	471	847	27	1,655
Net (charge-offs) recoveries	(33)	63	(795)	(2,273)	(325)	(3,363)
Provision for loan losses	510	88	1,718	3,787	781	6,884
Benefit attributable to FDIC loss-share agreements	(330)	—	(630)	(711)	—	(1,671)
Recoveries payable to FDIC	24	1	792	20	—	837
Provision for loan losses charged to operations	204	89	1,880	3,096	781	6,050
Ending balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034
Period-End Amount Allocated to:
Individually evaluated for impairment	$834	$—	$7,843	$7,267	$—	$15,944
Collectively evaluated for impairment	2,644	863	11,589	14,972	1,022	31,090
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2014
Individually evaluated for impairment	$701	$—	$15,270	$42,531	$—	$58,502
Collectively evaluated for impairment	418,776	174,700	1,113,808	1,699,795	90,964	3,498,043
Acquired with deteriorated credit quality	28,349	1,877	92,210	272,993	5,556	400,985
Ending balance	$447,826	$176,577	$1,221,288	$2,015,319	$96,520	$3,957,530
December 31, 2013
Individually evaluated for impairment	$743	$—	$25,374	$30,624	$183	$56,924
Collectively evaluated for impairment	432,736	158,551	1,080,297	1,618,758	84,822	3,375,164
Acquired with deteriorated credit quality	35,484	2,885	102,562	301,190	6,809	448,930
Ending balance	$468,963	$161,436	$1,208,233	$1,950,572	$91,814	$3,881,018

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
June 30, 2014
Residential real estate	$1,286	$6,507	$7,793
Commercial real estate	2,182	8,557	10,739
Residential land development	625	8,563	9,188
Commercial land development	3,379	10,704	14,083
Total	$7,472	$34,331	$41,803
December 31, 2013
Residential real estate	$2,133	$6,767	$8,900
Commercial real estate	3,598	8,984	12,582
Residential land development	1,161	12,334	13,495
Commercial land development	6,050	11,860	17,910
Other	—	—	—
Total	$12,942	$39,945	$52,887

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2014	$12,942	$39,945	$52,887
Transfers of loans	3,363	2,666	6,029
Capitalized improvements	—	—	—
Impairments(1)	(1,950)	(656)	(2,606)
Dispositions	(6,589)	(7,753)	(14,342)
Other	(294)	129	(165)
Balance at June 30, 2014	$7,472	$34,331	$41,803

(1)
Of the total impairment charges of $1,950 recorded for covered OREO, $390 was included in the Consolidated Statements of Income for the six months ended June 30, 2014, while the remaining $1,560 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Repairs and maintenance	$756	$555	$1,537	$908
Property taxes and insurance	56	304	297	657
Impairments	207	1,249	1,045	2,235
Net losses (gains) on OREO sales	102	(252)	(12)	218
Rental income	(53)	(83)	(98)	(196)
Total	$1,068	$1,773	$2,769	$3,822

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2014	$26,273
Changes in expected cash flows from initial estimates on:
Covered Loans	(2,904)
Covered OREO	662
Reimbursable expenses	592
Accretion	—
Reimbursements received from the FDIC	(4,760)

Balance at June 30, 2014	$19,863

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at June 30, 2014 and December 31, 2013.
Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three or six months ended June 30, 2014 or 2013.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2014	$8,994
Capitalization	1,875
Amortization	(589)

Balance at June 30, 2014	$10,280

Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2014 are as follows:

Unpaid principal balance	$1,029,444

Weighted-average prepayment speed (CPR)	5.36%
Estimated impact of a 10% increase	$(931)
Estimated impact of a 20% increase	(1,236)

Discount rate	11.26%
Estimated impact of a 10% increase	$(959)
Estimated impact of a 20% increase	(1,286)

Weighted-average coupon interest rate	3.77%
Weighted-average servicing fee (basis points)	25.09
Weighted-average remaining maturity (in years)	24.33

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note G - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$—	$—	$6	$6
Interest cost	318	187	23	15
Expected return on plan assets	(539)	(309)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	46	102	27	36
Net periodic benefit cost (return)	$(175)	$(20)	$56	$57

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$—	$—	$12	$13
Interest cost	636	375	46	27
Expected return on plan assets	(1,078)	(620)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	91	199	54	55
Net periodic benefit cost (return)	$(351)	$(46)	$112	$95

In January 2013, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. There were no stock options granted during the six months ended June 30, 2014. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2013:

2013 Grant
Shares granted	52,500
Dividend yield	3.55%
Expected volatility	37%
Risk-free interest rate	0.76%
Expected lives	6 years
Weighted average exercise price	$19.14
Weighted average fair value	$4.47

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In connection with its merger with First M&F during the third quarter of 2013, the Company assumed First M&F's 2005 Equity Incentive Plan and Stock Option Plan, under which options to purchase an aggregate of 11,557 shares of the Company's common stock were outstanding as of the date of assumption. The assumed options had a weighted average exercise price of $21.16 and a weighted average remaining contractual life of 2.05 years at the date of assumption. The fair value of the stock options assumed on the date of assumption was $68 and was estimated using the Black-Scholes option-pricing model. No additional options or other forms of equity incentives will be granted or awarded under these plans. At June 30, 2014, there were 6,934 remaining shares of the Company's common stock outstanding related to the First M&F Equity Incentive Plan and Stock Option Plan. The remaining options have a weighted average exercise price of $24.61 and a weighted average remaining contractual life of 1.24 years.

The following table summarizes the changes in stock options as of and for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,060,350	$18.64
Assumed from acquisition	—	—
Granted	—	—
Exercised	(144,105)	17.01
Forfeited	(1,000)	16.91
Options outstanding at end of period	915,245	$18.90

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under a long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2014:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	69,850	$19.14	22,338	$24.30
Awarded	78,250	31.46	34,336	30.26
Vested	(69,850)	19.14	(6,338)	22.09
Cancelled	—	—	—	—
Nonvested at end of period	78,250	$31.46	50,336	$28.64
During the six months ended June 30, 2014, the Company reissued 131,973 shares from treasury in connection with the exercise of stock options and award of restricted stock. The Company recorded total stock-based compensation expense of $951 and $477 for the three months ended June 30, 2014 and 2013, respectively, and $1,822 and $955 for the six months ended June 30, 2014 and 2013, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2014
Net interest income	52,744	49	320	(944)	52,169
Provision for loan losses	1,501	—	(51)	—	1,450
Noninterest income	15,129	2,138	2,181	23	19,471
Noninterest expense	45,530	1,684	1,999	183	49,396
Income (loss) before income taxes	20,842	503	553	(1,104)	20,794
Income taxes	6,168	202	—	(429)	5,941
Net income (loss)	14,674	301	553	(675)	14,853

Total assets	$5,744,942	$17,864	$46,259	$16,955	$5,826,020
Goodwill	273,379	2,767	—	—	276,146

Three months ended June 30, 2013
Net interest income	$34,251	$24	$324	$(195)	$34,404
Provision for loan losses	2,990	—	10	—	3,000
Noninterest income	14,658	973	1,681	5	17,317
Noninterest expense	34,921	813	1,736	264	37,734
Income (loss) before income taxes	10,998	184	259	(454)	10,987
Income taxes	3,079	71	—	(182)	2,968
Net income (loss)	$7,919	$113	$259	$(272)	$8,019

Total assets	$4,183,079	$10,460	$42,886	$12,856	$4,249,281
Goodwill	181,996	2,783	—	—	184,779

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2014
Net interest income	103,380	112	631	(1,983)	102,140
Provision for loan losses	2,890	—	10	—	2,900
Noninterest income	29,212	4,531	4,297	47	38,087
Noninterest expense	89,655	3,158	3,867	361	97,041
Income (loss) before income taxes	40,047	1,485	1,051	(2,297)	40,286
Income taxes	12,146	582	—	(892)	11,836
Net income (loss)	27,901	903	1,051	(1,405)	28,450

Total assets	$5,744,942	$17,864	$46,259	$16,955	$5,826,020
Goodwill	273,379	2,767	—	—	276,146

Six months ended June 30, 2013
Net interest income	$67,928	$47	$619	$(809)	$67,785
Provision for loan losses	5,907	—	143	—	6,050
Noninterest income	29,201	2,006	3,462	26	34,695
Noninterest expense	70,023	1,626	3,317	368	75,334
Income (loss) before income taxes	21,199	427	621	(1,151)	21,096
Income taxes	5,802	165	—	(461)	5,506
Net income (loss)	$15,397	$262	$621	$(690)	$15,590

Total assets	$4,183,079	$10,460	$42,886	$12,856	$4,249,281
Goodwill	181,996	2,783	—	—	184,779

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
Recurring Fair Value Measurements
The Company carries certain assets and liabilities at fair value on a recurring basis in accordance with applicable standards. The Company’s recurring fair value measurements are based on the requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain eligible assets and liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include securities available for sale and derivative instruments. The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”).
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,122	$—	$6,122
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	305,668	—	305,668
Government agency collateralized mortgage obligations	—	162,946	—	162,946
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	47,383	—	47,383
Government agency collateralized mortgage obligations	—	5,461	—	5,461
Trust preferred securities	—	—	18,309	18,309
Other debt securities	—	18,701	—	18,701
Other equity securities	—	4,458	—	4,458
Total securities available for sale	—	550,739	18,309	569,048
Derivative instruments:
Interest rate swaps	—	—	—	—
Interest rate contracts	—	1,285	—	1,285
Interest rate lock commitments	—	1,887	—	1,887
Forward contracts	—	—	—	—
Total derivative instruments	—	3,172	—	3,172
Mortgage loans held for sale	—	28,116	—	28,116
Total financial assets	$—	$582,027	$18,309	$600,336
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,838	$—	$2,838
Interest rate contracts	—	1,285	—	1,285
Interest rate lock commitments	—	—	—	—
Forward commitments	—	624	—	624
Total derivative instruments	—	4,747	—	4,747
Total financial liabilities	$—	$4,747	$—	$4,747

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,068	$—	$6,068
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	259,992	—	259,992
Government agency collateralized mortgage obligations	—	146,545	—	146,545
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,041	—	42,041
Government agency collateralized mortgage obligations	—	5,066	—	5,066
Trust preferred securities	—	—	17,671	17,671
Other debt securities	—	19,554	—	19,554
Other equity securities	—	4,317	—	4,317
Total securities available for sale	—	483,583	17,671	501,254
Derivative instruments:
Interest rate swap	—	208	—	208
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	464	—	464
Forward commitments	—	335	—	335
Total derivative instruments	—	2,819	—	2,819
Mortgage loans held for sale	—	33,440	—	33,440
Total financial assets	$—	$519,842	$17,671	$537,513
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,428	$—	$1,428
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	52	—	52
Forward commitments	—	24	—	24
Total derivative instruments	—	3,316	—	3,316
Total financial liabilities	$—	$3,316	$—	$3,316

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2014.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and six months ended June 30, 2014 and 2013, respectively:

	Securities available for sale
Three Months Ended June 30, 2014	Trust preferred securities	Other equity securities	Total
Balance at April 1, 2014	$19,378	$—	$19,378
Realized gains included in net income	16	—	16
Unrealized gains included in other comprehensive income	(926)	—	(926)
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(159)	—	(159)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at June 30, 2014	$18,309	$—	$18,309

	Securities available for sale
Three Months Ended June 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at April 1, 2013	$16,162	$—	$16,162
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	(84)	—	(84)
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(118)	—	(118)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at June 30, 2013	$15,960	$—	$15,960

	Securities available for sale
Six Months Ended June 30, 2014	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2014	$17,671	$—	$17,671
Realized gains included in net income	16	—	16
Unrealized gains included in other comprehensive income	798	—	798
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(176)	—	(176)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at June 30, 2014	$18,309	$—	$18,309

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Securities available for sale
Six Months Ended June 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2013	$15,068	$—	$15,068
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	1,794	—	1,794
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	—	—	—
Transfers into Level 3	(902)	—	(902)
Transfers out of Level 3	—	—	—
Balance at June 30, 2013	$15,960	$—	$15,960

For the three and six months ended June 30, 2014 and 2013, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of June 30, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$18,309	Discounted cash flows	Default rate	0-100%

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

June 30, 2014	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$9,646	$9,646
OREO	—	—	6,128	6,128
Total	$—	$—	$15,774	$15,774

December 31, 2013	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$11,900	$11,900
OREO	—	—	36,306	36,306
Total	$—	$—	$48,206	$48,206

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three or six months ended June 30, 2014 and 2013, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $12,751 and $12,998 at June 30, 2014 and December 31, 2013, respectively, and a specific reserve for these loans of $3,105 and $1,098 was included in the allowance for loan losses for the periods ended on such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	June 30, 2014	December 31, 2013
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$4,074	$13,067
Impairment recognized in results of operations	(274)	(707)
Increase in FDIC loss-share indemnification asset	(1,096)	(2,829)
Receivable from other guarantor	(64)	(768)
Fair value	$2,640	$8,763
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$4,128	$30,436
Impairment recognized in results of operations	(640)	(2,893)
Fair value	$3,488	$27,543

The following table presents information as of June 30, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$9,646	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	6,128	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Net gains of $75 and $11 resulting from fair value changes of these mortgage loans were recorded in income during the three and six months ended June 30, 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

June 30, 2014	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$28,116	$27,882	$234
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$181,220	$181,220	$—	$—	$181,220
Securities held to maturity	438,283	—	446,267	—	446,267
Securities available for sale	569,048	—	550,739	18,309	569,048
Mortgage loans held for sale	28,116	—	28,116	—	28,116
Loans covered under loss-share agreements	167,129	—	—	161,558	161,558
Loans not covered under loss-share agreements, net	3,743,097	—	—	3,703,082	3,703,082
FDIC loss-share indemnification asset	19,863	—	—	19,863	19,863
Mortgage servicing rights	10,280	—	—	11,159	11,159
Derivative instruments	3,172	—	3,172	—	3,172
Financial liabilities
Deposits	$4,886,731	$3,470,306	$1,421,756	$—	$4,892,062
Short-term borrowings	25,505	25,505	—	—	25,505
Federal Home Loan Bank advances	69,944	—	95,588	—	95,588
Junior subordinated debentures	94,381	—	80,662	—	80,662
Derivative instruments	4,781	—	4,781	—	4,781

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$246,648	$246,648	$—	$—	$246,648
Securities held to maturity	412,075	—	408,567	—	408,567
Securities available for sale	501,254	—	483,583	17,671	501,254
Mortgage loans held for sale	33,440	—	33,440	—	33,440
Loans covered under loss-share agreements	181,674	—	—	182,244	182,244
Loans not covered under loss-share agreements, net	3,651,679	—	—	3,590,446	3,590,446
FDIC loss-share indemnification asset	26,273	—	—	26,273	26,273
Mortgage servicing rights	8,994	—	—	9,840	9,840
Derivative instruments	2,818	—	2,818	—	2,818
Financial liabilities
Deposits	$4,841,912	$3,327,688	$1,520,667	$—	$4,848,355
Short-term borrowings	228	2,283	—	—	2,283
Federal Home Loan Bank advances	75,405	—	80,989	—	80,989
Junior subordinated debentures	94,187	—	78,301	—	78,301
Derivative instruments	3,096	—	3,096	—	3,096

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2014 and December 31, 2013, and no impairment charges were recognized in earnings for the three or six months ended June 30, 2014 and 2013, respectively.
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

Note J - Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2014, the Company had notional amounts of $73,628 on interest rate contracts with corporate customers and $73,628 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

On June 5, 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15.0 million each. The interest rate swap contracts are accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate of 3.593% and 3.738%, respectively, and will receive a variable interest rate based on the three-month LIBOR, with quarterly net settlements.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August 2012 and August 2013, respectively. Deferred gains amortized into net interest income were $0 and $80 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $165 for the six months ended June 30, 2014 and 2013, respectively.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $88,293 and $54,807 at June 30, 2014 and December 31, 2013, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $80,000 and $50,000 at June 30, 2014 and December 31, 2013, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivative assets:
Designated as hedging instruments
Interest rate swap	Other Assets	$—	$208
Totals		$—	$208
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,285	$1,812
Interest rate lock commitments	Other Assets	1,887	464
Forward commitments	Other Assets	—	335
Totals		$3,172	$2,611
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$2,838	$1,428
Totals		$2,838	$1,428
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,285	$1,812
Interest rate lock commitments	Other Liabilities	—	52
Forward commitments	Other Liabilities	624	24
Totals		$1,909	$1,888

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$—	$80	$—	$165
Total	$—	$80	$—	$165
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$767	$801	$1,546	$1,600
Included in other noninterest expense	—	(25)	—	67
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	927	(2,284)	1,493	(2,101)
Forward commitments
Included in gains on sales of mortgage loans held for sale	(634)	4,678	(445)	4,876
Total	$1,060	$3,170	$2,594	$4,442

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross amounts recognized	$3,172	$2,818	$4,747	$3,315
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	3,172	2,818	4,747	3,315
Gross amounts not offset in the consolidated balance sheets
Financial instruments	17	1,664	17	1,664
Financial collateral pledged	—	—	2,838	—
Net amounts	$3,155	$1,154	$1,892	$1,651

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2014
Securities available for sale:
Unrealized holding gains on securities	$1,953	$747	$1,206
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(64)	(25)	(39)
Total securities available for sale	1,889	722	1,167
Derivative instruments:
Unrealized holding losses on derivative instruments	(641)	(245)	(396)
Reclassification adjustment for gains realized in net income	—	—	—
Total derivative instruments	(641)	(245)	(396)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	73	28	45
Total defined benefit pension and post-retirement benefit plans	73	28	45
Total other comprehensive income	$1,321	$505	$816
Three months ended June 30, 2013
Securities available for sale:
Unrealized holding gains on securities	$(11,369)	$(4,350)	$(7,019)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(88)	(34)	(54)
Total securities available for sale	(11,457)	(4,384)	(7,073)
Derivative instruments:
Unrealized holding losses on derivative instruments	1,607	615	992
Reclassification adjustment for gains realized in net income	(83)	(32)	(51)
Total derivative instruments	1,524	583	941
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	138	53	85
Total defined benefit pension and post-retirement benefit plans	138	53	85
Total other comprehensive income	$(9,795)	$(3,748)	$(6,047)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2014
Securities available for sale:
Unrealized holding losses on securities	$6,462	$2,472	$3,990
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for losses realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(135)	(52)	(83)
Total securities available for sale	6,327	2,420	3,907
Derivative instruments:
Unrealized holding gains on derivative instruments	(1,320)	(505)	(815)
Reclassification adjustment for gains realized in net income	—	—	—
Total derivative instruments	(1,320)	(505)	(815)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	146	56	90
Total defined benefit pension and post-retirement benefit plans	146	56	90
Total other comprehensive income	$5,153	$1,971	$3,182
Six months ended June 30, 2013
Securities available for sale:
Unrealized holding gains on securities	$(11,133)	$(4,260)	$(6,873)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(194)	(74)	(120)
Total securities available for sale	(11,212)	(4,290)	(6,922)
Derivative instruments:
Unrealized holding losses on derivative instruments	1,942	743	1,199
Reclassification adjustment for gains realized in net income	(168)	(64)	(104)
Total derivative instruments	1,774	679	1,095
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	254	97	157
Total defined benefit pension and post-retirement benefit plans	254	97	157
Total other comprehensive income	$(9,184)	$(3,514)	$(5,670)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	June 30, 2014	December 31, 2013
Unrealized gains on securities	$14,277	$10,370
Non-credit related portion of other-than-temporary impairment on securities	(17,428)	(17,428)
Unrealized losses on derivative instruments	(827)	(12)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(4,814)	(4,903)
Total accumulated other comprehensive loss	$(8,792)	$(11,973)

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

	Three Months Ended
	June 30,
	2014	2013
Basic
Net income applicable to common stock	$14,853	$8,019
Average common shares outstanding	31,496,737	25,223,749
Net income per common share - basic	$0.47	$0.32
Diluted
Net income applicable to common stock	$14,853	$8,019
Average common shares outstanding	31,496,737	25,223,749
Effect of dilutive stock-based compensation	201,461	150,119
Average common shares outstanding - diluted	31,698,198	25,373,868
Net income per common share - diluted	$0.47	$0.32

	Six Months Ended
	June 30,
	2014	2013
Basic
Net income applicable to common stock	$28,450	$15,590
Average common shares outstanding	31,466,610	25,205,092
Net income per common share - basic	$0.90	$0.62
Diluted
Net income applicable to common stock	$28,450	$15,590
Average common shares outstanding	31,466,610	25,205,092
Effect of dilutive stock-based compensation	215,886	129,806
Average common shares outstanding - diluted	31,682,496	25,334,898
Net income per common share - diluted	$0.90	$0.62

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2014	2013
Number of shares	109,068	162,339
Range of exercise prices	$29.57 - $30.63	$19.14 - $30.63

	Six Months Ended
	June 30,
	2014	2013
Number of shares	109,068	388,446
Range of exercise prices	$29.57 - $30.63	$19.14 - $30.63

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

The Company recorded approximately $116.5 million in intangible assets which consist of goodwill of $91,512 and core deposit intangible of $25,033. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.

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

Allocation of Purchase Price for First M&F Corporation.
Purchase Price:
Shares issued to common shareholders	6,175,576
Purchase price per share	$25.17
Value of stock paid		$155,439
Cash paid for fractional shares		17
Fair value of stock based compensation assumed		68
Deal charges		1,321
Total Purchase Price		$156,845
Net Assets Acquired:
Stockholders’ equity at 9/1/13	$79,440
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	253
Loans, net of First M&F's allowance for loan losses(1)	(45,761)
Fixed assets	(3,228)
Core deposits intangible, net of First M&F’s existing core deposit intangible	21,158
Other real estate owned(1)	(5,797)
Other assets	(443)
Deposits	(3,207)
Junior Subordinated Debt	12,371
Other liabilities	1,748
Deferred income taxes	8,799
Total Net Assets Acquired		65,333
Goodwill resulting from merger(2)		$91,512
(1) The fair value adjustments to acquired loans and other real estate owned reflect management’s expectations to more aggressively market and liquidate problem assets quickly.
(2) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value of assets acquired and liabilities assumed at acquisition date in connection with the merger with First M&F. The Company is finalizing the fair value of certain assets and liabilities associated with First M&F's mortgage operations. As a result, the values included in the following table are preliminary and may change.

Cash and cash equivalents	$169,995
Securities	227,693
Mortgage loans held for sale	1,659
Loans, net of unearned income	899,236
Premises and equipment	32,101
Other real estate owned	13,527
Intangible assets	116,544
Other assets	55,848
Total assets	1,516,603

Deposits	1,325,872
Borrowings	25,346
Other liabilities	9,861

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the three and six months ended June 30, 2013 of the Company as though the merger with First M&F had been completed as of the beginning of 2013.

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Interest income	$55,946	$110,800
Interest expense	7,588	15,294
Net interest income	48,358	95,506
Provision for loan losses	4,380	8,710
Noninterest income	19,903	42,983
Noninterest expense	52,474	104,120
Income before income taxes	11,407	25,659
Income taxes	2,829	6,646
Net income	$8,578	$19,013
Earnings per share:
Basic	$0.28	$0.61
Diluted	$0.27	$0.60

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2014 compared to December 31, 2013.
Acquisition of First M&F Corporation

On September 1, 2013, the Company completed its acquisition of First M&F Corporation (“First M&F”) , a bank holding company headquartered in Kosciusko, Mississippi, and Renasant Bank (the “Bank”) completed its acquisition of First M&F's wholly-owned subsidiary, Merchants and Farmers Bank. Prior to the merger, First M&F operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6.2 million shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156,845. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1,516,603 including loans with a fair value of $899,236, and assumed liabilities with a fair value of $1,361,079, including deposits with a fair value of $1,325,872. In connection with the merger, approximately $91,512 of goodwill and $25,033 of core deposit intangible assets were recorded. See Note M, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for additional details regarding the Company’s merger with First M&F.
Assets
Total assets were $5,826,020 at June 30, 2014 compared to $5,746,270 at December 31, 2013.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	June 30, 2014	Percentage of Portfolio	December 31, 2013	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$131,688	13.07%	$131,129	13.72%
Obligations of states and political subdivisions	312,717	31.04	287,014	46.40
Mortgage-backed securities	521,458	51.77	453,644	33.78
Trust preferred securities	18,309	1.82	17,671	2.24
Other debt securities	18,701	1.86	19,554	3.40
Other equity securities	4,458	0.44	4,317	0.46
	$1,007,331	100.00%	$913,329	100.00%

The balance of our securities portfolio at June 30, 2014 increased $94,002 to $1,007,331 from $913,329 at December 31, 2013. During the six months ended June 30, 2014, we purchased $251,965 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 39.83%of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 45.74% and 14.43%, respectively, of total securities purchased in the second quarter of 2014. There were no securities sold during the first six months of 2014. Maturities and calls of securities during the first six months of 2014 totaled $162,117.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $27,371 and $27,531 and a fair value of $18,309 and $17,671 at June 30, 2014 and December 31, 2013, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 320 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the second quarter of 2014 or 2013. Furthermore, the Company's analysis of the pooled trust preferred securities during the current quarter supported a return to accrual status for two of the four securities. An observed history of interest payments combined with improved qualitative and quantitative factors described above justifies the accrual of interest on these securities going forward. However, the remaining two securities are still in "payment in kind" status where interest payments are not expected until a future date, and the Company's analysis of the qualitative and quantitative factors described above does not justify a return to accrual status. As such, these two securities were classified as nonaccruing with investment interest recorded on the cash-basis method. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
Loans
The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2014	Percentage of Total Loans	December 31, 2013	Percentage of Total Loans
Commercial, financial, agricultural	$447,826	11.32%	$468,963	12.08%
Lease financing	1,767	0.05	52	—
Real estate – construction	176,577	4.46	161,436	4.16
Real estate – 1-4 family mortgage	1,221,288	30.86	1,208,233	31.13
Real estate – commercial mortgage	2,015,319	50.92	1,950,572	50.26
Installment loans to individuals	94,753	2.39	91,762	2.37
Total loans, net of unearned income	$3,957,530	100.00%	$3,881,018	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2014, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at June 30, 2014 were $3,957,530, an increase of $76,512 from $3,881,018 at December 31, 2013. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $167,129 at June 30, 2014, a decrease of $14,545, or 8.01%, compared to $181,674 at December 31, 2013. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provides reimbursement for five years from the acquisition date.
Loans not covered under loss-share agreements with the FDIC at June 30, 2014 were $3,790,401, compared to $3,699,344 at December 31, 2013. Loans acquired from First M&F totaled $694,115 at June 30, 2014 compared to $813,543 at December 31, 2013. Excluding the loans acquired from First M&F, not covered loans increased $210,485 during the six months ended June 30, 2014. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $67,084 of the total increase in loans from December 31, 2013.
During the first six months of 2014, loans in our de novo markets of Mississippi, Tennessee and Alabama , excluding the contribution from First M&F, increased $21,149, $23,674, $22,261, respectively.
The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	June 30, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$365,262	$7,677	$74,887	$447,826
Lease financing	1,767	—	—	1,767
Real estate – construction:
Residential	81,301	1,648	2,087	85,036
Commercial	90,456	—	—	90,456
Condominiums	562	—	523	1,085
Total real estate – construction	172,319	1,648	2,610	176,577
Real estate – 1-4 family mortgage:
Primary	550,943	16,203	141,323	708,469
Home equity	216,599	10,666	31,892	259,157
Rental/investment	152,233	17,937	28,107	198,277
Land development	46,771	4,810	3,804	55,385
Total real estate – 1-4 family mortgage	966,546	49,616	205,126	1,221,288
Real estate – commercial mortgage:
Owner-occupied	603,868	52,366	197,323	853,557
Non-owner occupied	789,889	30,844	168,190	988,923
Land development	122,615	24,956	25,268	172,839
Total real estate – commercial mortgage	1,516,372	108,166	390,781	2,015,319
Installment loans to individuals	74,020	22	20,711	94,753
Total loans, net of unearned income	$3,096,286	$167,129	$694,115	$3,957,530

	December 31, 2013
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$341,600	$9,546	$117,817	$468,963
Lease financing	52	—	—	52
Real estate – construction:
Residential	62,577	1,648	7,907	72,132
Commercial	84,498	—	4,279	88,777
Condominiums	—	—	527	527
Total real estate – construction	147,075	1,648	12,713	161,436
Real estate – 1-4 family mortgage:
Primary	531,956	16,586	153,909	702,451
Home equity	196,387	13,167	34,482	244,036
Rental/investment	142,488	19,754	31,124	193,366
Land development	57,971	4,959	5,450	68,380
Total real estate – 1-4 family mortgage	928,802	54,466	224,965	1,208,233
Real estate – commercial mortgage:
Owner-occupied	563,104	54,294	172,520	789,918
Non-owner occupied	727,744	31,855	229,559	989,158
Land development	113,769	29,837	27,890	171,496
Total real estate – commercial mortgage	1,404,617	115,986	429,969	1,950,572
Installment loans to individuals	63,655	28	28,079	91,762
Total loans, net of unearned income	$2,885,801	$181,674	$813,543	$3,881,018

Mortgage loans held for sale were $28,116 at June 30, 2014 compared to $33,440 at December 31, 2013. Originations of mortgage loans to be sold totaled $254,578 in the six months ended June 30, 2014 compared to $374,448 for the same period in 2013. Mortgage rates in the latter half of 2011 declined to historic lows and remained at these historically low levels throughout the first quarter of 2013, which prompted a significant increase in refinancings and, thus mortgage originations during this time period. Beginning in the second quarter of 2013 and continuing through the second quarter of 2014, mortgage rates increased from these historically low levels, resulting in a slowdown in originations. The increase in mortgage rates could result in lower future mortgage originations as refinancings decrease.

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
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $4,886,731 and $4,841,912 at June 30, 2014 and December 31, 2013, respectively. Noninterest-bearing deposits were $902,766 and $856,020 at June 30, 2014 and December 31, 2013, respectively, while interest-bearing deposits were $3,983,965 and $3,985,892 at June 30, 2014 and December 31, 2013, respectively. The increase in total deposits at June 30, 2014 as compared to December 31, 2013 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Deposits from our de novo locations have also contributed to the increase in deposits during the first six months of 2014. Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $334,913 at June 30, 2014 representing an increase of $63,235 from December 31, 2013.

Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $655,992 and $615,825 at June 30, 2014 and December 31, 2013, respectively.

Deposits in our Alabama and Georgia markets decreased $26,060 and $33,594, respectively, at June 30, 2014 from December 31, 2013. Deposits in our Mississippi and Tennessee markets increased $69,738 and $19,558, respectively, at June 30, 2014 from December 31, 2013.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There was $25,505 of short-term borrowings on the balance sheet at June 30, 2014, which is an increase of $23,222 from December 31, 2013. The composition of our short-term borrowings was federal funds purchased of $20,100 and security repurchase agreements of $5,405 at June 30, 2014.

At June 30, 2014, long-term debt totaled $164,325 compared to $169,592 at December 31, 2013. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. FHLB advances were $69,944 and $75,405 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $1,749 of the total FHLB advances outstanding were scheduled to mature within twelve (12) months or less. The Company had $1,603,437 of availability on unused lines of credit with the FHLB at June 30, 2014 compared to $1,595,864 at December 31, 2013. The cost of our FHLB advances was 4.15% and 4.25% for the first six months of 2014 and 2013, respectively.

Results of Operations
Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013
Net Income

Net income for the three month period ended June 30, 2014 was $14,853 compared to net income of $8,019 for the three month period ended June 30, 2013. Basic and diluted earnings per share for the three month period ended June 30, 2014 were $0.47 as compared to $0.32 for the three month period ended June 30, 2013. The increase in net income and earnings per share in the second quarter of 2014 as compared to the second quarter of 2013 was due primarily to the acquisition of First M&F, improvement in our net interest margin and continued improvement in our credit risk profile.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 73.46% of total net revenue for the second quarter of 2014. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $52,169 for the second quarter of 2014 compared to $34,404 for the same period in 2013. On a tax equivalent basis, net interest income was $53,893 for the second quarter of 2014 as compared to $35,790 for the second quarter 2013. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.24% during the second quarter of 2014 compared to 3.87% for the second quarter 2013. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,923,031	$51,561	5.27%	$2,877,578	$34,721	4.82%
Securities:
Taxable(2)	721,841	4,340	2.41	536,113	3,408	2.68
Tax-exempt	305,107	4,037	5.29	218,401	3,148	5.76
Interest-bearing balances with banks	150,854	63	0.17	63,316	54	0.34
Total interest-earning assets	5,100,833	60,001	4.72	3,695,408	41,331	4.47
Cash and due from banks	88,131			51,523
Intangible assets	302,181			190,362
FDIC loss-share indemnification asset	23,742			32,584
Other assets	321,720			262,069
Total assets	$5,836,607			$4,231,946
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,228,295	$1,111	0.20%	$1,480,177	$935	0.25%
Savings deposits	348,156	75	0.09	254,247	126	0.20
Time deposits	1,444,302	2,950	0.82	1,219,012	3,034	1.00
Total interest-bearing deposits	4,020,753	4,136	0.41	2,953,436	4,095	0.56
Borrowed funds	169,373	1,972	4.66	164,894	1,446	3.51
Total interest-bearing liabilities	4,190,126	6,108	0.58	3,118,330	5,541	0.71
Noninterest-bearing deposits	905,180			562,104
Other liabilities	54,506			45,289
Shareholders’ equity	686,794			506,225
Total liabilities and shareholders’ equity	$5,836,606			$4,231,948
Net interest income/net interest margin		$53,893	4.24%		$35,790	3.87%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the second quarter of 2014 compared to the second quarter 2013:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$13,397	$3,443	$16,840
Securities:
Taxable	1,314	(382)	932
Tax-exempt	1,119	(230)	889
Interest-bearing balances with banks	14	(5)	9
Total interest-earning assets	15,844	2,826	18,670
Interest expense:
Interest-bearing demand deposits	291	(115)	176
Savings deposits	104	(155)	(51)
Time deposits	512	(596)	(84)
Borrowed funds	40	486	526
Total interest-bearing liabilities	947	(380)	567
Change in net interest income	$14,897	$3,206	$18,103

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $60,001 for the second quarter of 2014 compared to $41,331 for the same period in 2013. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of First M&F which contributed to an increase in average earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Loans	76.91%	77.87%	5.27%	4.82%
Securities	20.13	20.42	3.27	3.49
Other	2.96	1.71	0.17	0.34
Total earning assets	100.00%	100.00%	4.72%	4.47%

For the second quarter of 2014, loan income, on a tax equivalent basis, increased $16,840 to $51,561 from $34,721 compared to the same period in 2013. The average balance of loans increased $1,045,453 from second quarter of 2014 compared to the second quarter 2013 due in large part to the First M&F merger and organic loan growth. The tax equivalent yield on loans was 5.27%, a 45 basis point increase from the second quarter 2013. The increase in loan yields was a result of accretion of nonaccretable difference due to higher than expected levels of payoffs from the First M&F portfolio, offset partially by replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. The accelerated accretion on the acquired First M&F portfolio produced by higher levels of payoffs increased our loan yield by 36 basis points and increased the net interest margin by 28 basis points for the second quarter of 2014.

Investment income, on a tax equivalent basis, increased $1,821 to $8,377 for the second quarter of 2014 from $6,556 for the second quarter of 2013. The average balance in the investment portfolio for the second quarter of 2014 was $1,026,948 compared to $754,514 for the same period in 2013. The increase in the average balance of the investment portfolio is due primarily to the First M&F merger. The tax equivalent yield on the investment portfolio for the second quarter of 2014 was 3.27%, down 22 basis points from the same period in 2013. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds the Company received from the maturity or call of the securities with higher rates. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense was $6,108 for the second quarter of 2014 as compared to $5,541 for the same period in 2013. The increase in interest expense was due to an increase in average balance of interest bearing liabilities due to the First M&F merger partially offset by a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. The cost of interest-bearing liabilities was 0.58% for the three months ended June 30, 2014 as compared to 0.71% at June 30, 2013.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Noninterest-bearing demand	17.76%	15.27%	—%	—%
Interest-bearing demand	43.73	40.22	0.20	0.25
Savings	6.83	6.91	0.09	0.20
Time deposits	28.35	33.12	0.82	1.00
Federal Home Loan Bank advances	1.38	2.12	4.15	4.23
Other borrowed funds	1.95	2.36	5.03	2.87
Total deposits and borrowed funds	100.00%	100.00%	0.48%	0.60%

Interest expense on deposits was $4,136 and $4,095 for the second quarter of 2014 and 2013, respectively. The cost of interest-bearing deposits was 0.41% and 0.56% for the same periods. Interest expense on total borrowings was $1,972 and $1,446 for the second quarter of 2014 and 2013, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended June 30,
2014	2013
1.34%	1.64%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $19,471 for the second quarter of 2014 as compared to $17,317 for the same period in 2013. The increase in noninterest income and its related components is primarily attributable to the First M&F acquisition and is offset by declines in mortgage related income.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $6,193 and $4,509 for the second quarter of 2014 and 2013, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,644 for the three months ended June 30, 2014 compared to $3,504 for the same period in 2013. The increase in service charge revenues is primarily a result of the First M&F acquisition.

Fees and commissions increased to $5,515 during the second quarter of 2014 as compared to $4,848 for the same period in 2013. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $1,868 during the second quarter of 2014 as compared to $1,980 for the same period in 2013 as a direct result of the lower levels of mortgage originations between the periods. For the second quarter of 2014, fees associated with debit card usage were $3,017 as compared to $2,198 for the same period in 2013.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,088 and $951 for the three months ended June 30, 2014 and 2013, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, was $57 and $25 for the three months ended June 30, 2014 and 2013, respectively. The First M&F acquisition is the primary factor contributing to the increase in insurance commissions and contingency income for 2014.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,170 for the second quarter of 2014 compared to $1,715 for the same period in 2013. The market value of trust assets under management was $2,653,957 and $2,404,016 at June 30, 2014 and June 30, 2013, respectively.

Gains on the sale of mortgage loans held for sale were $2,006 and $3,870 for the three months ended June 30, 2014 and 2013, respectively. Originations of mortgage loans to be sold totaled $150,225 for the second quarter of 2014 as compared to $215,307 for the same period of 2013.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,
2014	2013
3.39%	3.54%

Noninterest expense was $49,396 and $37,734 for the second quarter of 2014 and 2013, respectively. The increase in noninterest expense and its related components is primarily attributable to the First M&F acquisition. Merger expense related to the First M&F acquisition were $385 for the three months ended June 30, 2013. There were no merger related expenses for the same period in 2014.

Salaries and employee benefits increased $7,904 to $29,810 for the second quarter of 2014 as compared to $21,906 for the same period in 2013, which is a result of the merger with First M&F.

Data processing costs increased to $2,850 in the second quarter of 2014 from $2,045 for the same period in 2013. The increase for the second quarter of 2014 as compared to the same period in 2013 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.

Net occupancy and equipment expense for the second quarter of 2014 was $4,906, up from $3,668 for the same period in 2013.

Expenses related to other real estate owned for the second quarter of 2014 were $1,068 compared to $1,773 for the same period in 2013. Expenses on other real estate owned for the second quarter of 2014 included write downs of $207 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $8,769 was sold during the three months ended June 30, 2014, resulting in a net loss of $102. Expenses on other real estate owned for the three months ended June 30, 2013 included a $1,249 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $15,489 was sold during the three months ended June 30, 2013, resulting in a net gain of $252.

Professional fees include fees for legal and accounting services. Professional fees were $1,389 for the second quarter of 2014 as compared to $1,304 for the same period in 2013. The increase in professional fees is in large part attributable to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,888 for the second quarter of 2014 compared to $1,246 for the same period in 2013.

Amortization of intangible assets totaled $1,427 and $314 for the second quarter of 2014 and 2013, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the acquisition of First M&F.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,701 for the second quarter of 2014 as compared to $1,135 for the same period in 2013.

Efficiency Ratio
Three Months Ended June 30,
2014	2013
67.33%	71.05%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from levels reported in 2013 and 2012 from incremental revenue driven by growth from the additional markets added via the First M&F acquisition and the maturity of the Company’s de novo locations and continued reduction in credit related expenses as credit quality improves.

Income Taxes

Income tax expense for the second quarter of 2014 and 2013 was $5,941 and $2,968, respectively. The effective tax rates for those periods were 28.57% and 27.01%, respectively. The increased effective tax rate for the second quarter of 2014 as compared to the same period in 2013 is the result of the Company experiencing improvements in its financial results throughout 2013 and into the second quarter of 2014 resulting higher levels of taxable income.

Results of Operations
Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013
Net Income

Net income for the six months ended June 30, 2014 was $28,450 compared to net income of $15,590 for the six months ended June 30, 2013. Basic and diluted earnings per share for the six months ended June 30, 2014 were $0.90 as compared to $0.62 for the six months ended June 30, 2013. The increase in net income and earnings per share in six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due primarily to the acquisition of First M&F, improvement in our net interest margin and continued improvement in our credit risk profile.

Net Interest Income

Net interest income increased to $102,140 for the six months ended June 30, 2014 compared to $67,785 for the same period in 2013. On a tax equivalent basis, net interest income was $105,498 for the six months ended June 30, 2014 as compared to $70,597 for the six months ended June 30, 2013. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.12% during the six months ended 2014 compared to 3.89% for the six months ended 2013. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,930,468	$101,277	5.20%	$2,852,411	$69,045	4.88%
Securities:
Taxable(2)	716,852	8,317	2.32%	505,801	6,176	2.46
Tax-exempt	297,803	7,956	5.34	221,042	6,379	5.82
Interest-bearing balances with banks	218,490	262	0.24	84,009	102	0.24
Total interest-earning assets	5,163,613	117,812	4.60	3,663,263	81,702	4.50
Cash and due from banks	90,840			54,938
Intangible assets	302,886			190,573
FDIC loss-share indemnification asset	24,521			38,405
Other assets	300,133			272,071
Total assets	$5,927,884			$4,219,250
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,235,641	$2,247	0.20%	$1,486,173	$1,857	0.25
Savings deposits	342,437	146	0.09	250,545	246	0.20
Time deposits	1,469,522	6,116	0.84	1,211,651	6,072	1.01
Total interest-bearing deposits	4,047,601	8,509	0.42	2,948,369	8,175	0.56
Borrowed funds	169,730	3,805	4.51	164,440	2,930	3.59
Total interest-bearing liabilities	4,217,331	12,314	0.59	3,112,809	11,105	0.72
Noninterest-bearing deposits	927,126			555,844
Other liabilities	37,005			46,655
Shareholders’ equity	679,959			503,942
Total liabilities and shareholders’ equity	$5,861,421			$4,219,250
Net interest income/net interest margin		$105,498	4.12%		$70,597	3.89%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the six months ended June 30, 2014 compared to the same period in 2013:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$27,467	$4,765	$32,232
Securities:
Taxable	2,479	(338)	2,141
Tax-exempt	2,068	(491)	1,577
Interest-bearing balances with banks	160	—	160
Total interest-earning assets	32,174	3,936	36,110
Interest expense:
Interest-bearing demand deposits	646	(256)	390
Savings deposits	200	(300)	(100)
Time deposits	1,165	(1,121)	44
Borrowed funds	98	777	875
Total interest-bearing liabilities	2,109	(900)	1,209
Change in net interest income	$30,065	$4,836	$34,901

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $117,812 for the six months ended June 30, 2014 compared to $81,702 for the same period in 2013. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of First M&F which contributed to an increase in average earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Loans	76.12%	77.87%	5.20%	4.88%
Securities	19.65	19.84	3.23	3.48
Other	4.23	2.29	0.24	0.24
Total earning assets	100.00%	100.00%	4.60%	4.50%

For the six months ending June 30, 2014, loan income, on a tax equivalent basis, increased $32,232 to $101,277 from $69,045 in the same period in 2013. The average balance of loans increased $1,078,057 for the six months ended June 30, 2014 compared to the same period in 2013 due in large part to the First M&F merger. The tax equivalent yield on loans was 5.20% for the first half of 2014, a 32 basis point increase from the same period in 2013. The increase in loan yields was a result of accelerated accretion of nonaccretable difference due to higher than expected levels of payoffs from the First M&F portfolio, offset partially by replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. The accelerated accretion on the acquired M&F portfolio increased our loan yield by 32 basis points and increased the net interest margin by 24 basis points for the first six months of 2014.

Investment income, on a tax equivalent basis, increased $3,718 to $16,273 for the six months ended June 30, 2014 from $12,555 for the same period, 2013. The average balance in the investment portfolio for the six months ended June 30, 2014 was $1,014,655 compared to $726,843 for the same period in 2013. The increase in the average balance of the investment portfolio is due primarily to the First M&F merger. The tax equivalent yield on the investment portfolio for the first six months of 2014 was 3.23%, down 25 basis points from the same period in 2013. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds the Company received from the maturity or call of the securities with higher rates. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense for the six months ended June 30, 2014 was $12,314 as compared to $11,105 for the same period in 2013. The increase in interest expense was due to an increase in the average balance of interest bearing liabilities due to the First M&F merger partially offset by a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits and borrowed funds. The cost of interest-bearing liabilities was 0.59% for the six months ended June 30, 2014 as compared to 0.72% for the same period end, June 30, 2013.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Noninterest-bearing demand	18.02%	15.15%	—%	—%
Interest-bearing demand	43.46	40.51	0.20	0.25
Savings	6.65	6.83	0.09	0.20
Time deposits	28.57	33.03	0.84	1.01
Federal Home Loan Bank advances	1.41	2.26	4.17	4.11
Other borrowed funds	1.89	2.22	4.76	3.07
Total deposits and borrowed funds	100.00%	100.00%	0.48%	0.61%

Interest expense on deposits was $8,509 and $8,175 for the six months ended June 30, 2014 and 2013, respectively. The cost of interest bearing deposits was 0.42% and 0.56% for the same periods. Interest expense on total borrowings was $3,805 and $2,930 for the first six months of June 30, 2014 and 2013, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Six Months Ended June 30,
2014	2013
1.31%	1.66%

Noninterest income was $38,087 for the six months ended June 30, 2014 as compared to $34,695 for the same period in 2013. The increase in noninterest income and its related components is primarily attributable to the First M&F acquisition.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $12,109 and $9,009 for the six months ended June 30, 2014 and 2013, respectively. Overdraft fees, the largest component of service charges on deposits, were $9,275 for the six months ended June 30, 2014 compared to $7,118 for the same period in 2013. The increase in service charge revenues is primarily a result of the First M&F acquisition.

Fees and commissions increased to $10,487 for the first six months of June 30, 2014 as compared to $9,679 for the same period in 2013. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $3,313 during the six months ended June 30, 2014 as compared to $3,737 for the same period in 2013 as a direct result of the lower levels of mortgage originations between the periods. Fees associated with debit card usage were $5,747 for the first six months of 2014 as compared to $4,253 for the same period in 2013.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,951 and $1,812 for the six months ended June 30, 2014 and 2013, respectively. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, was $528 and $162 for the six months ended June 30, 2014 and 2013, respectively. The First M&F acquisition is a significant contributing factor to the increase in insurance commissions and contingency income for 2014.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $4,314 for the six months ended June 30, 2014 compared to $3,439 for the same period in 2013. The market value of trust assets under management was $2,653,957 and $2,404,016 at June 30, 2014 and June 30, 2013, respectively.

Gains on sales of securities for the six months ended June 30, 2013 were $54, resulting from the sale of approximately $13,420 in securities. The Company did not sell any securities during the six months ended June 30, 2014.

Gains on the sale of mortgage loans held for sale were $3,591 and $7,435 for the six months ended June 30, 2014 and 2013, respectively. Originations of mortgage loans to be sold totaled $254,578 for the six months ended June 30, 2014 as compared to $374,448 for the same period of 2013.
Noninterest Expense

Noninterest Expense to Average Assets
Six Months Ended June 30,
2014	2013
3.33%	3.60%

Noninterest expense was $97,041 and $75,334 for the six months ended June 30, 2014 and 2013, respectively. The increase in noninterest expense and its related components is primarily attributable to the First M&F acquisition. Merger expense related to the First M&F acquisition was $195 for the six months ended June 30, 2014 compared to $385 for the same period in 2013.

Salaries and employee benefits increased $15,058 to $58,238 for the six months ended June 30, 2014 as compared to $43,180 for the same period in 2013, which is a result of the merger with First M&F.

Data processing costs increased to $5,545 in the six months ended June 30, 2014 from $4,088 for the same period in 2013. The increase for the six months ended June 30, 2014 as compared to the same period in 2013 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.

Net occupancy and equipment expense for the first six months of 2014 was $9,753, up from $7,276 for the same period in 2013.

Expenses related to other real estate owned for the first six months of 2014 were $2,769 compared to $3,822 for the same period in 2013. Expenses on other real estate owned for the six months ended June 30, 2014 included write downs of $1,045 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $14,342 was sold during the six months ended June 30, 2014, resulting in a net gain of $12. Expenses on other real estate owned for the six months ended June 30, 2013 included a $2,235 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $33,311 was sold during the six months ended June 30, 2013, resulting in a net loss of $218.

Professional fees include fees for legal and accounting services. Professional fees were $2,589 for the six months ended June 30, 2014 as compared to $2,477 for the same period in 2013. The increase in professional fees is in large part attributable to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $3,416 for the six months ended June 30, 2014 compared to $2,736 for the same period in 2013.

Amortization of intangible assets totaled $2,898 and $637 for the six months ended June 30, 2014 and 2013, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from one and a half to thirteen years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the acquisition of First M&F.

Communication expenses, those expenses incurred for communication to clients and between employees, were $3,383 for the six months ended June 30, 2014 as compared to $2,262 for the same period in 2013.

Efficiency Ratio
Six Months Ended June 30,
2014	2013
67.58%	71.55%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from levels reported in 2013 and 2012 from incremental revenue driven by growth from the additional markets added via the First M&F acquisition in 2013 and the maturity of the Company’s de novo locations and continued reduction in credit related expenses as credit quality improves.

Income Taxes

Income tax expense for the six months ended June 30, 2014 and 2013 was $11,836 and $5,506, respectively. The effective tax rates for those periods were 29.38% and 26.10%, respectively. The increased effective tax rate for the six months ended June 30, 2014 as compared to the same period in 2013 is the result of the Company experiencing improvements in its financial results throughout 2013 and into the six months ended June 30, 2014 resulting in higher levels of taxable income.

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

Net charge-offs for the second quarter of 2014 were $2,194 compared to net charge-offs of $2,471 for the same period in 2013. The amount of net charge-offs totaled $3,261 for the first six months of 2014 compared to $3,363 in the same period 2013. The level of net charge-offs since 2011 are a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial, agricultural	$3,264	$3,090	$3,478
Lease financing	1	—	1
Real estate – construction	1,267	1,091	863
Real estate – 1-4 family mortgage	11,797	18,629	19,432
Real estate – commercial mortgage	29,771	23,688	22,239
Installment loans to individuals	1,204	1,167	1,021
Total	$47,304	$47,665	$47,034

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	June 30, 2014	December 31, 2013	June 30, 2013
Specific reserves for impaired loans	$10,891	$14,650	$15,944
Allocated reserves for remaining portfolio	36,413	33,015	31,090
Total	$47,304	$47,665	$47,034

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company experienced lower levels of classified loans and nonperforming loans in 2013 and through the first half of 2014. In combination with lower levels of classified loans and nonperforming loans, the Company has experienced improving credit quality measures that has resulted in a decrease in the provision for loan losses for the three months ended June 30, 2014 as compared to the same period in 2013. The provision for loan losses was $1,450 and $3,000 for the second quarter of 2014 and 2013, respectively. The provision for loan losses was $2,900 for the first six months of 2014 compared to $6,050 for the same period 2013.

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F merger and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during the three months ended June 30, 2014 or 2013.

The table below reflects the activity in the allowance for loan losses for the periods presented :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$48,048	$46,505	$47,665	$44,347
Charge-offs
Commercial, financial, agricultural	—	46	119	280
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	1,985	652	2,872	1,266
Real estate – commercial mortgage	483	2,527	543	3,120
Installment loans to individuals	61	288	292	352
Total charge-offs	2,529	3,513	3,826	5,018
Recoveries
Commercial, financial, agricultural	75	90	112	247
Lease financing	—	—	—	—
Real estate – construction	3	47	8	63
Real estate – 1-4 family mortgage	206	132	357	471
Real estate – commercial mortgage	28	756	58	847
Installment loans to individuals	23	17	30	27
Total recoveries	335	1,042	565	1,655
Net charge-offs	2,194	2,471	3,261	3,363
Provision for loan losses	1,450	3,000	2,900	6,050
Balance at end of period	$47,304	$47,034	$47,304	$47,034
Net charge-offs (annualized) to average loans	0.23%	0.35%	0.17%	0.24%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.25%	1.75%	1.25%	1.75%
Nonperforming loans not covered under loss share agreements	148.69%	208.70%	148.69%	208.70%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Real estate – construction:
Residential	$(3)	$(47)	$(8)	$(63)
Commercial	—	—	—	—
Condominiums	—	—	—	—
Total real estate – construction	(3)	(47)	(8)	(63)
Real estate – 1-4 family mortgage:
Primary	27	276	120	402
Home equity	107	172	322	412
Rental/investment	280	35	430	97
Land development	1,365	37	1,643	(116)
Total real estate – 1-4 family mortgage	1,779	520	2,515	795
Real estate – commercial mortgage:
Owner-occupied	31	437	24	495
Non-owner occupied	84	1,338	64	1,777
Land development	340	(4)	397	1
Total real estate – commercial mortgage	455	1,771	485	2,273
Total net charge-offs of loans secured by real estate	$2,231	$2,244	$2,992	$3,005
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

Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether a debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing securities available-for-sale consist of the Company’s investments in pooled trust preferred securities issued by financial institutions, which are discussed earlier in this section under the heading "Investments".

The following table provides details of the Company’s nonperforming assets that are not acquired and not covered by FDIC loss-share agreements (“Not Acquired”), nonperforming assets that have been acquired and are covered by loss-share agreements with the FDIC (“Covered Assets”), and nonperforming assets acquired through the First M&F merger and not covered by loss-share agreements with the FDIC (“Acquired and Non-covered”) as of the dates presented:

	Not Acquired	Covered Assets	Acquired and Non-covered	Total
June 30, 2014
Nonaccruing loans	$17,175	$41,425	$5,966	$64,566
Accruing loans past due 90 days or more	3,615	—	5,057	8,672
Total nonperforming loans	20,790	41,425	11,023	73,238
Other real estate owned	23,950	7,472	10,381	41,803
Total nonperforming loans and OREO	44,740	48,897	21,404	115,041
Nonaccruing securities available-for-sale, at fair value	18,309	—	—	18,309
Total nonperforming assets	$63,049	$48,897	$21,404	$133,350
Nonperforming loans to total loans				1.85%
Nonperforming assets to total assets				2.29%

December 31, 2013
Nonaccruing loans	$16,863	$49,194	$6,274	$72,331
Accruing loans past due 90 days or more	2,287	—	1,899	4,186
Total nonperforming loans	19,150	49,194	8,173	76,517
Other real estate owned	27,543	12,942	12,402	52,887
Total nonperforming loans and OREO	46,693	62,136	20,575	129,404
Nonaccruing securities available-for-sale, at fair value	17,671	—	—	17,671
Total nonperforming assets	$64,364	$62,136	$20,575	$147,075
Nonperforming loans to total loans				1.97%
Nonperforming assets to total assets				2.56%

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

	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccruing loans	$23,141	$23,137	$20,554
Accruing loans past due 90 days or more	8,672	4,186	1,983
Total nonperforming loans	31,813	27,323	22,537
Restructured loans in compliance with modified terms	20,839	21,478	22,709
Total nonperforming and restructured loans	$52,652	$48,801	$45,246

Nonperforming loans to loans	0.84%	0.74%	0.84%

The acquisition of First M&F increased nonperforming loans $11,023 at June 30, 2014 which consisted of $5,966 in loans of nonaccrual status and $5,057 in accruing loans past due 90 days or more. At December 31, 2013 nonperforming loans on the acquired First M&F portfolio were $8,173. Excluding the nonperforming loans from the First M&F merger, nonperforming loans were $20,790 at June 30, 2014 and $19,150 at December 31, 2013. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial, agricultural	$1,882	$1,524	$1,515
Real estate – construction:
Residential	11	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	11	—	—
Real estate – 1-4 family mortgage:
Primary	7,058	4,323	3,734
Home equity	1,070	916	835
Rental/investment	1,315	1,972	4,888
Land development	1,490	2,969	3,871
Total real estate – 1-4 family mortgage	10,933	10,180	13,328
Real estate – commercial mortgage:
Owner-occupied	5,055	1,306	1,368
Non-owner occupied	12,762	13,288	4,786
Land development	1,015	850	1,341
Total real estate – commercial mortgage	18,832	15,444	7,495
Installment loans to individuals	155	176	199
Total nonperforming loans	$31,813	$27,324	$22,537

Total nonperforming loans as a percentage of total loans were 0.84% as of June 30, 2014 compared to 0.74% as of December 31, 2013 and 0.84% as of June 30, 2013. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 148.69% as of June 30, 2014 as compared to 174.44% as of December 31, 2013 and 208.70% as of June 30, 2013. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2014.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $20,509 at June 30, 2014 as compared to $21,159 at December 31, 2013 and $7,190 at June 30, 2013. The acquisition of First M&F contributed $12,637 to loans 30-89 days past due at June 30, 2014, and $11,654 at December 31, 2013.

As shown above, restructured loans totaled $20,839 at June 30, 2014 compared to $21,478 at December 31, 2013 and $22,709 at June 30, 2013. At June 30, 2014, loans restructured through interest rate concessions represented 70% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial, agricultural	$—	$19	$—
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	1,794	2,063	1,267
Home equity	—	—	—
Rental/investment	1,363	1,821	1,734
Land development	2,727	6,470	6,928
Total real estate – 1-4 family mortgage	5,884	10,354	9,929
Real estate – commercial mortgage:
Owner-occupied	4,809	3,702	3,236
Non-owner occupied	5,672	5,343	8,522
Land development	4,474	1,889	850
Total real estate – commercial mortgage	14,955	10,934	12,608
Installment loans to individuals	—	171	172
Total restructured loans in compliance with modified terms	$20,839	$21,478	$22,709

Changes in the Company’s restructured loans are set forth in the table below:

	2014	2013
Balance at January 1	$21,478	$29,436
Additional loans with concessions	1,289	4,336
Reductions due to:
Reclassified as nonperforming	(331)	(3,227)
Paid in full	(338)	—
Charge-offs	—	(1,301)
Transfer to other real estate owned	—	—
Paydowns	(1,259)	(2,025)
Lapse of concession period	—	(5,741)
Balance at June 30	$20,839	$21,478

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $7,753 was sold during the six months ended June 30, 2014, resulting in a net loss of $52, while other real estate owned with a cost basis of $16,139 was sold during the six months ended June 30, 2013, resulting in a net loss of $210.

The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2014	December 31, 2013	June 30, 2013
Residential real estate	$6,507	$6,767	$3,368
Commercial real estate	8,557	8,984	9,139
Residential land development	8,563	12,334	15,137
Commercial land development	10,704	11,860	5,603
Other	—	—	—
Total other real estate owned	$34,331	$39,945	$33,247

Changes in the Company’s other real estate owned were as follows:

	2014	2013
Balance at January 1	$39,945	$44,717
Acquired OREO	—	13,527
Additions	2,666	11,164
Capitalized improvements	—	—
Impairments	(656)	(1,434)
Dispositions	(7,753)	(28,027)
Other	129	(2)
Balance at June 30	$34,331	$39,945

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
+400	0.11%	1.31%	11.42%	16.85%
+300	0.21%	0.94%	11.53%	15.06%
+200	0.12%	0.41%	10.72%	12.76%
+100	(0.03)%	(0.08)%	9.11%	10.21%
-100	(2.06)%	(2.33)%	(3.84)%	(4.61)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for the net interest income simulation remains neutral at both June 30, 2014 and December 31, 2013. The Company’s interest rate risk strategy surrounding net interest income sensitivity is to remain in a neutral position with a focus on asset and liability mix strategies which will result in an overall asset sensitive position over time. The EVE results are less asset sensitive reflecting the increased longer-term loan and investment portfolio somewhat offset by the improved level and value of the non-time deposits whose rates have declined versus the prior year-end.

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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2014, the Company had notional amounts of $73,628 on interest rate contracts with corporate customers and $73,628 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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
On June 5, 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15.0 million each. The interest rate swap contracts are accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate of 3.593% and 3.738%, respectively, and will receive a variable interest rate based on the three-month LIBOR with quarterly net settlements.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 12.50% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2014, securities with a carrying value of $695,366 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $608,401 similarly pledged at December 31, 2013.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $20,100 outstanding federal funds purchased at June 30, 2014 and $222 of federal funds purchased at December 31, 2013. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2014, the balance of our outstanding advances with the FHLB was $69,944. The total amount of the remaining credit available to us from the FHLB at June 30, 2014 was $1,603,437. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2014 or December 31, 2013.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Noninterest-bearing demand	18.02%	15.15%	—%	—%
Interest-bearing demand	43.46	40.51	0.20	0.25
Savings	6.65	6.83	0.09	0.20
Time deposits	28.57	33.03	0.84	1.01
FHLB advances	1.41	2.26	4.17	4.11
Other borrowed funds	1.89	2.22	4.76	3.07
	100.00%	100.00%	0.48%	0.61%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds has decreased 12 basis points for the six months ended June 30, 2014 as compared to the same period in 2013 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.

Cash and cash equivalents were $181,220 at June 30, 2014 compared to $79,015 at June 30, 2013. Cash used in investing activities for the six months ended June 30, 2014 was $177,922 compared to $178,272 for the six months ended June 30, 2013. Proceeds from the sale, maturity or call of securities within our investment portfolio were $162,117 for the six months ended 2014. These proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Proceeds from the sale, maturity, or call of securities within our investment portfolio during the six months ended June 30, 2013 were $91,042. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $251,965 for the first six months of 2014 compared to $176,596 for the same period in 2013.

Cash provided by financing activities for the six months ended June 30, 2014 was $53,086 compared to cash provided by financing activities of $66,892 for the same period in 2013. Deposits increased $44,819 for the six months ended June 30, 2014 compared to an increase of $43,937 for the same period in 2013.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2014, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $52,615. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. There were no amounts outstanding under this line of credit at June 30, 2014. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the first six months of 2014, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	June 30, 2014	December 31, 2013
Loan commitments	$677,880	$630,266
Standby letters of credit	29,544	30,062

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $688,215 at June 30, 2014 compared to $665,652 at December 31, 2013. Book value per share was $21.83 and $21.21 at June 30, 2014 and December 31, 2013, respectively. The growth in shareholders’ equity was attributable to the acquisition of First M&F along with earnings retention offset by dividends declared and changes in accumulated other comprehensive income.

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

The Company has junior subordinated debentures with a carrying value of $94,380 at June 30, 2014, of which $91,085 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Renasant Corporation:
Tier 1 Capital to Average Assets	$495,168	8.91%	$277,753	5.00%	$222,202	4.00%
Tier 1 Capital to Risk-Weighted Assets	495,168	11.82%	251,357	6.00%	167,571	4.00%
Total Capital to Risk-Weighted Assets	543,103	12.96%	418,929	10.00%	335,143	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets	$478,850	8.64%	$277,024	5.00%	$221,619	4.00%
Tier 1 Capital to Risk-Weighted Assets	478,850	11.46%	250,664	6.00%	167,109	4.00%
Total Capital to Risk-Weighted Assets	526,154	12.59%	417,773	10.00%	334,218	8.00%
December 31, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets	$473,817	8.68%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	473,817	11.41%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	522,181	12.58%	304,940	10.00%	243,952	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$457,798	8.40%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	457,798	11.05%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	505,463	12.20%	304,300	10.00%	243,440	8.00%

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

None

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2014.
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

RENASANT CORPORATION
(Registrant)

Date:	August 8, 2014	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2014	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).