Form 10-Q
period 2014-09-30
RENASANT CORP
filed 2014-11-10
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, 31,535,373 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$56,560	$87,342
Interest-bearing balances with banks	85,034	159,306
Cash and cash equivalents	141,594	246,648
Securities held to maturity (fair value of $444,926 and $408,576, respectively)	434,705	412,075
Securities available for sale, at fair value	545,623	501,254
Mortgage loans held for sale, at fair value	30,451	33,440
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("covered loans")	155,319	181,674
Acquired and non-covered by FDIC loss-share agreements ("acquired non-covered loans")	636,628	813,543
Not acquired	3,165,492	2,885,801
Total loans, net of unearned income	3,957,439	3,881,018
Allowance for loan losses	(44,569)	(47,665)
Loans, net	3,912,870	3,833,353
Premises and equipment, net	109,098	101,525
Other real estate owned:
Covered under FDIC loss-share agreements	4,033	12,942
Not covered under FDIC loss-share agreements	30,026	39,945
Total other real estate owned, net	34,059	52,887
Goodwill	274,658	276,100
Other intangible assets, net	23,951	28,230
FDIC loss-share indemnification asset	17,033	26,273
Other assets	227,669	234,485
Total assets	$5,751,711	$5,746,270
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$935,544	$856,020
Interest-bearing	3,828,126	3,985,892
Total deposits	4,763,670	4,841,912
Short-term borrowings	65,646	2,283
Long-term debt	162,018	169,592
Other liabilities	59,902	66,831
Total liabilities	5,051,236	5,080,618
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,166 and 32,656,182 shares issued, respectfully; 31,533,703 and 31,387,668 shares outstanding, respectively	163,281	163,281
Treasury stock, at cost	(21,919)	(23,023)
Additional paid-in capital	344,549	342,552
Retained earnings	222,670	194,815
Accumulated other comprehensive loss, net of taxes	(8,106)	(11,973)
Total shareholders’ equity	700,475	665,652
Total liabilities and shareholders’ equity	$5,751,711	$5,746,270
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Loans	$49,833	$39,308	$150,658	$108,031
Securities
Taxable	4,144	3,282	12,998	9,504
Tax-exempt	2,308	2,001	6,821	5,844
Other	73	47	335	149
Total interest income	56,358	44,638	170,812	123,528
Interest expense
Deposits	3,915	4,313	12,424	12,488
Borrowings	1,971	1,577	5,776	4,507
Total interest expense	5,886	5,890	18,200	16,995
Net interest income	50,472	38,748	152,612	106,533
Provision for loan losses	2,217	2,300	5,117	8,350
Net interest income after provision for loan losses	48,255	36,448	147,495	98,183
Noninterest income
Service charges on deposit accounts	6,747	5,361	18,856	14,370
Fees and commissions	6,237	4,982	16,724	14,661
Insurance commissions	2,270	1,295	6,221	3,107
Wealth management revenue	2,197	2,091	6,511	5,530
Gains on sales of securities	375	—	375	54
BOLI income	811	1,904	2,288	3,268
Gains on sales of mortgage loans held for sale	2,635	2,788	6,226	10,223
Other	1,291	514	3,449	2,417
Total noninterest income	22,563	18,935	60,650	53,630
Noninterest expense
Salaries and employee benefits	29,569	25,689	87,807	68,869
Data processing	2,906	2,236	8,451	6,324
Net occupancy and equipment	5,353	4,576	15,106	11,852
Other real estate owned	1,101	1,537	3,870	5,359
Professional fees	1,018	1,542	3,607	4,019
Advertising and public relations	1,133	1,514	4,549	4,250
Intangible amortization	1,381	724	4,279	1,361
Communications	1,079	1,310	4,462	3,572
Merger-related expenses	—	3,763	195	4,148
Other	4,635	3,722	12,890	12,193
Total noninterest expense	48,175	46,613	145,216	121,947
Income before income taxes	22,643	8,770	62,929	29,866
Income taxes	7,108	2,133	18,944	7,639
Net income	$15,535	$6,637	$43,985	$22,227
Basic earnings per share	$0.49	$0.24	$1.40	$0.86
Diluted earnings per share	$0.49	$0.24	$1.39	$0.85
Cash dividends per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$15,535	$6,637	$43,985	$22,227
Other comprehensive income (loss), net of tax:
Securities:
Net change in unrealized holding gains (losses) on securities	866	782	4,856	(6,091)
Reclassification adjustment for (gains) losses realized in net income	(232)	—	(232)	71
Amortization of unrealized holding losses on securities transferred to the held to maturity category	(38)	(49)	(121)	(169)
Total securities	596	733	4,503	(6,189)
Derivative instruments:
Net change in unrealized holding (losses) gains on derivative instruments	42	(297)	(773)	902
Reclassification adjustment for gains realized in net income	—	(22)	—	(126)
Totals derivative instruments	42	(319)	(773)	776
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	—	—	—	—
Less amortization of net actuarial loss recognized in net periodic pension cost	47	113	137	270
Total defined benefit pension and post-retirement benefit plans	47	113	137	270
Other comprehensive income (loss), net of tax	685	527	3,867	(5,143)
Comprehensive income	$16,220	$7,164	$47,852	$17,084

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net cash provided by operating activities	$90,232	$124,122
Investing activities
Purchases of securities available for sale	(100,129)	(106,521)
Proceeds from sales of securities available for sale	724	9,015
Proceeds from call/maturities of securities available for sale	60,202	62,606
Purchases of securities held to maturity	(154,126)	(70,075)
Proceeds from sales of securities held to maturity	—	4,461
Proceeds from call/maturities of securities held to maturity	130,206	84,667
Net increase in loans	(82,319)	(190,010)
Purchases of premises and equipment	(12,494)	(8,685)
Net cash received in acquisition	—	170,061
Net cash used in investing activities	(157,936)	(44,481)
Financing activities
Net increase in noninterest-bearing deposits	79,524	20,770
Net (decrease) increase in interest-bearing deposits	(157,766)	26,735
Net increase (decrease) in short-term borrowings	63,363	(5,394)
Repayment of long-term debt	(7,864)	(7,326)
Cash paid for dividends	(16,135)	(13,951)
Cash received on exercise of stock-based compensation	401	99
Excess tax benefit from stock-based compensation	1,127	155
Net cash (used) provided by financing activities	(37,350)	21,088
Net (decrease) increase in cash and cash equivalents	(105,054)	100,729
Cash and cash equivalents at beginning of period	246,648	132,420
Cash and cash equivalents at end of period	$141,594	$233,149
Supplemental disclosures
Cash paid for interest	$18,674	$16,900
Cash paid for income taxes	$9,300	$9,393
Noncash transactions:
Transfers of loans to other real estate owned	$8,318	$13,747
Financed sales of other real estate owned	$860	$6,783

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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after September 30, 2014 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Obligations of other U.S. Government agencies and corporations	$125,573	$1	$(4,336)	$121,238
Obligations of states and political subdivisions	309,132	14,927	(371)	323,688
	$434,705	$14,928	$(4,707)	$444,926
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$125,061	$14	$(8,727)	$116,348
Obligations of states and political subdivisions	287,014	7,897	(2,683)	292,228
	$412,075	$7,911	$(11,410)	$408,576

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. The securities sold during the first nine months of 2013 had a carrying value of $4,292, and the Company recognized a net gain of $169 on the sale. No such securities were sold during the same period in 2014.

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Obligations of other U.S. Government agencies and corporations	$6,126	$150	$(163)	$6,113
Residential mortgage backed securities:
Government agency mortgage backed securities	289,008	3,718	(2,042)	290,684
Government agency collateralized mortgage obligations	157,135	1,480	(3,643)	154,972
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,938	1,457	(308)	47,087
Government agency collateralized mortgage obligations	5,146	180	—	5,326
Trust preferred securities	26,738	142	(7,307)	19,573
Other debt securities	18,044	451	(106)	18,389
Other equity securities	2,331	1,148	—	3,479
	$550,466	$8,726	$(13,569)	$545,623

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$6,144	$125	$(201)	$6,068
Residential mortgage backed securities:
Government agency mortgage backed securities	261,659	2,747	(4,414)	259,992
Government agency collateralized mortgage obligations	149,682	1,542	(4,679)	146,545
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,252	1,373	(584)	42,041
Government agency collateralized mortgage obligations	5,007	59	—	5,066
Trust preferred securities	27,531	73	(9,933)	17,671
Other debt securities	19,544	240	(230)	19,554
Other equity securities	2,775	1,542	—	4,317
	$513,594	$7,701	$(20,041)	$501,254

Gross realized gains and gross realized losses on sales of securities available for sale for the three and nine months ended September 30, 2014 and 2013 were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross gains on sales of securities available for sale	$375	$—	$375	$—
Gross losses on sales of securities available for sale	—	—	—	(115)
Loss on sales of securities available for sale, net	$375	$—	$375	$(115)

At September 30, 2014 and December 31, 2013, securities with a carrying value of $636,313 and $604,571, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $15,099 and $7,626 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2014 and December 31, 2013, respectively.
The amortized cost and fair value of securities at September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,976	$11,093	$—	$—
Due after one year through five years	51,890	53,654	1,067	1,141
Due after five years through ten years	232,081	232,491	5,059	4,972
Due after ten years	139,758	147,688	26,738	19,573
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	289,008	290,684
Government agency collateralized mortgage obligations	—	—	157,135	154,972
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	45,938	47,087
Government agency collateralized mortgage obligations	—	—	5,146	5,326
Other debt securities	—	—	18,044	18,389
Other equity securities	—	—	2,331	3,479
	$434,705	$444,926	$550,466	$545,623

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2014
Obligations of other U.S. Government agencies and corporations	1	$1,486	$(5)	27	$118,251	$(4,331)	28	$119,737	$(4,336)
Obligations of states and political subdivisions	7	6,102	(29)	28	15,697	(342)	35	21,799	(371)
Total	8	$7,588	$(34)	55	$133,948	$(4,673)	63	141,536	$(4,707)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	26	$105,747	$(7,826)	2	$9,090	$(901)	28	$114,837	$(8,727)
Obligations of states and political subdivisions	111	59,503	(2,578)	2	933	(105)	113	60,436	(2,683)
Total	137	$165,250	$(10,404)	4	$10,023	$(1,006)	141	$175,273	$(11,410)
Available for Sale:
September 30, 2014
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,837	$(163)	1	$3,837	$(163)
Residential mortgage backed securities:
Government agency mortgage backed securities	15	67,667	(195)	18	65,621	(1,847)	33	133,288	(2,042)
Government agency collateralized mortgage obligations	6	29,885	(377)	18	67,360	(3,266)	24	97,245	(3,643)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	5,220	(52)	3	10,569	(256)	4	15,789	(308)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	2	18,315	(7,307)	2	18,315	(7,307)
Other debt securities	0	—	—	3	4,419	(106)	3	4,419	(106)
Total	22	$102,772	$(624)	45	$170,121	$(12,945)	67	$272,893	$(13,569)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	1	$3,799	$(201)	0	$—	$—	1	$3,799	$(201)
Residential mortgage backed securities:
Government agency mortgage backed securities	32	134,858	(3,451)	3	13,239	(963)	35	148,097	(4,414)
Government agency collateralized mortgage obligations	17	68,496	(3,468)	4	16,750	(1,211)	21	85,246	(4,679)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	16,570	(584)	0	—	—	4	16,570	(584)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	16,456	(9,933)	3	16,456	(9,933)
Other debt securities	3	7,100	(217)	1	1,897	(13)	4	8,997	(230)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	57	$230,823	$(7,921)	11	$48,342	$(12,120)	68	$279,165	$(20,041)

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
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $26,738 and $27,531 and a fair value of $19,573 and $17,671, at September 30, 2014 and December 31, 2013, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 320 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be maturity. At September 30, 2014, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three or nine months ended September 30, 2014.
The Company's analysis of the pooled trust preferred securities during the previous quarter supported a return to accrual status for two of the four securities (XIII and XXIII.) An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, one of the remaining securities (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date, and, although the Company has received principal payments from the fourth security (XXVI), the Company's analysis of the qualitative and quantitative factors described above does not justify a return to accrual status at this time. As a result, pooled trust preferred securities XXIV and XXVI remain classified as nonaccruing assets at September 30, 2014, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2014:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,116	$1,258	$142	Caa1	24%
XXIII	Pooled	B-2	8,701	5,917	(2,784)	Baa3	20%
XXIV	Pooled	B-2	12,076	8,585	(3,491)	Ca	34%
XXVI	Pooled	B-2	4,845	3,813	(1,032)	B3	27%
			$26,738	$19,573	$(7,165)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	September 30, 2014	December 31, 2013
Commercial, financial, agricultural	$450,559	$468,963
Lease financing	5,564	53
Real estate – construction	197,066	161,436
Real estate – 1-4 family mortgage	1,221,579	1,208,233
Real estate – commercial mortgage	1,991,052	1,950,572
Installment loans to individuals	91,806	91,762
Gross loans	3,957,626	3,881,019
Unearned income	(187)	(1)
Loans, net of unearned income	3,957,439	3,881,018
Allowance for loan losses	(44,569)	(47,665)
Net loans	$3,912,870	$3,833,353

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2014
Commercial, financial, agricultural	$1,056	$599	$446,907	$448,562	$650	$953	$394	$1,997	$450,559
Lease financing	—	—	5,564	5,564	—	—	—	—	5,564
Real estate – construction	237	281	194,900	195,418	—	1,648	—	1,648	197,066
Real estate – 1-4 family mortgage	6,739	5,248	1,193,594	1,205,581	208	6,197	9,593	15,998	1,221,579
Real estate – commercial mortgage	7,966	11,381	1,937,174	1,956,521	2,641	20,803	11,087	34,531	1,991,052
Installment loans to individuals	250	22	91,431	91,703	—	90	13	103	91,806
Unearned income	—	—	(187)	(187)	—	—	—	—	(187)
Total	$16,248	$17,531	$3,869,383	$3,903,162	$3,499	$29,691	$21,087	$54,277	$3,957,439
December 31, 2013
Commercial, financial, agricultural	$2,067	$607	$463,521	$466,195	$138	$1,959	$671	$2,768	$468,963
Lease financing	—	—	53	53	—	—	—	—	53
Real estate – construction	664	—	159,124	159,788	—	1,648	—	1,648	161,436
Real estate – 1-4 family mortgage	10,168	2,206	1,179,703	1,192,077	1,203	6,041	8,912	16,156	1,208,233
Real estate – commercial mortgage	8,870	1,286	1,888,745	1,898,901	966	37,439	13,266	51,671	1,950,572
Installment loans to individuals	706	88	90,880	91,674	—	80	8	88	91,762
Unearned income	—	—	(1)	(1)	—	—	—	—	(1)
Total	$22,475	$4,187	$3,782,025	$3,808,687	$2,307	$47,167	$22,857	$72,331	$3,881,018

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans. Restructured loans contractually 90 days past due or more totaled $0 at December 31, 2013. This balance increased to $1,872 in restructured loans contractually 90 days past due or more at September 30, 2014. The outstanding balance of restructured loans on nonaccrual status was $12,709 and $10,078 at September 30, 2014 and December 31, 2013, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2014
Commercial, financial, agricultural	$5,513	$349	$2,383	$2,732	$229
Real estate – construction	2,723	—	1,768	1,768	48
Real estate – 1-4 family mortgage	31,657	15,576	8,440	24,016	2,316
Real estate – commercial mortgage	105,441	30,921	32,373	63,294	10,681
Installment loans to individuals	433	50	56	106	—
Total	$145,767	$46,896	$45,020	$91,916	$13,274
December 31, 2013
Commercial, financial, agricultural	$6,575	$743	$2,043	$2,786	$260
Real estate – construction	2,447	—	1,648	1,648	—
Real estate – 1-4 family mortgage	42,868	25,374	8,542	33,916	7,353
Real estate – commercial mortgage	108,963	30,624	38,517	69,141	7,036
Installment loans to individuals	620	183	77	260	1
Totals	$161,473	$56,924	$50,827	$107,751	$14,650

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$4,167	$160	$5,183	$4
Real estate – construction	1,997	96	1,650	—
Real estate – 1-4 family mortgage	26,378	808	32,274	158
Real estate – commercial mortgage	74,648	3,110	75,312	379
Installment loans to individuals	141	13	—	—
Total	$107,331	$4,187	$114,419	$541

(1)
Includes interest income recognized using the cash-basis method of income recognition of $0. No interest income was recognized using the cash-basis method of income recognition during the three months ended September 30, 2014.

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial, agricultural	$4,399	$165	$5,123	$4
Real estate – construction	2,023	98	1,650	—
Real estate – 1-4 family mortgage	27,122	843	33,181	449
Real estate – commercial mortgage	80,402	3,174	75,997	845
Installment loans to individuals	147	13	—	—
Total	$114,093	$4,293	$115,951	$1,298

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)
Includes interest income recognized using the cash-basis method of income recognition of $0. No interest income was recognized using the cash-basis method of income recognition during the nine months ended September 30, 2014.

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
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2014
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	32	6,739	5,165
Real estate – commercial mortgage	16	11,686	10,439
Installment loans to individuals	—	—	—
Total	48	$18,425	$15,604
December 31, 2013
Commercial, financial, agricultural	1	$20	$19
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	19,371	10,354
Real estate – commercial mortgage	16	12,785	10,934
Installment loans to individuals	1	182	171
Total	41	$32,358	$21,478

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2014	41	$21,478
Additional loans with concessions	17	2,622
Reductions due to:
Reclassified as nonperforming	(3)	(1,895)
Paid in full	(7)	(6,008)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(593)
Lapse of concession period	—	—
Totals at September 30, 2014	48	$15,604

The allocated allowance for loan losses attributable to restructured loans was $1,805 and $2,984 at September 30, 2014 and December 31, 2013, respectively. The Company had $0 and $93 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2014 and December 31, 2013, respectively.
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

	Pass	Watch	Substandard	Total
September 30, 2014
Commercial, financial, agricultural	$314,774	$5,156	$1,383	$321,313
Real estate – construction	131,329	1,173	—	132,502
Real estate – 1-4 family mortgage	125,625	10,020	8,226	143,871
Real estate – commercial mortgage	1,402,321	30,728	42,649	1,475,698
Installment loans to individuals	2,537	—	—	2,537
Total	$1,976,586	$47,077	$52,258	$2,075,921
December 31, 2013
Commercial, financial, agricultural	$328,959	$10,588	$4,266	$343,813
Real estate – construction	114,428	588	—	115,016
Real estate – 1-4 family mortgage	126,916	13,864	23,370	164,150
Real estate – commercial mortgage	1,338,340	32,892	35,121	1,406,353
Installment loans to individuals	19	—	—	19
Total	$1,908,662	$57,932	$62,757	$2,029,351

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

	Performing	Non- Performing	Total
September 30, 2014
Commercial, financial, agricultural	$103,391	$159	$103,550
Lease financing	5,377	—	5,377
Real estate – construction	62,635	161	62,796
Real estate – 1-4 family mortgage	987,332	3,512	990,844
Real estate – commercial mortgage	258,092	938	259,030
Installment loans to individuals	84,798	68	84,866
Total	$1,501,625	$4,838	$1,506,463
December 31, 2013
Commercial, financial, agricultural	$89,490	$176	$89,666
Lease financing	53	—	53
Real estate – construction	43,535	—	43,535
Real estate – 1-4 family mortgage	938,994	2,527	941,521
Real estate – commercial mortgage	242,363	666	243,029
Installment loans to individuals	84,855	79	84,934
Total	$1,399,290	$3,448	$1,402,738

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
September 30, 2014
Commercial, financial, agricultural	$—	$7,699	$17,997	$25,696
Lease financing	—	—	—	—
Real estate – construction	—	1,648	120	1,768
Real estate – 1-4 family mortgage	1,254	45,100	40,510	86,864
Real estate – commercial mortgage	11,986	87,594	156,744	256,324
Installment loans to individuals	—	38	4,365	4,403
Total	$13,240	$142,079	$219,736	$375,055
December 31, 2013
Commercial, financial, agricultural	$—	$9,546	$25,938	$35,484
Lease financing	—	—	—	—
Real estate – construction	—	1,648	1,237	2,885
Real estate – 1-4 family mortgage	835	53,631	48,096	102,562
Real estate – commercial mortgage	23,684	92,302	185,204	301,190
Installment loans to individuals	—	28	6,781	6,809
Total	$24,519	$157,155	$267,256	$448,930

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

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at September 30, 2014:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$52,678	$176,021	$256,592	$485,291
Nonaccretable difference(1)	(39,437)	(30,500)	(32,676)	(102,613)
Cash flows expected to be collected	13,241	145,521	223,916	382,678
Accretable yield(2)	(1)	(3,442)	(4,180)	(7,623)
Fair value	$13,240	$142,079	$219,736	$375,055

(1)	Represents contractual principal and interest cash flows of $93,738 and $8,875, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $5,182 expected to be collected and purchase discount of $3,336.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2014	$(13)	$(6,705)	$(3,010)	$(9,728)
Reclasses from nonaccretable difference	(63)	(2,511)	(10,899)	(13,473)
Accretion	75	5,774	9,729	15,578
Balance at September 30, 2014	$(1)	$(3,442)	$(4,180)	$(7,623)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304
Charge-offs	(1,206)	—	(1,271)	(3,513)	(112)	(6,102)
Recoveries	103	6	751	267	23	1,150
Net (charge-offs) recoveries	(1,103)	6	(520)	(3,246)	(89)	(4,952)
Provision for loan losses	1,007	109	(491)	4,043	107	4,775
Benefit attributable to FDIC loss-share agreements	(19)	—	(189)	(3,169)	—	(3,377)
Recoveries payable to FDIC	22	—	16	781	—	819
Provision for loan losses charged to operations	1,010	109	(664)	1,655	107	2,217
Ending balance	$3,171	$1,382	$10,613	$28,180	$1,223	$44,569
Nine Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(1,325)	—	(4,143)	(4,056)	(404)	(9,928)
Recoveries	215	14	1,108	325	53	1,715
Net (charge-offs) recoveries	(1,110)	14	(3,035)	(3,731)	(351)	(8,213)
Provision for loan losses	1,095	276	(5,182)	12,045	407	8,641
Benefit attributable to FDIC loss-share agreements	(87)	—	(324)	(4,640)	—	(5,051)
Recoveries payable to FDIC	183	1	525	818	—	1,527
Provision for loan losses charged to operations	1,191	277	(4,981)	8,223	407	5,117
Ending balance	$3,171	$1,382	$10,613	$28,180	$1,223	$44,569
Period-End Amount Allocated to:
Individually evaluated for impairment	$—	$—	$1,260	$6,820	$—	$8,080
Collectively evaluated for impairment	3,171	1,382	9,353	21,360	1,223	36,489
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,171	$1,382	$10,613	$28,180	$1,223	$44,569

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$3,478	$863	$19,432	$22,239	$1,022	$47,034
Charge-offs	(887)	—	(1,251)	(1,107)	(81)	(3,326)
Recoveries	54	7	120	38	23	242
Net (charge-offs) recoveries	(833)	7	(1,131)	(1,069)	(58)	(3,084)
Provision for loan losses	364	44	370	1,976	14	2,768
Benefit attributable to FDIC loss-share agreements	(67)	—	(326)	(129)	—	(522)
Recoveries payable to FDIC	5	—	45	4	—	54
Provision for loan losses charged to operations	302	44	89	1,851	14	2,300
Ending balance	$2,947	$914	$18,390	$23,021	$978	$46,250
Nine Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(1,167)	—	(2,517)	(4,226)	(434)	(8,344)
Recoveries	301	70	591	885	50	1,897
Net (charge-offs) recoveries	(866)	70	(1,926)	(3,341)	(384)	(6,447)
Provision for loan losses	874	132	2,088	5,762	796	9,652
Benefit attributable to FDIC loss-share agreements	(397)	—	(956)	(840)	—	(2,193)
Recoveries payable to FDIC	29	1	837	24	—	891
Provision for loan losses charged to operations	506	133	1,969	4,946	796	8,350
Ending balance	$2,947	$914	$18,390	$23,021	$978	$46,250
Period-End Amount Allocated to:
Individually evaluated for impairment	$260	$—	$7,569	$7,079	$—	$14,908
Collectively evaluated for impairment	2,687	914	10,821	15,942	978	31,342
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$2,947	$914	$18,390	$23,021	$978	$46,250

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2014
Individually evaluated for impairment	$349	$—	$15,576	$30,921	$50	$46,896
Collectively evaluated for impairment	424,514	195,298	1,119,139	1,703,807	92,730	3,535,488
Acquired with deteriorated credit quality	25,696	1,768	86,864	256,324	4,403	375,055
Ending balance	$450,559	$197,066	$1,221,579	$1,991,052	$97,183	$3,957,439
December 31, 2013
Individually evaluated for impairment	$743	$—	$25,374	$30,624	$183	$56,924
Collectively evaluated for impairment	432,736	158,551	1,080,297	1,618,758	84,822	3,375,164
Acquired with deteriorated credit quality	35,484	2,885	102,562	301,190	6,809	448,930
Ending balance	$468,963	$161,436	$1,208,233	$1,950,572	$91,814	$3,881,018

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
September 30, 2014
Residential real estate	$763	$4,993	$5,756
Commercial real estate	1,360	8,783	10,143
Residential land development	534	6,837	7,371
Commercial land development	1,376	9,413	10,789
Total	$4,033	$30,026	$34,059
December 31, 2013
Residential real estate	$2,133	$6,767	$8,900
Commercial real estate	3,598	8,984	12,582
Residential land development	1,161	12,334	13,495
Commercial land development	6,050	11,860	17,910
Other	—	—	—
Total	$12,942	$39,945	$52,887

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2014	$12,942	$39,945	$52,887
Transfers of loans	3,497	5,090	8,587
Capitalized improvements	—	—	—
Impairments(1)	(2,932)	(1,315)	(4,247)
Dispositions	(9,138)	(13,564)	(22,702)
Other	(336)	(130)	(466)
Balance at September 30, 2014	$4,033	$30,026	$34,059

(1)
Of the total impairment charges of $2,932 recorded for covered OREO, $586 was included in the Consolidated Statements of Income for the nine months ended September 30, 2014, while the remaining $2,346 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Repairs and maintenance	$223	$565	$1,760	$1,473
Property taxes and insurance	148	163	445	820
Impairments	856	594	1,901	2,829
Net losses (gains) on OREO sales	(85)	293	(97)	511
Rental income	(41)	(78)	(139)	(274)
Total	$1,101	$1,537	$3,870	$5,359

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2014	$26,273
Changes in expected cash flows from initial estimates on:
Covered Loans	(1,754)
Covered OREO	1,261
Reimbursable expenses	850
Accretion	—
Reimbursements received from the FDIC	(9,597)

Balance at September 30, 2014	$17,033

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at September 30, 2014 and December 31, 2013.
Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three or nine months ended September 30, 2014 or 2013.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2014	$8,993
Capitalization	2,949
Amortization	(904)

Balance at September 30, 2014	$11,038

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2014 are as follows:

Unpaid principal balance	$1,104,384

Weighted-average prepayment speed (CPR)	6.02%
Estimated impact of a 10% increase	$(1,044)
Estimated impact of a 20% increase	(1,376)

Discount rate	11.26%
Estimated impact of a 10% increase	$(1,085)
Estimated impact of a 20% increase	(1,448)

Weighted-average coupon interest rate	3.82%
Weighted-average servicing fee (basis points)	25.09
Weighted-average remaining maturity (in years)	24.50

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note G - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$—	$—	$1	$8
Interest cost	328	222	19	21
Expected return on plan assets	(539)	(359)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	59	114	18	70
Net periodic benefit cost (return)	$(152)	$(23)	$38	$99

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$—	$—	$13	$21
Interest cost	964	597	65	48
Expected return on plan assets	(1,617)	(979)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	150	313	72	125
Net periodic benefit cost (return)	$(503)	$(69)	$150	$194

In January 2013, the Company granted stock options which generally vest and become exercisable in equal installments of 33 1/3% upon completion of one, two and three years of service measured from the grant date. There were no stock options granted during the nine months ended September 30, 2014. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option-pricing model. The Company employed the following assumptions with respect to its stock option grants in 2013:

2013 Grant
Shares granted	52,500
Dividend yield	3.55%
Expected volatility	37%
Risk-free interest rate	0.76%
Expected lives	6 years
Weighted average exercise price	$19.14
Weighted average fair value	$4.47

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In connection with its merger with First M&F during the third quarter of 2013, the Company assumed First M&F's 2005 Equity Incentive Plan and Stock Option Plan, under which options to purchase an aggregate of 11,557 shares of the Company's common stock were outstanding as of the date of assumption. The assumed options had a weighted average exercise price of $21.16 and a weighted average remaining contractual life of 2.05 years at the date of assumption. The fair value of the stock options assumed on the date of assumption was $68 and was estimated using the Black-Scholes option-pricing model. No additional options or other forms of equity incentives will be granted or awarded under these plans. At September 30, 2014, there were 6,035 remaining shares of the Company's common stock outstanding related to the First M&F Equity Incentive Plan and Stock Option Plan. The remaining options have a weighted average exercise price of $24.54 and a weighted average remaining contractual life of 1.17 years.

The following table summarizes the changes in stock options as of and for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,060,350	$18.64
Granted	—	—
Exercised	(183,082)	17.37
Forfeited	(1,899)	20.77
Options outstanding at end of period	875,369	$18.90

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under a long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2014:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	69,850	$19.14	22,338	$24.30
Awarded	78,250	31.46	34,336	30.26
Vested	(69,850)	19.14	(6,338)	22.09
Cancelled	—	—	—	—
Nonvested at end of period	78,250	$31.46	50,336	$28.64
During the nine months ended September 30, 2014, the Company reissued 146,035 shares from treasury in connection with the exercise of stock options and award of restricted stock. The Company recorded total stock-based compensation expense of $1,341 and $477 for the three months ended September 30, 2014 and 2013, respectively, and $3,162 and $955 for the nine months ended September 30, 2014 and 2013, respectively.

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
The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2014
Net interest income	$51,298	$65	$338	$(1,229)	$50,472
Provision for loan losses	2,227	—	(10)	—	2,217
Noninterest income	17,551	2,261	2,353	398	22,563
Noninterest expense	44,130	1,656	2,176	213	48,175
Income (loss) before income taxes	22,492	670	525	(1,044)	22,643
Income taxes	7,251	262	—	(405)	7,108
Net income (loss)	$15,241	$408	$525	$(639)	$15,535

Total assets	$5,671,079	$18,834	$46,527	$15,271	$5,751,711
Goodwill	271,891	2,767	—	—	274,658

Three months ended September 30, 2013
Net interest income	$39,133	$29	$331	$(745)	$38,748
Provision for loan losses	2,307	—	(7)	—	2,300
Noninterest income	16,160	1,428	1,325	22	18,935
Noninterest expense	43,590	1,021	1,768	234	46,613
Income (loss) before income taxes	9,396	436	(105)	(957)	8,770
Income taxes	2,428	77	—	(372)	2,133
Net income (loss)	$6,968	$359	$(105)	$(585)	$6,637

Total assets	$5,662,257	$16,661	$42,291	$14,839	$5,736,048
Goodwill	272,545	2,783	—	—	275,328

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2014
Net interest income	$154,678	$177	$969	$(3,212)	$152,612
Provision for loan losses	5,117	—	—	—	5,117
Noninterest income	46,763	6,792	6,650	445	60,650
Noninterest expense	133,785	4,814	6,043	574	145,216
Income (loss) before income taxes	62,539	2,155	1,576	(3,341)	62,929
Income taxes	19,397	844	—	(1,297)	18,944
Net income (loss)	$43,142	$1,311	$1,576	$(2,044)	$43,985

Total assets	$5,671,079	$18,834	$46,527	$15,271	$5,751,711
Goodwill	271,891	2,767	—	—	274,658

Nine months ended September 30, 2013
Net interest income	$107,061	$76	$950	$(1,554)	$106,533
Provision for loan losses	8,214	—	136	—	8,350
Noninterest income	46,282	3,434	3,866	48	53,630
Noninterest expense	113,613	2,647	5,085	602	121,947
Income (loss) before income taxes	31,516	863	(405)	(2,108)	29,866
Income taxes	8,230	242	—	(833)	7,639
Net income (loss)	$23,286	$621	$(405)	$(1,275)	$22,227

Total assets	$5,662,257	$16,661	$42,291	$14,839	$5,736,048
Goodwill	272,545	2,783	—	—	275,328

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,113	$—	$6,113
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	290,684	—	290,684
Government agency collateralized mortgage obligations	—	154,972	—	154,972
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	47,087	—	47,087
Government agency collateralized mortgage obligations	—	5,326	—	5,326
Trust preferred securities	—	—	19,573	19,573
Other debt securities	—	18,389	—	18,389
Other equity securities	—	3,479	—	3,479
Total securities available for sale	—	526,050	19,573	545,623
Derivative instruments:
Interest rate swaps	—	—	—	—
Interest rate contracts	—	1,083	—	1,083
Interest rate lock commitments	—	1,630	—	1,630
Forward commitments	—	29	—	29
Total derivative instruments	—	2,742	—	2,742
Mortgage loans held for sale	—	30,451	—	30,451
Total financial assets	$—	$559,243	$19,573	$578,816
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,472	$—	$2,472
Interest rate contracts	—	1,083	—	1,083
Interest rate lock commitments	—	—	—	—
Forward commitments	—	237	—	237
Total derivative instruments	—	3,792	—	3,792
Total financial liabilities	$—	$3,792	$—	$3,792

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,068	$—	$6,068
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	259,992	—	259,992
Government agency collateralized mortgage obligations	—	146,545	—	146,545
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,041	—	42,041
Government agency collateralized mortgage obligations	—	5,066	—	5,066
Trust preferred securities	—	—	17,671	17,671
Other debt securities	—	19,554	—	19,554
Other equity securities	—	4,317	—	4,317
Total securities available for sale	—	483,583	17,671	501,254
Derivative instruments:
Interest rate swap	—	208	—	208
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	464	—	464
Forward commitments	—	335	—	335
Total derivative instruments	—	2,819	—	2,819
Mortgage loans held for sale	—	33,440	—	33,440
Total financial assets	$—	$519,842	$17,671	$537,513
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,428	$—	$1,428
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	52	—	52
Forward commitments	—	24	—	24
Total derivative instruments	—	3,316	—	3,316
Total financial liabilities	$—	$3,316	$—	$3,316

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2014.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2014 and 2013, respectively:

	Securities available for sale
Three Months Ended September 30, 2014	Trust preferred securities	Other equity securities	Total
Balance at July 1, 2014	$18,309	$—	$18,309
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	1,896	—	1,896
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(632)	—	(632)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at September 30, 2014	$19,573	$—	$19,573

	Securities available for sale
Three Months Ended September 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at July 1, 2013	$15,960	$—	$15,960
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	875	—	875
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(82)	—	(82)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at September 30, 2013	$16,753	$—	$16,753

	Securities available for sale
Nine Months Ended September 30, 2014	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2014	$17,671	$—	$17,671
Realized gains included in net income	16	—	16
Unrealized gains included in other comprehensive income	2,695	—	2,695
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(809)	—	(809)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at September 30, 2014	$19,573	$—	$19,573

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Securities available for sale
Nine Months Ended September 30, 2013	Trust preferred securities	Other equity securities	Total
Balance at January 1, 2013	$15,068	$—	$15,068
Realized gains included in net income	—	—	—
Unrealized gains included in other comprehensive income	2,669	—	2,669
Reclassification adjustment	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issues	—	—	—
Settlements	(984)	—	(984)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at September 30, 2013	$16,753	$—	$16,753

For the three and nine months ended September 30, 2014 and 2013, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of September 30, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$19,573	Discounted cash flows	Default rate	0-100%

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

September 30, 2014	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$7,048	$7,048
OREO	—	—	7,151	7,151
Total	$—	$—	$14,199	$14,199

December 31, 2013	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$11,900	$11,900
OREO	—	—	36,306	36,306
Total	$—	$—	$48,206	$48,206

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three or nine months ended September 30, 2014 and 2013, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $8,426 and $12,998 at September 30, 2014 and December 31, 2013, respectively, and a specific reserve for these loans of $1,378 and $1,098 was included in the allowance for loan losses for the periods ended on such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	September 30, 2014	December 31, 2013
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$4,299	$13,067
Impairment recognized in results of operations	(353)	(707)
Increase in FDIC loss-share indemnification asset	(1,413)	(2,829)
Receivable from other guarantor	(127)	(768)
Fair value	$2,406	$8,763
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$6,060	$30,436
Impairment recognized in results of operations	(1,315)	(2,893)
Fair value	$4,745	$27,543

The following table presents information as of September 30, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$7,048	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	7,151	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Net losses of $58 and $47 resulting from fair value changes of these mortgage loans were recorded in income during the three and nine months ended September 30, 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

September 30, 2014	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$30,451	$30,276	$175
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$141,594	$141,594	$—	$—	$141,594
Securities held to maturity	434,705	—	444,926	—	444,926
Securities available for sale	545,623	—	526,050	19,573	545,623
Mortgage loans held for sale	30,451	—	30,451	—	30,451
Loans covered under loss-share agreements	155,319	—	—	155,839	155,839
Loans not covered under loss-share agreements, net	3,802,120	—	—	3,708,781	3,708,781
FDIC loss-share indemnification asset	17,033	—	—	17,033	17,033
Mortgage servicing rights	11,038	—	—	12,159	12,159
Derivative instruments	2,742	—	2,742	—	2,742
Financial liabilities
Deposits	$4,763,670	$3,408,037	$1,363,925	$—	$4,771,962
Short-term borrowings	65,646	65,646	—	—	65,646
Federal Home Loan Bank advances	67,540	—	131,157	—	131,157
Junior subordinated debentures	94,477	—	82,888	—	82,888
Derivative instruments	3,792	—	3,792	—	3,792

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$246,648	$246,648	$—	$—	$246,648
Securities held to maturity	412,075	—	408,567	—	408,567
Securities available for sale	501,254	—	483,583	17,671	501,254
Mortgage loans held for sale	33,440	—	33,440	—	33,440
Loans covered under loss-share agreements	181,674	—	—	182,244	182,244
Loans not covered under loss-share agreements, net	3,651,679	—	—	3,590,446	3,590,446
FDIC loss-share indemnification asset	26,273	—	—	26,273	26,273
Mortgage servicing rights	8,994	—	—	9,840	9,840
Derivative instruments	2,819	—	2,819	—	2,819
Financial liabilities
Deposits	$4,841,912	$3,327,688	$1,520,667	$—	$4,848,355
Short-term borrowings	228	2,283	—	—	2,283
Federal Home Loan Bank advances	75,405	—	80,989	—	80,989
Junior subordinated debentures	94,187	—	78,301	—	78,301
Derivative instruments	3,316	—	3,316	—	3,316

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2014 and December 31, 2013, and no impairment charges were recognized in earnings for the three or nine months ended September 30, 2014 and 2013, respectively.
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

Note J - Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2014, the Company had notional amounts of $75,462 on interest rate contracts with corporate customers and $75,462 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which are being amortized into interest income over the designated hedging periods ending in August

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2012 and August 2013, respectively. Deferred gains amortized into net interest income were $0 and $37 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $203 for the nine months ended September 30, 2014 and 2013, respectively.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $79,172 and $54,807 at September 30, 2014 and December 31, 2013, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $75,000 and $50,000 at September 30, 2014 and December 31, 2013, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivative assets:
Designated as hedging instruments
Interest rate swap	Other Assets	$—	$208
Totals		$—	$208
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,083	$1,812
Interest rate lock commitments	Other Assets	1,630	464
Forward commitments	Other Assets	29	335
Totals		$2,742	$2,611
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$2,472	$1,428
Totals		$2,472	$1,428
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,083	$1,812
Interest rate lock commitments	Other Liabilities	—	52
Forward commitments	Other Liabilities	237	24
Totals		$1,320	$1,888

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps (terminated May 2010):
Included in interest income on loans	$—	$37	$—	$203
Total	$—	$37	$—	$203
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$750	$798	$2,296	$2,398
Included in other noninterest expense	—	2	—	69
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	(261)	2,905	1,232	804
Forward commitments
Included in gains on sales of mortgage loans held for sale	460	(3,599)	15	1,276
Total	$949	$106	$3,543	$4,547

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross amounts recognized	$2,742	$2,818	$3,792	$3,315
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	2,742	2,818	3,792	3,315
Gross amounts not offset in the consolidated balance sheets
Financial instruments	37	1,664	37	1,664
Financial collateral pledged	—	—	3,540	—
Net amounts	$2,705	$1,154	$215	$1,651

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2014
Securities available for sale:
Unrealized holding gains on securities	$1,402	$536	$866
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(375)	(143)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(61)	(23)	(38)
Total securities available for sale	966	370	596
Derivative instruments:
Unrealized holding losses on derivative instruments	68	26	42
Reclassification adjustment for gains realized in net income	—	—	—
Total derivative instruments	68	26	42
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	76	29	47
Total defined benefit pension and post-retirement benefit plans	76	29	47
Total other comprehensive income	$1,110	$425	$685
Three months ended September 30, 2013
Securities available for sale:
Unrealized holding gains on securities	$1,269	$487	$782
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(80)	(31)	(49)
Total securities available for sale	1,189	456	733
Derivative instruments:
Unrealized holding losses on derivative instruments	(481)	(184)	(297)
Reclassification adjustment for gains realized in net income	(35)	(13)	(22)
Total derivative instruments	(516)	(197)	(319)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	183	70	113
Total defined benefit pension and post-retirement benefit plans	183	70	113
Total other comprehensive income	$856	$329	$527

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2014
Securities available for sale:
Unrealized holding losses on securities	$7,864	$3,008	$4,856
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for losses realized in net income	(375)	(143)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(196)	(75)	(121)
Total securities available for sale	7,293	2,790	4,503
Derivative instruments:
Unrealized holding gains on derivative instruments	(1,252)	(479)	(773)
Reclassification adjustment for gains realized in net income	—	—	—
Total derivative instruments	(1,252)	(479)	(773)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	222	85	137
Total defined benefit pension and post-retirement benefit plans	222	85	137
Total other comprehensive income	$6,263	$2,396	$3,867
Nine months ended September 30, 2013
Securities available for sale:
Unrealized holding gains on securities	$(9,864)	$(3,773)	$(6,091)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(274)	(105)	(169)
Total securities available for sale	(10,023)	(3,834)	(6,189)
Derivative instruments:
Unrealized holding losses on derivative instruments	1,461	559	902
Reclassification adjustment for gains realized in net income	(203)	(77)	(126)
Total derivative instruments	1,258	482	776
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	437	167	270
Total defined benefit pension and post-retirement benefit plans	437	167	270
Total other comprehensive income	$(8,328)	$(3,185)	$(5,143)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	September 30, 2014	December 31, 2013
Unrealized gains on securities	$14,873	$10,370
Non-credit related portion of other-than-temporary impairment on securities	(17,428)	(17,428)
Unrealized losses on derivative instruments	(785)	(12)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(4,766)	(4,903)
Total accumulated other comprehensive loss	$(8,106)	$(11,973)

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

	Three Months Ended
	September 30,
	2014	2013
Basic
Net income applicable to common stock	$15,535	$6,637
Average common shares outstanding	31,526,423	27,234,927
Net income per common share - basic	$0.49	$0.24
Diluted
Net income applicable to common stock	$15,535	$6,637
Average common shares outstanding	31,526,423	27,234,927
Effect of dilutive stock-based compensation	192,106	212,455
Average common shares outstanding - diluted	31,718,529	27,447,382
Net income per common share - diluted	$0.49	$0.24

	Nine Months Ended
	September 30,
	2014	2013
Basic
Net income applicable to common stock	$43,985	$22,227
Average common shares outstanding	31,486,767	25,889,139
Net income per common share - basic	$1.40	$0.86
Diluted
Net income applicable to common stock	$43,985	$22,227
Average common shares outstanding	31,486,767	25,889,139
Effect of dilutive stock-based compensation	207,834	164,034
Average common shares outstanding - diluted	31,694,601	26,053,173
Net income per common share - diluted	$1.39	$0.85

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2014	2013
Number of shares	109,068	109,068
Range of exercise prices	$29.57 - $30.63	$29.57 - $30.63

	Nine Months Ended
	September 30,
	2014	2013
Number of shares	109,068	169,638
Range of exercise prices	$29.57 - $30.63	$19.14 - $30.63

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

The Company recorded approximately $115.2 million in intangible assets which consist of goodwill of $90,127 and core deposit intangible of $25,032. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.

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

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of First M&F based on their fair values on September 1, 2013. The change in the balance of goodwill from previously reported amounts is due to information obtained by the Company during the measurement period about facts and circumstances that existed at the acquisition date.

Allocation of Purchase Price for First M&F Corporation.
Purchase Price:
Shares issued to common shareholders	6,175,576
Purchase price per share	$25.17
Value of stock paid		$155,439
Cash paid for fractional shares		17
Fair value of stock based compensation assumed		68
Deal charges		1,321
Total Purchase Price		$156,845
Net Assets Acquired:
Stockholders’ equity at 9/1/13	$79,440
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	253
Loans, net of First M&F's allowance for loan losses(1)	(45,761)
Fixed assets	(3,254)
Core deposits intangible, net of First M&F’s existing core deposit intangible	21,158
Other real estate owned(1)	(5,797)
Other assets	(443)
Deposits	(3,207)
Junior Subordinated Debt	12,371
Other liabilities	1,748
Deferred income taxes	10,210
Total Net Assets Acquired		66,718
Goodwill resulting from merger(2)		$90,127
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

Cash and cash equivalents	$169,995
Securities	227,693
Mortgage loans held for sale	1,659
Loans, net of unearned income	899,236
Premises and equipment	32,075
Other real estate owned	13,527
Intangible assets	115,159
Other assets	57,259
Total assets	1,516,603

Deposits	1,325,872
Borrowings	25,346
Other liabilities	9,861

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2013 of the Company as though the merger with First M&F had been completed as of the beginning of 2013. Changes to purchase accounting estimates identified during the measurement period did not have a material impact to the pro forma results of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Interest income	$54,792	$165,592
Interest expense	6,551	21,845
Net interest income	48,241	143,747
Provision for loan losses	2,320	11,030
Noninterest income	19,850	62,833
Noninterest expense	59,873	163,993
Income before income taxes	5,898	31,557
Income taxes	(70)	6,576
Net income	$5,968	$24,981
Earnings per share:
Basic	$0.19	$0.80
Diluted	$0.19	$0.79

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2014 compared to December 31, 2013.
Acquisition of First M&F Corporation

On September 1, 2013, the Company completed its acquisition of First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and Renasant Bank (the “Bank”) completed its acquisition of First M&F's wholly-owned subsidiary, Merchants and Farmers Bank. Prior to the merger, First M&F operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6.2 million shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156,845. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1,516,603 including loans with a fair value of $899,236, and assumed liabilities with a fair value of $1,361,079, including deposits with a fair value of $1,325,872. In connection with the merger, approximately $90,127 of goodwill and $25,032 of core deposit intangible assets were recorded. See Note M, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for additional details regarding the Company’s merger with First M&F.
Assets
Total assets were $5,751,711 at September 30, 2014 compared to $5,746,270 at December 31, 2013.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	September 30, 2014	Percentage of Portfolio	December 31, 2013	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$131,686	13.43%	$131,129	14.36%
Obligations of states and political subdivisions	309,132	31.53	287,014	31.43
Mortgage-backed securities	498,069	50.81	453,644	49.67
Trust preferred securities	19,573	2.00	17,671	1.93
Other debt securities	18,389	1.88	19,554	2.14
Other equity securities	3,479	0.35	4,317	0.47
	$980,328	100.00%	$913,329	100.00%

The balance of our securities portfolio at September 30, 2014 increased $66,999 to $980,328 from $913,329 at December 31, 2013. During the nine months ended September 30, 2014, we purchased $254,255 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 39.27% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 45.41% and 15.20%, respectively, of total securities purchased in the third quarter of 2014. There were $724 of securities sold during the first nine months of 2014 resulting in a net gain of $375. Maturities and calls of securities during the first nine months of 2014 totaled $190,408.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $26,738 and $27,531 and a fair value of $19,573 and $17,671 at September 30, 2014 and December 31, 2013, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 320 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the third quarter of 2014 or 2013. Furthermore, the Company's analysis of the pooled trust preferred securities during the previous quarter supported a return to accrual status for two of the four securities. An observed history of interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities going forward. However, one of the remaining two securities is still in "payment in kind" status where interest payments are not expected until a future date, and, although the Company has received principal payments from the other security, the Company's analysis of the qualitative and quantitative factors described above does not justify a return to accrual status at this time. As a result, these two securities remain classified as nonaccruing with investment interest recorded on the cash-basis method. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
Loans
The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2014	Percentage of Total Loans	December 31, 2013	Percentage of Total Loans
Commercial, financial, agricultural	$450,559	11.38%	$468,963	12.08%
Lease financing	5,377	0.14	52	—
Real estate – construction	197,066	4.98	161,436	4.16
Real estate – 1-4 family mortgage	1,221,579	30.87	1,208,233	31.13
Real estate – commercial mortgage	1,991,052	50.31	1,950,572	50.26
Installment loans to individuals	91,806	2.32	91,762	2.37
Total loans, net of unearned income	$3,957,439	100.00%	$3,881,018	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2014, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Total loans at September 30, 2014 were $3,957,439, an increase of $76,421 from $3,881,018 at December 31, 2013. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $155,319 at September 30, 2014, a decrease of $26,355, or 14.51%, compared to $181,674 at December 31, 2013. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Renasant Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for five years from the acquisition date.
Loans not covered under loss-share agreements with the FDIC at September 30, 2014 were $3,802,120, compared to $3,699,344 at December 31, 2013. Loans acquired from First M&F totaled $636,628 at September 30, 2014 compared to $813,543 at December 31, 2013. Excluding the loans acquired from First M&F, not covered loans increased $279,691 during the nine months ended September 30, 2014. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $85,195 of the total increase in loans from December 31, 2013.
During the first nine months of 2014, loans in our de novo markets of Mississippi, Tennessee and Alabama , excluding the contribution from First M&F, increased $24,429, $30,892, and $29,874, respectively.
The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	September 30, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$378,802	$7,699	$64,058	$450,559
Lease financing	5,377	—	—	5,377
Real estate – construction:
Residential	94,677	1,648	1,364	97,689
Commercial	99,110	—	147	99,257
Condominiums	—	—	120	120
Total real estate – construction	193,787	1,648	1,631	197,066
Real estate – 1-4 family mortgage:
Primary	551,004	16,615	130,847	698,466
Home equity	243,770	9,186	31,945	284,901
Rental/investment	152,886	16,436	24,937	194,259
Land development	37,118	4,117	2,718	43,953
Total real estate – 1-4 family mortgage	984,778	46,354	190,447	1,221,579
Real estate – commercial mortgage:
Owner-occupied	631,971	49,440	189,758	871,169
Non-owner occupied	776,787	31,257	150,342	958,386
Land development	118,922	18,882	23,693	161,497
Total real estate – commercial mortgage	1,527,680	99,579	363,793	1,991,052
Installment loans to individuals	75,068	39	16,699	91,806
Total loans, net of unearned income	$3,165,492	$155,319	$636,628	$3,957,439

	December 31, 2013
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$341,600	$9,546	$117,817	$468,963
Lease financing	52	—	—	52
Real estate – construction:
Residential	62,577	1,648	7,907	72,132
Commercial	84,498	—	4,279	88,777
Condominiums	—	—	527	527
Total real estate – construction	147,075	1,648	12,713	161,436
Real estate – 1-4 family mortgage:
Primary	531,956	16,586	153,909	702,451
Home equity	196,387	13,167	34,482	244,036
Rental/investment	142,488	19,754	31,124	193,366
Land development	57,971	4,959	5,450	68,380
Total real estate – 1-4 family mortgage	928,802	54,466	224,965	1,208,233
Real estate – commercial mortgage:
Owner-occupied	563,104	54,294	172,520	789,918
Non-owner occupied	727,744	31,855	229,559	989,158
Land development	113,769	29,837	27,890	171,496
Total real estate – commercial mortgage	1,404,617	115,986	429,969	1,950,572
Installment loans to individuals	63,655	28	28,079	91,762
Total loans, net of unearned income	$2,885,801	$181,674	$813,543	$3,881,018

Mortgage loans held for sale were $30,451 at September 30, 2014 compared to $33,440 at December 31, 2013. Originations of mortgage loans to be sold totaled $408,863 in the nine months ended September 30, 2014 compared to $501,818 for the same period in 2013. Mortgage rates in the latter half of 2011 declined to historic lows and remained at these historically low levels throughout the first quarter of 2013, which prompted a significant increase in refinancings and, thus mortgage originations during this time period. Beginning in the second quarter of 2013 and continuing through the third quarter of 2014, mortgage rates increased from these historically low levels, resulting in a slowdown in originations. The increase in mortgage rates could continue to result in lower future mortgage originations as refinancings decrease.

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
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $4,763,670 and $4,841,912 at September 30, 2014 and December 31, 2013, respectively. Noninterest-bearing deposits were $935,544 and $856,020 at September 30, 2014 and December 31, 2013, respectively, while interest-bearing deposits were $3,828,126 and $3,985,892 at September 30, 2014 and December 31, 2013, respectively. The increase in noninterest-bearing deposits at September 30, 2014 as compared to December 31, 2013 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk and maintaining our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $340,431 at September 30, 2014 representing an increase of $68,754 from December 31, 2013.

Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $594,920 and $615,825 at September 30, 2014 and December 31, 2013, respectively.

Deposits in our Alabama and Georgia markets decreased $21,729 and $50,959, respectively, at September 30, 2014 from December 31, 2013. Deposits in our Mississippi and Tennessee markets increased $65,063 and $25,420, respectively, at September 30, 2014 from December 31, 2013.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There was $65,646 of short-term borrowings on the balance sheet at September 30, 2014, which is an increase of $63,363 from December 31, 2013. The composition of our short-term borrowings was federal funds purchased of $58,900 and security repurchase agreements of $6,746 at September 30, 2014.

At September 30, 2014, long-term debt totaled $162,018 compared to $169,592 at December 31, 2013. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. FHLB advances were $67,540 and $75,405 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $10,015 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,605,932 of availability on unused lines of credit with the FHLB at September 30, 2014 compared to $1,595,864 at December 31, 2013. The cost of our FHLB advances was 4.16% and 4.23% for the first nine months of 2014 and 2013, respectively.

Results of Operations
Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013
Net Income

Net income for the three month period ended September 30, 2014 was $15,535 compared to net income of $6,637 for the three month period ended September 30, 2013. Basic and diluted earnings per share for the three month period ended September 30, 2014 were $0.49 as compared to $0.24 for the three month period ended September 30, 2013. The increase in net income and earnings per share in the third quarter of 2014 as compared to the third quarter of 2013 was due primarily to the acquisition of First M&F, improvement in our net interest margin and continued improvement in our credit risk profile.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 69.83% of total net revenue for the third quarter of 2014. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $50,472 for the third quarter of 2014 compared to $38,748 for the same period in 2013. On a tax equivalent basis, net interest income was $52,211 for the third quarter of 2014 as compared to $40,200 for the third quarter of 2013. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.12% during the third quarter of 2014 compared to 3.84% for the third quarter of 2013. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,968,974	$50,088	5.01%	$3,271,943	$39,458	4.78%
Securities:
Taxable(2)	689,872	3,873	2.23	575,224	3,149	2.17
Tax-exempt	311,676	4,062	5.17	244,127	3,435	5.58
Interest-bearing balances with banks	57,283	74	0.51	64,470	48	0.30
Total interest-earning assets	5,027,805	58,097	4.58	4,155,764	46,090	4.40
Cash and due from banks	85,136			63,809
Intangible assets	300,725			214,436
FDIC loss-share indemnification asset	18,686			29,368
Other assets	325,731			269,498
Total assets	$5,758,083			$4,732,875
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,157,648	$1,091	0.20%	$1,675,891	$1,071	0.25%
Savings deposits	348,327	78	0.09	283,690	196	0.27
Time deposits	1,383,158	2,746	0.79	1,313,083	3,046	0.92
Total interest-bearing deposits	3,889,133	3,915	0.40	3,272,664	4,313	0.52
Borrowed funds	214,017	1,971	3.65	193,928	1,577	3.23
Total interest-bearing liabilities	4,103,150	5,886	0.57	3,466,592	5,890	0.67
Noninterest-bearing deposits	896,856			661,335
Other liabilities	60,974			50,362
Shareholders’ equity	697,103			554,586
Total liabilities and shareholders’ equity	$5,758,083			$4,732,875
Net interest income/net interest margin		$52,211	4.12%		$40,200	3.84%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the third quarter of 2014 compared to the third quarter of 2013:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$8,727	$1,903	$10,630
Securities:
Taxable	642	82	724
Tax-exempt	855	(228)	627
Interest-bearing balances with banks	(5)	31	26
Total interest-earning assets	10,219	1,788	12,007
Interest expense:
Interest-bearing demand deposits	74	(54)	20
Savings deposits	60	(178)	(118)
Time deposits	176	(476)	(300)
Borrowed funds	173	221	394
Total interest-bearing liabilities	483	(487)	(4)
Change in net interest income	$9,736	$2,275	$12,011

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $58,097 for the third quarter of 2014 compared to $46,090 for the same period in 2013. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of First M&F which contributed to an increase in average earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Loans	78.94%	78.73%	5.01%	4.78%
Securities	19.92	19.72	3.14	3.19
Other	1.14	1.55	0.51	0.30
Total earning assets	100.00%	100.00%	4.58%	4.40%

For the third quarter of 2014, loan income, on a tax equivalent basis, increased $10,630 to $50,088 from $39,458 compared to the same period in 2013. The average balance of loans increased $697,031 from third quarter of 2014 compared to the third quarter of 2013 due in large part to the First M&F merger and organic loan growth. The tax equivalent yield on loans was 5.01%, a 23 basis point increase from the third quarter of 2013. The increase in loan yields was a result of accretion of nonaccretable difference due to higher than expected levels of payoffs from the First M&F portfolio, offset partially by replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. The accelerated accretion on the acquired First M&F portfolio produced by higher levels of payoffs increased our loan yield by 14 basis points and increased the net interest margin by 11 basis points for the third quarter of 2014.

Investment income, on a tax equivalent basis, increased $1,351 to $7,935 for the third quarter of 2014 from $6,584 for the third quarter of 2013. The average balance in the investment portfolio for the third quarter of 2014 was $1,001,548 compared to $819,351 for the same period in 2013. The increase in the average balance of the investment portfolio is due primarily to the First M&F merger. The tax equivalent yield on the investment portfolio for the third quarter of 2014 was 3.14%, down 5 basis points from the same period in 2013. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds the Company received from the maturity or call of the securities. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense was $5,886 for the third quarter of 2014 as compared to $5,890 for the same period in 2013. The slight decrease in interest expense was primarily driven by a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. This impact was almost completely offset by the increase in the average balance of interest bearing liabilities due to the First M&F merger. The cost of interest-bearing liabilities was 0.57% for the three months ended September 30, 2014 as compared to 0.67% at September 30, 2013.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Noninterest-bearing demand	17.94%	16.02%	—%	—%
Interest-bearing demand	43.15	40.60	0.20	0.25
Savings	6.97	6.87	0.09	0.27
Time deposits	27.66	31.81	0.79	0.92
Federal Home Loan Bank advances	1.36	1.86	4.11	4.19
Other borrowed funds	2.92	2.84	3.44	2.59
Total deposits and borrowed funds	100.00%	100.00%	0.47%	0.57%

Interest expense on deposits was $3,915 and $4,313 for the third quarter of 2014 and 2013, respectively. The cost of interest-bearing deposits was 0.40% and 0.52% for the same periods. Interest expense on total borrowings was $1,971 and $1,577 for the third quarter of 2014 and 2013, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended September 30,
2014	2013
1.53%	1.59%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $22,563 for the third quarter of 2014 as compared to $18,935 for the same period in 2013. The increase in noninterest income and its related components is primarily attributable to the First M&F acquisition and is offset by declines in mortgage related income and BOLI income. BOLI income was elevated in the comparable quarter in 2013 due to the collection of death benefits on certain insurance contracts.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $6,747 and $5,361 for the third quarter of 2014 and 2013, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,181 for the three months ended September 30, 2014 compared to $4,222 for the same period in 2013. The increase in service charge revenues is primarily a result of the First M&F acquisition.

Fees and commissions increased to $6,237 during the third quarter of 2014 as compared to $4,982 for the same period in 2013. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $1,912 during the third quarter of 2014 as compared to $1,969 for the same period in 2013 as a direct result of the lower levels of mortgage originations between the periods. For the third quarter of 2014, fees associated with debit card usage were $3,086 as compared to $2,342 for the same period in 2013.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,270 and $1,295 for the three months ended September 30, 2014 and 2013, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. The First M&F acquisition is the primary factor contributing to the increase in insurance commissions and contingency income for 2014.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,197 for the third quarter of 2014 compared to $2,091 for the same period in 2013. The market value of trust assets under management was $2,635,634 and $2,316,816 at September 30, 2014 and September 30, 2013, respectively.

Gains on the sale of mortgage loans held for sale were $2,635 and $2,788 for the three months ended September 30, 2014 and 2013, respectively. Originations of mortgage loans to be sold totaled $154,285 for the third quarter of 2014 as compared to $127,370 for the same period of 2013.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,
2014	2013
3.32%	3.91%

Noninterest expense was $48,175 and $46,613 for the third quarter of 2014 and 2013, respectively. The increase in noninterest expense and its related components is primarily attributable to the First M&F acquisition. Merger expense related to the First M&F acquisition was $3,763 for the three months ended September 30, 2013. There were no merger related expenses for the same period in 2014.

Salaries and employee benefits increased $3,880 to $29,569 for the third quarter of 2014 as compared to $25,689 for the same period in 2013, which is a result of the merger with First M&F.

Data processing costs increased to $2,906 in the third quarter of 2014 from $2,236 for the same period in 2013. The increase for the third quarter of 2014 as compared to the same period in 2013 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.

Net occupancy and equipment expense for the third quarter of 2014 was $5,353, up from $4,576 for the same period in 2013.

Expenses related to other real estate owned for the third quarter of 2014 were $1,101 compared to $1,537 for the same period in 2013. Expenses on other real estate owned for the third quarter of 2014 included write downs of $856 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $8,360 was sold during the three months ended September 30, 2014, resulting in a net gain of $85. Expenses on other real estate owned for the three months ended September 30, 2013 included a $594 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $19,274 was sold during the three months ended September 30, 2013, resulting in a net loss of $293.

Professional fees include fees for legal and accounting services. Professional fees were $1,018 for the third quarter of 2014 as compared to $1,542 for the same period in 2013. While the Company experienced a decrease in professional fees in the third quarter of 2014 compared to the same period in 2013, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,133 for the third quarter of 2014 compared to $1,514 for the same period in 2013.

Amortization of intangible assets totaled $1,381 and $724 for the third quarter of 2014 and 2013, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three months to twelve years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the acquisition of First M&F.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,079 for the third quarter of 2014 as compared to $1,310 for the same period in 2013.

Efficiency Ratio
Three Months Ended September 30,
2014	2013
64.43%	78.82%

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

Income Taxes

Income tax expense for the third quarter of 2014 and 2013 was $7,108 and $2,133, respectively. The effective tax rates for those periods were 31.39% and 24.32%, respectively. The increased effective tax rate for the third quarter of 2014 as compared to the same period in 2013 is the result of the Company experiencing improvements in its financial results throughout 2013 and into the third quarter of 2014 resulting in higher levels of taxable income.

Results of Operations
Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013
Net Income

Net income for the nine months ended September 30, 2014 was $43,985 compared to net income of $22,227 for the nine months ended September 30, 2013. Basic and diluted earnings per share for the nine months ended September 30, 2014 were $1.40 and $1.39, respectively, as compared to $0.86 and $0.85, respectively, for the nine months ended September 30, 2013. The increase in net income and earnings per share in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due primarily to the acquisition of First M&F, improvement in our net interest margin and continued improvement in our credit risk profile.

Net Interest Income

Net interest income increased to $152,612 for the nine months ended September 30, 2014 compared to $106,533 for the same period in 2013. On a tax equivalent basis, net interest income was $157,719 for the nine months ended September 30, 2014 as compared to $110,318 for the nine months ended September 30, 2013. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.13% during the nine months ended 2014 compared to 3.85% for the nine months ended 2013. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,927,187	$151,375	5.15%	$2,993,792	$108,031	4.82%
Securities:
Taxable(2)	707,857	12,191	2.30%	529,196	9,352	2.36
Tax-exempt	302,478	12,018	5.31	228,822	9,780	5.71
Interest-bearing balances with banks	164,164	335	0.27	77,424	150	0.26
Total interest-earning assets	5,101,686	175,919	4.61	3,829,234	127,313	4.45
Cash and due from banks	88,918			57,928
Intangible assets	302,158			198,615
FDIC loss-share indemnification asset	22,554			35,359
Other assets	324,917			271,204
Total assets	$5,840,233			$4,392,340
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,209,358	$3,338	0.20%	$1,550,108	$2,927	0.25
Savings deposits	344,422	224	0.09	261,715	443	0.23
Time deposits	1,440,418	8,862	0.82	1,245,833	9,118	0.98
Total interest-bearing deposits	3,994,198	12,424	0.42	3,057,656	12,488	0.55
Borrowed funds	184,655	5,776	4.18	174,378	4,507	3.46
Total interest-bearing liabilities	4,178,853	18,200	0.58	3,232,034	16,995	0.70
Noninterest-bearing deposits	916,925			591,394
Other liabilities	58,722			47,904
Shareholders’ equity	685,733			521,008
Total liabilities and shareholders’ equity	$5,840,233			$4,392,340
Net interest income/net interest margin		$157,719	4.13%		$110,318	3.85%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the nine months ended September 30, 2014 compared to the same period in 2013:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$35,566	$7,778	$43,344
Securities:
Taxable	3,070	(231)	2,839
Tax-exempt	2,864	(626)	2,238
Interest-bearing balances with banks	177	8	185
Total interest-earning assets	41,677	6,929	48,606
Interest expense:
Interest-bearing demand deposits	775	(364)	411
Savings deposits	231	(450)	(219)
Time deposits	12,617	(12,873)	(256)
Borrowed funds	278	991	1,269
Total interest-bearing liabilities	13,901	(12,696)	1,205
Change in net interest income	$27,776	$19,625	$47,401

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $175,919 for the nine months ended September 30, 2014 compared to $127,313 for the same period in 2013. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of First M&F which contributed to an increase in average earning assets. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Loans	76.98%	78.18%	5.15%	4.82%
Securities	19.80	19.80	3.20	3.37
Other	3.22	2.02	0.27	0.26
Total earning assets	100.00%	100.00%	4.61%	4.45%

For the nine months ending September 30, 2014, loan income, on a tax equivalent basis, increased $43,344 to $151,375 from $108,031 in the same period in 2013. The average balance of loans increased $933,395 for the nine months ended September 30, 2014 compared to the same period in 2013 due in large part to the First M&F merger. The tax equivalent yield on loans was 5.15% for the nine months ending September 30, 2014, a 33 basis point increase from the same period in 2013. The increase in loan yields was primarily a result of accelerated accretion of nonaccretable difference due to higher than expected levels of payoffs from the First M&F portfolio, offset partially by replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. The accelerated accretion on the acquired M&F portfolio increased our loan yield by 26 basis points and increased the net interest margin by 20 basis points for the first nine months of 2014.

Investment income, on a tax equivalent basis, increased $5,077 to $24,209 for the nine months ended September 30, 2014 from $19,132 for the same period in 2013. The average balance in the investment portfolio for the nine months ended September 30, 2014 was $1,010,335 compared to $758,018 for the same period in 2013. The increase in the average balance of the investment portfolio is due primarily to the First M&F merger. The tax equivalent yield on the investment portfolio for the first nine months of 2014 was 3.20%, down 17 basis points from the same period in 2013. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds the Company received from the maturity or call of the securities. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense for the nine months ended September 30, 2014 was $18,200 as compared to $16,995 for the same period in 2013. The increase in interest expense was due to an increase in the average balance of interest bearing liabilities due to the First M&F merger partially offset by a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.58% for the nine months ended September 30, 2014 as compared to 0.70% for the same period end, September 30, 2013.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Noninterest-bearing demand	17.99%	15.47%	—%	—%
Interest-bearing demand	43.36	40.54	0.20	0.25
Savings	6.76	6.85	0.09	0.23
Time deposits	28.27	32.58	0.82	0.98
Federal Home Loan Bank advances	1.39	2.07	4.17	4.23
Other borrowed funds	2.23	2.49	4.19	2.81
Total deposits and borrowed funds	100.00%	100.00%	0.48%	0.59%

Interest expense on deposits was $12,424 and $12,488 for the nine months ended September 30, 2014 and 2013, respectively. The cost of interest bearing deposits was 0.42% and 0.55% for the same periods. Interest expense on total borrowings was $5,776 and $4,507 for the first nine months of 2014 and 2013, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Nine Months Ended September 30,
2014	2013
1.38%	1.63%

Noninterest income was $60,650 for the nine months ended September 30, 2014 as compared to $53,630 for the same period in 2013. The increase in noninterest income and its related components is primarily attributable to the First M&F acquisition.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $18,856 and $14,370 for the nine months ended September 30, 2014 and 2013, respectively. Overdraft fees, the largest component of service charges on deposits, were $14,456 for the nine months ended September 30, 2014 compared to $11,340 for the same period in 2013. The increase in service charge revenues is primarily a result of the First M&F acquisition.

Fees and commissions increased to $16,724 for the first nine months of September 30, 2014 as compared to $14,661 for the same period in 2013. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $5,225 during the nine months ended September 30, 2014 as compared to $5,706 for the same period in 2013 as a direct result of the lower levels of mortgage originations between the periods. Fees associated with debit card usage were $8,833 for the nine months ending September 30, 2014 as compared to $6,594 for the same period in 2013.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $6,221 and $3,107 for the nine months ended September 30, 2014 and 2013, respectively.

Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, was $575 and $224 for the nine months ended September 30, 2014 and 2013, respectively. The First M&F acquisition is a significant contributing factor to the increase in insurance commissions and contingency income for 2014.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $6,511 for the nine months ended September 30, 2014 compared to $5,530 for the same period in 2013. The market value of trust assets under management was $2,635,634 and $2,316,816 at September 30, 2014 and September 30, 2013, respectively.

Gains on sales of securities for the nine months ended September 30, 2014 and 2013 were $375 and $54, respectively. These gains resulted from the sale of approximately $724 and $13,422 in securities during the first nine months of 2014 and 2013, respectively.

Gains on the sale of mortgage loans held for sale were $6,226 and $10,223 for the nine months ended September 30, 2014 and 2013, respectively. Originations of mortgage loans to be sold totaled $408,863 for the nine months ended September 30, 2014 as compared to $501,818 for the same period of 2013.
Noninterest Expense

Noninterest Expense to Average Assets
Nine Months Ended September 30,
2014	2013
3.32%	3.71%

Noninterest expense was $145,216 and $121,947 for the nine months ended September 30, 2014 and 2013, respectively. The increase in noninterest expense and its related components is primarily attributable to the First M&F acquisition. Merger expense related to the First M&F acquisition was $195 for the nine months ended September 30, 2014 compared to $4,148 for the same period in 2013.

Salaries and employee benefits increased $18,938 to $87,807 for the nine months ended September 30, 2014 as compared to $68,869 for the same period in 2013, which is a result of the merger with First M&F.

Data processing costs increased to $8,451 in the nine months ended September 30, 2014 from $6,324 for the same period in 2013. The increase for the nine months ended September 30, 2014 as compared to the same period in 2013 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.

Net occupancy and equipment expense for the first nine months of 2014 was $15,106, up from $11,852 for the same period in 2013.

Expenses related to other real estate owned for the first nine months of 2014 were $3,870 compared to $5,359 for the same period in 2013. Expenses on other real estate owned for the nine months ended September 30, 2014 included write downs of $1,901 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $22,702 was sold during the nine months ended September 30, 2014, resulting in a net gain of $97. Expenses on other real estate owned for the nine months ended September 30, 2013 included a $2,829 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $52,585 was sold during the nine months ended September 30, 2013, resulting in a net loss of $511.

Professional fees include fees for legal and accounting services. Professional fees were $3,607 for the nine months ended September 30, 2014 as compared to $4,019 for the same period in 2013. While the Company experienced a slight decrease in professional fees year over year, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $4,549 for the nine months ended September 30, 2014 compared to $4,250 for the same period in 2013.

Amortization of intangible assets totaled $4,279 and $1,361 for the nine months ended September 30, 2014 and 2013, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three months to twelve years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the acquisition of First M&F.

Communication expenses, those expenses incurred for communication to clients and between employees, were $4,462 for the nine months ended September 30, 2014 as compared to $3,572 for the same period in 2013.

Efficiency Ratio
Nine Months Ended September 30,
2014	2013
66.50%	74.17%

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

Income Taxes

Income tax expense for the nine months ended September 30, 2014 and 2013 was $18,944 and $7,639, respectively. The effective tax rates for those periods were 30.10% and 25.58%, respectively. The increased effective tax rate for the nine months ended September 30, 2014 as compared to the same period in 2013 is the result of the Company experiencing improvements in its financial results throughout 2013 and into the nine months ended September 30, 2014 resulting in higher levels of taxable income.

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

In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality or “risk-rating” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limits are reviewed by senior credit officers, in-house loan committees or the Board of Directors.

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

Net charge-offs for the third quarter of 2014 were $4,952, or 0.50% of average loans, compared to net charge-offs of $3,084, or 0.38% of average loans, for the same period in 2013. The amount of net charge-offs totaled $8,213, or 0.28% of average loans, for the nine months ending September 30, 2014 compared to $6,447, or 0.29% of average loans, in the same period in 2013. The level of net charge-offs is a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. The elevated levels of net charge-offs reflect the Company's continued efforts to bring these problem credits to resolution.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial, agricultural	$3,171	$3,090	$2,947
Lease financing	1	—	1
Real estate – construction	1,382	1,091	914
Real estate – 1-4 family mortgage	10,613	18,629	18,390
Real estate – commercial mortgage	28,180	23,688	23,021
Installment loans to individuals	1,222	1,167	977
Total	$44,569	$47,665	$46,250

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2014	December 31, 2013	September 30, 2013
Specific reserves for impaired loans	$8,080	$14,650	$14,908
Allocated reserves for remaining portfolio	36,489	33,015	31,342
Total	$44,569	$47,665	$46,250

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company experienced lower levels of classified loans and nonperforming loans in 2013 and through the first nine months of 2014. In combination with lower levels of classified loans and nonperforming loans, the Company has experienced improving credit quality measures that has resulted in a decrease in the provision for loan losses for the three months ended September 30, 2014 as compared to the same period in 2013. The provision for loan losses was $2,217 and $2,300 for the third quarter of 2014 and 2013, respectively. The provision for loan losses was $5,117 for the first nine months of 2014 compared to $8,350 for the same period 2013.

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F merger and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. As of September 30, 2014, the Company has increased the allowance for loan losses by $2,917 for loans accounted for under ASC 310-30. First M&F loans covered under ASC 310-30 accounted for $912 of the allowance.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$47,304	$47,034	$47,665	$44,347
Charge-offs
Commercial, financial, agricultural	1,206	887	1,325	1,167
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	1,271	1,251	4,143	2,517
Real estate – commercial mortgage	3,513	1,107	4,056	4,226
Installment loans to individuals	112	81	404	434
Total charge-offs	6,102	3,326	9,928	8,344
Recoveries
Commercial, financial, agricultural	103	54	215	301
Lease financing	—	—	—	—
Real estate – construction	6	7	14	70
Real estate – 1-4 family mortgage	751	120	1,108	591
Real estate – commercial mortgage	267	38	325	885
Installment loans to individuals	23	23	53	50
Total recoveries	1,150	242	1,715	1,897
Net charge-offs	4,952	3,084	8,213	6,447
Provision for loan losses	2,217	2,300	5,117	8,350
Balance at end of period	$44,569	$46,250	$44,569	$46,250
Net charge-offs (annualized) to average loans	0.50%	0.38%	0.28%	0.29%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.17%	1.25%	1.17%	1.25%
Nonperforming loans not covered under loss share agreements	121.73%	149.85%	121.73%	149.85%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Real estate – construction:
Residential	$(6)	$(7)	$(14)	$(70)
Commercial	—	—	—	—
Condominiums	—	—	—	—
Total real estate – construction	(6)	(7)	(14)	(70)
Real estate – 1-4 family mortgage:
Primary	337	(67)	457	335
Home equity	508	275	830	687
Rental/investment	23	547	453	644
Land development	(348)	376	1,295	260
Total real estate – 1-4 family mortgage	520	1,131	3,035	1,926
Real estate – commercial mortgage:
Owner-occupied	968	216	992	711
Non-owner occupied	1,898	469	1,962	2,245
Land development	380	384	777	385
Total real estate – commercial mortgage	3,246	1,069	3,731	3,341
Total net charge-offs of loans secured by real estate	$3,760	$2,193	$6,752	$5,197
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

	Not Acquired	Acquired Covered Assets	Acquired and Non-covered	Total
September 30, 2014
Nonaccruing loans	$19,070	$33,216	$1,991	$54,277
Accruing loans past due 90 days or more	7,177	1,979	8,375	17,531
Total nonperforming loans	26,247	35,195	10,366	71,808
Other real estate owned	20,461	4,033	9,565	34,059
Total nonperforming loans and OREO	46,708	39,228	19,931	105,867
Nonaccruing securities available-for-sale, at fair value	12,398	—	—	12,398
Total nonperforming assets	$59,106	$39,228	$19,931	$118,265
Nonperforming loans to total loans				1.81%
Nonperforming assets to total assets				2.06%

December 31, 2013
Nonaccruing loans	$16,863	$49,194	$6,274	$72,331
Accruing loans past due 90 days or more	2,287	—	1,899	4,186
Total nonperforming loans	19,150	49,194	8,173	76,517
Other real estate owned	27,543	12,942	12,402	52,887
Total nonperforming loans and OREO	46,693	62,136	20,575	129,404
Nonaccruing securities available-for-sale, at fair value	17,671	—	—	17,671
Total nonperforming assets	$64,364	$62,136	$20,575	$147,075
Nonperforming loans to total loans				1.97%
Nonperforming assets to total assets				2.56%

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

	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccruing loans	$21,061	$23,137	$20,219
Accruing loans past due 90 days or more	15,552	4,186	10,647
Total nonperforming loans	36,613	27,323	30,866
Restructured loans in compliance with modified terms	15,604	21,478	22,236
Total nonperforming and restructured loans	$52,217	$48,801	$53,102

Nonperforming loans to loans	0.96%	0.74%	0.84%

The acquisition of First M&F increased nonperforming loans $10,366 at September 30, 2014 which consisted of $1,991 in loans of nonaccrual status and $8,375 in accruing loans past due 90 days or more. At December 31, 2013 nonperforming loans on the acquired First M&F portfolio were $8,173. Excluding the nonperforming loans from the First M&F merger, nonperforming loans were $26,247 at September 30, 2014 and $19,150 at December 31, 2013. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial, agricultural	$1,147	$1,524	$1,222
Real estate – construction:
Residential	—	—	—
Commercial	281	—	592
Condominiums	—	—	—
Total real estate – construction	281	—	592
Real estate – 1-4 family mortgage:
Primary	6,639	4,323	3,834
Home equity	866	916	976
Rental/investment	3,397	1,972	5,129
Land development	1,458	2,969	4,112
Total real estate – 1-4 family mortgage	12,360	10,180	14,051
Real estate – commercial mortgage:
Owner-occupied	3,688	1,306	1,463
Non-owner occupied	10,222	13,287	12,595
Land development	8,790	850	758
Total real estate – commercial mortgage	22,700	15,443	14,816
Installment loans to individuals	125	176	185
Total nonperforming loans	$36,613	$27,323	$30,866

Total nonperforming loans as a percentage of total loans were 0.96% as of September 30, 2014 compared to 0.74% as of December 31, 2013 and 0.84% as of September 30, 2013. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 121.73% as of September 30, 2014 as compared to 174.44% as of December 31, 2013 and 149.85% as of September 30, 2013. The increase in nonperforming loans at September 30, 2014, was primarily due to a $4.7 million matured loan, which carried 90 days past due, that was brought current and renewed subsequent to quarter end. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2014.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due declined to $16,248 at September 30, 2014 as compared to $21,159 at December 31, 2013 and $19,908 at September 30, 2013.

The acquisition of First M&F contributed $6,691 to loans 30-89 days past due at September 30, 2014, and $11,654 at December 31, 2013.

As shown below, restructured loans totaled $15,604 at September 30, 2014 compared to $21,478 at December 31, 2013 and $22,236 at September 30, 2013. At September 30, 2014, loans restructured through interest rate concessions represented 53% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial, agricultural	$—	$19	$20
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	2,992	2,063	2,074
Home equity	—	—	—
Rental/investment	1,360	1,821	1,892
Land development	813	6,470	6,659
Total real estate – 1-4 family mortgage	5,165	10,354	10,625
Real estate – commercial mortgage:
Owner-occupied	4,017	3,702	3,725
Non-owner occupied	6,019	5,343	5,371
Land development	403	1,889	2,323
Total real estate – commercial mortgage	10,439	10,934	11,419
Installment loans to individuals	—	171	172
Total restructured loans in compliance with modified terms	$15,604	$21,478	$22,236

Changes in the Company’s restructured loans are set forth in the table below:

	2014	2013
Balance at January 1	$21,478	$29,436
Additional loans with concessions	2,622	4,319
Reductions due to:
Reclassified as nonperforming	(1,895)	(3,227)
Paid in full	(6,008)	—
Charge-offs	—	(877)
Transfer to other real estate owned	—	—
Paydowns	(593)	(1,674)
Lapse of concession period	—	(5,741)
Balance at September 30	$15,604	$22,236

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $22,702 was sold during the nine months ended September 30, 2014, resulting in a net gain of $97, while other real estate owned with a cost basis of $22,939 was sold during the nine months ended September 30, 2013, resulting in a net loss of $511.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2014	December 31, 2013	September 30, 2013
Residential real estate	$4,993	$6,767	$3,519
Commercial real estate	8,783	8,984	9,122
Residential land development	6,837	12,334	14,448
Commercial land development	9,413	11,860	13,492
Other	—	—	—
Total other real estate owned	$30,026	$39,945	$40,581

Changes in the Company’s other real estate owned were as follows:

	2014	2013
Balance at January 1	$39,945	$44,717
Acquired OREO	—	13,674
Additions	5,090	6,575
Capitalized improvements	—	129
Impairments	(1,315)	(1,574)
Dispositions	(13,564)	(22,939)
Other	(130)	(1)
Balance at September 30	$30,026	$40,581

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
+400	0.80%	1.31%	10.49%	16.85%
+300	0.98%	0.94%	10.09%	15.06%
+200	0.82%	0.41%	8.88%	12.76%
+100	0.38%	(0.08)%	6.86%	10.21%
-100	(2.40)%	(2.33)%	(5.85)%	(4.61)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for the net interest income simulations for the next twelve months remained neutral at both September 30, 2014 and December 31, 2013. The Company’s interest rate risk strategy is to remain in a neutral position with a focus on balance sheet strategies that will result in an asset sensitive position over time.  Our long term interest rate risk position reflected in the EVE table above remains asset sensitive, although slightly less sensitive at September 30, 2014 when compared to year-end.  This shift is due largely to the reduction in interest sensitive, but low yielding, short term investments as well as the shift in deposits from higher rate fixed rate time deposits to lower cost but variable rate core deposits.

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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2014, the Company had notional amounts of $75,462 on interest rate contracts with corporate customers and $75,462 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 11.22% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2014, securities with a carrying value of $651,412 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $612,197 similarly pledged at December 31, 2013.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $58,900 outstanding federal funds purchased at September 30, 2014 and $222 of federal funds purchased at December 31, 2013. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2014, the balance of our outstanding advances with the FHLB was $67,540. The total amount of the remaining credit available to us from the FHLB at September 30, 2014 was $1,605,932. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2014 or December 31, 2013.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Noninterest-bearing demand	17.99%	15.47%	—%	—%
Interest-bearing demand	43.36	40.54	0.20	0.25
Savings	6.76	6.85	0.09	0.23
Time deposits	28.27	32.58	0.82	0.98
FHLB advances	1.39	2.07	4.17	4.23
Other borrowed funds	2.23	2.49	4.19	2.81
	100.00%	100.00%	0.48%	0.59%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds has decreased 11 basis points for the nine months ended September 30, 2014 as compared to the same period in 2013 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.

Cash and cash equivalents were $141,594 at September 30, 2014 compared to $233,149 at September 30, 2013. Cash used in investing activities for the nine months ended September 30, 2014 was $157,936 compared to $44,481 for the nine months ended September 30, 2013. Proceeds from the sale, maturity or call of securities within our investment portfolio were $191,132 for the nine months ended 2014. These proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Proceeds from the sale, maturity, or call of securities within our investment portfolio during the nine months ended September 30, 2013 were $160,749. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $254,255 for the first nine months of 2014 compared to $176,596 for the same period in 2013.

Cash used in financing activities for the nine months ended September 30, 2014 was $37,350 compared to cash provided by financing activities of $21,088 for the same period in 2013. Deposits decreased $78,242 for the nine months ended September 30, 2014 compared to an increase of $47,505 for the same period in 2013.

Restrictions on Bank Dividends, Loans and Advances

The Company’s liquidity and capital resources, as well as its ability to pay dividends to its shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. Accordingly, the approval of this supervisory authority is required prior to Renasant Bank paying dividends to the Company.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2014, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $53,923. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,000. There were no amounts outstanding under this line of credit at September 30, 2014. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in nine months ended September 30, 2014, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	September 30, 2014	December 31, 2013
Loan commitments	$685,812	$630,266
Standby letters of credit	32,447	30,062

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $700,475 at September 30, 2014 compared to $665,652 at December 31, 2013. Book value per share was $22.21 and $21.21 at September 30, 2014 and December 31, 2013, respectively. The growth in shareholders’ equity was attributable to the acquisition of First M&F along with earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $94,477 at September 30, 2014, of which $91,222 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Renasant Corporation:
Tier 1 Capital to Average Assets	$510,087	9.31%	$273,944	5.00%	$219,155	4.00%
Tier 1 Capital to Risk-Weighted Assets	510,087	12.28%	249,160	6.00%	166,107	4.00%
Total Capital to Risk-Weighted Assets	557,692	13.43%	415,267	10.00%	332,214	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets	$492,145	9.01%	$273,250	5.00%	$218,600	4.00%
Tier 1 Capital to Risk-Weighted Assets	492,145	11.88%	248,608	6.00%	165,739	4.00%
Total Capital to Risk-Weighted Assets	539,233	13.01%	414,346	10.00%	331,477	8.00%
December 31, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets	$473,817	8.68%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	473,817	11.41%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	522,181	12.58%	304,940	10.00%	243,952	8.00%

Renasant Bank:
Tier 1 Capital to Average Assets	$457,798	8.40%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	457,798	11.05%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	505,463	12.20%	304,300	10.00%	243,440	8.00%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2014.
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

RENASANT CORPORATION
(Registrant)

Date:	November 10, 2014	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).