Form 10-K
period 2014-12-31
RENASANT CORP
filed 2015-03-02
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Yes ☑  No  ☐
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
As of June 30, 2014, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $854,845,967.
As of February 25, 2015, 31,604,158 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2015 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2014

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
The information set forth in this Annual Report on Form 10-K is as of February 25, 2015, unless otherwise indicated herein.

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
While we have preserved decision-making at a local level, we have centralized our legal, accounting, investment, risk management, loan review, human resources, audit and data processing/operations functions. The centralization of these processes enables us to maintain consistent quality of these functions and achieve certain economies of scale.
Our vision is further validated through our core values. These values include (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Centered on these values was the development of five different objectives that are the focal point of our strategic plan. Those objectives include: (1) client satisfaction and development, (2) financial soundness and profitability, (3) growth, (4) employee satisfaction and development and (5) shareholder satisfaction and development.
Members of our Board of Directors also serve as members of the Board of Directors of the Bank. Responsibility for the management of our Bank remains with the Board of Directors and officers of the Bank; however, management services rendered by the Company to the Bank are intended to supplement internal management and expand the scope of banking services normally offered by the Bank.

Definitive Merger Agreement with Heritage Financial Group, Inc.

On December 10, 2014, we jointly announced with Heritage Financial Group, Inc. (NASDAQ: HBOS; “Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South (“HeritageBank”), a Georgia savings bank, the signing of a definitive merger agreement pursuant to which we will acquire Heritage, in an all-stock merger. The transaction will add to the Company approximately $1.9 billion in assets, $1.2 billion in loans and $1.3 billion in deposits, and 48 banking, mortgage and investment offices in Alabama, Georgia and Florida as of December 31, 2014, inclusive of Heritage’s acquisition of a branch in Norcross, Georgia with $40 million in loans and $129 million in deposits that was completed on January 20, 2015. Consummation of the merger is subject to, among other things, the receipt of approval from the Company’s and Heritage’s shareholders and regulatory approval.

Acquisition of First M&F Corporation

On September 1, 2013, the Company completed its acquisition of First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. On August 31, 2013, First M&F operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6,175,576 million shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156.8 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1.5 billion, including loans with a fair value of $899.2 million, and assumed liabilities with a fair value of $1.4 billion, including deposits with a fair value of $1.3 billion. At the acquisition date, approximately $90.1 million of goodwill and $25.0 million of core deposit intangible assets were recorded.
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
As of December 31, 2014, we had 121 banking, insurance and financial services offices located throughout our markets in north and central Mississippi, Tennessee, north and central Alabama and north Georgia.
Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 66.05%, 64.74% and 62.32% of our total gross revenues in

2014, 2013 and 2012, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” Our loans are primarily generated within the market areas where our branches are located.
—     Commercial, Financial and Agricultural Loans.  Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 12.12% of our total loans at December 31, 2014, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 80%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets, the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the local business borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use commercial loan credit scoring models for smaller level commercial loans.
—     Real Estate – 1-4 Family Mortgage.  We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 31.00% of our total loans at December 31, 2014, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or through loans either originated by or referred by our mortgage operations. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.
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

—     Real Estate – Commercial Mortgage.  Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 49.07% of our total loans at December 31, 2014. We offer loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. If our estimate of value proves to be inaccurate, we may not be able to obtain full repayment on the loan in the event of default and foreclosure. In most instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the course of business.
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
—     Real Estate – Construction.    Our real estate – construction loans (“construction loans”) represented approximately 5.32% of our total loans at December 31, 2014. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. However, for many of our construction loans, the Bank engages an independent third party to actively manage the construction process to ensure advances are in line with projects or budgets. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties.
—     Installment Loans to Individuals.    Installment loans to individuals (or “consumer loans”), which represented approximately 2.23% of our total loans at December 31, 2014, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest from 100 to 500 basis points above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
—     Equipment Financing and Leasing.    Equipment financing loans (or “lease financing loans”), which represented approximately 0.26% of our total loans at December 31, 2014, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, the not-for-profit product offered as a subset of the product line includes real estate financing for qualified customers at tax-exempt rates.
To protect against the risks associated with fluctuations in economic conditions, both in our markets and in the United States economy as a whole, management has implemented a strategy to diversify the Company’s loan portfolio by specifically reducing the concentration of construction and land development loans (both residential and commercial). To accomplish this, over the past few years management applied more stringent levels of underwriting on new originations of such loans and required principal reductions of these loans at time of renewal. The construction loan portfolio was further reduced as such loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans. The Company will continue this strategy to maintain the concentration of construction and land development loans in the portfolio at an acceptable level. At December 31, 2014 and 2013, construction and land development loans represented 10.20%, and 10.34%, respectively, of the total loan portfolio.
Deposit Services.  We offer a broad range of deposit services and products to our consumer and commercial clients. Through our community branch networks, we offer consumer checking accounts with free Internet banking with bill pay and free debit cards, interest bearing checking, money market accounts, savings accounts, certificates of deposit, individual retirement accounts and health savings accounts.
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
The deposit services we offer accounted for approximately 13.00%, 12.69% and 12.32% of our total gross revenues in 2014, 2013 and 2012, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where our branches are located.
Operations of Wealth Management
Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. For 2014, the Wealth Management segment contributed total revenue of $10.3 million, or 3.28%, of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2014, Renasant Insurance contributed total revenue of $9.0 million, or 2.88%, of the Company’s total gross revenues and operated seven offices - one office each in Ackerman, Corinth, Durant, Kosciusko, Louisville, Starkville and Tupelo, Mississippi.
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
For 2014, we maintained approximately 11% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 2% in our entire Alabama area and approximately 1% in our entire Georgia area. Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2014 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.8	41.1%
DeSoto County	2.1	6.0%
Oxford	0.9	11.3%
Columbus	1.0	8.0%
Starkville	0.8	21.3%
Jackson	11.3	3.3%
Tennessee
Memphis	18.9	1.4%
Nashville	34.1	1.4%
Maryville	1.9	2.2%
Alabama
Birmingham	30.1	1.0%
Decatur	1.7	17.5%
Huntsville/Madison	6.0	1.5%
Montgomery	6.1	0.5%
Tuscaloosa	2.9	0.6%
Georgia
Alpharetta/Roswell	6.5	1.7%
Canton/Woodstock	2.3	6.6%
Cumming	2.1	3.6%
Source:  FDIC, As of June 30, 2014
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

—
The minimum designated reserve ratio of the Deposit Insurance Fund increased 20 basis points to 1.35% of estimated annual insured deposits or assessment base. The FDIC also was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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
The Volcker Rule
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
Supervision and Regulation of the Bank
General. As a Mississippi-chartered bank, the Bank is subject to the regulation and supervision of the Mississippi Department of Banking and Consumer Finance. As an FDIC-insured institution, the Bank is subject to the regulation and supervision of the FDIC. The regulations of the FDIC and the Mississippi Department of Banking and Consumer Finance affect virtually all of the Bank’s activities, including the minimum level of capital, the ability to pay dividends, mergers and acquisitions, borrowing and the ability to expand through new branches or acquisitions and various other matters.
Insurance of Deposits. The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. As noted above, the Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000.
To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. For institutions like the Bank with less than $10 billion in assets, the amount of the assessment is based on its risk classification. The higher an institution’s risk classification, the higher its rate of assessments (on the assumption that such institutions pose a greater risk of loss to the DIF). An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.
In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2015 is .0060% of insured deposits and is adjusted quarterly. These assessments will continue until the bonds mature in 2019 (the corporation’s ability to issue new debt has been terminated).
The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. For an institution with no tangible capital, deposit insurance may be temporarily suspended during the hearing process for the permanent termination of insurance. If the FDIC terminates an institution’s deposit insurance, accounts insured at the time of the termination, less withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. We are not aware of any existing circumstances which would result in termination of the Bank’s deposit insurance.
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
The ability of the Bank to pay dividends is restricted by federal and state laws, regulations and policies. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC must approve any payment of dividends by the Bank. Accordingly, the approval of these supervisory authorities is required prior to the Bank paying dividends to the Company. Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.
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
-     Current Guidelines. Bank assets are given risk-weights of 0%, 20%, 50%, 100% and 200%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weight will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing loans fully secured by first liens on one-to-four family residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations and undrawn commitments (including commercial credit lines with a maturity of more than one year), have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.
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
In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms and (2) the “standardized approach of Basel II for non-core banks and bank holding companies,” such as the Bank and the Company. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.
Beginning January 1, 2015 the Bank was required to comply with the final Basel III rules, although parts of the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

-	Create a new requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;
-	Increase the minimum leverage capital ratio to 4% for all banking organizations (currently 3% for certain banking organizations);
-	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and
-	Maintain the minimum total risk-based capital ratio at 8%.
In addition, the final Basel III rules, when fully phased in, will subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer, when fully phased in, will be to increase the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.
The final Basel III rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action. Under the final rules, to be well capitalized, an insured depository institution must maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5%. In addition, the final Basel III rules established more conservative standards for including an instrument in regulatory capital and imposed certain deductions from and adjustments to the measure of common equity Tier 1 capital.
The Basel II standardized approach revised the method for calculating risk-weighted assets to enhance risk sensitivity, particularly with respect to equity exposures to investment funds (including mutual funds), foreign exposures and residential real estate assets. It also established alternatives to credit ratings for calculating risk-weighted assets consistent with section 939A of the Dodd-Frank Act.
We and the Bank meet all minimum capital requirements under the Basel III rules as currently in effect, and we expect that we and the Bank will meet all capital requirements as if fully phased in.
The Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. The federal banking agencies issued a final rule on September 3, 2014, and effective January 1, 2015, implementing the Basel III liquidity framework.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. At December 31, 2014, the Bank was in compliance with its reserve requirements.
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
Personnel
At December 31, 2014, we employed 1,471 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 1,406 employees (inclusive of employees in our Community Banks and Wealth Management operations), and Renasant Insurance employed 65 individuals. The Company has no additional employees; however, at December 31, 2014, 15 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
Dependence Upon a Single Customer
No material portion of our loans have been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers with respect to any of our reportable segments would not have a materially adverse effect on our business as a whole or with respect to that segment in particular. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Financial Condition - Loans” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Available Information
Our Internet address is www.renasant.com. We make available at this address, under the heading “SEC Filings”, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
(In Thousands)
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2014, 2013 and 2012:

	2014			2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$3,941,015	$200,844	5.10%	$3,214,567	$159,587	4.96%	$2,711,253	$138,408	5.10%
Securities:
Taxable(2)	698,808	16,026	2.29	556,039	12,975	2.33	505,686	13,058	2.58
Tax-exempt	303,641	15,981	5.26	243,916	13,618	5.58	232,679	13,571	5.83
Interest-bearing balances with banks	138,299	395	0.29	100,147	248	0.25	87,303	199	0.23
Total interest-earning assets	5,081,763	233,246	4.59	4,114,669	186,428	4.53	3,536,921	165,236	4.67
Cash and due from banks	87,964			66,283			63,624
Intangible assets	301,104			228,632			191,612
FDIC loss-share indemnification asset	20,617			33,306			59,083
Other assets	325,069			288,633			281,449
Total assets	$5,816,517			$4,731,523			$4,132,689
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	2,198,260	4,369	0.20	1,685,220	4,106	0.24	1,379,447	3,927	0.28
Savings deposits	346,608	289	0.08	280,509	682	0.24	230,553	533	0.23
Time deposits	1,412,200	11,411	0.81	1,317,086	12,262	0.93	1,248,938	14,570	1.17
Total interest-bearing deposits	3,957,068	16,069	0.41	3,282,815	17,050	0.52	2,858,938	19,030	0.67
Borrowed funds	186,236	7,711	4.14	173,161	6,353	3.67	190,096	6,945	3.65
Total interest-bearing liabilities	4,143,304	23,780	0.57	3,455,976	23,403	0.68	3,049,034	25,975	0.85
Noninterest-bearing deposits	921,903			666,147			543,628
Other liabilities	59,508			52,173			45,865
Shareholders’ equity	691,802			557,227			494,162
Total liabilities and shareholders’ equity	$5,816,517			$4,731,523			$4,132,689
Net interest income/ net interest margin		$209,466	4.12%		$163,025	3.96%		$139,261	3.94%

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

Table 2 – Volume/Rate Analysis
(In Thousands)
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2014 Compared to 2013			2013 Compared to 2012
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans (2)	$36,921	$4,336	$41,257	$24,717	$(3,538)	$21,179
Securities:
Taxable	3,270	(219)	3,051	(2,056)	1,973	(83)
Tax-exempt	3,085	(722)	2,363	382	(335)	47
Interest-bearing balances with banks	105	42	147	32	17	49
Total interest-earning assets	43,381	3,437	46,818	23,075	(1,883)	21,192
Interest expense:
Interest-bearing demand deposits	666	(403)	263	(94)	273	179
Savings deposits	219	(612)	(393)	(225)	374	149
Time deposits	1,026	(1,877)	(851)	378	(2,686)	(2,308)
Borrowed funds	503	855	1,358	(725)	133	(592)
Total interest-bearing liabilities	2,414	(2,037)	377	(666)	(1,906)	(2,572)
Change in net interest income	$40,967	$5,474	$46,441	$23,741	$23	$23,764

(1)	Changes not solely due to volume or rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 – Investment Portfolio
(In Thousands)
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2014. Information regarding the carrying value of the investment securities listed below as of December 31, 2014, 2013 and 2012 is contained under the heading “Financial Condition – Investments" and "Results of Operations – Net Interest Income" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Amount	Yield
Held to Maturity:
Obligations of other U.S. Government agencies and corporations
Maturing within one year	$1,001	0.15%
Maturing after one year through five years	11,555	1.48%
Maturing after five years through ten years	112,525	1.91%
Obligations of states and political subdivisions
Maturing within one year	9,306	4.01%
Maturing after one year through five years	53,264	3.97%
Maturing after five years through ten years	107,159	3.92%
Maturing after ten years	135,353	5.31%
Available for Sale:
Obligations of other U.S. Government agencies and corporations
Maturing after one year through five years	1,063	3.17%
Maturing after five years through ten years	5,056	2.12%
Trust preferred securities
Maturing after ten years	26,400	0.87%
Residential mortgage backed securities:
Government agency MBS	292,283	2.37%
Government agency CMO	158,436	2.26%
Commercial mortgage backed securities:
Government agency MBS	45,714	3.64%
Government agency CMO	4,970	3.65%
Other debt securities	17,517	2.41%
Other equity securities	2,331	10.92%
	$983,933	3.19%
Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.
Table 4 – Loan Portfolio
(In Thousands)
The following table sets forth loans, net of unearned income, outstanding at December 31, 2014, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition – Loans.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$218,714	$233,090	$31,480	$483,284
Lease financing	207	7,961	1,945	10,113
Real estate – construction	30,738	54,064	3,767	88,569
Real estate – 1-4 family mortgage	374,918	475,337	386,105	1,236,360
Real estate – commercial mortgage	412,116	1,138,871	405,927	1,956,914
Installment loans to individuals	113,618	28,587	70,429	212,634
	$1,150,311	$1,937,910	$899,653	$3,987,874

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2014:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$1,651,943	$285,967
Due after five years	602,202	297,451
	$2,254,145	$583,418

Table 5 – Deposits
(In Thousands)
The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2014:

	Certificates of Deposit	Other
Three Months or Less	$113,245	$8,935
Over Three through Twelve Months	260,003	16,510
Over 12 Months	261,425	3,917
	$634,673	$29,362

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
As of December 31, 2014, approximately 66.51% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.
We have a high concentration of loans secured by real estate.
At December 31, 2014, approximately 85.39% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. United States real estate, particularly Georgia real estate, experienced a severe decline in value during the recent recession. Although real estate values have since begun to recover, any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. This was the case from 2008 to 2012. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.
At December 31, 2014, we had approximately $2.0 billion in commercial real estate loans, representing approximately 49.07% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default.
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
The recent recession in the United States highlighted the inherent difficulty in estimating with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for loan losses. Any worsening of the current economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.
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
We have grown our business outside our Mississippi footprint through the acquisition of entire financial institutions and through de novo branching. Since the beginning of 2011, we have opened eight de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, Crescent and American Trust in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. Also, on September 1, 2013, we acquired First M&F Corporation (“First M&F”) and its wholly-owned subsidiary, Merchants and Farmers Bank. In addition, as noted above in Item 1, Business, on December 10, 2014 we announced the signing of a definitive merger agreement pursuant to which we will acquire Heritage Financial Group, Inc. (“Heritage”). As evidenced by our pending acquisition of Heritage, we intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following (all of which are generally applicable to an analysis of the risks relating to our pending acquisition of Heritage):
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
Expansion into New Markets.  Much of our recent growth has been focused in the highly-competitive metropolitan areas of Memphis and Nashville, Tennessee and Birmingham and Huntsville, Alabama as well as north Georgia and east Tennessee markets. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions. Upon completion of our acquisition of Heritage, we will enter a number of new markets, including our initial entry into the highly-competitive Florida market.
Regulatory and Economic Factors.  Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events, including regulatory changes enacted in response to the recent recession (which are discussed in more detail below). Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.
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
The success of our acquisition of First M&F and, if completed, our acquisition of Heritage will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
Notwithstanding our loss-share arrangements with the FDIC with respect to some of the assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the Crescent and American Trust loans acquired whether on account of the effects of the economic downturn in the United States or otherwise. Similar circumstances could arise resulting from our acquisition of First M&F or, if completed, our acquisition of Heritage. Any of these actions could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with the First M&F acquisition or, if completed, our integration of Heritage, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.
We may experience difficulty in managing the loan portfolios acquired from Crescent and American Trust and, if completed, certain loans in the Heritage loan portfolio within the limits of the loss protection provided by the FDIC.

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

Heritage has entered into similar loss-share arrangements with the FDIC in connection with its acquisition of specified assets and operations of, and assumption of specified liabilities of, two financial institutions in FDIC-assisted transactions. If we complete our acquisition of Heritage, the Bank will assume Heritage’s loss-share arrangements, and we will have to adhere to the terms of those loss-share arrangements in order to continue to receive loss-share payments.
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
When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss-share arrangements with the FDIC associated with such transactions. We believe that our pending acquisition of Heritage meets these criteria. In addition to the general risks associated with our growth plans and the particular risks associated with FDIC-assisted transactions both of which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

—	our ability to finance an acquisition and possible dilution to our existing shareholders;
—	the diversion of our management’s attention to the negotiation of a transaction;
—	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
—	entry into new markets where we lack experience; and
—	risks associated with integrating the operations and personnel of the acquired business, as discussed above in the context of the First M&F transaction.
All of the foregoing matters are applicable to our pending acquisition of Heritage.
We expect to continue to evaluate merger and acquisition opportunities (including FDIC-assisted transactions) that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Historically, acquisitions of non-failed financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction (which may be the case as a result of the Heritage acquisition). Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
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
Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The recent recession in the United States resulted in the consolidation of a number of financial institutions, in addition to acquisitions of failed institutions. We expect additional consolidation to occur. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, as highlighted by our discussion of the Dodd-Frank Act, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.
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
The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments in certain circumstances. The Federal Reserve Board has also proposed rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that were applicable for national banks and federal savings associations, and gave state attorneys general the ability to enforce federal consumer protection laws.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us. However, it is expected that at a minimum our operating and compliance costs will increase, and our interest expense could increase.
Because of stresses on the Deposit Insurance Fund during the recent recession, the FDIC imposed, and could impose in the future, additional assessments on the banking industry.
The recent recession in the United States caused the Deposit Insurance Fund administered by the FDIC to fall below required minimum levels. Because the FDIC replenishes the DIF through assessments on the banking industry, we anticipate that the FDIC will likely maintain relatively high deposit insurance premiums for the foreseeable future. In 2010, the FDIC imposed a special deposit insurance assessment on the banking industry, and there can be no assurance that it will not do so again. It has also required banking organizations to “pre-pay” deposit insurance premiums in order to replenish the liquid assets of the DIF, and may impose similar requirements in the future. High insurance premiums and special assessments will adversely affect our profitability.
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
The Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. While we use qualified third party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes, cyber-attacks and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us or the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits. Any failures, interruptions or security breaches could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events, like the 2010 Tennessee floods that impacted our Nashville, Tennessee offices and the April 2011 storms that devastated much of east Mississippi and west Alabama, could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. If we complete our acquisition of Heritage, we will have operations in Florida that could be impacted by hurricanes. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the two months ended February 25, 2015, the average daily trading volume for Renasant common stock was 134,589 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
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
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the First M&F, Heritage Financial Holding Corporation and Capital Bancorp, Inc. mergers, we assumed junior subordinated debentures. At December 31, 2014, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $94.6 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 25, 2015, there were 75,000,000 shares of our common stock authorized, of which 31,604,158 shares were outstanding.
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
As of December 31, 2014, Renasant operated 97 full-service branches, 12 limited-service branches and an ATM network, which includes 97 ATMs at on-premise locations and 12 ATMs located at off-premise sites. Our Community Banks and Wealth Management segments operate out of all of these offices.
The Bank owns 73 of its 97 full-service branch banking facilities. The remaining 24 full-service branches are under lease agreements. The Bank owns 11 of the 12 limited-service branches. The 25 branch banking facilities that are occupied under leases have unexpired terms ranging from 1 to 30 years.
Renasant Insurance, a wholly-owned subsidiary of the Bank, owns seven offices - one each in Ackerman, Corinth, Durant, Kosciusko, Louisville, Starkville and Tupelo, Mississippi.
None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

On December 31, 2014, a putative stockholder class action lawsuit, Stein v. Heritage Financial Group, Inc. et al., was filed in the Circuit Court for Baltimore City, Maryland, Civil Division, against Heritage, the members of its board of directors, HeritageBank, Renasant and Renasant Bank. The complaint, which was amended on February 18, 2015, asserts that the Heritage directors breached their fiduciary duties and/or violated Maryland law in connection with the negotiation and approval of the merger agreement and that Heritage, HeritageBank, Renasant and Renasant Bank aided and abetted those alleged breaches of fiduciary duties. Among other relief, the plaintiff seeks to enjoin Heritage and Renasant stockholders from voting on to approve the merger at their respective special meetings of stockholders and to otherwise enjoin the merger.

Other than the foregoing, there are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2014.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 25, 2015, the Company had approximately 9,000 shareholders of record and the closing sales price of the Company’s common stock was $28.46. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2014 and 2013 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		High	Low
2014
1st Quarter	$0.17	$31.47	$26.77
2nd Quarter	0.17	29.94	26.17
3rd Quarter	0.17	29.98	26.95
4th Quarter	0.17	30.68	26.60

2013
1st Quarter	$0.17	$23.04	$18.50
2nd Quarter	0.17	25.17	21.14
3rd Quarter	0.17	28.19	24.55
4th Quarter	0.17	32.04	26.89
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
Issuer Purchases of Equity Securities
During the three month period ended December 31, 2014, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Repurchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans
October 1, 2014 to October 31, 2014	—		$—	—	—
November 1, 2014 to November 31, 2014	—		—	—	—
December 1, 2014 to December 31, 2014	43,404	(1)	28.93	—	—
Total	43.404		$28.93	—	—

(1)
105,848 shares of performance-based restricted stock awarded to certain employees under the Renasant Corporation 2011 Long-Term Incentive Plan vested on December 31, 2014. The Company withheld 43,404 of such shares to satisfy federal and state tax liabilities related to the vesting of the shares.

Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2014.

Stock Performance Graph
The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at December 31, 2009, and that all dividends were reinvested.

	Period Ending December 31,
	2009	2010	2011	2012	2013	2014
Renasant Corporation	$100.00	$129.97	$120.98	$160.71	$271.40	$255.56
NASDAQ Market Index	100.00	118.15	117.22	138.02	193.47	222.16
SNL Southeast Bank Index(1)	100.00	97.10	56.81	94.37	127.88	144.03

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

ITEM 6. SELECTED FINANCIAL DATA(1)
(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2014	2013	2012	2011	2010
Interest income	$226,409	$180,604	$159,313	$170,687	$165,483
Interest expense	23,780	23,403	25,975	41,401	60,277
Net interest income	202,629	157,201	133,338	129,286	105,206
Provision for loan losses	6,167	10,350	18,125	22,350	30,665
Noninterest income	80,620	71,971	68,711	64,699	92,692
Noninterest expense	191,195	173,076	150,459	136,960	120,540
Income before income taxes	85,887	45,746	33,465	34,675	46,693
Income taxes	26,305	12,259	6,828	9,043	15,018
Net income	$59,582	$33,487	$26,637	$25,632	$31,675
Per Common Share
Net income – Basic	$1.89	$1.23	$1.06	$1.02	$1.39
Net income – Diluted	1.88	1.22	1.06	1.02	1.38
Book value at December 31	22.56	21.21	19.80	19.44	18.75
Closing price(2)	28.93	31.46	19.14	15.00	16.91
Cash dividends declared and paid	0.68	0.68	0.68	0.68	0.68
Dividend payout	36.17%	55.74%	64.15%	66.67%	49.28%
At December 31,
Assets	$5,805,129	$5,746,270	$4,178,616	$4,202,008	$4,297,327
Loans, net of unearned income	3,987,874	3,881,018	2,810,253	2,581,084	2,524,590
Securities	983,747	913,329	674,077	796,341	834,472
Deposits	4,838,418	4,841,912	3,461,221	3,412,237	3,468,151
Borrowings	188,825	171,875	164,706	254,709	316,436
Shareholders’ equity	711,651	665,652	498,208	487,202	469,509
Selected Ratios
Return on average:
Total assets	1.02%	0.71%	0.64%	0.60%	0.80%
Shareholders’ equity	8.61%	6.01%	5.39%	5.34%	7.16%
Average shareholders’ equity to average assets	11.89%	11.78%	11.96%	11.27%	11.21%
At December 31,
Shareholders’ equity to assets	12.26%	11.58%	11.92%	11.59%	10.93%
Allowance for loan losses to total loans, net of unearned income(3)	1.29%	1.65%	1.72%	1.98%	2.07%
Allowance for loan losses to nonperforming loans(3)	209.49%	248.90%	146.90%	127.00%	84.32%
Nonperforming loans to total loans, net of unearned income(3)	0.62%	0.66%	1.17%	1.56%	2.46%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Performance Overview
Net income was $59,582 for 2014 compared to $33,487 for 2013 and $26,637 for 2012. The fluctuation in net income since 2012 was influenced by a number of factors:

—
On September 1, 2013, the Company completed its acquisition of First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, which operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6.2 million shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156,845. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1,516,603 including loans with a fair value of $899,236, and assumed liabilities with a fair value of $1,361,079, including deposits with a fair value of $1,325,872. At the acquisition date, approximately $90,127 of goodwill and $25,032 of core deposit intangible assets were recorded.

—
The Company expanded its franchise by opening de novo locations in Starkville, Mississippi and Montgomery and Tuscaloosa, Alabama during 2011, and Maryville and Jonesborough, Tennessee during 2012. In 2013, the Company expanded its Tennessee footprint by adding de novo locations in Johnson City and Bristol. These de novo branches contributed $424,910 to total loans and $385,115 to total deposits at December 31, 2014, and $327,020 to total loans and $271,677 to total deposits at December 31, 2013.

—
Net interest income increased 28.90% to $202,629 for 2014 as compared to $157,201 for 2013; net interest income was $133,338 for 2012. Interest income on a tax equivalent basis increased 25.11% to $233,246 for 2014 from $186,429 for 2013. The increase from 2013 to 2014 was due primarily to the increase in average earnings assets from the acquisition of First M&F. Interest expense increased 1.61% to $23,780 for 2014 compared to $23,403 for 2013; interest expense was $25,975 for 2012.

—
Net charge-offs as a percentage of average loans increased to 0.29% in 2014 compared to 0.22% in 2013. Net charge-offs as a percentage of average loans was 0.67% in 2012. The provision for loan losses was $6,167 for 2014 compared to $10,350 for 2013 and $18,125 for 2012.

—
Noninterest income was $80,620 for 2014 compared to $71,971 for 2013 and $68,711 for 2012. Higher levels of mortgage loan refinancings and fees and commissions on deposit services in 2014 helped drive the increase in noninterest income from 2013 and 2012. The Company also experienced an increase in income from the Insurance and Wealth Management divisions after the acquisition of First M&F. Our goal is to continue developing products that generate noninterest income in order to diversify our revenue streams.

—
Noninterest expenses were $191,195 for 2014 compared to $173,076 for 2013 and $150,459 for 2012. The increase in noninterest expense during 2014 was primarily due to compensation and occupancy costs associated with our de novo locations and as well as our acquisition of First M&F.

—
Loans, net of unearned income, were $3,987,874 at December 31, 2014 compared to $3,881,018 in 2013 and $2,810,253 in 2012. Excluding the acquired loans of $720,388 at December 31, 2014, the portfolio increased in size by $381,685 from December 31, 2013. Our eight de novo branches contributed $97,890 in loan growth for 2014.

—
Deposits totaled $4,838,418 at December 31, 2014 compared to $4,841,912 at December 31, 2013 and $3,461,221 at December 31, 2012. The growth in deposits from 2012 to 2013 was attributable to the acquisition of First M&F, which added $1,301,130 in deposits at December 31, 2013. Management’s strategy to build and maintain a stable source of funding through core deposits, driven by noninterest-bearing deposits, has allowed for certain higher costing time deposits to mature or expire without renewal, some of which have been replaced with noninterest-bearing deposits and other lower costing deposits. Deposits from our de novo locations also contributed $113,438 in deposits year over year.

A historical look at key performance indicators is presented below.

	2014	2013	2013	2011	2010
Diluted EPS	$1.88	$1.22	$1.06	$1.02	$1.38
Diluted EPS Growth	54.10%	15.09%	3.92%	(26.09)%	58.62%
Return on Average Assets	1.02%	0.71%	0.64%	0.60%	0.80%
Return on Average Shareholders’ Equity	8.61%	6.01%	5.39%	5.34%	7.16%

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
Certain loans acquired in acquisitions or mergers are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30, which were acquired in connection with our mergers with First M&F in 2013, Capital Bancorp, Inc. in 2007 and with Heritage Financial Holding Corporation in 2005 and our acquisitions of Crescent and American Trust in FDIC-assisted transactions in 2010 and 2011, respectively, is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note D, “Loans and the Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Other-Than-Temporary-Impairment on Investment Securities
On a quarterly basis, we evaluate our investment portfolio for other-than-temporary-impairment (“OTTI”) in accordance with ASC 320, “Investments – Debt and Equity Securities.” An investment security is considered impaired if the fair value of the security is less than its cost or amortized cost basis. Impairment is considered to be other-than-temporary if the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or the security’s maturity. When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded in earnings. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss in earnings depends on whether we intend to sell the debt security and whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security’s amortized cost basis and its fair value is recorded as an impairment loss in earnings. If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.
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
Benefit Plans and Stock Based Compensation
Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2014 valuation was 4.83%, compared to 3.90% in 2013. Actual plan assets as of December 31, 2014 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.

The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company did not estimate any forfeitures in determining the fair value of options granted in 2014, 2013 and 2012. Changes in this assumption in the future could result in lower expenses related to the Company’s stock options. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note N, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2014 compared to December 31, 2013 and December 31, 2012.
Total assets were $5,805,129 at December 31, 2014 compared to $5,746,270 at December 31, 2013 and $4,178,616 at December 31, 2012. The increase in assets during 2013 is primarily attributable to the acquisition of First M&F.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2014		2013		2012
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$131,228	13.34%	$131,129	14.36%	$92,487	13.72%
Obligations of states and political subdivisions	305,082	31.01	287,014	31.43	227,721	33.78
Mortgage-backed securities	506,152	51.45	453,644	49.67	312,803	46.40
Trust preferred securities	19,756	2.01	17,671	1.93	15,068	2.24
Other debt securities	17,930	1.82	19,554	2.14	22,930	3.40
Other equity securities	3,599	0.37	4,317	0.47	3,068	0.46
	$983,747	100.00%	$913,329	100.00%	$674,077	100.00%
The balance of our securities portfolio at December 31, 2014 increased $70,418 to $983,747 from $913,329 at December 31, 2013. During 2014, we purchased $280,164 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 44.26% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 41.40% and 14.24%, respectively, of total securities purchased in 2014. There were $724 of securities sold during 2014 resulting in a net gain of $375. Proceeds from maturities, calls and sales of securities during 2014 totaled $217,417.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $26,400 and $27,531 and a fair value of $19,756 and $17,671 at December 31, 2014 and December 31, 2013, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 320 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during 2014 or 2013. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2014 supported a return to accrual status for two of the four securities. An observed history of interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities going forward. As to the remaining two securities, one is still in "payment in kind" status where interest payments are not expected until a future date, and, although the Company has received principal payments from the other security, the Company's analysis of the qualitative and quantitative factors described above does not justify a return to accrual status at this time. As a result, these two securities remain classified as nonaccruing with investment interest recorded on the cash-basis method. For more information about the Company’s trust preferred securities, see Note C, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in this report.
The balance of our investment portfolio at December 31, 2013 increased $239,252 to $913,329 compared to $674,077 at December 31, 2012. The acquisition of First M&F contributed $227,693 to the securities portfolio. During 2013, we purchased $233,221 in investment securities. Mortgage-backed securities and CMOs, in the aggregate, comprised 68.06% of the purchases. U.S. Government Agency securities and municipal securities accounted for 29.15% and 3.47%, respectively, of total securities purchased in 2013. The carrying value of securities sold during 2013 totaled $13,409. Maturities and calls of securities during 2013 totaled $193,041. At December 31, 2013 and 2012, unrealized losses of $20,041 and $14,035, respectively, were recorded on investment securities with a carrying value of $279,165 and $78,908, respectively.
At December 31, 2014 , unrealized losses of $10,466 were recorded on available for sale investment securities with a carrying value of $203,467. At December 31, 2013 and 2012, unrealized losses of $20,041 and $14,035, respectively, were recorded on investment securities with a carrying value of $279,165 and $78,908, respectively. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio on account of the decrease in interest rates from the prior year and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2014, 2013 or 2012.
Loans
Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 68.70%, 67.54% and 67.25% of total assets at December 31, 2014, 2013 and 2012, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2014	2013	2012	2011	2010
Commercial, financial, agricultural	$483,283	$468,963	$317,050	$278,091	$265,276
Lease financing	10,114	52	190	328	503
Real estate – construction	212,061	161,436	105,706	81,235	82,361
Real estate – 1-4 family mortgage	1,236,360	1,208,233	903,423	824,627	872,382
Real estate – commercial mortgage	1,956,914	1,950,572	1,426,643	1,336,635	1,239,843
Installment loans to individuals	89,142	91,762	57,241	60,168	64,225
Total loans, net of unearned income	$3,987,874	$3,881,018	$2,810,253	$2,581,084	$2,524,590
The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2014	2013	2012	2011	2010
Commercial, financial, agricultural	12.12%	12.08%	11.28%	10.77%	10.51%
Lease financing	0.26	—	0.01	0.01	0.02
Real estate – construction	5.32	4.16	3.76	3.15	3.26
Real estate – 1-4 family mortgage	31.00	31.13	32.15	31.95	34.56
Real estate – commercial mortgage	49.07	50.26	50.76	51.79	49.11
Installment loans to individuals	2.23	2.37	2.04	2.33	2.54
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2014, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.
Total loans at December 31, 2014 were $3,987,874, an increase of $106,856 from $3,881,018 at December 31, 2013. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $143,041 at December 31, 2014, a decrease of $38,633, or 21.27%, compared to $181,674 at December 31, 2013. For covered loans, the FDIC will reimburse the Bank 80% of the losses incurred on these loans. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years and on commercial loans for five years from the acquisition date.
Loans not covered under loss-share agreements with the FDIC at December 31, 2014 were $3,844,833, compared to $3,699,344 at December 31, 2013. Loans acquired from First M&F totaled $577,347 at December 31, 2014 compared to $813,543 at December 31, 2013. Excluding the loans acquired from First M&F, loans not covered under loss-share agreements increased $381,685 during 2014. The increase in loans not covered under loss-share agreements was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $97,890 of the total increase in loans from December 31, 2013.
During the twelve months ended December 31, 2014, loans in our de novo markets of Mississippi, Tennessee and Alabama, excluding the contribution from First M&F, increased $28,162, $33,507 and $36,221, respectively.
The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	December 31, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$418,501	$6,684	$58,098	$483,283
Lease financing	10,114	—	—	10,114
Real estate – construction:
Residential	92,183	—	1,090	93,273
Commercial	116,129	—	134	116,263
Condominiums	2,525	—	—	2,525
Total real estate – construction	210,837	—	1,224	212,061
Real estate – 1-4 family mortgage:
Primary	563,750	15,827	122,158	701,735
Home equity	256,321	8,875	30,840	296,036
Rental/investment	153,230	15,618	22,031	190,879
Land development	41,111	3,697	2,902	47,710
Total real estate – 1-4 family mortgage	1,014,412	44,017	177,931	1,236,360
Real estate – commercial mortgage:
Owner-occupied	649,402	47,658	168,301	865,361
Non-owner occupied	775,364	29,737	139,327	944,428
Land development	114,184	14,909	18,032	147,125
Total real estate – commercial mortgage	1,538,950	92,304	325,660	1,956,914
Installment loans to individuals	74,672	36	14,434	89,142
Total loans, net of unearned income	$3,267,486	$143,041	$577,347	$3,987,874

	December 31, 2013
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$341,600	$9,546	$117,817	$468,963
Lease financing	52	—	—	52
Real estate – construction:
Residential	62,577	1,648	7,907	72,132
Commercial	84,498	—	4,279	88,777
Condominiums	—	—	527	527
Total real estate – construction	147,075	1,648	12,713	161,436
Real estate – 1-4 family mortgage:
Primary	531,956	16,586	153,909	702,451
Home equity	196,387	13,167	34,482	244,036
Rental/investment	142,488	19,754	31,124	193,366
Land development	57,971	4,959	5,450	68,380
Total real estate – 1-4 family mortgage	928,802	54,466	224,965	1,208,233
Real estate – commercial mortgage:
Owner-occupied	563,104	54,294	172,520	789,918
Non-owner occupied	727,744	31,855	229,559	989,158
Land development	113,769	29,837	27,890	171,496
Total real estate – commercial mortgage	1,404,617	115,986	429,969	1,950,572
Installment loans to individuals	63,655	28	28,079	91,762
Total loans, net of unearned income	$2,885,801	$181,674	$813,543	$3,881,018

Loans secured by real estate represented 85.39%, 85.55%, 86.67%, 86.88% and 86.93% of the Company’s total loan portfolio at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2014	2013	2012	2011	2010
Real estate – construction:
Residential	$93,273	$72,132	$48,453	$31,802	$37,619
Commercial	116,263	88,777	56,201	47,620	39,725
Condominiums	2,525	527	1,052	1,813	5,017
Total real estate – construction	212,061	161,436	105,706	81,235	82,361
Real estate – 1-4 family mortgage:
Primary	701,735	702,451	466,282	373,193	363,498
Home equity	296,036	244,036	198,781	193,140	183,427
Rental/investment	190,879	193,366	156,956	167,364	199,373
Land development	47,710	68,380	81,404	90,930	126,084
Total real estate – 1-4 family mortgage	1,236,360	1,208,233	903,423	824,627	872,382
Real estate – commercial mortgage:
Owner-occupied	865,361	789,918	640,906	641,220	593,743
Non-owner occupied	944,428	989,158	638,486	529,524	457,735
Land development	147,125	171,496	147,251	165,891	188,365
Total real estate – commercial mortgage	1,956,914	1,950,572	1,426,643	1,336,635	1,239,843
Total loans secured by real estate	$3,405,335	$3,320,241	$2,435,772	$2,242,497	$2,194,586

Mortgage Loans Held for Sale
Mortgage loans held for sale were $25,628 at December 31, 2014 compared to $33,440 at December 31, 2013. Originations of mortgage loans to be sold totaled $547,402 in 2014, $619,526 in 2013 and $588,454 in 2012. Mortgage rates in the latter half of 2011 declined to historic lows and remained at these historically low levels throughout the first quarter of 2013, which prompted a significant increase in refinancings and thus mortgage originations during this time period. Beginning in the second quarter of 2013 and continuing through the third quarter of 2014, mortgage rates increased from these historically low levels, resulting in a slowdown in originations during this time frame. Mortgage rates declined in the fourth quarter of 2014 prompting mortgage originations to increase.

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
Deposits

Noninterest-Bearing Deposits to Total Deposits
2014	2013	2012
19.01%	17.68%	16.42%

The Company relies on deposits as its major source of funds. Total deposits were $4,838,418 and $4,841,912 at December 31, 2014 and December 31, 2013, respectively. Noninterest-bearing deposits were $919,872 and $856,020 at December 31, 2014 and December 31, 2013, respectively, while interest-bearing deposits were $3,918,546 and $3,985,892 at December 31, 2014 and December 31, 2013, respectively. The increase in noninterest-bearing deposits at December 31, 2014 as compared to December 31, 2013 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances. Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $385,115 at December 31, 2014 representing an increase of $113,438 from December 31, 2013.
Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2014 were $654,423 compared to $420,539 at December 31, 2013 and $344,342 at December 31, 2012.

Looking at the change in deposits geographically, deposits in our Alabama and Georgia markets decreased by $5,568 and $59,798, respectively, from December 31, 2013 while deposits in our Mississippi and Tennessee markets increased by $23,268 and $38,604, respectively, from December 31, 2013. However, as noted above, the Company has been allowing higher cost time deposits to mature. Deposits, excluding time deposits, grew in every state throughout the Company's footprint in 2014 with increases of $114,277 in Mississippi, $46,478 in Tennessee, $26,499 in Georgia and $17,322 in Alabama.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There was $32,403 of short-term borrowings on the balance sheet at December 31, 2014, which is an increase of $30,120 from December 31, 2013. The composition of our short-term borrowings was federal funds purchased of $26,300 and security repurchase agreements of $6,103 at December 31, 2014.

At December 31, 2014, long-term debt totaled $156,422 compared to $169,592 at December 31, 2013. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. FHLB advances were $61,611 and $75,405 at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, $5,702 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,592,550 of availability on unused lines of credit with the FHLB at December 31, 2014 compared to $1,595,864 at December 31, 2013. The cost of our FHLB advances was 4.15%, 4.22% and 4.29% for 2014, 2013, and 2012, respectively.

The Company's junior subordinated debentures totaled $94,574 at December 31, 2014 compared to $94,187 at December 31, 2013 and $75,609 at December 31, 2012. In connection with the acquisition of First M&F on September 1, 2013, the Company assumed $30,928 in fixed/floating rate junior subordinated deferrable interest debentures payable to First M&F Statutory Trust I that mature in March 2036. The acquired subordinated debentures require interest to be paid quarterly at a rate of 90-day LIBOR plus 1.33%. The fair value adjustment on the junior subordinated debentures of $12,371 will be amortized on a straight line basis over their remaining life. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
In March 2012, the Company repaid in full $50,000 of qualifying senior debt securities issued under the Temporary Liquidity Guaranty Program (“TLGP”) at maturity. While outstanding, the cost of the TLGP debt was 3.94% for 2012.

Results of Operations
Net Income
Net income for the year ended December 31, 2014 was $59,582 compared to net income of $33,487 for the year ended December 31, 2013 and $26,637 for the year ended December 31, 2012. Basic earnings per share for the year ended December 31, 2014 were $1.89 as compared to $1.23 for the year ended December 31, 2013 and $1.06 for the year ended December 31, 2012. Diluted earnings per share for the year ended December 31, 2014 were $1.88 as compared to $1.22 for the year ended December 31, 2013 and $1.06 for the year ended December 31, 2012. The higher earnings per share in 2014 as compared to 2013 and 2012 was due primarily to the acquisition of First M&F, improvement in our net interest margin, growing noninterest income, managing noninterest expense and continued improvement in our credit risk profile.
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 72.21% of total net revenue in 2014. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 28.90% to $202,629 for 2014 compared to $157,201 in 2013 and $133,338 in 2012. On a tax equivalent basis, net interest income increased $46,441 to $209,466 in 2014 as compared to $163,025 in 2013; net interest income was $139,261 in 2012.

Net Interest Margin – Tax Equivalent
2014	2013	2012
4.12%	3.96%	3.94%
Net interest margin, the tax equivalent net yield on earning assets, increased to 4.12% during 2014 from 3.96% in 2013 and 3.94% in 2012. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.
Interest income, on a tax equivalent basis, was $233,246 for 2014 compared to $186,428 for 2013, an increase of $46,818. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of First M&F which contributed to an increase in average earning assets and a slight increase in yield on earning assets.

In 2014 loan income, on a tax equivalent basis, increased $41,257 to $200,844 from $159,587 in 2013. The average balance of loans increased $726,448 in 2014 compared to 2013 due in large part to the First M&F acquisition. The tax equivalent yield on loans was 5.10% for 2014, a 14 basis point increase from the same period in 2013. The increase in loan yields was primarily a result of accelerated accretion of nonaccretable difference due to higher than expected levels of payoffs from the First M&F portfolio, offset partially by replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. The accelerated accretion on the acquired M&F portfolio increased our loan yield by 22 basis points and increased the net interest margin by 17 basis points for 2014. In 2013, accelerated accretion on the M&F loan portfolio increased our loan yield by 6 basis points and increased the net interest margin by 5 basis points.

In 2014, investment income, on a tax equivalent basis, increased $5,414 to $32,007 from $26,593 for 2013. The average balance in the investment portfolio in 2014 was $1,002,449 compared to $799,955 in 2013. The tax equivalent yield on the investment portfolio in 2014 was 3.19%, down 13 basis points from 2013. The decline in yield was a result of the reinvestment of cash flows from the Company’s portfolio that had higher rates than the rates on the securities that the Company purchased with the proceeds the Company received from the maturity or call of the securities. The reinvestment rates on securities were lower due to the generally lower interest rate environment.
The following table presents the percentage of total average earning assets, by type and yield, for 2014, 2013 and 2012:

	Percentage of Total			Yield
	2014	2013	2012	2014	2013	2012
Loans	77.55%	78.13%	76.65%	5.10%	4.96%	5.10%
Securities	19.73%	19.44	20.88	3.19	3.32	3.61
Other	2.72%	2.43	2.47	0.29	0.25	0.23
Total earning assets	100.00%	100.00%	100.00%	4.59%	4.53%	4.67%
Interest expense was $23,780 for 2014, an increase of $377, or 1.61%, as compared to 2013. The increase in interest expense was due to an increase in the average balance of interest bearing liabilities due to the First M&F merger significantly offset by a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The average balance of noninterest-bearing deposits increased $255,756, or 38.39%, during 2014 as compared to 2013. The cost of interest-bearing liabilities was 0.57% for 2014 as compared to 0.68% for 2013, while the average balance of interest-bearing liabilities increased to $4,143,304 for 2014 compared to $3,455,976 for 2013. The increase in 2014 was due to growth in our interest-bearing demand deposits, which includes interest-bearing transactional accounts and money market accounts. The cost of interest-bearing liabilities was 0.85% in 2012 with an average balance of $3,049,034. The increase in the average balance of interest bearing and noninterest bearing liabilities in 2013 was due in large part to the First M&F acquisition.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2014	2013	2012	2014	2013	2012
Noninterest-bearing demand	18.20%	16.16%	15.13%	—%	—%	—%
Interest-bearing demand	43.40	40.88	38.40	0.20	0.24	0.28
Savings	6.84	6.81	6.42	0.08	0.24	0.23
Time deposits	27.88	31.95	34.76	0.81	0.93	1.17
Federal Home Loan Bank advances	1.38	1.90	2.50	4.15	4.22	4.29
Other borrowed funds	2.30	2.30	2.79	4.13	3.22	3.08
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.47%	0.57%	0.72%
Interest expense on deposits was $16,069, $17,050 and $19,030 for 2014, 2013 and 2012, respectively. The cost of total deposits was 0.33%, 0.43%, and 0.56% for the years ending December 31, 2014, 2013, and 2012, respectively. The cost of interest-bearing deposits was 0.41%, 0.52% and 0.67% for the same periods.

Average Interest-Bearing Deposits to Total Average Deposits
2014	2013	2012
81.10%	83.13%	84.02%
Interest expense on total borrowings was $7,711, $6,353 and $6,945 for the years ending December 31, 2014, 2013 and 2012, respectively, while the cost of total borrowings was 4.14%, 3.67% and 3.65% for the years ended December 31, 2014, 2013 and 2012, respectively. For more information about our outstanding subordinated debentures, see Note K, “Long-Term Debt,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.
Comparing 2013 to 2012, net interest income, on a tax equivalent basis, increased $23,764 to $163,025 in 2013 as compared to $139,261 in 2012. With respect to the increase in tax-equivalent net interest income in 2013, tax equivalent interest income was up $21,192 coupled with a decrease in interest expense of $2,572. Interest income, on a tax equivalent basis, was $186,428 for 2013 compared to $165,236 for 2012. The increase in interest income is due primarily to the additional earning assets from the First M&F acquisition. Also contributing to the increase in interest income was a shift in our earning assets from lower yielding cash and securities into higher yielding loans. Interest expense was $23,403 for 2013, a decrease of $2,572, or 9.90%, as compared to 2012. The decrease in interest expense was due to the decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities. The cost of interest-bearing liabilities was 0.68% for 2013 as compared to 0.85% for 2012, while the average balance of interest-bearing liabilities increased to $3,455,976 for 2013 compared to $3,049,034 for 2012.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2014	2013	2012
1.38%	1.52%	1.62%
Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, bargain purchase gain resulting from certain acquisitions, securities gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 27.79%, 30.63% and 33.04%for 2014, 2013 and 2012.
Noninterest income was $80,620 for the year ended December 31, 2014, an increase of $8,649, or 12.02%, as compared to $71,971 for 2013. Noninterest income was $68,711 for the year ended December 31, 2012.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $25,383 and $20,535 for the twelve months ended December 31, 2014 and 2013, respectively. Overdraft fees, the largest component of service charges on deposits, were $19,434 for the twelve months ended December 31, 2014 compared to $16,265 for the same period in 2013. The increase in service charge revenues is primarily a result of the First M&F acquisition. Service charges were $18,612 in 2012 driven primarily by overdraft fees of $15,288.

Fees and commissions increased to $21,873 in 2014 as compared to $19,961 for the same period in 2013. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $6,269 for 2014 as compared to $7,262 for the same period in 2013 as a direct result of the lower levels of mortgage originations between the periods. Fees associated with debit card usage were $11,925 for the twelve months ended December 31, 2014 as compared to $9,686 for the same period in 2013. Fees and commission income was $17,595 in 2012. With the addition of First M&F in 2013, the Bank has experienced an increase in ATM fees, debit card revenue and mortgage loan fees. We expect income from use of our debit cards to continue to grow as our customers use this convenient method of payment. As directed by the Durbin Debit Interchange Amendment to the Dodd-Frank Act that went into effect October 1, 2011, the Federal Reserve enacted regulations governing the “reasonableness” of certain fees associated with our debit cards and also placed restrictions on the rates charged for interchange fees on debit card transactions. Although these provisions apply only to financial institutions with more than $10 billion in assets, we believe that it is possible that many financial institutions, regardless of size, may have to adjust their rates in order to remain competitive as affected institutions lower their debit card fees. Management believes these restrictions could have an adverse impact on these interchange fees in the future, but is unable at this time to predict the extent or timing of such impact.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $8,194, $4,976 and $3,630 for the years ended December 31, 2014, 2013 and 2012, respectively. The First M&F acquisition was the primary factor contributing to the increase in insurance revenues for 2013 and 2014. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $605, $256 and $257 for 2014, 2013 and 2012, respectively.

Through Wealth Management, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $8,655 for 2014 compared to $7,654 for 2013 and $6,926 for 2012. The market value of trust assets under management was $2,646,391, $2,409,534 and $2,244,666 at December 31, 2014, 2013 and 2012 respectively.
Gains on sales of securities for 2014 were $375, resulting from the sale of approximately $724 in securities, compared to gains on sales of securities for 2013 of $54, resulting from the sale of approximately $13,409 in securities. Gains on sales of securities for 2012 were $1,894, resulting from the sale of approximately $124,156 in securities.
Gains on the sale of mortgage loans held for sale were $8,594, $11,573 and $12,499 for the years ended December 31, 2014, 2013, and 2012, respectively. The continued decrease in gains on the sale of mortgage loans is attributable primarily to volatility in mortgage originations due to fluctuations in mortgage rates coupled with compression of margins on loans sold. Originations of mortgage loans to be sold totaled $547,402 for 2014 as compared to $619,526 for 2013 and $588,454 for 2012. Mortgage rates declined to historically low levels throughout the first quarter of 2013, which prompted a significant increase in refinancing and thus mortgage originations. Beginning in the second quarter of 2013 and continuing through the third quarter of 2014, mortgage rates increased from these historically low levels, resulting in a slowdown in originations.
Noninterest Expense

Noninterest Expense to Average Assets
2014	2013	2012
3.29%	3.66%	3.64%
Noninterest expense was $191,195, $173,076 and $150,459 for 2014, 2013 and 2012, respectively. Noninterest expense increased $18,119, or 10.47%, during 2014 as compared to 2013, as detailed in the discussion below.
Salaries and employee benefits is the largest component of noninterest expenses and represented 60.20%, 57.07% and 53.84% of total noninterest expense at December 31, 2014, 2013 and 2012, respectively. During 2014, salaries and employee benefits increased $16,328, or 16.53%, to $115,108 as compared to $98,780 for 2013. The increase in 2014 was primarily due to the addition of the First M&F operations in September of 2013 as well as the desire to retain professional personnel required for a growing infrastructure in order to mitigate increasing information security risk and to bolster regulatory compliance areas.
The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $3,649, $2,666 and $1,268 for 2014, 2013 and 2012, respectively. Restricted stock awards in all three years were subject to the satisfaction of performance-based conditions attained. In 2014, 2013 and 2012, performance conditions were met and compensation expense was recognized in accordance with performance.
Data processing costs increased $2,530, or 28.52%, to $11,400 for 2014 from 2013. Data processing costs increased $146 to $8,870 for 2013 from $8,724 in 2012. The increase for 2014 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.
Net occupancy and equipment expense in 2014 was $20,252, an increase of $3,295, compared to $16,957 for 2013. Net occupancy and equipment expense increased $2,360 for 2013 compared to $14,597 for 2012. These increases are attributable to occupancy costs associated with the operations of the Company’s recent banking expansions beginning in 2010, specifically the First M&F acquisition in 2013 and the de novo expansions in 2012 and 2011.
Expenses related to other real estate owned for 2014 were $4,593, compared to $6,966 in 2013. Expenses on other real estate owned for 2014 include write downs of $2,434 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $3,270 in 2013. Other real estate owned with a cost basis of $28,807 was sold during 2014, resulting in a net gain of $151 compared to other real estate owned with a cost basis of $60,241 sold during 2013 for a net loss of $590. Expenses related to other real estate owned for 2013 were $6,966, a decrease of $6,630 compared to 2012. Other real estate owned with a cost basis of $57,840 was sold during 2012, resulting in a net loss of $2,096.
Professional fees include fees for legal and accounting services. Professional fees were $4,485 for 2014 as compared to $5,540 for 2013 and $4,241 for 2012. While the Company experienced a slight decrease in professional fees year over year, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.
Advertising and public relations expense was $5,923 for 2014, an increase of $293 compared to $5,630 for 2013. Advertising and public relations expense increased $795 for 2013 compared to $4,835 for 2012. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets.

Amortization of intangible assets totaled $5,606 for 2014 compared to $2,869 for 2013 and $1,381 for 2012. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three months to twelve years. The increase in amortization of intangible assets is attributable to amortization of finite-lived intangible assets associated with the First M&F acquisition.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $5,949 for 2014 as compared to $5,147 for 2013 and $4,212 for 2012.
Total noninterest expenses for 2014 included $694 of merger-related expenses. In 2014, the Company recorded merger expenses of $195 related to the First M&F acquisition and $499 related to the Heritage acquisition. For 2013, the Company recorded $6,027 of merger-related expenses associated with the First M&F acquisition. The Company did not record any acquisition related expenses during 2012.

Efficiency Ratio
2014	2013	2012
65.91%	73.65%	72.35%

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
Income Taxes
Income tax expense for 2014, 2013 and 2012 was $26,305, $12,259 and $6,828, respectively. The effective tax rates for those years were 30.63%, 26.80% and 20.40%, respectively. The increased effective tax rate for 2014 as compared to 2013 is the result of the Company experiencing improvements in its financial results throughout 2013 and into 2014 resulting in higher levels of taxable income. The decrease in the effective tax rate for 2012 was attributable to investments in low-income housing tax credits that were utilized on federal and state income tax returns filed during 2012.
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
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for 2014 were $11,543, or 0.29% as a percentage of average loans, compared to net charge-offs of $7,032, or 0.22%, for 2013 and $18,118, or 0.67%, for 2012. The level of net charge-offs is a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. The elevated levels of net charge-offs reflect the Company's continued efforts to bring these problem credits to resolution.
The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $42,289, $47,665 and $44,347 at December 31, 2014, 2013 and 2012, respectively.

Provision for Loan Losses to Average Loans
2014	2013	2012
0.16%	0.32%	0.67%

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

The Company has recorded higher levels of provision for loan losses since 2008 to address credit deterioration resulting from the effects of the economic downturn on our borrowers’ ability to make timely payments or repay their loans at maturity, especially in connection with the construction and land development segment of the loan portfolio. This deterioration was reflected in the increase in nonperforming loans, as well as the decline in market values of underlying collateral securing loans, primarily real estate. Since 2010, the Company has experienced lower levels of classified loans and nonperforming loans, which is illustrated in the nonperforming loan tables provided later in this section. In combination with lower levels of classified loans and nonperforming loans, the Company has experienced improving credit quality measures that has resulted in a decrease in the provision for loan losses for 2014 as compared to 2013 and 2012. The provision for loan losses was $6,167, $10,350 and $18,125 for 2014, 2013 and 2012, respectively.

	2014	2013	2012	2011	2010
Specific reserves for impaired loans	$10,762	$14,650	$17,597	$15,410	$17,529
Allocated reserves for remaining portfolio	31,527	33,015	26,750	28,930	27,886
Total	$42,289	$47,665	$44,347	$44,340	$45,415

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F acquisition and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $1,726, $644 and $3,268 during 2014, 2013 and 2012, respectively, which includes $722, $509 and $2,527 for 2014, 2013 and 2012, respectively, that was attributable to loans covered by loss-share agreements with the FDIC.
The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2014	2013	2012	2011	2010
Commercial, financial, agricultural	$3,305	$3,090	$3,307	$4,197	$2,625
Lease financing	—	—	1	1	3
Real estate – construction	1,415	1,091	711	1,073	2,115
Real estate – 1-4 family mortgage	13,549	18,629	18,347	17,191	20,870
Real estate – commercial mortgage	22,759	23,688	21,416	20,979	18,779
Installment loans to individuals	1,261	$1,167	565	899	1,023
Total	$42,289	$47,665	$44,347	$44,340	$45,415

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2014	2013	2012	2011	2010
Balance at beginning of year	$47,665	$44,347	$44,340	$45,415	$39,145
Provision for loan losses	6,167	10,350	18,125	22,350	30,665
Charge-offs
Commercial, financial, agricultural	1,516	1,184	4,923	2,037	1,161
Lease financing	—	—	—	—	—
Real estate – construction	—	—	187	836	4,181
Real estate – 1-4 family mortgage	5,662	3,093	9,231	16,755	14,189
Real estate – commercial mortgage	6,186	4,782	5,828	5,792	6,512
Installment loans to individuals	495	492	386	373	319
Total charge-offs	13,859	9,551	20,555	25,793	26,362
Recoveries
Commercial, financial, agricultural	455	356	531	272	282
Lease financing	—	—	—	—	—
Real estate – construction	33	75	34	110	68
Real estate – 1-4 family mortgage	1,325	1,044	1,330	767	999
Real estate – commercial mortgage	436	980	455	1,056	533
Installment loans to individuals	67	64	87	163	85
Total recoveries	2,316	2,519	2,437	2,368	1,967
Net charge-offs	11,543	7,032	18,118	23,425	24,395
Balance at end of year	$42,289	$47,665	$44,347	$44,340	$45,415

Net charge-offs to average loans	0.29%	0.22%	0.67%	0.91%	1.00%
Net charge-offs to allowance for loan losses	27.30%	14.75%	40.86%	52.83%	53.72%
Allowance for loan losses to loans	1.06%	1.23%	1.58%	1.72%	1.80%
Allowance for loan losses to loans(1)	1.29%	1.65%	1.72%	1.98%	2.07%
Allowance for loan losses to nonperforming loans(1)	209.49%	248.90%	146.90%	127.00%	84.32%

(1)	Excludes loans and nonperforming loans acquired from First M&F and acquired and covered under loss-share agreements with the FDIC.

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2014	2013	2012	2011	2010
Real estate – construction:
Residential	$(33)	$(75)	$149	$724	$1,378
Commercial	—	—	4	2	—
Condominiums	—	—	—	—	2,735
Total real estate – construction	(33)	(75)	153	726	4,113
Real estate – 1-4 family mortgage:
Primary	953	469	1,109	1,570	2,513
Home equity	878	1,019	2,542	1,721	1,601
Rental/investment	702	344	1,668	3,813	1,751
Land development	1,804	217	2,582	8,884	7,325
Total real estate – 1-4 family mortgage	4,337	2,049	7,901	15,988	13,190
Real estate – commercial mortgage:
Owner-occupied	1,649	802	1,039	3,123	2,713
Non-owner occupied	2,981	2,235	2,781	(282)	2,288
Land development	1,120	765	1,553	1,895	978
Total real estate – commercial mortgage	5,750	3,802	5,373	4,736	5,979
Total net charge-offs of loans secured by real estate	$10,054	$5,776	$13,427	$21,450	$23,282
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
Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether a debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing securities available-for-sale consist of the Company’s investments in pooled trust preferred securities issued by financial institutions, two of which are on nonaccrual status.
The following table provides details of the Company’s nonperforming assets that are not acquired and not covered by FDIC loss-share agreements (“Not Acquired”), nonperforming assets that have been acquired and are covered by loss-share agreements with the FDIC (“Covered Assets”), and nonperforming assets acquired through the First M&F acquisition and not covered by loss-share agreements with the FDIC (“Acquired and Non-covered”) as of the dates presented:

	Not Acquired	Acquired Covered Assets	Acquired and Non-covered	Total
December 31, 2014
Nonaccruing loans	$18,781	$24,172	$1,443	$44,396
Accruing loans past due 90 days or more	1,406	48	9,259	10,713
Total nonperforming loans	20,187	24,220	10,702	55,109
Other real estate owned	17,087	6,368	11,017	34,472
Total nonperforming loans and OREO	37,274	30,588	21,719	89,581
Nonaccruing securities available-for-sale, at fair value	12,347	—	—	12,347
Total nonperforming assets	$49,621	$30,588	$21,719	$101,928
Nonperforming loans to total loans				1.38%
Nonperforming assets to total assets				1.76%

December 31, 2013
Nonaccruing loans	$16,863	$49,194	$6,274	$72,331
Accruing loans past due 90 days or more	2,287	—	1,899	4,186
Total nonperforming loans	19,150	49,194	8,173	76,517
Other real estate owned	27,543	12,942	12,402	52,887
Total nonperforming loans and OREO	46,693	62,136	20,575	129,404
Nonaccruing securities available-for-sale, at fair value	17,671			17,671
Total nonperforming assets	$64,364	$62,136	$20,575	$147,075
Nonperforming loans to total loans				1.97%
Nonperforming assets to total assets				2.25%

December 31, 2012
Nonaccruing loans	$26,881	$53,186		$80,067
Accruing loans past due 90 days or more	3,307	—		3,307
Total nonperforming loans	30,188	53,186	—	83,374
Other real estate owned	44,717	45,534		90,251
Total nonperforming loans and OREO	74,905	98,720	—	173,625
Nonaccruing securities available-for-sale, at fair value	15,068	—		15,068
Total nonperforming assets	$89,973	$98,720	$—	$188,693
Nonperforming loans to total loans				2.97%
Nonperforming assets to total assets				4.52%
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

	2014	2013	2012	2011	2010
Nonaccruing loans	$20,224	$23,137	$26,881	$31,154	$46,662
Accruing loans past due 90 days or more	10,665	4,186	3,307	3,760	7,196
Total nonperforming loans	30,889	27,323	30,188	34,914	53,858
Restructured loans	14,337	21,478	29,436	36,311	32,615
Total nonperforming and restructured loans	$45,226	$48,801	$59,624	$71,225	$86,473

Nonperforming loans to loans	0.80%	0.74%	1.17%	1.56%	2.46%
The acquisition of First M&F increased nonperforming loans $10,702 at December 31, 2014 which consisted of $1,443 in loans of nonaccrual status and $9,259 in accruing loans past due 90 days or more. Excluding the nonperforming loans from the First M&F acquisition, nonperforming loans increased $1,037, or 5.42%, from December 31, 2013 and decreased $10,001 from December 31, 2012. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category at December 31 for each of the years presented.

	2014	2013	2012	2011	2010
Commercial, financial, agricultural	$1,279	$1,524	$1,641	$3,505	$2,422
Real estate – construction:
Residential	200	—	—	489	333
Commercial	—	—	—	—	—
Condominiums	—	—	—	—	—
Total real estate – construction	200	—	—	489	333
Real estate – 1-4 family mortgage:
Primary	5,616	4,323	6,708	5,242	6,514
Home equity	944	916	860	1,013	829
Rental/investment	2,884	1,972	4,100	5,757	10,942
Land development	558	2,969	4,260	1,739	17,608
Total real estate – 1-4 family mortgage	10,002	10,180	15,928	13,751	35,893
Real estate – commercial mortgage:
Owner-occupied	5,413	1,306	2,313	2,342	6,336
Non-owner occupied	10,506	13,288	8,665	11,741	4,300
Land development	3,398	850	1,313	2,413	3,903
Total real estate – commercial mortgage	19,317	15,444	12,291	16,496	14,539
Installment loans to individuals	91	175	328	673	671
Total nonperforming loans	$30,889	$27,323	$30,188	$34,914	$53,858
While the level of nonperforming loans increased slightly, the Company continues the efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.80% as of December 31, 2014 as compared to 0.74% as of December 31, 2013 and 1.17% as of December 31, 2012. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 136.91% as of December 31, 2014 as compared to 174.44% as of December 31, 2013 and 146.90% as of December 31, 2012.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2014. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $15,501 at December 31, 2014 as compared to $21,159 at December 31, 2013. The acquisition of First M&F contributed $5,132 to loans 30-89 days past due at December 31, 2014 and $12,169 at December 31, 2013
As shown above, restructured loans totaled $14,337 at December 31, 2014 compared to $21,478 at December 31, 2013. At December 31, 2014, total loans restructured through interest rate concessions represented 80.07% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2014 and 2013:

	2014	2013
Commercial, financial, agricultural	$507	$19
Real estate – 1-4 family mortgage:
Primary	3,230	2,063
Home equity	—	—
Rental/investment	1,337	1,821
Land development	—	6,470
Total real estate – 1-4 family mortgage	4,567	10,354
Real estate – commercial mortgage:
Owner-occupied	2,896	3,702
Non-owner occupied	5,973	5,343
Land development	394	1,889
Total real estate – commercial mortgage	9,263	10,934
Installment loans to individuals	—	171
Total restructured loans	$14,337	$21,478
Changes in the Company’s restructured loans are set forth in the table below.

	2014	2013
Balance as of January 1	$21,478	$29,436
Additional loans with concessions	3,554	4,336
Reductions due to:
Reclassified as nonperforming	(3,196)	(3,227)
Paid in full	(6,659)	—
Transfer to other real estate owned	—	—
Charge-offs	(191)	(1,301)
Paydowns	(649)	(2,025)
Lapse of concession period	—	(5,741)
Balance as of December 31	$14,337	$21,478
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $18,379 was sold during the year ended December 31, 2014, resulting in a net gain of $129, while other real estate owned with a cost basis of $28,027 was sold during the year ended December 31, 2013, resulting in a net loss of $404.
The following table provides details of the Company’s other real estate owned not covered under loss-sharing agreements with the FDIC as of December 31, 2014 and 2013:

	2014	2013
Residential real estate	$4,549	$6,767
Commercial real estate	9,179	8,984
Residential land development	4,990	12,334
Commercial land development	9,386	11,860
Total other real estate owned	$28,104	$39,945
Other real estate owned acquired in First M&F merger had a balance of $11,017 at December 31, 2014 and a balance of $12,402 at December 31, 2013. Changes in the Company’s other real estate owned were as follows:

	2014	2013
Balance as of January 1	$39,945	$44,717
Acquired from First M&F	—	13,527
Additions	8,529	11,164
Capitalized improvements	—	—
Impairments	(1,805)	(1,434)
Dispositions	(18,379)	(28,027)
Other	(186)	(2)
Balance as of December 31	$28,104	$39,945
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
The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage Change In:
Change in Interest Rates(1) (In Basis Points)	Net Interest Income(2)		Economic Value of Equity (3)
	2014	2013	2014	2013
+400	3.10%	1.31%	16.74%	16.85%
+300	3.20%	0.94%	15.41%	15.06%
+200	3.00%	0.41%	13.53%	12.76%
+100	2.50%	0.08%	10.70%	10.21%
-100	(0.40)%	(2.33)%	(4.07)%	(4.61)%

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

The rate shock results for the net interest income simulations for the next twelve months produce a slightly asset sensitive position at both December 31, 2014 and December 31, 2013. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time.  To accomplish this strategy, the Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates. Our long term interest rate risk position reflected in the EVE table above remains asset sensitive, although slightly less sensitive at December 31, 2014 when compared to December 31, 2013.  This shift is due largely to the reduction in interest sensitive, but low yielding, short term investments as well as the shift in deposits from higher rate fixed rate time deposits to lower cost but variable rate transaction deposits.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2014, the Company had notional amounts of $75,541 on interest rate contracts with corporate customers and $75,541 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
In March and April 2012, the Company entered into two interest rate swap agreements which took effect in March, 2014. Under these agreements, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest of 4.42% and 5.49%. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. In connection with its acquisition of First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the acquisition of First M&F.

On June 5, 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, the Bank will pay a fixed interest rate of 3.593% and 3.738%, respectively, and will receive a variable interest rate based on the three-month LIBOR with quarterly net settlements.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 12.38% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2014, securities with a carrying value of $633,599 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $608,401 at December 31, 2013.
Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. The balance of outstanding federal funds purchased at December 31, 2014 was $26,300. Outstanding federal funds purchased on December 31, 2013 was $222. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2014, the balance of our outstanding advances with the FHLB was $61,611. The total amount of the remaining credit available to us from the FHLB at December 31, 2014 was $1,592,550. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2014 or 2013, respectively.
In March 2012, the Company repaid $50,000 of qualifying senior debt securities issued under the TLGP at maturity. The cost of the TLGP debt while outstanding was 3.94% for the year ended December 31, 2012.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2014	2013	2012	2014	2013	2012
Noninterest-bearing demand	18.20%	16.16%	15.13%	—%	—%	—%
Interest-bearing demand	43.40	40.88	38.40	0.20	0.24	0.28
Savings	6.84	6.81	6.42	0.08	0.24	0.23
Time deposits	27.88	31.95	34.76	0.81	0.93	1.17
Federal Home Loan Bank advances	1.38	1.90	2.50	4.15	4.22	4.29
Other borrowed funds	2.30	2.30	2.79	4.13	3.22	3.08
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.47%	0.57%	0.72%
Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased in 2014, 2013, and 2012 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.
Cash and cash equivalents were $161,583 at December 31, 2014, compared to $246,648 at December 31, 2013 and $132,420 at December 31, 2012. Cash used in investing activities for the year ended December 31, 2014 was $202,802 compared to cash used in investing activities of $57,150 in 2013 and $196,824 in 2012. Proceeds from the sale, maturity or call of securities within our investment portfolio were $217,417 for 2014 compared to $206,515 for 2013 and $409,035 in 2012. For 2014, these proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Purchases of investment securities were $280,164 for 2014 compared to $233,221 for 2013 and $287,384 for 2012.
Cash used in financing activities for the year ended December 31, 2014 was $6,946 compared to cash provided by financing activities for the year ended December 31, 2013 of $18,092 and cash used in financing activities during 2012 of $57,483. Overall deposits decreased $3,494 for the year ended December 31, 2014 compared to an increase of $54,661 for the same period in 2013 and an increase of $48,984 for the year end 2012.

Restrictions on Bank Dividends, Loans and Advances
The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. Accordingly, the approval of this supervisory authority is required prior to the Bank paying dividends to the Company.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2014, the maximum amount available for transfer from the Bank to the Company in the form of loans was $54,812. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,023. There were no amounts outstanding under this line of credit at December 31, 2014. These restrictions did not have any impact on the Company’s ability to meet its cash obligations, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Loan commitments	$706,972	$630,266	$463,684
Standby letters of credit	31,804	30,062	34,391
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

Contractual Obligations
The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	E	$2,689	$4,181	$3,247	$5,524	$15,641
Deposits without a stated maturity(1)	I	3,532,266	—	—	—	3,532,266
Time deposits	I	802,683	318,874	161,102	23,493	1,306,152
Short-term borrowings	J	32,403	—	—	—	32,403
Federal Home Loan Bank advances	K	5,702	940	45,255	9,714	61,611
Junior subordinated debentures	K	—	—	—	94,574	94,574
Purchase obligations(2)		237	—	—	—	237
Total contractual obligations		$4,375,980	$323,995	$209,604	$133,305	$5,042,884

(1)	Excludes interest.

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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $711,651 and $665,652 at December 31, 2014 and 2013, respectively. The acquisition of M&F contributed $155,524 to the Company's equity position at December 31, 2013. Book value per share was $22.56 and $21.21 at December 31, 2014 and 2013, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
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
The Company has junior subordinated debentures with a carrying value of $94,574 at December 31, 2014, of which $91,359 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limiting the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Renasant Corporation:
Tier 1 Capital to Average Assets (Leverage)	$521,124	9.53%	$273,289	5.00%	$218,631	4.00%
Tier 1 Capital to Risk-Weighted Assets	521,124	12.45%	251,129	6.00%	167,419	4.00%
Total Capital to Risk-Weighted Assets	566,514	13.54%	418,548	10.00%	334,839	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets (Leverage)	$503,316	9.23%	$272,529	5.00%	$218,023	4.00%
Tier 1 Capital to Risk-Weighted Assets	503,316	12.06%	250,381	6.00%	166,921	4.00%
Total Capital to Risk-Weighted Assets	548,124	13.14%	417,302	10.00%	333,841	8.00%
December 31, 2013
Renasant Corporation:
Tier 1 Capital to Average Assets (Leverage)	$473,817	8.68%	$196,871	5.00%	$157,497	4.00%
Tier 1 Capital to Risk-Weighted Assets	473,817	11.41%	182,964	6.00%	121,976	4.00%
Total Capital to Risk-Weighted Assets	522,181	12.58%	304,940	10.00%	243,952	8.00%
Renasant Bank:
Tier 1 Capital to Average Assets (Leverage)	$457,798	8.40%	$196,192	5.00%	$156,954	4.00%
Tier 1 Capital to Risk-Weighted Assets	457,798	11.05%	182,580	6.00%	121,720	4.00%
Total Capital to Risk-Weighted Assets	505,463	12.20%	304,300	10.00%	243,440	8.00%
In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations (the “Basel III Rules”). The Basel III Rules will implement a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that will affect the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
The new common equity Tier 1 capital ratio includes common equity as defined under accounting principles generally accepted in the United States and does not include any other type of non-common equity under accounting principles generally accepted in the United States. When the Basel III Rules are fully phased in in 2019, banks will be required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III Rules require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size in equal installments over a defined period.
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
Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. Management is reviewing the new rules to assess their impact on the Company.
SEC Form 10-K
A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, VICE PRESIDENT AND DIRECTOR OF EXTERNAL AFFAIRS, RENASANT CORPORATION, 209 TROY STREET, TUPELO, MISSISSIPPI, 38804-4827.

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

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw	Kevin D. Chapman
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 2, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi
We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee
March 2, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi
We have audited Renasant Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion.

Memphis, Tennessee
March 2, 2015

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2014	2013
Assets
Cash and due from banks	$95,793	$87,342
Interest-bearing balances with banks	65,790	159,306
Cash and cash equivalents	161,583	246,648
Securities held to maturity (fair value of $442,488 and $408,576, respectively)	430,163	412,075
Securities available for sale, at fair value	553,584	501,254
Mortgage loans held for sale, at fair value	25,628	33,440
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("covered loans")	143,041	181,674
Acquired and non-covered by FDIC loss-share agreements ("acquired non-covered loans")	577,347	813,543
Not acquired	3,267,486	2,885,801
Total loans, net of unearned income	3,987,874	3,881,018
Allowance for loan losses	(42,289)	(47,665)
Loans, net	3,945,585	3,833,353
Premises and equipment, net	113,735	101,525
Other real estate owned:
Covered under loss-share agreements	6,368	12,942
Not covered under loss-share agreements	28,104	39,945
Total other real estate owned, net	34,472	52,887
Goodwill	274,706	276,100
Other intangible assets, net	22,624	28,230
FDIC loss-share indemnification asset	12,516	26,273
Other assets	230,533	234,485
Total assets	$5,805,129	$5,746,270
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$919,872	$856,020
Interest-bearing	3,918,546	3,985,892
Total deposits	4,838,418	4,841,912
Short-term borrowings	32,403	2,283
Long-term debt	156,422	169,592
Other liabilities	66,235	66,831
Total liabilities	5,093,478	5,080,618
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,166 and 32,656,182 shares issued, respectively; 31,545,145 and 31,387,668 shares outstanding, respectively	163,281	163,281
Treasury stock, at cost	(22,128)	(23,023)
Additional paid-in capital	345,213	342,552
Retained earnings	232,883	194,815
Accumulated other comprehensive loss, net of taxes	(7,598)	(11,973)
Total shareholders’ equity	711,651	665,652
Total liabilities and shareholders’ equity	$5,805,129	$5,746,270

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2014	2013	2012
Interest income
Loans	$199,844	$158,947	$137,800
Securities
Taxable	17,096	13,397	13,120
Tax-exempt	9,073	8,012	8,194
Other	396	248	199
Total interest income	226,409	180,604	159,313
Interest expense
Deposits	16,069	17,050	19,030
Borrowings	7,711	6,353	6,945
Total interest expense	23,780	23,403	25,975
Net interest income	202,629	157,201	133,338
Provision for loan losses	6,167	10,350	18,125
Net interest income after provision for loan losses	196,462	146,851	115,213
Noninterest income
Service charges on deposit accounts	25,383	20,535	18,612
Fees and commissions	21,873	19,961	17,595
Insurance commissions	8,194	4,976	3,630
Wealth management revenue	8,655	7,654	6,926
Net gains on sales of securities	375	54	1,894
BOLI income	2,985	4,085	3,370
Gains on sales of mortgage loans held for sale	8,594	11,573	12,499
Other	4,561	3,133	4,185
Total noninterest income	80,620	71,971	68,711
Noninterest expense
Salaries and employee benefits	115,108	98,780	81,002
Data processing	11,400	8,870	8,724
Net occupancy and equipment	20,252	16,957	14,597
Other real estate owned	4,593	6,966	13,596
Professional fees	4,485	5,540	4,241
Advertising and public relations	5,923	5,630	4,835
Intangible amortization	5,606	2,869	1,381
Communications	5,949	5,147	4,212
Merger-related expenses	694	6,027	—
Extinguishment of debt	—	—	898
Other	17,185	16,290	16,973
Total noninterest expense	191,195	173,076	150,459
Income before income taxes	85,887	45,746	33,465
Income taxes	26,305	12,259	6,828
Net income	$59,582	$33,487	$26,637
Basic earnings per share	$1.89	$1.23	$1.06
Diluted earnings per share	$1.88	$1.22	$1.06
Cash dividends per common share	$0.68	$0.68	$0.68

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$59,582	$33,487	$26,637
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	7,731	(6,869)	3,305
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains (losses) realized in net income	(232)	71	(1,170)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(156)	(215)	(350)
Total securities available for sale	7,343	(7,013)	1,785
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(1,622)	1,325	(1,336)
Reclassification adjustment for gains realized in net income	—	(125)	(311)
Totals derivative instruments	(1,622)	1,200	(1,647)
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	(1,529)	1,957	(756)
Less amortization of net actuarial loss recognized in net periodic pension cost	183	384	264
Total defined benefit pension and post-retirement benefit plans	(1,346)	2,341	(492)
Other comprehensive (loss) income, net of tax	4,375	(3,472)	(354)
Comprehensive income	$63,957	$30,015	$26,283

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2012	25,066,068	$133,579	$(26,815)	$217,477	$171,108	$(8,147)	$487,202
Net income					26,637		26,637
Changes in other comprehensive income (loss)						(354)	(354)
Comprehensive income							26,283
Cash dividends ($0.68 per share)					(17,117)		(17,117)
Issuance of common stock for stock-based compensation awards	91,569		1,189	(717)			472
Stock-based compensation expense				1,368			1,368
Balance at December 31, 2012	25,157,637	$133,579	$(25,626)	$218,128	$180,628	$(8,501)	$498,208
Net income					33,487		33,487
Changes in other comprehensive income (loss)						(3,472)	(3,472)
Comprehensive income							30,015
Cash dividends ($0.68 per share)					(19,303)		(19,303)
Common stock issued in connection with the acquisition of First M&F Corp.	6,175,576	29,702	4,074	121,748			155,524
Purchase of treasury stock related to stock-based compensation awards	(59,342)		(1,496)				(1,496)
Issuance of common stock for stock-based compensation awards	113,797		25	(130)			(105)
Stock-based compensation expense				2,806			2,806
Other, net					3		3
Balance at December 31, 2013	31,387,668	$163,281	$(23,023)	$342,552	$194,815	$(11,973)	$665,652
Net income					59,582		59,582
Changes in other comprehensive income (loss)						4,375	4,375
Comprehensive income							63,957
Cash dividends ($0.68 per share)					(21,518)		(21,518)
Issuance of common stock for stock-based compensation awards	157,477		895	(1,248)			(353)
Stock-based compensation expense				3,909			3,909
Other, net					4		4
Balance at December 31, 2014	31,545,145	$163,281	$(22,128)	$345,213	$232,883	$(7,598)	$711,651

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$59,582	$33,487	$26,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,167	10,350	18,125
Depreciation, amortization and accretion	8,104	9,096	7,710
Deferred income tax expense (benefit)	9,291	(285)	(18,116)
Funding of mortgage loans held for sale	(547,402)	(619,526)	(588,454)
Proceeds from sales of mortgage loans held for sale	563,808	625,749	594,008
Gains on sales of mortgage loans held for sale	(8,594)	(11,573)	(12,499)
Gains on sales of securities	(375)	(54)	(1,894)
(Gains) losses on sales of premises and equipment	(72)	58	(39)
Stock-based compensation	3,909	2,806	1,368
Decrease in FDIC loss-share indemnification asset, net of accretion	14,399	26,308	62,247
Decrease in other assets	21,303	73,733	84,344
(Decrease) increase in other liabilities	(5,437)	3,137	4,273
Net cash provided by operating activities	124,683	153,286	177,710
Investing activities
Purchases of securities available for sale	(124,296)	(163,146)	(152,873)
Proceeds from sales of securities available for sale	1,099	9,015	126,050
Proceeds from call/maturities of securities available for sale	80,305	80,758	134,964
Purchases of securities held to maturity	(155,868)	(70,075)	(134,511)
Proceeds from sales of securities held to maturity	—	4,459	—
Proceeds from call/maturities of securities held to maturity	136,013	112,283	148,021
Net increase in loans	(120,787)	(192,399)	(300,686)
Purchases of premises and equipment	(22,179)	(8,050)	(17,588)
Proceeds from sales of premises and equipment	2,911	—	309
Net cash paid in acquisition	—	—	(510)
Net cash received in acquisition	—	170,005	—
Net cash used in investing activities	(202,802)	(57,150)	(196,824)
Financing activities
Net increase in noninterest-bearing deposits	63,852	652	36,304
Net (decrease) increase in interest-bearing deposits	(67,346)	54,009	12,680
Net increase (decrease) in short-term borrowings	30,120	(9,760)	(6,231)
Proceeds from long-term debt	—	—	3,100
Repayment of long-term debt	(13,557)	(8,073)	(86,711)
Cash paid for dividends	(21,518)	(19,303)	(17,117)
Cash received on exercise of stock options	401	277	548
Excess tax (expense) benefits from exercise of stock options	1,102	290	(56)
Net cash (used in) provided by financing activities	(6,946)	18,092	(57,483)
Net (decrease) increase in cash and cash equivalents	(85,065)	114,228	(76,597)
Cash and cash equivalents at beginning of year	246,648	132,420	209,017
Cash and cash equivalents at end of year	$161,583	$246,648	$132,420
Supplemental disclosures
Cash paid for interest	$24,103	$23,302	$26,988
Cash paid for income taxes	17,503	12,713	23,971
Noncash transactions:
Transfers of loans to other real estate	15,692	13,747	48,660
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies
(In Thousands, Except Share Data)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, north and central Alabama and north Georgia.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities. Dividend income is included in interest income from securities. Realized gains and losses on sales of securities are reflected under the line item “Net gains on sales of securities” on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis in accordance with ASC 320, “Investments - Debt and Equity Securities.” Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. Impairment is considered to be other-than-temporary if the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or the security's maturity. When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income in the Consolidated Statements of Income. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss within noninterest income depends on whether an entity intends to sell the debt security and whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. If an entity intends to, or has decided to, sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.
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
Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition and are performing in accordance with the new terms. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or have been placed on nonaccrual status are reported as nonperforming loans.
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
Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit-impaired. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment. Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable, at least in part, to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans.
Acquired loans covered under loss-share agreements with the Federal Deposit Insurance Corporation (“FDIC”) are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are initially excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. The Company recorded a provision for loan losses of $722 and $467 on account of the loans covered under loss-share agreements acquired in the Crescent Bank & Trust and American Trust Bank transactions during the years ended December 31, 2014 and 2013, respectively.
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
Changes in the FDIC loss-share indemnification asset were as follows:

	2014	2013
Balance at January 1	$26,273	$44,153
Additions through acquisition	—	—
Realized losses in excess of initial estimates on:
Loans	6,293	3,039
OREO	2,593	5,983
Reimbursable expenses	335	4,612
Amortization	(9,195)	(3,423)
Reimbursements received from the FDIC	(13,783)	(28,091)
Balance at December 31	$12,516	$26,273

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
Other Real Estate Owned: Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded into other real estate at fair market value less cost to sell and are subsequently carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” in the Consolidated Statements of Income.
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at December 31, 2014 and 2013, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the years ended December 31, 2014, 2013 or 2012.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2014, 2013 or 2012.
Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. BOLI is a life insurance policy purchased by Renasant Bank on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. The carrying value of BOLI included in the Consolidated Balance Sheets under the line item “Other assets” at December 31, 2014 and 2013 was $112,597 and $109,363, respectively. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.
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
Fair Value Measurements: ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). See Note R, “Fair Value Measurements,” for further details regarding the Company’s methods and assumptions used to estimate the fair values of the Company’s financial assets and liabilities.
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
Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date. Further, compensation expense is based on an estimate of the number of option grants expected to vest and is recognized over the option’s vesting period. The Company did not estimate any option forfeitures for 2014, 2013 or 2012 due to the low historical forfeiture rate. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies (continued)

Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note N, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
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
Impact of Recently-Issued Accounting Standards and Pronouncements:
ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).”  ASU 2014-01 allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. ASU 2014-01 provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. ASU 2014-01 is effective for fiscal years and interim periods beginning after December 15, 2014 and is applied retrospectively to all periods presented. The adoption of ASU 2014-01 did not have a material impact on the Company’s Consolidated Financial Statements.
ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years and interim periods beginning after December 15, 2014 and may be applied prospectively or through a modified retrospective approach. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.
ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for leases, insurance contracts or financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The newly established recognition principle is accomplished through a five-step framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Transition to the new requirements may be made by retroactively revising prior financial statements or by a cumulative effect through retained earnings. The adoption of ASU 2014-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.
ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. Thus, compensation cost is recognized over the requisite service period based on the probability of achievement of the performance condition. Expense is adjusted after the requisite service period for changes in the probability of achievement. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will have no effect on the Company based on the current structure of the performance targets associated with the Company's share-based payments.
ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in August 2014, ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies (continued)

the ability to recover under the claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. ASU 2014-14 also provides that upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance (principal and interest) expected to be recovered under the guarantee. The amendments of ASU 2014-14 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-14. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note B – Mergers and Acquisitions
(Dollar amounts in thousands)

Definitive merger agreement with Heritage Financial Group, Inc.

On December 10, 2014, the Company and Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South, a Georgia savings bank, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire Heritage in an all-stock merger. The transaction will add to Company approximately $1,932,425 in assets, $1,288,635 in loans and $1,577,526 in deposits, and 48 banking, mortgage and investment offices in Alabama, Georgia and Florida as of December 31, 2014, inclusive of Heritage’s acquisition of a branch in Norcross, Georgia with $39,600 in loans and $129,000 in deposits that was completed on January 20, 2015. Consummation of the merger is subject to, among other things, the receipt of approval from the Company’s and Heritage’s shareholders and regulatory approval.
Acquisition of First M&F Corporation
On September 1, 2013, the Company completed its acquisition by merger of First M&F Corporation ("First M&F"), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. On August 31, 2013, First M&F operated 43 banking and insurance locations in Mississippi, Alabama and Tennessee. The acquisition of First M&F allowed the Company to further its strategic initiatives by expanding its geographic footprint into certain markets of Mississippi, Alabama and Tennessee. The Company issued 6,175,576 shares of its common stock for 100% of the voting equity interests in First M&F. The aggregate transaction value, including the dilutive impact of First M&F’s stock based compensation assumed by the Company, was $156,845.
The Company recorded approximately $115,159 in intangible assets which consist of goodwill of $90,127 and core deposit intangible of $25,032. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note B - Mergers and Acquisitions (continued)

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of First M&F based on their fair values on September 1, 2013. The change in the balance of goodwill from previously reported amounts is due to information obtained during the measurement period by the Company about facts and circumstances that existed at the acquisition date.

Allocation of Purchase Price for First M&F Corporation
Purchase Price:
Shares issued to common shareholders	6,175,576
Purchase price per share	$25.17
Value of stock paid		$155,439
Cash paid for fractional shares		17
Fair value of stock based compensation assumed		68
Deal charges		1,321
Total purchase price		$156,845
Net assets acquired:
Stockholders’ equity at 9/1/13	$79,440
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	253
Loans, net of First M&F's allowance for loan losses(1)	(45,761)
Fixed assets	(3,254)
Core deposits intangible, net of First M&F’s existing core deposit intangible	21,158
Other real estate owned(1)	(5,797)
Other assets	(443)
Deposits	(3,207)
Junior subordinated debentures	12,371
Other liabilities	1,748
Deferred income taxes	10,210
Total net assets acquired		66,718
Goodwill resulting from merger(2)		$90,127
(1) The fair value adjustments to acquired loans and other real estate owned reflect management’s expectations to more aggressively market and liquidate problem assets quickly.
(2) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.
The following table summarizes the fair value of assets acquired and liabilities assumed at acquisition date in connection with the acquisition of First M&F.

Cash and cash equivalents	$169,995
Securities	227,693
Mortgage loans held for sale	1,659
Loans, net of unearned income	899,236
Premises and equipment	32,075
Other real estate owned	13,527
Intangible assets	115,159
Other assets	57,259
Total assets	$1,516,603

Deposits	$1,325,872
Borrowings	25,346
Other liabilities	9,861

Acquisition of RBC Bank (USA) Trust Division

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
In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $73,657 of American Trust loans (the “covered ATB loans”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered ATB loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered ATB loans. The claim periods to submit losses to the FDIC for reimbursement ends February 5, 2016 for non-single family ATB loans and February 28, 2021 for single family, ATB loans.
On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Crescent operated 11 branches in the northwest region of Georgia.
In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $361,472 of Crescent loans and $50,168 of other real estate owned (the “covered Crescent assets”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered Crescent assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered Crescent assets. The claim periods to submit losses to the FDIC for reimbursement ends July 25, 2015 for non-single family Crescent assets and July 31, 2020 for single family Crescent assets.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note C – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$125,081	$10	$(2,915)	$122,176
Obligations of states and political subdivisions	305,082	15,428	(198)	320,312
	$430,163	$15,438	$(3,113)	$442,488
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$125,061	$14	$(8,727)	$116,348
Obligations of states and political subdivisions	287,014	7,897	(2,683)	292,228
	$412,075	$7,911	$(11,410)	$408,576

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. The securities sold in 2013 had carrying values of $4,292, and the Company recognized a net gain of $169 on the sales during the year ended December 31, 2013. No securities classified as held to maturity were sold during the years ended December 31, 2014 or December 31, 2012.
The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$6,119	$147	$(119)	$6,147
Residential mortgage backed securities:
Government agency mortgage backed securities	292,283	4,908	(832)	296,359
Government agency collateralized mortgage obligations	158,436	1,523	(2,523)	157,436
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,714	1,608	(137)	47,185
Government agency collateralized mortgage obligations	4,970	202	—	5,172
Trust preferred securities	26,400	137	(6,781)	19,756
Other debt securities	17,517	487	(74)	17,930
Other equity securities	2,331	1,268	—	3,599
	$553,770	$10,280	$(10,466)	$553,584

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Obligations of other U.S. Government agencies and corporations	$6,144	$125	$(201)	$6,068
Residential mortgage backed securities:
Government agency mortgage backed securities	261,659	2,747	(4,414)	259,992
Government agency collateralized mortgage obligations	149,682	1,542	(4,679)	146,545
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,252	1,373	(584)	42,041
Government agency collateralized mortgage obligations	5,007	59	—	5,066
Trust preferred securities	27,531	73	(9,933)	17,671
Other debt securities	19,544	240	(230)	19,554
Other equity securities	2,775	1,542	—	4,317
	$513,594	$7,701	$(20,041)	$501,254

Gross realized gains and gross realized losses on sales of securities available for sale for the years 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Gross gains on sales of securities available for sale	$375	$—	$2,321
Gross losses on sales of securities available for sale	—	(115)	(427)
Gain/(loss) on sales of securities available for sale, net	$375	$(115)	$1,894

At December 31, 2014 and 2013, securities with a carrying value of approximately $617,189 and $604,571, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $16,410 and $7,626 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2014 and 2013, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

The amortized cost and fair value of securities at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,307	$10,394	$—	$—
Due after one year through five years	64,819	66,424	1,063	1,126
Due after five years through ten years	219,684	221,924	5,056	5,021
Due after ten years	135,353	143,746	26,400	19,756
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	292,283	296,359
Government agency collateralized mortgage obligations	—	—	158,436	157,436
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	45,714	47,185
Government agency collateralized mortgage obligations	—	—	4,970	5,172
Other debt securities	—	—	17,517	17,930
Other equity securities	—	—	2,331	3,599
	$430,163	$442,488	$553,770	$553,584

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2014
Obligations of other U.S. Government agencies and corporations	2	$1,000	$(1)	26	$119,174	$(2,914)	28	$120,174	$(2,915)
Obligations of states and political subdivisions	3	3,353	(29)	16	10,052	(169)	19	13,405	(198)
Total	5	$4,353	$(30)	42	$129,226	$(3,083)	47	$133,579	$(3,113)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	26	$105,747	$(7,826)	2	$9,090	$(901)	28	$114,837	$(8,727)
Obligations of states and political subdivisions	111	59,503	(2,578)	2	933	(105)	113	60,436	(2,683)
Total	137	$165,250	$(10,404)	4	$10,023	$(1,006)	141	$175,273	$(11,410)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2014
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,881	$(119)	1	$3,881	$(119)
Residential mortgage backed securities:
Government agency mortgage backed securities	3	18,924	(39)	13	49,612	(793)	16	68,536	(832)
Government agency collateralized mortgage obligations	6	32,169	(138)	18	65,552	(2,385)	24	97,721	(2,523)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	3	10,651	(137)	3	10,651	(137)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,503	(6,781)	3	18,503	(6,781)
Other debt securities	0	—	—	2	4,175	(74)	2	4,175	(74)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	9	$51,093	$(177)	40	$152,374	$(10,289)	49	$203,467	$(10,466)
December 31, 2013
Obligations of other U.S. Government agencies and corporations	1	$3,799	$(201)	0	$—	$—	1	$3,799	$(201)
Residential mortgage backed securities:
Government agency mortgage backed securities	32	134,858	(3,451)	3	13,239	(963)	35	148,097	(4,414)
Government agency collateralized mortgage obligations	17	68,496	(3,468)	4	16,750	(1,211)	21	85,246	(4,679)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	16,570	(584)	0	—	—	4	16,570	(584)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	16,456	(9,933)	3	16,456	(9,933)
Other debt securities	3	7,100	(217)	1	1,897	(13)	4	8,997	(230)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	57	$230,823	$(7,921)	11	$48,342	$(12,120)	68	$279,165	$(20,041)
The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio on account of the decrease in interest rates from the prior year and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2014 or 2013.
The Company holds investments in pooled trust preferred securities that had a cost basis of $26,400 and $27,531 and a fair value of $19,756 and $17,671 at December 31, 2014 and 2013, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 320 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At December 31, 2014, management

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. For the years ended December 31, 2014, 2013, and 2012, the Company determined the pooled trust preferred securities and their estimated cash flow were fairly valued, and no additional impairment was recognized during these periods.
The Company's analysis of the pooled trust preferred securities in 2014 supported a return to accrual status for two of the four securities (XIII and XXIII.) An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, one of the remaining securities (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date, and, although the Company has received principal payments from the fourth security (XXVI), the Company's analysis of the qualitative and quantitative factors described above does not justify a return to accrual status at this time. As a result, pooled trust preferred securities XXIV and XXVI remain classified as nonaccruing assets at December 31, 2014, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2014:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,116	$1,253	$137	Caa3	23%
XXIII	Pooled	B-2	8,670	6,156	(2,514)	Baa3	19%
XXIV	Pooled	B-2	12,076	8,877	(3,199)	Ca	33%
XXVI	Pooled	B-2	4,538	3,470	(1,068)	B3	25%
			$26,400	$19,756	$(6,644)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2014	2013
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at December 31	$(3,337)	$(3,337)

Note D – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans at December 31:

	2014	2013
Commercial, financial, agricultural	$483,283	$468,963
Lease financing	10,427	53
Real estate – construction	212,061	161,436
Real estate – 1-4 family mortgage	1,236,360	1,208,233
Real estate – commercial mortgage	1,956,914	1,950,572
Installment loans to individuals	89,142	91,762
Gross loans	3,988,187	3,881,019
Unearned income	(313)	(1)
Loans, net of unearned income	3,987,874	3,881,018
Allowance for loan losses	(42,289)	(47,665)
Net loans	$3,945,585	$3,833,353

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2014
Commercial, financial, agricultural	$1,113	$636	$480,332	$482,081	$16	$820	$366	$1,202	$483,283
Lease financing	462	—	9,965	10,427	—	—	—	—	10,427
Real estate – construction	—	37	211,860	211,897	—	164	—	164	212,061
Real estate – 1-4 family mortgage	8,398	2,382	1,212,214	1,222,994	355	4,604	8,407	13,366	1,236,360
Real estate – commercial mortgage	6,924	7,637	1,912,758	1,927,319	1,826	16,928	10,841	29,595	1,956,914
Installment loans to individuals	269	21	88,782	89,072	—	59	11	70	89,142
Unearned income	—	—	(313)	(313)	—	—	—	—	(313)
Total	$17,166	$10,713	$3,915,598	$3,943,477	$2,197	$22,575	$19,625	$44,397	$3,987,874
December 31, 2013
Commercial, financial, agricultural	$2,067	$607	$463,521	$466,195	$138	$1,959	$671	$2,768	$468,963
Lease financing	—	—	53	53	—	—	—	—	53
Real estate – construction	664	—	159,124	159,788	—	1,648	—	1,648	161,436
Real estate – 1-4 family mortgage	10,168	2,206	1,179,703	1,192,077	1,203	6,041	8,912	16,156	1,208,233
Real estate – commercial mortgage	8,870	1,286	1,888,745	1,898,901	966	37,439	13,266	51,671	1,950,572
Installment loans to individuals	706	88	90,880	91,674	—	80	8	88	91,762
Unearned income	—	—	(1)	(1)	—	—	—	—	(1)
Total	$22,475	$4,187	$3,782,025	$3,808,687	$2,307	$47,167	$22,857	$72,331	$3,881,018

Restructured loans that are performing in accordance with granted concessions and are contractually 90 days past due or more totaled $0 at December 31, 2013. The balance remained $0 for performing restructured loans contractually 90 days past due at December 31, 2014. The outstanding balance of restructured loans on nonaccrual status was $11,392 and $10,078 at December 31, 2014 and 2013, respectively.

Impaired Loans
Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	As of December 31, 2014			Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$984	$2,199	$171	$2,172	$87
Lease financing	—	—	—	—	—
Real estate – construction	164	164	—	154	—
Real estate – 1-4 family mortgage	18,401	21,051	4,824	20,961	764
Real estate – commercial mortgage	29,079	43,331	5,767	37,305	1,511
Installment loans to individuals	21	21	—	21	1
Total	$48,649	$66,766	$10,762	$60,613	$2,363
With no related allowance recorded:
Commercial, financial, agricultural	$1,375	$2,672	$—	$1,607	$92
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	7,295	10,855	—	8,591	274
Real estate – commercial mortgage	28,784	46,865	—	36,427	1,762
Installment loans to individuals	51	376	—	93	10
Total	$37,505	$60,768	$—	$46,718	$2,138
Totals	$86,154	$127,534	$10,762	$107,331	$4,501

	As of December 31, 2013			Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$743	$664	$260	$430	$1
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	25,374	27,659	7,353	29,247	682
Real estate – commercial mortgage	30,624	32,274	7,036	31,424	1,001
Installment loans to individuals	183	183	1	185	3
Total	$56,924	$60,780	$14,650	$61,286	$1,687
With no related allowance recorded:
Commercial, financial, agricultural	$2,043	$5,911	$—	$4,668	$—
Lease financing	—	—	—	—	—
Real estate – construction	1,648	2,447	—	1,650	—
Real estate – 1-4 family mortgage	8,542	15,209	—	10,903	28
Real estate – commercial mortgage	38,517	76,688	—	44,995	105
Installment loans to individuals	77	437	—	254	—
Total	$50,827	$100,692	$—	$62,470	$133
Totals	$107,751	$161,472	$14,650	$123,756	$1,820

The average recorded investment in impaired loans for the year ended December 31, 2012 was $137,350. Interest income recognized on impaired loans for the year ended December 31, 2012 was $3,908.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

Restructured Loans
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2014
Commercial, financial, agricultural	2	$507	$507
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	35	5,212	4,567
Real estate – commercial mortgage	16	10,590	9,263
Installment loans to individuals	—	—	—
Total	53	$16,309	$14,337
December 31, 2013
Commercial, financial, agricultural	1	$20	$19
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	19,371	10,354
Real estate – commercial mortgage	16	12,785	10,934
Installment loans to individuals	1	182	171
Total	41	$32,358	$21,478

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2012	36	$29,436
Additional loans with concessions	13	4,336
Reductions due to:
Reclassified as nonperforming	(2)	(3,227)
Charge-offs	(3)	(1,301)
Principal paydowns		(2,025)
Lapse of concession period	(3)	(5,741)
Totals at December 31, 2013	41	$21,478
Additional loans with concessions	25	3,554
Reductions due to:
Reclassified as nonperforming	(5)	(3,196)
Paid in full	(6)	(6,659)
Charge-offs	(2)	(191)
Principal paydowns	—	(649)
Totals at December 31, 2014	53	$14,337

The allocated allowance for loan losses attributable to restructured loans was $1,547 and $2,984 at December 31, 2014 and 2013, respectively. The Company had $0 and $93 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2014 and 2013, respectively.

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

	Pass	Watch	Substandard	Total
December 31, 2014
Commercial, financial, agricultural	$337,998	$5,255	$1,451	$344,704
Real estate – construction	150,683	855	—	151,538
Real estate – 1-4 family mortgage	122,608	6,079	11,479	140,166
Real estate – commercial mortgage	1,389,787	31,109	33,554	1,454,450
Installment loans to individuals	1,402	—	—	1,402
Total	$2,002,478	$43,298	$46,484	$2,092,260
December 31, 2013
Commercial, financial, agricultural	$328,959	$10,588	$4,266	$343,813
Real estate – construction	114,428	588	—	115,016
Real estate – 1-4 family mortgage	126,916	13,864	23,370	164,150
Real estate – commercial mortgage	1,338,340	32,892	35,121	1,406,353
Installment loans to individuals	19	—	—	19
Total	$1,908,662	$57,932	$62,757	$2,029,351

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	Performing	Non-Performing	Total
December 31, 2014
Commercial, financial, agricultural	$114,996	$179	$115,175
Lease financing	10,114	—	10,114
Real estate – construction	60,323	200	60,523
Real estate – 1-4 family mortgage	1,010,645	2,730	1,013,375
Real estate – commercial mortgage	266,867	1,352	268,219
Installment loans to individuals	83,744	39	83,783
Total	$1,546,689	$4,500	$1,551,189
December 31, 2013
Commercial, financial, agricultural	$89,490	$176	$89,666
Lease financing	52	—	52
Real estate – construction	43,535	—	43,535
Real estate – 1-4 family mortgage	938,994	2,527	941,521
Real estate – commercial mortgage	242,363	666	243,029
Installment loans to individuals	84,855	79	84,934
Total	$1,399,289	$3,448	$1,402,737

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2014
Commercial, financial, agricultural	$—	$6,684	$16,720	$23,404
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	420	43,597	38,802	82,819
Real estate – commercial mortgage	7,584	84,720	141,941	234,245
Installment loans to individuals	—	36	3,921	3,957
Total	$8,004	$135,037	$201,384	$344,425
December 31, 2013
Commercial, financial, agricultural	$—	$9,546	$25,938	$35,484
Lease financing	—	—	—	—
Real estate – construction	—	1,648	1,237	2,885
Real estate – 1-4 family mortgage	835	53,631	48,096	102,562
Real estate – commercial mortgage	23,684	92,302	185,204	301,190
Installment loans to individuals	—	28	6,781	6,809
Total	$24,519	$157,155	$267,256	$448,930

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2014
Contractually-required principal and interest	$32,451	$163,271	$281,716	$477,438
Nonaccretable difference(1)	(24,446)	(25,611)	(50,523)	(100,580)
Cash flows expected to be collected	8,005	137,660	231,193	376,858
Accretable yield(2)	(1)	(2,623)	(29,809)	(32,433)
Fair value	$8,004	$135,037	$201,384	$344,425
December 31, 2013
Contractually-required principal and interest	$67,976	$201,215	$354,234	$623,425
Nonaccretable difference(1)	(43,456)	(40,301)	(50,788)	(134,545)
Cash flows expected to be collected	24,520	160,914	303,446	488,880
Accretable yield(2)	(1)	(3,759)	(36,190)	(39,950)
Fair value	$24,519	$157,155	$267,256	$448,930

(1)	Represents contractual principal cash flows of $95,081 and $125,086, respectively, and interest cash flows of $5,499 and $9,459, respectively, not expected to be collected.

(2)	Represents contractual interest payments expected to be collected of $2,798 and $3,936, respectively, and purchase discount of $29,635 and $36,014, respectively.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans		Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2013	$(13)		$(6,705)	$(1,130)	$(7,848)
Additions through acquisition	—		—	(37,555)	(37,555)
Reclasses from nonaccretable difference	(115)		(6,741)	(712)	(7,568)
Accretion	127		9,688	3,206	13,021
Balance at December 31, 2013	$(1)		$(3,758)	$(36,191)	$(39,950)
Additions through acquisition	—		—	—	—
Reclasses from nonaccretable difference	(104)		(6,343)	(683)	(7,130)
Accretion	104		7,478	6,006	13,588
Charge-off	—	—	—	1,059	1,059
Balance at December 31, 2014	$(1)		$(2,623)	$(29,809)	$(32,433)

The following table presents the fair value of loans acquired from First M&F as of the September 1, 2013 acquisition date.

At acquisition date:	September 1, 2013
Contractually-required principal and interest	1,112,979
Nonaccretable difference	70,334
Cash flows expected to be collected	1,042,645
Accretable yield	143,409
Fair value	899,236

Allowance for Loan Losses
The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(1,516)	—	(5,662)	(6,186)	(495)	(13,859)
Recoveries	455	33	1,325	436	67	2,316
Net charge-offs	(1,061)	33	(4,337)	(5,750)	(428)	(11,543)
Provision for loan losses	1,297	290	(452)	9,260	522	10,917
Benefit attributable to FDIC loss-share agreements	(204)	—	(816)	(5,258)	—	(6,278)
Recoveries payable to FDIC	183	1	525	819	—	1,528
Provision for loan losses charged to operations	1,276	291	(743)	4,821	522	6,167
Ending balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Period-End Amount Allocated to:
Individually evaluated for impairment	$171	$—	$4,824	$5,767	$—	$10,762
Collectively evaluated for impairment	3,134	1,415	8,725	16,992	1,261	31,527
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(1,184)	—	(3,093)	(4,782)	(492)	(9,551)
Recoveries	356	75	1,044	980	64	2,519
Net charge-offs	(828)	75	(2,049)	(3,802)	(428)	(7,032)
Provision for loan losses	982	304	2,496	6,927	1,029	11,738
Benefit attributable to FDIC loss-share agreements	(403)	—	(1,039)	(919)	—	(2,361)
Recoveries payable to FDIC	32	1	874	66	—	973
Provision for loan losses charged to operations	611	305	2,331	6,074	1,029	10,350
Ending balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Period-End Amount Allocated to:
Individually evaluated for impairment	$260	$—	$7,353	$7,036	$1	$14,650
Collectively evaluated for impairment	2,830	1,091	11,276	16,652	1,166	33,015
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Year Ended December 31, 2012
Allowance for loan losses:
Beginning balance	$4,197	$1,073	$17,191	$20,979	$900	$44,340
Charge-offs	(4,923)	(187)	(9,231)	(5,828)	(386)	(20,555)
Recoveries	531	34	1,330	455	87	2,437
Net charge-offs	(4,392)	(153)	(7,901)	(5,373)	(299)	(18,118)
Provision for loan losses	4,274	(121)	13,201	10,938	(20)	28,272
Benefit attributable to FDIC loss-share agreements	(777)	(88)	(4,326)	(5,202)	(15)	(10,408)
Recoveries payable to FDIC	5	—	182	74	—	261
Provision for loan losses charged to operations	$3,502	$(209)	$9,057	$5,810	$(35)	$18,125
Ending balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Period-End Amount Allocated to:
Individually evaluated for impairment	$708	$—	$9,201	$7,688	$—	$17,597
Collectively evaluated for impairment	2,599	711	9,146	13,728	566	26,750
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,307	$711	$18,347	$21,416	$566	$44,347

(1)	Includes lease financing receivables.
The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2014
Individually evaluated for impairment	$984	$164	$18,401	$29,079	$21	$48,649
Collectively evaluated for impairment	458,895	211,897	1,135,140	1,693,590	95,278	3,594,800
Acquired with deteriorated credit quality	23,404	—	82,819	234,245	3,957	344,425
Ending balance	$483,283	$212,061	$1,236,360	$1,956,914	$99,256	$3,987,874
December 31, 2013
Individually evaluated for impairment	$743	$—	$25,374	$30,624	$183	$56,924
Collectively evaluated for impairment	432,736	158,551	1,080,297	1,618,758	84,822	3,375,164
Acquired with deteriorated credit quality	35,484	2,885	102,562	301,190	6,809	448,930
Ending balance	$468,963	$161,436	$1,208,233	$1,950,572	$91,814	$3,881,018

(1)	Includes lease financing receivables.
Related Party Loans
Certain executive officers and directors of Renasant Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and do not involve more than a normal risk of collectability or present other unfavorable features. A summary of the changes in related party loans follows:

Loans at December 31, 2013	$34,758
New loans and advances	2,443
Payments received	(12,900)
Changes in related parties	(6,272)
Loans at December 31, 2014	$18,029

No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2014 or 2013. Unfunded commitments to certain executive officers and directors and their associates totaled $5,184 and $6,855 at December 31, 2014 and 2013, respectively.

Note E – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2014	2013
Premises	$121,434	$109,570
Leasehold improvements	6,296	6,185
Furniture and equipment	28,955	26,315
Computer equipment	11,342	9,033
Autos	216	271
Total	168,243	151,374
Accumulated depreciation	(54,508)	(49,849)
Net	$113,735	$101,525

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note E – Premises and Equipment (continued)

Depreciation expense was $6,613, $5,479 and $5,043 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $2,909, $2,722 and $2,567 for 2014, 2013 and 2012, respectively. The following is a summary of future minimum lease payments for years following December 31, 2014:

2015	$2,689
2016	2,255
2017	1,926
2018	1,662
2019	1,585
Thereafter	5,524
Total	$15,641

Note F – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs, as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
December 31, 2014
Residential real estate	$657	$4,549	$5,206
Commercial real estate	470	9,179	9,649
Residential land development	2,445	4,990	7,435
Commercial land development	2,796	9,386	12,182
Total	$6,368	$28,104	$34,472
December 31, 2013
Residential real estate	$2,133	$6,767	$8,900
Commercial real estate	3,598	8,984	12,582
Residential land development	1,161	12,334	13,495
Commercial land development	6,050	11,860	17,910
Total	$12,942	$39,945	$52,887

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note F – Other Real Estate Owned (continued)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at December 31, 2012	$45,534	$44,717	$90,251
Acquired OREO	—	13,527	13,527
Transfers of loans	7,302	11,164	18,466
Capitalized improvements	—	—	—
Impairments(1)	(7,623)	(1,745)	(9,368)
Dispositions	(32,214)	(28,027)	(60,241)
Other	(57)	309	252
Balance at December 31, 2013	$12,942	$39,945	$52,887
Acquired OREO	—	—	—
Transfers of loans	7,794	8,529	16,323
Capitalized improvements	—	—	—
Impairments(1)	(3,242)	(1,786)	(5,028)
Dispositions	(10,428)	(18,379)	(28,807)
Other	(698)	(205)	(903)
Balance at December 31, 2014	$6,368	$28,104	$34,472

(1)
Of the total impairment charges of $7,623 recorded for covered OREO in 2013, $1,525 was included in the Consolidated Statements of Income for the year ended December 31, 2013, while the remaining $6,098 increased the FDIC loss-share indemnification asset. Of the total impairment charges of $3,242 recorded for covered OREO in 2014, $648 was included in the Consolidated Statements of Income for the year ended December 31, 2014, while the remaining $2,594 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2014	2013	2012
Repairs and maintenance	$2,129	$2,191	$2,996
Property taxes and insurance	372	1,272	1,678
Impairments	2,434	3,270	7,272
Net (gains) losses on OREO sales	(151)	590	2,096
Rental income	(191)	(357)	(446)
Total	$4,593	$6,966	$13,596

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note G – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 were as follows:

Goodwill
Balance at December 31, 2012	$184,859
Addition to goodwill from First M&F acquisition	91,333
Adjustment to previously recorded goodwill	(92)
Balance at December 31, 2013	$276,100
Addition to goodwill	—
Adjustment to previously recorded goodwill	(1,394)
Balance at December 31, 2014	$274,706

The adjustments to previously recorded goodwill in 2014 and 2013 reflect tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions as well as valuation adjustments to fixed assets and branch sales associated with our purchase of First M&F.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014
Core deposit intangible	$33,726	$(12,635)	$21,091
Customer relationship intangible	1,970	(437)	1,533
Total finite-lived intangible assets	$35,696	$(13,072)	$22,624
December 31, 2013
Core deposit intangible	$38,317	$(11,750)	$26,567
Customer relationship intangible	1,970	(307)	1,663
Total finite-lived intangible assets	$40,287	$(12,057)	$28,230

Aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012 was $5,606, $2,869 and $1,381, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2015	$4,878
2016	4,260
2017	3,549
2018	2,989
2019	2,493
Thereafter	4,455
Total	$22,624

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note H – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights were as follows:

Carrying value at January 1, 2014	$8,994
Capitalization	3,929
Amortization	(1,261)
Carrying value at December 31, 2014	$11,662

Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2014 are as follows:

Unpaid principal balance	$1,178,390
Weighted-average prepayment speed (CPR)	8.25%
Estimated impact of a 10% increase	$(1,038)
Estimated impact of a 20% increase	(1,441)

Discount rate	10.76%
Estimated impact of a 100bp increase	$(1,010)
Estimated impact of a 200bp increase	(1,378)

Weighted-average coupon interest rate	3.84%
Weighted-average servicing fee (basis points)	25.04
Weighted-average remaining maturity (in months)	293

Note I – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2014	2013
Noninterest-bearing deposits	$919,872	$856,020
Interest-bearing demand deposits	2,255,954	2,144,001
Savings deposits	356,440	327,667
Time deposits	1,306,152	1,514,224
Total deposits	$4,838,418	$4,841,912

The approximate scheduled maturities of time deposits at December 31, 2014 are as follows:

2015	$802,683
2016	218,276
2017	100,598
2018	100,094
2019	61,008
Thereafter	23,493
Total	$1,306,152

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2014 and 2013 was $664,035 and $774,402, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately$12,192 and $13,242 at December 31, 2014 and 2013, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note J – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2014	2013
Securities sold under agreements to repurchase	$6,103	$2,061
Fed Funds purchased	26,300	222
Total short-term borrowings	$32,403	$2,283

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2014	2013	2012	2014	2013	2012
Federal funds purchased	$17,899	$8,072	$4,346	0.17%	0.17%	0.15%
Securities sold under agreements to repurchase	4,334	5,107	8,031	0.15	0.17	0.18
Total short-term borrowings	$22,233	$13,179	$12,377	0.17%	0.17%	0.17%

The Company maintains lines of credit with correspondent banks totaling $75,000 at December 31, 2014. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2014 or 2013.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note K – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Federal Home Loan Bank advances	$61,611	$75,405
Other long-term debt	237	—
Junior subordinated debentures	94,574	94,187
Total long-term debt	$156,422	$169,592

Federal Home Loan Bank advances
Long-term advances from the FHLB outstanding at December 31, 2014 had maturities ranging from 2015 to 2030 with a combination of fixed and floating rates ranging from 1.60% to 7.93%. Weighted-average interest rates on outstanding advances at December 31, 2014 and 2013 were 4.16% and 4.20%, respectively. These advances are collateralized by a blanket lien on the Company’s mortgage loans. The Company had availability on unused lines of credit with the FHLB of $1,592,550 at December 31, 2014.
The Company repaid FHLB advances prior to their contractual maturity of $24,000 in 2012, and, as a result, incurred prepayment penalties of $898. There were no payments made prior to contractual maturity or related penalties for the years ended December 31, 2013 or December 31, 2014.
Junior subordinated debentures
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities subject to the terms of the guarantee.
The following table provides details on the debentures as of December 31, 2014:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.09%	2033	$20,000
PHC Statutory Trust II	31,959	2.11	2035	31,000
Heritage Financial Statutory Trust I	10,310	10.20	2031	10,000
Capital Bancorp Capital Trust I	12,372	1.76	2035	12,000
First M&F Statutory Trust I	30,928	1.57	2036	18,359

During 2003, the Company formed PHC Statutory Trust I to provide funds for the cash portion of the Renasant Bancshares, Inc. acquisition. The interest rate for PHC Statutory Trust I reprices quarterly equal to the three-month LIBOR at the determination date plus 285 basis points. In April 2012, the Company entered into an interest rate swap agreement effective March 17, 2014, pursuant to which the Company receives a variable rate of interest based on the three-month LIBOR plus a spread of 2.85% and pays a fixed rate of interest of 5.49%. The debentures owned by PHC Statutory Trust I are currently redeemable at par.
During 2005, the Company formed PHC Statutory Trust II to provide funds for the cash portion of the Heritage Financial Holding Corporation (“HFHC”) acquisition. The interest rate for PHC Statutory Trust II reprices quarterly equal to the three-month LIBOR at the determination date plus 187 basis points. The debentures owned by PHC Statutory Trust II are currently redeemable at par.
In connection with the acquisition of HFHC, the Company assumed the debentures issued to Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued to Heritage Financial Statutory Trust I had a carrying value of $27 and $188 at December 31, 2014 and 2013, respectively. The premium is being amortized through February

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note K – Long-Term Debt (continued)

2015. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par.
In connection with the acquisition of Capital Bancorp, Inc. (“Capital”) in 2007, the Company assumed the debentures issued to Capital Bancorp Capital Trust I. The discount associated with the Company’s assumption of the debentures issued to Capital Bancorp Capital Trust I was fully amortized during 2010. The interest rate for Capital Bancorp Capital Trust I reprices quarterly equal to the three-month LIBOR plus 150 basis points. In March 2012, the Company entered into an interest rate swap agreement effective March 31, 2014, whereby, beginning on the effective date, the Company will receive a variable rate of interest based on the three-month LIBOR plus a spread of 1.50% and pay a fixed rate of interest of 4.42%. The debentures owned by Capital Bancorp Capital Trust I are currently redeemable at par.
In connection with the acquisition of First M&F, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company's assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $11,641 at December 31, 2014 and $12,189 at December 31, 2013. The discount is being amortized through March 2036. The interest for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. The Company also assumed from First M&F a pay-fixed, receive-floating interest rate swap, maturing on March 15, 2018, which calls for the Company to pay a fixed rate of 3.795% and receive a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
The Company has classified $91,359 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of these debentures as Tier 1 capital.
For more information about the Company’s derivative financial instruments, see Note S, “Derivative Instruments.”
The aggregate stated maturities of long-term debt outstanding at December 31, 2014, are summarized as follows:

2015	$5,702
2016	940
2017	—
2018	42,840
2019	2,415
Thereafter	104,525
Total	$156,422

Note L – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2014 were $706,972 and $31,804, respectively, compared to $630,266 and $30,062, respectively, at December 31, 2013.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note M – Income Taxes
(In Thousands)
Significant components of the provision for income taxes (benefits) are as follows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$16,474	$12,092	$24,512
State	540	452	432
	17,014	12,544	24,944
Deferred
Federal	8,649	(169)	(16,093)
State	642	(116)	(2,023)
	9,291	(285)	(18,116)
	$26,305	$12,259	$6,828

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	$30,061	$16,011	$11,713
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(3,215)	(2,765)	(2,825)
BOLI income	(1,045)	(1,430)	(1,179)
Investment tax credits	(1,390)	(1,063)	(921)
Amortization of investment in low-income housing tax credits	1,594	998	2,083
State income tax expense (benefit), net of federal benefit	921	383	(775)
Decrease to valuation allowance	(152)	(164)	(816)
Other items, net	(469)	289	(452)
	$26,305	$12,259	$6,828

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note M – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2014	2013
Deferred tax assets
Allowance for loan losses	$21,092	$26,128
Purchase accounting adjustments	11,471	15,236
Deferred compensation	10,247	9,755
Net unrealized losses on securities	4,777	5,470
Impairment of assets	3,202	5,450
State net operating loss carryforwards	263	557
Other	2,289	7,175
Gross deferred tax assets	53,341	69,771
Valuation allowance on state net operating loss carryforwards	—	(152)
Total deferred tax assets	53,341	69,619
Deferred tax liabilities
Basis difference in acquired assets	3,154	6,900
Investment in partnerships	2,612	2,469
Core deposit intangible	314	604
Depreciation	3,294	2,644
Other	1,824	2,316
Total deferred tax liabilities	11,198	14,933
Net deferred tax assets	$42,143	$54,686

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2011 through 2013. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2011 through 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 is as follows:

	2014	2013	2012
Balance at January 1	$2,178	$1,723	$1,423
Additions based on positions related to current period	475	455	300
Additions based on positions related to prior period	—	—	—
Reductions based on positions related to prior period	—	—	—
Settlements	—	—	—
Reductions due to lapse of statute of limitations	—	—	—
Balance at December 31	$2,653	$2,178	$1,723
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2014 relative to any tax positions taken prior to January 1, 2014. The Company had accrued $686, $569 and $446 for interest and penalties related to unrecognized tax benefits as of December 31, 2014, 2013 and 2012, respectively.

Note N – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code of 1986, as amended. No contributions were made to the pension plan in 2014 or 2013. The Company does not anticipate that a

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

contribution will be required in 2015. The plan’s accumulated benefit obligations and the projected benefit obligations are substantially the same since benefit accruals under the plan ceased at 1996 levels. As a result of the acquisition of First M&F, the M&F Bank pension plan was merged into the Company's existing pension plan during the fourth quarter of 2013. The accumulated benefit obligation for the plan was $28,087 and $27,364 at December 31, 2014 and 2013, respectively. There is no additional minimum pension liability required to be recognized.
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
The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The Company has limited its liability for the rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) to the rate of inflation assumed to be 4% each year. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2014, and for the year then ended.
Information relating to the defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) as of December 31, 2014 and 2013 is as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$27,364	$19,428	$2,082	$1,543
Service cost	—	—	14	28
Interest cost	1,292	899	84	70
Plan participants’ contributions	—	—	77	95
Actuarial loss (gain)	2,601	(1,344)	(118)	505
Benefits paid	(3,170)	(1,372)	(198)	(159)
Addition from business combination	—	9,753	—	—
Benefit obligation at end of year	$28,087	$27,364	$1,941	$2,082
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$27,989	$16,008
Actual return on plan assets	1,713	3,776
Contribution by employer	—	—
Benefits paid	(3,170)	(1,372)
Addition from business combination	—	9,577
Fair value of plan assets at end of year	$26,532	$27,989
Funded status at end of year	$(1,555)	$625	$(1,941)	$(2,082)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.00%	4.83%	3.22%	4.66%
The discount rate assumptions at December 31, 2014 were determined using a yield curve approach. A yield curve was developed for a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the benefit plans. The selected discount rate is the rate that produces the same present value of the benefit plan's projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$14	$28	$23
Interest cost	1,292	899	863	84	70	65
Expected return on plan assets	(2,160)	(1,445)	(1,193)	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss	207	427	355	89	195	73
Settlement/curtailment/termination losses	453	—	—	—	—	—
Net periodic benefit cost	(208)	(119)	25	187	293	161
Net actuarial loss/(gain) arising during the period	3,047	(3,675)	1,460	(118)	505	(235)
Net Settlement/curtailment/termination losses	(453)	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	(207)	(427)	(355)	(89)	(195)	(73)
Total recognized in other comprehensive income	2,387	(4,102)	1,105	(207)	310	(308)
Total recognized in net periodic benefit cost and other comprehensive income	$2,179	$(4,221)	$1,130	$(20)	$603	$(147)
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	4.83%	3.90%	5.06%	4.66%	3.04%	4.61%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Future estimated benefit payments under the defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits	Other Benefits
2015	$1,925	$260
2016	1,896	233
2017	1,863	234
2018	1,883	240
2019	1,876	210
2020 - 2024	9,210	768

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2014 are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	9,433	687
Total	$9,433	$687

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$—	$—
Actuarial loss	293	81
Total	$293	$81

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
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2014 and 2013 follow below. Equity securities consist primarily of common stocks of both U.S. companies and international companies that are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). Fixed income securities consist of U.S. Government securities and investment grade corporate bonds. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model (Level 2).

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2014
Cash and cash equivalents	$1,882	$—	$—	$1,882
Equity securities:
U.S. large cap companies	9,144	—	—	9,144
U.S. mid cap companies	5,210	—	—	5,210
U.S. small cap companies	2,791	—	—	2,791
International companies	1,464	—	—	1,464
Fixed income securities:
U.S. government bonds	—	2,003	—	2,003
Other corporate bonds	—	4,038	—	4,038
	$20,491	$6,041	$—	$26,532

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2013
Cash and cash equivalents	$10,971	$—	$—	$10,971
Equity securities:
U.S. large cap companies	3,622	—	—	3,622
U.S. mid cap companies	4,079	—	—	4,079
U.S. small cap companies	2,237	—	—	2,237
International companies	1,212	—	—	1,212
Fixed income securities:
U.S. government bonds	—	2,673	—	2,673
Other corporate bonds	—	3,195	—	3,195
	$22,121	$5,868	$—	$27,989

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are automatically enrolled in the plan when employment commences. Company contributions are allocated to participants who are employed on the last day of each plan year and credited with 1000 hours of service during the year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2014, 2013 and 2012 were $7,230, $5,488 and $4,645, respectively.
The Company adopted the “Performance Based Rewards” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2014, 2013 and 2012 was $4,100, $4,376 and $1,953, respectively.
The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested at the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2014, 2013 and 2012 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,383, $2,088 and $1,573, respectively.
The Company assumed four supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement liabilities totaled $3,094 and $2,842 at December 31, 2014 and 2013, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $262, $469 and $538 for the years ended December 31, 2014, 2013 and 2012, respectively, for options granted under the plan. There were no stock options granted during the year ended December 31, 2014.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The following table summarizes information about options issued under the long-term equity incentive plan as of and for the three years ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,327,275	$18.77
Granted	172,000	14.96
Exercised	(163,652)	13.54
Forfeited	(56,375)	21.81
Outstanding at December 31, 2012	1,279,248	$18.79	5.14	$2,838
Exercisable at December 31, 2012	949,082	$19.92	4.01	$1,646
Assumed in acquisition	11,557	21.16
Granted	52,500	19.14
Exercised	(272,957)	19.22
Forfeited	(10,000)	27.20
Outstanding at December 31, 2013	1,060,348	$18.64	4.89	$13,592
Exercisable at December 31, 2013	843,237	$19.21	4.08	$10,331
Granted	—	—
Exercised	(227,499)	18.39
Forfeited	(1,899)	20.77
Outstanding at December 31, 2014	830,950	$18.70	4.48	$8,680
Exercisable at December 31, 2014	745,949	$18.95	4.15	$7,628
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $4,184, $633 and $757, respectively. The total grant date fair value of options vested during the same periods was $458, $535, and $479, respectively.
The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives, and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $3,647, $2,330 and $830 for the years ended December 31, 2014, 2013 and 2012, respectively, for restricted stock awarded under the plan. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2014:

	Performance- Based Restricted Stock		Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—		$—	22,338	$24.30
Granted	93,848	(1)	31.46	34,336	30.26
Vested	(93,848)		31.46	(18,338)	28.22
Cancelled	—		—	—	—
Nonvested at end of year	—		$—	38,336	$27.26

(1)
In January 2014, the Company awarded 78,250 shares of performance-based restricted stock based on the target level of performance goals. The Company exceeded the financial performance measures for the award; therefore, an additional 15,598 shares were issued for a total award of 93,848 shares.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

Unrecognized stock-based compensation expense related to stock options and restricted stock totaled $73 and $558, respectively, at December 31, 2014. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.0 and 1.4 years for stock options and restricted stock, respectively.
At December 31, 2014, an aggregate of 1,332,196 shares of Company common stock were reserved for issuance under the Company’s employee benefit plans.

Note O – Restrictions on Cash, Bank Dividends, Loans or Advances
(In Thousands)
Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2014 and 2013, Renasant Bank’s reserve requirements with the Federal Reserve were $52,295 and $35,689, respectively, with which it was in full compliance.
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
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2014, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $54,812. As of December 31, 2014, no loans from the Bank to the Company were outstanding.
In connection with the acquisition of First M&F, the Company assumed an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $1,970 at December 31, 2014

Note P – Regulatory Matters
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

As of December 31, 2014, Renasant Bank met all capital adequacy requirements to which it is subject. Also, as of December 31, 2014 the most recent notification from the FDIC categorized Renasant Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Renasant Bank’s category.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note P – Regulatory Matters (continued)

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2014		2013
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$521,124	9.53%	$473,817	8.68%
Tier 1 Capital to Risk-Weighted Assets	521,124	12.45%	473,817	11.41%
Total Capital to Risk-Weighted Assets	566,514	13.54%	522,181	12.58%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$503,316	9.23%	$457,798	8.40%
Tier 1 Capital to Risk-Weighted Assets	503,316	12.06%	457,798	11.05%
Total Capital to Risk-Weighted Assets	548,124	13.14%	505,463	12.20%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note Q – Segment Reporting (continued)

The following table provides financial information for our operating segments as of and for the years ended December 31, 2014 2013 and 2012:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2014
Net interest income	$205,500	$237	$1,332	$(4,440)	$202,629
Provision for loan losses	6,167	—	—	—	6,167
Noninterest income	62,384	8,799	8,953	484	80,620
Noninterest expense	175,918	6,441	8,111	725	191,195
Income before income taxes	85,799	2,595	2,174	(4,681)	85,887
Income taxes	27,037	1,114	—	(1,846)	26,305
Net income (loss)	$58,762	$1,481	$2,174	$(2,835)	$59,582
Total assets	$5,722,990	$20,472	$44,370	$17,297	$5,805,129
Goodwill	271,939	2,767	—	—	274,706
2013
Net interest income	$158,390	$135	$1,275	$(2,599)	$157,201
Provision for loan losses	10,219	—	131	—	10,350
Noninterest income	58,865	5,619	7,415	72	71,971
Noninterest expense	160,894	4,268	7,091	823	173,076
Income before income taxes	46,142	1,486	1,468	(3,350)	45,746
Income taxes	13,036	575	—	(1,352)	12,259
Net income (loss)	$33,106	$911	$1,468	$(1,998)	$33,487
Total assets	$5,671,119	$17,312	$44,669	$13,170	$5,746,270
Goodwill	273,343	2,757	—	—	276,100
2012
Net interest income	$134,463	$96	$1,326	$(2,547)	$133,338
Provision for loan losses	18,172	—	(47)	—	18,125
Noninterest income	57,594	4,049	6,984	84	68,711
Noninterest expense	140,244	3,149	6,491	575	150,459
Income before income taxes	33,641	996	1,866	(3,038)	33,465
Income taxes	7,202	386	400	(1,160)	6,828
Net income (loss)	$26,439	$610	$1,466	$(1,878)	$26,637
Total assets	$4,117,998	$12,094	$38,971	$9,553	$4,178,616
Goodwill	182,076	2,783	—	—	184,859

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,147	$—	$6,147
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	296,359	—	296,359
Government agency collateralized mortgage obligations	—	157,436	—	157,436
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	47,185	—	47,185
Government agency collateralized mortgage obligations	—	5,172	—	5,172
Trust preferred securities	—	—	19,756	19,756
Other debt securities	—	17,930	—	17,930
Other equity securities	—	3,599	—	3,599
Total securities available for sale	—	533,828	19,756	553,584
Derivative instruments:
Interest rate swap	—	—	—	—
Interest rate contracts	—	2,142	—	2,142
Interest rate lock commitments	—	1,584	—	1,584
Forward commitments	—	5	—	5
Total derivative instruments	—	3,731	—	3,731
Mortgage loans held for sale	—	25,628	—	25,628
Total financial assets	$—	$563,187	$19,756	$582,943
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$3,847	$—	$3,847
Interest rate contracts	—	2,143	—	2,143
Interest rate lock commitments	—	—	—	—
Forward commitments	—	303	—	303
Total derivative instruments	—	6,293	—	6,293
Total financial liabilities	$—	$6,293	$—	$6,293

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2013
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,068	$—	$6,068
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	259,992	—	259,992
Government agency collateralized mortgage obligations	—	146,545	—	146,545
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,041	—	42,041
Government agency collateralized mortgage obligations	—	5,066	—	5,066
Trust preferred securities	—	—	17,671	17,671
Other debt securities	—	19,554	—	19,554
Other equity securities	—	4,317	—	4,317
Total securities available for sale	—	483,583	17,671	501,254
Derivative instruments:
Interest rate swap	—	208	—	208
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	464	—	464
Forward commitments	—	335	—	335
Total derivative instruments	—	2,819	—	2,819
Mortgage loans held for sale	—	33,440	—	33,440
Total financial assets	$—	$519,842	$17,671	$537,513
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$1,428	$—	$1,428
Interest rate contracts	—	1,812	—	1,812
Interest rate lock commitments	—	52	—	52
Forward commitments	—	24	—	24
Total derivative instruments	—	3,316	—	3,316
Total financial liabilities	$—	$3,316	$—	$3,316

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

	Securities available for sale
	Trust preferred securities	Total
Balance at January 1, 2013	$15,068	$15,068
Realized gains (losses) included in net income	—	—
Unrealized gains included in other comprehensive income	3,684	3,684
Reclassification adjustment	—	—
Sales	—	—
Issues	—	—
Settlements	(1,081)	(1,081)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at December 31, 2013	$17,671	$17,671
Realized gains included in net income	33	33
Unrealized gains included in other comprehensive income	3,216	3,216
Sales	—	—
Issues	—	—
Settlements	(1,164)	(1,164)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at December 31, 2014	$19,756	$19,756

For 2014 and 2013, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$19,756	Discounted cash flows	Default rate	0-100%

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

	Level 1	Level 2	Level 3	Totals
December 31, 2014
Impaired loans	$—	$—	$12,360	$12,360
OREO	—	—	4,460	4,460
Total	$—	$—	$16,820	$16,820

	Level 1	Level 2	Level 3	Totals
December 31, 2013
Impaired loans	$—	$—	$11,900	$11,900
OREO	—	—	36,306	36,306
Total	$—	$—	$48,206	$48,206

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the year ended December 31, 2014 and 2013, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $13,349 and $12,998 at December 31, 2014 and December 31, 2013, respectively, and a specific reserve for these loans of $989 and $1,098 was included in the allowance for loan losses for the same periods ended.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	December 31, 2014	December 31, 2013
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$3,162	$13,067
Impairment recognized in results of operations	(185)	(707)
Increase in FDIC loss-share indemnification asset	(742)	(2,829)
Receivable from other guarantor	(422)	(768)
Fair value	$1,813	$8,763
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$3,513	$30,436
Impairment recognized in results of operations	(866)	(2,893)
Fair value	$2,647	$27,543

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2014 and 2013, respectively, and no impairment charges were recognized in earnings during 2014 or 2013.
The following table presents information as of December 31, 2014 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$12,360	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$4,460	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $148 resulting from fair value changes of these mortgage loans were recorded in income during 2014. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2014:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$25,628	$25,258	$370
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets
Cash and cash equivalents	$161,583	$161,583	$—	$—	$161,583
Securities held to maturity	430,163	—	442,488	—	442,488
Securities available for sale	553,584	—	533,828	19,756	553,584
Mortgage loans held for sale	25,628	—	25,628	—	25,628
Loans covered under loss-share agreements	143,041	—	—	143,487	143,487
Loans not covered under loss-share agreements, net	3,844,833	—	—	3,751,727	3,751,727
FDIC loss-share indemnification asset	12,516	—	—	12,516	12,516
Mortgage servicing rights	11,662			12,378	12,378
Derivative instruments	3,731	—	3,731	—	3,731
Financial liabilities
Deposits	$4,838,418	$3,532,266	$1,309,421	$—	$4,841,687
Short-term borrowings	32,403	32,403	—	—	32,403
Other long-term borrowings	237	237	—	—	237
Federal Home Loan Bank advances	61,611	—	92,532	—	92,532
Junior subordinated debentures	94,574	—	80,971	—	80,971
Derivative instruments	6,293	—	6,293	—	6,293

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets
Cash and cash equivalents	$246,648	$246,648	$—	$—	$246,648
Securities held to maturity	412,075	—	408,567	—	408,567
Securities available for sale	501,254	—	483,583	17,671	501,254
Mortgage loans held for sale	33,440	—	33,440	—	33,440
Loans covered under loss-share agreements	181,674	—	—	182,244	182,244
Loans not covered under loss-share agreements, net	3,651,679	—	—	3,590,446	3,590,446
Mortgage servicing rights	8,994	—	—	9,840	9,840
FDIC loss-share indemnification asset	26,273	—	—	26,273	26,273
Derivative instruments	2,819	—	2,819	—	2,819
Financial liabilities
Deposits	$4,841,912	$3,327,688	$1,520,667	$—	$4,848,355
Short-term borrowings	2,283	2,283	—	—	2,283
Federal Home Loan Bank advances	75,405	—	80,989	—	80,989
Junior subordinated debentures	94,187	—	78,301	—	78,301
Derivative instruments	3,316	—	3,316	—	3,316

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
Federal Home Loan Bank advances: The fair value for FHLB advances is determined by discounting the expected future cash outflows using current market rates for similar borrowings, or Level 2 inputs.
Junior subordinated debentures: The fair value for the Company’s junior subordinated debentures is determined by discounting the future cash flows using the current market rate.

Note S – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2014, the Company had notional amounts of $75,541 on interest rate contracts with corporate customers and $75,541 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

On June 5, 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are accounted for as cash flow hedges with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate of 3.593% and 3.738%, respectively, and will receive a variable interest rate based on the three-month LIBOR, with quarterly net settlements.
In March and April 2012, the Company entered into two interest rate swap agreements effective March 30, 2014 and March 17, 2014, respectively. Under these swap agreements, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures.
In connection with its acquisition of First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company will receive a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pay a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the acquisition of First M&F.
In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which were amortized into interest income over the designated hedging periods which ended in August 2012 and August 2013. Deferred gains related to the swaps of $203 and $503 were amortized into net interest income for the years ended December 31, 2013 and 2012, respectively. No deferred gains related to the swaps were amortized into net interest income for the year ended December 31, 2014.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $62,288 and $54,807 at December 31, 2014 and 2013, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $52,000 and $50,000 at December 31, 2014 and 2013, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note S – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet	December 31,
	Location	2014	2013
Derivative assets:
Designated as hedging instruments:
Interest rate swap	Other Assets	$—	$208
Totals		$—	$208
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,142	$1,812
Interest rate lock commitments	Other Assets	1,584	464
Forward commitments	Other Assets	5	335
Totals		$3,731	$2,611
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$3,847	$1,428
Totals		$3,847	$1,428
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,143	$1,812
Interest rate lock commitments	Other Liabilities	—	52
Forward commitments	Other Liabilities	303	24
Totals		$2,446	$1,888

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2014	2013	2012
Derivatives designated as cash flow hedging instruments:
Interest rate swap:
Included in interest income on loans	$—	$203	$503
Total	$—	$203	$503
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$2,961	$3,193	$2,345
Included in other noninterest expense	—	69	(69)
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	1,171	(1,159)	375
Forward commitments
Included in gains on sales of mortgage loans held for sale	(609)	509	(3,550)
Total	$3,523	$2,612	$(899)

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gross amounts recognized	$5	$2,818	$5,182	$3,315
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	5	2,818	5,182	3,315
Gross amounts not offset in the consolidated balance sheets
Financial instruments	5	1,664	5	1,664
Financial collateral pledged	—	—	4,879	—
Net amounts	$—	$1,154	$298	$1,651

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2014	2013
Assets
Cash and cash equivalents(1)	$9,968	$9,723
Investments	8,050	7,315
Investment in bank subsidiary(2)	786,125	739,688
Accrued interest receivable on bank balances(2)	5	6
Stock options (payable) receivable(2)	(577)	1,967
Other assets	5,945	4,637
Total assets	$809,516	$763,336
Liabilities and shareholders’ equity
Junior subordinated debentures	$94,574	$94,187
Intercompany borrowed funds(2)	—	1,500
Accrued interest payable on intercompany borrowed funds(2)	—	25
Other liabilities	3,291	1,972
Shareholders’ equity	711,651	665,652
Total liabilities and shareholders’ equity	$809,516	$763,336

(1)	Eliminates in consolidation, except for $1,970 which is pledged as collateral and held at a non-subsidiary bank.

(2)	Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2014	2013	2012
Income
Dividends from bank subsidiary(1)	$21,518	$19,303	$18,117
Interest income from bank subsidiary(1)	8	10	16
Other dividends	749	492	114
Other income	71	39	22
Total income	22,346	19,844	18,269
Expenses	5,513	3,892	3,190
Income before income tax benefit and equity in undistributed net income of bank subsidiary	16,833	15,952	15,079
Income tax benefit	(1,846)	(1,352)	(1,160)
Equity in undistributed net income of bank subsidiary(1)	40,903	16,183	10,398
Net income	$59,582	$33,487	$26,637

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$59,582	$33,487	$26,637
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(375)	—	—
Equity in undistributed net income of bank subsidiary	(40,903)	(16,183)	(10,398)
Amortization/depreciation/accretion	385	21	(161)
Decrease (increase) in other assets	1,345	1,969	(418)
Increase (decrease) in other liabilities	2,591	(122)	2,139
Net cash provided by operating activities	22,625	19,172	17,799
Investing activities
Purchases of securities held to maturity and available for sale	(1,781)	(1,420)	(3,515)
Sales and maturities of securities held to maturity and available for sale	1,142	3,000	—
Net cash received in acquisition	—	3,917	—
Other investing activities	(64)	—	—
Net cash (used in) provided by investing activities	(703)	5,497	(3,515)
Financing activities
Cash paid for dividends	(21,518)	(19,303)	(17,117)
Cash received on exercise of stock-based compensation	401	276	548
Excess tax benefits (expense) from exercise of stock options	940	198	(56)
(Repayments of) proceeds from advances from bank subsidiary	(1,500)	—	1,500
Net cash used in financing activities	(21,677)	(18,829)	(15,125)
Increase (decrease) in cash and cash equivalents	245	5,840	(841)
Cash and cash equivalents at beginning of year	9,723	3,883	4,724
Cash and cash equivalents at end of year	$9,968	$9,723	$3,883

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note U – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Interest income	$56,177	$58,277	$56,358	$55,596
Interest expense	6,206	6,108	5,886	5,580
Net interest income	49,971	52,169	50,472	50,016
Provision for loan losses	1,450	1,450	2,217	1,050
Noninterest income	18,616	19,471	22,563	19,971
Noninterest expense	47,645	49,396	48,175	45,979
Income before income taxes	19,492	20,794	22,643	22,958
Income taxes	5,895	5,941	7,108	7,361
Net income	$13,597	$14,853	$15,535	$15,597
Basic earnings per share	$0.43	$0.47	$0.49	$0.49
Diluted earnings per share	$0.43	$0.47	$0.49	$0.49

2013
Interest income	$38,945	$39,945	$44,638	$57,076
Interest expense	5,564	5,541	5,890	6,408
Net interest income	33,381	34,404	38,748	50,668
Provision for loan losses	3,050	3,000	2,300	2,000
Noninterest income	17,335	17,317	18,935	18,341
Noninterest expense	37,557	37,734	46,613	51,129
Income before income taxes	10,109	10,987	8,770	15,880
Income taxes	2,538	2,968	2,133	4,620
Net income	$7,571	$8,019	$6,637	$11,260
Basic earnings per share	$0.30	$0.32	$0.24	$0.36
Diluted earnings per share	$0.30	$0.32	$0.24	$0.36

See Note B, “Mergers and Acquisitions” above for a discussion of the effect on the Company’s results of operations of its acquisition of First M&F in the third quarter of 2013.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note V – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2014
Securities available for sale:
Unrealized holding gains on securities	$12,520	$(4,789)	$7,731
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(375)	143	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(253)	97	(156)
Total securities available for sale	11,892	(4,549)	7,343
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,627)	1,005	(1,622)
Reclassification adjustment for gains realized in net income	—	—	—
Total derivative instruments	(2,627)	1,005	(1,622)
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	(2,476)	947	(1,529)
Amortization of net actuarial loss recognized in net periodic pension cost	296	(113)	183
Total defined benefit pension and post-retirement benefit plans	(2,180)	834	(1,346)
Total other comprehensive income (loss)	$7,085	$(2,710)	$4,375
Year Ended December 31, 2013
Securities available for sale:
Unrealized holding gains on securities	$(11,124)	$(4,255)	$(6,869)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(348)	(133)	(215)
Total securities available for sale	(11,357)	(4,344)	(7,013)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,146	821	1,325
Reclassification adjustment for gains realized in net income	(203)	(78)	(125)
Total derivative instruments	1,943	743	1,200
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	3,170	1,213	1,957
Amortization of net actuarial loss recognized in net periodic pension cost	622	238	384
Total defined benefit pension and post-retirement benefit plans	3,792	1,451	2,341
Total other comprehensive loss	$(5,622)	$(2,150)	$(3,472)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note V – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2012
Securities available for sale:
Unrealized holding gains on securities	$5,351	$2,046	$3,305
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income	(1,894)	(724)	(1,170)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(567)	(217)	(350)
Total securities available for sale	2,890	1,105	1,785
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,164)	(828)	(1,336)
Reclassification adjustment for gains realized in net income	(503)	(192)	(311)
Total derivative instruments	(2,667)	(1,020)	(1,647)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(1,225)	(469)	(756)
Amortization of net actuarial loss recognized in net periodic pension cost	428	164	264
Total defined benefit pension and post-retirement benefit plans	(797)	(305)	(492)
Total other comprehensive loss	$(574)	$(220)	$(354)

The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2014	2013	2012
Unrealized gains on securities	$17,759	$10,370	$17,428
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,428)	(17,474)
Unrealized gains/(losses) on derivative instruments	(1,633)	(12)	(1,211)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,250)	(4,903)	(7,244)
Total accumulated other comprehensive gain/(loss)	$(7,598)	$(11,973)	$(8,501)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note W – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, including restricted shares, assuming outstanding stock options were exercised into common shares, calculated in accordance with the treasury method. Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Basic
Net income applicable to common stock	$59,582	$33,487	$26,637
Average common shares outstanding	31,499,498	27,269,613	25,108,652
Net income per common share—basic	$1.89	$1.23	$1.06
Diluted
Net income applicable to common stock	$59,582	$33,487	$26,637
Average common shares outstanding	31,499,498	27,269,613	25,108,652
Effect of dilutive stock-based compensation	260,149	191,144	66,340
Average common shares outstanding—diluted	31,759,647	27,460,757	25,174,992
Net income per common share—diluted	$1.88	$1.22	$1.06

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2014	2013
Number of shares	109,068	164,540
Range of exercise prices	$29.57 - $30.63	$19.14 - $30.63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2014, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Governance Documents” and then “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: Chief Financial Officer. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance
The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Board of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference.
The following table includes certain information about the Company’s equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information at December 31, 2014
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	794,001	$18.79	187,461
Equity compensation plans not approved by security holders(2)	36,948	16.93	107,260
Total	830,949	$18.70	294,721

(1)	As of December 31, 2014, there were two shareholder-approved equity compensation plans:

•
The first shareholder approved plan is The Peoples Holding Company 2001 Long-Term Incentive Plan (the “2001 LTIP”), which expired by its terms on October 8, 2011. On its expiration date, a total of 1,537,500 shares of common stock had been authorized for issuance under the plan. At December 31, 2014, options to acquire 587,751 shares remained outstanding. No further grants or awards can be made under the 2001 LTIP.

•
The second shareholder approved plan is the Renasant Corporation 2011 Long-Term Incentive Compensation Plan (the “2011 LTIP”). A total of 600,000 shares of common stock have been reserved for grant, award or issuance in the form of stock options and restricted stock under the 2011 LTIP. As of December 31, 2014, 187,461 shares remain available for grant, award or issuance under the 2011 LTIP.

(2)	As of December 31, 2014, there were three equity compensation plans that were not approved by our shareholders:

•
In connection with the acquisition of Capital, we assumed the Capital 2001 Stock Option Plan, under which options to purchase an aggregate of 30,913 shares of our common stock remained outstanding as of December 31, 2014; no additional options or other forms of equity incentives may be granted or awarded under the plan.

•
In connection with the acquisition of First M&F, we assumed the First M&F Corporation 2005 Equity Incentive Plan, under which options to purchase an aggregate of 6,035 shares of our common stock remained outstanding as of December 31, 2014; no additional options or other forms of equity incentives may be granted or awarded under the plan.

•
The Deferred Stock Units Plan or “DSU Plan” is described in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders under the heading “Compensation Discussion and Analysis - How are perquisites and retirement plans integrated into our compensation program?”. An aggregate of 317,500 shares of common stock is authorized for issuance under the plan. Units representing an aggregate of 210,240 shares of our common stock have been credited to participant accounts as of December 31, 2014.

(3)	The weighted average exercise price does not take into account awards under the Company’s deferred compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2014, 2013 and 2012 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2014 and 2013
(iv)	Consolidated Statements of Income – Years ended December 31, 2014, 2013 and 2012
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2014, 2013 and 2012
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012
(viii)	Notes to Consolidated Financial Statements

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

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013, as amended(2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South(3)

(3)(i)	Articles of Incorporation of the Company, as amended(4)

(3)(ii)	Restated Bylaws of the Company (5)

(4)(i)	Articles of Incorporation of the Company, as amended(4)

(4)(ii)	Restated Bylaws of the Company (5)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(6)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(7)

(10)(v)	Description of Performance Based Rewards Bonus Plan*(8)

(10)(vi)	Renasant Bank Executive Deferred Income Plan, as amended*(9)

(10)(vii)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(10)

(10)(viii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation, as amended.*(11)

(10)(ix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(12)

(10)(x)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(13)

(10)(xi)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(14)

(10)(xii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(15)

(10)(xiii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan.*(16)

(10)(xiv)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(17)

(10)(xv)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(18)

(10)(xvi)	Renasant Corporation Severance Pay Plan*(19)

(10)(xvii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Stuart R. Johnson*(20)

(10)(xviii)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and C. Mitchell Waycaster*(21)

(10)(xix)	Change in Control Agreement dated as of January 1, 2009 between Renasant Corporation and Michael D. Ross*(22)

(10)(xx)	The Renasant Corporation 2011 Long-Term Incentive Compensation Plan, as amended*(23)

(10)(xxi)	Change in Control Agreement dated as of January 18, 2011 between Renasant Corporation and Kevin D. Chapman*(24)

(10)(xxii)	Renasant Corporation Legacy Option Plan*(25)

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 27, 2010 and incorporated herein by reference.
(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.
(3)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.
(5)	Filed as exhibit 3(ii) to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference.
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

(12)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(13)	Filed as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(14)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(15)	Filed as exhibit 10.8 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(16)
Filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(17)
Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(18)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by reference.
(19)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
(20)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
(21)	Filed as exhibit 10.7 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
(22)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 4, 2010 and incorporated herein by reference.
(23)
Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-179973) filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

(24)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.
(25)	Filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 8, 2013 and incorporated herein by reference.

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

RENASANT CORPORATION

Date:	March 2, 2015	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 2, 2015	by:	/s/ William M. Beasley
William M. Beasley
Director

Date:	March 2, 2015	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date:	March 2, 2015	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date:	March 2, 2015	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 2, 2015	by:	/s/ Hollis C. Cheek
Hollis C. Cheek
Director

Date:	March 2, 2015	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	March 2, 2015	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	March 2, 2015	by:	/s/ Jill V. Deer
Jill V. Deer
Director

S-1

Date:	March 2, 2015	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date:	March 2, 2015	by:	/s/ John T. Foy
John T. Foy
Director

Date:	March 2, 2015	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date:	March 2, 2015	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	March 2, 2015	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	March 2, 2015	by:	/s/ Jack C. Johnson
Jack C. Johnson
Director

Date:	March 2, 2015	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 2, 2015	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date:	March 2, 2015	by:	/s/ Theodore S. Moll
Theodore S. Moll
Director

Date:	March 2, 2015	by:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Director

Date:	March 2, 2015	by:	/s/ Michael D. Shmerling
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