Form 10-Q
period 2015-03-31
RENASANT CORP
filed 2015-05-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, 31,625,581 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$78,716	$95,793
Interest-bearing balances with banks	95,663	65,790
Cash and cash equivalents	174,379	161,583
Securities held to maturity (fair value of $486,624 and $442,488, respectively)	470,597	430,163
Securities available for sale, at fair value	545,797	553,584
Mortgage loans held for sale, at fair value	102,780	25,628
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("covered loans")	125,773	143,041
Acquired and not covered by FDIC loss-share agreements ("acquired non-covered loans")	553,574	577,347
Not acquired	3,274,314	3,267,486
Total loans, net of unearned income	3,953,661	3,987,874
Allowance for loan losses	(42,302)	(42,289)
Loans, net	3,911,359	3,945,585
Premises and equipment, net	117,769	113,735
Other real estate owned:
Covered under FDIC loss-share agreements	4,325	6,368
Not covered under FDIC loss-share agreements	27,361	28,104
Total other real estate owned, net	31,686	34,472
Goodwill	274,705	274,706
Other intangible assets, net	21,348	22,624
FDIC loss-share indemnification asset	8,934	12,516
Other assets	222,495	230,533
Total assets	$5,881,849	$5,805,129
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$959,351	$919,872
Interest-bearing	3,983,418	3,918,546
Total deposits	4,942,769	4,838,418
Short-term borrowings	6,732	32,403
Long-term debt	155,581	156,422
Other liabilities	53,571	66,235
Total liabilities	5,158,653	5,093,478
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,166 shares issued; 31,604,937 and 31,545,145 shares outstanding, respectively	163,281	163,281
Treasury stock, at cost	(21,312)	(22,128)
Additional paid-in capital	344,119	345,213
Retained earnings	242,726	232,883
Accumulated other comprehensive loss, net of taxes	(5,618)	(7,598)
Total shareholders’ equity	723,196	711,651
Total liabilities and shareholders’ equity	$5,881,849	$5,805,129
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2015	2014
Interest income
Loans	$47,437	$49,546
Securities
Taxable	4,415	4,243
Tax-exempt	2,254	2,189
Other	60	199
Total interest income	54,166	56,177
Interest expense
Deposits	3,438	4,373
Borrowings	1,886	1,833
Total interest expense	5,324	6,206
Net interest income	48,842	49,971
Provision for loan losses	1,075	1,450
Net interest income after provision for loan losses	47,767	48,521
Noninterest income
Service charges on deposit accounts	5,933	5,916
Fees and commissions	4,894	4,972
Insurance commissions	1,967	1,863
Wealth management revenue	2,190	2,144
BOLI income	848	731
Gains on sales of mortgage loans held for sale	4,633	1,585
Other	1,439	1,405
Total noninterest income	21,904	18,616
Noninterest expense
Salaries and employee benefits	28,260	28,428
Data processing	3,181	2,695
Net occupancy and equipment	5,559	4,847
Other real estate owned	532	1,701
Professional fees	824	1,200
Advertising and public relations	1,303	1,528
Intangible amortization	1,275	1,471
Communications	1,433	1,682
Merger-related expenses	478	195
Other	4,569	3,898
Total noninterest expense	47,414	47,645
Income before income taxes	22,257	19,492
Income taxes	7,017	5,895
Net income	$15,240	$13,597
Basic earnings per share	$0.48	$0.43
Diluted earnings per share	$0.48	$0.43
Cash dividends per common share	$0.17	$0.17

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2015	2014
Net income	$15,240	$13,597
Other comprehensive income, net of tax:
Securities:
Net change in unrealized holding gains on securities	2,624	2,784
Amortization of unrealized holding losses on securities transferred to the held to maturity category	(32)	(44)
Total securities	2,592	2,740
Derivative instruments:
Net change in unrealized holding losses on derivative instruments	(669)	(419)
Totals derivative instruments	(669)	(419)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	57	45
Total defined benefit pension and post-retirement benefit plans	57	45
Other comprehensive income, net of tax	1,980	2,366
Comprehensive income	$17,220	$15,963

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$15,240	$13,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	1,450
Depreciation, amortization and accretion	3,772	2,542
Deferred income tax expense	6,408	5,284
Funding of mortgage loans held for sale	(185,595)	(104,353)
Proceeds from sales of mortgage loans held for sale	113,076	110,773
Gains on sales of mortgage loans held for sale	(4,633)	(1,585)
Losses (gains) on sales of premises and equipment	4	(12)
Stock-based compensation	864	871
Decrease in FDIC loss-share indemnification asset, net of accretion	2,213	1,601
Decrease in other assets	7,664	5,885
Decrease in other liabilities	(14,432)	(15,793)
Net cash (used in) provided by operating activities	$(54,344)	$20,260
Investing activities
Purchases of securities available for sale	(13,651)	(76,282)
Proceeds from call/maturities of securities available for sale	24,814	17,069
Purchases of securities held to maturity	(54,824)	(128,684)
Proceeds from call/maturities of securities held to maturity	13,922	57,890
Net increase in loans	30,542	12,038
Purchases of premises and equipment	(5,924)	(2,293)
Net cash used in investing activities	(5,121)	(120,262)
Financing activities
Net increase in noninterest-bearing deposits	39,479	58,944
Net increase in interest-bearing deposits	64,872	103,928
Net decrease in short-term borrowings	(25,671)	(2,283)
Repayment of long-term debt	(978)	(989)
Cash paid for dividends	(5,398)	(5,372)
Cash received on exercise of stock-based compensation	28	—
Excess tax (expense) benefit from stock-based compensation	(71)	741
Net cash provided by financing activities	72,261	154,969
Net increase in cash and cash equivalents	12,796	54,967
Cash and cash equivalents at beginning of period	161,583	246,648
Cash and cash equivalents at end of period	$174,379	$301,615
Supplemental disclosures
Cash paid for interest	$5,663	$6,543
Cash paid for income taxes	$1,368	$4,993
Noncash transactions:
Transfers of loans to other real estate owned	$5,559	$2,497
Financed sales of other real estate owned	$480	$153
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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after March 31, 2015 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Obligations of other U.S. Government agencies and corporations	$165,589	$47	$(957)	$164,679
Obligations of states and political subdivisions	305,008	17,062	(125)	321,945
	$470,597	$17,109	$(1,082)	$486,624
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$125,081	$10	$(2,915)	$122,176
Obligations of states and political subdivisions	305,082	15,428	(198)	320,312
	$430,163	$15,438	$(3,113)	$442,488

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Obligations of other U.S. Government agencies and corporations	$6,113	$170	$(52)	$6,231
Residential mortgage backed securities:
Government agency mortgage backed securities	292,587	5,981	(486)	298,082
Government agency collateralized mortgage obligations	151,075	2,131	(1,398)	151,808
Commercial mortgage backed securities:
Government agency mortgage backed securities	42,019	1,583	(32)	43,570
Government agency collateralized mortgage obligations	4,553	273	—	4,826
Trust preferred securities	26,057	79	(6,010)	20,126
Other debt securities	16,999	537	(42)	17,494
Other equity securities	2,331	1,329	—	3,660
	$541,734	$12,083	$(8,020)	$545,797

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$6,119	$147	$(119)	$6,147
Residential mortgage backed securities:
Government agency mortgage backed securities	292,283	4,908	(832)	296,359
Government agency collateralized mortgage obligations	158,436	1,523	(2,523)	157,436
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,714	1,608	(137)	47,185
Government agency collateralized mortgage obligations	4,970	202	—	5,172
Trust preferred securities	26,400	137	(6,781)	19,756
Other debt securities	17,517	487	(74)	17,930
Other equity securities	2,331	1,268	—	3,599
	$553,770	$10,280	$(10,466)	$553,584

There were no held to maturity or available for sale securities sold during the three months ended March 31, 2015 or 2014.

At March 31, 2015 and December 31, 2014, securities with a carrying value of $694,737 and $617,189, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $18,840 and $16,410 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2015 and December 31, 2014, respectively.
The amortized cost and fair value of securities at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$51,995	$52,081	$—	$—
Due after one year through five years	78,507	80,593	1,059	1,127
Due after five years through ten years	213,069	218,280	5,054	5,104
Due after ten years	127,026	135,670	26,057	20,126
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	292,587	298,082
Government agency collateralized mortgage obligations	—	—	151,075	151,808
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	42,019	43,570
Government agency collateralized mortgage obligations	—	—	4,553	4,826
Other debt securities	—	—	16,999	17,494
Other equity securities	—	—	2,331	3,660
	$470,597	$486,624	$541,734	$545,797

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2015
Obligations of other U.S. Government agencies and corporations	5	$11,478	$(24)	21	$96,177	$(933)	26	$107,655	$(957)
Obligations of states and political subdivisions	8	6,117	(38)	7	4,091	(87)	15	10,208	(125)
Total	13	$17,595	$(62)	28	$100,268	$(1,020)	41	117,863	$(1,082)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	2	$1,000	$(1)	26	$119,174	$(2,914)	28	$120,174	$(2,915)
Obligations of states and political subdivisions	3	3,353	(29)	16	10,052	(169)	19	13,405	(198)
Total	5	$4,353	$(30)	42	$129,226	$(3,083)	47	$133,579	$(3,113)
Available for Sale:
March 31, 2015
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,948	$(52)	1	$3,948	$(52)
Residential mortgage backed securities:
Government agency mortgage backed securities	3	7,688	(15)	9	31,928	(471)	12	39,616	(486)
Government agency collateralized mortgage obligations	1	2,194	(2)	16	60,066	(1,396)	17	62,260	(1,398)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	2	5,863	(32)	2	5,863	(32)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,930	(6,010)	3	18,930	(6,010)
Other debt securities	0	—	—	2	4,186	(42)	2	4,186	(42)
Total	4	$9,882	$(17)	33	$124,921	$(8,003)	37	$134,803	$(8,020)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,881	$(119)	1	$3,881	$(119)
Residential mortgage backed securities:
Government agency mortgage backed securities	3	18,924	(39)	13	49,612	(793)	16	68,536	(832)
Government agency collateralized mortgage obligations	6	32,169	(138)	18	65,552	(2,385)	24	97,721	(2,523)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	3	10,651	(137)	3	10,651	(137)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,503	(6,781)	3	18,503	(6,781)
Other debt securities	0	—	—	2	4,175	(74)	2	4,175	(74)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	9	$51,093	$(177)	40	$152,374	$(10,289)	49	$203,467	$(10,466)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio on account of the decrease in interest rates from the prior year and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three month period ending March 31, 2015 or 2014.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $26,057 and $26,400 and a fair value of $20,126 and $19,756, at March 31, 2015 and December 31, 2014, respectively. The investments in pooled trust preferred securities consist of four securities representing interests in various tranches of trusts collateralized by debt issued by over 310 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At March 31, 2015, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all four trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three months ended March 31, 2015.
The Company's analysis of the pooled trust preferred securities during the second quarter of 2014 supported a return to accrual status for two of the four securities (XIII and XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, one of the remaining securities (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date, and, although the Company has received principal payments from the fourth security (XXVI), the Company's analysis of the qualitative and quantitative factors described above does not justify a return to accrual status at this time. As a result, pooled trust preferred securities XXIV and XXVI remain classified as nonaccruing assets at March 31, 2015, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2015:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XIII	Pooled	B-2	$1,117	$1,196	$79	B3	27%
XXIII	Pooled	B-2	8,630	6,093	(2,537)	Baa3	18%
XXIV	Pooled	B-2	12,076	9,447	(2,629)	Ca	28%
XXVI	Pooled	B-2	4,234	3,390	(844)	B3	24%
			$26,057	$20,126	$(5,931)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	2015	2014
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at March 31	$(3,337)	$(3,337)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	March 31, 2015	December 31, 2014
Commercial, financial, agricultural	$474,788	$483,283
Lease financing	11,863	10,427
Real estate – construction	201,449	212,061
Real estate – 1-4 family mortgage	1,239,455	1,236,360
Real estate – commercial mortgage	1,938,994	1,956,914
Installment loans to individuals	87,415	89,142
Gross loans	3,953,964	3,988,187
Unearned income	(303)	(313)
Loans, net of unearned income	3,953,661	3,987,874
Allowance for loan losses	(42,302)	(42,289)
Net loans	$3,911,359	$3,945,585

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2015
Commercial, financial, agricultural	$684	$1,506	$471,674	$473,864	$34	$545	$345	$924	$474,788
Lease financing	—	—	11,441	11,441	—	422	—	422	11,863
Real estate – construction	71	37	201,070	201,178	—	271	—	271	201,449
Real estate – 1-4 family mortgage	7,806	1,852	1,216,794	1,226,452	309	5,244	7,450	13,003	1,239,455
Real estate – commercial mortgage	9,655	7,417	1,899,224	1,916,296	1,063	12,714	8,921	22,698	1,938,994
Installment loans to individuals	366	17	86,964	87,347	—	59	9	68	87,415
Unearned income	—	—	(303)	(303)	—	—	—	—	(303)
Total	$18,582	$10,829	$3,886,864	$3,916,275	$1,406	$19,255	$16,725	$37,386	$3,953,661
December 31, 2014
Commercial, financial, agricultural	$1,113	$636	$480,332	$482,081	$16	$820	$366	$1,202	$483,283
Lease financing	462	—	9,965	10,427	—	—	—	—	10,427
Real estate – construction	—	37	211,860	211,897	—	164	—	164	212,061
Real estate – 1-4 family mortgage	8,398	2,382	1,212,214	1,222,994	355	4,604	8,407	13,366	1,236,360
Real estate – commercial mortgage	6,924	7,637	1,912,758	1,927,319	1,826	16,928	10,841	29,595	1,956,914
Installment loans to individuals	269	21	88,782	89,072	—	59	11	70	89,142
Unearned income	—	—	(313)	(313)	—	—	—	—	(313)
Total	$17,166	$10,713	$3,915,598	$3,943,477	$2,197	$22,575	$19,625	$44,397	$3,987,874

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at March 31, 2015 or December 31, 2014. The outstanding balance of restructured loans on nonaccrual status was $9,484 and $11,392 at March 31, 2015 and December 31, 2014, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2015
Commercial, financial, agricultural	$5,722	$944	$1,936	$2,880	$1,095
Real estate – construction	104	104	—	104	5
Real estate – 1-4 family mortgage	21,043	13,783	3,115	16,898	4,841
Real estate – commercial mortgage	78,688	25,267	24,583	49,850	4,459
Installment loans to individuals	—	—	—	—	—
Total	$105,557	$40,098	$29,634	$69,732	$10,400
December 31, 2014
Commercial, financial, agricultural	$4,871	$984	$1,375	$2,359	$171
Real estate – construction	164	164	—	164	—
Real estate – 1-4 family mortgage	31,906	18,401	7,295	25,696	4,824
Real estate – commercial mortgage	90,196	29,079	28,784	57,863	5,767
Installment loans to individuals	397	21	51	72	—
Totals	$127,534	$48,649	$37,505	$86,154	$10,762

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$4,416	$8	$7,745	$5
Real estate – construction	104	—	2,037	2
Real estate – 1-4 family mortgage	17,636	72	27,754	34
Real estate – commercial mortgage	55,420	274	91,277	64
Installment loans to individuals	—	—	—	—
Total	$77,576	$354	$128,813	$105
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
The following table presents restructured loans segregated by class as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2015
Commercial, financial, agricultural	2	$507	$489
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	51	6,177	5,402
Real estate – commercial mortgage	23	17,067	15,442
Installment loans to individuals	—	—	—
Total	76	$23,751	$21,333
December 31, 2014
Commercial, financial, agricultural	2	$507	$507
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	35	5,212	4,567
Real estate – commercial mortgage	16	10,590	9,263
Installment loans to individuals	—	—	—
Total	53	$16,309	$14,337

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2015	53	$14,337
Additional loans with concessions	25	7,508
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	(2)	(411)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(101)
Lapse of concession period	—	—
Totals at March 31, 2015	76	$21,333

The allocated allowance for loan losses attributable to restructured loans was $1,332 and $1,547 at March 31, 2015 and December 31, 2014, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2015 or December 31, 2014.
Credit Quality
For loans originated for commercial purposes, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Watch” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 6 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to the related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
March 31, 2015
Commercial, financial, agricultural	$333,160	$6,731	$2,259	$342,150
Real estate – construction	142,470	556	—	143,026
Real estate – 1-4 family mortgage	124,635	3,497	12,981	141,113
Real estate – commercial mortgage	1,396,707	21,748	28,995	1,447,450
Installment loans to individuals	624	—	—	624
Total	$1,997,596	$32,532	$44,235	$2,074,363
December 31, 2014
Commercial, financial, agricultural	$337,998	$5,255	$1,451	$344,704
Real estate – construction	150,683	855	—	151,538
Real estate – 1-4 family mortgage	122,608	6,079	11,479	140,166
Real estate – commercial mortgage	1,389,787	31,109	33,554	1,454,450
Installment loans to individuals	1,402	—	—	1,402
Total	$2,002,478	$43,298	$46,484	$2,092,260

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

	Performing	Non- Performing	Total
March 31, 2015
Commercial, financial, agricultural	$111,612	$369	$111,981
Lease financing	11,560	—	11,560
Real estate – construction	58,220	203	58,423
Real estate – 1-4 family mortgage	1,016,755	1,295	1,018,050
Real estate – commercial mortgage	273,285	1,408	274,693
Installment loans to individuals	83,126	39	83,165
Total	$1,554,558	$3,314	$1,557,872
December 31, 2014
Commercial, financial, agricultural	$114,996	$179	$115,175
Lease financing	10,114	—	10,114
Real estate – construction	60,323	200	60,523
Real estate – 1-4 family mortgage	1,010,645	2,730	1,013,375
Real estate – commercial mortgage	266,867	1,352	268,219
Installment loans to individuals	83,744	39	83,783
Total	$1,546,689	$4,500	$1,551,189

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
March 31, 2015
Commercial, financial, agricultural	$—	$3,917	$16,740	$20,657
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	420	42,338	37,534	80,292
Real estate – commercial mortgage	7,376	71,688	137,787	216,851
Installment loans to individuals	—	34	3,592	3,626
Total	$7,796	$117,977	$195,653	$321,426
December 31, 2014
Commercial, financial, agricultural	$—	$6,684	$16,720	$23,404
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	420	43,597	38,802	82,819
Real estate – commercial mortgage	7,584	84,720	141,941	234,245
Installment loans to individuals	—	36	3,921	3,957
Total	$8,004	$135,037	$201,384	$344,425

The references in the table above and elsewhere in these Notes to "covered loans" and "not covered loans" (as well as to "covered OREO" and "not covered OREO") refer to loans (or OREO, as applicable) covered and not covered, respectively, by loss-share agreements with the FDIC. See Note E, "FDIC Loss-Share Indemnification Asset," below for more information.

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at March 31, 2015:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$29,901	$141,917	$275,703	$447,521
Nonaccretable difference(1)	(22,104)	(21,766)	(52,137)	(96,007)
Cash flows expected to be collected	7,797	120,151	223,566	351,514
Accretable yield(2)	(1)	(2,174)	(27,913)	(30,088)
Fair value	$7,796	$117,977	$195,653	$321,426

(1)	Represents contractual principal and interest cash flows of $90,475 and $5,532, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $2,354 expected to be collected and purchase discount of $27,734.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2015	$(1)	$(2,623)	$(29,809)	$(32,433)
Reclasses from nonaccretable difference	(23)	(1,160)	276	(907)
Accretion	23	1,609	1,481	3,113
Chargeoff	—	—	139	139
Balance at March 31, 2015	$(1)	$(2,174)	$(27,913)	$(30,088)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value of loans acquired from First M&F Corporation ("First M&F") as of the September 1, 2013 acquisition date.

At acquisition date:	September 1, 2013
Contractually-required principal and interest	$1,112,979
Nonaccretable difference	70,334
Cash flows expected to be collected	1,042,645
Accretable yield	143,409
Fair value	$899,236

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(235)	—	(485)	(633)	(50)	(1,403)
Recoveries	35	6	155	112	33	341
Net (charge-offs) recoveries	(200)	6	(330)	(521)	(17)	(1,062)
Provision for loan losses	1,027	(63)	618	(887)	37	732
Benefit attributable to FDIC loss-share agreements	(25)	—	—	(101)	—	(126)
Recoveries payable to FDIC	2	1	208	258	—	469
Provision for loan losses charged to operations	1,004	(62)	826	(730)	37	1,075
Ending balance	$4,109	$1,359	$14,045	$21,508	$1,281	$42,302
Period-End Amount Allocated to:
Individually evaluated for impairment	$—	$—	$4,227	$2,293	$—	$6,520
Collectively evaluated for impairment	2,911	1,359	9,541	18,102	1,280	33,193
Acquired with deteriorated credit quality	1,198	—	277	1,113	1	2,589
Ending balance	$4,109	$1,359	$14,045	$21,508	$1,281	$42,302

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(119)	—	(887)	(60)	(231)	(1,297)
Recoveries	37	5	151	30	7	230
Net (charge-offs) recoveries	(82)	5	(736)	(30)	(224)	(1,067)
Provision for loan losses	183	13	496	480	243	1,415
Benefit attributable to FDIC loss-share agreements	(68)	—	(69)	5	—	(132)
Recoveries payable to FDIC	5	—	158	4	—	167
Provision for loan losses charged to operations	120	13	585	489	243	1,450
Ending balance	$3,128	$1,109	$18,478	$24,147	$1,186	$48,048
Period-End Amount Allocated to:
Individually evaluated for impairment	$253	$—	$7,285	$7,724	$—	$15,262
Collectively evaluated for impairment	2,665	1,002	10,823	14,133	1,184	29,807
Acquired with deteriorated credit quality	210	107	370	2,290	2	2,979
Ending balance	$3,128	$1,109	$18,478	$24,147	$1,186	$48,048

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
March 31, 2015
Individually evaluated for impairment	$944	$104	$13,783	$25,267	$—	$40,098
Collectively evaluated for impairment	453,187	201,345	1,145,380	1,696,876	95,349	3,592,137
Acquired with deteriorated credit quality	20,657	—	80,292	216,851	3,626	321,426
Ending balance	$474,788	$201,449	$1,239,455	$1,938,994	$98,975	$3,953,661
December 31, 2014
Individually evaluated for impairment	$984	$164	$18,401	$29,079	$21	$48,649
Collectively evaluated for impairment	458,895	211,897	1,135,140	1,693,590	95,278	3,594,800
Acquired with deteriorated credit quality	23,404	—	82,819	234,245	3,957	344,425
Ending balance	$483,283	$212,061	$1,236,360	$1,956,914	$99,256	$3,987,874

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
March 31, 2015
Residential real estate	$753	$3,482	$4,235
Commercial real estate	1,904	11,288	13,192
Residential land development	491	4,235	4,726
Commercial land development	1,177	8,356	9,533
Total	$4,325	$27,361	$31,686
December 31, 2014
Residential real estate	$657	$4,549	$5,206
Commercial real estate	470	9,179	9,649
Residential land development	2,445	4,990	7,435
Commercial land development	2,796	9,386	12,182
Total	$6,368	$28,104	$34,472

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2015	$6,368	$28,104	$34,472
Transfers of loans	2,557	3,053	5,610
Impairments(1)	(68)	(428)	(496)
Dispositions	(4,479)	(3,379)	(7,858)
Other	(53)	11	(42)
Balance at March 31, 2015	$4,325	$27,361	$31,686

(1)
Of the total impairment charges of $68 recorded for covered OREO, $14 was included in the Consolidated Statements of Income for the three months ended March 31, 2015, while the remaining $54 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Repairs and maintenance	$193	$781
Property taxes and insurance	236	241
Impairments	442	838
Net gains on OREO sales	(288)	(114)
Rental income	(51)	(45)
Total	$532	$1,701

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2015	$12,516
Changes in expected cash flows from initial estimates on:
Covered Loans	(1,503)
Covered OREO	(31)
Reimbursable expenses	163
Accretion	—
Reimbursements received from the FDIC	(2,211)

Balance at March 31, 2015	$8,934

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three months ended March 31, 2015 or 2014.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2015	$11,662
Capitalization	649
Amortization	(432)

Balance at March 31, 2015	$11,879

Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2015 are as follows:

Unpaid principal balance	$1,212,711

Weighted-average prepayment speed (CPR)	8.98%
Estimated impact of a 10% increase	$(1,112)
Estimated impact of a 20% increase	(1,532)

Discount rate	10.76%
Estimated impact of a 10% increase	$(1,043)
Estimated impact of a 20% increase	(1,395)

Weighted-average coupon interest rate	3.84%
Weighted-average servicing fee (basis points)	25.04
Weighted-average remaining maturity (in months)	291

Note G - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company also provides retiree health benefits for certain employees who were employed by the Company and enrolled in the Company's health plan as of December 31, 2004. To receive benefits, an eligible employee must retire from service with the Company and its affiliates between age 55 and 65 and be credited with at least 15 years of service

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

or with 70 points, determined as the sum of age and service at retirement. The Company periodically determines the portion of the premium to be paid by each eligible retiree and the portion to be paid by the Company. Coverage ceases when an employee attains age 65 and is eligible for Medicare. The Company also provides life insurance coverage for each retiree in the face amount of $5 until age 70. Retirees can purchase additional insurance or continue coverage beyond age 70 at their sole expense.
The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$—	$—	$4	$6
Interest cost	271	318	15	23
Expected return on plan assets	(511)	(539)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	73	45	20	27
Net periodic benefit (return) cost	$(167)	$(176)	$39	$56

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three months ended March 31, 2015 and 2014.

The following table summarizes the changes in stock options as of and for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	830,950	$18.70
Granted	—	—
Exercised	(8,374)	17.92
Forfeited	(7,500)	30.63
Options outstanding at end of period	815,076	$18.60

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2015:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	38,336	$27.26
Awarded	81,950	28.93	24,450	28.93
Vested	—	—	—	—
Cancelled	—	—	—	—
Nonvested at end of period	81,950	$28.93	62,786	$28.21
During the three months ended March 31, 2015, the Company reissued 59,792 shares from treasury in connection with the exercise of stock options and award of restricted stock. The Company recorded total stock-based compensation expense of $864 and $871 for the three months ended March 31, 2015 and 2014, respectively.

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
The following table provides financial information for the Company’s operating segments for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2015
Net interest income	$49,593	$69	$415	$(1,235)	$48,842
Provision for loan losses	1,075	—	—	—	1,075
Noninterest income	17,136	2,395	2,364	9	21,904
Noninterest expense	43,691	1,621	1,894	208	47,414
Income (loss) before income taxes	21,963	843	885	(1,434)	22,257
Income taxes	7,256	320	—	(559)	7,017
Net income (loss)	$14,707	$523	$885	$(875)	$15,240

Total assets	$5,800,703	$19,960	$43,958	$17,228	$5,881,849
Goodwill	271,938	2,767	—	—	274,705

Three months ended March 31, 2014
Net interest income	$50,636	$63	$311	$(1,039)	$49,971
Provision for loan losses	1,389	—	61	—	1,450
Noninterest income	14,083	2,393	2,116	24	18,616
Noninterest expense	44,125	1,474	1,868	178	47,645
Income (loss) before income taxes	19,205	982	498	(1,193)	19,492
Income taxes	5,978	380	—	(463)	5,895
Net income (loss)	$13,227	$602	$498	$(730)	$13,597

Total assets	$5,826,289	$17,442	$44,345	$14,755	$5,902,831
Goodwill	273,387	2,757	—	—	276,144

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,231	$—	$6,231
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	298,082	—	298,082
Government agency collateralized mortgage obligations	—	151,808	—	151,808
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	43,570	—	43,570
Government agency collateralized mortgage obligations	—	4,826	—	4,826
Trust preferred securities	—	—	20,126	20,126
Other debt securities	—	17,494	—	17,494
Other equity securities	—	3,660	—	3,660
Total securities available for sale	—	525,671	20,126	545,797
Derivative instruments:
Interest rate swaps	—	—	—	—
Interest rate contracts	—	3,086	—	3,086
Interest rate lock commitments	—	4,293	—	4,293
Forward commitments	—	44	—	44
Total derivative instruments	—	7,423	—	7,423
Mortgage loans held for sale	—	102,780	—	102,780
Total financial assets	$—	$635,874	$20,126	$656,000
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$4,931	$—	$4,931
Interest rate contracts	—	3,086	—	3,086
Interest rate lock commitments	—	4	—	4
Forward commitments	—	917	—	917
Total derivative instruments	—	8,938	—	8,938
Total financial liabilities	$—	$8,938	$—	$8,938

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,147	$—	$6,147
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	296,359	—	296,359
Government agency collateralized mortgage obligations	—	157,436	—	157,436
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	47,185	—	47,185
Government agency collateralized mortgage obligations	—	5,172	—	5,172
Trust preferred securities	—	—	19,756	19,756
Other debt securities	—	17,930	—	17,930
Other equity securities	—	3,599	—	3,599
Total securities available for sale	—	533,828	19,756	553,584
Derivative instruments:
Interest rate swap	—	—	—	—
Interest rate contracts	—	2,142	—	2,142
Interest rate lock commitments	—	1,584	—	1,584
Forward commitments	—	5	—	5
Total derivative instruments	—	3,731	—	3,731
Mortgage loans held for sale	—	25,628	—	25,628
Total financial assets	$—	$563,187	$19,756	$582,943
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,847	$—	$3,847
Interest rate contracts	—	2,143	—	2,143
Interest rate lock commitments	—	—	—	—
Forward commitments	—	303	—	303
Total derivative instruments	—	6,293	—	6,293
Total financial liabilities	$—	$6,293	$—	$6,293

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2015 and 2014, respectively:

	Securities available for sale
Three Months Ended March 31, 2015	Trust preferred securities	Total
Balance at January 1, 2015	$19,756	$19,756
Accretion included in net income	8	8
Unrealized gains included in other comprehensive income	716	716
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	(354)	(354)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at March 31, 2015	$20,126	$20,126

	Securities available for sale
Three Months Ended March 31, 2014	Trust preferred securities	Total
Balance at January 1, 2014	$17,671	$17,671
Accretion included in net income	—	—
Unrealized gains included in other comprehensive income	1,724	1,724
Reclassification adjustment	—	—
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	(17)	(17)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at March 31, 2014	$19,378	$19,378

For the three months ended March 31, 2015 and 2014, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of March 31, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$20,126	Discounted cash flows	Default rate	0-100%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$6,979	$6,979
OREO	—	—	3,048	3,048
Total	$—	$—	$10,027	$10,027

December 31, 2014	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$12,360	$12,360
OREO	—	—	4,460	4,460
Total	$—	$—	$16,820	$16,820

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three months ended March 31, 2015 and 2014, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $7,662 and $13,349 at March 31, 2015 and December 31, 2014, respectively, and a specific reserve for these loans of $683 and $989 was included in the allowance for loan losses as of such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	March 31, 2015	December 31, 2014
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$291	$3,162
Impairment recognized in results of operations	(14)	(185)
Increase in FDIC loss-share indemnification asset	(54)	(742)
Receivable from other guarantor	—	(422)
Fair value	$223	$1,813
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$3,253	$3,513
Impairment recognized in results of operations	(428)	(866)
Fair value	$2,825	$2,647

The following table presents information as of March 31, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$6,979	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	3,048	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $27 and net losses of $64 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2015 and three months ended March 31, 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

March 31, 2015	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$102,780	$102,382	$398
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of March 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$174,379	$174,379	$—	$—	$174,379
Securities held to maturity	470,597	—	486,624	—	486,624
Securities available for sale	545,797	—	525,671	20,126	545,797
Mortgage loans held for sale	102,780	—	102,780	—	102,780
Loans covered under loss-share agreements	125,773	—	—	126,337	126,337
Loans not covered under loss-share agreements, net	3,827,888	—	—	3,745,570	3,745,570
FDIC loss-share indemnification asset	8,934	—	—	8,934	8,934
Mortgage servicing rights	11,879	—	—	12,213	12,213
Derivative instruments	7,423	—	7,423	—	7,423
Financial liabilities
Deposits	$4,942,769	$3,372,943	$1,227,259	$—	$4,600,202
Short-term borrowings	6,732	6,732	—	—	6,732
Federal Home Loan Bank advances	60,671	—	79,994	—	79,994
Junior subordinated debentures	94,684	—	80,971	—	80,971
Derivative instruments	8,938	—	8,938	—	8,938

		Fair Value
As of December 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$161,583	$161,583	$—	$—	$161,583
Securities held to maturity	430,163	—	442,488	—	442,488
Securities available for sale	553,584	—	533,828	19,756	553,584
Mortgage loans held for sale	25,628	—	25,628	—	25,628
Loans covered under loss-share agreements	143,041	—	—	143,487	143,487
Loans not covered under loss-share agreements, net	3,844,833	—	—	3,751,727	3,751,727
FDIC loss-share indemnification asset	12,516	—	—	12,516	12,516
Mortgage servicing rights	11,662	—	—	12,378	12,378
Derivative instruments	3,731	—	3,731	—	3,731
Financial liabilities
Deposits	$4,838,418	$3,532,266	$1,309,421	$—	$4,841,687
Short-term borrowings	32,403	32,403	—	—	32,403
Federal Home Loan Bank advances	61,611	—	92,532	—	92,532
Junior subordinated debentures	94,574	—	80,971	—	80,971
Derivative instruments	6,293	—	6,293	—	6,293

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2015 and December 31, 2014, and no impairment charges were recognized in earnings for the three or three months ended March 31, 2015 and 2014, respectively.
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

Note J – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2015, the Company had notional amounts of $72,110 on interest rate contracts with corporate customers and $72,110 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In June 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are each accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate of 3.593% and 3.738%, respectively, and will receive a variable interest rate based on the three-month LIBOR, with quarterly net settlements.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $166,308 and $62,288 at March 31, 2015 and December 31, 2014, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $155,000 and $52,000 at March 31, 2015 and December 31, 2014, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,086	$2,142
Interest rate lock commitments	Other Assets	4,293	1,584
Forward commitments	Other Assets	44	5
Totals		$7,423	$3,731
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$4,931	$3,847
Totals		$4,931	$3,847
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$3,086	$2,143
Interest rate lock commitments	Other Liabilities	4	—
Forward commitments	Other Liabilities	917	303
Totals		$4,007	$2,446

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$557	$779
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	2,705	566
Forward commitments
Included in gains on sales of mortgage loans held for sale	(575)	189
Total	$2,687	$1,534

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2015 and 2014. The impact on other comprehensive income for the three months ended March 31, 2015 and 2014, can be seen at Note K, "Other Comprehensive Income."

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Gross amounts recognized	$44	$5	$7,678	$5,182
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	44	5	7,678	5,182
Gross amounts not offset in the consolidated balance sheets
Financial instruments	44	5	44	5
Financial collateral pledged	—	—	6,761	4,879
Net amounts	$—	$—	$873	$298

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2015
Securities available for sale:
Unrealized holding gains on securities	$4,249	$1,625	$2,624
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(51)	(19)	(32)
Total securities available for sale	4,198	1,606	2,592
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,084)	(415)	(669)
Total derivative instruments	(1,084)	(415)	(669)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	93	36	57
Total defined benefit pension and post-retirement benefit plans	93	36	57
Total other comprehensive income	$3,207	$1,227	$1,980
Three months ended March 31, 2014
Securities available for sale:
Unrealized holding gains on securities	$4,509	$1,725	$2,784
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(71)	(27)	(44)
Total securities available for sale	4,438	1,698	2,740
Derivative instruments:
Unrealized holding losses on derivative instruments	(679)	(260)	(419)
Total derivative instruments	(679)	(260)	(419)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	73	28	45
Total defined benefit pension and post-retirement benefit plans	73	28	45
Total other comprehensive income	$3,832	$1,466	$2,366

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	March 31, 2015	December 31, 2014
Unrealized gains on securities	$20,351	$17,759
Non-credit related portion of other-than-temporary impairment on securities	(17,474)	(17,474)
Unrealized losses on derivative instruments	(2,303)	(1,633)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,192)	(6,250)
Total accumulated other comprehensive loss	$(5,618)	$(7,598)

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

	Three Months Ended
	March 31,
	2015	2014
Basic
Net income applicable to common stock	$15,240	$13,597
Average common shares outstanding	31,576,275	31,436,148
Net income per common share - basic	$0.48	$0.43
Diluted
Net income applicable to common stock	$15,240	$13,597
Average common shares outstanding	31,576,275	31,436,148
Effect of dilutive stock-based compensation	239,435	232,214
Average common shares outstanding - diluted	31,815,710	31,668,362
Net income per common share - diluted	$0.48	$0.43

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Number of shares	2,568	107,396
Range of exercise prices	$29.57 - $29.67	$17.63 - $29.67

Note M – Mergers and Acquisitions

Definitive merger agreement with Heritage Financial Group, Inc.

On December 10, 2014, the Company and Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South, a Georgia savings bank, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire Heritage in an all-stock merger. As of March 31, 2015, the transaction will add to the Company approximately $1,807,828 in assets, $1,104,261 in loans and $1,394,111 in deposits, and 48 banking, mortgage and investment offices in Alabama, Georgia and Florida as of December 31, 2014, inclusive of Heritage’s acquisition of a branch in Norcross, Georgia with $37,000 in loans and $107,000 in deposits that was completed on January 20, 2015. All required regulatory approval was received during the first quarter of 2015. Consummation of the merger is subject to the receipt of approval from the Company’s and Heritage’s shareholders.

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

FDIC-Assisted Acquisition

On February 4, 2011, the Bank entered into a purchase and assumption agreement with loss-share agreements with the FDIC to acquire specified assets and assume specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”). American Trust operated 3 branches in the northwest region of Georgia. In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $73,657 of American Trust loans(the “covered ATB loans”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered ATB loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered ATB loans. The claim periods to submit losses to the FDIC for reimbursement ends February 5, 2016 for nonsingle family ATB loans and February 28, 2021 for single family, ATB loans.

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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of March 31:

	2015		2014
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$539,523	9.74%	$483,738	8.56%
Common Equity Tier 1 Capital to Risk-Weighted Assets	448,027	10.35%	—	—%
Tier 1 Capital to Risk-Weighted Assets	539,523	12.47%	483,738	11.54%
Total Capital to Risk-Weighted Assets	584,916	13.51%	532,549	12.70%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$523,505	9.48%	$467,944	8.30%
Common Equity Tier 1 Capital to Risk-Weighted Assets	523,505	12.13%	—	—%
Tier 1 Capital to Risk-Weighted Assets	523,505	12.13%	467,944	11.24%
Total Capital to Risk-Weighted Assets	568,326	13.16%	515,993	12.39%

In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”) that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement (“CET1”), a higher minimum Tier 1 capital requirement and other items affecting the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The new CET1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. When the Basel III Rules are fully phased in in 2019, banks will be required to have CET1 capital of 4.5%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.

Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios has been adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and Renasant Bank:

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
The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to Renasant Corporation or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2015 compared to December 31, 2014.
Assets
Total assets were $5,881,849 at March 31, 2015 compared to $5,805,129 at December 31, 2014.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2015	Percentage of Portfolio	December 31, 2014	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$171,820	16.90%	$131,228	13.34%
Obligations of states and political subdivisions	305,008	30.01	305,082	31.01
Mortgage-backed securities	498,286	49.03	506,152	51.45
Trust preferred securities	20,126	1.98	19,756	2.01
Other debt securities	17,494	1.72	17,930	1.82
Other equity securities	3,660	0.36	3,599	0.37
	$1,016,394	100.00%	$983,747	100.00%

The balance of our securities portfolio at March 31, 2015 increased $32,647 to $1,016,394 from $983,747 at December 31, 2014. During the three months ended March 31, 2015, we purchased $68,475 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 19.93% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 73.02% and 7.05%, respectively, of total securities purchased in the first quarter of 2015. There were no securities sold during the first three months of 2015. Proceeds from maturities, calls and sales of securities during the first three months of 2015 totaled $38,736.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $26,057 and $26,400 and a fair value of $20,126 and $19,756 at March 31, 2015 and December 31, 2014, respectively. The investment in pooled trust preferred securities consists of four securities representing interests in various tranches of trusts collateralized by debt issued by over 310 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the first quarter of 2015 or 2014. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2014 supported a return to accrual status for two of the four securities. An observed history of interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities going forward. However, one of the remaining two securities is still in "payment in kind" status where interest payments are not expected until a future date, and, although the Company has received principal payments from the other security, the Company's analysis of the qualitative and quantitative factors described above does not justify a return to accrual status at this time. As a result, these two securities remain classified as nonaccruing with investment interest recorded on the cash-basis method. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
Loans

The table below sets forth the balance of loans outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2015	Percentage of Total Loans	December 31, 2014	Percentage of Total Loans
Commercial, financial, agricultural	$474,788	12.01%	$483,283	12.12%
Lease financing	11,560	0.30	10,114	0.26
Real estate – construction	201,449	5.10	212,061	5.32
Real estate – 1-4 family mortgage	1,239,455	31.35	1,236,360	31.00
Real estate – commercial mortgage	1,938,994	49.04	1,956,914	49.07
Installment loans to individuals	87,415	2.21	89,142	2.23
Total loans, net of unearned income	$3,953,661	100.01%	$3,987,874	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2015, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at March 31, 2015 were $3,953,661, a decrease of $34,213 from $3,987,874 at December 31, 2014. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $125,773 at March 31, 2015, a decrease of $17,268, or 12.07%, compared to $143,041 at December 31, 2014. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Renasant Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on July 31, 2020 for loans acquired from Crescent Bank & Trust Company ("Crescent") and February 28, 2021 for loans acquired from American Trust Bank ("American Trust"), and on commercial loans for five years, which ends July 25, 2015 for Crescent loans and February 5, 2016 for American Trust loans.
Loans not covered under loss-share agreements with the FDIC at March 31, 2015 were $3,827,888, compared to $3,844,833 at December 31, 2014. Loans acquired in connection with the Company's acquisition of First M&F Corporation ("First M&F") totaled $553,574 at March 31, 2015 compared to $577,347 at December 31, 2014. Excluding the loans acquired from First M&F, non-acquired loans increased $6,828 during the three months ended March 31, 2015. The increase in non-acquired loans was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by our de novo expansion. Loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributed $18,729 of the total increase in loans from December 31, 2014.

The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	March 31, 2015
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$418,752	$3,917	$52,119	$474,788
Lease financing	11,560	—	—	11,560
Real estate – construction:
Residential	97,555	—	363	97,918
Commercial	103,411	—	120	103,531
Condominiums	—	—	—	—
Total real estate – construction	200,966	—	483	201,449
Real estate – 1-4 family mortgage:
Primary	559,753	15,435	117,598	692,786
Home equity	264,752	7,845	30,077	302,674
Rental/investment	159,405	15,586	21,090	196,081
Land development	41,354	3,892	2,668	47,914
Total real estate – 1-4 family mortgage	1,025,264	42,758	171,433	1,239,455
Real estate – commercial mortgage:
Owner-occupied	656,992	37,963	164,137	859,092
Non-owner occupied	768,689	29,454	134,700	932,843
Land development	117,025	11,647	18,387	147,059
Total real estate – commercial mortgage	1,542,706	79,064	317,224	1,938,994
Installment loans to individuals	75,066	34	12,315	87,415
Total loans, net of unearned income	$3,274,314	$125,773	$553,574	$3,953,661

	December 31, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$418,501	$6,684	$58,098	$483,283
Lease financing	10,114	—	—	10,114
Real estate – construction:
Residential	92,183	—	1,090	93,273
Commercial	116,129	—	134	116,263
Condominiums	2,525	—	—	2,525
Total real estate – construction	210,837	—	1,224	212,061
Real estate – 1-4 family mortgage:
Primary	563,750	15,827	122,158	701,735
Home equity	256,321	8,875	30,840	296,036
Rental/investment	153,230	15,618	22,031	190,879
Land development	41,111	3,697	2,902	47,710
Total real estate – 1-4 family mortgage	1,014,412	44,017	177,931	1,236,360
Real estate – commercial mortgage:
Owner-occupied	649,402	47,658	168,301	865,361
Non-owner occupied	775,364	29,737	139,327	944,428
Land development	114,184	14,909	18,032	147,125
Total real estate – commercial mortgage	1,538,950	92,304	325,660	1,956,914
Installment loans to individuals	74,672	36	14,434	89,142
Total loans, net of unearned income	$3,267,486	$143,041	$577,347	$3,987,874

Mortgage loans held for sale were $102,780 at March 31, 2015 compared to $25,628 at December 31, 2014. Originations of mortgage loans to be sold totaled $185,595 in the three months ended March 31, 2015 compared to $104,353 for the same period in 2014. Beginning in the second quarter of 2013 and continuing through the third quarter of 2014, mortgage rates increased from the historically low levels seen through early 2013, resulting in a slowdown in originations during this timeframe. Mortgage rates declined in the fourth quarter of 2014 and continued to remain low during the first quarter of 2015 prompting mortgage originations to increase.

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
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $4,942,769 and $4,838,418 at March 31, 2015 and December 31, 2014, respectively. Noninterest-bearing deposits were $959,351 and $919,872 at March 31, 2015 and December 31, 2014, respectively, while interest-bearing deposits were $3,983,418 and $3,918,546 at March 31, 2015 and December 31, 2014, respectively. The increase in noninterest-bearing deposits at March 31, 2015 as compared to December 31, 2014 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $386,255 at March 31, 2015 representing an increase of $1,139 from December 31, 2014.

Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $723,404 and $654,423 at March 31, 2015 and December 31, 2014, respectively.

Deposits in our Alabama and Tennessee markets decreased $33,642 and $2,154, respectively, at March 31, 2015 from December 31, 2014. Deposits in our Mississippi markets increased $36,935 at March 31, 2015 from December 31, 2014.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There was $6,732 of short-term borrowings, consisting solely of security repurchase agreements, on the balance sheet at March 31, 2015, which is a decrease of $25,671 from December 31, 2014.

At March 31, 2015, long-term debt totaled $155,581 compared to $156,422 at December 31, 2014. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. FHLB advances were $60,671 and $61,611 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, $5,503 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,571,161 of availability on unused lines of credit with the FHLB at March 31, 2015 compared to $1,592,550 at December 31, 2014. The cost of our FHLB advances was 4.16% and 4.19% for the first three months of 2015 and 2014, respectively.

Results of Operations
Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014
Net Income

Net income for the three months ended March 31, 2015 was $15,240 compared to net income of $13,597 for the three months ended March 31, 2014. Basic and diluted earnings per share for the three months ended March 31, 2015 were $0.48 and $0.48, respectively, as compared to $0.43 and $0.43, respectively, for the three months ended March 31, 2014. The increase in net income and earnings per share in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due primarily to continued improvement in our cost of funds, improvement in non interest income while keeping noninterest expense flat and continued improvement in our credit risk profile.

Net Interest Income

Net interest income decreased to $48,842 for the three months ended March 31, 2015 compared to $49,971 for the same period in 2014. On a tax equivalent basis, net interest income was $50,586 for the three months ended March 31, 2015 as compared to $51,605 for the three months ended March 31, 2014. Net interest margin, the tax equivalent net yield on earning assets, decreased one basis point to 4.03% during the three months ended March 31, 2015 compared to 4.04% for the three months ended March 31, 2014. The accelerated accretion on the acquired M&F portfolio increased our loan yield by 6 basis points and increased the net interest margin by 5 basis points for the three months ended March 31, 2015. Accelerated accretion on the M&F loan portfolio increased our loan yield by 27 basis points and increased the net interest margin by 20 basis points for the three months ended March 31, 2014. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$4,020,161	$47,719	4.81%	$3,888,673	$49,767	5.19%
Securities:
Taxable(2)	683,369	4,168	2.47%	712,102	3,977	2.26
Tax-exempt	306,374	3,963	5.25	290,417	3,868	5.40
Interest-bearing balances with banks	83,320	60	0.29	286,877	199	0.28
Total interest-earning assets	5,093,224	55,910	4.45	5,178,069	57,811	4.53
Cash and due from banks	89,582			93,578
Intangible assets	296,682			303,599
FDIC loss-share indemnification asset	10,871			25,309
Other assets	331,399			327,329
Total assets	$5,821,758			$5,927,884
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,311,666	$1,034	0.18%	$2,243,068	$1,135	0.21
Savings deposits	365,658	70	0.08	336,655	72	0.09
Time deposits	1,264,539	2,334	0.75	1,495,022	3,166	0.86
Total interest-bearing deposits	3,941,863	3,438	0.35	4,074,745	4,373	0.44
Borrowed funds	168,758	1,886	4.53	170,091	1,833	4.37
Total interest-bearing liabilities	4,110,621	5,324	0.53	4,244,836	6,206	0.59
Noninterest-bearing deposits	932,011			949,317
Other liabilities	59,439			60,685
Shareholders’ equity	719,687			673,046
Total liabilities and shareholders’ equity	$5,821,758			$5,927,884
Net interest income/net interest margin		$50,586	4.03%		$51,605	4.04%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2015 compared to the same period in 2014:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$1,789	$(3,837)	$(2,048)
Securities:
Taxable	(149)	340	191
Tax-exempt	200	(105)	95
Interest-bearing balances with banks	(147)	8	(139)
Total interest-earning assets	1,693	(3,594)	(1,901)
Interest expense:
Interest-bearing demand deposits	36	(137)	(101)
Savings deposits	9	(11)	(2)
Time deposits	(454)	(378)	(832)
Borrowed funds	(14)	67	53
Total interest-bearing liabilities	(423)	(459)	(882)
Change in net interest income	$2,116	$(3,135)	$(1,019)

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $55,910 for the three months ended March 31, 2015 compared to $57,811 for the same period in 2014. This decrease in interest income, on a tax equivalent basis, is due primarily to lower levels of earning assets as well as smaller amounts of accelerated accretion caused by a slowdown in the number of loan payoffs from the First M&F portfolio. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Loans	78.93%	75.10%	4.81%	5.19%
Securities	19.43	19.36	3.33	3.17
Other	1.64	5.54	0.29	0.28
Total earning assets	100.00%	100.00%	4.45%	4.53%

For the three months ending March 31, 2015, loan income, on a tax equivalent basis, decreased $2,048 to $47,719 from $49,767 in the same period in 2014. The average balance of loans increased $131,488 for the three months ended March 31, 2015 compared to the same period in 2014 due in large part to increased production in the commercial and secondary mortgage loan market. The tax equivalent yield on loans was 4.81% for the three months ending March 31, 2015, a 38 basis point decrease from the same period in 2014. The decrease in loan yields was primarily a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment as well as lower levels of accelerated accretion of nonaccretable difference due to lower levels of payoffs from the First M&F portfolio. The accelerated accretion on the acquired M&F portfolio increased our loan yield by 6 basis points and increased the net interest margin by 5 basis points for the first three months of 2015. Accelerated accretion on the M&F loan portfolio increased our loan yield by 27 basis points and increased the net interest margin by 20 basis points for the three months ended March 31, 2014.

Investment income, on a tax equivalent basis, increased $286 to $8,131 for the three months ended March 31, 2015 from $7,845 for the same period in 2014. The average balance in the investment portfolio for the three months ended March 31, 2015 was $989,743 compared to $1,002,519 for the same period in 2014. The decrease in the average balance of the investment portfolio is attributable to a decrease in short-term investments as well as lower levels of taxable securities. For the three months ended March 31, 2015, the Company maintained lower levels of cash available to invest as a result of our reduction in short term borrowings. The tax equivalent yield on the investment portfolio for the first three months of 2015 was 3.33%, up 16 basis points from the same period in 2014. The increase in yield was primarily the result of a 21 basis point improvement in our taxable securities portfolio.

Interest expense for the three months ended March 31, 2015 was $5,324 as compared to $6,206 for the same period in 2014. The decline in interest expense was due to a modest decrease in the average balance of interest bearing liabilities as well as a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.53% for the three months ended March 31, 2015 as compared to 0.59% for the same period in March 31, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Noninterest-bearing demand	18.48%	18.28%	—%	—%
Interest-bearing demand	45.84	43.18	0.18	0.21
Savings	7.25	6.48	0.08	0.09
Time deposits	25.08	28.78	0.75	0.86
Federal Home Loan Bank advances	1.21	1.44	4.16	4.19
Other borrowed funds	2.14	1.84	4.74	4.47
Total deposits and borrowed funds	100.00%	100.00%	0.43%	0.48%

Interest expense on deposits was $3,438 and $4,373 for the three months ended March 31, 2015 and 2014, respectively. The cost of interest bearing deposits was 0.35% and 0.44% for the same periods. Interest expense on total borrowings was $1,886 and $1,833 for the first three months of 2015 and 2014, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended March 31,
2015	2014
0.38%	0.31%

Noninterest income was $21,904 for the three months ended March 31, 2015 as compared to $18,616 for the same period in 2014. The increase in noninterest income and its related components is primarily attributable to a significant increase in mortgage revenue due to increased production as a result of continued decreases in interest rates and originator hires made in the latter part of 2014.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $5,933 and $5,916 for the three months ended March 31, 2015 and 2014, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,387 for the three months ended March 31, 2015 compared to $4,631 for the same period in 2014.

Fees and commissions increased to $4,894 for the first three months of March 31, 2015 as compared to $4,972 for the same period in 2014. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $796 during the three months ended March 31, 2015 as compared to $1,445 for the same period in 2014 as the Company has lowered the fees it charges in connection with mortgage originations as a result of the competitive environment. Fees associated with debit card usage were $3,073 for the three months ending March 31, 2015 as compared to $2,730 for the same period in 2014.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $1,967 and $1,863 for the three months ended March 31, 2015 and 2014, respectively. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, was $427 and $528 for the three months ended March 31, 2015 and 2014, respectively. The First M&F acquisition is a significant contributing factor to the increase in insurance commissions for 2015.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,190 for the three months ended March 31, 2015 compared to $2,144 for the same period in 2014. The market value of trust assets under management was $2,665,037 and $2,652,207 at March 31, 2015 and March 31, 2014, respectively.

There were no securities sold during the three months ended March 31, 2015 and 2014.

Gains on the sale of mortgage loans held for sale were $4,633 and $1,585 for the three months ended March 31, 2015 and 2014, respectively. Originations of mortgage loans to be sold totaled $185,595 for the three months ended March 31, 2015 as compared to $104,353 for the same period of 2014.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2015	2014
0.81%	0.80%

Noninterest expense was $47,414 and $47,645 for the three months ended March 31, 2015 and 2014, respectively. Merger expense related to the pending acquisition with Heritage Financial Group, Inc. was $478 for the three months ended March 31, 2015 compared to $195 of merger expenses that related to the First M&F acquisition for the same period in 2014.

Salaries and employee benefits decreased $168 to $28,260 for the three months ended March 31, 2015 as compared to $28,428 for the same period in 2014, which reflects management's continued focus on efficiency.

Data processing costs increased to $3,181 in the three months ended March 31, 2015 from $2,695 for the same period in 2014. The increase for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to the addition of mobile banking, which was made available to customers in March 2014, and increased volume on our small business internet banking platform, which was first made available to our customers in November 2013.

Net occupancy and equipment expense for the first three months of 2015 was $5,559, up from $4,847 for the same period in 2014. The increase is attributable to the completion of full service banking facilities and an operations annex location during the fourth quarter of 2014 and the first quarter of 2015.

Expenses related to other real estate owned for the first three months of 2015 were $532 compared to $1,701 for the same period in 2014. Expenses on other real estate owned for the three months ended March 31, 2015 included write downs of $442 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $7,858 was sold during the three months ended March 31, 2015, resulting in a net gain of $288. Expenses on other real estate owned for the three months ended March 31, 2014 included a $838 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $5,573 was sold during the three months ended March 31, 2014, resulting in a net gain of $114.

Professional fees include fees for legal and accounting services. Professional fees were $824 for the three months ended March 31, 2015 as compared to $1,200 for the same period in 2014. While the Company experienced a decrease in professional fees year over year, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,303 for the three months ended March 31, 2015 compared to $1,528 for the same period in 2014.

Amortization of intangible assets totaled $1,275 and $1,471 for the three months ended March 31, 2015 and 2014, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three months to twelve years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,433 for the three months ended March 31, 2015 as compared to $1,682 for the same period in 2014.

Efficiency Ratio
Three Months Ended March 31,
2015	2014
65.41%	67.85%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from levels reported in 2014 from revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014 was $7,017 and $5,895, respectively. The effective tax rates for those periods were 31.53% and 30.24%, respectively. The increased effective tax rate for the three months ended March 31, 2015 as compared to the same period in 2014 is the result of the Company experiencing improvements in its financial results throughout 2014 and into the three months ended March 31, 2015 resulting in higher levels of taxable income.

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

After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals described in the above paragraph), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the Board of Directors’ loan committee for charge-off approval. These charge-offs reduce the allowance for loan losses. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Net charge-offs for the first quarter of 2015 were $1,062, or 0.11% of average loans, compared to net charge-offs of $1,067, or 0.11% of average loans, for the same period in 2014. The level of net charge-offs is a direct result of the prolonged effects of the economic downturn in our markets on borrowers’ ability to repay their loans coupled with the decline in market values of the underlying collateral securing loans, particularly real estate secured loans. The large inventories of both completed residential homes and land that had been developed for future residential home construction, coupled with declining consumer demand for residential real estate, caused a severe decline in the values of both homes and developed land. As a result, the credit quality of some of our loans in the construction and land development portfolios deteriorated. The levels of net charge-offs reflect the improved credit quality measures and the Company's continued efforts to bring these problem credits to resolution

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 450, “Contingencies.” Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables.” The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial, agricultural	$4,109	$3,305	$3,128
Lease financing	1	—	2
Real estate – construction	1,359	1,415	1,109
Real estate – 1-4 family mortgage	14,045	13,549	18,478
Real estate – commercial mortgage	21,508	22,759	24,147
Installment loans to individuals	1,280	1,261	1,184
Total	$42,302	$42,289	$48,048

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	March 31, 2015	December 31, 2014	March 31, 2014
Specific reserves for impaired loans	$6,520	$10,762	$15,262
Allocated reserves for remaining portfolio	33,193	31,527	29,807
Total	$39,713	$42,289	$45,069

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company experienced lower levels of classified loans and nonperforming loans in 2014 and through the first three months of 2015. In combination with lower levels of classified loans and nonperforming loans, the Company has experienced improving credit quality measures that has resulted in a decrease in the provision for loan losses for the three months ended March 31, 2015 as compared to the same period in 2014. The provision for loan losses was $1,075 and $1,450 for the first quarter of 2015 and 2014, respectively.

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F merger and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. As of March 31, 2015, the Company has increased the allowance for loan losses by $2,589 for loans accounted for under ASC 310-30. First M&F loans covered under ASC 310-30 accounted for $1,787 of the allowance.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$42,289	$47,665
Charge-offs
Commercial, financial, agricultural	235	119
Lease financing	—	—
Real estate – construction	—	—
Real estate – 1-4 family mortgage	485	887
Real estate – commercial mortgage	633	60
Installment loans to individuals	50	231
Total charge-offs	1,403	1,297
Recoveries
Commercial, financial, agricultural	35	37
Lease financing	—	—
Real estate – construction	6	5
Real estate – 1-4 family mortgage	155	151
Real estate – commercial mortgage	112	30
Installment loans to individuals	33	7
Total recoveries	341	230
Net charge-offs	1,062	1,067
Provision for loan losses	1,075	1,450
Balance at end of period	$42,302	$48,048
Net charge-offs (annualized) to average loans	0.11%	0.11%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.11%	1.30%
Nonperforming loans not covered under loss share agreements	140.19%	171.59%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Real estate – construction:
Residential	$(6)	$(5)
Commercial	—	—
Condominiums	—	—
Total real estate – construction	(6)	(5)
Real estate – 1-4 family mortgage:
Primary	414	93
Home equity	10	215
Rental/investment	(28)	150
Land development	(66)	278
Total real estate – 1-4 family mortgage	330	736
Real estate – commercial mortgage:
Owner-occupied	572	(7)
Non-owner occupied	(45)	(20)
Land development	(6)	58
Total real estate – commercial mortgage	521	31
Total net charge-offs of loans secured by real estate	$845	$762
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

	Not Acquired	Acquired Covered Assets	Acquired and Non-covered	Total
March 31, 2015
Nonaccruing loans	$17,719	$18,040	$1,627	$37,386
Accruing loans past due 90 days or more	1,193	—	9,636	10,829
Total nonperforming loans	18,912	18,040	11,263	48,215
Other real estate owned	16,735	4,325	10,626	31,686
Total nonperforming loans and OREO	35,647	22,365	21,889	79,901
Nonaccruing securities available-for-sale, at fair value	12,837	—	—	12,837
Total nonperforming assets	$48,484	$22,365	$21,889	$92,738
Nonperforming loans to total loans				1.22%
Nonperforming assets to total assets				1.58%

December 31, 2014
Nonaccruing loans	$18,781	$24,172	$1,443	$44,396
Accruing loans past due 90 days or more	1,406	48	9,259	10,713
Total nonperforming loans	20,187	24,220	10,702	55,109
Other real estate owned	17,087	6,368	11,017	34,472
Total nonperforming loans and OREO	37,274	30,588	21,719	89,581
Nonaccruing securities available-for-sale, at fair value	12,347	—	—	12,347
Total nonperforming assets	$49,621	$30,588	$21,719	$101,928
Nonperforming loans to total loans				1.38%
Nonperforming assets to total assets				1.76%

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

	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccruing loans	$19,346	$20,224	$24,758
Accruing loans past due 90 days or more	10,829	10,665	3,244
Total nonperforming loans	30,175	30,889	28,002
Restructured loans in compliance with modified terms	21,333	14,337	19,802
Total nonperforming and restructured loans	$51,508	$45,226	$47,804

Nonperforming loans to loans	0.79%	0.80%	0.76%

Nonperforming loans from the First M&F acquisition totaled $11,263 at March 31, 2015 which consisted of $1,627 in loans of nonaccrual status and $9,636 in accruing loans past due 90 days or more. At December 31, 2014 nonperforming loans from the acquired First M&F portfolio were $10,702. Excluding the nonperforming loans from the First M&F merger, nonperforming loans were $18,912 at March 31, 2015 and $20,187 at December 31, 2014. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial, agricultural	$2,543	$1,279	$1,264
Real estate – construction:
Residential	307	200	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	307	200	—
Real estate – 1-4 family mortgage:
Primary	5,278	5,616	3,844
Home equity	1,158	944	868
Rental/investment	2,404	2,884	1,597
Land development	1,039	558	2,876
Total real estate – 1-4 family mortgage	9,879	10,002	9,185
Real estate – commercial mortgage:
Owner-occupied	4,278	5,413	3,430
Non-owner occupied	10,101	10,506	12,987
Land development	2,981	3,398	903
Total real estate – commercial mortgage	17,360	19,317	17,320
Installment loans to individuals	86	91	233
Total nonperforming loans	$30,175	$30,889	$28,002

Total nonperforming loans as a percentage of total loans were 0.79% as of March 31, 2015 compared to 0.80% as of December 31, 2014 and 0.76% as of March 31, 2014. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 140.19% as of March 31, 2015 as compared to 136.91% as of December 31, 2014 and 171.59% as of March 31, 2014. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2015.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due declined to $15,417 at March 31, 2015 as compared to $15,501 at December 31, 2014 and $20,993 at March 31, 2014. The acquisition of First M&F contributed $3,273 to loans 30-89 days past due at March 31, 2015 as compared to $5,132 at December 31, 2014 and $13,550 at March 31, 2014.

As shown below, restructured loans totaled $21,333 at March 31, 2015 compared to $14,337 at December 31, 2014 and $19,802 at March 31, 2014. The increase of $6,996 from December 31, 2014, was primarily attributable to one acquired customer relationship. At March 31, 2015, loans restructured through interest rate concessions represented 68% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial, agricultural	$489	$507	$—
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	3,541	3,230	1,914
Home equity	18	—	—
Rental/investment	1,828	1,337	1,809
Land development	15	—	5,338
Total real estate – 1-4 family mortgage	5,402	4,567	9,061
Real estate – commercial mortgage:
Owner-occupied	2,654	2,896	3,564
Non-owner occupied	11,453	5,973	5,300
Land development	1,335	394	1,877
Total real estate – commercial mortgage	15,442	9,263	10,741
Installment loans to individuals	—	—	—
Total restructured loans in compliance with modified terms	$21,333	$14,337	$19,802

Changes in the Company’s restructured loans are set forth in the table below:

	2015	2014
Balance at January 1,	$14,337	$21,478
Additional loans with concessions	7,508	—
Reductions due to:
Reclassified as nonperforming	—	(331)
Paid in full	(411)	(190)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Paydowns	(101)	(1,155)
Lapse of concession period	—	—
Balance at March 31,	$21,333	$19,802

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $7,858 was sold during the three months ended March 31, 2015, resulting in a net gain of $288, while other real estate owned with a cost basis of $5,573 was sold during the three months ended March 31, 2014, resulting in a net gain of $114.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2015	December 31, 2014	March 31, 2014
Residential real estate	$3,482	$4,549	$6,466
Commercial real estate	11,288	9,179	8,514
Residential land development	4,235	4,990	10,418
Commercial land development	8,356	9,386	12,124
Total other real estate owned	$27,361	$28,104	$37,522

Changes in the Company’s other real estate owned were as follows:

	2015	2014
Balance at January 1,	$28,104	$39,945
Additions	3,053	1,554
Impairments	(428)	(528)
Dispositions	(3,379)	(3,340)
Other	11	(109)
Balance at March 31,	$27,361	$37,522

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
+400	3.66%	0.51%	20.25%	16.69%
+300	3.19%	0.44%	18.21%	14.85%
+200	2.39%	0.20%	15.45%	12.50%
+100	1.24%	(0.06)%	11.98%	9.91%
-100	(2.51)%	(2.01)%	(5.77)%	(3.78)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for the net interest income simulations for the next twelve months produce a slightly asset sensitive position at March 31, 2015 as compared to December 31, 2014. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time. To accomplish this strategy, the Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.  In the first quarter of 2015 fixed rate loans declined while variable rate loans increased.  Additionally, strong deposit growth in non-rate sensitive or low cost management controlled rate deposits far outpaced the runoff in fixed rate time deposits.  The improved funding position provided for a decrease in short term borrowings and a modest increase in short term investments and shifted the balance sheet to a slightly more asset sensitive position.  Our long term interest rate risk position at March 31, 2015 when compared to December, 31, 2014, reflects improved earnings potential and an overall balance sheet shift to a more asset sensitive position.
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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2015, the Company had notional amounts of $72,110 on interest rate contracts with corporate customers and $72,110 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

In March and April 2012, the Company entered into two interest rate swap agreements effective in March 2014. Under these agreements, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest of 4.42% and 5.49%. The agreements, which both terminate in March 2022, are accounted for as cash flow hedges to reduce the variability in cash flows resulting from changes in interest rates on $32,000 of the Company’s junior subordinated debentures. In connection with its acquisition of First M&F, the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the merger with First M&F.

On June 5, 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are each accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate of 3.593% and 3.738%, respectively, and will receive a variable interest rate based on the three-month LIBOR with quarterly net settlements.

The Company also enters into interest rate lock commitments with its customers to mitigate the Company’s interest rate risk associated with its commitments to fund fixed-rate residential mortgage loans. Under the interest rate lock commitments, interest rates for a mortgage loans are locked in with the customer for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a customer, the Company also enters into a forward commitment to sell the residential mortgage loan to secondary market investors. Accordingly, the Company does not incur risk if the interest rate lock commitment in the pipeline fails to close.

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

Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the Bank's liquidity through review of a variety of reports.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 23.09% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2015, securities with a carrying value of $713,577 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $633,599 similarly pledged at December 31, 2014.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. There were no outstanding federal funds purchased at March 31, 2015. Outstanding federal funds purchased at December 31, 2014 were $26,300. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2015, the balance of our outstanding advances with the FHLB was $60,671. The total amount of the remaining credit available to us from the FHLB at March 31, 2015 was $1,571,161. We also maintain lines of credit with other commercial banks totaling $70,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2015 or December 31, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Noninterest-bearing demand	18.48%	18.28%	—%	—%
Interest-bearing demand	45.84	43.18	0.18	0.21
Savings	7.25	6.48	0.08	0.09
Time deposits	25.08	28.78	0.75	0.86
FHLB advances	1.21	1.44	4.16	4.19
Other borrowed funds	2.14	1.84	4.74	4.47
	100.00%	100.00%	0.43%	0.48%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds has decreased 5 basis points for the three months ended March 31, 2015 as compared to the same period in 2014 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.

Cash and cash equivalents were $174,379 at March 31, 2015 compared to $301,615 at March 31, 2014. Cash used in investing activities for the three months ended March 31, 2015 was $5,121 compared to $120,262 for the three months ended March 31, 2014. Proceeds from the maturity or call of securities within our investment portfolio were $38,736 for the three months ended 2015. These proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Proceeds from the maturity or call of securities within our investment portfolio during the three months ended March 31, 2014 were $74,959. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $68,475 for the first three months of 2015 compared to $204,966 for the same period in 2014. There were no securities sold during the first three months of 2015 or 2014.

Cash provided by financing activities for the three months ended March 31, 2015 was $72,261 compared to $154,969 for the same period in 2014. Deposits increased $104,351 for the three months ended March 31, 2015 compared to an increase of $162,872 for the same period in 2014.

Restrictions on Bank Dividends, Loans and Advances

The Company’s liquidity and capital resources, as well as its ability to pay dividends to its shareholders, are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. Accordingly, the approval of this supervisory authority is required prior to Renasant Bank paying dividends to the Company.

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2015, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $56,833 The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,023. There were no amounts outstanding under this line of credit at March 31, 2015. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in three months ended March 31, 2015, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	March 31, 2015	December 31, 2014
Loan commitments	$726,526	$706,972
Standby letters of credit	31,010	31,804

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $723,196 at March 31, 2015 compared to $711,651 at December 31, 2014. Book value per share was $22.88 and $22.56 at March 31, 2015 and December 31, 2014, respectively. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $94,684 at March 31, 2015, of which $91,496 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$448,027	10.35%	$281,338	6.50%	$194,773	4.50%
Tier 1 risk-based capital ratio	539,523	12.47%	346,262	8.00%	259,697	6.00%
Total risk-based capital ratio	584,916	13.51%	432,828	10.00%	346,262	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	539,523	9.74%	277,002	0.05	221,602	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$523,505	12.13%	$280,621	6.50%	$194,276	4.50%
Tier 1 risk-based capital ratio	523,505	12.13%	345,379	8.00%	259,035	6.00%
Total risk-based capital ratio	568,326	13.16%	431,724	10.00%	345,379	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	523,505	9.48%	276,118	5.00%	220,894	4.00%

December 31, 2014
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	$521,135	12.45%	$251,129	6.00%	$167,419	4.00%
Total risk-based capital ratio	566,515	13.54%	418,548	10.00%	334,839	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	521,135	9.53%	273,289	5.00%	218,631	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	$503,316	12.06%	$250,381	6.00%	$166,921	4.00%
Total risk-based capital ratio	548,124	13.13%	417,302	10.00%	333,841	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	503,316	9.23%	272,529	5.00%	218,023	4.00%

In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”) that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement (“CET1”), a higher minimum Tier 1 capital requirement and other items affecting the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The new CET1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. When the Basel III Rules are fully phased in in 2019, banks will be required to have CET1 capital of 4.5%

of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.

Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios has been adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and Renasant Bank:

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
The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to Renasant Corporation or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2014. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
On December 31, 2014, a putative stockholder class action lawsuit, Stein v. Heritage Financial Group, Inc. et al., was filed in the Circuit Court for Baltimore City, Maryland, Civil Division, against Heritage Financial Group, Inc. ("Heritage"), the members of its board of directors, HeritageBank of the South, the Company and Renasant Bank. The complaint, which was amended on February 18, 2015, alleges that the Heritage directors breached their fiduciary duties and/or violated Maryland law in connection with the negotiation and approval of the merger agreement by failing to maximize shareholder value and failing to disclose material information in the February 9, 2015 preliminary joint proxy statement/prospectus and that Heritage, HeritageBank of the South, the Company and Renasant Bank aided and abetted those alleged breaches of fiduciary duties. In addition to monetary damages in an unspecified amount and other remedies, the lawsuit seeks to enjoin Heritage stockholders from voting on the merger at the Heritage special meeting to be held on June 16, 2015 and the Company's stockholders from voting on the merger at the Company's special meeting to be held on June 16, 2015 and to otherwise enjoin the directors from consummating the merger.

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended March 31, 2015.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(3)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(3)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2014 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(4)	Filed as exhibit 3(ii) to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference.
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

RENASANT CORPORATION
(Registrant)

Date:	May 8, 2015	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2015	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).