Form 10-Q
period 2015-06-30
RENASANT CORP
filed 2015-08-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, 40,264,555 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$79,060	$95,793
Interest-bearing balances with banks	75,902	65,790
Cash and cash equivalents	154,962	161,583
Securities held to maturity (fair value of $447,660 and $442,488, respectively)	439,070	430,163
Securities available for sale, at fair value	526,220	553,584
Mortgage loans held for sale, at fair value	108,023	25,628
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("covered loans")	121,626	143,041
Acquired and not covered by FDIC loss-share agreements ("acquired non-covered loans")	507,653	577,347
Not acquired	3,407,925	3,267,486
Total loans, net of unearned income	4,037,204	3,987,874
Allowance for loan losses	(41,888)	(42,289)
Loans, net	3,995,316	3,945,585
Premises and equipment, net	121,072	113,735
Other real estate owned:
Covered under FDIC loss-share agreements	3,853	6,368
Not covered under FDIC loss-share agreements	23,211	28,104
Total other real estate owned, net	27,064	34,472
Goodwill	274,698	274,706
Other intangible assets, net	20,110	22,624
FDIC loss-share indemnification asset	6,659	12,516
Other assets	225,996	230,533
Total assets	$5,899,190	$5,805,129
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$972,672	$919,872
Interest-bearing	3,917,772	3,918,546
Total deposits	4,890,444	4,838,418
Short-term borrowings	64,229	32,403
Long-term debt	154,860	156,422
Other liabilities	58,681	66,235
Total liabilities	5,168,214	5,093,478
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 32,656,166 shares issued; 31,644,706 and 31,545,145 shares outstanding, respectively	163,281	163,281
Treasury stock, at cost	(21,381)	(22,128)
Additional paid-in capital	344,969	345,213
Retained earnings	252,718	232,883
Accumulated other comprehensive loss, net of taxes	(8,611)	(7,598)
Total shareholders’ equity	730,976	711,651
Total liabilities and shareholders’ equity	$5,899,190	$5,805,129
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Loans	$50,454	$51,279	$97,891	$100,825
Securities
Taxable	4,026	6,665	8,441	8,854
Tax-exempt	2,246	270	4,500	4,513
Other	43	63	103	262
Total interest income	56,769	58,277	110,935	114,454
Interest expense
Deposits	3,170	4,136	6,608	8,509
Borrowings	1,929	1,972	3,815	3,805
Total interest expense	5,099	6,108	10,423	12,314
Net interest income	51,670	52,169	100,512	102,140
Provision for loan losses	1,175	1,450	2,250	2,900
Net interest income after provision for loan losses	50,495	50,719	98,262	99,240
Noninterest income
Service charges on deposit accounts	6,092	6,193	12,025	12,109
Fees and commissions	5,384	5,515	10,278	10,487
Insurance commissions	2,119	2,088	4,086	3,951
Wealth management revenue	2,248	2,170	4,438	4,314
Gains on sales of securities	96	—	96	—
BOLI income	710	746	1,558	1,477
Gains on sales of mortgage loans held for sale	5,407	2,006	10,040	3,591
Other	861	753	2,300	2,158
Total noninterest income	22,917	19,471	44,821	38,087
Noninterest expense
Salaries and employee benefits	30,394	29,810	58,654	58,238
Data processing	3,152	2,850	6,333	5,545
Net occupancy and equipment	5,524	4,906	11,083	9,753
Other real estate owned	954	1,068	1,486	2,769
Professional fees	1,172	1,389	1,996	2,589
Advertising and public relations	1,481	1,888	2,784	3,416
Intangible amortization	1,239	1,427	2,514	2,898
Communications	1,491	1,701	2,924	3,383
Merger-related expenses	1,467	—	1,945	195
Other	4,302	4,357	8,871	8,255
Total noninterest expense	51,176	49,396	98,590	97,041
Income before income taxes	22,236	20,794	44,493	40,286
Income taxes	6,842	5,941	13,859	11,836
Net income	$15,394	$14,853	$30,634	$28,450
Basic earnings per share	$0.49	$0.47	$0.97	$0.90
Diluted earnings per share	$0.48	$0.47	$0.96	$0.90
Cash dividends per common share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$15,394	$14,853	$30,634	$28,450
Other comprehensive income, net of tax:
Securities:
Net change in unrealized holding (losses) gains on securities	(3,836)	1,206	(1,212)	3,990
Reclassification adjustment for gains realized in net income	(60)	—	(60)	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(28)	(39)	(60)	(83)
Total securities	(3,924)	1,167	(1,332)	3,907
Derivative instruments:
Net change in unrealized holding gains (losses) on derivative instruments	863	(396)	194	(815)
Totals derivative instruments	863	(396)	194	(815)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	68	45	125	90
Total defined benefit pension and post-retirement benefit plans	68	45	125	90
Other comprehensive (loss) income, net of tax	(2,993)	816	(1,013)	3,182
Comprehensive income	$12,401	$15,669	$29,621	$31,632

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$30,634	$28,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,250	2,900
Depreciation, amortization and accretion	2,687	8,895
Deferred income tax expense	5,918	5,775
Funding of mortgage loans held for sale	(407,893)	(254,578)
Proceeds from sales of mortgage loans held for sale	335,538	263,791
Gains on sales of mortgage loans held for sale	(10,040)	(3,591)
Gains on sales of securities	(96)	—
Losses (gains) on sales of premises and equipment	19	(14)
Stock-based compensation	1,720	1,818
Decrease in FDIC loss-share indemnification asset, net of accretion	3,623	5,390
Decrease (increase) in other assets	12,084	(6,534)
(Decrease) increase in other liabilities	(8,887)	7,106
Net cash (used in) provided by operating activities	$(32,443)	$59,408
Investing activities
Purchases of securities available for sale	(29,066)	(100,129)
Proceeds from sales of securities available for sale	1,213	—
Proceeds from call/maturities of securities available for sale	51,461	37,319
Purchases of securities held to maturity	(119,766)	(151,836)
Proceeds from call/maturities of securities held to maturity	109,817	124,798
Net increase in loans	(48,164)	(82,399)
Purchases of premises and equipment	(11,194)	(5,675)
Net cash used in investing activities	(45,699)	(177,922)
Financing activities
Net increase in noninterest-bearing deposits	52,800	46,746
Net decrease in interest-bearing deposits	(774)	(1,927)
Net increase in short-term borrowings	31,826	23,222
Repayment of long-term debt	(1,836)	(5,460)
Cash paid for dividends	(10,800)	(10,753)
Cash received on exercise of stock-based compensation	73	281
Excess tax benefit from stock-based compensation	232	977
Net cash provided by financing activities	71,521	53,086
Net decrease in cash and cash equivalents	(6,621)	(65,428)
Cash and cash equivalents at beginning of period	161,583	246,648
Cash and cash equivalents at end of period	$154,962	$181,220
Supplemental disclosures
Cash paid for interest	$10,586	$12,481
Cash paid for income taxes	$5,994	$9,300
Noncash transactions:
Transfers of loans to other real estate owned	$6,930	$6,029
Financed sales of other real estate owned	$637	$634
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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. Effective July 1, 2015 the Company completed its previously-announced merger with Heritage Financial Group, Inc. (“Heritage”), the terms of which are disclosed in Note M, “Mergers and Acquisitions”. The Company has determined that no significant events occurred after June 30, 2015 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of other U.S. Government agencies and corporations	$125,596	$19	$(2,603)	$123,012
Obligations of states and political subdivisions	313,474	12,143	(969)	324,648
	$439,070	$12,162	$(3,572)	$447,660
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$125,081	$10	$(2,915)	$122,176
Obligations of states and political subdivisions	305,082	15,428	(198)	320,312
	$430,163	$15,438	$(3,113)	$442,488

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Obligations of other U.S. Government agencies and corporations	$6,107	$142	$(46)	$6,203
Residential mortgage backed securities:
Government agency mortgage backed securities	282,024	3,408	(2,021)	283,411
Government agency collateralized mortgage obligations	151,403	1,606	(2,498)	150,511
Commercial mortgage backed securities:
Government agency mortgage backed securities	41,692	1,103	(102)	42,693
Government agency collateralized mortgage obligations	3,496	169	—	3,665
Trust preferred securities	24,844	—	(5,717)	19,127
Other debt securities	16,388	445	(52)	16,781
Other equity securities	2,500	1,329	—	3,829
	$528,454	$8,202	$(10,436)	$526,220

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$6,119	$147	$(119)	$6,147
Residential mortgage backed securities:
Government agency mortgage backed securities	292,283	4,908	(832)	296,359
Government agency collateralized mortgage obligations	158,436	1,523	(2,523)	157,436
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,714	1,608	(137)	47,185
Government agency collateralized mortgage obligations	4,970	202	—	5,172
Trust preferred securities	26,400	137	(6,781)	19,756
Other debt securities	17,517	487	(74)	17,930
Other equity securities	2,331	1,268	—	3,599
	$553,770	$10,280	$(10,466)	$553,584

Over the past several quarters, pricing on the Company's pooled trust preferred securities has improved such that the amortized cost on one of its securities (XIII) had been fully recovered as of March 31, 2015. As such, during the second quarter of 2015, the Company sold its pooled trust preferred security XIII with net proceeds of $1,213 and a carrying value of $1,117 at the time of sale for a gain of $96. There were no other sales of securities for the three or six months ended June 30, 2015 or 2014.

At June 30, 2015 and December 31, 2014, securities with a carrying value of $634,947 and $617,189, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $18,292 and $16,410 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2015 and December 31, 2014, respectively.
The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,445	$12,575	$—	$—
Due after one year through five years	84,927	87,020	5,055	5,067
Due after five years through ten years	224,633	226,165	1,052	1,136
Due after ten years	117,065	121,900	24,844	19,127
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	282,024	283,411
Government agency collateralized mortgage obligations	—	—	151,403	150,511
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	41,692	42,693
Government agency collateralized mortgage obligations	—	—	3,496	3,665
Other debt securities	—	—	16,388	16,781
Other equity securities	—	—	2,500	3,829
	$439,070	$447,660	$528,454	$526,220

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2015
Obligations of other U.S. Government agencies and corporations	7	$25,399	$(586)	20	$91,100	$(2,017)	27	$116,499	$(2,603)
Obligations of states and political subdivisions	46	39,717	(781)	6	3,782	(188)	52	43,499	(969)
Total	53	$65,116	$(1,367)	26	$94,882	$(2,205)	79	159,998	$(3,572)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	2	$1,000	$(1)	26	$119,174	$(2,914)	28	$120,174	$(2,915)
Obligations of states and political subdivisions	3	3,353	(29)	16	10,052	(169)	19	13,405	(198)
Total	5	$4,353	$(30)	42	$129,226	$(3,083)	47	$133,579	$(3,113)
Available for Sale:
June 30, 2015
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,954	$(46)	1	$3,954	$(46)
Residential mortgage backed securities:
Government agency mortgage backed securities	25	102,829	(885)	9	29,712	(1,136)	34	132,541	(2,021)
Government agency collateralized mortgage obligations	5	26,834	(154)	16	56,483	(2,344)	21	83,317	(2,498)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	4,804	(28)	2	5,812	(74)	3	10,616	(102)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	19,127	(5,717)	3	19,127	(5,717)
Other debt securities	0	—	—	2	4,040	(52)	2	4,040	(52)
Total	31	$134,467	$(1,067)	33	$119,128	$(9,369)	64	$253,595	$(10,436)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,881	$(119)	1	$3,881	$(119)
Residential mortgage backed securities:
Government agency mortgage backed securities	3	18,924	(39)	13	49,612	(793)	16	68,536	(832)
Government agency collateralized mortgage obligations	6	32,169	(138)	18	65,552	(2,385)	24	97,721	(2,523)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	3	10,651	(137)	3	10,651	(137)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,503	(6,781)	3	18,503	(6,781)
Other debt securities	0	—	—	2	4,175	(74)	2	4,175	(74)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	9	$51,093	$(177)	40	$152,374	$(10,289)	49	$203,467	$(10,466)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio on account of the decrease in interest rates from the prior year and, with the exception of one of its pooled trust preferred securities (discussed below) is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three or six month period ending June 30, 2015 or 2014.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $24,844 and $26,400 and a fair value of $19,127 and $19,756 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the investments in pooled trust preferred securities consist of three securities representing interests in various tranches of trusts collateralized by debt issued by over 260 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At June 30, 2015, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the six months ended June 30, 2015.
The Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date and therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as nonaccruing asset at June 30, 2015, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2015:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,547	$6,139	$(2,408)	Baa3	17%
XXIV	Pooled	B-2	12,076	9,963	(2,113)	Caa2	29%
XXVI	Pooled	B-2	4,221	3,025	(1,196)	Ba3	24%
			$24,844	$19,127	$(5,717)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	2015	2014
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at June 30	$(3,337)	$(3,337)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	June 30, 2015	December 31, 2014
Commercial, financial, agricultural	$480,559	$483,283
Lease financing	17,956	10,427
Real estate – construction	212,576	212,061
Real estate – 1-4 family mortgage	1,275,914	1,236,360
Real estate – commercial mortgage	1,962,989	1,956,914
Installment loans to individuals	87,533	89,142
Gross loans	4,037,527	3,988,187
Unearned income	(323)	(313)
Loans, net of unearned income	4,037,204	3,987,874
Allowance for loan losses	(41,888)	(42,289)
Net loans	$3,995,316	$3,945,585

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2015
Commercial, financial, agricultural	$417	$602	$478,768	$479,787	$17	$436	$319	$772	$480,559
Lease financing	—	—	17,541	17,541	—	415	—	415	17,956
Real estate – construction	112	37	212,427	212,576	—	—	—	—	212,576
Real estate – 1-4 family mortgage	4,782	1,832	1,256,170	1,262,784	667	5,903	6,560	13,130	1,275,914
Real estate – commercial mortgage	9,205	5,651	1,926,430	1,941,286	817	11,224	9,662	21,703	1,962,989
Installment loans to individuals	389	48	87,030	87,467	8	58	—	66	87,533
Unearned income	—	—	(323)	(323)	—	—	—	—	(323)
Total	$14,905	$8,170	$3,978,043	$4,001,118	$1,509	$18,036	$16,541	$36,086	$4,037,204
December 31, 2014
Commercial, financial, agricultural	$1,113	$636	$480,332	$482,081	$16	$820	$366	$1,202	$483,283
Lease financing	462	—	9,965	10,427	—	—	—	—	10,427
Real estate – construction	—	37	211,860	211,897	—	164	—	164	212,061
Real estate – 1-4 family mortgage	8,398	2,382	1,212,214	1,222,994	355	4,604	8,407	13,366	1,236,360
Real estate – commercial mortgage	6,924	7,637	1,912,758	1,927,319	1,826	16,928	10,841	29,595	1,956,914
Installment loans to individuals	269	21	88,782	89,072	—	59	11	70	89,142
Unearned income	—	—	(313)	(313)	—	—	—	—	(313)
Total	$17,166	$10,713	$3,915,598	$3,943,477	$2,197	$22,575	$19,625	$44,397	$3,987,874

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan in the amount of $21 contractually 90 days past due or more and still accruing at June 30, 2015. There were no restructured loans 90 days or more past due and accruing at December 31, 2014. The outstanding balance of restructured loans on nonaccrual status was $8,512 and $11,392 at June 30, 2015 and December 31, 2014, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2015
Commercial, financial, agricultural	$3,662	$1,746	$72	$1,818	$342
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	31,118	18,231	7,607	25,838	4,454
Real estate – commercial mortgage	62,015	32,352	11,431	43,783	3,898
Installment loans to individuals	799	470	11	481	211
Total	$97,594	$52,799	$19,121	$71,920	$8,905
December 31, 2014
Commercial, financial, agricultural	$4,871	$984	$1,375	$2,359	$171
Real estate – construction	164	164	—	164	—
Real estate – 1-4 family mortgage	31,906	18,401	7,295	25,696	4,824
Real estate – commercial mortgage	90,196	29,079	28,784	57,863	5,767
Installment loans to individuals	397	21	51	72	—
Totals	$127,534	$48,649	$37,505	$86,154	$10,762

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,970	$7	$5,279	$—
Lease financing	—	—	—	—
Real estate – construction	—	—	2,034	—
Real estate – 1-4 family mortgage	27,571	172	21,747	170
Real estate – commercial mortgage	45,758	262	93,402	752
Installment loans to individuals	506	—	—	—
Total	$75,805	$441	$122,462	$922

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,009	$15	$5,382	$—
Real estate – construction	—	—	2,036	2
Real estate – 1-4 family mortgage	27,776	244	22,122	204
Real estate – commercial mortgage	46,563	536	94,641	816
Installment loans to individuals	513	—	—	—
Total	$76,861	$795	$124,181	$1,022

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2015
Commercial, financial, agricultural	2	$507	$479
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	58	7,163	6,581
Real estate – commercial mortgage	22	16,126	14,958
Installment loans to individuals	—	—	—
Total	82	$23,796	$22,018
December 31, 2014
Commercial, financial, agricultural	2	$507	$507
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	35	5,212	4,567
Real estate – commercial mortgage	16	10,590	9,263
Installment loans to individuals	—	—	—
Total	53	$16,309	$14,337

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2015	53	$14,337
Additional loans with concessions	38	9,490
Reductions due to:
Reclassified as nonperforming	(1)	(21)
Paid in full	(8)	(1,494)
Principal paydowns	—	(294)
Totals at June 30, 2015	82	$22,018

The allocated allowance for loan losses attributable to restructured loans was $1,622 and $1,547 at June 30, 2015 and December 31, 2014, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2015 or December 31, 2014.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Pass	Watch	Substandard	Total
June 30, 2015
Commercial, financial, agricultural	$325,883	$3,686	$1,122	$330,691
Lease financing	—	—	415	415
Real estate – construction	148,161	635	—	148,796
Real estate – 1-4 family mortgage	126,332	4,079	12,110	142,521
Real estate – commercial mortgage	1,430,488	25,347	23,434	1,479,269
Installment loans to individuals	9	—	—	9
Total	$2,030,873	$33,747	$37,081	$2,101,701
December 31, 2014
Commercial, financial, agricultural	$337,998	$5,255	$1,451	$344,704
Lease financing	—	—	—	—
Real estate – construction	150,683	855	—	151,538
Real estate – 1-4 family mortgage	122,608	6,079	11,479	140,166
Real estate – commercial mortgage	1,389,787	31,109	33,554	1,454,450
Installment loans to individuals	1,402	—	—	1,402
Total	$2,002,478	$43,298	$46,484	$2,092,260

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

	Performing	Non- Performing	Total
June 30, 2015
Commercial, financial, agricultural	$137,693	$255	$137,948
Lease financing	17,218	—	17,218
Real estate – construction	63,743	37	63,780
Real estate – 1-4 family mortgage	1,055,294	2,750	1,058,044
Real estate – commercial mortgage	280,507	1,514	282,021
Installment loans to individuals	84,322	70	84,392
Total	$1,638,777	$4,626	$1,643,403
December 31, 2014
Commercial, financial, agricultural	$114,996	$179	$115,175
Lease financing	10,114	—	10,114
Real estate – construction	60,323	200	60,523
Real estate – 1-4 family mortgage	1,010,645	2,730	1,013,375
Real estate – commercial mortgage	266,867	1,352	268,219
Installment loans to individuals	83,744	39	83,783
Total	$1,546,689	$4,500	$1,551,189

Loans Acquired with Deteriorated Credit Quality

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
June 30, 2015
Commercial, financial, agricultural	$15	$3,711	$8,194	$11,920
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	3,233	37,100	35,016	75,349
Real estate – commercial mortgage	12,110	65,426	124,163	201,699
Installment loans to individuals	—	31	3,101	3,132
Total	$15,358	$106,268	$170,474	$292,100
December 31, 2014
Commercial, financial, agricultural	$—	$6,684	$16,720	$23,404
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	420	43,597	38,802	82,819
Real estate – commercial mortgage	7,584	84,720	141,941	234,245
Installment loans to individuals	—	36	3,921	3,957
Total	$8,004	$135,037	$201,384	$344,425

The references in the table above and elsewhere in these Notes to "covered loans" and "not covered loans" (as well as to "covered OREO" and "not covered OREO") refer to loans (or OREO, as applicable) covered and not covered, respectively, by loss-share agreements with the FDIC. See Note E, "FDIC Loss-Share Indemnification Asset," below for more information.

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at June 30, 2015:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$35,544	$122,104	$245,223	$402,871
Nonaccretable difference(1)	(20,180)	(15,139)	(52,142)	(87,461)
Cash flows expected to be collected	15,364	106,965	193,081	315,410
Accretable yield(2)	(6)	(697)	(22,607)	(23,310)
Fair value	$15,358	$106,268	$170,474	$292,100

(1)	Represents contractual principal and interest cash flows of $82,546 and $4,915, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $788 expected to be collected and purchase discount of $22,522.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2015	$(1)	$(2,623)	$(29,809)	$(32,433)
Reclasses from nonaccretable difference	(45)	(1,144)	175	(1,014)
Accretion	40	3,070	5,558	8,668
Chargeoff	—	—	1,469	1,469
Balance at June 30, 2015	$(6)	$(697)	$(22,607)	$(23,310)

The following table presents the fair value of loans acquired from First M&F Corporation ("First M&F") as of the September 1, 2013 acquisition date.

At acquisition date:	September 1, 2013
Contractually-required principal and interest	$1,112,979
Nonaccretable difference	70,334
Cash flows expected to be collected	1,042,645
Accretable yield	143,409
Fair value	$899,236

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

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,109	$1,359	$14,045	$21,508	$1,281	$42,302
Charge-offs	(123)	(26)	(869)	(1,224)	(56)	(2,298)
Recoveries	104	7	215	357	26	709
Net charge-offs	(19)	(19)	(654)	(867)	(30)	(1,589)
Provision for loan losses	(96)	(43)	(130)	1,078	30	839
Benefit attributable to FDIC loss-share agreements	(30)	—	(43)	(385)	—	(458)
Recoveries payable to FDIC	7	—	574	213	—	794
Provision for loan losses charged to operations	(119)	(43)	401	906	30	1,175
Ending balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(358)	(26)	(1,354)	(1,857)	(106)	(3,701)
Recoveries	139	13	370	469	59	1,050
Net charge-offs	(219)	(13)	(984)	(1,388)	(47)	(2,651)
Provision for loan losses	931	(106)	488	191	67	1,571
Benefit attributable to FDIC loss-share agreements	(55)	—	(43)	(486)	—	(584)
Recoveries payable to FDIC	9	1	782	471	—	1,263
Provision for loan losses charged to operations	885	(105)	1,227	176	67	2,250
Ending balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888
Period-End Amount Allocated to:
Individually evaluated for impairment	$—	$—	$4,125	$1,566	$211	$5,902
Collectively evaluated for impairment	3,609	1,297	9,478	19,121	1,069	34,574
Acquired with deteriorated credit quality	362	—	189	860	1	1,412
Ending balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,128	$1,109	$18,478	$24,147	$1,186	$48,048
Charge-offs	—	—	(1,985)	(483)	(61)	(2,529)
Recoveries	75	3	206	28	23	335
Net (charge-offs) recoveries	75	3	(1,779)	(455)	(38)	(2,194)
Provision for loan losses	(95)	154	(5,187)	7,522	57	2,451
Benefit attributable to FDIC loss-share agreements	—	—	(66)	(1,476)	—	(1,542)
Recoveries payable to FDIC	156	1	351	33	—	541
Provision for loan losses charged to operations	61	155	(4,902)	6,079	57	1,450
Ending balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(119)	—	(2,872)	(543)	(292)	(3,826)
Recoveries	112	8	357	58	30	565
Net (charge-offs) recoveries	(7)	8	(2,515)	(485)	(262)	(3,261)
Provision for loan losses	88	167	(4,691)	8,002	300	3,866
Benefit attributable to FDIC loss-share agreements	(68)	—	(135)	(1,471)	—	(1,674)
Recoveries payable to FDIC	161	1	509	37	—	708
Provision for loan losses charged to operations	181	168	(4,317)	6,568	300	2,900
Ending balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304
Period-End Amount Allocated to:
Individually evaluated for impairment	$245	$—	$2,062	$8,584	$—	$10,891
Collectively evaluated for impairment	3,019	1,267	9,735	21,187	1,205	36,413
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2015
Individually evaluated for impairment	$765	$—	$17,476	$23,911	$438	$42,590
Collectively evaluated for impairment	467,874	212,576	1,183,089	1,737,379	101,596	3,702,514
Acquired with deteriorated credit quality	11,920	—	75,349	201,699	3,132	292,100
Ending balance	$480,559	$212,576	$1,275,914	$1,962,989	$105,166	$4,037,204
December 31, 2014
Individually evaluated for impairment	$984	$164	$18,401	$29,079	$21	$48,649
Collectively evaluated for impairment	458,895	211,897	1,135,140	1,693,590	95,278	3,594,800
Acquired with deteriorated credit quality	23,404	—	82,819	234,245	3,957	344,425
Ending balance	$483,283	$212,061	$1,236,360	$1,956,914	$99,256	$3,987,874

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
June 30, 2015
Residential real estate	$534	$3,174	$3,708
Commercial real estate	1,688	8,737	10,425
Residential land development	343	3,926	4,269
Commercial land development	1,288	7,374	8,662
Total	$3,853	$23,211	$27,064
December 31, 2014
Residential real estate	$657	$4,549	$5,206
Commercial real estate	470	9,179	9,649
Residential land development	2,445	4,990	7,435
Commercial land development	2,796	9,386	12,182
Total	$6,368	$28,104	$34,472

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2015	$6,368	$28,104	$34,472
Transfers of loans	2,697	4,233	6,930
Impairments(1)	(264)	(1,342)	(1,606)
Dispositions	(4,895)	(7,761)	(12,656)
Other	(53)	(23)	(76)
Balance at June 30, 2015	$3,853	$23,211	$27,064

(1)
Of the total impairment charges of $264 recorded for covered OREO, $53 was included in the Consolidated Statements of Income for the six months ended June 30, 2015, while the remaining $211 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Repairs and maintenance	$105	$756	$298	$1,537
Property taxes and insurance	148	56	384	297
Impairments	953	207	1,395	1,045
Net (gains) losses on OREO sales	(195)	102	(483)	(12)
Rental income	(57)	(53)	(108)	(98)
Total	$954	$1,068	$1,486	$2,769

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

Changes in the FDIC loss-share indemnification asset were as follows:

Balance at January 1, 2015	$12,516
Changes in expected cash flows from initial estimates on:
Covered Loans	(2,434)
Covered OREO	(71)
Reimbursable expenses	186
Accretion	—
Reimbursements received from the FDIC	(3,538)

Balance at June 30, 2015	$6,659

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the six months ended June 30, 2015 or 2014.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2015	$11,662
Capitalization	2,360
Amortization	(1,102)

Balance at June 30, 2015	$12,920

Data and key economic assumptions related to the Company’s mortgage servicing rights as of June 30, 2015 are as follows:

Unpaid principal balance	$1,321,200

Weighted-average prepayment speed (CPR)	5.28%
Estimated impact of a 10% increase	$(1,046)
Estimated impact of a 20% increase	(1,454)

Discount rate	10.76%
Estimated impact of a 10% increase	$(1,088)
Estimated impact of a 20% increase	(15,529)

Weighted-average coupon interest rate	3.83%
Weighted-average servicing fee (basis points)	25.03
Weighted-average remaining maturity (in years)	24.3

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
The plan expense for the Company-sponsored noncontributory defined benefit pension plan (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$4	$6
Interest cost	274	318	15	23
Expected return on plan assets	(510)	(539)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	83	46	26	27
Net periodic benefit cost (return)	$(153)	$(175)	$45	$56

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$8	$12
Interest cost	545	636	30	46
Expected return on plan assets	(1,021)	(1,078)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	156	91	46	54
Net periodic benefit (return) cost	$(320)	$(351)	$84	$112

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three and six months ended June 30, 2015 and 2014.

The following table summarizes the changes in stock options as of and for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	830,950	$18.70
Granted	—	—
Exercised	(109,137)	19.57
Forfeited	(7,500)	30.63
Options outstanding at end of period	714,313	$18.45

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2015:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	38,336	$27.26
Awarded	81,750	28.93	33,588	29.40
Vested	—	—	(11,486)	27.86
Cancelled	—	—	—	—
Nonvested at end of period	81,750	$28.93	60,438	$28.65
During the six months ended June 30, 2015, the Company reissued 99,561 shares from treasury in connection with the exercise of stock options and award of restricted stock. The Company recorded total stock-based compensation expense of $857 and $951 for the three months ended June 30, 2015 and 2014, respectively, and $1,720 and $1,822 for the six months ended June 30, 2015 and 2014, respectively.

Note H – Segment Reporting
(In Thousands)
The operations of the Company’s reportable segments are described as follows:

•
The Community Banks segment delivers a complete range of banking and financial services to individuals and small to medium-sized businesses including checking and savings accounts, business and personal loans, asset-based lending and equipment leasing, as well as safe deposit and night depository facilities.

•	The Insurance segment includes a full service insurance agency offering all major lines of commercial and personal insurance through major carriers.

•
The Wealth Management segment offers a broad range of fiduciary services which includes the administration and management of trust accounts including personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer.

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
The following table provides financial information for the Company’s operating segments for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2015
Net interest income	$52,277	$78	$395	$(1,080)	$51,670
Provision for loan losses	1,175	—	—	—	1,175
Noninterest income	18,325	2,183	2,385	24	22,917
Noninterest expense	47,377	1,727	1,904	168	51,176
Income (loss) before income taxes	22,050	534	876	(1,224)	22,236
Income taxes	7,102	218	—	(478)	6,842
Net income (loss)	$14,948	$316	$876	$(746)	$15,394

Total assets	$5,819,329	$20,438	$43,719	$15,704	$5,899,190
Goodwill	271,931	2,767	—	—	274,698

Three months ended June 30, 2014
Net interest income	$52,744	$49	$320	$(944)	$52,169
Provision for loan losses	1,501	—	(51)	—	1,450
Noninterest income	15,129	2,138	2,181	23	19,471
Noninterest expense	45,530	1,684	1,999	183	49,396
Income (loss) before income taxes	20,842	503	553	(1,104)	20,794
Income taxes	6,168	202	—	(429)	5,941
Net income (loss)	$14,674	$301	$553	$(675)	$14,853

Total assets	$5,744,942	$17,864	$46,259	$16,955	$5,826,020
Goodwill	273,379	2,767	—	—	276,146

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2015
Net interest income	$101,870	$147	$810	$(2,315)	$100,512
Provision for loan losses	2,250	—	—	—	2,250
Noninterest income	35,461	4,578	4,749	33	44,821
Noninterest expense	91,068	3,348	3,798	376	98,590
Income (loss) before income taxes	44,013	1,377	1,761	(2,658)	44,493
Income taxes	14,358	538	—	(1,037)	13,859
Net income (loss)	$29,655	$839	$1,761	$(1,621)	$30,634

Total assets	$5,819,329	$20,438	$43,719	$15,704	$5,899,190
Goodwill	271,931	2,767	—	—	274,698

Six months ended June 30, 2014
Net interest income	$103,380	$112	$631	$(1,983)	$102,140
Provision for loan losses	2,890	—	10	—	2,900
Noninterest income	29,212	4,531	4,297	47	38,087
Noninterest expense	89,655	3,158	3,867	361	97,041
Income (loss) before income taxes	40,047	1,485	1,051	(2,297)	40,286
Income taxes	12,146	582	—	(892)	11,836
Net income (loss)	$27,901	$903	$1,051	$(1,405)	$28,450

Total assets	$5,744,942	$17,864	$46,259	$16,955	$5,826,020
Goodwill	273,379	2,767	—	—	276,146

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,203	$—	$6,203
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	283,411	—	283,411
Government agency collateralized mortgage obligations	—	150,511	—	150,511
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	42,693	—	42,693
Government agency collateralized mortgage obligations	—	3,665	—	3,665
Trust preferred securities	—	—	19,127	19,127
Other debt securities	—	16,781	—	16,781
Other equity securities	—	3,829	—	3,829
Total securities available for sale	—	507,093	19,127	526,220
Derivative instruments:
Interest rate swaps	—	—	—	—
Interest rate contracts	—	2,002	—	2,002
Interest rate lock commitments	—	3,191	—	3,191
Forward commitments	—	1,543	—	1,543
Total derivative instruments	—	6,736	—	6,736
Mortgage loans held for sale	—	108,023	—	108,023
Total financial assets	$—	$621,852	$19,127	$640,979
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,532	$—	$3,532
Interest rate contracts	—	2,002	—	2,002
Interest rate lock commitments	—	150	—	150
Forward commitments	—	130	—	130
Total derivative instruments	—	5,814	—	5,814
Total financial liabilities	$—	$5,814	$—	$5,814

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,147	$—	$6,147
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	296,359	—	296,359
Government agency collateralized mortgage obligations	—	157,436	—	157,436
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	47,185	—	47,185
Government agency collateralized mortgage obligations	—	5,172	—	5,172
Trust preferred securities	—	—	19,756	19,756
Other debt securities	—	17,930	—	17,930
Other equity securities	—	3,599	—	3,599
Total securities available for sale	—	533,828	19,756	553,584
Derivative instruments:
Interest rate swap	—	—	—	—
Interest rate contracts	—	2,142	—	2,142
Interest rate lock commitments	—	1,584	—	1,584
Forward commitments	—	5	—	5
Total derivative instruments	—	3,731	—	3,731
Mortgage loans held for sale	—	25,628	—	25,628
Total financial assets	$—	$563,187	$19,756	$582,943
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,847	$—	$3,847
Interest rate contracts	—	2,143	—	2,143
Interest rate lock commitments	—	—	—	—
Forward commitments	—	303	—	303
Total derivative instruments	—	6,293	—	6,293
Total financial liabilities	$—	$6,293	$—	$6,293

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and six months ended June 30, 2015 and 2014, respectively:

	Securities available for sale
Three Months Ended June 30, 2015	Trust preferred securities	Total
Balance at April 1, 2015	$20,126	$20,126
Accretion included in net income	(86)	(86)
Unrealized gains included in other comprehensive income	308	308
Purchases	—	—
Sales	(1,117)	(1,117)
Issues	—	—
Settlements	(104)	(104)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at June 30, 2015	$19,127	$19,127

	Securities available for sale
Three Months Ended June 30, 2014	Trust preferred securities	Total
Balance at April 1, 2014	$19,378	$19,378
Accretion included in net income	16	16
Unrealized gains included in other comprehensive income	(926)	(926)
Reclassification adjustment	—	—
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	(159)	(159)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at June 30, 2014	$18,309	$18,309

	Securities available for sale
Six Months Ended June 30, 2015	Trust preferred securities	Total
Balance at January 1, 2015	$19,756	$19,756
Realized gains included in net income	(78)	(78)
Unrealized gains included in other comprehensive income	1,022	1,022
Purchases	—	—
Sales	(1,117)	(1,117)
Issues	—	—
Settlements	(456)	(456)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at June 30, 2015	$19,127	$19,127

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Securities available for sale
Six Months Ended June 30, 2014	Trust preferred securities	Total
Balance at January 1, 2014	$17,671	$17,671
Realized gains included in net income	16	16
Unrealized gains included in other comprehensive income	798	798
Reclassification adjustment	—	—
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	(176)	(176)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at June 30, 2014	$18,309	$18,309

For the three or six months ended June 30, 2015 and 2014, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of June 30, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$19,127	Discounted cash flows	Default rate	0-100%

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

June 30, 2015	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$6,485	$6,485
OREO	—	—	6,402	6,402
Total	$—	$—	$12,887	$12,887

December 31, 2014	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$12,360	$12,360
OREO	—	—	4,460	4,460
Total	$—	$—	$16,820	$16,820

As of June 30, 2015 and December 31, 2015, there were no liabilities measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheet.

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the six months ended June 30, 2015 and 2014, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $7,221 and $13,349 at June 30, 2015 and December 31, 2014, respectively, and a specific reserve for these loans of $736 and $989 was included in the allowance for loan losses as of such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	June 30, 2015	December 31, 2014
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$589	$3,162
Impairment recognized in results of operations	(50)	(185)
Increase in FDIC loss-share indemnification asset	(198)	(742)
Receivable from other guarantor	—	(422)
Fair value	$341	$1,813
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$7,403	$3,513
Impairment recognized in results of operations	(1,342)	(866)
Fair value	$6,061	$2,647

The following table presents information as of June 30, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$6,485	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	6,402	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net losses of $178 and net gains of $75 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2015 and six months ended June 30, 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

June 30, 2015	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$108,023	$107,831	$192
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2015	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$154,962	$154,962	$—	$—	$154,962
Securities held to maturity	439,070	—	447,660	—	447,660
Securities available for sale	526,220	—	507,093	19,127	526,220
Mortgage loans held for sale	108,023	—	108,023	—	108,023
Loans covered under loss-share agreements	121,626	—	—	122,120	122,120
Loans not covered under loss-share agreements, net	3,873,690	—	—	3,828,476	3,828,476
FDIC loss-share indemnification asset	6,659	—	—	6,659	6,659
Mortgage servicing rights	12,920	—	—	14,457	14,457
Derivative instruments	6,736	—	6,736	—	6,736
Financial liabilities
Deposits	$4,890,444	$3,339,035	$1,177,938	$—	$4,516,973
Short-term borrowings	64,229	64,229	—	—	64,229
Federal Home Loan Bank advances	59,824	—	63,821	—	63,821
Junior subordinated debentures	94,821	—	80,971	—	80,971
Derivative instruments	5,814	—	5,814	—	5,814

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$161,583	$161,583	$—	$—	$161,583
Securities held to maturity	430,163	—	442,488	—	442,488
Securities available for sale	553,584	—	533,828	19,756	553,584
Mortgage loans held for sale	25,628	—	25,628	—	25,628
Loans covered under loss-share agreements	143,041	—	—	143,487	143,487
Loans not covered under loss-share agreements, net	3,844,833	—	—	3,751,727	3,751,727
FDIC loss-share indemnification asset	12,516	—	—	12,516	12,516
Mortgage servicing rights	11,662	—	—	12,378	12,378
Derivative instruments	3,731	—	3,731	—	3,731
Financial liabilities
Deposits	$4,838,418	$3,532,266	$1,309,421	$—	$4,841,687
Short-term borrowings	32,403	32,403	—	—	32,403
Federal Home Loan Bank advances	61,611	—	92,532	—	92,532
Junior subordinated debentures	94,574	—	80,971	—	80,971
Derivative instruments	6,293	—	6,293	—	6,293

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis were discussed previously.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2015 and December 31, 2014, and no impairment charges were recognized in earnings for the three or six months ended June 30, 2015 and 2014, respectively.
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

Note J – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2015, the Company had notional amounts of $71,331 on interest rate contracts with corporate customers and $71,331 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In June 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are each accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate of interest, and will receive a variable interest rate based on the three-month LIBOR plus a pre-determined spread, with quarterly net settlements.
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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $192,213 and $62,288 at June 30, 2015 and December 31, 2014, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

residential mortgage loans to secondary market investors was $186,000 and $52,000 at June 30, 2015 and December 31, 2014, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,002	$2,142
Interest rate lock commitments	Other Assets	3,191	1,584
Forward commitments	Other Assets	1,543	5
Totals		$6,736	$3,731
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$3,532	$3,847
Totals		$3,532	$3,847
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,002	$2,143
Interest rate lock commitments	Other Liabilities	150	—
Forward commitments	Other Liabilities	130	303
Totals		$2,282	$2,446

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$544	$767	$1,101	$1,546
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	(1,248)	927	1,457	1,493
Forward commitments
Included in gains on sales of mortgage loans held for sale	2,286	(634)	1,711	(445)
Total	$1,582	$1,060	$4,269	$2,594

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three and six months ended June 30, 2015 and 2014. The impact on other comprehensive income for the three and six months ended June 30, 2015 and 2014, can be seen at Note K, "Other Comprehensive Income."

Offsetting

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when the "right of setoff" exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Gross amounts recognized	$1,543	$5	$4,548	$5,182
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	1,543	5	4,548	5,182
Gross amounts not offset in the consolidated balance sheets
Financial instruments	130	5	130	5
Financial collateral pledged	—	—	4,418	4,879
Net amounts	$1,413	$—	$—	$298

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2015
Securities available for sale:
Unrealized holding losses on securities	$(6,212)	$(2,376)	$(3,836)
Reclassification adjustment for gains realized in net income	(96)	(36)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(46)	(18)	(28)
Total securities available for sale	(6,354)	(2,430)	(3,924)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,399	536	863
Total derivative instruments	1,399	536	863
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	109	41	68
Total defined benefit pension and post-retirement benefit plans	109	41	68
Total other comprehensive loss	$(4,846)	$(1,853)	$(2,993)
Three months ended June 30, 2014
Securities available for sale:
Unrealized holding gains on securities	$1,953	$747	$1,206
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(64)	(25)	(39)
Total securities available for sale	1,889	722	1,167
Derivative instruments:
Unrealized holding losses on derivative instruments	(641)	(245)	(396)
Total derivative instruments	(641)	(245)	(396)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	73	28	45
Total defined benefit pension and post-retirement benefit plans	73	28	45
Total other comprehensive income	$1,321	$505	$816

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2015
Securities available for sale:
Unrealized holding losses on securities	$(1,963)	$(751)	$(1,212)
Reclassification adjustment for gains realized in net income	(96)	(36)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(97)	(37)	(60)
Total securities available for sale	(2,156)	(824)	(1,332)
Derivative instruments:
Unrealized holding gains on derivative instruments	315	121	194
Total derivative instruments	315	121	194
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	202	77	125
Total defined benefit pension and post-retirement benefit plans	202	77	125
Total other comprehensive loss	$(1,639)	$(626)	$(1,013)
Six months ended June 30, 2014
Securities available for sale:
Unrealized holding gains on securities	$6,462	$2,472	$3,990
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(135)	(52)	(83)
Total securities available for sale	6,327	2,420	3,907
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,320)	(505)	(815)
Total derivative instruments	(1,320)	(505)	(815)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	146	56	90
Total defined benefit pension and post-retirement benefit plans	146	56	90
Total other comprehensive income	$5,153	$1,971	$3,182

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	June 30, 2015	December 31, 2014
Unrealized gains on securities	$15,783	$17,759
Non-credit related portion of other-than-temporary impairment on securities	(16,830)	(17,474)
Unrealized losses on derivative instruments	(1,439)	(1,633)
Unrecognized defined benefit pension and post-retirement benefit plans obligations	(6,125)	(6,250)
Total accumulated other comprehensive loss	$(8,611)	$(7,598)

Note L – Net Income Per Common Share
(In Thousands, Except Share Data)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended
	June 30,
	2015	2014
Basic
Net income applicable to common stock	$15,394	$14,853
Average common shares outstanding	31,626,059	31,496,737
Net income per common share - basic	$0.49	$0.47
Diluted
Net income applicable to common stock	$15,394	$14,853
Average common shares outstanding	31,626,059	31,496,737
Effect of dilutive stock-based compensation	239,113	201,461
Average common shares outstanding - diluted	31,865,172	31,698,198
Net income per common share - diluted	$0.48	$0.47

	Six Months Ended
	June 30,
	2015	2014
Basic
Net income applicable to common stock	$30,634	$28,450
Average common shares outstanding	31,601,304	31,466,610
Net income per common share - basic	$0.97	$0.90
Diluted
Net income applicable to common stock	$30,634	$28,450
Average common shares outstanding	31,601,304	31,466,610
Effect of dilutive stock-based compensation	232,953	215,886
Average common shares outstanding - diluted	31,834,257	31,682,496
Net income per common share - diluted	$0.96	$0.90

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2015	2014
Number of shares	108,138	109,068
Range of exercise prices	$30.63	$29.57 - $30.63

	Six Months Ended
	June 30,
	2015	2014
Number of shares	111,672	109,068
Range of exercise prices	$29.57 - $30.63	$29.57 - $30.63

Note M – Mergers and Acquisitions

Definitive merger agreement with Heritage Financial Group, Inc.

Effective July 1, 2015, the Company completed its previously-announced merger (the “Merger”) with Heritage Financial Group, Inc. (“Heritage”), pursuant to the Agreement and Plan of Merger by and among Renasant, Renasant Bank, Heritage and HeritageBank of the South dated as of December 10, 2014 (referred to as the “Merger Agreement”), in a transaction valued at approximately $287,471. The Company issued 8,636,677 shares of common stock and paid $5,915 to Heritage stock option holders for 100% of the voting equity interest in Heritage. At closing, Heritage merged with and into the Company, with the Company surviving the Merger.

Pursuant to the Merger Agreement, holders of Heritage common stock had the right to receive 0.9266 of a share of Company common stock for each share of Heritage common stock held immediately prior to the effective time of the Merger, plus cash in lieu of fractional shares. All unvested shares of Heritage restricted stock and all unvested options to purchase Heritage common stock vested upon the closing of the Merger. Each share of vested Heritage restricted stock converted into the right to receive 0.9266 of a share of Company common stock merger consideration, reduced by applicable tax withholding, while in-the-money Heritage stock options converted into the right to receive a cash payment equal to (1) the total number of shares subject to such Heritage stock option multiplied by (2) the difference between $27.00 and the exercise price of the Heritage stock option, less applicable tax withholding. Out-of-the-money Heritage stock options were cancelled. The Company's outstanding common stock was unaffected by the Merger.

Prior to any determination of purchase accounting adjustments, the transaction will add to the Company approximately $1,870 in assets, $1,138 in loans and $1,372 in deposits, and 48 banking, mortgage and investment offices in Alabama, Georgia and Florida.

The Company is finalizing the fair value of certain assets and liabilities assumed as part of the acquisition.

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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of June 30,

	2015		2014
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$550,106	9.89%	$495,168	8.91%
Common Equity Tier 1 Capital to Risk-Weighted Assets	459,108	10.45%	—	—%
Tier 1 Capital to Risk-Weighted Assets	550,106	12.52%	495,168	11.82%
Total Capital to Risk-Weighted Assets	595,089	13.55%	543,103	12.96%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$534,552	9.63%	$467,944	8.64%
Common Equity Tier 1 Capital to Risk-Weighted Assets	534,552	12.20%	—	—%
Tier 1 Capital to Risk-Weighted Assets	534,552	12.20%	467,944	11.46%
Total Capital to Risk-Weighted Assets	578,960	13.21%	515,993	12.59%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note O – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At June 30, 2015 and December 31, 2014, the Company’s carrying value of QAHPs was $8,345 and $8,993, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investment in QAHPs is being accounted for using the cost method. The investment in QAHP is included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in qualified affordable housing projects were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Tax credit amortization	$324	$289	$648	$577
Tax credits and other benefits	(471)	(467)	(941)	(897)
Total	$(147)	$(178)	$(293)	$(320)

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2015 compared to December 31, 2014.

Acquisition of Heritage Financial Group, Inc.

On July 1, 2015, the Company completed its acquisition of Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South. On the same date, HeritageBank of the South was merged into Renasant Bank. See Note M, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for details regarding the Company’s merger with Heritage.
Assets
Total assets were $5,899,190 at June 30, 2015 compared to $5,805,129 at December 31, 2014.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	June 30, 2015	Percentage of Portfolio	December 31, 2014	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$131,799	13.65%	$131,228	13.34%
Obligations of states and political subdivisions	313,474	32.47	305,082	31.01
Mortgage-backed securities	480,280	49.76	506,152	51.45
Trust preferred securities	19,127	1.98	19,756	2.01
Other debt securities	16,781	1.74	17,930	1.82
Other equity securities	3,829	0.40	3,599	0.37
	$965,290	100.00%	$983,747	100.00%

The balance of our securities portfolio at June 30, 2015 decreased $18,457 to $965,290 from $983,747 at December 31, 2014. During the six months ended June 30, 2015, we purchased $148,832 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 19.53% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 67.19% and 13.28%, respectively, of total securities purchased in the second quarter of 2015. Proceeds from maturities, calls and principal payments on securities during the first six months of 2015 totaled $161,278.

Over the past several quarters, pricing on the Company's pooled trust preferred securities has improved such that the amortized cost on one of its securities (XIII) had been fully recovered as of March 31, 2015. As such, during the second quarter of 2015, the Company sold one of its pooled trust preferred securities (XIII) with a carrying value of $1,117 at the time of sale for net proceeds of $1,213 resulting in a gain of $96.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $24,844 and $26,400 and a fair value of $19,127 and $19,756 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the investment in pooled trust preferred securities consists of three securities representing interests in various tranches of trusts collateralized by debt issued by over 260 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the three or six months ended June 30, 2015 or 2014. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date and therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as nonaccruing asset at June 30, 2015, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
Loans
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2015	Percentage of Total Loans	December 31, 2014	Percentage of Total Loans
Commercial, financial, agricultural	$480,559	11.90%	$483,283	12.12%
Lease financing	17,633	0.44	10,114	0.26
Real estate – construction	212,576	5.27	212,061	5.32
Real estate – 1-4 family mortgage	1,275,914	31.60	1,236,360	31.00
Real estate – commercial mortgage	1,962,989	48.62	1,956,914	49.07
Installment loans to individuals	87,533	2.17	89,142	2.23
Total loans, net of unearned income	$4,037,204	100.00%	$3,987,874	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2015, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at June 30, 2015 were $4,037,204, a increase of $49,330 from $3,987,874 at December 31, 2014. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $121,626 at June 30, 2015, a decrease of $21,415, or 14.97%, compared to $143,041 at December 31, 2014. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Renasant Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on July 31, 2020 for loans acquired from Crescent Bank & Trust Company ("Crescent") and February 28, 2021 for loans acquired from American Trust Bank ("American Trust"), and on commercial loans for five years, which ended July 25, 2015 for Crescent loans and ends February 5, 2016 for American Trust loans.
Loans not covered under loss-share agreements with the FDIC at June 30, 2015 were $3,915,578, compared to $3,844,833 at December 31, 2014. Loans acquired in connection with the Company's acquisition of First M&F Corporation ("First M&F") totaled $507,653 at June 30, 2015 compared to $577,347 at December 31, 2014. Excluding the loans acquired from First M&F or in FDIC-assisted transactions (collectively referred to as "acquired loans"), loans increased $140,439 during the six months ended June 30, 2015. The Company experienced loan growth across all categories of loans with loans from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville, Bristol, Jonesborough and Johnson City, Tennessee contributing $23,110 of the total increase in loans from December 31, 2014 and loans from our new commercial business lines, which consist of asset-based lending and equipment leasing groups, contributing $20,847 of the total increase in loans from December 31, 2014.
Looking at the change in loans geographically, non-acquired loans in our Mississippi markets increased by $88,386 while non-acquired loans in our Alabama, Tennessee, and Georgia markets increased by $11,088, $19,428, and $21,537, respectively, when compared to December 31, 2014.

The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	June 30, 2015
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$437,181	$3,726	$39,652	$480,559
Lease financing	17,633	—	—	17,633
Real estate – construction:
Residential	98,130	—	399	98,529
Commercial	113,941	—	106	114,047
Condominiums	—	—	—	—
Total real estate – construction	212,071	—	505	212,576
Real estate – 1-4 family mortgage:
Primary	593,755	14,588	110,515	718,858
Home equity	277,687	6,852	28,562	313,101
Rental/investment	163,426	14,685	20,500	198,611
Land development	38,948	4,208	2,188	45,344
Total real estate – 1-4 family mortgage	1,073,816	40,333	161,765	1,275,914
Real estate – commercial mortgage:
Owner-occupied	661,890	38,323	157,235	857,448
Non-owner occupied	813,054	29,332	122,033	964,419
Land development	115,025	9,881	16,216	141,122
Total real estate – commercial mortgage	1,589,969	77,536	295,484	1,962,989
Installment loans to individuals	77,255	31	10,247	87,533
Total loans, net of unearned income	$3,407,925	$121,626	$507,653	$4,037,204

	December 31, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$418,501	$6,684	$58,098	$483,283
Lease financing	10,114	—	—	10,114
Real estate – construction:
Residential	92,183	—	1,090	93,273
Commercial	116,129	—	134	116,263
Condominiums	2,525	—	—	2,525
Total real estate – construction	210,837	—	1,224	212,061
Real estate – 1-4 family mortgage:
Primary	563,750	15,827	122,158	701,735
Home equity	256,321	8,875	30,840	296,036
Rental/investment	153,230	15,618	22,031	190,879
Land development	41,111	3,697	2,902	47,710
Total real estate – 1-4 family mortgage	1,014,412	44,017	177,931	1,236,360
Real estate – commercial mortgage:
Owner-occupied	649,402	47,658	168,301	865,361
Non-owner occupied	775,364	29,737	139,327	944,428
Land development	114,184	14,909	18,032	147,125
Total real estate – commercial mortgage	1,538,950	92,304	325,660	1,956,914
Installment loans to individuals	74,672	36	14,434	89,142
Total loans, net of unearned income	$3,267,486	$143,041	$577,347	$3,987,874

Mortgage loans held for sale were $108,023 at June 30, 2015 compared to $25,628 at December 31, 2014. The increase in mortgage loans held for sale is attributable to increased production coupled with the Company's election to carry these loans on the balance sheet for a longer period of time to collect additional interest payments while the market for the sale of these loans did not decline such that our gains from the eventual sales of these loans would be negatively impacted.

Originations of mortgage loans to be sold totaled $407,893 in the six months ended June 30, 2015 compared to $254,578 for the same period in 2014. Beginning in the second quarter of 2013 and continuing through the third quarter of 2014, mortgage rates increased from the historically low levels seen through early 2013, resulting in a slowdown in originations during this timeframe. Mortgage rates declined in the fourth quarter of 2014 and remained low during the first half of 2015 prompting mortgage originations to increase. New hires in our mortgage division in the last six months of 2014 and first half of 2015 also contributed to the increase in originations.

Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded; however, in recent quarters, the Company has elected to hold these loans longer than thirty days to collect additional interest payments. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $4,890,444 and $4,838,418 at June 30, 2015 and December 31, 2014, respectively. Noninterest-bearing deposits were $972,672 and $919,872 at June 30, 2015 and December 31, 2014, respectively, while interest-bearing deposits were $3,917,772 and $3,918,546 at June 30, 2015 and December 31, 2014, respectively. The increase in noninterest-bearing deposits at June 30, 2015 as compared to December 31, 2014 is primarily attributable to management’s focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $723,074 and $654,423 at June 30, 2015 and December 31, 2014, respectively.

Looking at the change in deposits geographically, deposits in our Tennessee, Alabama and Georgia markets decreased $199, $33,262 and $37,614, respectively, from December 31, 2014, while deposits in our Mississippi markets increased $123,101 from December 31, 2014. However, as noted above, the Company has been allowing higher cost time deposits to mature and is also relying less on public fund deposits. Deposits, excluding time deposits and public fund deposits, grew in each state throughout the Company's footprint, with the exception of Georgia, from December 31, 2014 with increases of $38,190 in Mississippi, $18,509 in Alabama and $960 in Tennessee. Deposits in Georgia, excluding time deposits and public fund deposits, decreased $17,149 from December 31, 2014.

Deposits from our de novo locations in Columbus and Starkville, Mississippi, Tuscaloosa and Montgomery, Alabama and Maryville and Jonesborough, Tennessee totaled $380,818 at June 30, 2015 representing a decrease of $4,297 from December 31, 2014. The decrease is attributable to a large public fund deposit at December 31, 2014 that experienced seasonal runoff during the first half of 2015.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There was $64,229 of short-term borrowings, consisting of security repurchase agreements of $7,351 and federal funds purchased of $56,878, at June 30, 2015 compared to security repurchase agreements of $6,103 and federal funds purchased of $26,300 at December 31, 2014.

At June 30, 2015, long-term debt totaled $154,860 compared to $156,422 at December 31, 2014. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. FHLB advances were $59,824 and $61,611 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, $5,898 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,583,549 of availability on unused lines of credit with the FHLB at June 30, 2015 compared to $1,592,550 at December 31, 2014. The cost of our FHLB advances was 4.16% and 4.17% for the first six months of 2015 and 2014, respectively.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as "capital securities") to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company's junior subordinated debentures totaled $94,821 at June 30, 2015 compared to $94,574 at December 31, 2014.

Results of Operations
Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014
Net Income

Net income for the three month period ended June 30, 2015 was $15,394 compared to net income of $14,853 for the three month period ended June 30, 2014. Basic and diluted earnings per share for the three month period ended June 30, 2015 were $0.49 and $0.48, respectively, compared to basic and diluted earnings per share of $0.47 for the three month period ended June 30, 2014. The increase in net income and earnings per share in the second quarter of 2015 as compared to the second quarter of 2014 was due primarily to continued improvement in our cost of funds and growth in noninterest income. When compared to the three months ended June 30, 2014, the Company's net income grew $541 despite the recognition of merger-related expenses of $1,467 in connection with the acquisition of Heritage Financial Group, Inc. (“Heritage”).

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 69.98% of total net revenue for the second quarter of 2015. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income decreased to $51,670 for the second quarter of 2015 compared to $52,169 for the same period in 2014. On a tax equivalent basis, net interest income was $53,417 for the second quarter of 2015 as compared to $53,893 for the second quarter of 2014. Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.17% during the second quarter of 2015 compared to 4.24% for the second quarter of 2014. The accelerated accretion on the acquired M&F portfolio of $3,602 increased our loan yield by 36 basis points and increased the net interest margin by 28 basis points for the three months ended June 30, 2015. Accelerated accretion on the M&F loan portfolio of $3,520 increased our loan yield by 36 basis points and increased the net interest margin by 28 basis points for the three months ended June 30, 2014. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$4,065,949	$50,760	5.01%	$3,923,031	$51,561	5.27%
Securities:
Taxable(2)	690,776	3,758	2.18	721,841	4,340	2.41
Tax-exempt	309,186	3,955	5.13	305,107	4,037	5.31
Interest-bearing balances with banks	67,656	43	0.25	150,854	63	0.17
Total interest-earning assets	5,133,567	58,516	4.57	5,100,833	60,001	4.72
Cash and due from banks	82,162			88,131
Intangible assets	295,441			302,181
FDIC loss-share indemnification asset	8,011			23,742
Other assets	328,358			321,720
Total assets	$5,847,539			$5,836,607
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,310,352	$1,018	0.18%	$2,228,295	$1,111	0.20%
Savings deposits	373,253	72	0.08	348,156	75	0.09
Time deposits	1,202,594	2,080	0.69	1,444,302	2,950	0.82
Total interest-bearing deposits	3,886,199	3,170	0.33	4,020,753	4,136	0.41
Borrowed funds	204,884	1,929	3.78	169,373	1,972	4.67
Total interest-bearing liabilities	4,091,083	5,099	0.50	4,190,126	6,108	0.58
Noninterest-bearing deposits	969,770			905,180
Other liabilities	53,528			54,507
Shareholders’ equity	733,158			686,794
Total liabilities and shareholders’ equity	$5,847,539			$5,836,607
Net interest income/net interest margin		$53,417	4.17%		$53,893	4.24%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the second quarter of 2015 compared to the second quarter of 2014:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$2,177	$(2,978)	$(801)
Securities:
Taxable	(182)	(400)	(582)
Tax-exempt	65	(147)	(82)
Interest-bearing balances with banks	(212)	192	(20)
Total interest-earning assets	1,848	(3,333)	(1,485)
Interest expense:
Interest-bearing demand deposits	43	(136)	(93)
Savings deposits	3	(6)	(3)
Time deposits	(453)	(417)	(870)
Borrowed funds	(491)	448	(43)
Total interest-bearing liabilities	(898)	(111)	(1,009)
Change in net interest income	$2,746	$(3,222)	$(476)

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $58,516 for the second quarter of 2015 compared to $60,001 for the same period in 2014. This decrease in interest income, on a tax equivalent basis, is due primarily to the decrease in loan yields which is a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. For the quarter ended June 30, 2015, the Company also experienced a decrease in the average balance of the securities portfolio when compared to the same period in 2014 as proceeds from maturities and call were used to fund loan growth rather than be reinvested in the securities portfolio.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Loans	79.20%	76.91%	5.01%	5.27%
Securities	19.48	20.13	3.09	3.27
Other	1.32	2.96	0.25	0.17
Total earning assets	100.00%	100.00%	4.57%	4.72%

For the second quarter of 2015, loan income, on a tax equivalent basis, decreased $801 to $50,760 from $51,561 compared to the same period in 2014. The average balance of loans increased $142,918 from second quarter of 2015 compared to the second quarter of 2014 due in large part to increased production in the commercial and secondary mortgage loan market. The tax equivalent yield on loans was 5.01%, a 26 basis point decrease from the second quarter of 2014. The decrease in loan yields was a result of the continued repricing of higher rate maturing loans with new or renewed loans at current market rates which are typically less than the maturing loans due to current low interest rate environment. The accelerated accretion on the acquired First M&F portfolio produced by higher levels of payoffs increased our loan yield by 36 basis points and increased the net interest margin by 28 basis points for both the second quarter of 2015 and second quarter of 2014.

Investment income, on a tax equivalent basis, decreased $664 to $7,713 for the second quarter of 2015 from $8,377 for the second quarter of 2014. The average balance in the investment portfolio for the second quarter of 2015 was $999,962 compared to $1,026,948 for the same period in 2014. The tax equivalent yield on the investment portfolio for the second quarter of 2015 was

3.09%, down 18 basis points from the same period in 2014. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense was $5,099 for the second quarter of 2015 as compared to $6,108 for the same period in 2014. The slight decrease in interest expense was primarily driven by a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment and a change in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.50% for the three months ended June 30, 2015 as compared to 0.58% at June 30, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Noninterest-bearing demand	19.16%	17.76%	—%	—%
Interest-bearing demand	45.65	43.73	0.18	0.20
Savings	7.38	6.83	0.08	0.09
Time deposits	23.76	28.35	0.69	0.82
Federal Home Loan Bank advances	1.19	1.38	4.16	4.15
Other borrowed funds	2.86	1.95	3.62	5.03
Total deposits and borrowed funds	100.00%	100.00%	0.40%	0.48%

Interest expense on deposits was $3,170 and $4,136 for the second quarter of 2015 and 2014, respectively. The cost of interest-bearing deposits was 0.33% and 0.41% for the same periods. Interest expense on total borrowings was $1,929 and $1,972 for the second quarter of 2015 and 2014, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended June 30,
2015	2014
1.57%	1.34%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $22,917 for the second quarter of 2015 as compared to $19,471 for the same period in 2014. The increase in noninterest income and its related components is primarily attributable to a significant increase in mortgage revenue due to increased production as a result of continued decreases in interest rates and originator hires made in the latter part of 2014.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $6,092 and $6,193 for the second quarter of 2015 and 2014, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,632 for the three months ended June 30, 2015 compared to $4,644 for the same period in 2014.

Fees and commissions decreased to $5,384 during the second quarter of 2015 as compared to $5,515 for the same period in 2014. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $1,383 during the second quarter of 2015 as compared to $1,868 for the same period in 2014.

For the second quarter of 2015, fees associated with debit card usage were $3,283 as compared to $3,017 for the same period in 2014.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,119 and $2,088 for the three months ended June 30, 2015 and 2014, respectively. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Contingency income was $62 and $57 for the three months ended June 30, 2015 and 2014, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,248 for the second quarter of 2015 compared to $2,170 for the same period in 2014. The market value of trust assets under management was $2,675,558 and $2,653,957 at June 30, 2015 and June 30, 2014, respectively.

During the second quarter of 2015, the Company sold its pooled trust preferred security XIII with net proceeds of $1,213 and a carrying value of $1,117 at the time of sale resulting in a gain of $96. There were no securities sold during the three months ending June, 30, 2014.

Gains on the sale of mortgage loans held for sale were $5,407 and $2,006 for the three months ended June 30, 2015 and 2014, respectively. Originations of mortgage loans to be sold totaled $222,298 for the second quarter of 2015 as compared to $150,225 for the same period of 2014.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,
2015	2014
3.41%	3.39%

Noninterest expense was $51,176 and $49,396 for the second quarter of 2015 and 2014, respectively. Merger expense related to our acquisition by merger of Heritage was $1,467 for the three months ended June 30, 2015, while there were no merger-related expenses for the three months ended June 30, 2014.

Salaries and employee benefits increased $584 to $30,394 for the second quarter of 2015 as compared to $29,810 for the same period in 2014. The increase in salary and employee benefits was primarily attributable to higher levels of commissions paid in our mortgage banking division due to the increased levels of mortgage loan production.

Data processing costs increased to $3,152 in the second quarter of 2015 from $2,850 for the same period in 2014. The increase for the second quarter of 2015 as compared to the same period in 2014 was primarily attributable to the addition of mobile banking, which was made available to customers in March 2014, and increased volume on our small business internet banking platform.

Net occupancy and equipment expense for the second quarter of 2015 was $5,524, up from $4,906 for the same period in 2014. The increase is attributable to the completion of full service banking facilities and an operations annex location during the fourth quarter of 2014 and the first quarter of 2015

Expenses related to other real estate owned for the second quarter of 2015 were $954 compared to $1,068 for the same period in 2014. Expenses on other real estate owned for the second quarter of 2015 included write downs of $953 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $4,797 was sold during the three months ended June 30, 2015, resulting in a net gain of $195. Expenses on other real estate owned for the three months ended June 30, 2014 included a $207 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $8,769 was sold during the three months ended June 30, 2014, resulting in a net loss of $102.

Professional fees include fees for legal and accounting services. Professional fees were $1,172 for the second quarter of 2015 as compared to $1,389 for the same period in 2014. While the Company experienced a decrease in professional fees in the second quarter of 2015 compared to the same period in 2014, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,481 for the second quarter of 2015 compared to $1,888 for the same period in 2014.

Amortization of intangible assets totaled $1,239 and $1,427 for the second quarter of 2015 and 2014, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from three months to twelve years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,491 for the second quarter of 2015 as compared to $1,701 for the same period in 2014.

Efficiency Ratio
Three Months Ended June 30,
2015	2014
67.04%	67.33%

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

Income Taxes

Income tax expense for the second quarter of 2015 and 2014 was $6,842 and $5,941, respectively. The effective tax rates for those periods were 30.77% and 28.57%, respectively. The increased effective tax rate for the second quarter of 2015 as compared to the same period in 2014 is the result of the Company experiencing improvements in its financial results throughout 2014 and into the second quarter of 2015 resulting in higher levels of taxable income.

Results of Operations
Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014
Net Income

Net income for the six months ended June 30, 2015 was $30,634 compared to net income of $28,450 for the six months ended June 30, 2014. Basic and diluted earnings per share for the six months ended June 30, 2015 were $0.97 and $0.96, respectively, as compared to basic and diluted earnings per share of $0.90 for the six months ended June 30, 2014. The increase in net income and earnings per share during the six months ended June 30, 2015 as compared to the same period in 2014 was due primarily to continued improvement in our cost of funds and growth in noninterest income. When compared to the six months ended June 30, 2014, the Company's net income grew $2,184, or 7.68%, despite the recognition of merger-related expenses of $1,945 in connection with the acquisition of Heritage.

Net Interest Income

Net interest income decreased to $100,512 for the six months ended June 30, 2015 compared to $102,140 for the same period in 2014. On a tax equivalent basis, net interest income was $104,003 for the six months ended June 30, 2015 as compared to $105,498 for the six months ended June 30, 2014. Net interest margin, the tax equivalent net yield on earning assets, decreased two basis points to 4.10% during the six months ended June 30, 2015 compared to 4.12% for the six months ended June 30, 2014. The accelerated accretion on the acquired M&F portfolio increased our loan yield by 21 basis points and increased the net interest margin by 17 basis points for the six months ended June 30, 2015. Accelerated accretion on the M&F loan portfolio increased our loan yield by 31 basis points and increased the net interest margin by 24 basis points for the six months ended June 30, 2014. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$4,043,182	$98,479	4.91%	$3,930,468	$101,277	5.20%
Securities:
Taxable(2)	687,093	7,926	2.33%	716,852	8,317	2.34
Tax-exempt	307,788	7,918	5.19	297,803	7,956	5.39
Interest-bearing balances with banks	75,445	103	0.28	218,490	262	0.24
Total interest-earning assets	5,113,508	114,426	4.51	5,163,613	117,812	4.60
Cash and due from banks	85,852			90,840
Intangible assets	296,058			302,886
FDIC loss-share indemnification asset	9,433			24,521
Other assets	329,868			300,133
Total assets	$5,834,719			$5,881,993
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,311,005	$2,052	0.18%	$2,235,641	$2,247	0.20
Savings deposits	369,476	142	0.08	342,437	146	0.09
Time deposits	1,233,396	4,414	0.72	1,469,522	6,116	0.84
Total interest-bearing deposits	3,913,877	6,608	0.34	4,047,600	8,509	0.42
Borrowed funds	186,921	3,815	4.12	169,730	3,805	4.52
Total interest-bearing liabilities	4,100,798	10,423	0.51	4,217,330	12,314	0.59
Noninterest-bearing deposits	950,995			927,126
Other liabilities	56,466			57,578
Shareholders’ equity	726,460			679,959
Total liabilities and shareholders’ equity	$5,834,719			$5,881,993
Net interest income/net interest margin		$104,003	4.10%		$105,498	4.12%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.3%, which is net of federal tax benefit.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the six months ended June 30, 2015 compared to the same period in 2014:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$2,962	$(5,760)	$(2,798)
Securities:
Taxable	(299)	(92)	(391)
Tax-exempt	116	(154)	(38)
Interest-bearing balances with banks	(213)	54	(159)
Total interest-earning assets	2,566	(5,952)	(3,386)
Interest expense:
Interest-bearing demand deposits	99	(294)	(195)
Savings deposits	10	(14)	(4)
Time deposits	(901)	(801)	(1,702)
Borrowed funds	68	(58)	10
Total interest-bearing liabilities	(724)	(1,167)	(1,891)
Change in net interest income	$3,290	$(4,785)	$(1,495)

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $114,426 for the six months ended June 30, 2015 compared to $117,812 for the same period in 2014. This decrease in interest income, on a tax equivalent basis, is due primarily to lower levels of earning assets as well as smaller amounts of accelerated accretion caused by a slowdown in the number of loan payoffs from the First M&F portfolio. The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Loans	79.07%	76.12%	4.91%	5.20%
Securities	19.46	19.65	3.21	3.23
Other	1.47	4.23	0.28	0.24
Total earning assets	100.00%	100.00%	4.51%	4.60%

For the six months ending June 30, 2015, loan income, on a tax equivalent basis, decreased $2,798 to $98,479 from $101,277 in the same period in 2014. The average balance of loans increased $131,488 for the six months ended June 30, 2015 compared to the same period in 2014 due in large part to increased production in the commercial and secondary mortgage loan markets. The tax equivalent yield on loans was 4.91% for the six months ending June 30, 2015, a 29 basis point decrease from the same period in 2014. The decrease in loan yields was primarily a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. Furthermore, lower levels of accelerated accretion of nonaccretable difference have been recognized in the first half of 2015 when compared to the same period in 2014 resulting from lower levels of payoffs from the First M&F portfolio. The accelerated accretion of $4,191 on the acquired M&F portfolio increased our loan yield by 21 basis points and increased the net interest margin by 17 basis points for the first six months of 2015. Accelerated accretion of $6,087 on the M&F loan portfolio increased our loan yield by 31 basis points and increased the net interest margin by 24 basis points for the six months ended June 30, 2014.

Investment income, on a tax equivalent basis, decreased $429 to $15,844 for the six months ended June 30, 2015 from $16,273 for the same period in 2014. The average balance in the investment portfolio for the six months ended June 30, 2015 was $994,881 compared to $1,014,655 for the same period in 2014. The tax equivalent yield on the investment portfolio for the first six months of 2015 was 3.21%, down 2 basis points from 3.23% in the same period in 2014. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense for the six months ended June 30, 2015 was $10,423 as compared to $12,314 for the same period in 2014. The decline in interest expense was due to a modest decrease in the average balance of interest bearing liabilities as well as a decrease in the cost of interest-bearing liabilities as a result of the declining interest rate environment. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.51% for the six months ended June 30, 2015 as compared to 0.59% for the same period in June 30, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Noninterest-bearing demand	18.82%	18.02%	—%	—%
Interest-bearing demand	45.75	43.46	0.18	0.20
Savings	7.31	6.65	0.08	0.09
Time deposits	24.42	28.57	0.72	0.84
Federal Home Loan Bank advances	1.20	1.41	4.16	4.17
Other borrowed funds	2.50	1.89	4.09	4.76
Total deposits and borrowed funds	100.00%	100.00%	0.42%	0.48%

Interest expense on deposits was $6,608 and $8,509 for the six months ended June 30, 2015 and 2014, respectively. The cost of interest bearing deposits was 0.34% and 0.42% for the same periods. Interest expense on total borrowings was $3,815 and $3,805 for the first six months of 2015 and 2014, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Six Months Ended June 30,
2015	2014
1.55%	1.31%

Noninterest income was $44,821 for the six months ended June 30, 2015 as compared to $38,087 for the same period in 2014. The increase in noninterest income and its related components is primarily attributable to a significant increase in mortgage revenue due to increased production as a result of continued decreases in interest rates and originator hires made in the latter part of 2014.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $12,025 and $12,109 for the six months ended June 30, 2015 and 2014, respectively. Overdraft fees, the largest component of service charges on deposits, were $9,019 for the six months ended June 30, 2015 compared to $9,275 for the same period in 2014.

Fees and commissions decreased to $10,278 for the first six months of June 30, 2015 as compared to $10,487 for the same period in 2014. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $2,179 during the six months ended June 30, 2015 as compared to $3,313 for the same period in 2014. Fees associated with debit card usage were $6,356 for the six months ending June 30, 2015 as compared to $5,747 for the same period in 2014.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $4,086 and $3,951 for the six months ended June 30, 2015 and 2014, respectively.

Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, was $489 and $528 for the six months ended June 30, 2015 and 2014, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $4,438 for the six months ended June 30, 2015 compared to $4,314 for the same period in 2014. The market value of trust assets under management was $2,675,558 and $2,653,957 at June 30, 2015 and June 30, 2014, respectively.

During the second quarter of 2015, the Company sold its pooled trust preferred security XIII with a carrying value of $1,117 at the time of sale for net proceeds of $1,213 resulting in a gain of $96. There were no securities sold during the six months ending June, 30, 2014.

Gains on the sale of mortgage loans held for sale were $10,040 and $3,591 for the six months ended June 30, 2015 and 2014, respectively. Originations of mortgage loans to be sold totaled $407,893 for the six months ended June 30, 2015 as compared to $254,578 for the same period of 2014.
Noninterest Expense

Noninterest Expense to Average Assets
Six Months Ended June 30,
2015	2014
3.34%	3.33%

Noninterest expense was $98,590 and $97,041 for the six months ended June 30, 2015 and 2014, respectively. Merger expense related to our acquisition by merger of Heritage was $1,945 for the six months ended June 30, 2015 compared to $195 of merger expenses related to the First M&F acquisition for the same period in 2014.

Salaries and employee benefits increased $416 to $58,654 for the six months ended June 30, 2015 as compared to $58,238 for the same period in 2014, which was primarily attributable to higher levels of commissions paid in our mortgage banking division.

Data processing costs increased to $6,333 in the six months ended June 30, 2015 from $5,545 for the same period in 2014. The increase for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to the addition of mobile banking, which was made available to customers in March 2014, and increased volume on our small business internet banking platform.

Net occupancy and equipment expense for the first six months of 2015 was $11,083, up from $9,753 for the same period in 2014. The increase is attributable to the completion of full service banking facilities and an operations annex location during the fourth quarter of 2014 and the second quarter of 2015.

Expenses related to other real estate owned for the first six months of 2015 were $1,486 compared to $2,769 for the same period in 2014. Expenses on other real estate owned for the six months ended June 30, 2015 included write downs of $1,395 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $12,656 was sold during the six months ended June 30, 2015, resulting in a net gain of $483. Expenses on other real estate owned for the six months ended June 30, 2014 included a $1,045 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $14,342 was sold during the six months ended June 30, 2014, resulting in a net gain of $12.

Professional fees include fees for legal and accounting services. Professional fees were $1,996 for the six months ended June 30, 2015 as compared to $2,589 for the same period in 2014. While the Company experienced a decrease in professional fees year over year, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $2,784 for the six months ended June 30, 2015 compared to $3,416 for the same period in 2014.

Amortization of intangible assets totaled $2,514 and $2,898 for the six months ended June 30, 2015 and 2014, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from two years to eleven years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $2,924 for the six months ended June 30, 2015 as compared to $3,383 for the same period in 2014.

Efficiency Ratio
Six Months Ended June 30,
2015	2014
66.25%	67.58%

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

Income Taxes

Income tax expense for the six months ended June 30, 2015 and 2014 was $13,859 and $11,836, respectively. The effective tax rates for those periods were 31.15% and 29.38%, respectively. The increased effective tax rate for the six months ended June 30, 2015 as compared to the same period in 2014 is the result of the Company experiencing improvements in its financial results throughout 2014 and into the six months ended June 30, 2015 resulting in higher levels of taxable income.

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

Net charge-offs for the second quarter of 2015 were $1,589, or 0.16% of average loans, compared to net charge-offs of $2,194, or 0.23% of average loans, for the same period in 2014. The levels of net charge-offs reflect the improved credit quality measures and the Company's continued efforts to bring these problem credits to resolution

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 450, “Contingencies.” Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables.” The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial, agricultural	$3,971	$3,305	$3,264
Lease financing	83	—	2
Real estate – construction	1,297	1,415	1,267
Real estate – 1-4 family mortgage	13,792	13,549	11,797
Real estate – commercial mortgage	21,547	22,759	29,771
Installment loans to individuals	1,198	1,261	1,203
Total	$41,888	$42,289	$47,304

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	June 30, 2015	December 31, 2014	June 30, 2014
Specific reserves for impaired loans	$5,902	$10,762	$10,891
Allocated reserves for remaining portfolio	34,574	29,802	36,413
Acquired with deteriorated credit quality	1,412	1,725	$—
Total	$41,888	$42,289	$47,304

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company experienced lower levels of classified loans and nonperforming loans in 2014 and through the first six months of 2015. In combination with lower levels of classified loans and nonperforming loans, the Company has experienced improving credit quality measures that has justified a decrease in the provision for loan losses for the six months ended June 30, 2015 as compared to the same period in 2014. The provision for loan losses was $2,250 and $2,900 for the six months ended June 30, 2015 and 2014, respectively. For the second quarter, June 30, 2015, the Company recorded $1,175 of provision expense compared to $1,450 for the same period in 2014

All of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired in the First M&F merger and in previous acquisitions that are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. As of June 30, 2015, the Company has increased the allowance for loan losses by $1,412 for loans accounted for under ASC 310-30. First M&F loans covered under ASC 310-30 accounted for $982 of the allowance.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at beginning of period	$42,302	$48,048	$42,289	$47,665
Charge-offs
Commercial, financial, agricultural	123	—	358	119
Lease financing	—	—	—	—
Real estate – construction	26	—	26	—
Real estate – 1-4 family mortgage	869	1,985	1,354	2,872
Real estate – commercial mortgage	1,224	483	1,857	543
Installment loans to individuals	56	61	106	292
Total charge-offs	2,298	2,529	3,701	3,826
Recoveries
Commercial, financial, agricultural	104	75	139	112
Lease financing	—	—	—	—
Real estate – construction	7	3	13	8
Real estate – 1-4 family mortgage	215	206	370	357
Real estate – commercial mortgage	357	28	469	58
Installment loans to individuals	26	23	59	30
Total recoveries	709	335	1,050	565
Net charge-offs	1,589	2,194	2,651	3,261
Provision for loan losses	1,175	1,450	2,250	2,900
Balance at end of period	$41,888	$47,304	$41,888	$47,304
Net charge-offs (annualized) to average loans	0.16%	0.23%	0.13%	0.17%
Allowance for loan losses to:
Total loans not covered under loss share agreements	1.07%	1.25%	1.07%	1.25%
Nonperforming loans not covered under loss share agreements	169.11%	148.69%	169.11%	148.69%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Real estate – construction:
Residential	$21	$(3)	$15	$(8)
Commercial	—	—	—	—
Condominiums	(2)	—	(2)	—
Total real estate – construction	19	(3)	13	(8)
Real estate – 1-4 family mortgage:
Primary	221	27	635	120
Home equity	165	107	175	322
Rental/investment	90	280	62	430
Land development	177	1,365	111	1,643
Total real estate – 1-4 family mortgage	653	1,779	983	2,515
Real estate – commercial mortgage:
Owner-occupied	845	31	1,417	24
Non-owner occupied	191	84	146	64
Land development	(169)	340	(175)	397
Total real estate – commercial mortgage	867	455	1,388	485
Total net charge-offs of loans secured by real estate	$1,539	$2,231	$2,384	$2,992
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

	Not Acquired	Acquired Covered Assets	Acquired and Non-covered	Total
June 30, 2015
Nonaccruing loans	$15,514	$19,487	$1,085	$36,086
Accruing loans past due 90 days or more	5,647	—	2,523	8,170
Total nonperforming loans	21,161	19,487	3,608	44,256
Other real estate owned	14,967	3,853	8,244	27,064
Total nonperforming loans and OREO	36,128	23,340	11,852	71,320
Nonaccruing securities available-for-sale, at fair value	12,988	—	—	12,988
Total nonperforming assets	$49,116	$23,340	$11,852	$84,308
Nonperforming loans to total loans				1.10%
Nonperforming assets to total assets				1.43%

December 31, 2014
Nonaccruing loans	$18,781	$24,172	$1,443	$44,396
Accruing loans past due 90 days or more	1,406	48	9,259	10,713
Total nonperforming loans	20,187	24,220	10,702	55,109
Other real estate owned	17,087	6,368	11,017	34,472
Total nonperforming loans and OREO	37,274	30,588	21,719	89,581
Nonaccruing securities available-for-sale, at fair value	12,347	—	—	12,347
Total nonperforming assets	$49,621	$30,588	$21,719	$101,928
Nonperforming loans to total loans				1.38%
Nonperforming assets to total assets				1.76%

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

	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccruing loans	$16,599	$20,224	$23,141
Accruing loans past due 90 days or more	8,170	10,665	8,672
Total nonperforming loans	24,769	30,889	31,813
Restructured loans in compliance with modified terms	22,018	14,337	20,839
Total nonperforming and restructured loans	$46,787	$45,226	$52,652

Nonperforming loans to loans	0.63%	0.80%	0.84%
Nonperforming loans from the First M&F acquisition totaled $3,608 at June 30, 2015 which consisted of $1,085 in loans of nonaccrual status and $2,523 in accruing loans past due 90 days or more. At December 31, 2014 nonperforming loans from the acquired First M&F portfolio were $10,702. Excluding the nonperforming loans from the First M&F merger, nonperforming loans were $21,161 at June 30, 2015 and $20,187 at December 31, 2014. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial, agricultural	$1,459	$1,279	$1,882
Real estate – construction:
Residential	37	200	11
Total real estate – construction	37	200	11
Real estate – 1-4 family mortgage:
Primary	4,988	5,616	7,058
Home equity	908	944	1,070
Rental/investment	2,464	2,884	1,315
Land development	338	558	1,490
Total real estate – 1-4 family mortgage	8,698	10,002	10,933
Real estate – commercial mortgage:
Owner-occupied	5,712	5,413	5,055
Non-owner occupied	5,670	10,506	12,762
Land development	3,080	3,398	1,015
Total real estate – commercial mortgage	14,462	19,317	18,832
Installment loans to individuals	113	91	155
Total nonperforming loans	$24,769	$30,889	$31,813

Total nonperforming loans as a percentage of total loans were 0.63% as of June 30, 2015 compared to 0.80% as of December 31, 2014 and 0.84% as of June 30, 2014. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 169.11% as of June 30, 2015 as compared to 136.91% as of December 31, 2014 and 148.69% as of June 30, 2014. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2015.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due declined to $10,266 at June 30, 2015 as compared to $15,501 at December 31, 2014 and $20,509 at June 30, 2014. The acquisition of First M&F contributed $3,867 to loans 30-89 days past due at June 30, 2015 as compared to $5,132 at December 31, 2014 and $12,637 at June 30, 2014.

As shown below, restructured loans totaled $22,018 at June 30, 2015 compared to $14,337 at December 31, 2014 and $20,839 at June 30, 2014. At June 30, 2015, loans restructured through interest rate concessions represented 65% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial, agricultural	$479	$507	$—
Real estate – 1-4 family mortgage:
Primary	4,907	3,230	1,794
Home equity	74	—	—
Rental/investment	1,600	1,337	1,363
Land development	—	—	2,727
Total real estate – 1-4 family mortgage	6,581	4,567	5,884
Real estate – commercial mortgage:
Owner-occupied	2,686	2,896	4,809
Non-owner occupied	11,795	5,973	5,672
Land development	477	394	4,474
Total real estate – commercial mortgage	14,958	9,263	14,955

Total restructured loans in compliance with modified terms	$22,018	$14,337	$20,839

Changes in the Company’s restructured loans are set forth in the table below:

	2015	2014
Balance at January 1,	$14,337	$21,478
Additional loans with concessions	9,490	1,289
Reductions due to:
Reclassified as nonperforming	(21)	(331)
Paid in full	(1,494)	(338)
Paydowns	(294)	(1,259)
Balance at June 30,	$22,018	$20,839

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $7,761 was sold during the six months ended June 30, 2015, resulting in a net gain of $412, while other real estate owned with a cost basis of $7,753 was sold during the six months ended June 30, 2014, resulting in a net loss of $52.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2015	December 31, 2014	June 30, 2014
Residential real estate	$3,174	$4,549	$6,507
Commercial real estate	8,737	9,179	8,557
Residential land development	3,926	4,990	8,563
Commercial land development	7,374	9,386	10,704
Total other real estate owned	$23,211	$28,104	$34,331

Changes in the Company’s other real estate owned were as follows:

	2015	2014
Balance at January 1,	$28,104	$39,945
Additions	4,233	2,666
Impairments	(1,342)	(656)
Dispositions	(7,761)	(7,753)
Other	(23)	129
Balance at June 30,	$23,211	$34,331

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
+400	2.71%	0.11%	19.93%	11.42%
+300	2.44%	0.21%	18.46%	11.53%
+200	1.87%	0.12%	16.31%	10.72%
+100	0.96%	(0.03)%	13.03%	9.11%
-100	(3.06)%	(2.06)%	(4.33)%	(3.84)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for the net interest income simulations for the next twelve months produce a slightly asset sensitive position at June 30, 2015 as compared to December 31, 2014. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time. To accomplish this strategy, the Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.  In the second quarter of 2015, variable rate loans as a percentage of total loans originated during the quarter increased as compared to previous periods. Additionally, strong deposit growth in transactional deposits, which are typically less rate sensitive than time deposits, far outpaced the runoff in fixed rate time deposits. As demonstrated by the rate shock results for the EVE simulations, our long term interest rate risk position at June 30, 2015 when compared to December, 31, 2014, reflects improved earnings potential and an overall balance sheet shift to a more asset sensitive position.
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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2015, the Company had notional amounts of $71,331 on interest rate contracts with corporate customers and $71,331 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

The Company also enters into interest rate lock commitments with its customers to mitigate the Company’s interest rate risk associated with its commitments to fund fixed-rate residential mortgage loans. Under the interest rate lock commitments, interest rates for mortgage loans are locked in with the customer for a period of time, typically thirty days. Once an interest rate lock commitment is entered into with a customer, the Company also enters into a forward commitment to sell the residential mortgage loan to secondary market investors. Accordingly, the Company does not incur risk if the interest rate lock commitment in the pipeline fails to close.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 12.66% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2015, securities with a carrying value of $653,262 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $633,599 similarly pledged at December 31, 2014.

Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. There were $56,878 in outstanding federal funds purchased at June 30, 2015. Outstanding federal funds purchased at December 31, 2014 were $26,300. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2015, the balance of our outstanding advances with the FHLB was $59,824. The total amount of the remaining credit available to us from the FHLB at June 30, 2015 was $1,583,549. We also maintain lines of credit with other commercial banks totaling $70,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2015 or December 31, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Noninterest-bearing demand	18.82%	18.02%	—%	—%
Interest-bearing demand	45.75	43.46	0.18	0.20
Savings	7.31	6.65	0.08	0.09
Time deposits	24.42	28.57	0.72	0.84
FHLB advances	1.20	1.41	4.16	4.17
Other borrowed funds	2.50	1.89	4.09	4.76
	100.00%	100.00%	0.42%	0.48%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds has decreased 6 basis points for the six months ended June 30, 2015 as compared to the same period in 2014 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.

Cash and cash equivalents were $154,962 at June 30, 2015 compared to $181,220 at June 30, 2014. Cash used in investing activities for the six months ended June 30, 2015 was $45,699 compared to $177,922 for the six months ended June 30, 2014. Proceeds from the maturity or call of securities within our investment portfolio were $161,278 for the six months ended 2015. These proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Proceeds from the maturity or call of securities within our investment portfolio during the six months ended June 30, 2014 were $162,117. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $148,832 for the first six months of 2015 compared to $251,965 for the same period in 2014. During the second quarter of 2015, the Company sold its pooled trust preferred security XIII with net proceeds of $1,213 and a carrying value of $1,117 at the time of sale resulting in a gain of $96. There were no securities sold during the first six months of 2014.

Cash provided by financing activities for the six months ended June 30, 2015 was $71,521 compared to $53,086 for the same period in 2014. Deposits increased $52,026 for the six months ended June 30, 2015 compared to an increase of $44,819 for the same period in 2014.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2015, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $57,896. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,030. There were no amounts outstanding under this line of credit at June 30, 2015. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in six months ended June 30, 2015, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	June 30, 2015	December 31, 2014
Loan commitments	$766,480	$706,972
Standby letters of credit	31,082	31,804

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $730,976 at June 30, 2015 compared to $711,651 at December 31, 2014. Book value per share was $23.10 and $22.56 at June 30, 2015 and December 31, 2014, respectively. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $94,821 at June 30, 2015, of which $91,633 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$459,108	10.45%	$285,557	6.50%	$197,693	4.50%
Tier 1 risk-based capital ratio	550,106	12.52%	351,455	8.00%	263,591	6.00%
Total risk-based capital ratio	595,089	13.55%	439,319	10.00%	351,455	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	550,106	9.89%	278,167	5.00%	222,533	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$534,552	12.20%	$284,863	6.50%	$197,213	4.50%
Tier 1 risk-based capital ratio	534,552	12.20%	350,601	8.00%	262,951	6.00%
Total risk-based capital ratio	578,960	13.21%	438,251	10.00%	350,601	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	534,552	9.63%	277,441	5.00%	221,953	4.00%

December 31, 2014
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	$521,135	12.45%	$251,129	6.00%	$167,419	4.00%
Total risk-based capital ratio	566,515	13.54%	418,548	10.00%	334,839	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	521,135	9.53%	273,289	5.00%	218,631	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	$503,316	12.06%	$250,381	6.00%	$166,921	4.00%
Total risk-based capital ratio	548,124	13.13%	417,302	10.00%	333,841	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	503,316	9.23%	272,529	5.00%	218,023	4.00%

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

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As previously disclosed, on December 31, 2014, a putative stockholder class action lawsuit, Stein v. Heritage Financial Group, Inc. et al., was filed in the Circuit Court for Baltimore City, Maryland, Civil Division (the “Court”), against Heritage Financial Group, Inc. (“Heritage”), the members of its board of directors, HeritageBank of the South, the Company and Renasant Bank. The complaint, which was amended on February 18, 2015, alleged that the Heritage directors breached their fiduciary duties and/or violated Maryland law in connection with the negotiation and approval of the merger agreement by failing to maximize shareholder value and failing to disclose material information in the February 9, 2015 preliminary joint proxy statement/prospectus and that Heritage, HeritageBank of the South, the Company and Renasant Bank aided and abetted those alleged breaches of fiduciary duties. In addition to monetary damages in an unspecified amount and other remedies, the lawsuit sought to enjoin Heritage and Company stockholders from voting on the merger at their respective special meetings and to otherwise enjoin the directors from consummating the merger.

While the defendants believed these actions were without merit, in order to avoid the expense of litigation, Heritage, HeritageBank of the South, the Company and Renasant Bank entered into a Stipulation and Agreement of Compromise and Settlement (“Settlement Agreement”) with the plaintiff in which Heritage, without admission of liability, agreed to make certain disclosures related to the merger agreement in supplemental materials which were filed with the SEC in a Form 8-K on May 18, 2015.  The Settlement Agreement is subject to Court approval after notice to the former shareholders of Heritage. The parties are in the process of finalizing the pleadings to submit the Settlement Agreement to the Court for approval which may lead to payment of attorney’s fees and costs of $262,500, which would conclude the litigation if accepted by the Court.

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2015.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(3)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(3)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(10)(i)	Executive Employment Agreement dated as of December 10, 2014 by and between Heritage Financial Group, Inc. and O. Leonard Dorminey

(10)(ii)	Assumption Agreement dated June 26, 2015 but effective as of July 1, 2015, by and among Renasant Corporation, Renasant Bank and O. Leonard Dorminey

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

RENASANT CORPORATION
(Registrant)

Date:	August 7, 2015	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(10)(i)	Executive Employment Agreement dated as of December 10, 2014 by and between Heritage Financial Group, Inc. and O. Leonard Dorminey

(10)(ii)	Assumption Agreement dated June 26, 2015 but effective as of July 1, 2015, by and among Renasant Corporation, Renasant Bank and O. Leonard Dorminey

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).