Form 10-Q
period 2015-09-30
RENASANT CORP
filed 2015-11-09
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, 40,264,555 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$128,758	$95,793
Interest-bearing balances with banks	75,091	65,790
Cash and cash equivalents	203,849	161,583
Securities held to maturity (fair value of $490,233 and $442,488, respectively)	476,752	430,163
Securities available for sale, at fair value	662,801	553,584
Mortgage loans held for sale, at fair value	317,681	25,628
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("acquired covered loans")	100,839	143,041
Acquired and not covered by FDIC loss-share agreements ("acquired non-covered loans")	1,570,116	577,347
Not acquired	3,607,005	3,267,486
Total loans, net of unearned income	5,277,960	3,987,874
Allowance for loan losses	(42,051)	(42,289)
Loans, net	5,235,909	3,945,585
Premises and equipment, net	167,642	113,735
Other real estate owned:
Covered under FDIC loss-share agreements	3,183	6,368
Not covered under FDIC loss-share agreements	33,151	28,104
Total other real estate owned, net	36,334	34,472
Goodwill	452,037	274,706
Other intangible assets, net	30,562	22,624
FDIC loss-share indemnification asset	8,044	12,516
Other assets	327,121	230,533
Total assets	$7,918,732	$5,805,129
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,303,884	$919,872
Interest-bearing	4,930,677	3,918,546
Total deposits	6,234,561	4,838,418
Short-term borrowings	402,122	32,403
Long-term debt	149,618	156,422
Other liabilities	99,732	66,235
Total liabilities	6,886,033	5,093,478
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 41,292,045 and 32,656,166 shares issued, respectively; 40,268,455 and 31,545,145 shares outstanding, respectively	206,460	163,281
Treasury stock, at cost	(22,010)	(22,128)
Additional paid-in capital	592,132	345,213
Retained earnings	262,057	232,883
Accumulated other comprehensive loss, net of taxes	(5,940)	(7,598)
Total shareholders’ equity	1,032,699	711,651
Total liabilities and shareholders’ equity	$7,918,732	$5,805,129
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Loans	$67,527	$49,833	$165,418	$150,658
Securities
Taxable	4,193	4,144	12,634	12,998
Tax-exempt	2,529	2,308	7,029	6,821
Other	51	73	154	335
Total interest income	74,300	56,358	185,235	170,812
Interest expense
Deposits	3,547	3,915	10,155	12,424
Borrowings	2,073	1,971	5,888	5,776
Total interest expense	5,620	5,886	16,043	18,200
Net interest income	68,680	50,472	169,192	152,612
Provision for loan losses	750	2,217	3,000	5,117
Net interest income after provision for loan losses	67,930	48,255	166,192	147,495
Noninterest income
Service charges on deposit accounts	8,151	7,107	21,008	19,851
Fees and commissions	5,704	5,877	15,150	15,729
Insurance commissions	2,381	2,270	6,467	6,221
Wealth management revenue	2,871	2,197	7,309	6,511
Gains on sales of securities	—	375	96	375
BOLI income	1,110	811	2,668	2,288
Gains on sales of mortgage loans held for sale	10,578	2,635	20,618	6,226
Other	1,322	1,291	3,622	3,449
Total noninterest income	32,117	22,563	76,938	60,650
Noninterest expense
Salaries and employee benefits	43,048	29,569	101,702	87,807
Data processing	3,773	2,906	10,106	8,451
Net occupancy and equipment	7,733	5,353	18,816	15,106
Other real estate owned	861	1,101	2,347	3,870
Professional fees	1,242	1,018	3,238	3,607
Advertising and public relations	1,567	1,133	4,351	4,549
Intangible amortization	1,803	1,381	4,317	4,279
Communications	2,339	1,079	5,263	4,462
Merger-related expenses	7,746	—	9,691	195
Other	5,973	4,635	14,844	12,890
Total noninterest expense	76,085	48,175	174,675	145,216
Income before income taxes	23,962	22,643	68,455	62,929
Income taxes	7,742	7,108	21,601	18,944
Net income	$16,220	$15,535	$46,854	$43,985
Basic earnings per share	$0.40	$0.49	$1.36	$1.40
Diluted earnings per share	$0.40	$0.49	$1.35	$1.39
Cash dividends per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$16,220	$15,535	$46,854	$43,985
Other comprehensive income, net of tax:
Securities:
Net change in unrealized holding gains on securities	3,717	866	2,505	4,856
Reclassification adjustment for gains realized in net income	—	(232)	(60)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(26)	(38)	(86)	(121)
Total securities	3,691	596	2,359	4,503
Derivative instruments:
Net change in unrealized holding (losses) gains on derivative instruments	(1,075)	42	(881)	(773)
Totals derivative instruments	(1,075)	42	(881)	(773)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	55	47	180	137
Total defined benefit pension and post-retirement benefit plans	55	47	180	137
Other comprehensive income, net of tax	2,671	685	1,658	3,867
Comprehensive income	$18,891	$16,220	$48,512	$47,852

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$46,854	$43,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	5,117
Depreciation, amortization and accretion	5,053	5,658
Deferred income tax expense	3,794	12,237
Funding of mortgage loans held for sale	(992,555)	(408,863)
Proceeds from sales of mortgage loans held for sale	1,069,625	418,090
Gains on sales of mortgage loans held for sale	(20,618)	(6,226)
Gains on sales of securities	(96)	(375)
Losses (gains) on sales of premises and equipment	37	(58)
Stock-based compensation	2,739	3,162
Decrease in FDIC loss-share indemnification asset, net of accretion	5,202	10,227
Decrease in other assets	17,182	16,429
Decrease in other liabilities	(11,047)	(9,526)
Net cash provided by operating activities	$129,170	$89,857
Investing activities
Purchases of securities available for sale	(54,256)	(100,129)
Proceeds from sales of securities available for sale	8,444	1,099
Proceeds from call/maturities of securities available for sale	83,488	60,202
Purchases of securities held to maturity	(137,776)	(154,126)
Proceeds from call/maturities of securities held to maturity	121,438	130,206
Net increase in loans	(177,740)	(82,319)
Purchases of premises and equipment	(19,364)	(12,494)
Proceeds from sales of premises and equipment	448	—
Net cash received in acquisition	35,787	—
Net cash used in investing activities	(139,531)	(157,561)
Financing activities
Net increase in noninterest-bearing deposits	107,728	79,524
Net decrease in interest-bearing deposits	(85,693)	(157,766)
Net increase in short-term borrowings	355,063	63,363
Proceeds from long-term borrowings	42	—
Repayment of long-term debt	(307,230)	(7,864)
Cash paid for dividends	(17,681)	(16,135)
Cash received on exercise of stock-based compensation	102	401
Excess tax benefit from stock-based compensation	296	1,127
Net cash provided by (used in) financing activities	52,627	(37,350)
Net increase (decrease) in cash and cash equivalents	42,266	(105,054)
Cash and cash equivalents at beginning of period	161,583	246,648
Cash and cash equivalents at end of period	$203,849	$141,594
Supplemental disclosures
Cash paid for interest	$15,936	$18,674
Cash paid for income taxes	$10,768	$9,300
Noncash transactions:
Transfers of loans to other real estate owned	$12,268	$8,318
Financed sales of other real estate owned	$1,017	$860
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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. On October 20, 2015, the Company announced the signing of a definitive merger agreement to acquire KeyWorth Bank, the terms of which are disclosed in Note P, "Subsequent Events". The Company has determined that no other significant events occurred after September 30, 2015 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Note B – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Obligations of other U.S. Government agencies and corporations	$120,602	$32	$(883)	$119,751
Obligations of states and political subdivisions	356,150	14,742	(410)	370,482
	$476,752	$14,774	$(1,293)	$490,233
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$125,081	$10	$(2,915)	$122,176
Obligations of states and political subdivisions	305,082	15,428	(198)	320,312
	$430,163	$15,438	$(3,113)	$442,488

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Obligations of other U.S. Government agencies and corporations	$6,100	$150	$(2)	$6,248
Residential mortgage backed securities:
Government agency mortgage backed securities	362,702	5,740	(892)	367,550
Government agency collateralized mortgage obligations	178,546	2,422	(1,542)	179,426
Commercial mortgage backed securities:
Government agency mortgage backed securities	59,544	1,623	(14)	61,153
Government agency collateralized mortgage obligations	5,211	237	—	5,448
Trust preferred securities	24,807	—	(5,917)	18,890
Other debt securities	19,607	548	(20)	20,135
Other equity securities	2,500	1,451	—	3,951
	$659,017	$12,171	$(8,387)	$662,801

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$6,119	$147	$(119)	$6,147
Residential mortgage backed securities:
Government agency mortgage backed securities	292,283	4,908	(832)	296,359
Government agency collateralized mortgage obligations	158,436	1,523	(2,523)	157,436
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,714	1,608	(137)	47,185
Government agency collateralized mortgage obligations	4,970	202	—	5,172
Trust preferred securities	26,400	137	(6,781)	19,756
Other debt securities	17,517	487	(74)	17,930
Other equity securities	2,331	1,268	—	3,599
	$553,770	$10,280	$(10,466)	$553,584

During the nine months ended September 30, 2015, the Company sold its pooled trust preferred security XIII with a carrying value of $1,117 at the time of sale for net proceeds of $1,213 resulting in a gain of $96. Furthermore, the Company sold certain investments acquired from Heritage shortly after acquisition with an aggregate carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on the sale. During the same period in 2014, the Company sold securities with a carrying value of $724 at the time of sale for net proceeds of $1,099 resulting in a gain of $375.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains on sales of securities available for sale for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross gains on sales of securities available for sale	$—	$375	$96	$375
Gross losses on sales of securities available for sale	—	—	—	—
Gain on sales of securities available for sale, net	$—	$375	$96	$375

At September 30, 2015 and December 31, 2014, securities with a carrying value of $721,834 and $617,189, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $37,976 and $16,410 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2015 and December 31, 2014, respectively.
The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,035	$15,227	$—	$—
Due after one year through five years	86,835	89,467	6,100	6,248
Due after five years through ten years	237,759	242,027	—	—
Due after ten years	137,123	143,512	24,807	18,890
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	362,702	367,550
Government agency collateralized mortgage obligations	—	—	178,546	179,426
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	59,544	61,153
Government agency collateralized mortgage obligations	—	—	5,211	5,448
Other debt securities	—	—	19,607	20,135
Other equity securities	—	—	2,500	3,951
	$476,752	$490,233	$659,017	$662,801

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2015
Obligations of other U.S. Government agencies and corporations	11	$45,255	$(230)	12	$55,050	$(653)	23	$100,305	$(883)
Obligations of states and political subdivisions	35	26,941	(305)	6	3,861	(105)	41	30,802	(410)
Total	46	$72,196	$(535)	18	$58,911	$(758)	64	131,107	$(1,293)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	2	$1,000	$(1)	26	$119,174	$(2,914)	28	$120,174	$(2,915)
Obligations of states and political subdivisions	3	3,353	(29)	16	10,052	(169)	19	13,405	(198)
Total	5	$4,353	$(30)	42	$129,226	$(3,083)	47	$133,579	$(3,113)
Available for Sale:
September 30, 2015
Obligations of other U.S. Government agencies and corporations	1	$3,998	$(2)	0	$—	$—	1	$3,998	$(2)
Residential mortgage backed securities:
Government agency mortgage backed securities	14	51,459	(184)	9	28,867	(708)	23	80,326	(892)
Government agency collateralized mortgage obligations	3	6,995	(35)	16	54,514	(1,507)	19	61,509	(1,542)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	1,144	(11)	1	820	(3)	3	1,964	(14)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,890	(5,917)	3	18,890	(5,917)
Other debt securities	0	—	—	2	4,051	(20)	2	4,051	(20)
Total	20	$63,596	$(232)	31	$107,142	$(8,155)	51	$170,738	$(8,387)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,881	$(119)	1	$3,881	$(119)
Residential mortgage backed securities:
Government agency mortgage backed securities	3	18,924	(39)	13	49,612	(793)	16	68,536	(832)
Government agency collateralized mortgage obligations	6	32,169	(138)	18	65,552	(2,385)	24	97,721	(2,523)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	3	10,651	(137)	3	10,651	(137)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,503	(6,781)	3	18,503	(6,781)
Other debt securities	0	—	—	2	4,175	(74)	2	4,175	(74)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	9	$51,093	$(177)	40	$152,374	$(10,289)	49	$203,467	$(10,466)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio on account of the decrease in interest rates from the prior year and, with the exception of one of its pooled trust preferred securities (discussed below), is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three or nine months ended September 30, 2015 or 2014.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $24,807 and $26,400 and a fair value of $18,890 and $19,756 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the investments in pooled trust preferred securities consist of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At September 30, 2015, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the nine months ended September 30, 2015.
The Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date and therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as nonaccruing asset at September 30, 2015, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2015:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,510	$5,882	$(2,628)	Baa3	18%
XXIV	Pooled	B-2	12,076	9,963	(2,113)	Caa2	31%
XXVI	Pooled	B-2	4,221	3,045	(1,176)	Ba3	26%
			$24,807	$18,890	$(5,917)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2015	2014
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at September 30	$(3,337)	$(3,337)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	September 30, 2015	December 31, 2014
Commercial, financial, agricultural	$621,121	$483,283
Lease financing	25,190	10,427
Real estate – construction	339,370	212,061
Real estate – 1-4 family mortgage	1,662,505	1,236,360
Real estate – commercial mortgage	2,516,889	1,956,914
Installment loans to individuals	113,377	89,142
Gross loans	5,278,452	3,988,187
Unearned income	(492)	(313)
Loans, net of unearned income	5,277,960	3,987,874
Allowance for loan losses	(42,051)	(42,289)
Net loans	$5,235,909	$3,945,585

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2015
Commercial, financial, agricultural	$928	$1,146	$618,263	$620,337	$—	$503	$281	$784	$621,121
Lease financing	—	—	24,771	24,771	—	419	—	419	25,190
Real estate – construction	789	—	338,581	339,370	—	—	—	—	339,370
Real estate – 1-4 family mortgage	8,947	5,789	1,635,107	1,649,843	296	3,618	8,748	12,662	1,662,505
Real estate – commercial mortgage	6,918	6,614	2,483,675	2,497,207	560	9,285	9,837	19,682	2,516,889
Installment loans to individuals	434	65	112,837	113,336	—	34	7	41	113,377
Unearned income	—	—	(492)	(492)	—	—	—	—	(492)
Total	$18,016	$13,614	$5,212,742	$5,244,372	$856	$13,859	$18,873	$33,588	$5,277,960
December 31, 2014
Commercial, financial, agricultural	$1,113	$636	$480,332	$482,081	$16	$820	$366	$1,202	$483,283
Lease financing	462	—	9,965	10,427	—	—	—	—	10,427
Real estate – construction	—	37	211,860	211,897	—	164	—	164	212,061
Real estate – 1-4 family mortgage	8,398	2,382	1,212,214	1,222,994	355	4,604	8,407	13,366	1,236,360
Real estate – commercial mortgage	6,924	7,637	1,912,758	1,927,319	1,826	16,928	10,841	29,595	1,956,914
Installment loans to individuals	269	21	88,782	89,072	—	59	11	70	89,142
Unearned income	—	—	(313)	(313)	—	—	—	—	(313)
Total	$17,166	$10,713	$3,915,598	$3,943,477	$2,197	$22,575	$19,625	$44,397	$3,987,874

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at September 30, 2015 or December 31, 2014. The outstanding balance of restructured loans on nonaccrual status was $14,200 and $11,392 at September 30, 2015 and December 31, 2014, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired loans recognized in conformity with Financial Accounting Standards Board Accounting Standards Codification Topic ("ASC") 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2015
Commercial, financial, agricultural	$8,456	$6,529	$49	$6,578	$599
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	43,363	32,769	6,118	38,887	4,773
Real estate – commercial mortgage	99,819	79,292	9,379	88,671	4,374
Installment loans to individuals	811	499	7	506	1
Total	$152,449	$119,089	$15,553	$134,642	$9,747
December 31, 2014
Commercial, financial, agricultural	$4,871	$984	$1,375	$2,359	$171
Real estate – construction	164	164	—	164	—
Real estate – 1-4 family mortgage	31,906	18,401	7,295	25,696	4,824
Real estate – commercial mortgage	90,196	29,079	28,784	57,863	5,767
Installment loans to individuals	397	21	51	72	—
Totals	$127,534	$48,649	$37,505	$86,154	$10,762

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$6,763	$10	$4,167	$160
Lease financing	—	—	—	—
Real estate – construction	—	—	1,997	96
Real estate – 1-4 family mortgage	40,410	46	26,378	808
Real estate – commercial mortgage	91,323	152	74,648	3,110
Installment loans to individuals	520	1	141	13
Total	$139,016	$209	$107,331	$4,187

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$6,519	$184	$4,399	$165
Real estate – construction	—	—	2,023	98
Real estate – 1-4 family mortgage	40,203	917	27,122	843
Real estate – commercial mortgage	93,107	2,764	80,402	3,174
Installment loans to individuals	531	13	147	13
Total	$140,360	$3,878	$114,093	$4,293

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
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2015
Commercial, financial, agricultural	2	$507	$460
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	60	6,084	5,563
Real estate – commercial mortgage	25	14,324	12,791
Installment loans to individuals	1	67	67
Total	88	$20,982	$18,881
December 31, 2014
Commercial, financial, agricultural	2	$507	$507
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	35	5,212	4,567
Real estate – commercial mortgage	16	10,590	9,263
Installment loans to individuals	—	—	—
Total	53	$16,309	$14,337

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2015	53	$14,337
Additional loans with concessions	53	12,662
Reductions due to:
Reclassified as nonperforming	(3)	(331)
Paid in full	(13)	(4,820)
Charge-offs	(1)	(56)
Transfer to other real estate owned	—	—
Principal paydowns	—	(688)
Lapse of concession period	—	—
TDR reclassified as performing loan	(1)	(2,223)
Totals at September 30, 2015	88	$18,881

The allocated allowance for loan losses attributable to restructured loans was $1,343 and $1,547 at September 30, 2015 and December 31, 2014, respectively. The Company had $6 remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2015 and none at December 31, 2014.
Credit Quality

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Pass	Watch	Substandard	Total
September 30, 2015
Commercial, financial, agricultural	$460,425	$7,583	$4,159	$472,167
Lease financing	—	—	419	419
Real estate – construction	256,056	1,692	38	257,786
Real estate – 1-4 family mortgage	250,296	10,736	14,448	275,480
Real estate – commercial mortgage	1,927,091	40,811	25,853	1,993,755
Installment loans to individuals	27	—	—	27
Total	$2,893,895	$60,822	$44,917	$2,999,634
December 31, 2014
Commercial, financial, agricultural	$337,998	$5,255	$1,451	$344,704
Lease financing	—	—	—	—
Real estate – construction	150,683	855	—	151,538
Real estate – 1-4 family mortgage	122,608	6,079	11,479	140,166
Real estate – commercial mortgage	1,389,787	31,109	33,554	1,454,450
Installment loans to individuals	1,402	—	—	1,402
Total	$2,002,478	$43,298	$46,484	$2,092,260

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performing	Non- Performing	Total
September 30, 2015
Commercial, financial, agricultural	$135,821	$356	$136,177
Lease financing	24,279	—	24,279
Real estate – construction	79,970	—	79,970
Real estate – 1-4 family mortgage	1,292,638	2,961	1,295,599
Real estate – commercial mortgage	300,582	1,340	301,922
Installment loans to individuals	110,431	26	110,457
Total	$1,943,721	$4,683	$1,948,404
December 31, 2014
Commercial, financial, agricultural	$114,996	$179	$115,175
Lease financing	10,114	—	10,114
Real estate – construction	60,323	200	60,523
Real estate – 1-4 family mortgage	1,010,645	2,730	1,013,375
Real estate – commercial mortgage	266,867	1,352	268,219
Installment loans to individuals	83,744	39	83,783
Total	$1,546,689	$4,500	$1,551,189

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
September 30, 2015
Commercial, financial, agricultural	$1,205	$415	$11,157	$12,777
Lease financing	—	—	—	—
Real estate – construction	—	94	1,520	1,614
Real estate – 1-4 family mortgage	5,895	26,990	58,541	91,426
Real estate – commercial mortgage	13,893	23,323	183,996	221,212
Installment loans to individuals	—	47	2,846	2,893
Total	$20,993	$50,869	$258,060	$329,922
December 31, 2014
Commercial, financial, agricultural	$—	$6,684	$16,720	$23,404
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	420	43,597	38,802	82,819
Real estate – commercial mortgage	7,584	84,720	141,941	234,245
Installment loans to individuals	—	36	3,921	3,957
Total	$8,004	$135,037	$201,384	$344,425

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at September 30, 2015:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$22,400	$67,828	$383,887	$474,115
Nonaccretable difference(1)	(1,397)	(11,983)	(86,891)	(100,271)
Cash flows expected to be collected	21,003	55,845	296,996	373,844
Accretable yield(2)	(10)	(4,976)	(38,936)	(43,922)
Fair value	$20,993	$50,869	$258,060	$329,922

(1)	Represents contractual principal and interest cash flows of $100,023 and $249, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $2,329 expected to be collected and purchase discount of $41,594.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2015	$(1)	$(2,623)	$(29,809)	$(32,433)
Additions due to acquisition	—	(4,880)	(15,386)	(20,266)
Reclasses from nonaccretable difference	(578)	977	(4,355)	(3,956)
Accretion	569	1,550	9,131	11,250
Charge-offs	—	—	1,483	1,483
Balance at September 30, 2015	$(10)	$(4,976)	$(38,936)	$(43,922)

The following table presents the fair value of loans acquired from Heritage Financial Group, Inc. (“Heritage”) as of the July 1, 2015 acquisition date.

At acquisition date:	July 1, 2015
Contractually-required principal and interest	$1,237,944
Nonaccretable difference	59,408
Cash flows expected to be collected	1,178,536
Accretable yield	66,919
Fair value	$1,111,617

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888
Charge-offs	(143)	—	(251)	(430)	(132)	(956)
Recoveries	82	3	145	112	27	369
Net charge-offs	(61)	3	(106)	(318)	(105)	(587)
Provision for loan losses	(307)	360	165	53	358	629
Benefit attributable to FDIC loss-share agreements	(10)	—	(39)	(231)	—	(280)
Recoveries payable to FDIC	20	1	99	277	4	401
Provision for loan losses charged to operations	(297)	361	225	99	362	750
Ending balance	$3,613	$1,661	$13,911	$21,328	$1,538	$42,051

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(501)	(26)	(1,605)	(2,287)	(238)	(4,657)
Recoveries	221	16	515	581	86	1,419
Net charge-offs	(280)	(10)	(1,090)	(1,706)	(152)	(3,238)
Provision for loan losses	624	254	653	244	425	2,200
Benefit attributable to FDIC loss-share agreements	(65)	—	(82)	(717)	—	(864)
Recoveries payable to FDIC	29	2	881	748	4	1,664
Provision for loan losses charged to operations	588	256	1,452	275	429	3,000
Ending balance	$3,613	$1,661	$13,911	$21,328	$1,538	$42,051
Period-End Amount Allocated to:
Individually evaluated for impairment	$214	$—	$4,482	$3,101	$—	$7,797
Collectively evaluated for impairment	3,014	1,661	9,137	16,955	1,537	32,304
Acquired with deteriorated credit quality	385	—	292	1,272	1	1,950
Ending balance	$3,613	$1,661	$13,911	$21,328	$1,538	$42,051

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,264	$1,267	$11,797	$29,771	$1,205	$47,304
Charge-offs	(1,206)	—	(1,271)	(3,513)	(112)	(6,102)
Recoveries	103	6	751	267	23	1,150
Net (charge-offs) recoveries	(1,103)	6	(520)	(3,246)	(89)	(4,952)
Provision for loan losses	1,007	109	(491)	4,043	107	4,775
Benefit attributable to FDIC loss-share agreements	(19)	—	(189)	(3,169)	—	(3,377)
Recoveries payable to FDIC	22	—	16	781	—	819
Provision for loan losses charged to operations	1,010	109	(664)	1,655	107	2,217
Ending balance	$3,171	$1,382	$10,613	$28,180	$1,223	$44,569

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(1,325)	—	(4,143)	(4,056)	(404)	(9,928)
Recoveries	215	14	1,108	325	53	1,715
Net (charge-offs) recoveries	(1,110)	14	(3,035)	(3,731)	(351)	(8,213)
Provision for loan losses	1,095	276	(5,182)	12,045	407	8,641
Benefit attributable to FDIC loss-share agreements	(87)	—	(324)	(4,640)	—	(5,051)
Recoveries payable to FDIC	183	1	525	818	—	1,527
Provision for loan losses charged to operations	1,191	277	(4,981)	8,223	407	5,117
Ending balance	$3,171	$1,382	$10,613	$28,180	$1,223	$44,569
Period-End Amount Allocated to:
Individually evaluated for impairment	$—	$—	$1,260	$6,820	$—	$8,080
Collectively evaluated for impairment	3,171	1,382	9,353	21,360	1,223	36,489
Acquired with deteriorated credit quality	—	—	—	—	—	—
Ending balance	$3,171	$1,382	$10,613	$28,180	$1,223	$44,569

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2015
Individually evaluated for impairment	$1,265	$—	$16,462	$20,096	$71	$37,894
Collectively evaluated for impairment	607,079	337,756	1,554,617	2,275,581	135,111	4,910,144
Acquired with deteriorated credit quality	12,777	1,614	91,426	221,212	2,893	329,922
Ending balance	$621,121	$339,370	$1,662,505	$2,516,889	$138,075	$5,277,960
December 31, 2014
Individually evaluated for impairment	$984	$164	$18,401	$29,079	$21	$48,649
Collectively evaluated for impairment	458,895	211,897	1,135,140	1,693,590	95,278	3,594,800
Acquired with deteriorated credit quality	23,404	—	82,819	234,245	3,957	344,425
Ending balance	$483,283	$212,061	$1,236,360	$1,956,914	$99,256	$3,987,874

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
September 30, 2015
Residential real estate	$556	$4,452	$5,008
Commercial real estate	632	12,583	13,215
Residential land development	1	4,729	4,730
Commercial land development	1,994	11,387	13,381
Total	$3,183	$33,151	$36,334
December 31, 2014
Residential real estate	$657	$4,549	$5,206
Commercial real estate	470	9,179	9,649
Residential land development	2,445	4,990	7,435
Commercial land development	2,796	9,386	12,182
Total	$6,368	$28,104	$34,472

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2015	$6,368	$28,104	$34,472
Acquired OREO	3,722	6,250	9,972
Transfer of balance to non-covered OREO(1)	(3,431)	3,431	—
Transfers of loans	4,252	8,016	12,268
Capitalized improvements	—	—	—
Impairments(2)	(454)	(1,831)	(2,285)
Dispositions	(7,268)	(10,794)	(18,062)
Other	(6)	(25)	(31)
Balance at September 30, 2015	$3,183	$33,151	$36,334

(1)
Represents a transfer of balance on non-single family assets of Crescent Bank & Trust Company. The claims period to submit losses to the FDIC for reimbursement ended July 25, 2015 for non-single family assets.

(2)
Of the total impairment charges of $454 recorded for covered OREO, $91 was included in the Consolidated Statements of Income for the nine months ended September 30, 2015, while the remaining $363 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Repairs and maintenance	$215	$223	$513	$1,760
Property taxes and insurance	176	148	560	445
Impairments	527	856	1,922	1,901
Net gains on OREO sales	(16)	(85)	(499)	(97)
Rental income	(41)	(41)	(149)	(139)
Total	$861	$1,101	$2,347	$3,870

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

Changes in the FDIC loss-share indemnification asset were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Balance at January 1, 2015	$12,516
Acquisition of Heritage	2,322
Changes in expected cash flows from initial estimates on:
Covered Loans	(2,775)
Covered OREO	(68)
Reimbursable expenses	372
Accretion	—
Reimbursements received from the FDIC	(4,323)

Balance at September 30, 2015	$8,044

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the three or nine months ended September 30, 2015 or 2014.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2015	$11,662
Addition from acquisition	11,847
Capitalization	7,015
Amortization	(2,256)

Balance at September 30, 2015	$28,268

Data and key economic assumptions related to the Company’s mortgage servicing rights as of September 30, 2015 are as follows:

Unpaid principal balance	$2,739,359

Weighted-average prepayment speed (CPR)	9.73%
Estimated impact of a 10% increase	$(1,091)
Estimated impact of a 20% increase	(2,109)

Discount rate	9.51%
Estimated impact of a 10% increase	$(1,125)
Estimated impact of a 20% increase	(2,169)

Weighted-average coupon interest rate	3.96%
Weighted-average servicing fee (basis points)	25.02
Weighted-average remaining maturity (in years)	14.42

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
In connection with the acquisition of Heritage, the Company assumed the noncontributory defined benefit pension plan maintained by HeritageBank, under which accruals had ceased and the plan had been terminated by HeritageBank immediately prior to the acquisition date. The Company will sponsor the plan until satisfactory status of termination has been received from both the Pension Benefit Guarantee Corporation and the Internal Revenue Service at which point final distribution will be made to participants.
The plan expense for the Company-sponsored noncontributory defined benefit pension plans, including the plan assumed from HeritageBank, (“Pension Benefits”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$5	$1
Interest cost	427	328	15	19
Expected return on plan assets	(618)	(539)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	88	59	27	18
Net periodic benefit cost (return)	$(103)	$(152)	$47	$38

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$13	$13
Interest cost	972	964	45	65
Expected return on plan assets	(1,639)	(1,617)	—	—
Prior service cost recognized	—	—	—	—
Recognized actuarial loss	244	150	73	72
Net periodic benefit (return) cost	$(423)	$(503)	$131	$150

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three and nine months ended September 30, 2015 and 2014.

The following table summarizes the changes in stock options as of and for the nine months ended September 30, 2015:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	830,950	$18.70
Granted	—	—
Exercised	(129,785)	19.55
Forfeited	(7,500)	30.63
Options outstanding at end of period	693,665	$18.42

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2015:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	38,336	$27.26
Awarded	81,750	28.93	103,588	31.74
Vested	—	—	(11,486)	27.86
Cancelled	(250)	28.93	(250)	31.46
Nonvested at end of period	81,500	$28.93	130,188	$30.91
During the nine months ended September 30, 2015, the Company reissued 100,618 shares from treasury in connection with the exercise of stock options and award of restricted stock. The Company recorded total stock-based compensation expense of $1,019 and $1,340 for the three months ended September 30, 2015 and 2014, respectively, and $2,739 and $3,162 for the nine months ended September 30, 2015 and 2014, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts.
The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2015
Net interest income	$69,471	$81	$419	$(1,291)	$68,680
Provision for loan losses	749	—	1	—	750
Noninterest income	26,677	2,434	2,981	25	32,117
Noninterest expense	71,569	1,783	2,497	236	76,085
Income (loss) before income taxes	23,830	732	902	(1,502)	23,962
Income taxes	8,039	289	—	(586)	7,742
Net income (loss)	$15,791	$443	$902	$(916)	$16,220

Total assets	$7,837,534	$21,978	$43,150	$16,070	$7,918,732
Goodwill	449,270	2,767	—	—	452,037

Three months ended September 30, 2014
Net interest income	$51,298	$65	$338	$(1,229)	$50,472
Provision for loan losses	2,268	—	(51)	—	2,217
Noninterest income	17,547	2,261	2,357	398	22,563
Noninterest expense	44,129	1,656	2,177	213	48,175
Income (loss) before income taxes	22,448	670	569	(1,044)	22,643
Income taxes	7,251	262	—	(405)	7,108
Net income (loss)	$15,197	$408	$569	$(639)	$15,535

Total assets	$5,671,079	$18,834	$46,527	$15,271	$5,751,711
Goodwill	271,891	2,767	—	—	274,658

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2015
Net interest income	$171,310	$228	$1,260	$(3,606)	$169,192
Provision for loan losses	3,008	—	(8)	—	3,000
Noninterest income	62,174	7,012	7,694	58	76,938
Noninterest expense	162,184	5,131	6,748	612	174,675
Income (loss) before income taxes	68,292	2,109	2,214	(4,160)	68,455
Income taxes	22,397	827	—	(1,623)	21,601
Net income (loss)	$45,895	$1,282	$2,214	$(2,537)	$46,854

Total assets	$7,837,534	$21,978	$43,150	$16,070	$7,918,732
Goodwill	449,270	2,767	—	—	452,037

Nine months ended September 30, 2014
Net interest income	$154,678	$177	$969	$(3,212)	$152,612
Provision for loan losses	5,158	—	(41)	—	5,117
Noninterest income	46,722	6,792	6,691	445	60,650
Noninterest expense	133,784	4,814	6,044	574	145,216
Income (loss) before income taxes	62,458	2,155	1,657	(3,341)	62,929
Income taxes	19,397	844	—	(1,297)	18,944
Net income (loss)	$43,061	$1,311	$1,657	$(2,044)	$43,985

Total assets	$5,671,079	$18,834	$46,527	$15,271	$5,751,711
Goodwill	271,891	2,767	—	—	274,658

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,248	$—	$6,248
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	367,550	—	367,550
Government agency collateralized mortgage obligations	—	179,426	—	179,426
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	61,153	—	61,153
Government agency collateralized mortgage obligations	—	5,448	—	5,448
Trust preferred securities	—	—	18,890	18,890
Other debt securities	—	20,135	—	20,135
Other equity securities	—	3,951	—	3,951
Total securities available for sale	—	643,911	18,890	662,801
Derivative instruments:
Interest rate contracts	—	3,282	—	3,282
Interest rate lock commitments	—	9,293	—	9,293
Total derivative instruments	—	12,575	—	12,575
Mortgage loans held for sale	—	317,681	—	317,681
Total financial assets	$—	$974,167	$18,890	$993,057
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$5,284	$—	$5,284
Interest rate contracts	—	3,282	—	3,282
Interest rate lock commitments	—	30	—	30
Forward commitments	—	3,866	—	3,866
Total derivative instruments	—	12,462	—	12,462
Total financial liabilities	$—	$12,462	$—	$12,462

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,147	$—	$6,147
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	296,359	—	296,359
Government agency collateralized mortgage obligations	—	157,436	—	157,436
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	47,185	—	47,185
Government agency collateralized mortgage obligations	—	5,172	—	5,172
Trust preferred securities	—	—	19,756	19,756
Other debt securities	—	17,930	—	17,930
Other equity securities	—	3,599	—	3,599
Total securities available for sale	—	533,828	19,756	553,584
Derivative instruments:
Interest rate contracts	—	2,142	—	2,142
Interest rate lock commitments	—	1,584	—	1,584
Forward commitments	—	5	—	5
Total derivative instruments	—	3,731	—	3,731
Mortgage loans held for sale	—	25,628	—	25,628
Total financial assets	$—	$563,187	$19,756	$582,943
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,847	$—	$3,847
Interest rate contracts	—	2,143	—	2,143
Forward commitments	—	303	—	303
Total derivative instruments	—	6,293	—	6,293
Total financial liabilities	$—	$6,293	$—	$6,293

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2015 and 2014, respectively:

	Securities available for sale
Three Months Ended September 30, 2015	Trust preferred securities	Total
Balance at July 1, 2015	$19,127	$19,127
Accretion included in net income	8	8
Unrealized gains included in other comprehensive income	(200)	(200)
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	(45)	(45)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at September 30, 2015	$18,890	$18,890

	Securities available for sale
Three Months Ended September 30, 2014	Trust preferred securities	Total
Balance at July 1, 2014	$18,309	$18,309
Accretion included in net income	—	—
Unrealized gains included in other comprehensive income	1,896	1,896
Reclassification adjustment	—	—
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	(632)	(632)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at September 30, 2014	$19,573	$19,573

	Securities available for sale
Nine Months Ended September 30, 2015	Trust preferred securities	Total
Balance at January 1, 2015	$19,756	$19,756
Realized gains included in net income	(70)	(70)
Unrealized gains included in other comprehensive income	822	822
Purchases	—	—
Sales	(1,117)	(1,117)
Issues	—	—
Settlements	(501)	(501)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at September 30, 2015	$18,890	$18,890

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Securities available for sale
Nine Months Ended September 30, 2014	Trust preferred securities	Total
Balance at January 1, 2014	$17,671	$17,671
Realized gains included in net income	16	16
Unrealized gains included in other comprehensive income	2,695	2,695
Reclassification adjustment	—	—
Purchases	—	—
Sales	—	—
Issues	—	—
Settlements	(809)	(809)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at September 30, 2014	$19,573	$19,573

For the three or nine months ended September 30, 2015 and 2014, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of September 30, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$18,890	Discounted cash flows	Default rate	0-100%

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

September 30, 2015	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$3,467	$3,467
OREO	—	—	11,817	11,817
Total	$—	$—	$15,284	$15,284

December 31, 2014	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$12,360	$12,360
OREO	—	—	4,460	4,460
Total	$—	$—	$16,820	$16,820

As of September 30, 2015 and December 31, 2014, there were no liabilities measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheet.

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the nine months ended September 30, 2015 and 2014, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $3,746 and $13,349 at September 30, 2015 and December 31, 2014, respectively, and a specific reserve for these loans of $279 and $989 was included in the allowance for loan losses as of such respective dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	September 30, 2015	December 31, 2014
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$1,380	$3,162
Impairment recognized in results of operations	(38)	(185)
Increase in FDIC loss-share indemnification asset	(152)	(742)
Receivable from other guarantor	—	(422)
Fair value	$1,190	$1,813
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$12,284	$3,513
Impairment recognized in results of operations	(1,657)	(866)
Fair value	$10,627	$2,647

The following table presents information as of September 30, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,467	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	11,817	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $1,023 and net losses of $58 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2015 and nine months ended September 30, 2014, respectively. The amount does

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Gains on sales of mortgage loans held for sale” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

September 30, 2015	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$317,681	$310,256	$7,425
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2015	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$203,849	$203,849	$—	$—	$203,849
Securities held to maturity	476,752	—	490,233	—	490,233
Securities available for sale	662,801	—	643,911	18,890	662,801
Mortgage loans held for sale	317,681	—	317,681	—	317,681
Loans covered under loss-share agreements	100,839	—	—	134,962	134,962
Loans not covered under loss-share agreements, net	5,135,070	—	—	5,100,022	5,100,022
FDIC loss-share indemnification asset	8,044	—	—	8,044	8,044
Mortgage servicing rights	28,268	—	—	28,559	28,559
Derivative instruments	12,575	—	12,575	—	12,575
Financial liabilities
Deposits	$6,234,561	$4,200,398	$1,546,930	$—	$5,747,328
Short-term borrowings	402,122	402,122	—	—	402,122
Federal Home Loan Bank advances	54,456	—	58,439	—	58,439
Junior subordinated debentures	94,958	—	79,053	—	79,053
Derivative instruments	12,462	—	12,462	—	12,462

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$161,583	$161,583	$—	$—	$161,583
Securities held to maturity	430,163	—	442,488	—	442,488
Securities available for sale	553,584	—	533,828	19,756	553,584
Mortgage loans held for sale	25,628	—	25,628	—	25,628
Loans covered under loss-share agreements	143,041	—	—	143,487	143,487
Loans not covered under loss-share agreements, net	3,844,833	—	—	3,751,727	3,751,727
FDIC loss-share indemnification asset	12,516	—	—	12,516	12,516
Mortgage servicing rights	11,662	—	—	12,378	12,378
Derivative instruments	3,731	—	3,731	—	3,731
Financial liabilities
Deposits	$4,838,418	$3,532,266	$1,309,421	$—	$4,841,687
Short-term borrowings	32,403	32,403	—	—	32,403
Federal Home Loan Bank advances	61,611	—	92,532	—	92,532
Junior subordinated debentures	94,574	—	80,971	—	80,971
Derivative instruments	6,293	—	6,293	—	6,293

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2015 and December 31, 2014, and no impairment charges were recognized in earnings for the three or nine months ended September 30, 2015 and 2014, respectively.
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
Short-term borrowings: Short-term borrowings consist of securities sold under agreements to repurchase and overnight borrowings. The fair value of these borrowings approximates the carrying value of the amounts reported in the Consolidated Balance Sheets for each respective account given the short-term nature of the liabilities.
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

Note J – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2015, the Company had notional amounts of $68,197 on interest rate contracts with corporate customers and $68,197 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In June 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are each accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate and will receive a variable interest rate based on the three-month LIBOR plus a pre-determined spread, with quarterly net settlements.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $376,824 and $62,288 at September 30, 2015 and December 31, 2014, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $409,000 and $52,000 at September 30, 2015 and December 31, 2014, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,282	$2,142
Interest rate lock commitments	Other Assets	9,293	1,584
Forward commitments	Other Assets	—	5
Totals		$12,575	$3,731
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$5,284	$3,847
Totals		$5,284	$3,847
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$3,282	$2,143
Interest rate lock commitments	Other Liabilities	30	—
Forward commitments	Other Liabilities	3,866	303
Totals		$7,178	$2,446

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$576	$750	$1,677	$2,296
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	2,326	(261)	3,783	1,232
Forward commitments
Included in gains on sales of mortgage loans held for sale	(2,999)	460	(1,288)	15
Total	$(97)	$949	$4,172	$3,543

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three or nine months ended September 30, 2015 and 2014. The impact on other comprehensive income for the three and nine months ended September 30, 2015 and 2014, can be seen at Note K, "Other Comprehensive Income."

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Gross amounts recognized	$—	$5	$11,214	$5,182
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	—	5	11,214	5,182
Gross amounts not offset in the consolidated balance sheets
Financial instruments	—	5	—	5
Financial collateral pledged	—	—	7,747	4,879
Net amounts	$—	$—	$3,467	$298

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2015
Securities available for sale:
Unrealized holding gains on securities	$6,029	$2,312	$3,717
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(42)	(16)	(26)
Total securities available for sale	5,987	2,296	3,691
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,752)	(677)	(1,075)
Total derivative instruments	(1,752)	(677)	(1,075)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	114	59	55
Total defined benefit pension and post-retirement benefit plans	114	59	55
Total other comprehensive income	$4,349	$1,678	$2,671
Three months ended September 30, 2014
Securities available for sale:
Unrealized holding gains on securities	$1,402	$536	$866
Reclassification adjustment for gains realized in net income	(375)	(143)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(61)	(23)	(38)
Total securities available for sale	966	370	596
Derivative instruments:
Unrealized holding gains on derivative instruments	68	26	42
Total derivative instruments	68	26	42
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	76	29	47
Total defined benefit pension and post-retirement benefit plans	76	29	47
Total other comprehensive income	$1,110	$425	$685

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2015
Securities available for sale:
Unrealized holding gains on securities	$4,066	$1,561	$2,505
Reclassification adjustment for gains realized in net income	(96)	(36)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(139)	(53)	(86)
Total securities available for sale	3,831	1,472	2,359
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,437)	(556)	(881)
Total derivative instruments	(1,437)	(556)	(881)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	316	136	180
Total defined benefit pension and post-retirement benefit plans	316	136	180
Total other comprehensive income	$2,710	$1,052	$1,658
Nine months ended September 30, 2014
Securities available for sale:
Unrealized holding gains on securities	$7,864	$3,008	$4,856
Reclassification adjustment for gains realized in net income	(375)	(143)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(196)	(75)	(121)
Total securities available for sale	7,293	2,790	4,503
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,252)	(479)	(773)
Total derivative instruments	(1,252)	(479)	(773)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	222	85	137
Total defined benefit pension and post-retirement benefit plans	222	85	137
Total other comprehensive income	$6,263	$2,396	$3,867

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	September 30, 2015	December 31, 2014
Unrealized gains on securities	$19,433	$17,759
Non-credit related portion of other-than-temporary impairment on securities	(16,789)	(17,474)
Unrealized losses on derivative instruments	(2,514)	(1,633)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,070)	(6,250)
Total accumulated other comprehensive loss	$(5,940)	$(7,598)

Note L – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding assuming

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

outstanding stock options were exercised into common shares, calculated in accordance with the treasury method. Basic and diluted net income per common share calculations are as follows for the periods presented:

	Three Months Ended
	September 30,
	2015	2014
Basic
Net income applicable to common stock	$16,220	$15,535
Average common shares outstanding	40,265,941	31,526,423
Net income per common share - basic	$0.40	$0.49
Diluted
Net income applicable to common stock	$16,220	$15,535
Average common shares outstanding	40,265,941	31,526,423
Effect of dilutive stock-based compensation	252,472	192,106
Average common shares outstanding - diluted	40,518,413	31,718,529
Net income per common share - diluted	$0.40	$0.49

	Nine Months Ended
	September 30,
	2015	2014
Basic
Net income applicable to common stock	$46,854	$43,985
Average common shares outstanding	34,521,255	31,486,767
Net income per common share - basic	$1.36	$1.40
Diluted
Net income applicable to common stock	$46,854	$43,985
Average common shares outstanding	34,521,255	31,486,767
Effect of dilutive stock-based compensation	277,863	207,834
Average common shares outstanding - diluted	34,799,118	31,694,601
Net income per common share - diluted	$1.35	$1.39

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2015	2014
Number of shares	—	109,068
Range of exercise prices	$—	$29.57 - $30.63

	Nine Months Ended
	September 30,
	2015	2014
Number of shares	99,852	109,068
Range of exercise prices	$30.63	$29.57 - $30.63

Note M – Mergers and Acquisitions
(In Thousands, Except Share Data)
Acquisition of Heritage Financial Group, Inc.

Effective July 1, 2015, the Company completed its acquisition by merger (the “Merger”) with Heritage Financial Group, Inc. (“Heritage”), pursuant to the Agreement and Plan of Merger by and among Renasant, Renasant Bank, Heritage and HeritageBank of the South ("HeritageBank") dated as of December 10, 2014 (referred to as the “Merger Agreement”), in a transaction valued at $297,260. The Company issued 8,635,879 shares of common stock and paid $5,915 to Heritage stock option holders for 100% of the voting equity interest in Heritage. At closing, Heritage merged with and into the Company, with the Company surviving the Merger. On the same date, HeritageBank was merged into Renasant Bank. On July 1, 2015, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida.

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

The Company recorded approximately $189,589 in intangible assets which consist of goodwill of $177,333 and a core deposit intangible of $12,256. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The intangible assets are not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company's acquisition of Heritage based on their fair values on July 1, 2015. The Company is finalizing the fair value of certain assets and liabilities. As a result, the adjustments included in the following table are preliminary and may change.

Purchase Price:
Shares issued to common shareholders	8,635,879
Purchase price per share	$32.60
Value of stock paid		$281,530
Cash paid for fractional shares		26
Cash settlement for stock options, net of tax benefit		3,697
Compensation expense incurred from the termination of Heritage's ESOP		4,930
Deal charges		7,077
Total Purchase Price		$297,260
Net Assets Acquired:
Stockholders’ equity at acquisition date	$160,652
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(1,401)
Mortgage loans held for sale	(2,481)
Loans, net of Heritage's allowance for loan losses	(15,803)
Fixed assets	(7,253)
Intangible assets, net of Heritage's existing core deposit intangible	18,193
Other real estate owned	1,390
FDIC loss-share indemnification asset	(15,247)
Other assets	1,293
Deposits	(3,776)
Other liabilities	(2,329)
Deferred income taxes	(13,311)
Total Net Assets Acquired		119,927
Goodwill resulting from merger(1)		$177,333
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value of assets acquired and liabilities assumed at acquisition date in connection with the merger with Heritage. The Company is finalizing the fair value of certain assets and liabilities. As a result, the values included in the following table are preliminary and may change.

Cash and cash equivalents	$35,787
Securities	177,849
Mortgage loans held for sale	348,505
Loans, net of unearned income	1,111,617
Premises and equipment	42,080
Other real estate owned	9,972
Intangible assets	189,589
Other assets	102,509
Total assets	2,017,908

Deposits	1,372,515
Borrowings	314,656
Other liabilities	41,438
Total liabilities	1,728,609

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2015 and 2014 of the Company as though the Merger had been completed as of January 1, 2014. The unaudited estimated pro forma information combines the historical results of Heritage with the Company's historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Nine Months Ended
	September 30,
	2015	2014
Interest income	$225,985	$222,055
Interest expense	16,494	22,302
Net interest income	209,491	199,753
Provision for loan and lease losses	3,300	6,401
Noninterest income	103,888	85,774
Noninterest expense	238,947	201,166
Income before income taxes	71,132	77,960
Income taxes	22,597	24,106
Net income	48,535	53,854

Earnings per share:
Basic	$1.12	$1.34
Diluted	$1.12	$1.34

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

FDIC-Assisted Acquisition

On February 4, 2011, the Bank entered into a purchase and assumption agreement with loss-share agreements with the FDIC to acquire specified assets and assume specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”). American Trust operated 3 branches in the northwest region of Georgia. In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $73,657 of American Trust loans (the “covered ATB loans”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered ATB loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered ATB loans. The claim periods to submit losses to the FDIC for reimbursement ends February 5, 2016 for nonsingle family ATB loans and February 28, 2021 for single family ATB loans.

On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Crescent operated 11 branches in the northwest region of Georgia. In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $361,472 of Crescent loans and $50,168 of other real estate owned (the “covered Crescent assets”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered Crescent assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered Crescent assets. The claim periods to submit losses to the FDIC for reimbursement ended July 25, 2015 for non-single family Crescent assets and ends July 31, 2020 for single family Crescent assets.

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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of September 30,

	2015		2014
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$665,707	8.95%	$495,168	8.91%
Common Equity Tier 1 Capital to Risk-Weighted Assets	576,360	9.92%	—	—%
Tier 1 Capital to Risk-Weighted Assets	665,707	11.46%	495,168	11.82%
Total Capital to Risk-Weighted Assets	712,737	12.27%	543,103	12.96%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$639,189	8.75%	$467,944	8.64%
Common Equity Tier 1 Capital to Risk-Weighted Assets	639,189	11.02%	—	—%
Tier 1 Capital to Risk-Weighted Assets	639,189	11.02%	467,944	11.46%
Total Capital to Risk-Weighted Assets	685,565	11.82%	515,993	12.59%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note O – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At September 30, 2015 and December 31, 2014, the Company’s carrying value of QAHPs was $8,021 and $8,993, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the cost method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in qualified affordable housing projects were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Tax credit amortization	$324	$289	$972	$866
Tax credits and other benefits	(471)	(403)	(1,412)	(1,300)
Total	$(147)	$(114)	$(440)	$(434)

Note P - Subsequent Events
(In Thousands)

Merger with KeyWorth Bank
On October 20, 2015, the Company and KeyWorth Bank ("KeyWorth"), a Georgia state bank headquartered in Atlanta, Georga, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire KeyWorth in an all-stock merger in a transaction valued at approximately $58,700. Under the terms of the agreement, KeyWorth will be merged with and into Renasant Bank, with Renasant Bank continuing as the surviving institution in the Merger.
According to the terms of the merger agreement, each KeyWorth common shareholder will have the right to receive 0.4494 shares of Renasant common stock for each share of KeyWorth common stock, and the merger is expected to qualify as a tax-free reorganization for KeyWorth shareholders.
KeyWorth operates six offices in the Atlanta metropolitan area and as of September 30, 2015, had approximately $392,101 in total assets, which included approximately $249,578 in total loans, and approximately$339,143 in total deposits.
The acquisition is expected to close in the first quarter of 2016 and is subject to regulatory approval, KeyWorth shareholder approval, and other customary conditions set forth in the merger agreement.

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2015 compared to December 31, 2014.

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
Assets
Total assets were $7,918,732 at September 30, 2015 compared to $5,805,129 at December 31, 2014. The acquisition of Heritage increased total assets $2,017,908 at July 1, 2015.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	September 30, 2015	Percentage of Portfolio	December 31, 2014	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$126,850	11.13%	$131,228	13.34%
Obligations of states and political subdivisions	356,150	31.25	305,082	31.01
Mortgage-backed securities	613,577	53.84	506,152	51.45
Trust preferred securities	18,890	1.66	19,756	2.01
Other debt securities	20,135	1.77	17,930	1.82
Other equity securities	3,951	0.35	3,599	0.37
	$1,139,553	100.00%	$983,747	100.00%

The balance of our securities portfolio at September 30, 2015 increased $155,806 to $1,139,553 from $983,747 at December 31, 2014. During the nine months ended September 30, 2015, we purchased $192,032 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 28.25% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 52.08% and 19.67%, respectively, of total securities purchased in the third quarter of 2015. Proceeds from maturities, calls and principal payments on securities during the first nine months of 2015 totaled $204,926.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $24,807 and $26,400 and a fair value of $18,890 and $19,756 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the investment in pooled trust preferred securities consists of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the three or nine months ended September 30, 2015 or 2014. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date and therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as nonaccruing asset at September 30, 2015, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

Over the past several quarters, pricing on the Company's pooled trust preferred securities has improved such that the amortized cost on one of its securities (XIII) had been fully recovered as of March 31, 2015. As such, during the second quarter of 2015, the Company sold one of its pooled trust preferred securities (XIII) with a carrying value of $1,117 at the time of sale for net proceeds of $1,213, resulting in a gain of $96.

In addition to the sale of the trust preferred security in the second quarter of 2015, the Company sold certain investments acquired from Heritage shortly after the acquisition date with a carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on sale.
Loans
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2015	Percentage of Total Loans	December 31, 2014	Percentage of Total Loans
Commercial, financial, agricultural	$621,121	11.77%	$483,283	12.12%
Lease financing	24,698	0.46	10,114	0.26
Real estate – construction	339,370	6.43	212,061	5.32
Real estate – 1-4 family mortgage	1,662,505	31.50	1,236,360	31.00
Real estate – commercial mortgage	2,516,889	47.69	1,956,914	49.07
Installment loans to individuals	113,377	2.15	89,142	2.23
Total loans, net of unearned income	$5,277,960	100.00%	$3,987,874	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2015, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at September 30, 2015 were $5,277,960, an increase of $1,290,086 from $3,987,874 at December 31, 2014. The Heritage acquisition increased total loans $1,111,617 at July 1, 2015. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $100,839 at September 30, 2015, a decrease of $42,202, or 29.50%, compared to $143,041 at December 31, 2014. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Renasant Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on July 31, 2020 for loans acquired from Crescent Bank & Trust Company ("Crescent") and February 28, 2021 for loans acquired from American Trust Bank ("American Trust"), and on commercial loans for five years, which ended July 25, 2015 for Crescent loans and ends February 5, 2016 for American Trust loans. As a result of the expiration of the loss-share agreement on Crescent commercial loans, the Company reclassified loans totaling $54,495 from acquired covered loans to acquired non-covered. The Company's acquisition of Heritage added two FDIC loss-share agreements. The loss-share agreements provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on February 28, 2021 for loans acquired from Citizens Bank of Effingham ("Citizens Effingham") and August 31, 2021 for loans acquired from First Southern National Bank ("First Southern"), and on commercial loans for five years, which ends February 18, 2016 for Citizens Effingham loans and August 19, 2016 for First Southern loans. The Heritage acquisition increased the Company's loans covered under loss sharing agreement by $46,307 at September 30, 2015.

Loans not covered under loss-share agreements with the FDIC at September 30, 2015 were $5,177,121, compared to $3,844,833 at December 31, 2014. Loans acquired and not covered under loss sharing agreements totaled $1,570,116 at September 30, 2015 compared to $577,347 at December 31, 2014. Excluding the loans acquired from Heritage, First M&F or in FDIC-assisted transactions (collectively referred to as "acquired loans"), loans increased $339,519 during the nine months ended September 30, 2015. The Company experienced loan growth across all categories of loans with loans from our new commercial business lines, which consist of asset-based lending, equipment leasing and healthcare banking groups, contributing $52,231 of the total increase in loans from December 31, 2014.
Looking at the change in loans geographically, non-acquired loans in our Mississippi markets increased by $146,114 while non-acquired loans in our Alabama, Tennessee, Georgia, and Florida markets increased by $47,911, $73,620, $35,679, and $14,127, respectively, when compared to December 31, 2014 (the Company entered its Florida markets on July 1, 2015 as a result of the Heritage acquisition).
The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	September 30, 2015
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$450,688	$2,467	$167,966	$621,121
Lease financing	24,698	—	—	24,698
Real estate – construction:
Residential	114,650	94	44,975	159,719
Commercial	153,820	43	24,247	178,110
Condominiums	335	—	1,206	1,541
Total real estate – construction	268,805	137	70,428	339,370
Real estate – 1-4 family mortgage:
Primary	628,906	29,050	358,420	1,016,376
Home equity	283,043	9,607	70,692	363,342
Rental/investment	175,911	7,593	29,113	212,617
Land development	40,696	2,529	26,945	70,170
Total real estate – 1-4 family mortgage	1,128,556	48,779	485,170	1,662,505
Real estate – commercial mortgage:
Owner-occupied	708,109	14,887	316,503	1,039,499
Non-owner occupied	826,147	28,867	447,457	1,302,471
Land development	119,278	5,628	50,013	174,919
Total real estate – commercial mortgage	1,653,534	49,382	813,973	2,516,889
Installment loans to individuals	80,724	74	32,579	113,377
Total loans, net of unearned income	$3,607,005	$100,839	$1,570,116	$5,277,960

	December 31, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$418,501	$6,684	$58,098	$483,283
Lease financing	10,114	—	—	10,114
Real estate – construction:
Residential	92,183	—	1,090	93,273
Commercial	116,129	—	134	116,263
Condominiums	2,525	—	—	2,525
Total real estate – construction	210,837	—	1,224	212,061
Real estate – 1-4 family mortgage:
Primary	563,750	15,827	122,158	701,735
Home equity	256,321	8,875	30,840	296,036
Rental/investment	153,230	15,618	22,031	190,879
Land development	41,111	3,697	2,902	47,710
Total real estate – 1-4 family mortgage	1,014,412	44,017	177,931	1,236,360
Real estate – commercial mortgage:
Owner-occupied	649,402	47,658	168,301	865,361
Non-owner occupied	775,364	29,737	139,327	944,428
Land development	114,184	14,909	18,032	147,125
Total real estate – commercial mortgage	1,538,950	92,304	325,660	1,956,914
Installment loans to individuals	74,672	36	14,434	89,142
Total loans, net of unearned income	$3,267,486	$143,041	$577,347	$3,987,874

Mortgage loans held for sale were $317,681 at September 30, 2015 compared to $25,628 at December 31, 2014. The increase in mortgage loans held for sale is attributable to the addition of the Heritage mortgage operations, increased production in Renasant's existing mortgage operations coupled with the Company's election to carry these loans on the balance sheet for a longer period of time to collect additional interest payments while the market for the sale of these loans did not decline such that our gains from the eventual sales of these loans would be negatively impacted. Originations of mortgage loans to be sold totaled $992,555 in the nine months ended September 30, 2015 compared to $408,863 for the same period in 2014. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations. For the nine months ending September 30, 2015, originations of mortgage loans from the Company's existing mortgage operations were $627,616 while originations from Heritage's mortgage operations during the three months after the acquisition date were $364,939.

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
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $6,234,561 and $4,838,418 at September 30, 2015 and December 31, 2014, respectively. Noninterest-bearing deposits were $1,303,884 and $919,872 at September 30, 2015 and December 31, 2014, respectively, while interest-bearing deposits were $4,930,677 and $3,918,546 at September 30, 2015 and December 31, 2014, respectively. The acquisition of Heritage increased total deposits by $1,372,515 at the acquisition date. This consisted of noninterest-bearing deposits of $276,284 and interest-bearing deposits of $1,096,231. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $786,956 and $654,423 at September 30, 2015 and December 31, 2014, respectively. The acquisition of Heritage contributed $80,090 to the increase in public fund deposits from December 31, 2014

Looking at the change in deposits geographically and excluding the deposits from the Heritage acquisition, deposits in our Alabama and Georgia markets decreased $39,980 and $44,186, respectively, from December 31, 2014, while deposits in our Mississippi and Tennessee markets increased $119,861 and $35,334, respectively, from December 31, 2014. However, as noted above, the Company has been allowing higher cost time deposits to mature and is also relying less on public fund deposits.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, overnight borrowings, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There was $402,122 of short-term borrowings, consisting of security repurchase agreements of $25,022 and overnight borrowings from the FHLB of $377,100, at September 30, 2015 compared to security repurchase agreements of $6,103 and overnight borrowings from the FHLB of $26,300 at December 31, 2014. The increase in short-term borrowings from the prior year-end is attributable to the increased production of Renasant's existing mortgage operations as well as the addition of Heritage's mortgage operations as overnight borrowings are often used to fund these short-term assets.

At September 30, 2015, long-term debt totaled $149,618 compared to $156,422 at December 31, 2014. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $54,456 and $61,611 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, $1,133 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,299,220 of availability on unused lines of credit with the FHLB at September 30, 2015 compared to $1,592,550 at December 31, 2014. The cost of our FHLB advances was 4.16% and 4.17% for the first nine months of 2015 and 2014, respectively.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as "capital securities") to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company's junior subordinated debentures totaled $94,958 at September 30, 2015 compared to $94,574 at December 31, 2014.

Results of Operations
Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014
Net Income

Net income for the three month period ended September 30, 2015 was $16,220 compared to net income of $15,535 for the three month period ended September 30, 2014. Basic and diluted earnings per share for the three month period ended September 30, 2015 were $0.40, compared to basic and diluted earnings per share of $0.49 for the three month period ended September 30, 2014. During the three months ended September 30, 2015, the Company recognized $7,746 in pre-tax merger expenses. No merger expenses were incurred during the same period in 2014.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 68.74% of total net revenue for the third quarter of 2015. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $68,680 for the third quarter of 2015 compared to $50,472 for the same period in 2014. On a tax equivalent basis, net interest income was $70,621 for the third quarter of 2015 as compared to $52,211 for the third quarter of 2014. Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.09% during the third quarter of 2015 compared to 4.12% for the third quarter of 2014. Additional interest income recognized in connection with the acceleration of pay downs and payoffs from acquired loans increased our net interest margin by 4 basis points for the three months ended September 30, 2015. Additional interest income recognized in connection with the acceleration of pay downs and payoffs from acquired loans increased our net interest margin by 11 basis points for the three months ended September 30, 2014. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$5,621,753	$67,853	4.79%	$3,968,974	$50,088	5.01%
Securities:
Taxable(2)	791,269	3,910	1.96	689,872	3,873	2.23
Tax-exempt	352,308	4,427	4.99	311,676	4,062	5.17
Interest-bearing balances with banks	77,122	51	0.26	57,283	74	0.51
Total interest-earning assets	6,842,452	76,241	4.42	5,027,805	58,097	4.58
Cash and due from banks	103,900			85,136
Intangible assets	456,811			300,725
FDIC loss-share indemnification asset	9,171			18,686
Other assets	493,204			325,731
Total assets	$7,905,538			$5,758,083
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,893,950	$1,227	0.17%	$2,157,648	$1,091	0.20%
Savings deposits	496,653	90	0.07	348,327	78	0.09
Time deposits	1,582,114	2,230	0.56	1,383,158	2,746	0.79
Total interest-bearing deposits	4,972,717	3,547	0.28	3,889,133	3,915	0.40
Borrowed funds	556,269	2,073	1.48	214,017	1,971	3.65
Total interest-bearing liabilities	5,528,986	5,620	0.40	4,103,150	5,886	0.57
Noninterest-bearing deposits	1,272,714			896,856
Other liabilities	79,926			60,974
Shareholders’ equity	1,023,912			697,103
Total liabilities and shareholders’ equity	$7,905,538			$5,758,083
Net interest income/net interest margin		$70,621	4.09%		$52,211	4.12%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.4%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the third quarter of 2015 compared to the third quarter of 2014:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$19,875	$(2,110)	$17,765
Securities:
Taxable	208	(171)	37
Tax-exempt	503	(138)	365
Interest-bearing balances with banks	57	(80)	(23)
Total interest-earning assets	20,643	(2,499)	18,144
Interest expense:
Interest-bearing demand deposits	255	(119)	136
Savings deposits	23	(11)	12
Time deposits	501	(1,017)	(516)
Borrowed funds	163	(61)	102
Total interest-bearing liabilities	942	(1,208)	(266)
Change in net interest income	$19,701	$(1,291)	$18,410

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $76,241 for the third quarter of 2015 compared to $58,097 for the same period in 2014. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of Heritage offset by a decrease in loan yields which is a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. The decrease in loan yields is also driven by smaller amounts of accelerated accretion caused by a slowdown in the number of loan payoffs from the First M&F portfolio. For the quarter ended September 30, 2015, excluding the contribution from Heritage, the Company also experienced a decrease in the average balance of the securities portfolio when compared to the same period in 2014 as proceeds from maturities and calls were used to fund loan growth rather than be reinvested in the securities portfolio.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Loans	82.16%	78.94%	4.79%	5.01%
Securities	16.71	19.92	2.89	3.14
Other	1.13	1.14	0.26	0.51
Total earning assets	100.00%	100.00%	4.42%	4.58%

For the third quarter of 2015, loan income, on a tax equivalent basis, increased $17,765 to $67,853 from $50,088 compared to the same period in 2014. The average balance of loans increased $1,652,779 from third quarter of 2015 compared to the third quarter of 2014 due primarily to the acquisition of Heritage. Furthermore, increased production in the commercial and secondary mortgage loan markets contributed to the increase. The tax equivalent yield on loans was 4.79%, a 22 basis point decrease from the third quarter of 2014. The decrease in loan yields was a result of the continued repricing of higher rate maturing loans with new or renewed loans at current market rates which are typically less than the maturing loans due to the current low interest rate environment. Furthermore, lower levels of accelerated accretion were recognized during the third quarter of 2015 when compared to the same period in 2014 resulting from lower levels of payoffs from the acquired loan portfolio. The accelerated accretion on acquired loans produced by higher levels of payoffs increased our loan yield by 5 basis points for the third quarter of 2015 compared to 14 basis points for the third quarter of 2014.

Investment income, on a tax equivalent basis, increased $402 to $8,337 for the third quarter of 2015 from $7,935 for the third quarter of 2014. The average balance in the investment portfolio for the third quarter of 2015 was $1,143,577 compared to $1,001,548 for the same period in 2014. The tax equivalent yield on the investment portfolio for the third quarter of 2015 was 2.89%, down 25 basis points from the same period in 2014. Excluding the contribution from Heritage, the average balance in the investment portfolio decreased when compared to the same period in 2014. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense was $5,620 for the third quarter of 2015 as compared to $5,886 for the same period in 2014. The acquisition of Heritage contributed to a shift in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, and when combined with the declining interest rate environment, resulted in an overall decrease in interest expense. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.40% for the three months ended September 30, 2015 as compared to 0.57% at September 30, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Noninterest-bearing demand	18.71%	17.94%	—%	—%
Interest-bearing demand	42.55	43.15	0.17	0.20
Savings	7.30	6.97	0.07	0.09
Time deposits	23.26	27.66	0.56	0.79
Long-term Federal Home Loan Bank advances	0.85	1.36	4.16	4.11
Other borrowed funds	7.33	2.92	1.17	3.44
Total deposits and borrowed funds	100.00%	100.00%	0.33%	0.47%

Interest expense on deposits was $3,547 and $3,915 for the third quarter of 2015 and 2014, respectively. The cost of interest-bearing deposits was 0.28% and 0.40% for the same periods. Interest expense on total borrowings was $2,073 and $1,971 for the third quarter of 2015 and 2014, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended September 30,
2015	2014
1.61%	1.53%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $32,117 for the third quarter of 2015 as compared to $22,563 for the same period in 2014. The increase in noninterest income and its related components is primarily attributable to the Heritage acquisition, Heritage's mortgage operations and a significant increase in mortgage revenue from the Company's existing mortgage operations due to increased production as a result of continued decreases in interest rates and recent mortgage originator hires.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,151 and $7,107 for the third quarter of 2015 and 2014, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,896 for the three months ended September 30, 2015 compared to $5,181 for the same period in 2014.

Fees and commissions decreased to $5,704 during the third quarter of 2015 as compared to $5,877 for the same period in 2014. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $1,425 during the third quarter of 2015 as compared to $1,781 for the same period in 2014. For the third quarter of 2015, fees associated with debit card usage were $3,935 as compared to $3,086 for the same period in 2014.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,381 and $2,270 for the three months ended September 30, 2015 and 2014, respectively. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized investment products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,871 for the third quarter of 2015 compared to $2,197 for the same period in 2014. The market value of trust assets under management was $3,003,550 and $2,635,634 at September 30, 2015 and September 30, 2014, respectively.

During the third quarter of 2015, the Company sold certain investments acquired from Heritage shortly after the acquisition date with a carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on sale. Gains on sales of securities for the three months ended September 30, 2014 were $375, resulting from the sale of approximately $724 in securities during the period.

Gains on the sale of mortgage loans held for sale were $10,578 and $2,635 for the three months ended September 30, 2015 and 2014, respectively. Originations of mortgage loans to be sold totaled $584,662 for the third quarter of 2015 as compared to $154,285 for the same period of 2014. The increase in gains on sale of the mortgage loans is due to an increase in mortgage originations driven by historically low mortgage rates and the addition of Heritage's mortgage operations. For the third quarter of 2015, originations of mortgage loans from the Company's existing mortgage operations were $219,723 while originations from Heritage's mortgage operations were $364,939.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,
2015	2014
3.82%	3.32%

Noninterest expense was $76,085 and $48,175 for the third quarter of 2015 and 2014, respectively. The increase in noninterest expenses and its related components is primarily attributable to the Heritage acquisition. Merger expense related to our acquisition by merger of Heritage was $7,746 for the three months ended September 30, 2015, while there were no merger-related expenses for the three months ended September 30, 2014.

Salaries and employee benefits increased $13,479 to $43,048 for the third quarter of 2015 as compared to $29,569 for the same period in 2014. The increase in salary and employee benefits was primarily attributable to the Heritage acquisition along with higher levels of commissions paid in our mortgage banking division due to the increased levels of mortgage loan production.

Data processing costs increased to $3,773 in the third quarter of 2015 from $2,906 for the same period in 2014. The increase for the third quarter of 2015 as compared to the same period in 2014 was primarily attributable to the acquisition of Heritage as well as increased volume in mobile banking, which was made available to customers in March 2014, and increased volume on our small business internet banking platform.

Net occupancy and equipment expense for the third quarter of 2015 was $7,733, up from $5,353 for the same period in 2014. The increase is primarily attributable to the Heritage acquisition coupled with the completion of full service banking facilities and an operations annex location during the fourth quarter of 2014 and the first quarter of 2015.

Expenses related to other real estate owned for the third quarter of 2015 were $861 compared to $1,101 for the same period in 2014. Expenses on other real estate owned for the third quarter of 2015 included write downs of $527 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $5,406 was sold during the three months ended September 30, 2015, resulting in a net gain of $16. Expenses on other real estate owned for the three months ended September 30, 2014 included a $856 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $8,360 was sold during the three months ended September 30, 2014, resulting in a net gain of $85.

Professional fees include fees for legal and accounting services. Professional fees were $1,242 for the third quarter of 2015 as compared to $1,018 for the same period in 2014. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,567 for the third quarter of 2015 compared to $1,133 for the same period in 2014.

Amortization of intangible assets totaled $1,803 and $1,381 for the third quarter of 2015 and 2014, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from two years to eleven years. The increase in amortization expense for the third quarter of 2015 as compared to the same period in 2014 is attributable to the amortization of the core deposit intangible recognized in connection with the Heritage acquisition.

Communication expenses, those expenses incurred for communication to clients and between employees, were $2,339 for the third quarter of 2015 as compared to $1,079 for the same period in 2014. The increase can be attributed to the Heritage acquisition as well as expenses incurred to increase the bandwidth of data lines throughout our footprint.

Efficiency Ratio
Three Months Ended September 30,
2015	2014
74.06%	64.43%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger expenses incurred in connection with the Heritage acquisition contributed approximately 754 basis points to the efficiency ratio for the third quarter of 2015. The remainder of the increase from the same period in 2014 is primarily attributable to the Heritage acquisition and increased production in our mortgage operations which is ordinarily a less efficient line of business. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from levels reported in 2015 and 2014 from revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the third quarter of 2015 and 2014 was $7,742 and $7,108, respectively. The effective tax rates for those periods were 32.31% and 31.39%, respectively. The increased effective tax rate for the third quarter of 2015 as compared to the same period in 2014 is the result of the Company experiencing improvements in its financial results throughout 2014 and into 2015, including the contribution from Heritage, resulting in higher levels of taxable income.

Results of Operations
Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014
Net Income

Net income for the nine months ended September 30, 2015 was $46,854 compared to net income of $43,985 for the nine months ended September 30, 2014. Basic and diluted earnings per share for the nine months ended September 30, 2015 were $1.36 and $1.35, respectively, as compared to basic and diluted earnings per share of $1.40 and $1.39, respectively, for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 the Company recognized $9,691 in pre-tax merger expenses as compared to $195 in the same period in 2014.

Net Interest Income

Net interest income increased to $169,192 for the nine months ended September 30, 2015 compared to $152,612 for the same period in 2014. On a tax equivalent basis, net interest income was $174,625 for the nine months ended September 30, 2015 as compared to $157,719 for the nine months ended September 30, 2014. Net interest margin, the tax equivalent net yield on earning assets, decreased three basis points to 4.10% during the nine months ended September 30, 2015 compared to 4.13% for the nine months ended September 30, 2014. The accelerated accretion on the acquired loan portfolios increased our net interest margin by 12 basis points for the nine months ended September 30, 2015 compared to 20 basis points for the nine months ended September 30, 2014. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$4,575,155	$166,332	4.86%	$3,927,187	$151,375	5.15%
Securities:
Taxable(2)	722,200	11,836	2.19%	707,857	12,191	2.30
Tax-exempt	322,791	12,346	5.11	302,478	12,018	5.31
Interest-bearing balances with banks	76,010	154	0.27	164,164	335	0.27
Total interest-earning assets	5,696,156	190,668	4.48	5,101,686	175,919	4.61
Cash and due from banks	91,934			88,918
Intangible assets	350,231			302,158
FDIC loss-share indemnification asset	9,345			22,554
Other assets	384,911			324,917
Total assets	$6,532,577			$5,840,233
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,507,455	$3,279	0.17%	$2,209,358	$3,338	0.20
Savings deposits	412,335	232	0.08	344,422	224	0.09
Time deposits	1,350,912	6,644	0.66	1,440,418	8,862	0.82
Total interest-bearing deposits	4,270,702	10,155	0.32	3,994,198	12,424	0.42
Borrowed funds	311,390	5,888	2.53	184,655	5,776	4.18
Total interest-bearing liabilities	4,582,092	16,043	0.47	4,178,853	18,200	0.58
Noninterest-bearing deposits	1,059,413			916,925
Other liabilities	64,372			58,722
Shareholders’ equity	826,700			685,733
Total liabilities and shareholders’ equity	$6,532,577			$5,840,233
Net interest income/net interest margin		$174,625	4.10%		$157,719	4.13%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.4%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the nine months ended September 30, 2015 compared to the same period in 2014:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$22,706	$(7,749)	$14,957
Securities:
Taxable	266	(621)	(355)
Tax-exempt	731	(403)	328
Interest-bearing balances with banks	(182)	1	(181)
Total interest-earning assets	23,521	(8,772)	14,749
Interest expense:
Interest-bearing demand deposits	(863)	804	(59)
Savings deposits	49	(41)	8
Time deposits	(530)	(1,689)	(2,219)
Borrowed funds	266	(153)	113
Total interest-bearing liabilities	(1,078)	(1,079)	(2,157)
Change in net interest income	$24,599	$(7,693)	$16,906

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $190,668 for the nine months ended September 30, 2015 compared to $175,919 for the same period in 2014. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of Heritage offset by a decrease in loan yields which is a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. The decrease in loan yields is also driven by smaller amounts of accelerated accretion caused by a slowdown in the number of loan payoffs from the First M&F portfolio. For the nine months ended September 30, 2015, excluding the contribution from Heritage, the Company also experienced a decrease in the average balance of the securities portfolio when compared to the same period in 2014 as proceeds from maturities and calls were used to fund loan growth rather than be reinvested in the securities portfolio.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Loans	80.32%	76.98%	4.86%	5.15%
Securities	18.35	19.80	3.09	3.20
Other	1.33	3.22	0.27	0.27
Total earning assets	100.00%	100.00%	4.48%	4.61%

For the nine months ending September 30, 2015, loan income, on a tax equivalent basis, increased $14,957 to $166,332 from $151,375 in the same period in 2014. The average balance of loans increased $647,968 for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the acquisition of Heritage as well as increased production in the commercial and secondary mortgage loan markets. The tax equivalent yield on loans was 4.86% for the nine months ending September 30, 2015, a 29 basis point decrease from the same period in 2014. The decrease in loan yields was primarily a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. Furthermore, lower levels of accelerated accretion have been recognized in the first nine months of 2015 when compared to the same period in 2014 resulting from lower levels of payoffs from the acquired loan portfolio. The accelerated accretion on the acquired loan portfolio increased our loan yield by 14 basis points for the first nine months of 2015 compared to 26 basis points for the nine months ended September 30, 2014.

Investment income, on a tax equivalent basis, decreased $27 to $24,182 for the nine months ended September 30, 2015 from $24,209 for the same period in 2014. The average balance in the investment portfolio for the nine months ended September 30, 2015 was $1,044,991 compared to $1,010,335 for the same period in 2014. The tax equivalent yield on the investment portfolio for the first nine months of 2015 was 3.09%, down 11 basis points from 3.20% in the same period in 2014. The contribution from Heritage was nearly offset by a reduction in the balance of the securities portfolio. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments, excluding the impact from Heritage, and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense for the nine months ended September 30, 2015 was $16,043 as compared to $18,200 for the same period in 2014. The acquisition of Heritage contributed to a shift in the mix of our deposits from higher costing time deposits to lower costing interest bearing and non-interest bearing deposits, and when combined with the declining interest rate environment, resulted in an overall decrease in interest expense. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.47% for the nine months ended September 30, 2015 as compared to 0.58% for the same period in September 30, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Noninterest-bearing demand	18.78%	17.99%	—%	—%
Interest-bearing demand	44.44	43.36	0.17	0.20
Savings	7.31	6.76	0.08	0.09
Time deposits	23.95	28.27	0.66	0.82
Long-term Federal Home Loan Bank advances	1.06	1.39	4.16	4.17
Other borrowed funds	4.46	2.23	2.14	4.19
Total deposits and borrowed funds	100.00%	100.00%	0.38%	0.48%

Interest expense on deposits was $10,155 and $12,424 for the nine months ended September 30, 2015 and 2014, respectively. The cost of interest bearing deposits was 0.32% and 0.42% for the same periods. Interest expense on total borrowings was $5,888 and $5,776 for the first nine months of 2015 and 2014, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Nine Months Ended September 30,
2015	2014
1.55%	1.31%

Noninterest income was $76,938 for the nine months ended September 30, 2015 as compared to $60,650 for the same period in 2014. The increase in noninterest income and its related components is primarily attributable to the Heritage acquisition, Heritage's mortgage operations and a significant increase in mortgage revenue from the Company's existing mortgage operations due to increased production as a result of continued decreases in interest rates and recent mortgage originator hires.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $21,008 and $19,851 for the nine months ended September 30, 2015 and 2014, respectively. Overdraft fees, the largest component of service charges on deposits, were $14,915 for the nine months ended September 30, 2015 compared to $14,456 for the same period in 2014.

Fees and commissions decreased to $15,150 for the first nine months of September 30, 2015 as compared to $15,729 for the same period in 2014. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. Mortgage loan fees decreased to $3,589 during the nine months ended September 30, 2015 as compared to $4,839 for the same period in 2014. Fees associated with debit card usage were $10,291 for the nine months ending September 30, 2015 as compared to $8,833 for the same period in 2014.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $6,467 and $6,221 for the nine months ended September 30, 2015 and 2014, respectively. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, was $489 and $528 for the nine months ended September 30, 2015 and 2014, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $7,309 for the nine months ended September 30, 2015 compared to $6,511 for the same period in 2014. The market value of trust assets under management was $3,003,550 and $2,635,634 at September 30, 2015 and September 30, 2014, respectively.

Noninterest income for the nine months ended September 30, 2015 include the Company's sale of its pooled trust preferred security XIII in the second quarter of 2015 with a carrying value of $1,117 at the time of sale for net proceeds of $1,213 resulting in a gain of $96. Furthermore, the Company sold certain investments acquired from Heritage shortly after the acquisition date with a carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on sale. Gains on sales of securities for the nine months ended September 30, 2014 were $375, resulting from the sale of approximately $724 in securities during the period.

Gains on the sale of mortgage loans held for sale were $20,618 and $6,226 for the nine months ended September 30, 2015 and 2014, respectively. Originations of mortgage loans to be sold totaled $992,555 for the nine months ended September 30, 2015 as compared to $408,863 for the same period of 2014. The increase in gains on sale of the mortgage loans is due to an increase mortgage originations driven by historically low mortgage rates and the addition of Heritage's mortgage operations. For the nine months ending September 30, 2015, originations of mortgage loans from the Company's existing mortgage operations were $627,616 while originations from Heritage's mortgage operations during the three months since the acquisition date were $364,939.
Noninterest Expense

Noninterest Expense to Average Assets
Nine Months Ended September 30,
2015	2014
3.34%	3.33%

Noninterest expense was $174,675 and $145,216 for the nine months ended September 30, 2015 and 2014, respectively. The increase in noninterest expenses and its related components is primarily attributable to the Heritage acquisition. Merger expense related to our acquisition of Heritage was $9,691 for the nine months ended September 30, 2015 compared to $195 of merger expenses related to the First M&F acquisition for the same period in 2014.

Salaries and employee benefits increased $13,895 to $101,702 for the nine months ended September 30, 2015 as compared to $87,807 for the same period in 2014. The increase in salaries and employee benefits is attributable to the addition of the Heritage operations and higher levels of commissions paid in our mortgage banking division.

Data processing costs increased to $10,106 in the nine months ended September 30, 2015 from $8,451 for the same period in 2014. The increase for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to the Heritage acquisition and the addition of enhancements to our products and services, including mobile banking and small business internet banking platform.

Net occupancy and equipment expense for the first nine months of 2015 was $18,816, up from $15,106 for the same period in 2014. In addition to the occupancy and equipment expense of Heritage operations, the increase in occupancy and equipment expense is attributable to the completion of full service banking facilities placed into operation during the fourth quarter of 2014 and an operations annex location placed into operation in the first quarter of 2015.

Expenses related to other real estate owned for the first nine months of 2015 were $2,347 compared to $3,870 for the same period in 2014. Expenses on other real estate owned for the nine months ended September 30, 2015 included write downs of $1,922 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $18,062 was sold during the nine months ended September 30, 2015, resulting in a net gain of $499. Expenses on other real estate owned for the nine months ended September 30, 2014 included a $1,901 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $22,702 was sold during the nine months ended September 30, 2014, resulting in a net gain of $97.

Professional fees include fees for legal and accounting services. Professional fees were $3,238 for the nine months ended September 30, 2015 as compared to $3,607 for the same period in 2014. While the Company experienced a decrease in professional fees year over year, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $4,351 for the nine months ended September 30, 2015 compared to $4,549 for the same period in 2014.

Amortization of intangible assets totaled $4,317 and $4,279 for the nine months ended September 30, 2015 and 2014, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from two years to eleven years. The increase in amortization expense for the nine months ended September 30, 2015 as compared to the same period in 2014 is attributable to the amortization of the core deposit intangible recognized in connection with the Heritage acquisition.

Communication expenses, those expenses incurred for communication to clients and between employees, were $5,263 for the nine months ended September 30, 2015 as compared to $4,462 for the same period in 2014. The increase can be attributed to the Heritage acquisition as well as expenses incurred to increase the bandwidth of data lines throughout our footprint.

Efficiency Ratio
Nine Months Ended September 30,
2015	2014
69.44%	66.50%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger expenses incurred in connection with the Heritage acquisition contributed approximately 385 basis points to the efficiency ratio for the third quarter of 2015. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from levels reported in 2014 from revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the nine months ended September 30, 2015 and 2014 was $21,601 and $18,944, respectively. The effective tax rates for those periods were 31.56% and 30.10%, respectively. The increased effective tax rate for the nine months ended September 30, 2015 as compared to the same period in 2014 is the result of the Company experiencing improvements in its financial results throughout 2014 and into the nine months ended September 30, 2015, including the contribution from Heritage, resulting in higher levels of taxable income.

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

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loan and loss management committees and the Board of Directors loan committee and problem loan review committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and consumer mortgage loans.

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

Net charge-offs for the third quarter of 2015 were $587, or 0.04% of average loans, compared to net charge-offs of $4,952, or 0.50% of average loans, for the same period in 2014. The levels of net charge-offs reflect the improved credit quality measures and the Company's continued efforts to bring these problem credits to resolution

The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 450, “Contingencies.” Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables.” The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial, agricultural	$3,613	$3,305	$3,171
Lease financing	329	—	2
Real estate – construction	1,661	1,415	1,382
Real estate – 1-4 family mortgage	13,911	13,549	10,613
Real estate – commercial mortgage	21,328	22,759	28,180
Installment loans to individuals	1,209	1,261	1,221
Total	$42,051	$42,289	$44,569

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2015	December 31, 2014	September 30, 2014
Specific reserves for impaired loans	$7,797	$10,762	$8,080
Allocated reserves for remaining portfolio	32,304	29,802	36,489
Acquired with deteriorated credit quality	1,950	1,725	$—
Total	$42,051	$42,289	$44,569

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company experienced lower levels of classified loans and nonperforming loans in 2014 and through the first nine months of 2015. In combination with lower levels of classified loans and nonperforming loans, the Company experienced improving credit quality measures that justified a decrease in the provision for loan losses for the nine months ended September 30, 2015 as compared to the same period in 2014. The provision for loan losses was $3,000 and $5,117 for the nine months ended September 30, 2015 and 2014, respectively. For the third quarter, September 30, 2015, the Company recorded $750 of provision expense compared to $2,217 for the same period in 2014

A majority of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired and not covered under the Company's FDIC loss sharing agreements are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of September 30, 2015, the fair value of loans accounted for in accordance with ASC 310-30 was $329,922. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. As of September 30, 2015, the Company has increased the allowance for loan losses by $1,950 for loans accounted for under ASC 310-30. First M&F loans covered under ASC 310-30 accounted for $864 of the allowance.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$41,888	$47,304	$42,289	$47,665
Charge-offs
Commercial, financial, agricultural	143	1,206	501	1,325
Lease financing	—	—	—	—
Real estate – construction	—	—	26	—
Real estate – 1-4 family mortgage	251	1,271	1,605	4,143
Real estate – commercial mortgage	430	3,513	2,287	4,056
Installment loans to individuals	132	112	238	404
Total charge-offs	956	6,102	4,657	9,928
Recoveries
Commercial, financial, agricultural	82	103	221	215
Lease financing	—	—	—	—
Real estate – construction	3	6	16	14
Real estate – 1-4 family mortgage	145	751	515	1,108
Real estate – commercial mortgage	112	267	581	325
Installment loans to individuals	27	23	86	53
Total recoveries	369	1,150	1,419	1,715
Net charge-offs	587	4,952	3,238	8,213
Provision for loan losses	750	2,217	3,000	5,117
Balance at end of period	$42,051	$44,569	$42,051	$44,569
Net charge-offs (annualized) to average loans	0.04%	0.50%	0.10%	0.28%
Allowance for loan losses to:
Total loans not covered under loss share agreements	0.81%	1.17%	0.81%	1.17%
Nonperforming loans not covered under loss share agreements	105.68%	121.73%	105.68%	121.73%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Real estate – construction:
Residential	$(3)	$(6)	$12	$(14)
Commercial	—	—	—	—
Condominiums	—	—	(2)	—
Total real estate – construction	(3)	(6)	10	(14)
Real estate – 1-4 family mortgage:
Primary	119	337	755	457
Home equity	(3)	508	172	830
Rental/investment	12	23	74	453
Land development	(22)	(348)	89	1,295
Total real estate – 1-4 family mortgage	106	520	1,090	3,035
Real estate – commercial mortgage:
Owner-occupied	283	968	1,700	992
Non-owner occupied	42	1,898	188	1,962
Land development	(7)	380	(182)	777
Total real estate – commercial mortgage	318	3,246	1,706	3,731
Total net charge-offs of loans secured by real estate	$421	$3,760	$2,806	$6,752
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

Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether a debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing securities available-for-sale consist of one of the Company’s three investments in pooled trust preferred securities issued by financial institutions, which are discussed earlier in this section under the heading "Investments".

The following table provides details of the Company’s nonperforming assets that are not acquired and not covered by FDIC loss-share agreements (“Not Acquired”), nonperforming assets that have been acquired and are covered by loss-share agreements with the FDIC (“Acquired Covered Assets”), and nonperforming assets acquired and not covered by loss-share agreements with the FDIC (“Acquired Non-covered”) as of the dates presented:

	Not Acquired	Acquired Covered Assets	Acquired Non-covered	Total
September 30, 2015
Nonaccruing loans	$14,394	$3,270	$15,924	$33,588
Accruing loans past due 90 days or more	1,133	4,143	8,338	13,614
Total nonperforming loans	15,527	7,413	24,262	47,202
Other real estate owned	13,936	3,183	19,215	36,334
Total nonperforming loans and OREO	29,463	10,596	43,477	83,536
Nonaccruing securities available-for-sale, at fair value	9,963	—	—	9,963
Total nonperforming assets	$39,426	$10,596	$43,477	$93,499
Nonperforming loans to total loans				0.89%
Nonperforming assets to total assets				1.18%

December 31, 2014
Nonaccruing loans	$18,782	$24,172	$1,443	$44,397
Accruing loans past due 90 days or more	1,406	48	9,259	10,713
Total nonperforming loans	20,188	24,220	10,702	55,110
Other real estate owned	17,087	6,368	11,017	34,472
Total nonperforming loans and OREO	37,275	30,588	21,719	89,582
Nonaccruing securities available-for-sale, at fair value	12,347	—	—	12,347
Total nonperforming assets	$49,622	$30,588	$21,719	$101,929
Nonperforming loans to total loans				1.38%
Nonperforming assets to total assets				1.76%
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

	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccruing loans	$30,318	$20,225	$21,061
Accruing loans past due 90 days or more	9,471	10,665	15,552
Total nonperforming loans	39,789	30,890	36,613
Restructured loans in compliance with modified terms	18,881	14,337	15,604
Total nonperforming and restructured loans	$58,670	$45,227	$52,217

Acquired nonperforming loans that are not covered by FDIC loss sharing agreements totaled $24,262 at September 30, 2015 which consisted of $15,924 in loans on nonaccrual status and $8,338 in accruing loans past due 90 days or more. The recent acquisition of Heritage added 24% or $5,729 acquired, non-covered, nonperforming loans at September 30, 2015. At December 31, 2014 nonperforming loans from the acquired non-covered portfolio were $10,702. Excluding the nonperforming loans from acquisitions, nonperforming loans were $15,527 at September 30, 2015 and $20,188 at December 31, 2014. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial, agricultural	$1,649	$1,279	$1,147
Real estate – construction:
Residential	—	200	—
Commercial	—	—	281
Total real estate – construction	—	200	281
Real estate – 1-4 family mortgage:
Primary	6,875	5,616	6,639
Home equity	891	944	866
Rental/investment	4,138	2,884	3,397
Land development	1,983	558	1,458
Total real estate – 1-4 family mortgage	13,887	10,002	12,360
Real estate – commercial mortgage:
Owner-occupied	9,030	5,413	3,688
Non-owner occupied	7,966	10,506	10,222
Land development	6,731	3,398	8,790
Total real estate – commercial mortgage	23,727	19,317	22,700
Installment loans to individuals	107	91	125
Lease financing	419	—	—
Total nonperforming loans	$39,789	$30,889	$36,613

Total nonperforming loans as a percentage of total loans were 0.77% as of September 30, 2015 compared to 0.80% as of December 31, 2014 and 0.96% as of September 30, 2014. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 105.68% as of September 30, 2015 as compared to 136.91% as of December 31, 2014 and 121.73% as of September 30, 2014. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2015.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due increased to $15,964 at September 30, 2015 as compared to $15,501 at December 31, 2014 and $14,507 at September 30, 2014. The acquisition of First M&F contributed $3,431 to loans 30-89 days past due at September 30, 2015 as compared to $5,132 at December 31, 2014 and $6,691 at September 30, 2014. The acquisition of Heritage contributed $3,934 to loans 30-89 days past due at September 30, 2015.

As shown below, restructured loans totaled $18,881 at September 30, 2015 compared to $14,337 at December 31, 2014 and $15,604 at September 30, 2014. At September 30, 2015, loans restructured through interest rate concessions represented 56% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial, agricultural	$460	$507	$—
Real estate – 1-4 family mortgage:
Primary	4,091	3,230	2,992
Home equity	—	—	—
Rental/investment	1,472	1,337	1,360
Land development	—	—	813
Total real estate – 1-4 family mortgage	5,563	4,567	5,165
Real estate – commercial mortgage:
Owner-occupied	3,058	2,896	4,017
Non-owner occupied	9,199	5,973	6,019
Land development	534	394	403
Total real estate – commercial mortgage	12,791	9,263	10,439
Installment loans to individuals	67	—	—

Total restructured loans in compliance with modified terms	$18,881	$14,337	$15,604

Changes in the Company’s restructured loans are set forth in the table below:

	2015	2014
Balance at January 1,	$14,337	$21,478
Additional loans with concessions	12,662	2,622
Reductions due to:
Reclassified as nonperforming	(331)	(1,895)
Paid in full	(4,820)	(6,008)
Charge-offs	(56)	—
Transfer to other real estate owned	—	—
Paydowns	(688)	(593)
Lapse of concession period	—	—
TDR reclassified as performing loan	(2,223)	—
Balance at September 30,	$18,881	$15,604

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $10,794 was sold during the nine months ended September 30, 2015, resulting in a net gain of $499, while other real estate owned with a cost basis of $13,564 was sold during the nine months ended September 30, 2014, resulting in a net gain of $97.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2015	December 31, 2014	September 30, 2014
Residential real estate	$4,452	$4,549	$4,993
Commercial real estate	12,583	9,179	8,783
Residential land development	4,729	4,990	6,837
Commercial land development	11,387	9,386	9,413
Total other real estate owned	$33,151	$28,104	$30,026

Changes in the Company’s other real estate owned were as follows:

	2015	2014
Balance at January 1,	$28,104	$39,945
Acquired OREO	6,250	—
Transfer of balance to non-covered(1)	3,431	—
Additions	8,016	5,090
Capitalized improvements	—	—
Impairments	(1,831)	(1,315)
Dispositions	(10,794)	(13,564)
Other	(25)	(130)
Balance at September 30,	$33,151	$30,026

(1)
Represents a transfer of balance on non-single family assets of Crescent Bank & Trust Company. The claims period to submit losses to the FDIC for reimbursement ended July 25, 2015 for non-single family assets.

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

The following rate shock analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the dates presented:

	Percentage Change In:
	Net Interest Income(2)		Economic Value of Equity (3)
Change in Interest Rates(1) (In Basis Points)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
+400	2.10%	0.11%	14.89%	11.42%
+300	2.05%	0.21%	13.36%	11.53%
+200	1.64%	0.12%	13.50%	10.72%
+100	0.93%	(0.03)%	12.81%	9.11%
-100	(3.86)%	(2.06)%	1.54%	(3.84)%

(1)	On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates of more than 100 bps.

(2)
The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

(3)	The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.

The rate shock results for the net interest income simulations for the next twelve months produce a slightly asset sensitive position at September 30, 2015 as compared to December 31, 2014. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time. To accomplish this strategy, the Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.  In the third quarter of 2015, variable rate loans as a percentage of total loans originated during the quarter increased as compared to previous periods. Additionally, strong deposit growth in transactional deposits, which are typically less rate sensitive than time deposits, outpaced the runoff in fixed rate time deposits. As demonstrated by the rate shock results for the EVE simulations, our long term interest rate risk position at September 30, 2015 when compared to December, 31, 2014, reflects improved earnings potential and an overall balance sheet shift to a more asset sensitive position.
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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2015, the Company had notional amounts of $68,197 on interest rate contracts with corporate customers and $68,197 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

On June 5, 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are each accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate and will receive a variable interest rate based on the three-month LIBOR plus a pre-determined spread, with quarterly net settlements.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 21.13% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2015, securities with a carrying value of $759,810 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $633,599 similarly pledged at December 31, 2014.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $377,100 in overnight borrowings from the FHLB at September 30, 2015 compared to $26,300 at December 31, 2014. The increase is attributable to the increased production in Renasant's existing mortgage operations as well as the addition of Heritage's mortgage operations as overnight borrowings are often used to fund these short-term assets. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2015, the balance of our outstanding long-term advances with the FHLB was $54,456. The total amount of the remaining credit available to us from the FHLB at September 30, 2015 was $1,299,220. We also maintain lines of credit with other commercial banks totaling $70,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2015 or December 31, 2014.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Noninterest-bearing demand	18.78%	17.99%	—%	—%
Interest-bearing demand	44.44	43.36	0.17	0.20
Savings	7.31	6.76	0.08	0.09
Time deposits	23.95	28.27	0.66	0.82
Long-term FHLB advances	1.06	1.39	4.16	4.17
Other borrowed funds	4.46	2.23	2.14	4.19
	100.00%	100.00%	0.38%	0.48%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds has decreased 10 basis points for the nine months ended September 30, 2015 as compared to the same period in 2014 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.

Cash and cash equivalents were $203,849 at September 30, 2015 compared to $141,594 at September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2015 was $139,531 compared to $157,561 for the nine months ended September 30, 2014. Proceeds from the maturity or call of securities within our investment portfolio were $204,926 for the nine months ended 2015. These proceeds from the investment portfolio were primarily used to fund loan growth or reinvested back into the security portfolio. Proceeds from the maturity or call of securities within our investment portfolio during the nine months ended September 30, 2014 were $190,408. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $192,032 for the first nine months of 2015 compared to $254,255 for the same period in 2014. The Company had proceeds of $8,444 from the sale of securities available-for-sale during the nine months of 2015 compared to proceeds of $1,099 for the same period in 2014.

Cash provided by financing activities for the nine months ended September 30, 2015 was $52,627 compared to cash used for financing activities of $37,350 for the same period in 2014. Deposits increased $22,035 for the nine months ended September 30, 2015 compared to a decrease in deposits of $78,242 for the same period in 2014.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2015, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $68,799. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,030. There were no amounts outstanding under this line of credit at September 30, 2015. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in nine months ended September 30, 2015, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	September 30, 2015	December 31, 2014
Loan commitments	$1,079,625	$706,972
Standby letters of credit	35,921	31,804

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,032,699 at September 30, 2015 compared to $711,651 at December 31, 2014. Book value per share was $25.65 and $22.56 at September 30, 2015 and December 31, 2014, respectively. The growth in shareholders’ equity was primarily attributable to the acquisition of Heritage as well as earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

On September 15, 2015, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which the SEC declared effective on that same date, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depository shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

The Company has junior subordinated debentures with a carrying value of $94,958 at September 30, 2015, of which $91,770 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$576,360	9.92%	$377,511	6.50%	$261,354	4.50%
Tier 1 risk-based capital ratio	665,707	11.46%	464,629	8.00%	348,742	6.00%
Total risk-based capital ratio	712,737	12.27%	580,786	10.00%	464,629	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	665,707	8.95%	371,970	5.00%	297,576	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$639,189	11.02%	$376,872	6.50%	$260,911	4.50%
Tier 1 risk-based capital ratio	639,189	11.02%	463,842	8.00%	347,882	6.00%
Total risk-based capital ratio	685,565	11.82%	579,803	10.00%	463,842	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	639,189	8.75%	365,395	5.00%	292,316	4.00%

December 31, 2014
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	$521,135	12.45%	$251,129	6.00%	$167,419	4.00%
Total risk-based capital ratio	566,515	13.54%	418,548	10.00%	334,839	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	521,135	9.53%	273,289	5.00%	218,631	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	$503,316	12.06%	$250,381	6.00%	$166,921	4.00%
Total risk-based capital ratio	548,124	13.13%	417,302	10.00%	333,841	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	503,316	9.23%	272,529	5.00%	218,023	4.00%

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

While the defendants believed these actions were without merit, in order to avoid the expense of litigation, Heritage, HeritageBank of the South, the Company and Renasant Bank entered into a Stipulation and Agreement of Compromise and Settlement (“Settlement Agreement”) with the plaintiff in which Heritage, without admission of liability, agreed to make certain disclosures related to the merger agreement in supplemental materials which were filed with the SEC in a Form 8-K on May 18, 2015.  The Settlement Agreement is subject to Court approval after notice to the former shareholders of Heritage. The parties have finalized the settlement documents and submitted the Settlement Agreement to the Court for approval, which may lead to payment of attorney’s fees and costs of $262,500, which would conclude the litigation if accepted by the Court. A hearing is scheduled in November 2015 for the Court to determine if the Settlement Agreement should be approved.

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2015.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, and KeyWorth Bank dated as of October 20, 2015

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended(4)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (5)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended(4)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (5)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2014 and incorporated herein by reference.

(3)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on October 23, 2015 and incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2005 and incorporated herein by reference.

(5)	Filed as exhibit 3(ii) to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference.
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

RENASANT CORPORATION
(Registrant)

Date:	November 9, 2015	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).