Form 10-K
period 2015-12-31
RENASANT CORP
filed 2016-02-29
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Yes ☐  No ☑
As of June 30, 2015, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $958,810,624.
As of February 26, 2016, 40,348,115 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2016 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2015

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
The information set forth in this Annual Report on Form 10-K is as of February 26, 2016, unless otherwise indicated herein.

ITEM 1. BUSINESS
General
Renasant Corporation (referred to herein as the “Company,” “we,” “our,” or “us”), a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking association with operations in Mississippi, Tennessee, Alabama, Florida and Georgia, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is referred to herein as the “Bank” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.”
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

Definitive Merger Agreement with KeyWorth Bank

On October 20, 2015, the Company and KeyWorth Bank (“KeyWorth”), a Georgia state bank headquartered in Atlanta, Georgia, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire KeyWorth in an all stock merger in a transaction valued at approximately $58.7 million. Under the terms of the agreement, KeyWorth will be merged with and into Renasant Bank, with Renasant Bank continuing as the surviving institution in the merger. According to the terms of the merger agreement, each KeyWorth common shareholder will have the right to receive 0.4494 shares of Renasant common stock for each share of KeyWorth common stock plus cash in lieu of fractional shares. Holders of options and warrants to acquire shares of KeyWorth common stock will receive cash in an amount equal to the positive difference (if any) between $15.00 and the exercise price of the option or warrant, as applicable. The merger is expected to qualify as a tax-free reorganization for KeyWorth shareholders.

The acquisition is expected to close in the second quarter of 2016 and is subject to KeyWorth shareholder approval and other customary conditions set forth in the merger agreement.

KeyWorth operates six offices in the Atlanta metropolitan area and as of December 31, 2015, had approximately $407.8 million in total assets, which included approximately $252.1 million in total loans, and approximately $355.1 million in total deposits.

Acquisition of Heritage Financial Group, Inc.

On July 1, 2015, the Company completed its acquisition by merger of Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South, a Georgia savings bank (“HeritageBank”). On the same date, HeritageBank merged with and into Renasant Bank. On July 1, 2015, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida. The Company issued approximately 8,635,879 shares of its common stock and paid $5.9 million to Heritage stock option holders for 100% of the voting equity interest in Heritage in a transaction valued at $295.4 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $2.0 billion, which includes loans held for investment and loans held for sale with a fair value of $1.5 billion, and assumed liabilities with a fair value of $1.7 billion, including deposits with a fair value of $1.4 billion. At the acquisition date, approximately $171.2 million of goodwill and $12.3 million of core deposit intangible assets were recorded.

In connection with the acquisition of Heritage, the Bank assumed two loss-sharing agreements with the FDIC which covered Citizens Bank of Effingham (“Citizens”) and First Southern National Bank (“First Southern”). The loss-sharing agreement with the FDIC covered $214 million of Citizens assets and $140 million of First Southern assets. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered Citizens and First Southern loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered Citizens and First Southern loans. The claim periods to submit losses to the FDIC for reimbursement ends February 29, 2016 for nonsingle family Citizens loans and February 28, 2021 for single family Citizens loans. The claim periods to submit losses to the FDIC for reimbursement ends August 31, 2016 for nonsingle family First Southern loans and August 31, 2021 for single family First Southern loans.

Acquisition of First M&F Corporation

On September 1, 2013, the Company completed its acquisition by merger of First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. On August 31, 2013, First M&F operated 35 full-service banking offices and eight insurance offices throughout Mississippi, Tennessee and Alabama. The Company issued approximately 6,175,576 shares of its common stock for 100% of the voting equity interests in First M&F in a transaction valued at $156.8 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1.5 billion, including loans with a fair value of $899.2 million, and assumed liabilities with a fair value of $1.4 billion, including deposits with a fair value of $1.3 billion. At the acquisition date, approximately $90.1 million of goodwill and $25.0 million of core deposit intangible assets were recorded.
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
FDIC-Assisted Acquisition of Certain Assets and Liabilities of American Trust Bank
On February 4, 2011, the Bank entered into a purchase and assumption agreement with loss-share agreements with the FDIC to acquire specified assets and assume specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”). American Trust operated 3 branches in the northwest region of Georgia. In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $73.7 million of American Trust loans (the “covered ATB loans”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered ATB loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered ATB loans. The claim periods to submit losses to the FDIC for reimbursement ends February 28, 2016 for nonsingle family ATB loans and February 28, 2021 for single family ATB loans.
FDIC-Assisted Acquisition of Certain Assets and Liabilities of Crescent Bank & Trust Company
On July 23, 2010, the Bank acquired specified assets and assumed specified liabilities of Crescent Bank & Trust Company, a Georgia-chartered bank headquartered in Jasper, Georgia (“Crescent”), from the FDIC, as receiver for Crescent. Crescent operated 11 branches in the northwest region of Georgia. In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $361.5 million of Crescent loans and $50.2 million of other real estate owned (the “covered Crescent assets”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered Crescent assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered Crescent assets. The claim periods to submit losses to the FDIC for reimbursement ended July 25, 2015 for non-single family Crescent assets and ends July 31, 2020 for single family Crescent assets.
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
Operations of Community Banks
Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from, the operations of our community banks, which offer a complete range of banking and financial services to individuals and to small to medium-size businesses. These services include checking and savings accounts, business and personal loans, interim construction loans, equipment leasing, accounts receivable financing, as well as safe deposit and night depository facilities. Automated teller machines are located throughout our market area. Our Online and Mobile Banking products and our call center also provide 24-hour banking services.
As of December 31, 2015, we had 172 banking, insurance and financial services offices located throughout our markets in north and central Mississippi, Tennessee, Alabama, Florida and Georgia.
Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 63.88%, 66.05% and 64.74% of our total gross revenues in 2015, 2014 and 2013, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of our risk reduction policies and procedures can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” Our loans are primarily generated within the market areas where our branches are located.
—     Commercial, Financial and Agricultural Loans.  Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 11.76% of our total loans at December 31, 2015, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets, the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the local business borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral is considered a secondary source of repayment. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use commercial loan credit scoring models for smaller level commercial loans.
—     Real Estate – 1-4 Family Mortgage.  We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 32.06% of our total loans at December 31, 2015, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or through loans either originated by or referred by our mortgage operations. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.
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
—     Real Estate – Commercial Mortgage.  Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 46.80% of our total loans at December 31, 2015. We offer loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. If our estimate of value proves to be inaccurate, the Bank must mitigate that risk by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the course of business.
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

—     Real Estate – Construction.    Our real estate – construction loans (“construction loans”) represented approximately 6.61% of our total loans at December 31, 2015. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending. A significant additional risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. However, for many of our construction loans, the Bank engages an independent third party to actively manage the construction process to ensure advances are in line with projects or budgets. To minimize the risks associated with construction lending, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties.
—     Installment Loans to Individuals.    Installment loans to individuals (or “consumer loans”), which represented approximately 2.13% of our total loans at December 31, 2015, are granted to individuals for the purchase of personal goods. These loans are generally granted for periods ranging between one and six years at fixed rates of interest from 100 to 500 basis points above the prime interest rate quoted in The Wall Street Journal. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
—     Equipment Financing and Leasing.    Equipment financing loans (or “lease financing loans”), which represented approximately 0.64% of our total loans at December 31, 2015, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, the not-for-profit product offered as a subset of the product line includes real estate financing for qualified customers at tax-exempt rates.
To protect against the risks associated with fluctuations in economic conditions, both in our markets and in the United States economy as a whole, management has implemented a strategy to diversify the Company’s loan portfolio by specifically reducing the concentration of construction and land development loans (both residential and commercial). To accomplish this, over the past few years management applied more stringent levels of underwriting on new originations of such loans and required principal reductions of these loans at time of renewal. The construction loan portfolio was further reduced as such loans were refinanced into permanent financing arrangements due to the completion of the construction phase of underlying projects and thus reclassified to commercial or residential real estate loans. The Company will continue this strategy to maintain the concentration of construction and land development loans in the portfolio at an acceptable level. At December 31, 2015 and 2014, construction and land development loans represented 11.19%, and 10.20%, respectively, of the total loan portfolio.
Deposit Services.  We offer a broad range of deposit services and products to our consumer and commercial clients. Through our community branch networks, we offer consumer checking accounts with free online and mobile banking, which includes bill pay and transfer features, interest bearing checking, money market accounts, savings accounts, certificates of deposit, individual retirement accounts and health savings accounts.
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
The deposit services we offer accounted for approximately 12.16%, 13.00% and 12.69% of our total gross revenues in 2015, 2014 and 2013, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where our branches are located.
Operations of Wealth Management
Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. For 2015, the Wealth Management segment contributed total revenue of $12.2 million, or 3.23%, of the

Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2015, Renasant Insurance contributed total revenue of $9.6 million, or 2.54%, of the Company’s total gross revenues and operated ten offices - one office each in Ackerman, Brandon, Corinth, Durant, Kosciusko, Louisville, Madison, Oxford, Starkville and Tupelo, Mississippi.
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
Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2015 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$1.9	41.1%
DeSoto County	2.2	6.0%
Oxford	1.0	10.8%
Columbus	1.0	7.3%
Starkville	0.8	23.3%
Jackson	11.9	3.4%
Tennessee
Memphis	22.1	1.2%
Nashville	38.0	1.1%
Maryville	1.9	2.3%
Alabama
Birmingham	31.2	1.0%
Decatur	1.7	17.4%
Huntsville/Madison	6.3	1.4%
Montgomery	6.1	0.6%
Tuscaloosa	3.0	0.7%
Florida
Columbia*	1.0	2.6%
Gainesville*	3.4	2.4%
Ocala*	4.3	3.6%
Georgia
Alpharetta/Roswell	7.3	1.2%
Canton/Woodstock	2.5	5.4%
Cartersville/Cumming	3.3	4.7%
Gwinnett*	13.6	1.5%
Lowndes*	1.7	2.5%
Source:  FDIC, As of June 30, 2015
* New location in 2015

For 2015, we maintained approximately 11% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 2% in our entire Alabama area, approximately 3% in our new Florida area and approximately 1% in our entire Georgia area.

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
Dodd-Frank Act
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has imposed new restrictions and an expanded regulatory oversight for financial institutions, including depository institutions like the Bank. Although the Dodd-Frank Act is primarily aimed at the activities of investment banks and large commercial banks, many of the provisions of the legislation will impact operations of community banks such as the Bank. In addition to the Volcker Rule, which is discussed in more detail below, the following aspects of the Dodd-Frank Act are related to our operations:

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

—	Capital requirements for insured depository institutions are now countercyclical, such that capital requirements increase in times of economic expansion and decrease in times of economic contraction.
—	The Federal Reserve established interchange transaction fees for electronic debit transactions under a restrictive “reasonable and proportional cost” per transaction standard.
—	The regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and prepayment consideration, has been expanded.
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
The Volcker Rule
On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibits a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule required banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Volcker Rule did not impact any of our activities nor do we hold any securities that we were required to sell under the rule, but it does limit the scope of permissible activities in which we might engage in the future.
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
Scope of Permissible Activities. Under the BHC Act, we are prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for our subsidiary banks. Notwithstanding the foregoing, we may engage, directly or indirectly (including through the ownership of shares of another company), in certain activities that the Federal Reserve has found to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; providing certain data processing, storage and transmission services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal or real property on a nonoperating basis; and providing certain stock brokerage.

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
Insurance of Deposits. The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. Pursuant to the Dodd-Frank Act, deposit insurance on most accounts was increased to $250,000.
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

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2016 is .0058% of insured deposits and is adjusted quarterly. These assessments will continue until the bonds mature in 2019 (the corporation’s ability to issue new debt has been terminated).
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
-     Current Guidelines. Bank assets are given risk-weights of varying percentages based on risk-based capital guidelines. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weight will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing loans fully secured by first liens on one-to-four family residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations and undrawn commitments (including commercial credit lines with a maturity of more than one year), have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.
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
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).
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
In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”) that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement (“CET1”), a higher minimum Tier 1 capital requirement and other items affecting the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not maintain a "capital conservation buffer," which is a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. For a detailed discussion of the new CET1 ratio and the impact on the Company, see Note P, “Regulatory Matters,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

The Company and the Bank are now required to comply with the Basel III rules, although certain parts of the rules will not be fully phased-in until January 1, 2019. The final Basel III rules regarding our regulatory capital ratios, which are now fully phased in, made the following changes:

-	We are now required to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;
-
The minimum leverage capital ratio has been increased to 4% for all banking organizations (previously banking organizations that were highly rated and were not contemplating significant growth or expansion were allowed to maintain a 3% minimum leverage capital ratio);

-	The minimum Tier 1 risk-based capital ratio has been increased from 4% to 6%; and
-	The minimum total risked-based capital ratio that we are required to maintain remained at 8%. We and the Bank meet all minimum capital requirements under the Basel III rules as currently in effect.
The final Basel III rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action. Under the final rules, to be well capitalized, an insured depository institution must maintain a minimum common equity Tier 1 capital ratio of at least 6.5% (this is a new requirement), a Tier 1 risk-based capital ratio of at least 8% (up form 6%), a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5%. In addition, the final Basel III rules established more conservative standards for including an instrument in regulatory capital and imposed certain deductions from and adjustments to the measure of common equity Tier 1 capital.
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
Finally, as noted above, the Basel III rules limit payment of dividends, common stock repurchases and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer.” When fully phased in on January 1, 2019, the required capital conservation buffer will be 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements; as of January 1, 2016, the capital conservation buffer is 0.625% of risk-weighted assets.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. At December 31, 2015, the Bank was in compliance with its reserve requirements.
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
Personnel
At December 31, 2015, we employed 1,996 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 1,930 employees (inclusive of employees in our Community Banks and Wealth Management segments), and Renasant Insurance employed 66 individuals. The Company has no additional employees; however, at December 31, 2015, 15 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
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
Available Information
Our Internet address is www.renasant.com, and the Bank's Internet address is www.renasantbank.com. We make available at this address, under the link “SEC Filings” under the “Investor Relations” tab, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
(In Thousands)
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2015, 2014 and 2013:

	2015			2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$4,836,002	$237,408	4.91%	$3,941,015	$200,844	5.10%	$3,214,567	$159,587	4.96%
Securities:
Taxable(2)	732,016	15,946	2.18	698,808	16,026	2.29	556,039	12,975	2.33
Tax-exempt	331,206	16,709	5.04	303,641	15,981	5.26	243,916	13,618	5.58
Total securities	1,063,222	32,655	3.07	1,002,449	32,007	3.19	799,955	26,593	3.32
Interest-bearing balances with banks	74,776	215	0.29	138,299	395	0.29	100,147	248	0.25
Total interest-earning assets	5,974,000	270,278	4.52	5,081,763	233,246	4.59	4,114,669	186,428	4.53
Cash and due from banks	102,417			87,964			66,283
Intangible assets	379,500			301,104			228,632
FDIC loss-share indemnification asset	8,928			20,617			33,306
Other assets	410,193			325,069			288,633
Total assets	$6,875,038			$5,816,517			$4,731,523
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	2,596,362	4,721	0.18	2,198,260	4,516	0.21	1,685,220	4,174	0.25
Savings deposits	433,838	321	0.07	346,608	289	0.08	280,509	682	0.24
Time deposits	1,392,171	8,673	0.62	1,412,200	11,411	0.81	1,317,086	12,262	0.93
Total interest-bearing deposits	4,422,371	13,715	0.31	3,957,068	16,216	0.41	3,282,815	17,118	0.52
Borrowed funds	376,208	7,950	2.11	186,236	7,711	4.14	173,161	6,353	3.67
Total interest-bearing liabilities	4,798,579	21,665	0.45	4,143,304	23,927	0.58	3,455,976	23,471	0.68
Noninterest-bearing deposits	1,125,969			921,903			666,147
Other liabilities	73,543			59,508			52,173
Shareholders’ equity	876,947			691,802			557,227
Total liabilities and shareholders’ equity	$6,875,038			$5,816,517			$4,731,523
Net interest income/ net interest margin		$248,613	4.16%		$209,319	4.12%		$162,957	3.96%

(1)Includes mortgage loans held for sale and shown net of unearned income.
(2)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.6%, which is net of federal tax benefit.

Table 2 – Volume/Rate Analysis
(In Thousands)
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years ended December 31, as indicated:

	2015 Compared to 2014			2014 Compared to 2013
	Volume	Rate	Net(1)	Volume	Rate	Net(1)
Interest income:
Loans (2)	$43,614	$(7,050)	$36,564	$36,921	$4,336	$41,257
Securities:
Taxable	1,445	(1,525)	(80)	3,270	(219)	3,051
Tax-exempt	1,339	(611)	728	3,085	(722)	2,363
Interest-bearing balances with banks	(182)	2	(180)	105	42	147
Total interest-earning assets	46,216	(9,184)	37,032	43,381	3,437	46,818
Interest expense:
Interest-bearing demand deposits	561	(356)	205	666	(403)	263
Savings deposits	58	(26)	32	219	(612)	(393)
Time deposits	(160)	(2,578)	(2,738)	1,026	(1,877)	(851)
Borrowed funds	460	(221)	239	503	855	1,358
Total interest-bearing liabilities	919	(3,181)	(2,262)	2,414	(2,037)	377
Change in net interest income	$45,297	$(6,003)	$39,294	$40,967	$5,474	$46,441

(1)	Changes not solely due to volume or rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Table 3 – Investment Portfolio
(In Thousands)
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2015. Information regarding the carrying value of the investment securities listed below as of December 31, 2015, 2014 and 2013 is contained under the heading “Financial Condition – Investments” and “Results of Operations – Net Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Amount	Yield
Held to Maturity:
Obligations of other U.S. Government agencies and corporations
Maturing within one year	$500	0.30%
Maturing after one year through five years	34,554	1.59%
Maturing after five years through ten years	66,101	2.04%
Obligations of states and political subdivisions
Maturing within one year	16,573	3.84%
Maturing after one year through five years	62,174	4.06%
Maturing after five years through ten years	148,155	3.71%
Maturing after ten years	130,343	5.03%
Available for Sale:
Obligations of other U.S. Government agencies and corporations
Maturing after one year through five years	6,093	2.47%
Trust preferred securities
Maturing after ten years	24,770	1.10%
Residential mortgage backed securities:
Government agency MBS	362,669	2.05%
Government agency CMO	168,916	2.10%
Commercial mortgage backed securities:
Government agency MBS	58,864	4.27%
Government agency CMO	4,947	3.55%
Other debt securities	18,899	2.26%
Other equity securities	2,500	7.01%
	$1,106,058	3.07%
Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.6%, which is net of federal tax benefit.
Table 4 – Loan Portfolio
(In Thousands)
The following table sets forth loans, net of unearned income, outstanding at December 31, 2015, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition – Loans.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$295,122	$274,051	$67,664	$636,837
Lease financing	501	23,877	10,437	34,815
Real estate – construction	232,923	41,658	83,084	357,665
Real estate – 1-4 family mortgage	545,623	554,599	635,101	1,735,323
Real estate – commercial mortgage	591,918	1,359,250	582,561	2,533,729
Installment loans to individuals	42,114	64,358	8,621	115,093
	$1,708,201	$2,317,793	$1,387,468	$5,413,462

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2015:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$2,000,529	$317,264
Due after five years	909,367	478,101
	$2,909,896	$795,365

Table 5 – Deposits
(In Thousands)
The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2015:

	Certificates of Deposit	Other
Three Months or Less	$124,268	$18,758
Over Three through Six Months	92,817	3,874
Over Six through Twelve Months	128,631	21,303
Over 12 Months	351,603	8,201
	$697,319	$52,136

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
Risks Related To Our Business and Industry
Our business may be adversely affected by current economic conditions in general and specifically in our Mississippi, Tennessee, Alabama, Florida and Georgia markets.
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
More particularly, much of our business development and marketing strategy is directed toward fulfilling the banking and financial services needs of small to medium-sized businesses. Such businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact our Mississippi, Tennessee, Alabama,

Florida and Georgia markets generally and these businesses are adversely affected, our financial condition and results of operations may be negatively affected.
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
As of December 31, 2015, approximately 65.17% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.
We have a high concentration of loans secured by real estate.
At December 31, 2015, approximately 85.47% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Real estate values have generally recovered since the recent recession, but any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. This was the case from 2008 to 2012. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.
At December 31, 2015, we had approximately $2.5 billion in commercial real estate loans, representing approximately 46.80% of our loans outstanding on that date. In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate loans are subject to additional risks. Commercial real estate loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default.
In addition, as a result of the downturn in United States real estate markets during the 2008-2009 recession, banking regulators have given commercial real estate lending greater scrutiny and, in some instances, have required banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposure. Any of these factors could have a material adverse effect on our financial condition and results of operations.
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
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In light of improving labor markets and its assessment of the rate of inflation, the Federal Reserve increased the federal funds target rate by 25 basis point in December 2015 and has indicated that gradual increases in the federal funds target rate are warranted, but it noted that the federal funds rate is likely for the foreseeable future to remain below levels that are expected to prevail in the longer run. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.
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
Maintaining adequate liquidity is crucial to the operation of our business. We need sufficient liquidity to meet customer loan requests, deposit maturities and withdrawals and other cash commitments arising in both the ordinary course of business and in other unpredictable circumstances. We rely on dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
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
Our risk management framework may not be effective in mitigating risk and loss to us.
We are subject to numerous risks, including lending risk, interest rate risk, liquidity risk and market risk, among other risks encountered in the ordinary course of our operations. We have put in place processes and procedures designed to identify, measure, monitor, report and analyze these risks. However, all risk management frameworks are inherently limited when current procedures cannot anticipate the existence or future development of currently unanticipated or unknown risks, and we may have underestimated the impact of known risks. The recent recession and the heightened regulatory scrutiny of financial institutions that resulted therefrom, coupled with increases in the scope and complexity of our operations, among other things, have increased the level of risk that we must manage. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business outside our Mississippi footprint through the acquisition of entire financial institutions and through de novo branching. Since the beginning of 2011, we have opened eight de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, Crescent and American Trust in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. We also acquired First M&F and its wholly-owned subsidiary, Merchants and Farmers Bank on September 1, 2013 and acquired Heritage and its wholly-owned subsidiary HeritageBank on July 1, 2015. In addition, as noted above in Item 1, Business, on October 20, 2015, the Company and KeyWorth, a Georgia state bank headquartered in Atlanta, Georgia, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire KeyWorth in an all stock merger. As evidenced by our pending acquisition of KeyWorth, we intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following (all of which are generally applicable to an analysis of the risks relating to our pending acquisition of KeyWorth):

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
Expansion into New Markets.  Much of our recent growth has been focused in the highly-competitive metropolitan areas of Memphis and Nashville, Tennessee, Birmingham and Huntsville, Alabama, Atlanta, Georgia, east Tennessee as well as our new branches in Gainesville and Ocala, Florida that are a result of our acquisition with Heritage. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions. Upon completion of our acquisition of KeyWorth, we will increase our presence in the northern suburbs of Atlanta, a highly attractive and competitive market. The acquisition of KeyWorth will provide additional scale in the Atlanta market with $407 million in assets and a strong core deposit base.
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
The success of our acquisition of Heritage and, if completed, our acquisition of KeyWorth will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
Notwithstanding our loss-share arrangements with the FDIC with respect to some of the assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the Crescent, American Trust, Citizens and First Southern loans acquired. Similar circumstances could arise resulting from our acquisition of Heritage or, if completed, our acquisition of KeyWorth. Any of these actions could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with the Heritage acquisition or, if completed, our integration of KeyWorth, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.

We may experience difficulty in managing the loan portfolios acquired from Crescent, American Trust, Citizens and First Southern within the limits of the loss protection provided by the FDIC.

In connection with the acquisitions of Crescent’s and American Trust’s respective assets and operations and the assumption of their liabilities, the Bank entered into loss-share arrangements with the FDIC that covered approximately $700 million of acquired assets in the aggregate. As part of our acquisition of Heritage, the Bank assumed the loss-share agreements between Heritage and the FDIC relating to Citizens and First Southern, which covered approximately $354 million of acquired assets in the aggregate.

In addition, each Purchase and Assumption Agreement with the FDIC provides that after the 10th anniversary of the acquisition, the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than certain thresholds: $242 million for Crescent, $16 million for American Trust, $57 million for Citizens and $40 million for First Southern. The loss-share agreements applicable to single-family residential mortgage loans provide for FDIC loss-share and Bank reimbursement to the FDIC to run for ten years, and the loss-share agreement applicable to commercial and other assets provides for FDIC loss-share and Bank reimbursement to the FDIC to run for five years, with additional recovery sharing for three years thereafter.

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

The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is a significant asset of the Company and a feature of the Crescent and American Trust acquisitions without which we would not have entered into these transactions (and the FDIC’s similar agreement in favor of Heritage with respect to Citizens and First Southern increased the attractiveness of the Heritage acquisition). Our agreements with the FDIC (including the agreements pertaining to Citizens and First Southern that we assumed in the Heritage acquisition) require that we receive FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue either or both of the loss-share arrangements.
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
When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss-share arrangements with the FDIC associated with such transactions. We believe that our pending acquisition of KeyWorth meets these criteria. In addition to the general risks associated with our growth plans and the particular risks associated with FDIC-assisted transactions both of which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

—	our ability to finance an acquisition and possible dilution to our existing shareholders;
—	the diversion of our management’s attention to the negotiation of a transaction;
—	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
—	entry into new markets where we lack experience; and
—	risks associated with integrating the operations and personnel of the acquired business, as discussed above in the context of the KeyWorth transaction.
All of the foregoing matters are applicable to our pending acquisition of KeyWorth.
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
Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The consolidation of financial institutions in connection with the 2008-2009 recession has continued to the present time, and we expect additional consolidation to occur as a result of such recession as well as on account of elevated regulatory compliance costs. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, as highlighted by our discussion of the Dodd-Frank Act, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.

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
We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Furthermore, as discussed below, the Dodd-Frank Act has resulted in significant changes to the regulations governing banks and other financial institutions, and other changes to such regulations have been proposed. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
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
We are also subject to various privacy, data protection and information security laws. Under the GLB Act, we are subject to limitations on our ability to share our customers’ nonpublic personal information with unaffiliated parties, and we are required to provide certain disclosures to our customers about out data collection and security practices. Customers have the right to opt out of our disclosure of their personal financial information to unaffiliated parties. Finally, the GLB Act requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards for our customer’s nonpublic personal information. New laws and regulations have also been proposed that could increase our privacy, data protection and information security compliance costs. Our failure to comply with new or existing privacy, data protection and information security laws and regulations could result in material regulatory or governmental investigations and/or fines, sanctions and other expenses.
As a public company, we are also subject to laws, regulations and standards relating to corporate governance and public disclosure in addition to the Dodd-Frank Act, including the Sarbanes-Oxley Act of 2002 and SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.
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
The Dodd-Frank Act was signed into law on July 21, 2010. This law significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. For example, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.
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
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events, like the 2010 Tennessee floods that impacted our Nashville, Tennessee offices and the April 2011 storms that devastated much of east Mississippi and west Alabama, could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. With the recent acquisition of Heritage, we now have operations in Florida that could be impacted by hurricanes. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is lower than other publicly traded companies, generally less than that of many of our competitors and other larger bank holding companies. For the two months ended February 26, 2016, the average daily trading volume for Renasant common stock was 170,532 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
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
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with the First M&F, Heritage Financial Holding Corporation and Capital Bancorp, Inc. mergers, we assumed junior subordinated debentures. At December 31, 2015, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $95.1 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 26, 2016, there were 75,000,000 shares of our common stock authorized, of which 40,348,115 shares were outstanding. At our Annual Meeting of Shareholders to be held on April 26, 2016, our shareholders will be asked to approve, among other things, an amendment to our Articles of Incorporation to increase the number of shares of our common stock authorized for issuance to 150,000,000 shares.
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
As of December 31, 2015, Renasant operated 131 full-service branches, 13 limited-service branches and an ATM network, which includes 133 ATMs at on-premise locations and 17 ATMs located at off-premise sites. Our Community Banks and Wealth Management segments operate out of all of these offices.
The Bank owns 102 of its 131 full-service branch banking facilities. The remaining 29 full-service branches are under lease agreements. The Bank owns 11 of the 13 limited-service branches. The Bank also operates 21 locations used exclusively for Mortgage Banking, of these 3 are owned by the Bank with the remaining 18 under lease agreements. The 49 banking facilities that are occupied under leases have unexpired terms ranging from 1 to 30 years.
Renasant Insurance, a wholly-owned subsidiary of the Bank, owns seven offices - one each in Ackerman, Corinth, Durant, Kosciusko, Louisville, Starkville and Tupelo, Mississippi.
None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, on December 31, 2014, a putative stockholder class action lawsuit, Stein v. Heritage Financial Group, Inc. et al., was filed in the Circuit Court for Baltimore City, Maryland, Civil Division (the “Court”), against Heritage Financial Group, Inc. (“Heritage”), the members of its board of directors, HeritageBank of the South, the Company and Renasant Bank in connection with the Company’s acquisition of Heritage. While the defendants believed these actions were without merit, in order to avoid the expense of litigation, Heritage, HeritageBank of the South, the Company and Renasant Bank entered into a Stipulation and Agreement of Compromise and Settlement (“Settlement Agreement”) with the plaintiff in which Heritage, without admission of liability, agreed to make certain disclosures related to the merger agreement in supplemental materials filed with the SEC in a Form 8-K on May 18, 2015.  In November 2015, the Court approved the Settlement Agreement, which included payment of attorney’s fees and costs of $262,500.  This approval and payment concluded the litigation.

Other than the foregoing, there are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2015.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 26, 2016, the Company had approximately 12,716 shareholders of record and the closing sales price of the Company’s common stock was $31.78. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2015 and 2014 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		High	Low
2015
1st Quarter	$0.17	$30.09	$26.14
2nd Quarter	0.17	33.47	28.98
3rd Quarter	0.17	33.86	29.50
4th Quarter	0.17	37.28	31.88

2014
1st Quarter	$0.17	$31.47	$26.77
2nd Quarter	0.17	29.94	26.17
3rd Quarter	0.17	29.98	26.95
4th Quarter	0.17	30.68	26.60
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
Issuer Purchases of Equity Securities
During the three month period ended December 31, 2015, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Repurchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans
October 1, 2015 to October 31, 2015	—		$—	—	—
November 1, 2015 to November 31, 2015	—		—	—	—
December 1, 2015 to December 31, 2015	9,830	(1)	34.41	—	—
Total	9,830		$34.41	—	—

(1)
20,750 shares of restricted stock were awarded to certain employees under the Renasant Corporation 2011 Long-Term Incentive Plan or as inducement awards in connection with completed acquisitions vested on December 31, 2015. The Company withheld 9,830 of such shares to satisfy federal and state tax liabilities related to the vesting of the shares.

Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2015.
Stock Performance Graph
The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at December 31, 2010, and that all dividends were reinvested.

	Period Ending December 31,
	2010	2011	2012	2013	2014	2015
Renasant Corporation	$100.00	$93.08	$123.65	$208.81	$196.63	$238.89
NASDAQ Market Index	100.00	99.21	116.82	163.75	188.03	201.40
SNL Southeast Bank Index(1)	100.00	58.51	97.19	131.70	148.33	146.02

(1)
The SNL Geographic Index, Southeast Banks, is a peer group of 90 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6. SELECTED FINANCIAL DATA(1)
(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2015	2014	2013	2012	2011
Interest income	$263,023	$226,409	$180,604	$159,313	$170,687
Interest expense	21,665	23,927	23,471	25,975	41,401
Net interest income	241,358	202,482	157,133	133,338	129,286
Provision for loan losses	4,750	6,167	10,350	18,125	22,350
Noninterest income	108,270	80,509	71,891	68,711	64,699
Noninterest expense	245,114	190,937	172,928	150,459	136,960
Income before income taxes	99,764	85,887	45,746	33,465	34,675
Income taxes	31,750	26,305	12,259	6,828	9,043
Net income	$68,014	$59,582	$33,487	$26,637	$25,632
Per Common Share
Net income – Basic	$1.89	$1.89	$1.23	$1.06	$1.02
Net income – Diluted	1.88	1.88	1.22	1.06	1.02
Book value at December 31	25.73	22.56	21.21	19.80	19.44
Closing price(2)	34.41	28.93	31.46	19.14	15.00
Cash dividends declared and paid	0.68	0.68	0.68	0.68	0.68
Dividend payout	36.17%	36.17%	55.74%	64.15%	66.67%
At December 31,
Assets	$7,926,496	$5,805,129	$5,746,270	$4,178,616	$4,202,008
Loans, net of unearned income	5,413,462	3,987,874	3,881,018	2,810,253	2,581,084
Securities	1,105,205	983,747	913,329	674,077	796,341
Deposits	6,218,602	4,838,418	4,841,912	3,461,221	3,412,237
Borrowings	570,496	188,825	171,875	164,706	254,709
Shareholders’ equity	1,036,818	711,651	665,652	498,208	487,202
Selected Ratios
Return on average:
Total assets	0.99%	1.02%	0.71%	0.64%	0.60%
Shareholders’ equity	7.76%	8.61%	6.01%	5.39%	5.34%
Average shareholders’ equity to average assets	12.76%	11.89%	11.78%	11.96%	11.27%
At December 31,
Shareholders’ equity to assets	13.08%	12.26%	11.58%	11.92%	11.59%
Allowance for loan losses to total loans, net of unearned income(3)	1.11%	1.29%	1.65%	1.72%	1.98%
Allowance for loan losses to nonperforming loans(3)	283.46%	209.49%	248.90%	146.90%	127.00%
Nonperforming loans to total loans, net of unearned income(3)	0.39%	0.62%	0.66%	1.17%	1.56%

(1)
Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On July 1, 2015, Renasant Corporation acquired Heritage Financial Group, Inc., a Maryland corporation (“Heritage”), headquartered in Albany, Georgia. On September 1, 2013, Renasant Corporation acquired First M&F Corporation, a Mississippi corporation (“First M&F”), headquartered in Kosciusko, Mississippi. On February 4, 2011, the Bank acquired specified assets and assumed specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”), from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for American Trust. Refer to Item 1, Business, and Note B, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about mergers and other acquisition transactions.

(2)	Reflects the closing price on The NASDAQ Global Select Market on the last trading day of the Company’s fiscal year.

(3)	Excludes assets acquired from Heritage and First M&F and assets covered under loss-share agreements with the FDIC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Performance Overview
Net income was $68,014 for 2015 compared to $59,582 for 2014 and $33,487 for 2013. The fluctuation in net income since 2013 was influenced by a number of factors:

—
Effective July 1, 2015, the Company completed its acquisition by merger with Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, in a transaction valued at $295,380. The Company issued approximately 8.6 million shares of common stock and paid $5,915 to Heritage stock option holders for 100% of the voting equity interest in Heritage. On July 1, 2015, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida. Including the effect of purchase accounting adjustments, which are still being finalized by the Company and are subject to change, the Company acquired assets with a fair value of $2,014,882, including loans both held for sale and held for investment with a fair value of $1,460,242, and assumed liabilities with a fair value of $1,719,502, including deposits with a fair value of $1,375,354. The Company recorded approximately $183,438 in intangible assets which consist of goodwill of $171,182 and a core deposit intangible of $12,256.

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

—
Net interest income increased 19.20% to $241,358 for 2015 as compared to $202,482 for 2014; net interest income was $157,133 for 2013. Interest income on a tax equivalent basis increased 15.88% to $270,278 for 2015 from $233,246 for 2014. The increase from 2014 to 2015 was due primarily to the increase in average earnings assets from the acquisition of Heritage. Interest expense decreased 9.45% to $21,665 for 2015 compared to $23,927 for 2014; interest expense was $23,471 for 2013.

—
Net charge-offs as a percentage of average loans decreased to 0.10% in 2015 compared to 0.29% in 2014. Net charge-offs as a percentage of average loans was 0.22% in 2013. The provision for loan losses was $4,750 for 2015 compared to $6,167 for 2014 and $10,350 for 2013.

—
Noninterest income was $108,270 for 2015 compared to $80,509 for 2014 and $71,891 for 2013. The growth in noninterest income in 2015 when compared to 2014 is primarily attributable to the Heritage acquisition, the addition of the Heritage mortgage division and growth in our mortgage division. The Company also experienced an increase in income from the Insurance and Wealth Management divisions after the acquisition of First M&F which was completed late in the third quarter of 2013. Our goal is to continue developing products that generate noninterest income in order to diversify our revenue streams.

—
Noninterest expenses were $245,114 for 2015 compared to $190,937 for 2014 and $172,928 for 2013. The increase in noninterest expense during the three year period is primarily attributable to the integration of operating expenses of the acquired Heritage and First M&F operations. The Company recorded merger expenses in connection with these acquisitions of $11,614, $694, and $6,027 in 2015, 2014 and 2013, respectively.

—
Loans, net of unearned income, were $5,413,462 at December 31, 2015 compared to $3,987,874 in 2014 and $3,881,018 in 2013. Excluding the acquired loans of $1,583,028 at December 31, 2015, the portfolio increased in size by $562,948 from December 31, 2014.

—
Deposits totaled $6,218,602 at December 31, 2015 compared to $4,838,418 at December 31, 2014 and $4,841,912 at December 31, 2013. The growth in deposits from 2015 to 2014 was attributable to the acquisition of Heritage, which added $1,266,921 in deposits at December 31, 2014. Management’s strategy to build and maintain a stable source of funding through core deposits, driven by noninterest-bearing deposits, has allowed for certain higher costing time deposits to mature or expire without renewal, some of which have been replaced with noninterest-bearing deposits and other lower costing deposits.

A historical look at key performance indicators is presented below.

	2015	2014	2013	2012	2011
Diluted EPS	$1.88	$1.88	$1.22	$1.06	$1.02
Diluted EPS Growth	—%	54.10%	15.09%	3.92%	(26.09)%
Return on Average Assets	0.99%	1.02%	0.71%	0.64%	0.60%
Return on Average Shareholders’ Equity	7.76%	8.61%	6.01%	5.39%	5.34%

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
Certain loans acquired in acquisitions or mergers are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans acquired in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30, which were acquired in connection with our mergers with Heritage in 2015, First M&F in 2013, Capital Bancorp, Inc. in 2007 and with Heritage Financial Holding Corporation in 2005 and our acquisitions of Crescent and American Trust in FDIC-assisted transactions in 2010 and 2011, respectively, is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note D, “Loans and the Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
Benefit Plans and Stock Based Compensation
Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2015 valuation was 4.00%, compared to 4.83% in 2014. Actual plan assets as of December 31, 2015 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.

The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company did not estimate any forfeitures in determining the fair value of options granted in 2015, 2014 and 2013. Changes in this assumption in the future could result in lower expenses related to the Company’s stock options. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note N, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Business Combinations, Accounting for Acquired Loans and Related Assets
The Company accounts for its acquisitions under ASC 805, “Business Combinations,” which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value measurements incorporate assumptions regarding credit risk. The fair value measurements of acquired loans are based on estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
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
Because the FDIC will reimburse the Company for losses related to a portion of the loans acquired in the Crescent, American Trust, Citizens Bank of Effingham and First Southern National Bank transactions (see “Loans” below), an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans and measured on the same basis, subject to collectability or contractual limitations. The fair value of the indemnification asset reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.
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

Mortgage Servicing Rights

The Company recognizes as assets the right to service certain mortgage loans for others, known as mortgage servicing rights. The mortgage servicing rights are carried at the lower of cost or fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. External valuations of the fair value of the mortgage servicing rights are obtained monthly and determined using various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs mortgage interest rates and other factors. These assumptions can, and generally will, change as market condition and interest rates change resulting in fluctuations of the fair value. The Company does not currently hedge the mortgage servicing right asset. At December 31, 2015, the Company’s mortgage servicing asset was valued at $29,642. For additional information regarding our mortgage servicing rights, please refer to Note H - “Mortgage Servicing Rights,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure or acceptance of a deed in lieu of foreclosure in satisfaction of a loan obligation. Other real estate owned is initially recorded at fair market value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses.

Reductions in the carrying value subsequent to acquisition are charged to earnings. The fair value of other real estate owned is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised every 12 months. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last few years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.
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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2015 compared to December 31, 2014 and December 31, 2013.
Total assets were $7,926,496 at December 31, 2015 compared to $5,805,129 at December 31, 2014 and $5,746,270 at December 31, 2013. The acquisition of Heritage increased total assets $2,014,882 at July 1, 2015.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2015		2014		2013
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$107,355	9.71%	$131,228	13.34%	$131,129	14.36%
Obligations of states and political subdivisions	357,245	32.32	305,082	31.01	287,014	31.43
Mortgage-backed securities	597,463	54.07	506,152	51.45	453,644	49.67
Trust preferred securities	19,469	1.76	19,756	2.01	17,671	1.93
Other debt securities	19,333	1.75	17,930	1.82	19,554	2.14
Other equity securities	4,340	0.39	3,599	0.37	4,317	0.47
	$1,105,205	100.00%	$983,747	100.00%	$913,329	100.00%
The balance of our securities portfolio at December 31, 2015 increased $121,458 to $1,105,205 from $983,747 at December 31, 2014. The acquisition of Heritage added $177,849 in investment securities. During 2015, we purchased $216,141 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 33.36% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. U.S. Government Agency securities and municipal securities accounted for 46.73% and 19.91%, respectively, of total securities purchased in 2015. There were $8,348 of securities sold during 2015 resulting in a net gain of $96. Proceeds from maturities, calls and sales of securities during 2015 totaled $265,556.
The balance of our investment portfolio at December 31, 2014 increased $70,418 to $983,747 compared to $913,329 at December 31, 2013. During 2014, we purchased $280,164 in investment securities. Mortgage-backed securities and CMOs, in the aggregate, comprised 44.26% of the purchases. U.S. Government Agency securities and municipal securities accounted for 41.40% and 14.24%, respectively, of total securities purchased in 2014. The carrying value of securities sold during 2014 totaled $724 resulting in a net gain of $375. Proceeds from maturities, calls and sales of securities during 2014 totaled $217,417.
At December 31, 2015 , unrealized losses of $9,545 were recorded on available for sale investment securities with a carrying value of $309,549. At December 31, 2014 and 2013, unrealized losses of $10,466 and $20,041, respectively, were recorded on investment securities with a carrying value of $203,467 and $279,165, respectively. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2015, 2014 or 2013.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $24,770 and $26,400 and a fair value of $19,469 and $19,756 at December 31, 2015 and December 31, 2014, respectively. The investment in pooled trust preferred securities consists of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during 2015, 2014 or 2013. Furthermore, the Company’s analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company’s analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in “payment in kind” status where interest payments are not expected until a future date and therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as nonaccruing asset at December 31, 2015, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note C, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in this report.
Loans
Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 68.30%, 68.70% and 67.54% of total assets at December 31, 2015, 2014 and 2013, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2015	2014	2013	2012	2011
Commercial, financial, agricultural	$636,837	$483,283	$468,963	$317,050	$278,091
Lease financing	34,815	10,114	52	195	328
Real estate – construction	357,665	212,061	161,436	105,706	81,235
Real estate – 1-4 family mortgage	1,735,323	1,236,360	1,208,233	903,423	824,627
Real estate – commercial mortgage	2,533,729	1,956,914	1,950,572	1,426,643	1,336,635
Installment loans to individuals	115,093	89,142	91,762	57,241	60,168
Total loans, net of unearned income	$5,413,462	$3,987,874	$3,881,018	$2,810,258	$2,581,084

The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2015	2014	2013	2012	2011
Commercial, financial, agricultural	11.76%	12.12%	12.08%	11.28%	10.77%
Lease financing	0.64	0.25	—	0.01	0.01
Real estate – construction	6.61	5.32	4.16	3.76	3.15
Real estate – 1-4 family mortgage	32.06	31.00	31.13	32.15	31.95
Real estate – commercial mortgage	46.80	49.07	50.26	50.76	51.79
Installment loans to individuals	2.13	2.24	2.37	2.04	2.33
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2015, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.
Total loans at December 31, 2015 were $5,413,462, an increase of $1,425,588 from $3,987,874 at December 31, 2014. Total loans were $3,881,018 at December 31, 2013. Loans increased $1,122,197 in 2015 as a result of our completion of the Heritage acquisition on July 1, 2015. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”) were $93,142 at December 31, 2015, a decrease of $49,899, or 34.88%, compared to $143,041 at December 31, 2014. The Company’s acquisition of Heritage added two FDIC loss-share agreements, increasing the Company’s loans covered under loss sharing agreement by $40,751 at December 31, 2015. Loans covered under loss-share agreements with the FDIC were $181,674 at December 31, 2013. For covered loans, the FDIC will reimburse the Bank 80% of the losses incurred on these loans. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on July 31, 2020 for loans acquired from Crescent Bank & Trust Company (“Crescent”), February 28, 2021 for loans acquired from American Trust Bank (“American Trust”), February 28, 2021 for loans acquired from Citizens Bank of Effingham (“Citizens”) and August 31, 2021 for loans acquired from First Southern National Bank (“First Southern”). For qualifying losses on commercial loans, reimbursement runs for five years, which ended July 25, 2015 for Crescent loans and ends February 5, 2016 for American Trust loans, February 18, 2016 for Citizens loans and August 19, 2016 for First Southern loans. As a result of the expiration of the loss-share agreement on Crescent commercial loans, the Company reclassified loans totaling $62,582 from acquired covered loans to acquired non-covered loans, $46,000 of which was still remaining at December 31, 2015. This reclassification explains most of the decrease in the covered loans balance, which decrease was offset by the increase in covered loans resulting from the Heritage acquisition.
Loans not covered under loss-share agreements with the FDIC at December 31, 2015 were $5,320,320, compared to $3,844,833 at December 31, 2014 and $3,699,344 at December 31, 2013. Loans acquired and not covered under loss sharing agreements totaled $1,489,886 at December 31, 2015 compared to $577,347 at December 31, 2014 and $813,543 at December 31, 2013. Excluding the loans acquired from Heritage, First M&F or in FDIC-assisted transactions (whether or not covered by loss-share agreements) (collectively referred to as “acquired loans”), loans increased $562,948 during 2015 to $3,830,434 from $3,267,486 at December 31, 2014. The Company experienced loan growth across all categories of loans with loans from our new commercial business lines, which consist of asset-based lending, equipment leasing and healthcare banking groups, contributing $53,663 of the total increase in loans from December 31, 2014.
Excluding acquired loans, loans increased $381,685 during 2014 to $3,267,486 from $2,885,801 at December 31, 2013. The increase in non-acquired loans was attributable to growth in owner and non-owner occupied commercial real estate loans and commercial loans, as well as loan production generated by de novo expansion from 2011 to 2013.
Looking at the change in loans geographically, non-acquired loans in our Mississippi markets increased by $204,516 while non-acquired loans in our Alabama, Tennessee, Georgia, and Florida markets increased by $68,127, $134,756, $138,627, and $25,547, respectively, when compared to December 31, 2014 (the Company entered its Florida markets on July 1, 2015 as a result of the Heritage acquisition).

The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	December 31, 2015
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$485,407	$2,406	$149,024	$636,837
Lease financing	34,815	—	—	34,815
Real estate – construction:
Residential	123,711	91	44,813	168,615
Commercial	166,006	39	20,524	186,569
Condominiums	1,984	—	497	2,481
Total real estate – construction	291,701	130	65,834	357,665
Real estate – 1-4 family mortgage:
Primary	661,135	27,270	343,504	1,031,909
Home equity	304,045	9,120	69,090	382,255
Rental/investment	196,217	7,686	48,063	251,966
Land development	42,831	1,912	24,450	69,193
Total real estate – 1-4 family mortgage	1,204,228	45,988	485,107	1,735,323
Real estate – commercial mortgage:
Owner-occupied	709,598	15,297	357,659	1,082,554
Non-owner occupied	896,060	24,343	351,856	1,272,259
Land development	123,391	4,910	50,615	178,916
Total real estate – commercial mortgage	1,729,049	44,550	760,130	2,533,729
Installment loans to individuals	85,234	68	29,791	115,093
Total loans, net of unearned income	$3,830,434	$93,142	$1,489,886	$5,413,462

	December 31, 2014
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$418,501	$6,684	$58,098	$483,283
Lease financing	10,114	—	—	10,114
Real estate – construction:
Residential	92,183	—	1,090	93,273
Commercial	116,129	—	134	116,263
Condominiums	2,525	—	—	2,525
Total real estate – construction	210,837	—	1,224	212,061
Real estate – 1-4 family mortgage:
Primary	563,750	15,827	122,158	701,735
Home equity	256,321	8,875	30,840	296,036
Rental/investment	153,230	15,618	22,031	190,879
Land development	41,111	3,697	2,902	47,710
Total real estate – 1-4 family mortgage	1,014,412	44,017	177,931	1,236,360
Real estate – commercial mortgage:
Owner-occupied	649,402	47,658	168,301	865,361
Non-owner occupied	775,364	29,737	139,327	944,428
Land development	114,184	14,909	18,032	147,125
Total real estate – commercial mortgage	1,538,950	92,304	325,660	1,956,914
Installment loans to individuals	74,672	36	14,434	89,142
Total loans, net of unearned income	$3,267,486	$143,041	$577,347	$3,987,874

	December 31, 2013
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$341,600	$9,546	$117,817	$468,963
Lease financing	52	—	—	52
Real estate – construction:
Residential	62,577	1,648	7,907	72,132
Commercial	84,498	—	4,279	88,777
Condominiums	—	—	527	527
Total real estate – construction	147,075	1,648	12,713	161,436
Real estate – 1-4 family mortgage:
Primary	531,956	16,586	153,909	702,451
Home equity	196,387	13,167	34,482	244,036
Rental/investment	142,488	19,754	31,124	193,366
Land development	57,971	4,959	5,450	68,380
Total real estate – 1-4 family mortgage	928,802	54,466	224,965	1,208,233
Real estate – commercial mortgage:
Owner-occupied	563,104	54,294	172,520	789,918
Non-owner occupied	727,744	31,855	229,559	989,158
Land development	113,769	29,837	27,890	171,496
Total real estate – commercial mortgage	1,404,617	115,986	429,969	1,950,572
Installment loans to individuals	63,655	28	28,079	91,762
Total loans, net of unearned income	$2,885,801	$181,674	$813,543	$3,881,018
Loans secured by real estate represented 85.47%, 85.39%, 85.55%, 86.67% and 86.88% of the Company’s total loan portfolio at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2015	2014	2013	2012	2011
Real estate – construction:
Residential	$168,615	$93,273	$72,132	$48,453	$31,802
Commercial	186,569	116,263	88,777	56,201	47,620
Condominiums	2,481	2,525	527	1,052	1,813
Total real estate – construction	357,665	212,061	161,436	105,706	81,235
Real estate – 1-4 family mortgage:
Primary	1,031,909	701,735	702,451	466,282	373,193
Home equity	382,255	296,036	244,036	198,781	193,140
Rental/investment	251,966	190,879	193,366	156,956	167,364
Land development	69,193	47,710	68,380	81,404	90,930
Total real estate – 1-4 family mortgage	1,735,323	1,236,360	1,208,233	903,423	824,627
Real estate – commercial mortgage:
Owner-occupied	1,082,554	865,361	789,918	640,906	641,220
Non-owner occupied	1,272,259	944,428	989,158	638,486	529,524
Land development	178,916	147,125	171,496	147,251	165,891
Total real estate – commercial mortgage	2,533,729	1,956,914	1,950,572	1,426,643	1,336,635
Total loans secured by real estate	$4,626,717	$3,405,335	$3,320,241	$2,435,772	$2,242,497
Mortgage Loans Held for Sale
Mortgage loans held for sale were $225,254 at December 31, 2015 compared to $25,628 at December 31, 2014 and $33,440 at December 31, 2013. The increase in mortgage loans held for sale is attributable to the addition of the Heritage mortgage operations and increased production in Renasant’s existing mortgage operations coupled with the Company's election to carry these loans on the balance sheet for a longer period of time to collect additional interest payments while the market for the sale of these loans did not decline such that our gains from the eventual sales of these loans would be negatively impacted. Originations of mortgage loans to be sold totaled $1,483,937 in 2015, $547,402 in 2014 and $619,526 in 2013. The increase in mortgage loan originations from 2014 is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage’s mortgage operations. For the twelve months ended December 31, 2015, originations of mortgage loans from the Company’s existing mortgage operations were $824,550 while originations from Heritage's mortgage operations during the six months after the acquisition date were $659,387.
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
Deposits

Noninterest-Bearing Deposits to Total Deposits
2015	2014	2013
20.56%	19.01%	17.68%

The Company relies on deposits as its major source of funds. Total deposits were $6,218,602, $4,838,418 and $4,841,912 at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Noninterest-bearing deposits were $1,278,337, $919,872 and $856,020 at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, while interest-bearing deposits were $4,940,265, $3,918,546 and $3,985,892 at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The acquisition of Heritage increased total deposits by $1,375,354 at the acquisition date. This consisted of noninterest-bearing deposits of $279,123 and interest-bearing deposits of $1,096,231. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities, or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2015 were $775,385 compared to $654,423 at December 31, 2014 and $420,539 at December 31, 2013.
Looking at the change in deposits geographically and excluding the deposits from the Heritage acquisition, deposits in our Mississippi, Tennessee and Alabama markets increased by $59,686, $21,746 and $50,905, respectively, from December 31, 2014 while deposits in our Georgia markets decreased by $32,542 from December 31, 2014.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, overnight borrowings, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, overnight borrowings and FHLB advances. There was $422,279 of short-term borrowings on the balance sheet at December 31, 2015, consisting of security repurchase agreements of $22,279 and overnight borrowings from the FHLB of $400,000 compared to security repurchase agreements of $6,103 and overnight borrowings from the FHLB of $26,300 at December 31, 2014. The increase in short-term borrowings from the prior year-end is attributable to the increased production in Renasant’s existing mortgage operations as well as the addition of Heritage’s mortgage operations as overnight borrowings are often used to fund mortgage loans held for sale.

At December 31, 2015, long-term debt totaled $148,217 compared to $156,422 at December 31, 2014. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $52,930 and $61,611 at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, $261 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,659,779 of availability on unused lines of credit with the FHLB at December 31, 2015 compared to $1,592,550 at December 31, 2014. The cost of our FHLB advances was 4.14%, 4.15% and 4.22% for 2015, 2014, and 2013, respectively.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $95,095 at December 31, 2015 compared to $94,574 at December 31, 2014 and $94,187 at December 31, 2013. In connection with the acquisition of First M&F on September 1, 2013, the Company assumed $30,928 in fixed/floating rate junior subordinated deferrable interest debentures payable to First M&F Statutory Trust I that mature in March 2036. The acquired subordinated debentures require interest to be paid quarterly at a rate of 90-day LIBOR plus 1.33%. The fair value adjustment on the junior subordinated debentures of $12,371 will be amortized on a straight line basis over their remaining life. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
Results of Operations
Net Income
Net income for the year ended December 31, 2015 was $68,014 compared to net income of $59,582 for the year ended December 31, 2014 and $33,487 for the year ended December 31, 2013. Basic earnings per share for each of the years ended December 31, 2015 and December 31, 2014 were $1.89 as compared to $1.23 for the year ended December 31, 2013. Diluted earnings per share for each of the years ended December 31, 2015 and December 31, 2014 were $1.88 as compared to $1.22 for the year ended December 31, 2013. During the twelve months ended December 31, 2015, the Company recognized $11,614 in pre-tax merger expenses compared to $694 and $6,027 recognized in 2014 and 2013, respectively.
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 69.66% of total net revenue in 2015. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 19.20% to $241,358 for 2015 compared to $202,482 in 2014 and $157,133 in 2013. On a tax equivalent basis, net interest income increased $39,294 to $248,613 in 2015 as compared to $209,319 and $162,957 in 2014 and 2013, respectively.

Net Interest Margin – Tax Equivalent
2015	2014	2013
4.16%	4.12%	3.96%
Net interest margin, the tax equivalent net yield on earning assets, increased to 4.16% during 2015 from 4.12% in 2014 and 3.96% in 2013. Additional interest income recognized in connection with the acceleration of pay downs and payoffs from acquired loans increased our net interest margin by 14 basis points for the twelve months ended December 31, 2015 compared to an increase of 17 basis points and 5 basis points in 2014 and 2013, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.
Interest income, on a tax equivalent basis, was $270,278 for 2015 compared to $233,246 for 2014, an increase of $37,032. Interest income, on a tax equivalent basis, was $186,428 for 2013. The increase in interest income, on a tax equivalent basis, is due primarily to the acquisitions of Heritage in July 2015 and First M&F in September 2013 offset by a decrease in loan yields which is a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. Excluding the contribution from Heritage, the Company has also experienced a decrease in the average balance of the securities portfolio from 2014 as proceeds from maturities and calls were used to fund loan growth rather than be reinvested in the securities portfolio.

The following table presents the percentage of total average earning assets, by type and yield, for 2015, 2014 and 2013:

	Percentage of Total			Yield
	2015	2014	2013	2015	2014	2013
Loans	80.95%	77.55%	78.13%	4.91%	5.10%	4.96%
Securities	17.80	19.73	19.44	3.07	3.19	3.32
Other	1.25	2.72	2.43	0.29	0.29	0.25
Total earning assets	100.00%	100.00%	100.00%	4.52%	4.59%	4.53%
In 2015 loan income, on a tax equivalent basis, increased $36,564 to $237,408 from $200,844 in 2014. Loan income, on a tax equivalent basis, was $159,587 in 2013. The average balance of loans was $4,836,002 in 2015 compared to $3,941,015 and $3,214,567 in 2014 and 2013, respectively. The increase in loan income and the average balance of loans from 2013 to 2015 is primarily due to the acquisitions of Heritage and First M&F as well as increased production in the commercial and secondary mortgage loan markets.
The tax equivalent yield on loans was 4.91% for 2015, a 19 basis point decrease from the same period in 2014. The decrease in loan yields was primarily a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment. Furthermore, lower levels of accelerated accretion have been recognized in 2015 when compared to 2014 resulting from lower levels of payoffs from the acquired loan portfolio. The tax equivalent yield on loans was 5.10% for 2014 compared to 4.96% in 2013. The increase in loan yields from 2013 to 2014 was primarily a result of accelerated accretion of nonaccretable difference on the acquired loan portfolio due to higher than expected levels of payoffs from the First M&F portfolio, offset partially by replacing higher rate maturing loans with new or renewed loans at current market rates which were generally lower in 2014 due to the prevailing interest rate environment. The accelerated accretion on the acquired loan portfolio increased our loan yield by 18 basis points in 2015 compared to 22 basis points and 6 basis points in 2014 and 2013, respectively.
In 2015, investment income, on a tax equivalent basis, increased $648 to $32,655 from $32,007 in 2014. Investment income, on a tax equivalent basis, was $26,593 in 2013. The average balance in the investment portfolio in 2015 was $1,063,222 compared to $1,002,449 and $799,955 in 2014 and 2013, respectively. The tax equivalent yield on the investment portfolio in 2015 was 3.07% compared to 3.19% and 3.32% for 2014 and 2013, respectively. The contribution from Heritage in 2015 was nearly offset by a reduction in the balance of the securities portfolio. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments, excluding the impact from Heritage and First M&F, and tax equivalent yield thereon when compared to 2014 and 2013. The reinvestment rates on securities were lower due to the generally lower interest rate environment.
Interest expense was $21,665 in 2015 compared to $23,927 and $23,471 in 2014 and 2013, respectively. The average balance of interest-bearing liabilities in 2015 was $4,798,579 compared to $4,143,304 and $3,455,976 in 2014 and 2013, respectively. The contributions to interest-bearing liabilities from the Heritage and First M&F acquisitions were more than offset by a shift in the mix of our deposits from higher costing time deposits to lower costing interest-bearing and noninterest-bearing deposits, and when combined with the declining interest rate environment, resulted in an overall decrease in interest expense since 2013. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilize lower costing deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.45% for the twelve months ended December 31, 2015 as compared to 0.58% and 0.68% for the twelve months ended December 31, 2014 and 2013, respectively.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2015	2014	2013	2015	2014	2013
Noninterest-bearing demand	19.01%	18.20%	16.16%	—%	—%	—%
Interest-bearing demand	43.82	43.40	40.88	0.18	0.21	0.25
Savings	7.32	6.84	6.81	0.07	0.08	0.24
Time deposits	23.50	27.88	31.95	0.62	0.81	0.93
Long-term Federal Home Loan Bank advances	0.98	1.38	1.90	4.14	4.15	4.22
Other borrowed funds	5.37	2.30	2.30	1.74	4.13	3.21
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.37%	0.47%	0.57%

Interest expense on deposits was $13,715, $16,216 and $17,118 for 2015, 2014 and 2013, respectively. The cost of total deposits was 0.25%, 0.33%, and 0.43% for the years ending December 31, 2015, 2014, and 2013, respectively. The cost of interest-bearing deposits was 0.31%, 0.41% and 0.52% for the same periods.

Average Interest-Bearing Deposits to Total Average Deposits
2015	2014	2013
79.71%	81.10%	83.13%
Interest expense on total borrowings was $7,950, $7,711 and $6,353 for the years ending December 31, 2015, 2014 and 2013, respectively, while the cost of total borrowings was 2.11%, 4.14% and 3.67% for the years ended December 31, 2015, 2014 and 2013, respectively. The improvement in the cost of total borrowings from previous years is driven by a higher average balance of overnight borrowings from the Federal Home Loan Bank which incur a much lower rate of interest. The increase is attributable to the increased production in Renasant’s existing mortgage operations as well as the addition of Heritage’s mortgage operations as overnight borrowings are often used to fund mortgage loans held for sale. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. Additionally, for more information about our outstanding subordinated debentures, see Note K, “Long-Term Debt,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2015	2014	2013
1.57%	1.38%	1.52%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 30.34%, 27.78% and 30.61% for 2015, 2014 and 2013.
Noninterest income was $108,270 for the year ended December 31, 2015, an increase of $27,761, or 34.48%, as compared to $80,509 for 2014. The increase in noninterest income and its related components is primarily attributable to the Heritage acquisition, Heritage’s mortgage operations and a significant increase in mortgage revenue from the Company’s existing mortgage operations due to increased production as a result of continued decreases in interest rates and recent mortgage originator hires. Noninterest income was $71,891 for the year ended December 31, 2013.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $29,269, $26,756 and $21,559 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Overdraft fees, the largest component of service charges on deposits, were $20,870 for the twelve months ended December 31, 2015 compared to $19,434 and $16,265 for the same period in 2014 and 2013, respectively.
Fees and commissions increased to $16,091 in 2015 as compared to $14,231 and $11,675 for the same period in 2014 and 2013, respectively. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, as well as servicing income from non-mortgage loans serviced by the Company. Interchange fees on debit card transactions, the largest component of fees and commissions, were $14,269 for the twelve months ended December 31, 2015 compared to $11,925 and $9,686 for the same period in 2014 and 2013, respectively.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $8,423, $8,194 and $4,976 for the years ended December 31, 2015, 2014 and 2013, respectively. The First M&F acquisition was the primary factor contributing to the increase in insurance revenues from 2013 to 2014. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $553, $605 and $256 for 2015, 2014 and 2013, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $9,808 for 2015 compared to $8,545 for 2014 and $7,574 for 2013. The market value of trust assets under management was $2,929,597, $2,646,391 and $2,409,534 at December 31, 2015, 2014 and 2013, respectively.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2015	2014	2013
Mortgage servicing income, net	$127	$544	$274
Gain on sales of loans, net	25,292	8,594	11,573
Fees, net	10,396	5,724	6,988
Mortgage banking income, net	$35,815	$14,862	$18,835

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Mortgage banking income was $35,815 for 2015 compared to $14,862 and $18,835 for 2014 and 2013, respectively. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement with gains and losses realized at the time consideration is received and all other criteria for sales treatment have been met. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Gains on the sale of mortgage loans held for sale were $25,292, $8,594, and $11,573 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Originations of mortgage loans to be sold totaled $1,483,937 in 2015, $547,402 in 2014 and $619,526 in 2013. The increase in mortgage loan originations from 2014 is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage’s mortgage operations. For the twelve months ended December 31, 2015, originations of mortgage loans from the Company’s existing mortgage operations were $824,550 while originations from Heritage's mortgage operations during the six months after the acquisition date were $659,387.
Noninterest income for the twelve months ended December 31, 2015 include the Company’s sale of its pooled trust preferred security XIII in the second quarter of 2015 with a carrying value of $1,117 at the time of sale for net proceeds of $1,213 resulting in a gain of $96. Furthermore, the Company sold certain investments acquired from Heritage shortly after the acquisition date with a carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on the sale. Gains on sales of securities for the twelve months ended 2014 were $375, resulting from the sale of approximately $724 in securities. Gains on sales of securities for 2013 were $54, resulting from the sale of approximately $13,420 in securities.
Noninterest Expense

Noninterest Expense to Average Assets
2015	2014	2013
3.57%	3.28%	3.65%
Noninterest expense was $245,114, $190,937 and $172,928 for 2015, 2014 and 2013, respectively. The increase in noninterest expenses and its related components from 2014 is primarily attributable to the Heritage acquisition, and the increase from 2013 is primarily attributable to the First M&F acquisition. The Company recorded merger expense related to these acquisitions of $11,614, $694 and $6,027 in 2015, 2014 and 2013, respectively.
Salaries and employee benefits is the largest component of noninterest expenses and represented 59.20%, 60.29% and 57.12% of total noninterest expense at December 31, 2015, 2014 and 2013, respectively. During 2015, salaries and employee benefits increased $30,003, or 26.07%, to $145,111 as compared to $115,108 for 2014. The increase in salaries and employee benefits is attributable to the addition of the Heritage operations and higher levels of commissions paid in our mortgage banking division. Salaries and employee benefits increased $16,328 in 2014 from $98,780 recognized in 2013. The increase was primarily due to the addition of the First M&F operations as well as the desire to retain professional personnel required for a growing infrastructure in order to mitigate increasing information security risk and to bolster regulatory compliance areas.
The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $3,663, $3,649 and $2,666 for 2015, 2014 and 2013, respectively. Restricted stock awards in all three years were subject to the satisfaction of performance-based conditions attained. In 2015, 2014 and 2013, performance conditions were met and compensation expense was recognized in accordance with performance.
Data processing costs increased $2,646, or 23.21%, to $14,046 in 2015 from $11,400 in 2014. The increase from 2014 was primarily attributable to the Heritage acquisition and the addition of enhancements to our products and services, including mobile banking and small business Internet banking platforms. Data processing costs increased $2,530 in 2014 from $8,870 in 2013. The increase from 2013 was attributable to the addition of the First M&F deposit and loan customer databases, offset by cost savings achieved through efforts to improve the cost structure of loan and deposit processing by renegotiating contracts with data processing service providers.
Net occupancy and equipment expense in 2015 was $26,987, an increase of $6,735, compared to $20,252 for 2014. In addition to the occupancy and equipment expense of Heritage operations, the increase in occupancy and equipment expense is attributable to the completion of full service banking facilities placed into operation during the fourth quarter of 2014 and an operations annex location placed into operation in the first quarter of 2015. Net occupancy and equipment expense increased $3,295 for 2014 compared to $16,957 for 2013. The increase is attributable to occupancy costs associated with the acquisition of First M&F as well as the Company’s de novo expansions from 2011 to 2013.
Expenses related to other real estate owned for 2015 were $3,045, compared to $4,593 in 2014 and $6,966 in 2013. Expenses on other real estate owned for 2015 include write downs of $2,157 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $2,434 and $3,270 in 2014 and 2013, respectively. Other real estate owned with a cost basis of $21,424 was sold during 2015, resulting in a net gain of $582 compared to other real estate owned with a cost basis of $28,807 sold during 2014 for a net gain of $151. Other real estate owned with a cost basis of $60,241 was sold during 2013, resulting in a net loss of $590.
Professional fees include fees for legal and accounting services. Professional fees were $4,384 for 2015 as compared to $4,485 for 2014 and $5,540 for 2013. While the Company experienced a slight decrease in professional fees year over year, professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.
Advertising and public relations expense was $6,112 for 2015, an increase of $189 compared to $5,923 for 2014. Advertising and public relations expense increased $293 for 2014 compared to $5,630 for 2013. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets.
Amortization of intangible assets totaled $6,069 for 2015 compared to $5,606 for 2014 and $2,869 for 2013. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 1.5 years to 10.5 years. The increase in amortization expense in 2015 is attributable to the amortization of the core deposit intangible recognized in connection with the Heritage acquisition, and the increase in 2014 is attributable to amortization of the core deposit intangible recognized in connection with the First M&F acquisition.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $7,278 for 2015 as compared to $5,949 for 2014 and $4,777 for 2013. In addition to the contribution from the Heritage and First M&F acquisitions, the Company has incurred expenses to increase the bandwidth of data lines throughout our footprint, accounting for the increase in expense during the three year period ended December 31, 2015.

Efficiency Ratio
2015	2014	2013
68.68%	65.88%	73.63%
The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger expenses contributed approximately 325 basis points to the efficiency ratio for 2015 compared to 24 basis points and 257 basis points in 2014 and 2013, respectively. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio (excluding the impact of merger expenses) to continue to improve from levels reported in 2014 and 2013 from revenue growth while at the same time controlling noninterest expenses.

Income Taxes
Income tax expense for 2015, 2014 and 2013 was $31,750, $26,305 and $12,259, respectively. The effective tax rates for those years were 31.83%, 30.63% and 26.80%, respectively. The increased effective tax rate for 2015 as compared to 2014 and 2013 is the result of the Company experiencing improvements in its financial results throughout 2013, 2014 and into 2015, including the contribution from Heritage and First M&F, resulting in higher levels of taxable income.
Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses
Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, senior loan committee, a loss management committee and the Board of Directors loan committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs an additional State Certified General Real Estate appraiser, Appraisal Intern Appraiser and four evaluators.
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
The loss management committee and the Board of Directors problem loan review committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. In addition, the Company’s portfolio management committee monitors and identifies risks within the Company’s loan portfolio by focusing its efforts on reviewing and analyzing loans which are not on the Company’s internal watch list. The portfolio management committee monitors loans in portfolios or regions that management believes could be stressed or experiencing credit deterioration.
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
The Company experienced improved credit quality measures and the lowest levels of charge-offs since the 2008-2009 recession due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution. The Company's practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2015 were $4,602, or 0.10% as a percentage of average loans, compared to net charge-offs of $11,543, or 0.29%, for 2014 and $7,032, or 0.22%, for 2013.
The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $42,437, $42,289 and $47,665 at December 31, 2015, 2014 and 2013, respectively.

Provision for Loan Losses to Average Loans
2015	2014	2013
0.10%	0.16%	0.32%

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The provision for purchased loans is calculated when there is evidence the loan has deteriorated from performance expectations established in conjunction with the determination of Day 1 Fair Values (the outstanding customer balance of a purchased loan less any credit and/or yield discount applied against the purchased loan) or since our most recent review of such portfolio’s performance. Purchased loans either (1) exceeded the performance expectations established in determining the Day 1 Fair Values, resulting in a reversal of any previous provision for such loans or (2) deteriorated from the performance expectations established in determining the Day 1 Fair Values, resulting in partial or full charge-offs of the carrying value of such purchased loans. If the purchased loan continues to exceed expectations subsequent to the reversal of previously established provision, then an adjustment to accretable yield is warranted, which has a positive impact on interest income.

The Company has recorded lower levels of provision for loan losses since 2011 in response to improved overall economic conditions discussed previously and improved credit quality conditions. Since 2011, the Company has experienced lower levels of classified loans and nonperforming loans, which is illustrated in the nonperforming loan tables provided later in this section. In addition, the Company has experienced improved credit quality measures. These factors have justified a decrease in the provision for loan losses for 2015 as compared to 2014 and 2013. The provision for loan losses was $4,750, $6,167 and $10,350 for 2015, 2014 and 2013, respectively.

	2015	2014	2013	2012	2011
Specific reserves for impaired loans	$7,600	$10,256	$14,650	$17,597	$15,410
Allocated reserves for remaining portfolio	33,131	30,308	32,371	26,750	28,930
Acquired with deteriorated credit quality	1,706	1,725	644	—	—
Total	$42,437	$42,289	$47,665	$44,347	$44,340

A majority of the loans acquired in the Company’s FDIC-assisted acquisitions (including the covered loans acquired as part of the Heritage acquisition) and certain loans acquired and not covered under the Company’s FDIC loss-share agreements are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. The fair value of loans accounted for in accordance with ASC 310-30 was $336,165 and $344,425 at December 31, 2015 and 2014, respectively. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $1,706, $1,725 and $644 during 2015, 2014 and 2013, respectively, which includes $62, $722 and $509 for 2015, 2014 and 2013, respectively, that was attributable to loans covered by loss-share agreements with the FDIC.

The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2015	2014	2013	2012	2011
Commercial, financial, agricultural	$4,186	$3,305	$3,090	$3,307	$4,197
Lease financing	—	—	—	1	1
Real estate – construction	1,852	1,415	1,091	711	1,073
Real estate – 1-4 family mortgage	13,908	13,549	18,629	18,347	17,191
Real estate – commercial mortgage	21,111	22,759	23,688	21,416	20,979
Installment loans to individuals	1,380	$1,261	1,167	565	899
Total	$42,437	$42,289	$47,665	$44,347	$44,340

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2015	2014	2013	2012	2011
Balance at beginning of year	$42,289	$47,665	$44,347	$44,340	$45,415
Provision for loan losses	4,750	6,167	10,350	18,125	22,350
Charge-offs
Commercial, financial, agricultural	943	1,516	1,184	4,923	2,037
Lease financing	419	—	—	—	—
Real estate – construction	26	—	—	187	836
Real estate – 1-4 family mortgage	2,173	5,662	3,093	9,231	16,755
Real estate – commercial mortgage	2,613	6,186	4,782	5,828	5,792
Installment loans to individuals	602	495	492	386	373
Total charge-offs	6,776	13,859	9,551	20,555	25,793
Recoveries
Commercial, financial, agricultural	361	455	356	531	272
Lease financing	—	—	—	—	—
Real estate – construction	26	33	75	34	110
Real estate – 1-4 family mortgage	1,064	1,325	1,044	1,330	767
Real estate – commercial mortgage	614	436	980	455	1,056
Installment loans to individuals	109	67	64	87	163
Total recoveries	2,174	2,316	2,519	2,437	2,368
Net charge-offs	4,602	11,543	7,032	18,118	23,425
Balance at end of year	$42,437	$42,289	$47,665	$44,347	$44,340

Net charge-offs to average loans	0.10%	0.29%	0.22%	0.67%	0.91%
Net charge-offs to allowance for loan losses	10.84%	27.30%	14.75%	40.86%	52.83%
Allowance for loan losses to loans	0.78%	1.06%	1.23%	1.58%	1.72%
Allowance for loan losses to loans(1)	1.11%	1.29%	1.65%	1.72%	1.98%
Allowance for loan losses to nonperforming loans(1)	283.46%	209.49%	248.90%	146.90%	127.00%

(1)	Excludes loans and nonperforming loans acquired from Heritage, First M&F and FDIC assisted acquisitions.

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2015	2014	2013	2012	2011
Real estate – construction:
Residential	$5	$(33)	$(75)	$149	$724
Commercial	—	—	—	4	2
Condominiums	(5)	—	—	—	—
Total real estate – construction	—	(33)	(75)	153	726
Real estate – 1-4 family mortgage:
Primary	1,141	953	469	1,109	1,570
Home equity	68	878	1,019	2,542	1,721
Rental/investment	179	702	344	1,668	3,813
Land development	(279)	1,804	217	2,582	8,884
Total real estate – 1-4 family mortgage	1,109	4,337	2,049	7,901	15,988
Real estate – commercial mortgage:
Owner-occupied	1,976	1,649	802	1,039	3,123
Non-owner occupied	177	2,981	2,235	2,781	(282)
Land development	(154)	1,120	765	1,553	1,895
Total real estate – commercial mortgage	1,999	5,750	3,802	5,373	4,736
Total net charge-offs of loans secured by real estate	$3,108	$10,054	$5,776	$13,427	$21,450
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
Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether a debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing securities available-for-sale consist of one of the Company’s three investments in pooled trust preferred securities issued by financial institutions, which are discussed earlier in this section under the heading “Investments”.

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

	Not Acquired	Acquired Covered Assets	Acquired Non-covered	Total
December 31, 2015
Nonaccruing loans	$13,645	$3,319	$12,070	$29,034
Accruing loans past due 90 days or more	1,326	3,609	11,458	16,393
Total nonperforming loans	14,971	6,928	23,528	45,427
Other real estate owned	12,987	2,818	19,597	35,402
Total nonperforming loans and OREO	27,958	9,746	43,125	80,829
Nonaccruing securities available-for-sale, at fair value	10,448	—	—	10,448
Total nonperforming assets	$38,406	$9,746	$43,125	$91,277
Nonperforming loans to total loans				0.84%
Nonperforming assets to total assets				1.15%

December 31, 2014
Nonaccruing loans	$18,781	$24,172	$1,443	$44,396
Accruing loans past due 90 days or more	1,406	48	9,259	10,713
Total nonperforming loans	20,187	24,220	10,702	55,109
Other real estate owned	17,087	6,368	11,017	34,472
Total nonperforming loans and OREO	37,274	30,588	21,719	89,581
Nonaccruing securities available-for-sale, at fair value	12,347			12,347
Total nonperforming assets	$49,621	$30,588	$21,719	$101,928
Nonperforming loans to total loans				1.38%
Nonperforming assets to total assets				1.76%

December 31, 2013
Nonaccruing loans	$16,863	$49,194	$6,274	$72,331
Accruing loans past due 90 days or more	2,287	—	1,899	4,186
Total nonperforming loans	19,150	49,194	8,173	76,517
Other real estate owned	27,543	12,942	12,402	52,887
Total nonperforming loans and OREO	46,693	62,136	20,575	129,404
Nonaccruing securities available-for-sale, at fair value	17,671			17,671
Total nonperforming assets	$64,364	$62,136	$20,575	$147,075
Nonperforming loans to total loans				1.97%
Nonperforming assets to total assets				2.25%
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
Restructured Loans
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

	2015	2014	2013	2012	2011
Nonaccruing loans	$25,715	$20,224	$23,137	$26,881	$31,154
Accruing loans past due 90 days or more	12,784	10,665	4,186	3,307	3,760
Total nonperforming loans	38,499	30,889	27,323	30,188	34,914
Restructured loans	13,453	14,337	21,478	29,436	36,311
Total nonperforming and restructured loans	$51,952	$45,226	$48,801	$59,624	$71,225

Nonperforming loans to loans	0.72%	0.80%	0.74%	1.17%	1.56%

Acquired nonperforming loans that are not covered by FDIC loss-share agreements totaled $23,528 at December 31, 2015 which consisted of $12,070 in loans on nonaccrual status and $11,458 in accruing loans past due 90 days or more. The recent acquisition of Heritage added $7,665 of acquired, non-covered, nonperforming loans, while the First M&F merger contributed $4,815 of such loans at December 31, 2015. Excluding the nonperforming loans from the First M&F and Heritage acquisitions, nonperforming loans decreased $5,216, or 25.84%, from December 31, 2014 and decreased $4,179 from December 31, 2013. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category at December 31 for each of the years presented.

	2015	2014	2013	2012	2011
Commercial, financial, agricultural	$1,266	$1,279	$1,524	$1,641	$3,505
Real estate – construction:
Residential	176	200	—	—	489
Commercial	—	—	—	—	—
Condominiums	—	—	—	—	—
Total real estate – construction	176	200	—	—	489
Real estate – 1-4 family mortgage:
Primary	6,957	5,616	4,323	6,708	5,242
Home equity	1,073	944	916	860	1,013
Rental/investment	4,284	2,884	1,972	4,100	5,757
Land development	2,048	558	2,969	4,260	1,739
Total real estate – 1-4 family mortgage	14,362	10,002	10,180	15,928	13,751
Real estate – commercial mortgage:
Owner-occupied	8,574	5,413	1,306	2,313	2,342
Non-owner occupied	7,645	10,506	13,288	8,665	11,741
Land development	6,320	3,398	850	1,313	2,413
Total real estate – commercial mortgage	22,539	19,317	15,444	12,291	16,496
Installment loans to individuals	156	91	175	328	673
Total nonperforming loans	$38,499	$30,889	$27,323	$30,188	$34,914
While the level of nonperforming loans increased slightly from 2014, due primarily to our acquisition of Heritage, the Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.72% as of December 31, 2015 as compared to 0.80% as of December 31, 2014 and 0.74% as of December 31, 2013. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 110.23% as of December 31, 2015 as compared to 136.91% as of December 31, 2014 and 174.44% as of December 31, 2013.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2015. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $14,412 at December 31, 2015 as compared to $15,501 at December 31, 2014. The acquisition of Heritage contributed $4,920 of acquired, non-covered, loans 30-89 days past due, while the First M&F merger contributed $2,177 of loans 30-89 days past due at December 31, 2015. The First M&F merger added $5,132 of loans 30-89 days past due at December 31, 2014.
As shown above, restructured loans totaled $13,453 at December 31, 2015 compared to $14,337 at December 31, 2014. At December 31, 2015, total loans restructured through interest rate concessions represented 53% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2015 and 2014:

	2015	2014
Commercial, financial, agricultural	$257	$507
Real estate – 1-4 family mortgage:
Primary	4,309	3,230
Home equity	—	—
Rental/investment	1,455	1,337
Land development	14	—
Total real estate – 1-4 family mortgage	5,778	4,567
Real estate – commercial mortgage:
Owner-occupied	3,214	2,896
Non-owner occupied	3,596	5,973
Land development	541	394
Total real estate – commercial mortgage	7,351	9,263
Installment loans to individuals	67	—
Total restructured loans	$13,453	$14,337
Changes in the Company’s restructured loans are set forth in the table below.

	2015	2014
Balance as of January 1	$14,337	$21,478
Additional loans with concessions	13,418	3,554
Reductions due to:
Reclassified as nonperforming	(3,145)	(3,196)
Paid in full	(8,127)	(6,659)
Transfer to other real estate owned	—	—
Charge-offs	(56)	(191)
Paydowns	(751)	(649)
Lapse of concession period	—	—
TDR reclassified as performing loan	(2,223)	—
Balance as of December 31	$13,453	$14,337
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $13,483 was sold during the year ended December 31, 2015, resulting in a net gain of $408, while other real estate owned with a cost basis of $18,379 was sold during the year ended December 31, 2014, resulting in a net gain of $129.
The following table provides details of the Company’s other real estate owned not covered under loss-sharing agreements with the FDIC as of December 31, 2015 and 2014:

	2015	2014
Residential real estate	$4,265	$4,549
Commercial real estate	11,041	9,179
Residential land development	4,595	4,990
Commercial land development	12,683	9,386
Total other real estate owned	$32,584	$28,104

Other real estate owned, acquired and not covered in the Heritage merger had a balance of $6,059, while the acquisition of First M&F contributed $7,031 at December 31, 2015. Other real estate owned from the acquisition of First M&F was $11,017 at December 31, 2014. Changes in the Company’s other real estate owned were as follows:

	2015	2014
Balance as of January 1	$28,104	$39,945
Acquired from Heritage	6,250	—
Transfer of balance from covered OREO	3,431	—
Transfers of loans	10,372	8,529
Capitalized improvements	—	—
Impairments	(2,065)	(1,786)
Dispositions	(13,483)	(18,379)
Other	(25)	(205)
Balance as of December 31	$32,584	$28,104
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
We utilize an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons, and economic value of equity (“EVE”) analyses, under various interest rate scenarios.
Net interest income simulations measure the short and medium-term earnings exposure from changes in market interest rates in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2016, in each case as compared to the result under rates present in the market on December 31, 2015. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve. On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	14.68%	(0.71)%	6.10%
+300	11.31%	(0.10)%	5.13%
+200	11.18%	0.22%	3.91%
+100	10.45%	0.20%	2.21%

The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at December 31, 2015. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time.  To accomplish this strategy, the

Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates. This shift is due largely to the reduction in interest sensitive, but low yielding, short term investments as well as the shift in deposits from higher rate fixed rate time deposits to lower cost but variable rate transaction deposits.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2015, the Company had notional amounts of $68,409 on interest rate contracts with corporate customers and $68,409 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.
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
Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee (“ALCO”).

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 14.14% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2015, securities with a carrying value of $718,767 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $633,599 at December 31, 2014.
Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. The balance of outstanding federal funds purchased at December 31, 2015 was $400,000. Outstanding federal funds purchased on December 31, 2014 was $26,300. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2015, the balance of our outstanding advances with the FHLB was $52,930. The total amount of the remaining credit available to us from the FHLB at December 31, 2015 was $1,659,779. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2015 or 2014, respectively.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2015	2014	2013	2015	2014	2013
Noninterest-bearing demand	19.01%	18.20%	16.16%	—%	—%	0
Interest-bearing demand	43.82	43.40	40.88	0.18	0.21	0.25
Savings	7.32	6.84	6.81	0.07	0.08	0.24
Time deposits	23.50	27.88	31.95	0.62	0.81	0.93
Long-term Federal Home Loan Bank advances	0.98	1.38	1.90	4.14	4.15	4.22
Other borrowed funds	5.37	2.30	2.30	1.74	4.13	3.21
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.37%	0.47%	0.57%
Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds decreased 10 basis points in 2015, 2014, and 2013 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.
Cash and cash equivalents were $211,571 at December 31, 2015, compared to $161,583 at December 31, 2014 and $246,648 at December 31, 2013. Cash used in investing activities for the year ended December 31, 2015 was $247,431 compared to cash used in investing activities of $202,802 in 2014 and $57,150 in 2013. Proceeds from the sale, maturity or call of securities within our investment portfolio were $265,556 for 2015 compared to $217,417 for 2014 and $206,515 in 2013. For 2015, these proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Purchases of investment securities were $216,141 for 2015 compared to $280,164 for 2014 and $233,221 for 2013.
Cash provided by financing activities for the year ended December 31, 2015 was $44,794 compared to cash used in financing activities for the year ended December 31, 2014 of $6,946 and cash provided by financing activities during 2013 of $18,092. Overall deposits increased $2,218 for the year ended December 31, 2015 compared to a decrease of $3,494 for the same period in 2014 and an increase of $54,661 for the year end 2013.
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

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2015, the maximum amount available for transfer from the Bank to the Company in the form of loans was $70,159. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,030. There were no amounts outstanding under this line of credit at December 31, 2015. These restrictions did not have any impact on the Company’s ability to meet its cash obligations, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Loan commitments	$1,131,842	$706,972	$630,266
Standby letters of credit	37,063	31,804	30,062
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
Contractual Obligations
The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	E	$4,231	$6,968	$5,559	$6,984	$23,742
Deposits without a stated maturity(1)	I	4,723,311	—	—	—	4,723,311
Time deposits	I	826,306	475,256	168,019	25,710	1,495,291
Short-term borrowings	J	422,279	—	—	—	422,279
Federal Home Loan Bank advances	K	261	41,584	5,154	5,931	52,930
Junior subordinated debentures	K	—	—	—	95,095	95,095
Purchase obligations(2)		—	—	192	—	192
Total contractual obligations		$5,976,388	$523,808	$178,924	$133,720	$6,812,840

(1)	Excludes interest.

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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $1,036,818 and $711,651 at December 31, 2015 and 2014, respectively. Book value per share was $25.73 and $22.56 at December 31, 2015 and 2014, respectively. The growth in shareholders’ equity was attributable to the acquisition of Heritage as well as earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
On September 15, 2015, the Company filed a shelf registration statement with the SEC. The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.
The Company has junior subordinated debentures with a carrying value of $95,095 at December 31, 2015, of which $91,907 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limiting the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Renasant Corporation:
Tier 1 leverage ratio	$681,731	9.16%	$371,968	5.00%	$297,574	4.00%
Common equity tier 1 capital ratio	591,356	9.99%	384,830	6.50%	266,421	4.50%
Tier 1 risk-based capital ratio	681,731	11.51%	473,637	8.00%	355,228	6.00%
Total risk-based capital ratio	729,321	12.32%	592,047	10.00%	473,637	8.00%
Renasant Bank:
Tier 1 leverage ratio	$654,830	8.82%	$371,183	5.00%	$296,946	4.00%
Common equity tier 1 capital ratio	654,830	11.09%	383,660	6.50%	265,611	4.50%
Tier 1 risk-based capital ratio	654,830	11.09%	472,198	8.00%	354,148	6.00%
Total risk-based capital ratio	701,591	11.89%	590,247	10.00%	472,198	8.00%
December 31, 2014
Renasant Corporation:
Tier 1 leverage ratio	$521,124	9.53%	$273,289	5.00%	$218,631	4.00%
Common equity tier 1 capital ratio	—	—%	—	—%	—	—%
Tier 1 risk-based capital ratio	521,124	12.45%	251,129	6.00%	167,419	4.00%
Total risk-based capital ratio	566,514	13.54%	418,548	10.00%	334,839	8.00%
Renasant Bank:
Tier 1 leverage ratio	$503,316	9.23%	$272,529	5.00%	$218,023	4.00%
Common equity tier 1 capital ratio	—	—%	—	—%	—	—%
Tier 1 risk-based capital ratio	503,316	12.06%	250,381	6.00%	166,921	4.00%
Total risk-based capital ratio	548,124	13.14%	417,302	10.00%	333,841	8.00%
In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations (the “Basel III Rules”). The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that affected the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not maintain a "capital conservation buffer," which is a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
The new common equity Tier 1 capital ratio includes common equity as defined under accounting principles generally accepted in the United States and does not include any other type of non-common equity under accounting principles generally accepted in the United States. Banks are now required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III Rules require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size in equal installments over a defined period.
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

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw	Kevin D. Chapman
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 29, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi
We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee
February 29, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi
We have audited Renasant Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion.

Memphis, Tennessee
February 29, 2016

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2015	2014
Assets
Cash and due from banks	$177,007	$95,793
Interest-bearing balances with banks	34,564	65,790
Cash and cash equivalents	211,571	161,583
Securities held to maturity (fair value of $473,753 and $442,488, respectively)	458,400	430,163
Securities available for sale, at fair value	646,805	553,584
Mortgage loans held for sale, at fair value	225,254	25,628
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements (“covered loans”)	93,142	143,041
Acquired and non-covered by FDIC loss-share agreements (“acquired non-covered loans”)	1,489,886	577,347
Not acquired	3,830,434	3,267,486
Total loans, net of unearned income	5,413,462	3,987,874
Allowance for loan losses	(42,437)	(42,289)
Loans, net	5,371,025	3,945,585
Premises and equipment, net	169,128	113,735
Other real estate owned:
Covered by FDIC loss-share agreements	2,818	6,368
Not covered by FDIC loss-share agreements	32,584	28,104
Total other real estate owned, net	35,402	34,472
Goodwill	445,871	274,706
Other intangible assets, net	28,811	22,624
FDIC loss-share indemnification asset	7,149	12,516
Other assets	327,080	230,533
Total assets	$7,926,496	$5,805,129
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,278,337	$919,872
Interest-bearing	4,940,265	3,918,546
Total deposits	6,218,602	4,838,418
Short-term borrowings	422,279	32,403
Long-term debt	148,217	156,422
Other liabilities	100,580	66,235
Total liabilities	6,889,678	5,093,478
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 41,292,045 and 32,656,166 shares issued, respectively; 40,293,291 and 31,545,145 shares outstanding, respectively	206,460	163,281
Treasury stock, at cost	(22,385)	(22,128)
Additional paid-in capital	585,938	345,213
Retained earnings	276,340	232,883
Accumulated other comprehensive loss, net of taxes	(9,535)	(7,598)
Total shareholders’ equity	1,036,818	711,651
Total liabilities and shareholders’ equity	$7,926,496	$5,805,129

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2015	2014	2013
Interest income
Loans	$236,262	$199,844	$158,947
Securities
Taxable	17,026	17,096	13,397
Tax-exempt	9,520	9,073	8,012
Other	215	396	248
Total interest income	263,023	226,409	180,604
Interest expense
Deposits	13,715	16,216	17,118
Borrowings	7,950	7,711	6,353
Total interest expense	21,665	23,927	23,471
Net interest income	241,358	202,482	157,133
Provision for loan losses	4,750	6,167	10,350
Net interest income after provision for loan losses	236,608	196,315	146,783
Noninterest income
Service charges on deposit accounts	29,269	26,756	21,559
Fees and commissions	16,091	14,231	11,675
Insurance commissions	8,423	8,194	4,976
Wealth management revenue	9,808	8,545	7,574
Mortgage banking income	35,815	14,862	18,835
Net gains on sales of securities	96	375	54
BOLI income	3,612	2,985	4,085
Other	5,156	4,561	3,133
Total noninterest income	108,270	80,509	71,891
Noninterest expense
Salaries and employee benefits	145,111	115,108	98,780
Data processing	14,046	11,400	8,870
Net occupancy and equipment	26,987	20,252	16,957
Other real estate owned	3,045	4,593	6,966
Professional fees	4,384	4,485	5,540
Advertising and public relations	6,112	5,923	5,630
Intangible amortization	6,069	5,606	2,869
Communications	7,278	5,949	4,777
Merger-related expenses	11,614	694	6,027
Other	20,468	16,927	16,512
Total noninterest expense	245,114	190,937	172,928
Income before income taxes	99,764	85,887	45,746
Income taxes	31,750	26,305	12,259
Net income	$68,014	$59,582	$33,487
Basic earnings per share	$1.89	$1.89	$1.23
Diluted earnings per share	$1.88	$1.88	$1.22
Cash dividends per common share	$0.68	$0.68	$0.68

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$68,014	$59,582	$33,487
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(351)	7,731	(6,869)
Reclassification adjustment for (gains) losses realized in net income	(59)	(232)	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(110)	(156)	(215)
Total securities available for sale	(520)	7,343	(7,013)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(249)	(1,622)	1,325
Reclassification adjustment for gains realized in net income	—	—	(125)
Total derivative instruments	(249)	(1,622)	1,200
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	(1,435)	(1,529)	1,957
Less amortization of net actuarial loss recognized in net periodic pension cost	267	183	384
Total defined benefit pension and post-retirement benefit plans	(1,168)	(1,346)	2,341
Other comprehensive (loss) income, net of tax	(1,937)	4,375	(3,472)
Comprehensive income	$66,077	$63,957	$30,015

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2013	25,157,637	$133,579	$(25,626)	$218,128	$180,628	$(8,501)	$498,208
Net income					33,487		33,487
Changes in other comprehensive income (loss)						(3,472)	(3,472)
Comprehensive income							30,015
Cash dividends ($0.68 per share)					(19,303)		(19,303)
Common stock issued in connection with an acquisition	6,175,576	29,702	4,074	121,748			155,524
Repurchase of shares in connection with an acquisition related to stock-based compensation awards	(59,342)		(1,496)				(1,496)
Issuance of common stock for stock-based compensation awards	113,797		25	(130)			(105)
Stock-based compensation expense				2,806			2,806
Other, net					3		3
Balance at December 31, 2013	31,387,668	$163,281	$(23,023)	$342,552	$194,815	$(11,973)	$665,652
Net income					59,582		59,582
Changes in other comprehensive income (loss)						4,375	4,375
Comprehensive income							63,957
Cash dividends ($0.68 per share)					(21,518)		(21,518)
Issuance of common stock for stock-based compensation awards	157,477		895	(1,248)			(353)
Stock-based compensation expense				3,909			3,909
Other, net					4		4
Balance at December 31, 2014	31,545,145	$163,281	$(22,128)	$345,213	$232,883	$(7,598)	$711,651
Net income					68,014		68,014
Changes in other comprehensive income (loss)						(1,937)	(1,937)
Comprehensive income							66,077
Cash dividends ($0.68 per share)					(24,557)		(24,557)
Common stock issued in connection with the acquisition	8,635,879	43,179		238,351			281,530
Repurchase of shares in connection with acquisition related to stock-based compensation awards	(18,635)		(608)				(608)
Issuance of common stock for stock-based compensation awards	130,902		351	(2,073)			(1,722)
Stock-based compensation expense				4,435			4,435
Other, net				12			12
Balance at December 31, 2015	40,293,291	$206,460	$(22,385)	$585,938	$276,340	$(9,535)	$1,036,818
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$68,014	$59,582	$33,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,750	6,167	10,350
Depreciation, amortization and accretion	5,953	8,104	9,096
Deferred income tax expense (benefit)	13,751	9,291	(285)
Funding of mortgage loans held for sale	(1,483,937)	(547,402)	(619,526)
Proceeds from sales of mortgage loans held for sale	1,647,648	563,808	625,749
Gains on sales of mortgage loans held for sale	(25,292)	(8,594)	(11,573)
Gains on sales of securities	(96)	(375)	(54)
Losses (gains) on sales of premises and equipment	105	(72)	58
Stock-based compensation	4,435	3,909	2,806
Decrease in FDIC loss-share indemnification asset, net of accretion	4,409	14,399	26,308
Decrease in other assets	12,705	21,303	73,733
Increase (decrease) in other liabilities	180	(5,437)	3,137
Net cash provided by operating activities	252,625	124,683	153,286
Investing activities
Purchases of securities available for sale	(72,114)	(124,296)	(163,146)
Proceeds from sales of securities available for sale	8,444	1,099	9,015
Proceeds from call/maturities of securities available for sale	111,663	80,305	80,758
Purchases of securities held to maturity	(144,027)	(155,868)	(70,075)
Proceeds from sales of securities held to maturity	—	—	4,459
Proceeds from call/maturities of securities held to maturity	145,449	136,013	112,283
Net increase in loans	(298,676)	(120,787)	(192,399)
Purchases of premises and equipment	(25,165)	(22,179)	(8,050)
Proceeds from sales of premises and equipment	2,219	2,911	—
Net cash received in acquisition	24,776	—	170,005
Net cash used in investing activities	(247,431)	(202,802)	(57,150)
Financing activities
Net increase in noninterest-bearing deposits	79,342	63,852	652
Net (decrease) increase in interest-bearing deposits	(77,124)	(67,346)	54,009
Net increase (decrease) in short-term borrowings	375,220	30,120	(9,760)
Proceeds from long-term debt	40	—	—
Repayment of long-term debt	(308,766)	(13,557)	(8,073)
Cash paid for dividends	(24,557)	(21,518)	(19,303)
Cash received on exercise of stock options	102	401	277
Excess tax benefits from exercise of stock options	537	1,102	290
Net cash provided by (used in) financing activities	44,794	(6,946)	18,092
Net increase (decrease) in cash and cash equivalents	49,988	(85,065)	114,228
Cash and cash equivalents at beginning of year	161,583	246,648	132,420
Cash and cash equivalents at end of year	$211,571	$161,583	$246,648
Supplemental disclosures
Cash paid for interest	$21,615	$24,103	$23,302
Cash paid for income taxes	$18,610	$17,503	$12,771
Noncash transactions:
Transfers of loans to other real estate	$14,935	$15,692	$13,747
Financed sales of other real estate owned	$1,134	$860	$6,912
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies
(In Thousands, Except Share Data)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, north and central Alabama, north Georgia and Florida.
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
The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis in accordance with ASC 320, “Investments - Debt and Equity Securities.” Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. Impairment is considered to be other-than-temporary if the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or the security’s maturity. When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income in the Consolidated Statements of Income. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss within noninterest income depends on whether an entity intends to sell the debt security and whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. If an entity intends to, or has decided to, sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings and is calculated as the difference between the estimate of discounted future cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the estimate of the discounted future cash flows. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of applicable taxes.
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
Mortgage Loans Held for Sale: Mortgage loans held for sale represent residential mortgage loans held for sale. The Company has elected to carry these loans at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Mortgage loans held for sale are classified separately on the Consolidated Balance Sheets. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These realized and unrealized gains and losses are classified under the line item “Mortgage banking income” on the Consolidated Statements of Income.
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
Business Combinations, Accounting for Acquired Loans and Related Assets: Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition. Acquisition costs incurred by the Company are expensed as incurred.
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
In connection with the acquisition of specified assets and assumption of specified liabilities of Crescent Bank and Trust (“Crescent”) in July 2010 and American Trust Bank (“American Trust”) in February 2011, the Bank entered into loss-share agreements with the Federal Deposits Insurance Corporation (“FDIC”). Furthermore, in connection with the acquisition of Heritage, the Bank entered into two loss-sharing agreements with the FDIC which covered Citizens Bank of Effingham (“Citizens”) and First Southern National Bank (“First Southern”). Acquired loans covered under loss-share agreements with the FDIC are recorded, as of their respective acquisition dates, at fair value. The fair value of these loans represents the expected discounted cash flows to be received over the lives of the loans, taking into account the Company’s estimate of future credit losses on the loans. These loans are initially excluded from the calculation of the allowance for loan losses because the fair value measurement incorporates an estimate of losses on acquired loans. The Company monitors future cash flows on these loans; to the extent future cash flows deteriorate below initial projections, the Company reserves for these loans in the allowance for loan losses through the provision for loan losses. The Company recorded a provision for loan losses of $62 and $722 on account of the loans covered under loss-share agreements during the years ended December 31, 2015 and 2014, respectively.
In these Notes to Consolidated Financial Statements, the Company refers to loans acquired and subject to the loss-share agreements as “covered loans” or “loans covered under loss-share agreements” and loans acquired that are not subject to the loss-share agreements as “acquired non-covered loans” or “loans not covered under loss-share agreements.”
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies (continued)

Changes in the FDIC loss-share indemnification asset were as follows:

	2015	2014
Balance at January 1	$12,516	$26,273
Additions through acquisition	2,673	—
Realized losses in excess of initial estimates on:
Loans	872	6,293
OREO	362	2,593
Reimbursable expenses	1,170	335
Amortization	(4,865)	(9,195)
Reimbursements received from the FDIC	(5,579)	(13,783)
Balance at December 31	$7,149	$12,516

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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights, included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Mortgage servicing rights were carried at amortized cost at December 31, 2015 and 2014, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on mortgage servicing rights were recognized in earnings for the years ended December 31, 2015, 2014 or 2013.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. Fair values of reporting segments are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2015, 2014 or 2013.
Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. The Company has purchased such insurance policies on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. The carrying value of BOLI included in the Consolidated Balance Sheets under the line item “Other assets” at December 31, 2015 and 2014 was $141,067 and $112,597, respectively. In connection with the acquisition of Heritage, the Company acquired BOLI with a cash surrender value of $25,297 at the acquisition date. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.

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
The Company enters into interest rate lock commitments on certain residential mortgage loans with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan are typically locked in for up to forty-five days with the customer. These interest rate lock commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
The Company utilizes two methods to deliver mortgage loans to be sold to an investor. Under a “best efforts” sales agreement, the Company enters into a sales agreement with an investor in the secondary market to sell the loan when an interest rate lock

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies (continued)

commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should the Company fail to satisfy the contract. Mandatory delivery mortgage loan commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of these commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
Treasury Stock: Treasury stock is recorded at cost. Shares held in treasury are not retired.
Retirement Plans: The Company sponsors a noncontributory pension plan and provides retiree heath care benefits for certain employees. Our independent actuary firm prepares actuarial valuations of our pension cost and obligation under ASC 715, “Compensation – Retirement Benefits” ("ASC 715") using assumptions and estimates derived in accordance with the guidance set forth in ASC 715. Expense related to the plans is included under the line item "Salaries and employee benefits" on the Consolidated Statements of Income. Actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of plan expense.
Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date. Further, compensation expense is based on an estimate of the number of option grants expected to vest and is recognized over the option’s vesting period. The Company did not estimate any option forfeitures for 2015, 2014 or 2013 due to the low historical forfeiture rate. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note N, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2015 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.
Impact of Recently-Issued Accounting Standards and Pronouncements:

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) –Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for interim and annual periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. ASU 2015-02 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. In August 2015, the FASB issued ASU 2015-15 to clarify the Securities and Exchange Commission (“SEC”) staff’s position on presenting and measuring

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies (continued)

debt issue costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 are effective for interim and annual periods beginning after December 15, 2015. ASU 2015-03 and ASU 2015-15 are not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.
In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined. The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined. Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date. The Company is evaluating the impact that ASU 2015-16 will have on its financial position, results of operations, and its financial statement disclosures.
In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for fiscal periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact that ASU 2015-17.
In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)”.  ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current U.S. GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current U.S. GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018.   The Company is evaluating the impact ASU 2016-02 will have on its financial position, results of operations, and other financial disclosures.
Proposed Accounting Pronouncements – In December 2012, the FASB announced a project related to the impairment of financial instruments in an effort to provide new guidance that would significantly change how entities measure and recognize credit impairment for certain financial assets. While completion of the project and related guidance is still pending, it is anticipated that new guidance will replace the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan. The FASB describes this revised model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The proposed scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. The final issuance date and the implementation date of the CECL guidance is currently pending, and the Company will continue to monitor FASB’s progress on this topic.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note B – Mergers and Acquisitions
(Dollar amounts in thousands)

Definitive merger agreement with KeyWorth Bank
On October 20, 2015, the Company and KeyWorth Bank (“KeyWorth”), a Georgia state bank headquartered in Atlanta, Georgia, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire KeyWorth in an all-stock merger in a transaction valued at approximately $58,700 as of the announcement date. Under the terms of the agreement, KeyWorth will be merged with and into Renasant Bank, with Renasant Bank continuing as the surviving institution in the Merger.
According to the terms of the merger agreement, each KeyWorth common shareholder will have the right to receive 0.4494 shares of Renasant common stock for each share of KeyWorth common stock, and the merger is expected to qualify as a tax-free reorganization for KeyWorth shareholders.
KeyWorth operates six offices in the Atlanta metropolitan area and as of December 31, 2015, had approximately $407,782 in total assets, which included approximately $252,092 in total loans, and approximately $355,117 in total deposits.
The acquisition is expected to close in the second quarter of 2016 and is subject to KeyWorth shareholder approval and other customary conditions set forth in the merger agreement.
Acquisition of Heritage Financial Group, Inc.
Effective July 1, 2015, the Company completed its acquisition by merger with Heritage Financial Group, Inc. (“Heritage”) in a transaction valued at $295,380. The Company issued 8,635,879 shares of common stock and paid $5,915 to Heritage stock option holders for 100% of the voting equity interest in Heritage. At closing, Heritage merged with and into the Company, with the Company surviving the merger. On the same date, HeritageBank of the South, Heritage’s wholly-owned subsidiary (“HeritageBank”), was merged into Renasant Bank. On July 1, 2015, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida.
The Company recorded approximately $183,438 in intangible assets which consist of goodwill of $171,182 and a core deposit intangible of $12,256. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note B - Mergers and Acquisitions (continued)

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Heritage based on their fair values on July 1, 2015. The Company is finalizing the fair value of certain assets and liabilities. As a result, the adjustments included in the following table are preliminary and may change.

Purchase Price:
Shares issued to common shareholders	8,635,879
Fair value of common stock on date of issuance	$32.60
Value of stock paid		$281,530
Cash paid for fractional shares		26
Cash settlement for stock options		5,915
Deal charges paid on behalf of Heritage		7,909
Total Purchase Price		$295,380
Net Assets Acquired:
Stockholders’ equity at acquisition date	$160,652
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(1,401)
Mortgage loans held for sale	(2,640)
Loans, net of Heritage’s allowance for loan losses	(15,524)
Fixed assets	(7,169)
Intangible assets, net of Heritage’s existing core deposit intangible	18,193
Other real estate owned	1,390
FDIC loss-share indemnification asset	(15,247)
Other assets	3,182
Deposits	(3,776)
Other liabilities	(2,882)
Deferred income taxes	(10,580)
Total Net Assets Acquired		124,198
Goodwill resulting from merger(1)		$171,182
(1)The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

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

Cash and cash equivalents	$38,626
Securities	177,849
Loans, including mortgage loans held for sale, net of unearned income	1,460,242
Premises and equipment	42,164
Other real estate owned	9,972
Intangible assets	183,438
Other assets	102,591
Total assets	2,014,882

Deposits	1,375,354
Borrowings	314,656
Other liabilities	29,492
Total liabilities	1,719,502
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the twelve months ended December 31, 2015 and 2014 of the Company as though the merger with Heritage had been completed as of January 1, 2014. The unaudited estimated pro forma information combines the historical consolidated results of Heritage with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Twelve Months Ended
	December 31,
	2015	2014
Interest income	$301,226	$305,868
Interest expense	21,858	29,575
Net interest income	279,368	276,293
Provision for loan and lease losses	5,050	7,736
Noninterest income	135,379	107,218
Noninterest expense	309,803	270,868
Income before income taxes	99,894	104,907
Income taxes	31,772	32,723
Net income	$68,122	$72,184

Earnings per share:
Basic	$1.69	$1.80
Diluted	$1.68	$1.79
The Company’s consolidated financial statements as of and for the year ended December 31, 2015 include the impact of Heritage’s operations since the acquisition date. Due to the system conversion during the third quarter of 2015 and the integration of Heritage’s operating activities into the Company’s existing operations, historical reporting for Heritage operations is impracticable, and, therefore, disclosure of the amounts of revenue and expenses of Heritage included in the Company’s Consolidated Statement of Income since the acquisition date is impracticable.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note B - Mergers and Acquisitions (continued)

Acquisition of First M&F Corporation
On September 1, 2013, the Company completed its acquisition by merger of First M&F Corporation (“First M&F”), a bank holding company headquartered in Kosciusko, Mississippi, and the parent of Merchants and Farmers Bank, a Mississippi banking corporation. On the same date, Merchants and Farmers Bank was merged into Renasant Bank. On August 31, 2013, First M&F operated 43 banking and insurance locations in Mississippi, Alabama and Tennessee. The Company issued 6,175,576 shares of its common stock for 100% of the voting equity interests in First M&F. The aggregate transaction value, including the dilutive impact of First M&F’s stock based compensation assumed by the Company, was $156,845.
The Company recorded approximately $115,159 in intangible assets which consist of goodwill of $90,127 and core deposit intangible of $25,032. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.
The Company assumed $30,928 in fixed/floating rate junior subordinated deferrable interest debentures payable to First M&F Statutory Trust I that mature in March 2036. The acquired subordinated debentures require interest to be paid quarterly at a rate of 90-day LIBOR plus 1.33%. The fair value adjustment on the junior subordinated debentures of $12,371 is being amortized on a straight line basis over the remaining life.
Note C – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$101,155	$26	$(1,214)	$99,967
Obligations of states and political subdivisions	357,245	16,636	(95)	373,786
	$458,400	$16,662	$(1,309)	$473,753
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$125,081	$10	$(2,915)	$122,176
Obligations of states and political subdivisions	305,082	15,428	(198)	320,312
	$430,163	$15,438	$(3,113)	$442,488

In light of the ongoing fiscal uncertainty in state and local governments, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Based on this analysis, the Company sold certain securities representing obligations of state and political subdivisions that were classified as held to maturity during 2013. The securities sold showed significant credit deterioration in that an analysis of the financial condition of the respective issuers showed the issuers were operating at net deficits with little to no financial cushion to offset future contingencies. The securities sold in 2013 had carrying values of $4,290, and the Company recognized a net gain of $169 on the sales during the year ended December 31, 2013. No securities classified as held to maturity were sold during the years ended December 31, 2015 or December 31, 2014.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$6,093	$126	$(19)	$6,200
Residential mortgage backed securities:
Government agency mortgage backed securities	362,669	3,649	(1,778)	364,540
Government agency collateralized mortgage obligations	168,916	1,449	(2,305)	168,060
Commercial mortgage backed securities:
Government agency mortgage backed securities	58,864	1,002	(107)	59,759
Government agency collateralized mortgage obligations	4,947	158	(1)	5,104
Trust preferred securities	24,770	—	(5,301)	19,469
Other debt securities	18,899	468	(34)	19,333
Other equity securities	2,500	1,840	—	4,340
	$647,658	$8,692	$(9,545)	$646,805

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Obligations of other U.S. Government agencies and corporations	$6,119	$147	$(119)	$6,147
Residential mortgage backed securities:
Government agency mortgage backed securities	292,283	4,908	(832)	296,359
Government agency collateralized mortgage obligations	158,436	1,523	(2,523)	157,436
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,714	1,608	(137)	47,185
Government agency collateralized mortgage obligations	4,970	202	—	5,172
Trust preferred securities	26,400	137	(6,781)	19,756
Other debt securities	17,517	487	(74)	17,930
Other equity securities	2,331	1,268	—	3,599
	$553,770	$10,280	$(10,466)	$553,584

During the year ended December 31, 2015, the Company sold its pooled trust preferred security XIII with a carrying value of $1,117 at the time of sale for net proceeds of $1,213 resulting in a gain of $96. Furthermore, the Company sold certain investments acquired from Heritage shortly after acquisition with an aggregate carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on the sale. During the same period in 2014 and 2013, the Company sold securities with a carrying value at the time of sale of $724 and $9,130, respectively, for net proceeds of $1,099 and $9,015, respectively, resulting in a gain of $375 and a loss of $115, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

Gross realized gains and gross realized losses on sales of securities available for sale for the years 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Gross gains on sales of securities available for sale	$96	$375	$—
Gross losses on sales of securities available for sale	—	—	(115)
Gain/(loss) on sales of securities available for sale, net	$96	$375	$(115)

At December 31, 2015 and 2014, securities with a carrying value of approximately $679,492 and $617,189, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $39,275 and $16,410 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2015 and 2014, respectively.

The amortized cost and fair value of securities at December 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$17,073	$17,255	$—	$—
Due after one year through five years	96,728	98,992	6,093	6,200
Due after five years through ten years	214,256	219,865	—	—
Due after ten years	130,343	137,641	24,770	19,469
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	362,669	364,540
Government agency collateralized mortgage obligations	—	—	168,916	168,060
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	58,864	59,759
Government agency collateralized mortgage obligations	—	—	4,947	5,104
Other debt securities	—	—	18,899	19,333
Other equity securities	—	—	2,500	4,340
	$458,400	$473,753	$647,658	$646,805

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2015
Obligations of other U.S. Government agencies and corporations	10	$31,567	$(414)	8	$38,688	$(800)	18	$70,255	$(1,214)
Obligations of states and political subdivisions	6	4,815	(53)	7	4,921	(42)	13	9,736	(95)
Total	16	$36,382	$(467)	15	$43,609	$(842)	31	$79,991	$(1,309)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	2	$1,000	$(1)	26	$119,174	$(2,914)	28	$120,174	$(2,915)
Obligations of states and political subdivisions	3	3,353	(29)	16	10,052	(169)	19	13,405	(198)
Total	5	$4,353	$(30)	42	$129,226	$(3,083)	47	$133,579	$(3,113)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2015
Obligations of other U.S. Government agencies and corporations	1	$3,981	$(19)	0	$—	$—	1	$3,981	$(19)
Residential mortgage backed securities:
Government agency mortgage backed securities	34	130,306	(937)	9	27,431	(841)	43	157,737	(1,778)
Government agency collateralized mortgage obligations	25	52,128	(347)	16	51,574	(1,958)	41	103,702	(2,305)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	16,782	(104)	1	814	(3)	9	17,596	(107)
Government agency collateralized mortgage obligations	1	1,882	(1)	0	—	—	1	1,882	(1)
Trust preferred securities	0	—	—	3	19,469	(5,301)	3	19,469	(5,301)
Other debt securities	1	1,316	(3)	2	3,866	(31)	3	5,182	(34)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	70	$206,395	$(1,411)	31	$103,154	$(8,134)	101	$309,549	$(9,545)
December 31, 2014
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$3,881	$(119)	1	$3,881	$(119)
Residential mortgage backed securities:
Government agency mortgage backed securities	3	18,924	(39)	13	49,612	(793)	16	68,536	(832)
Government agency collateralized mortgage obligations	6	32,169	(138)	18	65,552	(2,385)	24	97,721	(2,523)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	3	10,651	(137)	3	10,651	(137)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,503	(6,781)	3	18,503	(6,781)
Other debt securities	0	—	—	2	4,175	(74)	2	4,175	(74)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	9	$51,093	$(177)	40	$152,374	$(10,289)	49	$203,467	$(10,466)

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2015 or 2014.
The Company holds investments in pooled trust preferred securities that had a cost basis of $24,770 and $26,400 and a fair value of $19,469 and $19,756 at December 31, 2015 and 2014, respectively. The investments in pooled trust preferred securities consist of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of the investments’ amortized cost, which may be at maturity. At December 31, 2015, management

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note C - Securities (continued)

did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. For the years ended December 31, 2015, 2014, and 2013, the Company determined the pooled trust preferred securities and their estimated cash flow were fairly valued, and no additional impairment was recognized during these periods.
The Company’s analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company’s analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in “payment in kind” status where interest payments are not expected until a future date and therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at December 31, 2015, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2015:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,473	$5,950	$(2,523)	Baa3	19%
XXIV	Pooled	B-2	12,076	10,449	(1,627)	Caa2	28%
XXVI	Pooled	B-2	4,221	3,070	(1,151)	Ba3	25%
			$24,770	$19,469	$(5,301)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2015	2014
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at December 31	$(3,337)	$(3,337)

Note D – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans at December 31:

	2015	2014
Commercial, financial, agricultural	$636,837	$483,283
Lease financing	35,978	10,427
Real estate – construction	357,665	212,061
Real estate – 1-4 family mortgage	1,735,323	1,236,360
Real estate – commercial mortgage	2,533,729	1,956,914
Installment loans to individuals	115,093	89,142
Gross loans	5,414,625	3,988,187
Unearned income	(1,163)	(313)
Loans, net of unearned income	5,413,462	3,987,874
Allowance for loan losses	(42,437)	(42,289)
Net loans	$5,371,025	$3,945,585

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2015
Commercial, financial, agricultural	$1,296	$1,077	$634,037	$636,410	$30	$133	$264	$427	$636,837
Lease financing	—	—	35,978	35,978	—	—	—	—	35,978
Real estate – construction	69	176	357,420	357,665	—	—	—	—	357,665
Real estate – 1-4 family mortgage	9,196	6,457	1,707,230	1,722,883	528	3,663	8,249	12,440	1,735,323
Real estate – commercial mortgage	4,849	8,581	2,504,192	2,517,622	568	2,263	13,276	16,107	2,533,729
Installment loans to individuals	260	102	114,671	115,033	—	53	7	60	115,093
Unearned income	—	—	(1,163)	(1,163)	—	—	—	—	(1,163)
Total	$15,670	$16,393	$5,352,365	$5,384,428	$1,126	$6,112	$21,796	$29,034	$5,413,462
December 31, 2014
Commercial, financial, agricultural	$1,113	$636	$480,332	$482,081	$16	$820	$366	$1,202	$483,283
Lease financing	462	—	9,965	10,427	—	—	—	—	10,427
Real estate – construction	—	37	211,860	211,897	—	164	—	164	212,061
Real estate – 1-4 family mortgage	8,398	2,382	1,212,214	1,222,994	355	4,604	8,407	13,366	1,236,360
Real estate – commercial mortgage	6,924	7,637	1,912,758	1,927,319	1,826	16,928	10,841	29,595	1,956,914
Installment loans to individuals	269	21	88,782	89,072	—	59	11	70	89,142
Unearned income	—	—	(313)	(313)	—	—	—	—	(313)
Total	$17,166	$10,713	$3,915,598	$3,943,477	$2,197	$22,575	$19,625	$44,397	$3,987,874

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans totaling $314 that were contractually 90 days past due or more and still accruing at December 31, 2015. There were no restructured loans contractually 90 days past due or more and still accruing at December 31, 2014. The outstanding balance of restructured loans on nonaccrual status was $13,517 and $11,392 at December 31, 2015 and 2014, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

Impaired Loans
Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and periods presented:

	As of December 31, 2015			Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$5,555	$6,242	$359	$5,300	$229
Lease financing	—	—	—	—	—
Real estate – construction	2,698	2,710	20	899	78
Real estate – 1-4 family mortgage	32,352	34,195	4,731	32,961	1,193
Real estate – commercial mortgage	70,580	78,119	4,195	74,830	3,155
Installment loans to individuals	491	784	1	491	15
Total	$111,676	$122,050	$9,306	$114,481	$4,670
With no related allowance recorded:
Commercial, financial, agricultural	$12	$1,140	$—	$93	$—
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	6,019	8,707	—	7,055	28
Real estate – commercial mortgage	4,998	7,689	—	5,744	115
Installment loans to individuals	7	16	—	18	—
Total	$11,036	$17,552	$—	$12,910	$143
Totals	$122,712	$139,602	$9,306	$127,391	$4,813

	As of December 31, 2014			Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$7,214	$7,718	$285	$7,025	$319
Lease financing	—	—	—	—	—
Real estate – construction	164	164	—	155	—
Real estate – 1-4 family mortgage	30,805	33,901	5,066	32,697	1,468
Real estate – commercial mortgage	81,257	104,404	6,629	89,939	4,338
Installment loans to individuals	560	853	1	598	35
Total	$120,000	$147,040	$11,981	$130,414	$6,160
With no related allowance recorded:
Commercial, financial, agricultural	$249	$2,364	$—	$1,428	$80
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	5,886	9,191	—	8,222	194
Real estate – commercial mortgage	16,032	26,344	—	24,381	913
Installment loans to individuals	17	48	—	56	1
Total	$22,184	$37,947	$—	$34,087	$1,188
Totals	$142,184	$184,987	$11,981	$164,501	$7,348

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

The average recorded investment in impaired loans for the year ended December 31, 2013 was $123,756. Interest income recognized on impaired loans for the year ended December 31, 2013 was $1,820.

Restructured Loans
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2015
Commercial, financial, agricultural	1	$257	$257
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	63	6,588	5,778
Real estate – commercial mortgage	21	9,023	7,351
Installment loans to individuals	1	67	67
Total	86	$15,935	$13,453
December 31, 2014
Commercial, financial, agricultural	2	$507	$507
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	35	5,212	4,567
Real estate – commercial mortgage	16	10,590	9,263
Installment loans to individuals	—	—	—
Total	53	$16,309	$14,337

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2013	41	$21,478
Additional loans with concessions	25	3,554
Reductions due to:
Reclassified as nonperforming	(5)	(3,196)
Paid in full	(6)	(6,659)
Charge-offs	(2)	(191)
Transfer to other real estate owned	—	—
Principal paydowns		(649)
Lapse of concession period	—	—
Totals at December 31, 2014	53	$14,337
Additional loans with concessions	63	13,418
Reductions due to:
Reclassified as nonperforming	(7)	(3,145)
Paid in full	(21)	(8,127)
Charge-offs	(1)	(56)
Transfer to other real estate owned	—	—
Principal paydowns	—	(751)
Lapse of concession period	—	—
TDR reclassified as performing loan	(1)	$(2,223)
Totals at December 31, 2015	86	$13,453

The allocated allowance for loan losses attributable to restructured loans was $979 and $1,547 at December 31, 2015 and 2014, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2015 and six thousand dollars in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2014.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	Pass	Watch	Substandard	Total
December 31, 2015
Commercial, financial, agricultural	$465,185	$8,498	$1,734	$475,417
Real estate – construction	273,398	483	—	273,881
Real estate – 1-4 family mortgage	275,269	9,712	15,460	300,441
Real estate – commercial mortgage	1,968,352	27,175	20,683	2,016,210
Installment loans to individuals	51	—	5	56
Total	$2,982,255	$45,868	$37,882	$3,066,005
December 31, 2014
Commercial, financial, agricultural	$337,998	$5,255	$1,451	$344,704
Real estate – construction	150,683	855	—	151,538
Real estate – 1-4 family mortgage	122,608	6,079	11,479	140,166
Real estate – commercial mortgage	1,389,787	31,109	33,554	1,454,450
Installment loans to individuals	1,402	—	—	1,402
Total	$2,002,478	$43,298	$46,484	$2,092,260

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2015
Commercial, financial, agricultural	$144,838	$93	$144,931
Lease financing	34,815	—	34,815
Real estate – construction	81,035	—	81,035
Real estate – 1-4 family mortgage	1,340,356	2,877	1,343,233
Real estate – commercial mortgage	294,042	867	294,909
Installment loans to individuals	112,275	94	112,369
Total	$2,007,361	$3,931	$2,011,292
December 31, 2014
Commercial, financial, agricultural	$114,996	$179	$115,175
Lease financing	10,114	—	10,114
Real estate – construction	60,323	200	60,523
Real estate – 1-4 family mortgage	1,010,645	2,730	1,013,375
Real estate – commercial mortgage	266,867	1,352	268,219
Installment loans to individuals	83,744	39	83,783
Total	$1,546,689	$4,500	$1,551,189

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2015
Commercial, financial, agricultural	$1,370	$389	$14,730	$16,489
Lease financing	—	—	—	—
Real estate – construction	—	91	2,658	2,749
Real estate – 1-4 family mortgage	6,358	24,996	60,295	91,649
Real estate – commercial mortgage	15,120	18,606	188,884	222,610
Installment loans to individuals	—	43	2,625	2,668
Total	$22,848	$44,125	$269,192	$336,165
December 31, 2014
Commercial, financial, agricultural	$—	$6,684	$16,720	$23,404
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	420	43,597	38,802	82,819
Real estate – commercial mortgage	7,584	84,720	141,941	234,245
Installment loans to individuals	—	36	3,921	3,957
Total	$8,004	$135,037	$201,384	$344,425

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition as of the dates presented:

	Impaired Covered Loans	Other Covered Loans	Not Covered Loans	Total
December 31, 2015
Contractually-required principal and interest	$24,152	$54,963	$388,662	$467,777
Nonaccretable difference(1)	(1,304)	(7,138)	(74,878)	(83,320)
Cash flows expected to be collected	22,848	47,825	313,784	384,457
Accretable yield(2)	—	(3,700)	(44,592)	(48,292)
Fair value	$22,848	$44,125	$269,192	$336,165
December 31, 2014
Contractually-required principal and interest	$32,451	$163,271	$281,716	$477,438
Nonaccretable difference(1)	(24,446)	(25,611)	(50,523)	(100,580)
Cash flows expected to be collected	8,005	137,660	231,193	376,858
Accretable yield(2)	(1)	(2,623)	(29,809)	(32,433)
Fair value	$8,004	$135,037	$201,384	$344,425

(1)	Represents contractual principal cash flows of $83,078 and $95,081, respectively, and interest cash flows of $241 and $5,499, respectively, not expected to be collected.

(2)	Represents contractual interest payments expected to be collected of $2,312 and $2,798, respectively, and purchase discount of $45,980 and $29,635, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Impaired Covered Loans		Other Covered Loans	Not Covered Loans	Total
Balance at January 1, 2014	$(1)		$(3,758)	$(36,191)	$(39,950)
Additions through acquisition	—		—	—	—
Reclasses from nonaccretable difference	(104)		(6,343)	(683)	(7,130)
Accretion	104		7,478	6,006	13,588
Charge-off	—		—	1,059	1,059
Balance at December 31, 2014	$(1)		$(2,623)	$(29,809)	$(32,433)
Additions through acquisition	—		(4,939)	(23,107)	(28,046)
Reclasses from nonaccretable difference	(914)		(528)	(5,175)	(6,617)
Accretion	915		4,390	11,907	17,212
Charge-off	—	—	—	1,592	1,592
Balance at December 31, 2015	$—		$(3,700)	$(44,592)	$(48,292)

The following table presents the fair value of loans acquired from Heritage as of the July 1, 2015 acquisition date.

At acquisition date:	July 1, 2015
Contractually-required principal and interest	$1,205,159
Nonaccretable difference	14,260
Cash flows expected to be collected	1,190,899
Accretable yield	68,702
Fair value	$1,122,197

Allowance for Loan Losses
The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(943)	(26)	(2,173)	(2,613)	(1,021)	(6,776)
Recoveries	361	26	1,064	614	109	2,174
Net charge-offs	(582)	—	(1,109)	(1,999)	(912)	(4,602)
Provision for loan losses	1,489	435	650	312	1,027	3,913
Benefit attributable to FDIC loss-share agreements	(64)	—	(91)	(717)	—	(872)
Recoveries payable to FDIC	38	2	909	756	4	1,709
Provision for loan losses charged to operations	1,463	437	1,468	351	1,031	4,750
Ending balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Period-End Amount Allocated to:
Individually evaluated for impairment	$6	$20	$4,475	$3,099	$—	$7,600
Collectively evaluated for impairment	3,827	1,832	9,177	16,916	1,379	33,131
Acquired with deteriorated credit quality	353	—	256	1,096	1	1,706
Ending balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(1,516)	—	(5,662)	(6,186)	(495)	(13,859)
Recoveries	455	33	1,325	436	67	2,316
Net charge-offs	(1,061)	33	(4,337)	(5,750)	(428)	(11,543)
Provision for loan losses	1,297	290	(452)	9,260	522	10,917
Benefit attributable to FDIC loss-share agreements	(204)	—	(816)	(5,258)	—	(6,278)
Recoveries payable to FDIC	183	1	525	819	—	1,528
Provision for loan losses charged to operations	1,276	291	(743)	4,821	522	6,167
Ending balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Period-End Amount Allocated to:
Individually evaluated for impairment	$5	$—	$4,786	$5,465	$—	$10,256
Collectively evaluated for impairment	3,020	1,415	8,483	16,130	1,260	30,308
Acquired with deteriorated credit quality	280	—	280	1,164	1	1,725
Ending balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Year Ended December 31, 2013
Allowance for loan losses:
Beginning balance	$3,307	$711	$18,347	$21,416	$566	$44,347
Charge-offs	(1,184)	—	(3,093)	(4,782)	(492)	(9,551)
Recoveries	356	75	1,044	980	64	2,519
Net charge-offs	(828)	75	(2,049)	(3,802)	(428)	(7,032)
Provision for loan losses	982	304	2,496	6,927	1,029	11,738
Benefit attributable to FDIC loss-share agreements	(403)	—	(1,039)	(919)	—	(2,361)
Recoveries payable to FDIC	32	1	874	66	—	973
Provision for loan losses charged to operations	$611	$305	$2,331	$6,074	$1,029	$10,350
Ending balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Period-End Amount Allocated to:
Individually evaluated for impairment	$260	$—	$7,353	$7,036	$1	$14,650
Collectively evaluated for impairment	2,624	1,091	11,257	16,369	1,030	32,371
Acquired with deteriorated credit quality	206	—	19	283	136	644
Ending balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note D – Loans and the Allowance for Loan Losses (continued)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2015
Individually evaluated for impairment	$370	$2,698	$16,650	$16,819	$90	$36,627
Collectively evaluated for impairment	619,978	352,218	1,627,024	2,294,300	147,150	5,040,670
Acquired with deteriorated credit quality	16,489	2,749	91,649	222,610	2,668	336,165
Ending balance	$636,837	$357,665	$1,735,323	$2,533,729	$149,908	$5,413,462
December 31, 2014
Individually evaluated for impairment	$984	$164	$18,401	$29,079	$21	$48,649
Collectively evaluated for impairment	458,895	211,897	1,135,140	1,693,590	95,278	3,594,800
Acquired with deteriorated credit quality	23,404	—	82,819	234,245	3,957	344,425
Ending balance	$483,283	$212,061	$1,236,360	$1,956,914	$99,256	$3,987,874

(1)	Includes lease financing receivables.
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

Loans at December 31, 2014	$18,029
New loans and advances	1,517
Payments received	(5,108)
Changes in related parties	1,575
Loans at December 31, 2015	$16,013

No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2015 or 2014. Unfunded commitments to certain executive officers and directors and their associates totaled $5,780 and $5,184 at December 31, 2015 and 2014, respectively.

Note E – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2015	2014
Premises	$170,624	$121,434
Leasehold improvements	7,207	6,296
Furniture and equipment	38,003	28,955
Computer equipment	15,230	11,342
Autos	219	216
Total	231,283	168,243
Accumulated depreciation	(62,155)	(54,508)
Net	$169,128	$113,735

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note E – Premises and Equipment (continued)

Depreciation expense was $8,689, $6,613 and $5,479 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has operating leases which extend to 2025 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $3,688, $2,909 and $2,722 for 2015, 2014 and 2013, respectively. The following is a summary of future minimum lease payments for years following December 31, 2015:

2016	$4,231
2017	3,649
2018	3,319
2019	3,127
2020	2,432
Thereafter	6,984
Total	$23,742

Note F – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs, as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
December 31, 2015
Residential real estate	$529	$4,265	$4,794
Commercial real estate	346	11,041	11,387
Residential land development	1	4,595	4,596
Commercial land development	1,942	12,683	14,625
Total	$2,818	$32,584	$35,402
December 31, 2014
Residential real estate	$657	$4,549	$5,206
Commercial real estate	470	9,179	9,649
Residential land development	2,445	4,990	7,435
Commercial land development	2,796	9,386	12,182
Total	$6,368	$28,104	$34,472

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note F – Other Real Estate Owned (continued)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at December 31, 2013	$12,942	$39,945	$52,887
Acquired OREO	—	—	—
Transfers of loans	7,794	8,529	16,323
Capitalized improvements	—	—	—
Impairments(1)	(3,242)	(1,786)	(5,028)
Dispositions	(10,428)	(18,379)	(28,807)
Other	(698)	(205)	(903)
Balance at December 31, 2014	$6,368	$28,104	$34,472
Acquired OREO	3,722	6,250	9,972
Transfer of balance to non-covered OREO(2)	(3,431)	3,431	—
Transfers of loans	4,563	10,372	14,935
Capitalized improvements	—	—	—
Impairments(1)	(454)	(2,065)	(2,519)
Dispositions	(7,941)	(13,483)	(21,424)
Other	(9)	(25)	(34)
Balance at December 31, 2015	$2,818	$32,584	$35,402

(1)
Of the total impairment charges of $3,242 recorded for covered OREO in 2014, $648 was included in the Consolidated Statements of Income for the year ended December 31, 2014, while the remaining $2,594 increased the FDIC loss-share indemnification asset. Of the total impairment charges of $454 recorded for covered OREO in 2015, $92 was included in the Consolidated Statements of Income for the year ended December 31, 2015, while the remaining $362 increased the FDIC loss-share indemnification asset.

(2)
Represents a transfer of balance on non-single family assets of Crescent Bank & Trust Company. The claims period to submit losses to the FDIC for reimbursement ended July 25, 2015 for non-single family assets.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2015	2014	2013
Repairs and maintenance	$840	$2,129	$2,191
Property taxes and insurance	809	372	1,272
Impairments	2,157	2,434	3,270
Net (gains) losses on OREO sales	(582)	(151)	590
Rental income	(179)	(191)	(357)
Total	$3,045	$4,593	$6,966

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note G – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 were as follows:

Goodwill
Balance at December 31, 2013	$276,100
Adjustment to previously recorded goodwill	(1,394)
Balance at December 31, 2014	$274,706
Addition to goodwill from Heritage acquisition	171,182
Adjustment to previously recorded goodwill	(17)
Balance at December 31, 2015	$445,871

The adjustment to previously recorded goodwill in 2015 reflects tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions. The adjustment to previously recorded goodwill in 2014 reflects tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions as well as valuation adjustments to fixed assets and branch sales associated with our purchase of First M&F.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015
Core deposit intangible	$45,982	$(18,572)	$27,410
Customer relationship intangible	1,970	(569)	1,401
Total finite-lived intangible assets	$47,952	$(19,141)	$28,811
December 31, 2014
Core deposit intangible	$33,726	$(12,635)	$21,091
Customer relationship intangible	1,970	(437)	1,533
Total finite-lived intangible assets	$35,696	$(13,072)	$22,624

Aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013 was $6,069, $5,606 and $2,869, respectively. The estimated amortization expense of finite-lived intangible assets for future periods is summarized as follows:

2016	$6,458
2017	5,504
2018	4,701
2019	3,962
2020	3,112
Thereafter	5,074
Total	$28,811

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note H – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights were as follows:

Carrying value at January 1, 2015	$11,662
Additions through acquisition	10,429
Capitalization	10,793
Amortization	(3,242)
Carrying value at December 31, 2015	$29,642

Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31, 2015 are as follows:

Unpaid principal balance	$3,090,839
Weighted-average prepayment speed (CPR)	8.89%
Estimated impact of a 10% increase	$(1,203)
Estimated impact of a 20% increase	(2,330)

Discount rate	9.51%
Estimated impact of a 100bp increase	$(1,357)
Estimated impact of a 200bp increase	(2,612)

Weighted-average coupon interest rate	3.97%
Weighted-average servicing fee (basis points)	25.04
Weighted-average remaining maturity (in years)	15.23

Note I – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2015	2014
Noninterest-bearing deposits	$1,278,337	$919,872
Interest-bearing demand deposits	2,945,438	2,255,954
Savings deposits	499,536	356,440
Time deposits	1,495,291	1,306,152
Total deposits	$6,218,602	$4,838,418

The approximate scheduled maturities of time deposits at December 31, 2015 are as follows:

2016	$826,306
2017	261,202
2018	214,054
2019	68,633
2020	99,386
Thereafter	25,710
Total	$1,495,291

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note I – Deposits (continued)

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2015 and 2014 was $749,455 and $664,035, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately$16,576 and $12,192 at December 31, 2015 and 2014, respectively.

Note J – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2015	2014
Securities sold under agreements to repurchase	$22,279	$6,103
Overnight borrowings	400,000	26,300
Total short-term borrowings	$422,279	$32,403

Securities sold under agreements to repurchase (“repurchase agreements”) represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. The securities used as collateral consist primarily of U.S. Government agency mortgage-backed securities, U.S. Government agency collateralized mortgage obligations, obligations of U.S. Government agencies, and obligations of states and political subdivisions. All securities are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be cancelled at any time by the Company or the customer.

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2015	2014	2013	2015	2014	2013
Overnight borrowings	$207,575	$17,899	$8,072	0.18%	0.17%	0.17%
Securities sold under agreements to repurchase	15,515	4,334	5,107	0.21	0.15	0.17
Total short-term borrowings	$223,090	$22,233	$13,179	0.18%	0.17%	0.17%

The Company maintains lines of credit with correspondent banks totaling $75,000 at December 31, 2015. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2015 or 2014.

Note K – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Federal Home Loan Bank advances	$52,930	$61,611
Other long-term debt	192	237
Junior subordinated debentures	95,095	94,574
Total long-term debt	$148,217	$156,422

Federal Home Loan Bank advances
Long-term advances from the FHLB outstanding at December 31, 2015 had maturities ranging from 2015 to 2030 with a combination of fixed and floating rates ranging from 1.09% to 7.93%. Weighted-average interest rates on outstanding advances at December 31, 2015 and 2014 were 4.06% and 4.16%, respectively. These advances are collateralized by a blanket lien on the Company’s mortgage loans. The Company had availability on unused lines of credit with the FHLB of $1,659,779 at December 31, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note K – Long-Term Debt (continued)

There were no FHLB payments made prior to contractual maturity or related penalties for the years ended December 31, 2015 or 2014.
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
The following table provides details on the debentures as of December 31, 2015:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.09%	2033	$20,000
PHC Statutory Trust II	31,959	2.38	2035	31,000
Heritage Financial Statutory Trust I	10,310	10.20	2031	10,000
Capital Bancorp Capital Trust I	12,372	2.10	2035	12,000
First M&F Statutory Trust I	30,928	1.84	2036	18,907

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
In connection with the acquisition of HFHC, the Company assumed the debentures issued by Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued by Heritage Financial Statutory Trust I, which was fully amortized as of February 2015, had a carrying value of $27 at December 31, 2014. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par.
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
In connection with the acquisition of First M&F, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company’s assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $11,093 at December 31, 2015 and $11,641 at December 31, 2014. The discount is being amortized through March 2036. The interest for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. The Company also assumed from First M&F a pay-fixed, receive-floating interest rate swap, maturing on March 15, 2018, which calls for the Company to pay a fixed rate of 3.795% and receive a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note K – Long-Term Debt (continued)

The Company has classified $91,907 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of these debentures as Tier 1 capital.
For more information about the Company’s derivative financial instruments, see Note S, “Derivative Instruments.”
The aggregate stated maturities of long-term debt outstanding at December 31, 2015, are summarized as follows:

2016	$261
2017	—
2018	41,584
2019	2,269
2020	2,885
Thereafter	101,218
Total	$148,217

Note L – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2015 were $1,131,842 and $37,063, respectively, compared to $706,972 and $31,804, respectively, at December 31, 2014.
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

Note M – Income Taxes
(In Thousands)
Significant components of the provision for income taxes (benefits) are as follows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$17,004	$16,474	$12,092
State	995	540	452
	17,999	17,014	12,544
Deferred
Federal	12,625	8,649	(169)
State	1,126	642	(116)
	13,751	9,291	(285)
	$31,750	$26,305	$12,259

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note M – Income Taxes (continued)

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	$34,918	$30,061	$16,011
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(3,377)	(3,215)	(2,765)
BOLI income	(1,264)	(1,045)	(1,430)
Investment tax credits	(1,390)	(1,390)	(1,063)
Amortization of investment in low-income housing tax credits	1,734	1,594	998
State income tax expense, net of federal benefit	1,378	921	383
Decrease to valuation allowance	—	(152)	(164)
Other items, net	(249)	(469)	289
	$31,750	$26,305	$12,259

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2015	2014
Deferred tax assets
Allowance for loan losses	$17,430	$16,581
Loans	26,239	19,073
Deferred compensation	17,060	9,678
Net unrealized losses on securities	6,065	4,777
Impairment of assets	3,271	4,397
Net operating loss carryforwards	3,681	1,414
Other	7,499	3,315
Gross deferred tax assets	81,245	59,235
Valuation allowance on state net operating loss carryforwards	—	—
Total deferred tax assets	81,245	59,235
Deferred tax liabilities
FDIC Indemnification Asset	1,927	4,193
Investment in partnerships	2,507	2,613
Core deposit intangible	3,386	2,257
Depreciation	673	2,801
Mortgage servicing rights	4,032	—
Subordinated debt	4,287	4,490
Other	2,364	738
Total deferred tax liabilities	19,176	17,092
Net deferred tax assets	$62,069	$42,143

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2012 through 2014. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2012 through 2014.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note M – Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 is as follows:

	2015	2014	2013
Balance at January 1	$2,653	$2,178	$1,723
Additions based on positions related to current period	367	475	455
Additions based on positions related to prior period	—	—	—
Reductions based on positions related to prior period	(201)	—	—
Settlements	(1,334)	—	—
Reductions due to lapse of statute of limitations	—	—	—
Balance at December 31	$1,485	$2,653	$2,178
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2015 relative to any tax positions taken prior to January 1, 2015. The Company had accrued $125, $686 and $569 for interest and penalties related to unrecognized tax benefits as of December 31, 2015, 2014 and 2013, respectively.

Note N – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. As a result of the acquisition of First M&F, the M&F Bank pension plan, under which accruals had ceased prior to the acquisition date, was merged into the Company’s existing pension plan during the fourth quarter of 2013. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code of 1986, as amended. No contributions were made to the pension plan in 2015 or 2014. The Company does not anticipate that a contribution will be required in 2016. In connection with the acquisition of Heritage in 2015, the Company assumed the defined benefit pension plan maintained by HeritageBank, under which accruals had ceased and which had been terminated by HeritageBank immediately prior to the acquisition date. Complete distribution of pension benefits under this plan is anticipated to occur once determinations as to the status of the plan’s termination have been received from the Pension Benefit Guarantee Corporation and the Internal Revenue Service. Each plan’s accumulated benefit obligation and respective projected benefit obligation are substantially the same since benefit accruals under each plan have ceased. The accumulated benefit obligation for the Renasant legacy plan was $27,856 and $28,087 at December 31, 2015 and 2014, respectively. The accumulated benefit obligation for the assumed HeritageBank plan was $12,913 at December 31, 2015. There is no additional minimum pension liability required to be recognized for either plan.
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
The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the next year is 5.6%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2015, and for the year then ended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined benefit pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plan (“Other Benefits”) as of December 31, 2015 and 2014 is as follows:

	Pension Benefits Renasant		Pension Benefits HeritageBank		Other Benefits
	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$28,087	$27,364	$—	$—	$1,941	$2,082
Service cost	—	—	—	—	17	14
Interest cost	1,095	1,292	305	—	60	84
Plan participants’ contributions	—	—	—	—	82	77
Actuarial loss (gain)	605	2,601	(685)	—	(37)	(118)
Benefits paid	(1,931)	(3,170)	(15)	—	(359)	(198)
Settlements	—	—	(2,187)	—	—	—
Addition from business combination	—	—	15,495	—	—	—
Benefit obligation at end of year	$27,856	$28,087	$12,913	$—	$1,704	$1,941
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$26,532	$27,989	$—	$—
Actual return on plan assets	(167)	1,713	(21)	—
Contribution by employer	—	—	—	—
Benefits paid	(1,931)	(3,170)	(15)	—
Settlements			(2,187)	—
Addition from business combination	—	—	14,681	—
Fair value of plan assets at end of year	$24,434	$26,532	$12,458	$—
Funded status at end of year	$(3,422)	$(1,555)	$(455)	$—	$(1,704)	$(1,941)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.56%	4.00%	4.27%	N/A	3.63%	3.22%
The discount rate assumptions at December 31, 2015 were determined using a yield curve approach. A yield curve was developed for a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the benefit plans. The selected discount rate is the rate that produces the same present value of the benefit plan’s projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits Renasant			Pension Benefits HeritageBank(1)	Other Benefits
	2015	2014	2013	2015	2015	2014	2013
Service cost	$—	$—	$—	$—	$17	$14	$28
Interest cost	1,095	1,292	899	305	60	84	70
Expected return on plan assets	(2,040)	(2,160)	(1,445)	(216)	—	—	—
Prior service cost recognized	—	—	—	—	—	—	—
Recognized actuarial loss	331	207	427	—	101	89	195
Settlement/curtailment/termination losses	—	453	—	(65)	—	—	—
Net periodic benefit cost	(614)	(208)	(119)	24	178	187	293
Net actuarial loss/(gain) arising during the period	2,812	3,047	(3,675)	(448)	(37)	(118)	505
Net Settlement/curtailment/termination losses	—	(453)	—	65
Amortization of net actuarial loss recognized in net periodic pension cost	(331)	(207)	(427)	—	(101)	(89)	(195)
Total recognized in other comprehensive income	2,481	2,387	(4,102)	(383)	(138)	(207)	310
Total recognized in net periodic benefit cost and other comprehensive income	$1,867	$2,179	$(4,221)	$(359)	$40	$(20)	$603
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	4.00%	4.83%	3.90%	4.00%	3.22%	4.66%	3.04%
Expected return on plan assets	8.00%	8.00%	8.00%	3.00%	N/A	N/A	N/A
(1) Net periodic benefit cost and other amounts recognized in other comprehensive income for the assumed HeritageBank defined benefit pension plan were recognized in the Company’s results of operations beginning on the date of acquisition; therefore, disclosure of amounts recognized in prior periods is not necessary.
Future estimated benefit payments under the defined benefit pension plans and post-retirement health and life plan are as follows:

	Pension Benefits Renasant	Pension Benefits HeritageBank	Other Benefits
2016	$2,005	$12,913	$251
2017	2,002	—	249
2018	2,011	—	249
2019	2,013	—	212
2020	2,006	—	190
2021 - 2025	9,676	—	746

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2015 are as follows:

	Pension Benefits Renasant	Pension Benefits HeritageBank	Other Benefits
Prior service cost	$—	$—	$—
Actuarial loss	11,915	(383)	550
Total	$11,915	$(383)	$550
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits Renasant	Pension Benefits HeritageBank	Other Benefits
Prior service cost	$—	$—	$—
Actuarial loss	400	—	68
Total	$400	$—	$68
The investment objective for the legacy Renasant defined benefit pension plan is to achieve above average income and moderate long term growth, while the investment objective for the Heritage defined benefit pension plan is to preserve capital pending the distribution of pension benefits upon its dissolution. An investment committee appointed by management seeks to accomplish this objective by combining an equity income strategy (approximately 60% to 70%), which generally invests in larger capitalization common stocks, and an intermediate fixed income strategy (approximately 30% to 40%), which generally invests in U.S. Government securities and investment grade corporate bonds. In response to the current interest rate environment, the committee has begun allocating assets to the higher end of the target range for equity funds in order to lessen the impact of anticipated rising interest rates on the fixed income funds. It is the investment committee’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by the committee.
The plan’s expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category for both the legacy Renasant defined benefit pension plan and the assumed HeritageBank defined benefit pension plan at December 31, 2015 and 2014 follow below. The plan assets of the assumed HeritageBank defined benefit pension plan were fully invested in cash and cash equivalents at December 31, 2015. Equity securities consist primarily of common stocks of both U.S. companies and international companies that are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). The Company's investments in registered investment companies consist primarily of investments in funds that invest in investment grade fixed income securities. These investments are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). Fixed income securities consist of U.S. Government securities, investment grade corporate bonds, and municipal obligations. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model (Level 2).

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2015
Cash and cash equivalents	$13,927	$—	$—	$13,927
Equity securities:
U.S. large cap companies	9,277	—	—	9,277
U.S. mid cap companies	5,085	—	—	5,085
U.S. small cap companies	1,516	—	—	1,516
International companies	1,505	—	—	1,505
Investments in registered investment companies	848	—	—	848
Fixed income securities:
U.S. government bonds	—	1,883	—	1,883
Corporate bonds	—	2,750	—	2,750
Municipal obligations	—	101	—	101
	$32,158	$4,734	$—	$36,892

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2014
Cash and cash equivalents	$1,882	$—	$—	$1,882
Equity securities:
U.S. large cap companies	9,144	—	—	9,144
U.S. mid cap companies	5,210	—	—	5,210
U.S. small cap companies	2,791	—	—	2,791
International companies	1,489	—	—	1,489
Investments in registered investment companies	898	—	—	898
Fixed income securities:
U.S. government bonds	—	2,003	—	2,003
Corporate bonds	—	3,008	—	3,008
Municipal obligations	—	107	—	107
	$21,414	$5,118	$—	$26,532
The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are automatically enrolled in the plan when employment commences. Company contributions are allocated to participants who are employed on the last day of each plan year and credited with 1000 hours of service during the year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2015, 2014 and 2013 were $9,271, $7,230 and $5,488, respectively.
In connection with the Heritage acquisition, the Company assumed the HeritageBank of the South 401(k) Plan maintained by HeritageBank, under which all accruals had ceased and which had been terminated by HeritageBank immediately prior to the acquisition date. Distribution of benefits under this plan made solely on account of its termination is anticipated to occur once a determination as to its qualified status in connection with its termination has been received from the Internal Revenue Service. There was no impact on the Company's consolidated financial statements as of and for the year ended December 31, 2015 associated with this plan.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The Company adopted the “Performance Based Rewards” incentive compensation plan on January 1, 2001, under which annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2015, 2014 and 2013 was $3,608, $4,100 and $4,376, respectively.
The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested at the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2015, 2014 and 2013 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,225, $1,383 and $2,088, respectively.
In connection with the Heritage acquisition, the Company assumed the Heritage Financial Group Deferred Compensation and Excess/Matching Contribution Plan maintained by Heritage, under which all accruals had ceased and which had been terminated by Heritage immediately prior to the acquisition date. The distribution of accrued account balances was effected as soon as practicable following the acquisition date. There was no other impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2015 associated with this plan.
The Company assumed four supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital in 2007. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement liabilities totaled $3,364 and $3,094 at December 31, 2015 and 2014, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.
In connection with the Heritage acquisition, the Company assumed the Heritage Financial Group Employee Stock Ownership Plan (“the Heritage ESOP”) maintained by Heritage, under which all accruals had ceased and which had been terminated by Heritage immediately prior to the acquisition date. As of the date of acquisition, the Heritage ESOP had a loan outstanding, inclusive of accrued interest, of $2,839 due to Heritage which was assumed by the Company. Unallocated shares of Company common stock pledged as collateral for the loan were sold in order to repay the loan in full, including any accrued interest. Any unallocated shares of Company common stock that remained after the repayment of the loan were allocated to the accounts of the participants. Distribution of benefits under the Heritage ESOP made solely on account of its termination is anticipated to occur once a determination as to its qualified status in connection with its termination has been received from the Internal Revenue Service. Other than the transactions recorded in connection with the loan repayment, there was no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2015 associated with this plan.
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. The Company recorded compensation expense of $73, $262 and $469 for the years ended December 31, 2015, 2014 and 2013, respectively, for options granted under the plan. There were no stock options granted during the years ended December 31, 2015 or December 31, 2014.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The fair value of the options granted during the year ended December 31, 2013 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

2013 Grant
Dividend yield	3.55%
Expected volatility	37%
Risk-free interest rate	0.76%
Expected lives	6 years
Weighted average fair value	$4.47
The following table summarizes information about options issued under the long-term equity incentive plan as of and for the three years ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,279,248	$18.79
Assumed in acquisition	11,557	21.16
Granted	52,500	19.14
Exercised	(272,957)	19.22
Forfeited	(10,000)	27.20
Outstanding at December 31, 2013	1,060,348	$18.64	4.89	$13,592
Exercisable at December 31, 2013	843,237	$19.21	4.08	$10,331
Granted	—	—
Exercised	(227,499)	18.39
Forfeited	(1,899)	20.77
Outstanding at December 31, 2014	830,950	$18.70	4.48	$8,680
Exercisable at December 31, 2014	745,949	$18.95	4.15	$7,628
Granted	—	—
Exercised	(201,371)	20.82
Forfeited	(8,133)	29.45
Outstanding at December 31, 2015	621,446	$17.88	3.91	$10,274
Exercisable at December 31, 2015	606,027	$17.85	3.83	$10,038
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $2,445, $2,519 and $1,655, respectively. The total grant date fair value of options vested during the same periods was $235, $458, and $535, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note N – Employee Benefit and Deferred Compensation Plans (continued)

The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives, and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $3,884, $3,647 and $2,330 for the years ended December 31, 2015, 2014 and 2013, respectively, for restricted stock awarded under the plan. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2015:

	Performance- Based Restricted Stock		Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock		Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—		$—	38,336		$27.26
Granted	97,666		28.93	103,588	(2)	31.56
Vested	(94,916)	(1)	28.93	(32,236)		29.54
Cancelled	(2,750)		28.93	(4,250)		25.54
Nonvested at end of year	—		$—	105,438		$31.04
(1) In January 2015, the Company awarded 81,750 shares of performance-based restricted stock based on the target level of performance goals of which 2,750 were cancelled prior to the attainment of performance goals. The Company exceeded the financial performance measures for the award; therefore, an additional 15,916 shares were issued for a total award of 94,916 shares.
(2) Includes shares of time-based restricted stock granted as an inducement award to certain employees in connection with the Heritage acquisition. This award was made outside the Company's long-term equity incentive plan.
Unrecognized stock-based compensation expense related to restricted stock totaled $1,463 at December 31, 2015. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.7 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2015.
At December 31, 2015, an aggregate of 1,030,578 shares of Company common stock were reserved for issuance under the Company’s employee benefit plans.

Note O – Restrictions on Cash, Bank Dividends, Loans or Advances
(In Thousands)
Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2015 and 2014, Renasant Bank’s reserve requirements with the Federal Reserve were $55,237 and $52,295, respectively, with which it was in full compliance.
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
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2015, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $70,159. As of December 31, 2015, no loans from the Bank to the Company were outstanding.
In connection with the acquisition of First M&F, the Company assumed an interest rate swap agreement designed to convert floating rate interest payments on subordinated debentures into fixed rate payments. The Company had pledged interest bearing bank balances as collateral to the interest rate swap counterparty in the amounts of $1,970 at December 31, 2015.

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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2015		2014
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$681,731	9.16%	$521,124	9.53%
Common Equity Tier 1 Capital to Risk-Weighted Assets	591,356	9.99%	—	—%
Tier 1 Capital to Risk-Weighted Assets	681,731	11.51%	521,124	12.45%
Total Capital to Risk-Weighted Assets	729,321	12.32%	566,514	13.54%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$654,830	8.82%	$503,316	9.23%
Common Equity Tier 1 Capital to Risk-Weighted Assets	654,830	11.09%	—	—%
Tier 1 Capital to Risk-Weighted Assets	654,830	11.09%	503,316	12.06%
Total Capital to Risk-Weighted Assets	701,591	11.89%	548,124	13.14%

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

The new CET1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. Banks must now maintain CET1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.

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
The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to Renasant Corporation or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note Q – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2015 2014 and 2013:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2015
Net interest income	$244,242	$311	$1,688	$(4,883)	$241,358
Provision for loan losses	4,752	—	(2)	—	4,750
Noninterest income	88,498	9,340	10,559	(127)	108,270
Noninterest expense	228,248	6,900	9,130	836	245,114
Income before income taxes	99,740	2,751	3,119	(5,846)	99,764
Income taxes	32,941	1,078	—	(2,269)	31,750
Net income (loss)	$66,799	$1,673	$3,119	$(3,577)	$68,014
Total assets	$7,833,084	$22,550	$46,035	$24,827	$7,926,496
Goodwill	443,104	2,767	—	—	445,871
2014
Net interest income	$205,353	$237	$1,332	$(4,440)	$202,482
Provision for loan losses	6,249	—	(82)	—	6,167
Noninterest income	61,973	9,055	8,997	484	80,509
Noninterest expense	175,660	6,441	8,111	725	190,937
Income before income taxes	85,417	2,851	2,300	(4,681)	85,887
Income taxes	27,037	1,114	—	(1,846)	26,305
Net income (loss)	$58,380	$1,737	$2,300	$(2,835)	$59,582
Total assets	$5,720,995	$20,472	$44,275	$19,387	$5,805,129
Goodwill	271,939	2,767	—	—	274,706
2013
Net interest income	$158,322	$135	$1,275	$(2,599)	$157,133
Provision for loan losses	10,219	—	131	—	10,350
Noninterest income	58,648	5,619	7,552	72	71,891
Noninterest expense	160,704	4,268	7,133	823	172,928
Income before income taxes	46,047	1,486	1,563	(3,350)	45,746
Income taxes	13,036	575	—	(1,352)	12,259
Net income (loss)	$33,011	$911	$1,563	$(1,998)	$33,487
Total assets	$5,671,428	$17,312	$44,360	$13,170	$5,746,270
Goodwill	273,343	2,757	—	—	276,100
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,200	$—	$6,200
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	364,540	—	364,540
Government agency collateralized mortgage obligations	—	168,060	—	168,060
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	59,759	—	59,759
Government agency collateralized mortgage obligations	—	5,104	—	5,104
Trust preferred securities	—	—	19,469	19,469
Other debt securities	—	19,333	—	19,333
Other equity securities	—	4,340	—	4,340
Total securities available for sale	—	627,336	19,469	646,805
Derivative instruments:
Interest rate swap	—	—	—	—
Interest rate contracts	—	2,544	—	2,544
Interest rate lock commitments	—	4,508	—	4,508
Forward commitments	—	446	—	446
Total derivative instruments	—	7,498	—	7,498
Mortgage loans held for sale	—	225,254	—	225,254
Total financial assets	$—	$860,088	$19,469	$879,557
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$4,266	$—	$4,266
Interest rate contracts	—	2,544	—	2,544
Interest rate lock commitments	—	—	—	—
Forward commitments	—	509	—	509
Total derivative instruments	—	7,319	—	7,319
Total financial liabilities	$—	$7,319	$—	$7,319

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2014
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,147	$—	$6,147
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	296,359	—	296,359
Government agency collateralized mortgage obligations	—	157,436	—	157,436
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	47,185	—	47,185
Government agency collateralized mortgage obligations	—	5,172	—	5,172
Trust preferred securities	—	—	19,756	19,756
Other debt securities	—	17,930	—	17,930
Other equity securities	—	3,599	—	3,599
Total securities available for sale	—	533,828	19,756	553,584
Derivative instruments:
Interest rate swap	—	—	—	—
Interest rate contracts	—	2,142	—	2,142
Interest rate lock commitments	—	1,584	—	1,584
Forward commitments	—	5	—	5
Total derivative instruments	—	3,731	—	3,731
Mortgage loans held for sale	—	25,628	—	25,628
Total financial assets	$—	$563,187	$19,756	$582,943
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$3,847	$—	$3,847
Interest rate contracts	—	2,143	—	2,143
Interest rate lock commitments	—	—	—	—
Forward commitments	—	303	—	303
Total derivative instruments	—	6,293	—	6,293
Total financial liabilities	$—	$6,293	$—	$6,293

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

	Securities available for sale
	Trust preferred securities	Total
Balance at January 1, 2014	$17,671	$17,671
Realized (gains) losses included in net income, net of premium amortization	33	33
Unrealized gains included in other comprehensive income	3,216	3,216
Reclassification adjustment	—	—
Sales	—	—
Issues	—	—
Settlements	(1,164)	(1,164)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at December 31, 2014	$19,756	$19,756
Realized (gains) losses included in net income, net of premium amortization	(62)	(62)
Unrealized gains included in other comprehensive income	1,439	1,439
Sales	(1,117)	(1,117)
Issues	—	—
Settlements	(547)	(547)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at December 31, 2015	$19,469	$19,469

For 2015 and 2014, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$19,469	Discounted cash flows	Default rate	0-100%

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

	Level 1	Level 2	Level 3	Totals
December 31, 2015
Impaired loans	$—	$—	$6,508	$6,508
OREO	—	—	12,839	12,839
Total	$—	$—	$19,347	$19,347

	Level 1	Level 2	Level 3	Totals
December 31, 2014
Impaired loans	$—	$—	$12,360	$12,360
OREO	—	—	4,460	4,460
Total	$—	$—	$16,820	$16,820

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for loans still carried on the balance sheet at December 31, 2015 or 2014, respectively. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $7,191 and $13,349 at December 31, 2015 and December 31, 2014, respectively, and a specific reserve for these loans of $683 and $989 was included in the allowance for loan losses for the same periods ended.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	December 31, 2015	December 31, 2014
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$—	$3,162
Impairment recognized in results of operations	—	(185)
Increase in FDIC loss-share indemnification asset	—	(742)
Receivable from other guarantor	—	(422)
Fair value	$—	$1,813
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$14,726	$3,513
Impairment recognized in results of operations	(1,887)	(866)
Fair value	$12,839	$2,647
The following table presents information as of December 31, 2015 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$6,508	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$12,839	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net losses of $1,099 resulting from fair value changes of these mortgage loans were recorded in income during 2015. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2015:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$225,254	$219,352	$5,902
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets
Cash and cash equivalents	$211,571	$211,571	$—	$—	$211,571
Securities held to maturity	458,400	—	473,753	—	473,753
Securities available for sale	646,805	—	627,336	19,469	646,805
Mortgage loans held for sale	225,254	—	225,254	—	225,254
Loans covered under loss-share agreements	93,142	—	—	92,528	92,528
Loans not covered under loss-share agreements, net	5,277,883	—	—	5,208,630	5,208,630
FDIC loss-share indemnification asset	7,149	—	—	7,149	7,149
Mortgage servicing rights	29,642	—	—	33,283	33,283
Derivative instruments	7,498	—	7,498	—	7,498
Financial liabilities
Deposits	$6,218,602	$4,723,312	$1,502,202	$—	$6,225,514
Short-term borrowings	422,279	422,279	—	—	422,279
Other long-term borrowings	192	192	—	—	192
Federal Home Loan Bank advances	52,930	—	56,101	—	56,101
Junior subordinated debentures	95,095	—	78,095	—	78,095
Derivative instruments	7,319	—	7,319	—	7,319

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets
Cash and cash equivalents	$161,583	$161,583	$—	$—	$161,583
Securities held to maturity	430,163	—	442,488	—	442,488
Securities available for sale	553,584	—	533,828	19,756	553,584
Mortgage loans held for sale	25,628	—	25,628	—	25,628
Loans covered under loss-share agreements	143,041	—	—	143,487	143,487
Loans not covered under loss-share agreements, net	3,844,833	—	—	3,751,727	3,751,727
Mortgage servicing rights	11,662	—	—	12,378	12,378
FDIC loss-share indemnification asset	12,516	—	—	12,516	12,516
Derivative instruments	3,731	—	3,731	—	3,731
Financial liabilities
Deposits	$4,838,418	$3,532,266	$1,309,421	$—	$4,841,687
Short-term borrowings	32,403	32,403	—	—	32,403
Other long-term borrowings	237	237	—	—	237
Federal Home Loan Bank advances	61,611	—	92,532	—	92,532
Junior subordinated debentures	94,574	—	80,971	—	80,971
Derivative instruments	6,293	—	6,293	—	6,293

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

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note R – Fair Value Measurements (continued)

other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2015 and 2014, respectively, and no impairment charges were recognized in earnings during 2015 or 2014.
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
Junior subordinated debentures: The fair value for the Company’s junior subordinated debentures is determined using quoted market prices for similar instruments traded in active markets.

Note S – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2015, the Company had notional amounts of $68,409 on interest rate contracts with corporate customers and $68,409 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

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
In May 2010, the Company terminated two interest rate swaps, each designated as a cash flow hedge, designed to convert the variable interest rate on an aggregate of $75,000 of loans to a fixed rate. As of the termination date, there were $1,679 of deferred gains related to the swaps, which were amortized into interest income over the designated hedging periods which ended in August 2012 and August 2013. Deferred gains related to the swaps of $203 were amortized into net interest income for the year ended

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note S – Derivative Instruments (continued)

December 31, 2013. No deferred gains related to the swaps were amortized into net interest income for the years ended December 31, 2015 and 2014.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $251,676 and $62,288 at December 31, 2015 and 2014, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $293,500 and $52,000 at December 31, 2015 and 2014, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet	December 31,
	Location	2015	2014
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,544	$2,142
Interest rate lock commitments	Other Assets	4,508	1,584
Forward commitments	Other Assets	446	5
Totals		$7,498	$3,731
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$4,266	$3,847
Totals		$4,266	$3,847
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,544	$2,143
Forward commitments	Other Liabilities	509	303
Totals		$3,053	$2,446

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2015	2014	2013
Derivatives designated as cash flow hedging instruments:
Interest rate swap:
Included in interest income on loans	$—	$—	$203
Total	$—	$—	$203
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$2,200	$2,961	$3,193
Included in other noninterest expense	—	—	69
Interest rate lock commitments:
Included in mortgage banking income	(530)	1,171	(1,159)
Forward commitments
Included in mortgage banking income	(1,917)	(609)	509
Total	$(247)	$3,523	$2,612

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note S – Derivative Instruments (continued)

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. The impact of the ineffective portion for the year ended December 31, 2013 on earnings is shown in the table above. There were no ineffective portions for the years ended December 31, 2015 and 2014. The impact on other comprehensive income for the years ended December 31, 2015, 2014, and 2013, can be seen at Note V, “Other Comprehensive Income.”

Offsetting

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the consolidated balance sheets. The following table presents the Company’s gross derivative positions as recognized in the consolidated balance sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gross amounts recognized	$446	$5	$6,454	$5,182
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	446	5	6,454	5,182
Gross amounts not offset in the consolidated balance sheets
Financial instruments	282	5	282	5
Financial collateral pledged	—	—	6,020	4,879
Net amounts	$164	$—	$152	$298

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2015	2014
Assets
Cash and cash equivalents(1)	$11,107	$9,968
Investments	9,711	8,050
Investment in bank subsidiary(2)	1,101,580	786,125
Accrued interest receivable on bank balances(2)	5	5
Intercompany receivable (payable)(2)	2,450	(577)
Other assets	10,560	5,945
Total assets	$1,135,413	$809,516
Liabilities and shareholders’ equity
Junior subordinated debentures	$95,095	$94,574
Other liabilities	3,500	3,291
Shareholders’ equity	1,036,818	711,651
Total liabilities and shareholders’ equity	$1,135,413	$809,516

(1)	Eliminates in consolidation, except for $1,970 which is pledged as collateral and held at a non-subsidiary bank.

(2)	Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2015	2014	2013
Income
Dividends from bank subsidiary(1)	$24,557	$21,518	$19,303
Interest income from bank subsidiary(1)	7	8	10
Other dividends	266	749	492
Other income	58	71	39
Total income	24,888	22,346	19,844
Expenses	6,823	5,513	3,892
Income before income tax benefit and equity in undistributed net income of bank subsidiary	18,065	16,833	15,952
Income tax benefit	(2,521)	(1,846)	(1,352)
Equity in undistributed net income of bank subsidiary(1)	47,428	40,903	16,183
Net income	$68,014	$59,582	$33,487

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note T – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$68,014	$59,582	$33,487
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	(375)	—
Equity in undistributed net income of bank subsidiary	(47,428)	(40,903)	(16,183)
Amortization/depreciation/accretion	579	385	21
(Increase) decrease in other assets	(1,377)	1,345	1,969
Increase (decrease) in other liabilities	1,088	2,591	(122)
Net cash provided by operating activities	20,876	22,625	19,172
Investing activities
Purchases of securities held to maturity and available for sale	(2,183)	(1,781)	(1,420)
Sales and maturities of securities held to maturity and available for sale	1,089	1,142	3,000
Net cash received in acquisition	5,292	—	3,917
Other investing activities	—	(64)	—
Net cash (used in) provided by investing activities	4,198	(703)	5,497
Financing activities
Cash paid for dividends	(24,557)	(21,518)	(19,303)
Cash received on exercise of stock-based compensation	102	401	276
Excess tax benefits from exercise of stock options	520	940	198
Repayments of advances from bank subsidiary	—	(1,500)	—
Net cash used in financing activities	(23,935)	(21,677)	(18,829)
Increase in cash and cash equivalents	1,139	245	5,840
Cash and cash equivalents at beginning of year	9,968	9,723	3,883
Cash and cash equivalents at end of year	$11,107	$9,968	$9,723

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note U – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Interest income	$54,166	$56,769	$74,300	$77,788
Interest expense	5,385	5,155	5,688	5,437
Net interest income	48,781	51,614	68,612	72,351
Provision for loan losses	1,075	1,175	750	1,750
Noninterest income	21,870	22,879	32,079	31,442
Noninterest expense	47,319	51,082	75,979	70,734
Income before income taxes	22,257	22,236	23,962	31,309
Income taxes	7,017	6,842	7,742	10,149
Net income	$15,240	$15,394	$16,220	$21,160
Basic earnings per share	$0.48	$0.49	$0.40	$0.53
Diluted earnings per share	$0.48	$0.48	$0.40	$0.52

2014
Interest income	$56,178	$58,277	$56,358	$55,596
Interest expense	6,228	6,139	5,931	5,629
Net interest income	49,950	52,138	50,427	49,967
Provision for loan losses	1,450	1,450	2,217	1,050
Noninterest income	18,594	19,443	22,531	19,941
Noninterest expense	47,602	49,337	48,098	45,900
Income before income taxes	19,492	20,794	22,643	22,958
Income taxes	5,895	5,941	7,108	7,361
Net income	$13,597	$14,853	$15,535	$15,597
Basic earnings per share	$0.43	$0.47	$0.49	$0.49
Diluted earnings per share	$0.43	$0.47	$0.49	$0.49

See Note B, “Mergers and Acquisitions” above for a discussion of the effect on the Company’s results of operations of its acquisition of Heritage in the third quarter of 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note V – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2015
Securities available for sale:
Unrealized holding losses on securities	$(571)	$(220)	$(351)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income(1)	(96)	(37)	(59)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(178)	(68)	(110)
Total securities available for sale	(845)	(325)	(520)
Derivative instruments:
Unrealized holding losses on derivative instruments	(420)	(171)	(249)
Reclassification adjustment for gains realized in net income(2)	—	—	—
Total derivative instruments	(420)	(171)	(249)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(2,393)	(958)	(1,435)
Amortization of net actuarial loss recognized in net periodic pension cost(3)	432	165	267
Total defined benefit pension and post-retirement benefit plans	(1,961)	(793)	(1,168)
Total other comprehensive loss	$(3,226)	$(1,289)	$(1,937)
Year Ended December 31, 2014
Securities available for sale:
Unrealized holding gains on securities	$12,520	$4,789	$7,731
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income(1)	(375)	(143)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(253)	(97)	(156)
Total securities available for sale	11,892	4,549	7,343
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,627)	(1,005)	(1,622)
Reclassification adjustment for gains realized in net income(2)	—	—	—
Total derivative instruments	(2,627)	(1,005)	(1,622)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(2,476)	(947)	(1,529)
Amortization of net actuarial loss recognized in net periodic pension cost(3)	296	113	183
Total defined benefit pension and post-retirement benefit plans	(2,180)	(834)	(1,346)
Total other comprehensive income	$7,085	$2,710	$4,375

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note V – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2013
Securities available for sale:
Unrealized holding losses on securities	$(11,124)	$(4,255)	$(6,869)
Non-credit related portion of other-than-temporary impairment on securities	—	—	—
Reclassification adjustment for gains realized in net income(1)	115	44	71
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(348)	(133)	(215)
Total securities available for sale	(11,357)	(4,344)	(7,013)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,146	821	1,325
Reclassification adjustment for gains realized in net income(2)	(203)	(78)	(125)
Total derivative instruments	1,943	743	1,200
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	3,170	1,213	1,957
Amortization of net actuarial loss recognized in net periodic pension cost(3)	622	238	384
Total defined benefit pension and post-retirement benefit plans	3,792	1,451	2,341
Total other comprehensive loss	$(5,622)	$(2,150)	$(3,472)

(1)Included in Net gains on sales of securities in the Consolidated Statements of Income
(2)Included in Interest income on loans in the Consolidated Statements of Income
(3)Included in Salaries and employee benefits in the Consolidated Statements of Income

The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2015	2014	2013
Unrealized gains on securities	$16,500	$17,759	$10,370
Non-credit related portion of other-than-temporary impairment on securities	(16,735)	(17,474)	(17,428)
Unrealized losses on derivative instruments	(1,882)	(1,633)	(12)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,418)	(6,250)	(4,903)
Total accumulated other comprehensive loss	$(9,535)	$(7,598)	$(11,973)

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

	Year Ended December 31,
	2015	2014	2013
Basic
Net income applicable to common stock	$68,014	$59,582	$33,487
Average common shares outstanding	35,971,877	31,499,498	27,269,613
Net income per common share—basic	$1.89	$1.89	$1.23
Diluted
Net income applicable to common stock	$68,014	$59,582	$33,487
Average common shares outstanding	35,971,877	31,499,498	27,269,613
Effect of dilutive stock-based compensation	255,562	260,149	191,144
Average common shares outstanding—diluted	36,227,439	31,759,647	27,460,757
Net income per common share—diluted	$1.88	$1.88	$1.22

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2015	2014	2013
Number of shares	—	109,068	164,540
Range of exercise prices	—	$29.57 - $30.63	$19.14 - $30.63

Note X – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At December 31, 2015 and December 31, 2014, the Company’s carrying value of QAHPs was $7,666 and $8,993, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in qualified affordable housing projects were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Year Ended
	December 31,
	2015	2014
Investment amortization	$1,328	$1,594
Tax credits and other benefits	(1,883)	(2,265)
Total	$(555)	$(671)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on the following: “Investor Relations” - “Corporate Overview” - “Governance Documents” - “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: Chief Financial Officer. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance
The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Board of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Stock Ownership” and “Proposal 3 - Amendment of 2011 Long-Term Incentive Compensation Plan to Increase Available Shares” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2015, 2014 and 2013 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2015 and 2014
(iv)	Consolidated Statements of Income – Years ended December 31, 2015, 2014 and 2013
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2015, 2014 and 2013
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013
(viii)	Notes to Consolidated Financial Statements

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013, as amended(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South dated as of December 10, 2014(2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank and KeyWorth Bank dated as of October 20, 2015(3)

(3)(i)	Articles of Incorporation of the Company, as amended(4)

(3)(ii)	Restated Bylaws of the Company (5)

(4)(i)	Articles of Incorporation of the Company, as amended(4)

(4)(ii)	Restated Bylaws of the Company (5)

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(6)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(7)

(10)(v)	Description of Performance Based Rewards Bonus Plan*(8)

(10)(vi)	Renasant Bank Executive Deferred Income Plan, as amended*(9)

(10)(vii)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(10)

(10)(viii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation, as amended.*(11)

(10)(ix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(12)

(10)(x)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(13)

(10)(xi)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(14)

(10)(xii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(15)

(10)(xiii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan.*(16)

(10)(xiv)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(17)

(10)(xv)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(18)

(10)(xvi)	Renasant Corporation Severance Pay Plan*(19)

(10)(xvii)	The Renasant Corporation 2011 Long-Term Incentive Compensation Plan, as amended*(20)

(10)(xviii)	Renasant Corporation Legacy Option Plan*(21)

(10)(xix)
Executive Employment Agreement dated December 10, 2014 by and between Heritage Financial Group, Inc. and O. Leonard Dorminey, as assumed by Renasant Corporation pursuant to that certain Assumption Agreement dated as of June 26, 2015 by and between Renasant Corporation and O. Leonard Dorminey. (22)

(10)(xx)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman(23)

(10)(xxi)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster(24)

(10)(xxii)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Michael D. Ross(24)

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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
(5)
Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to form S-4 Registration Statement of the Company (File No. 333-208753 filed with the Securities and Exchange Commission on January 29, 2016 and incorporated herein by reference.

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

(21)	Filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 8, 2013 and incorporated herein by reference.
(22)	Filed as exhibits 10(i) and 10(ii), respectively, to the Form 10-Q of the Company filed with the Securities and Exchange Commission on August 7, 2015 and incorporated herein by reference.
(23)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.
(24)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.
(25)	Filed as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.

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

RENASANT CORPORATION

Date:	February 29, 2016	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 29, 2016	by:	/s/ William M. Beasley
William M. Beasley
Director

Date:	February 29, 2016	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date:	February 29, 2016	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date:	February 29, 2016	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 29, 2016	by:	/s/ Hollis C. Cheek
Hollis C. Cheek
Director

Date:	February 29, 2016	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 29, 2016	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 29, 2016	by:	/s/ Jill V. Deer
Jill V. Deer
Director

S-1

Date:	February 29, 2016	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date:	February 29, 2016	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 29, 2016	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date:	February 29, 2016	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 29, 2016	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 29, 2016	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 29, 2016	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date:	February 29, 2016	by:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Director

Date:	February 29, 2016	by:	/s/ Fred F. Sharpe
Fred F. Sharpe
Director

Date:	February 29, 2016	by:	/s/ Michael D. Shmerling
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