Form 10-Q
period 2016-03-31
RENASANT CORP
filed 2016-05-10
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, 42,063,419 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$146,219	$177,007
Interest-bearing balances with banks	72,264	34,564
Cash and cash equivalents	218,483	211,571
Securities held to maturity (fair value of $466,060 and $473,753, respectively)	448,376	458,400
Securities available for sale, at fair value	653,444	646,805
Mortgage loans held for sale, at fair value	298,365	225,254
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("acquired covered loans")	44,989	93,142
Acquired and not covered by FDIC loss-share agreements ("acquired non-covered loans")	1,453,328	1,489,886
Not acquired	4,074,413	3,830,434
Total loans, net of unearned income	5,572,730	5,413,462
Allowance for loan losses	(42,859)	(42,437)
Loans, net	5,529,871	5,371,025
Premises and equipment, net	168,942	169,128
Other real estate owned:
Acquired and covered by FDIC loss-share agreements ("acquired covered loans")	1,373	2,818
Acquired and not covered by FDIC loss-share agreements ("acquired non-covered loans")	19,051	19,597
Not acquired	12,810	12,987
Total other real estate owned, net	33,234	35,402
Goodwill	449,425	445,871
Other intangible assets, net	27,114	28,811
FDIC loss-share indemnification asset	6,118	7,149
Other assets	312,857	327,080
Total assets	$8,146,229	$7,926,496
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,384,503	$1,278,337
Interest-bearing	5,046,874	4,940,265
Total deposits	6,431,377	6,218,602
Short-term borrowings	414,255	422,279
Long-term debt	147,416	148,217
Other liabilities	100,003	100,580
Total liabilities	7,093,051	6,889,678
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 75,000,000 shares authorized, 41,292,045 and 41,292,045 shares issued, respectively; 40,373,753 and 40,293,291 shares outstanding, respectively	206,460	206,460
Treasury stock, at cost	(21,062)	(22,385)
Additional paid-in capital	584,757	585,938
Retained earnings	290,665	276,340
Accumulated other comprehensive loss, net of taxes	(7,642)	(9,535)
Total shareholders’ equity	1,053,178	1,036,818
Total liabilities and shareholders’ equity	$8,146,229	$7,926,496
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2016	2015
Interest income
Loans	$69,237	$47,437
Securities
Taxable	4,462	4,415
Tax-exempt	2,488	2,254
Other	72	60
Total interest income	76,259	54,166
Interest expense
Deposits	3,960	3,499
Borrowings	2,245	1,886
Total interest expense	6,205	5,385
Net interest income	70,054	48,781
Provision for loan losses	1,800	1,075
Net interest income after provision for loan losses	68,254	47,706
Noninterest income
Service charges on deposit accounts	7,991	6,335
Fees and commissions	4,331	3,695
Insurance commissions	1,962	1,967
Wealth management revenue	2,891	2,156
Net loss on sales of securities	(71)	—
BOLI income	954	849
Mortgage banking income	11,915	5,429
Other	3,329	1,439
Total noninterest income	33,302	21,870
Noninterest expense
Salaries and employee benefits	42,393	28,260
Data processing	4,158	3,230
Net occupancy and equipment	8,224	5,559
Other real estate owned	957	532
Professional fees	1,214	824
Advertising and public relations	1,637	1,303
Intangible amortization	1,697	1,275
Communications	2,171	1,433
Merger and conversion related expenses	948	478
Other	6,415	4,425
Total noninterest expense	69,814	47,319
Income before income taxes	31,742	22,257
Income taxes	10,526	7,017
Net income	$21,216	$15,240
Basic earnings per share	$0.53	$0.48
Diluted earnings per share	$0.52	$0.48
Cash dividends per common share	$0.17	$0.17

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2016	2015
Net income	$21,216	$15,240
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	3,107	2,624
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(20)	(32)
Total securities	3,087	2,592
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,266)	(669)
Totals derivative instruments	(1,266)	(669)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial gain recognized in net periodic pension cost	72	57
Total defined benefit pension and post-retirement benefit plans	72	57
Other comprehensive income, net of tax	1,893	1,980
Comprehensive income	$23,109	$17,220

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$21,216	$15,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	1,075
Depreciation, amortization and accretion	739	3,772
Deferred income tax expense	2,832	6,408
Funding of mortgage loans held for sale	(458,500)	(185,595)
Proceeds from sales of mortgage loans held for sale	391,552	113,076
Gains on sales of mortgage loans held for sale	(5,847)	(4,633)
Loss on sales of securities	71	—
Losses on sales of premises and equipment	5	4
Stock-based compensation	859	864
Decrease in FDIC loss-share indemnification asset, net of accretion	1,067	2,213
Decrease (increase) in other assets	11,827	(483)
Decrease in other liabilities	(8,298)	(14,432)
Net cash used in operating activities	(40,677)	(62,491)
Investing activities
Purchases of securities available for sale	(32,396)	(13,651)
Proceeds from sales of securities available for sale	4	—
Proceeds from call/maturities of securities available for sale	29,803	24,814
Purchases of securities held to maturity	(5,785)	(54,824)
Proceeds from call/maturities of securities held to maturity	15,193	13,922
Net (increase) decrease in loans	(157,198)	30,542
Purchases of premises and equipment	(2,656)	(5,924)
Proceeds from sales of other assets	3,611	8,147
Net cash (used in) provided by investing activities	(149,424)	3,026
Financing activities
Net increase in noninterest-bearing deposits	106,166	39,479
Net increase in interest-bearing deposits	106,105	64,872
Net decrease in short-term borrowings	(8,024)	(25,671)
Repayment of long-term debt	(938)	(978)
Cash paid for dividends	(6,892)	(5,398)
Cash received on exercise of stock-based compensation	382	28
Excess tax benefit (expense) from stock-based compensation	214	(71)
Net cash provided by financing activities	197,013	72,261
Net increase in cash and cash equivalents	6,912	12,796
Cash and cash equivalents at beginning of period	211,571	161,583
Cash and cash equivalents at end of period	$218,483	$174,379
Supplemental disclosures
Cash paid for interest	$6,297	$5,663
Cash paid for income taxes	$5,460	$1,368
Noncash transactions:
Transfers of loans to other real estate owned	$1,954	$5,559
Financed sales of other real estate owned	$92	$480
Transfers of loans held for sale to loan portfolio	$6,610	$—
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note A – Summary of Significant Accounting Policies
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, Georgia, north and central Alabama and north Florida.
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. On April 1, 2016, the Company completed its previously-announced acquisition of KeyWorth Bank (“KeyWorth”), a Georgia state bank headquartered in Atlanta, Georgia. The terms of the merger with KeyWorth are disclosed in Note M, "Mergers and Acquisitions". On April 26, 2016, shareholders of the Company approved a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock, par value $5.00 per share, from 75,000,000 shares to 150,000,000 shares. The increase in authorized shares of common stock does not impact the Company's financials as of March 31, 2016.
The Company has determined that other than the foregoing items, no significant events occurred after March 31, 2016 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share -Based Payment Accounting; (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flow; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting; (“ASU 2016-07”).  ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held but did not qualify for the equity method of accounting. For public business entities, the amendments in ASU 2016-07 are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.  The Company is currently evaluating the provisions of ASU 2016-07 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current U.S. GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current U.S. GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018.   The Company is evaluating the impact ASU 2016-02 will have on its financial position, results of operations, and other financial disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value.  For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income.  For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017.  The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). The update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. For public companies, this update became effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively. ASU 2015-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. In August 2015, the FASB issued ASU 2015-15 to clarify the Securities and Exchange Commission (“SEC”) staff’s position on presenting and measuring debt issue costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 are effective for interim and annual periods beginning after December 15, 2015. ASU 2015-03 and ASU 2015-15 are not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-16”). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  ASU 2014-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (i) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. ASU 2014-12 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

Proposed Accounting Pronouncements - In December 2012, the FASB announced a project related to the impairment of financial instruments in an effort to provide new guidance that would significantly change how entities measure and recognize credit impairment for certain financial assets. While completion of the project and related guidance is still pending, it is anticipated that new guidance will replace the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan. The FASB describes this revised model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The proposed scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. The final issuance date and the implementation date of the CECL guidance is currently pending, and the Company will continue to monitor FASB’s progress on this topic.

Note B – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Obligations of other U.S. Government agencies and corporations	$93,498	$58	$(505)	$93,051
Obligations of states and political subdivisions	354,878	18,150	(19)	373,009
	$448,376	$18,208	$(524)	$466,060
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$101,155	$26	$(1,214)	$99,967
Obligations of states and political subdivisions	357,245	16,636	(95)	373,786
	$458,400	$16,662	$(1,309)	$473,753

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Obligations of other U.S. Government agencies and corporations	$6,087	$140	$(10)	$6,217
Residential mortgage backed securities:
Government agency mortgage backed securities	357,942	5,703	(573)	363,072
Government agency collateralized mortgage obligations	179,764	2,205	(1,061)	180,908
Commercial mortgage backed securities:
Government agency mortgage backed securities	55,574	1,596	(35)	57,135
Government agency collateralized mortgage obligations	4,839	209	—	5,048
Trust preferred securities	24,732	—	(5,785)	18,947
Other debt securities	17,873	575	(22)	18,426
Other equity securities	2,426	1,265	—	3,691
	$649,237	$11,693	$(7,486)	$653,444

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$6,093	$126	$(19)	$6,200
Residential mortgage backed securities:
Government agency mortgage backed securities	362,669	3,649	(1,778)	364,540
Government agency collateralized mortgage obligations	168,916	1,449	(2,305)	168,060
Commercial mortgage backed securities:
Government agency mortgage backed securities	58,864	1,002	(107)	59,759
Government agency collateralized mortgage obligations	4,947	158	(1)	5,104
Trust preferred securities	24,770	—	(5,301)	19,469
Other debt securities	18,899	468	(34)	19,333
Other equity securities	2,500	1,840	—	4,340
	$647,658	$8,692	$(9,545)	$646,805

During the three months ended March 31, 2016, the Company sold an "other equity security" with a carrying value of $75 at the time of sale for net proceeds of $4 resulting in a loss of $71. During the same period in 2015, there were no securities sold.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains on sales of securities available for sale for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Gross gains on sales of securities available for sale	$—	$—
Gross losses on sales of securities available for sale	(71)	—
Loss on sales of securities available for sale, net	$(71)	$—

At March 31, 2016 and December 31, 2015, securities with a carrying value of $703,158 and $679,492, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $40,755 and $39,275 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2016 and December 31, 2015, respectively.
The amortized cost and fair value of securities at March 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$19,610	$19,780	$—	$—
Due after one year through five years	106,455	109,612	6,087	6,217
Due after five years through ten years	199,168	206,350	—	—
Due after ten years	123,143	130,318	24,732	18,947
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	357,942	363,072
Government agency collateralized mortgage obligations	—	—	179,764	180,908
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	55,574	57,135
Government agency collateralized mortgage obligations	—	—	4,839	5,048
Other debt securities	—	—	17,873	18,426
Other equity securities	—	—	2,426	3,691
	$448,376	$466,060	$649,237	$653,444

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2016
Obligations of other U.S. Government agencies and corporations	10	$40,832	$(264)	5	$24,745	$(241)	15	$65,577	$(505)
Obligations of states and political subdivisions	9	8,604	(17)	2	822	(2)	11	9,426	(19)
Total	19	$49,436	$(281)	7	$25,567	$(243)	26	75,003	$(524)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	10	$31,567	$(414)	8	$38,688	$(800)	18	$70,255	$(1,214)
Obligations of states and political subdivisions	6	4,815	(53)	7	4,921	(42)	13	9,736	(95)
Total	16	$36,382	$(467)	15	$43,609	$(842)	31	$79,991	$(1,309)
Available for Sale:
March 31, 2016
Obligations of other U.S. Government agencies and corporations	1	$3,990	$(10)	0	$—	$—	1	$3,990	$(10)
Residential mortgage backed securities:
Government agency mortgage backed securities	10	31,374	(136)	7	19,176	(437)	17	50,550	(573)
Government agency collateralized mortgage obligations	11	34,635	(115)	13	39,797	(946)	24	74,432	(1,061)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	6,874	(33)	1	808	(2)	5	7,682	(35)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,946	(5,785)	3	18,946	(5,785)
Other debt securities	2	3,637	(13)	1	1,398	(9)	3	5,035	(22)
Total	28	$80,510	$(307)	25	$80,125	$(7,179)	53	$160,635	$(7,486)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	1	$3,981	$(19)	0	$—	$—	1	$3,981	$(19)
Residential mortgage backed securities:
Government agency mortgage backed securities	34	130,306	(937)	9	27,431	(841)	43	157,737	(1,778)
Government agency collateralized mortgage obligations	25	52,128	(347)	16	51,574	(1,958)	41	103,702	(2,305)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	16,782	(104)	1	814	(3)	9	17,596	(107)
Government agency collateralized mortgage obligations	1	1,882	(1)	0	—	—	1	1,882	(1)
Trust preferred securities	0	—	—	3	19,469	(5,301)	3	19,469	(5,301)
Other debt securities	1	1,316	(3)	2	3,866	(31)	3	5,182	(34)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	70	$206,395	$(1,411)	31	$103,154	$(8,134)	101	$309,549	$(9,545)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and, with the exception of one of its pooled trust preferred securities (discussed below), is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three months ended March 31, 2016 or 2015.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $24,732 and $24,770 and a fair value of $18,947 and $19,469 at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the investments in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At March 31, 2016, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three months ended March 31, 2016.
The Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date and, therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at March 31, 2016, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2016:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,434	$5,743	$(2,691)	Baa3	19%
XXIV	Pooled	B-2	12,077	10,193	(1,884)	Caa2	28%
XXVI	Pooled	B-2	4,221	3,011	(1,210)	Ba3	25%
			$24,732	$18,947	$(5,785)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2016	2015
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at March 31	$(3,337)	$(3,337)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	March 31, 2016	December 31, 2015
Commercial, financial, agricultural	$654,934	$636,837
Lease financing	43,605	35,978
Real estate – construction	377,574	357,665
Real estate – 1-4 family mortgage	1,777,495	1,735,323
Real estate – commercial mortgage	2,607,510	2,533,729
Installment loans to individuals	113,280	115,093
Gross loans	5,574,398	5,414,625
Unearned income	(1,668)	(1,163)
Loans, net of unearned income	5,572,730	5,413,462
Allowance for loan losses	(42,859)	(42,437)
Net loans	$5,529,871	$5,371,025

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2016
Commercial, financial, agricultural	$1,297	$1,404	$651,749	$654,450	$—	$236	$248	$484	$654,934
Lease financing	—	—	43,605	43,605	—	—	—	—	43,605
Real estate – construction	898	242	376,434	377,574	—	—	—	—	377,574
Real estate – 1-4 family mortgage	8,785	6,783	1,751,451	1,767,019	254	2,256	7,966	10,476	1,777,495
Real estate – commercial mortgage	6,962	9,057	2,575,720	2,591,739	10	1,318	14,443	15,771	2,607,510
Installment loans to individuals	406	157	112,682	113,245	—	28	7	35	113,280
Unearned income	—	—	(1,668)	(1,668)	—	—	—	—	(1,668)
Total	$18,348	$17,643	$5,509,973	$5,545,964	$264	$3,838	$22,664	$26,766	$5,572,730
December 31, 2015
Commercial, financial, agricultural	$1,296	$1,077	$634,037	$636,410	$30	$133	$264	$427	$636,837
Lease financing	—	—	35,978	35,978	—	—	—	—	35,978
Real estate – construction	69	176	357,420	357,665	—	—	—	—	357,665
Real estate – 1-4 family mortgage	9,196	6,457	1,707,230	1,722,883	528	3,663	8,249	12,440	1,735,323
Real estate – commercial mortgage	4,849	8,581	2,504,192	2,517,622	568	2,263	13,276	16,107	2,533,729
Installment loans to individuals	260	102	114,671	115,033	—	53	7	60	115,093
Unearned income	—	—	(1,163)	(1,163)	—	—	—	—	(1,163)
Total	$15,670	$16,393	$5,352,365	$5,384,428	$1,126	$6,112	$21,796	$29,034	$5,413,462
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 310-20 “Nonrefundable Fees and Other Cost” (“ASC 310-20”) and are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2016
Commercial, financial, agricultural	$328	$321	$—	$321	$6
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	16,052	14,786	—	14,786	4,311
Real estate – commercial mortgage	20,067	16,450	—	16,450	3,082
Installment loans to individuals	67	67	—	67	—
Total	$36,514	$31,624	$—	$31,624	$7,399
December 31, 2015
Commercial, financial, agricultural	$1,308	$358	$12	$370	$6
Lease financing	—	—	—	—	—
Real estate – construction	2,710	2,698	—	2,698	20
Real estate – 1-4 family mortgage	18,193	16,650	—	16,650	4,475
Real estate – commercial mortgage	20,169	16,819	—	16,819	3,099
Installment loans to individuals	90	90	—	90	—
Totals	$42,470	$36,615	$12	$36,627	$7,600

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$326	$2	$950	$7
Lease financing	—	—	—	—
Real estate – construction	—	—	104	—
Real estate – 1-4 family mortgage	15,252	90	13,886	67
Real estate – commercial mortgage	16,547	132	25,618	177
Installment loans to individuals	67	1	—	—
Total	$32,192	$225	$40,558	$251

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) and are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2016
Commercial, financial, agricultural	$24,323	$4,807	$9,643	$14,450	$422
Lease financing	—	—	—	—	—
Real estate – construction	2,635	—	2,504	2,504	—
Real estate – 1-4 family mortgage	107,167	16,573	72,391	88,964	335
Real estate – commercial mortgage	279,548	56,555	160,034	216,589	1,264
Installment loans to individuals	3,239	393	2,109	2,502	1
Total	$416,912	$78,328	$246,681	$325,009	$2,022
December 31, 2015
Commercial, financial, agricultural	$27,049	$5,197	$11,292	$16,489	$353
Lease financing	—	—	—	—	—
Real estate – construction	2,916	—	2,749	2,749	—
Real estate – 1-4 family mortgage	109,293	15,702	75,947	91,649	256
Real estate – commercial mortgage	287,821	53,762	168,848	222,610	1,096
Installment loans to individuals	3,432	400	2,268	2,668	1
Totals	$430,511	$75,061	$261,104	$336,165	$1,706

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$18,024	$327	$25,978	$233
Lease financing	—	—	—	—
Real estate – construction	2,608	25	—	—
Real estate – 1-4 family mortgage	101,089	953	86,713	1,043
Real estate – commercial mortgage	250,041	2,831	242,712	2,871
Installment loans to individuals	2,954	29	4,215	46
Total	$374,716	$4,165	$359,618	$4,193
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
The following tables illustrate the impact of modifications classified as restructured loans and are segregated by class for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2016
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	10	780	662
Real estate – commercial mortgage	2	612	605
Installment loans to individuals	—	—	—
Total	12	$1,392	$1,267
March 31, 2015
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	17	1,198	1,037
Real estate – commercial mortgage	8	6,899	6,463
Installment loans to individuals	—	—	—
Total	25	$8,097	$7,500

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans totaling $136 that were contractually 90 days past due or more and still accruing at March 31, 2016 and two restructured loans totaling $314 that were contractually 90 days past due or more and still accruing at December 31, 2015. The outstanding balance of restructured loans on nonaccrual status was $12,531 and $13,517 at March 31, 2016 and December 31, 2015, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2016	86	$13,453
Additional loans with concessions	12	1,267
Reductions due to:
Reclassified as nonperforming	(2)	(134)
Paid in full	(4)	(398)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(142)
Lapse of concession period	—	—
Reclassified as performing	—	—
Totals at March 31, 2016	92	$14,046

The allocated allowance for loan losses attributable to restructured loans was $1,010 and $979 at March 31, 2016 and December 31, 2015, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2016 or December 31, 2015.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Pass	Watch	Substandard	Total
March 31, 2016
Commercial, financial, agricultural	$463,922	$9,302	$1,988	$475,212
Lease financing	—	—	—	—
Real estate – construction	289,169	679	—	289,848
Real estate – 1-4 family mortgage	287,219	8,102	12,112	307,433
Real estate – commercial mortgage	2,029,759	21,322	22,509	2,073,590
Installment loans to individuals	75	—	116	191
Total	$3,070,144	$39,405	$36,725	$3,146,274
December 31, 2015
Commercial, financial, agricultural	$465,185	$8,498	$1,734	$475,417
Lease financing	—	—	—	—
Real estate – construction	273,398	483	—	273,881
Real estate – 1-4 family mortgage	275,269	9,712	15,460	300,441
Real estate – commercial mortgage	1,968,352	27,175	20,683	2,016,210
Installment loans to individuals	51	—	5	56
Total	$2,982,255	$45,868	$37,882	$3,066,005

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

	Performing	Non- Performing	Total
March 31, 2016
Commercial, financial, agricultural	$165,137	$135	$165,272
Lease financing	41,937	—	41,937
Real estate – construction	85,153	69	85,222
Real estate – 1-4 family mortgage	1,377,078	4,020	1,381,098
Real estate – commercial mortgage	316,594	737	317,331
Installment loans to individuals	110,467	120	110,587
Total	$2,096,366	$5,081	$2,101,447
December 31, 2015
Commercial, financial, agricultural	$144,838	$93	$144,931
Lease financing	34,815	—	34,815
Real estate – construction	81,035	—	81,035
Real estate – 1-4 family mortgage	1,340,356	2,877	1,343,233
Real estate – commercial mortgage	294,042	867	294,909
Installment loans to individuals	112,275	94	112,369
Total	$2,007,361	$3,931	$2,011,292

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Covered Loans	Not Covered Loans	Total
March 31, 2016
Commercial, financial, agricultural	$232	$14,218	$14,450
Lease financing	—	—	—
Real estate – construction	85	2,419	2,504
Real estate – 1-4 family mortgage	26,612	62,352	88,964
Real estate – commercial mortgage	3,679	212,910	216,589
Installment loans to individuals	36	2,466	2,502
Total	$30,644	$294,365	$325,009
December 31, 2015
Commercial, financial, agricultural	$1,759	$14,730	$16,489
Lease financing	—	—	—
Real estate – construction	91	2,658	2,749
Real estate – 1-4 family mortgage	31,354	60,295	91,649
Real estate – commercial mortgage	33,726	188,884	222,610
Installment loans to individuals	43	2,625	2,668
Total	$66,973	$269,192	$336,165

The references in the table above and elsewhere in these Notes to "covered loans" and "not covered loans" (as well as to "covered OREO" and "not covered OREO") refer to loans (or OREO, as applicable) covered and not covered, respectively, by loss-share agreements with the FDIC. See Note E, "FDIC Loss-Share Indemnification Asset," below for more information.

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at March 31, 2016:

	Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$38,534	$415,174	$453,708
Nonaccretable difference(1)	(5,121)	(77,697)	(82,818)
Cash flows expected to be collected	33,413	337,477	370,890
Accretable yield(2)	(2,769)	(43,112)	(45,881)
Fair value	$30,644	$294,365	$325,009

(1)	Represents contractual principal and interest cash flows of $82,618 and $201, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $2,278 expected to be collected and purchase discount of $43,603.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Covered Loans	Not Covered Loans	Total
Balance at January 1, 2016	$(3,700)	$(44,592)	$(48,292)
Additions due to acquisition	725	(725)	—
Reclasses from nonaccretable difference	(213)	(1,134)	(1,347)
Accretion	391	3,339	3,730
Charge-offs	28	—	28
Balance at March 31, 2016	$(2,769)	$(43,112)	$(45,881)

The following table presents the fair value of loans acquired from Heritage Financial Group, Inc. (“Heritage”) as of the July 1, 2015 acquisition date.

At acquisition date:	July 1, 2015
Contractually-required principal and interest	$1,212,372
Nonaccretable difference	14,260
Cash flows expected to be collected	1,198,112
Accretable yield	69,465
Fair value	$1,128,647

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

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(657)	—	(116)	(1,001)	(180)	(1,954)
Recoveries	53	6	395	92	30	576
Net (charge-offs) recoveries	(604)	6	279	(909)	(150)	(1,378)
Provision for loan losses	601	85	365	530	198	1,779
Benefit attributable to FDIC loss-share agreements	(15)	—	(37)	(118)	—	(170)
Recoveries payable to FDIC	3	—	27	161	—	191
Provision for loan losses charged to operations	589	85	355	573	198	1,800
Ending balance	$4,171	$1,943	$14,542	$20,775	$1,428	$42,859
Period-End Amount Allocated to:
Individually evaluated for impairment	$6	$—	$4,311	$3,082	$—	$7,399
Collectively evaluated for impairment	3,743	1,943	9,896	16,429	1,427	33,438
Acquired with deteriorated credit quality	422	—	335	1,264	1	2,022
Ending balance	$4,171	$1,943	$14,542	$20,775	$1,428	$42,859

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(235)	—	(485)	(633)	(50)	(1,403)
Recoveries	35	6	155	112	33	341
Net (charge-offs) recoveries	(200)	6	(330)	(521)	(17)	(1,062)
Provision for loan losses	1,027	(63)	618	(887)	37	732
Benefit attributable to FDIC loss-share agreements	(25)	—	—	(101)	—	(126)
Recoveries payable to FDIC	2	1	208	258	—	469
Provision for loan losses charged to operations	1,004	(62)	826	(730)	37	1,075
Ending balance	$4,109	$1,359	$14,045	$21,508	$1,281	$42,302
Period-End Amount Allocated to:
Individually evaluated for impairment	$—	$—	$4,227	$2,293	$—	$6,520
Collectively evaluated for impairment	2,911	1,359	9,541	18,102	1,280	33,193
Acquired with deteriorated credit quality	1,198	—	277	1,113	1	2,589
Ending balance	$4,109	$1,359	$14,045	$21,508	$1,281	$42,302

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
March 31, 2016
Individually evaluated for impairment	$321	$—	$14,786	$16,450	$67	$31,624
Collectively evaluated for impairment	640,163	375,070	1,673,745	2,374,471	152,648	5,216,097
Acquired with deteriorated credit quality	14,450	2,504	88,964	216,589	2,502	325,009
Ending balance	$654,934	$377,574	$1,777,495	$2,607,510	$155,217	$5,572,730
December 31, 2015
Individually evaluated for impairment	$370	$2,698	$16,650	$16,819	$90	$36,627
Collectively evaluated for impairment	619,978	352,218	1,627,024	2,294,300	147,150	5,040,670
Acquired with deteriorated credit quality	16,489	2,749	91,649	222,610	2,668	336,165
Ending balance	$636,837	$357,665	$1,735,323	$2,533,729	$149,908	$5,413,462

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs, as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
March 31, 2016
Residential real estate	$563	$4,409	$4,972
Commercial real estate	86	11,261	11,347
Residential land development	1	4,469	4,470
Commercial land development	723	11,722	12,445
Total	$1,373	$31,861	$33,234
December 31, 2015
Residential real estate	$529	$4,265	$4,794
Commercial real estate	346	11,041	11,387
Residential land development	1	4,595	4,596
Commercial land development	1,942	12,683	14,625
Total	$2,818	$32,584	$35,402

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2016	$2,818	$32,584	$35,402
Transfer of balance to non-covered OREO(1)	(1,341)	1,341	—
Transfers of loans	234	1,720	1,954
Impairments(2)	(46)	(285)	(331)
Dispositions	(208)	(3,453)	(3,661)
Other	(84)	(46)	(130)
Balance at March 31, 2016	$1,373	$31,861	$33,234

(1)
Represents a transfer of balance on non-single family assets of Citizens Bank of Effingham (assumed in the Heritage acquisition). The claim period to submit losses to the FDIC for reimbursement ended February 29, 2016 for non-single family assets.

(2)
Of the total impairment charges of $46 recorded for covered OREO, $9 was included in the Consolidated Statements of Income for the three months ended March 31, 2016, while the remaining $37 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Repairs and maintenance	$197	$193
Property taxes and insurance	470	236
Impairments	294	442
Net losses (gains) on OREO sales	50	(288)
Rental income	(54)	(51)
Total	$957	$532

Note E – FDIC Loss-Share Indemnification Asset
(In Thousands)
As part of the loan portfolio and OREO fair value estimation in connection with FDIC-assisted acquisitions, a FDIC loss-share indemnification asset is established, which represents the present value as of the acquisition date of the estimated losses on covered assets to be reimbursed by the FDIC. Pursuant to the terms of our loss-share agreements (including those assumed in connection with the Heritage acquisition), the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered assets. The estimated losses are based on the same cash flow estimates used in determining the fair value of the covered assets. The FDIC loss-share indemnification asset is reduced as losses are recognized on covered assets and loss-share payments are received from the FDIC. Realized losses in excess of estimates as of the date of the acquisition increase the FDIC loss-share indemnification asset. Conversely, when realized losses are less than these estimates, the portion of the FDIC loss-share indemnification asset no longer expected to result in a payment from the FDIC is amortized into interest income using the effective interest method.

Changes in the FDIC loss-share indemnification asset were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Balance at January 1, 2016	$7,149
Realized losses in excess of initial estimates on:
Loans	36
OREO	37
Reimbursable expenses	—
Amortization	(171)
Reimbursements received from the FDIC	(98)
(Due from)/Due to FDIC	(835)

Balance at March 31, 2016	$6,118

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”), included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. No impairment losses on MSRs were recognized in earnings for the three months ended March 31, 2016 or 2015. During the first quarter of 2016, the Company sold MSRs relating to the mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no sales of MSRs in the first quarter of 2015.
Changes in the Company’s mortgage servicing rights were as follows:

Balance at January 1, 2016	$29,642
Sale of MSRs	(18,477)
Capitalization	2,869
Amortization	(668)

Balance at March 31, 2016	$13,366

Data and key economic assumptions related to the Company’s mortgage servicing rights as of March 31, 2016 are as follows:

Unpaid principal balance	$1,433,010

Weighted-average prepayment speed (CPR)	11.01%
Estimated impact of a 10% increase	$(591)
Estimated impact of a 20% increase	(1,138)

Discount rate	9.53%
Estimated impact of a 10% increase	$(505)
Estimated impact of a 20% increase	(975)

Weighted-average coupon interest rate	4.04%
Weighted-average servicing fee (basis points)	25.16
Weighted-average remaining maturity (in years)	10.09

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
In connection with the acquisition of Heritage, the Company assumed the noncontributory defined benefit pension plan maintained by HeritageBank of the South, Heritage's wholly-owned banking subsidiary (“HeritageBank”), under which accruals had ceased and the plan had been terminated by HeritageBank immediately prior to the acquisition date. The Company will sponsor the plan until satisfactory status of termination has been received from both the Pension Benefit Guarantee Corporation and the Internal Revenue Service at which point final distribution will be made to participants.
The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Service cost (return)	$—	$—	$—	$—	$4	$4
Interest cost (return)	306	271	69	—	14	15
Expected (return) on plan assets	(469)	(511)	(45)	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss (gain)	100	73	—	—	17	20
Net periodic benefit cost (return)	$(63)	$(167)	$24	$—	$35	$39

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three months ended March 31, 2016 and 2015.

The following table summarizes the changes in stock options as of and for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	621,444	$17.88
Granted	—	—
Exercised	(26,960)	14.93
Forfeited	—	—
Options outstanding at end of period	594,484	$18.01

The Company awards performance-based restricted stock to executives and time-based restricted stock to directors and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2016:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period		$—	105,438	$31.04
Awarded	61,700	31.12	40,980	31.12
Vested	—	—	—	—
Cancelled	—	—	(14,000)	32.51
Nonvested at end of period	61,700	$31.12	132,418	$30.91
During the three months ended March 31, 2016, the Company reissued 80,462 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $859 and $864 for the three months ended March 31, 2016 and 2015, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides financial information for the Company’s operating segments for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2016
Net interest income	$70,821	$86	$434	$(1,287)	$70,054
Provision for loan losses	1,813	—	(13)	—	1,800
Noninterest income	27,571	3,000	2,985	(254)	33,302
Noninterest expense	65,211	1,736	2,738	129	69,814
Income (loss) before income taxes	31,368	1,350	694	(1,670)	31,742
Income taxes	10,639	530	—	(643)	10,526
Net income (loss)	$20,729	$820	$694	$(1,027)	$21,216

Total assets	$8,053,379	$23,013	$46,645	$23,192	$8,146,229
Goodwill	446,658	2,767	—	—	449,425

Three months ended March 31, 2015
Net interest income	$49,516	$69	$430	$(1,234)	$48,781
Provision for loan losses	1,078	—	(3)	—	1,075
Noninterest income	17,101	2,395	2,365	9	21,870
Noninterest expense	43,383	1,621	2,107	208	47,319
Income (loss) before income taxes	22,156	843	691	(1,433)	22,257
Income taxes	7,256	320	—	(559)	7,017
Net income (loss)	$14,900	$523	$691	$(874)	$15,240

Total assets	$5,800,703	$19,960	$43,958	$17,228	$5,881,849
Goodwill	271,938	2,767	—	—	274,705

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,217	$—	$6,217
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	363,072	—	363,072
Government agency collateralized mortgage obligations	—	180,908	—	180,908
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	57,135	—	57,135
Government agency collateralized mortgage obligations	—	5,048	—	5,048
Trust preferred securities	—	—	18,947	18,947
Other debt securities	—	18,426	—	18,426
Other equity securities	—	3,691	—	3,691
Total securities available for sale	—	634,497	18,947	653,444
Derivative instruments:
Interest rate contracts	—	4,181	—	4,181
Interest rate lock commitments	—	6,231	—	6,231
Forward commitments	—	36	—	36
Total derivative instruments	—	10,448	—	10,448
Mortgage loans held for sale	—	298,365	—	298,365
Total financial assets	$—	$943,310	$18,947	$962,257
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$6,328	$—	$6,328
Interest rate contracts	—	4,181	—	4,181
Interest rate lock commitments	—	95	—	95
Forward commitments	—	3,788	—	3,788
Total derivative instruments	—	14,392	—	14,392
Total financial liabilities	$—	$14,392	$—	$14,392

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,200	$—	$6,200
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	364,540	—	364,540
Government agency collateralized mortgage obligations	—	168,060	—	168,060
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	59,759	—	59,759
Government agency collateralized mortgage obligations	—	5,104	—	5,104
Trust preferred securities	—	—	19,469	19,469
Other debt securities	—	19,333	—	19,333
Other equity securities	—	4,340	—	4,340
Total securities available for sale	—	627,336	19,469	646,805
Derivative instruments:
Interest rate contracts	—	2,544	—	2,544
Interest rate lock commitments	—	4,508	—	4,508
Forward commitments	—	446	—	446
Total derivative instruments	—	7,498	—	7,498
Mortgage loans held for sale	—	225,254	—	225,254
Total financial assets	$—	$860,088	$19,469	$879,557
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$4,266	$—	$4,266
Interest rate contracts	—	2,544	—	2,544
Forward commitments	—	509	—	509
Total derivative instruments	—	7,319	—	7,319
Total financial liabilities	$—	$7,319	$—	$7,319

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31, 2016	Trust preferred securities
Balance at January 1, 2016	$19,469
Accretion included in net income	7
Unrealized losses included in other comprehensive income	(481)
Purchases	—
Sales	—
Issues	—
Settlements	(48)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2016	$18,947

Three Months Ended March 31, 2015	Trust preferred securities
Balance at January 1, 2015	$19,756
Accretion included in net income	8
Unrealized gains included in other comprehensive income	716
Reclassification adjustment	—
Purchases	—
Sales	—
Issues	—
Settlements	(354)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2015	$20,126

For the three months ended March 31, 2016 and 2015, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of March 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$18,947	Discounted cash flows	Default rate	0-100%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$3,460	$3,460
OREO	—	—	2,633	2,633
Total	$—	$—	$6,093	$6,093

December 31, 2015	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$6,508	$6,508
OREO	—	—	12,839	12,839
Total	$—	$—	$19,347	$19,347

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the three months ended March 31, 2016 or 2015. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $4,562 and $7,191 at March 31, 2016 and December 31, 2015, respectively, and a specific reserve for these loans of $1,102 and $683 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	March 31, 2016	December 31, 2015
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$111	$—
Impairment recognized in results of operations	(9)	—
Increase in FDIC loss-share indemnification asset	(37)	—
Receivable from other guarantor	—	—
Fair value	$65	$—
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$2,853	$14,726
Impairment recognized in results of operations	(285)	(1,887)
Fair value	$2,568	$12,839

The following table presents information as of March 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,460	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	2,633	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $5,527 and $27 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

March 31, 2016	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$298,365	$286,619	$11,746
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of March 31, 2016	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$218,483	$218,483	$—	$—	$218,483
Securities held to maturity	448,376	—	448,376	—	448,376
Securities available for sale	653,444	—	634,497	18,947	653,444
Mortgage loans held for sale	298,365	—	298,365	—	298,365
Loans covered under loss-share agreements	44,989	—	—	43,011	43,011
Loans not covered under loss-share agreements, net	5,484,882	—	—	5,456,034	5,456,034
FDIC loss-share indemnification asset	6,118	—	—	6,118	6,118
Mortgage servicing rights	13,366	—	—	13,615	13,615
Derivative instruments	10,448	—	10,448	—	10,448
Financial liabilities
Deposits	$6,431,377	$4,934,645	$1,504,606	$—	$6,439,251
Short-term borrowings	414,255	414,255	—	—	414,255
Other long-term borrowings	181	181	—	—	181
Federal Home Loan Bank advances	52,003	—	55,407	—	55,407
Junior subordinated debentures	95,232	—	75,218	—	75,218
Derivative instruments	14,392	—	14,392	—	14,392

		Fair Value
As of December 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$211,571	$211,571	$—	$—	$211,571
Securities held to maturity	458,400	—	473,753	—	473,753
Securities available for sale	646,805	—	627,336	19,469	646,805
Mortgage loans held for sale	225,254	—	225,254	—	225,254
Loans covered under loss-share agreements	93,142	—	—	92,528	92,528
Loans not covered under loss-share agreements, net	5,277,883	—	—	5,208,630	5,208,630
FDIC loss-share indemnification asset	7,149	—	—	7,149	7,149
Mortgage servicing rights	29,642	—	—	33,283	33,283
Derivative instruments	7,498	—	7,498	—	7,498
Financial liabilities
Deposits	$6,218,602	$4,723,312	$1,502,202	$—	$6,225,514
Short-term borrowings	422,279	422,279	—	—	422,279
Other long-term borrowings	192	192	—	—	192
Federal Home Loan Bank advances	52,930	—	56,101	—	56,101
Junior subordinated debentures	95,095	—	78,095	—	78,095
Derivative instruments	7,319	—	7,319	—	7,319

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Securities held to maturity: Securities held to maturity consist of debt securities such as obligations of U.S. Government agencies, states, and other political subdivisions. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices in active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2016 and December 31, 2015, and no impairment charges were recognized in earnings for the three months ended March 31, 2016 or 2015.
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

Note J – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2016, the Company had notional amounts of $71,448 on interest rate contracts with corporate customers and $71,448 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $247,181 and $251,676 at March 31, 2016 and December 31, 2015, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $492,250 and $293,500 at March 31, 2016 and December 31, 2015, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,181	$2,544
Interest rate lock commitments	Other Assets	6,231	4,508
Forward commitments	Other Assets	36	446
Totals		$10,448	$7,498
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$6,328	$4,266
Totals		$6,328	$4,266
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$4,181	$2,544
Interest rate lock commitments	Other Liabilities	95	—
Forward commitments	Other Liabilities	3,788	509
Totals		$8,064	$3,053

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$533	$557
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	1,628	2,705
Forward commitments
Included in gains on sales of mortgage loans held for sale	(3,688)	(575)
Total	$(1,527)	$2,687

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2016 and 2015. The impact on other comprehensive income for the three months ended March 31, 2016 and 2015, can be seen at Note K, "Other Comprehensive Income."

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Gross amounts recognized	$37	$446	$13,312	$6,454
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	37	446	13,312	6,454
Gross amounts not offset in the consolidated balance sheets
Financial instruments	37	282	37	282
Financial collateral pledged	—	—	9,872	6,020
Net amounts	$—	$164	$3,403	$152

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2016
Securities available for sale:
Unrealized holding gains on securities	$5,060	$1,953	$3,107
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(33)	(13)	(20)
Total securities available for sale	5,027	1,940	3,087
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,062)	(796)	(1,266)
Total derivative instruments	(2,062)	(796)	(1,266)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial gain recognized in net periodic pension cost	117	45	72
Total defined benefit pension and post-retirement benefit plans	117	45	72
Total other comprehensive income	$3,082	$1,189	$1,893
Three months ended March 31, 2015
Securities available for sale:
Unrealized holding gains on securities	$4,249	$1,625	$2,624
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(51)	(19)	(32)
Total securities available for sale	4,198	1,606	2,592
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,084)	(415)	(669)
Total derivative instruments	(1,084)	(415)	(669)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial gain recognized in net periodic pension cost	93	36	57
Total defined benefit pension and post-retirement benefit plans	93	36	57
Total other comprehensive income	$3,207	$1,227	$1,980

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	March 31, 2016	December 31, 2015
Unrealized gains on securities	$19,587	$16,500
Non-credit related portion of other-than-temporary impairment on securities	(16,735)	(16,735)
Unrealized losses on derivative instruments	(3,148)	(1,882)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,346)	(7,418)
Total accumulated other comprehensive loss	$(7,642)	$(9,535)

Note L – Net Income Per Common Share

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended
	March 31,
	2016	2015
Basic
Net income applicable to common stock	$21,216	$15,240
Average common shares outstanding	40,324,475	31,576,275
Net income per common share - basic	$0.53	$0.48
Diluted
Net income applicable to common stock	$21,216	$15,240
Average common shares outstanding	40,324,475	31,576,275
Effect of dilutive stock-based compensation	234,670	239,435
Average common shares outstanding - diluted	40,559,145	31,815,710
Net income per common share - diluted	$0.52	$0.48

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Number of shares	21,500	2,568
Range of exercise prices	$32.6	$29.57 - $29.67

Note M – Mergers and Acquisitions
(In Thousands, Except Share Data)

Definitive merger agreement with KeyWorth Bank
Effective April 1, 2016, the Company completed its previously-announced merger with KeyWorth Bank (“KeyWorth”), pursuant to the Agreement and Plan of Merger by and among Renasant, Renasant Bank and KeyWorth dated as of October 20, 2015 in a transaction valued at approximately $59,000. The Company issued 1,680,021 shares of common stock and paid approximately $3,594 to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth. At closing, KeyWorth merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger.

Prior to any determination of purchase accounting adjustments, the transaction will add to the Company approximately $399,250 in assets, $284,400 in loans and $347,000 in deposits, and six banking locations in the Atlanta metropolitan area. The Company is finalizing the fair value of certain assets and liabilities assumed as part of the acquisition.

Acquisition of Heritage Financial Group, Inc.

Effective July 1, 2015, the Company completed its acquisition by merger with Heritage Financial Group, Inc. (“Heritage”) in a transaction valued at $295,444. The Company issued 8,635,879 shares of common stock and paid $5,915 to Heritage stock option holders for 100% of the voting equity interest in Heritage. At closing, Heritage merged with and into the Company, with the

Company surviving the merger. On the same date, HeritageBank was merged into Renasant Bank. On July 1, 2015, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida.

The Company recorded approximately $186,992 in intangible assets which consist of goodwill of $174,736 and a core deposit intangible of $12,256. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company's acquisition of Heritage based on their fair values on July 1, 2015. The Company is finalizing the fair value of certain assets and liabilities. As a result, the adjustments included in the following table are preliminary and may change.

Purchase Price:
Shares issued to common shareholders	8,635,879
Purchase price per share	$32.60
Value of stock paid		$281,530
Cash paid for fractional shares		26
Cash settlement for stock options, net of tax benefit		5,915
Compensation expense incurred from the termination of Heritage's ESOP		—
Deal charges		7,973
Total Purchase Price		$295,444
Net Assets Acquired:
Stockholders’ equity at acquisition date	$160,652
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(1,401)
Mortgage loans held for sale	(3,158)
Loans, net of Heritage's allowance for loan losses	(15,524)
Fixed assets	(7,169)
Intangible assets, net of Heritage's existing core deposit intangible	18,193
Other real estate owned	1,390
FDIC loss-share indemnification asset	(15,247)
Other assets	3,045
Deposits	(3,776)
Other liabilities	(7,920)
Deferred income taxes	(8,377)
Total Net Assets Acquired		120,708
Goodwill resulting from merger(1)		$174,736
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

Cash and cash equivalents	$38,626
Securities	177,849
Loans, including mortgage loans held for sale, net of unearned income	1,459,724
Premises and equipment	42,164
Other real estate owned	9,972
Intangible assets	186,992
Other assets	104,697
Total assets	2,020,024

Deposits	1,375,354
Borrowings	314,656
Other liabilities	34,570
Total liabilities	1,724,580

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the three months ended March 31, 2016 and 2015 of the Company as though the Heritage merger had been completed as of January 1, 2014. The unaudited estimated pro forma information combines the historical results of Heritage with the Company's historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Three Months Ended
	March 31,
	2016	2015
Interest income	$76,259	$75,905
Interest expense	6,205	6,861
Net interest income	70,054	69,044
Provision for loan and lease losses	1,800	1,150
Noninterest income	33,302	33,527
Noninterest expense	69,814	71,961
Income before income taxes	31,742	29,460
Income taxes	10,526	9,556
Net income	21,216	19,904

Earnings per share:
Basic	$0.53	$0.59
Diluted	$0.52	$0.59

In connection with the acquisition of Heritage, the Bank assumed two loss-sharing agreements with the FDIC which covered Citizens Bank of Effingham (“Citizens”) and First Southern National Bank (“First Southern”). The claim periods to submit losses to the FDIC for reimbursement ended February 29, 2016 for non-single family Citizens loans and ends February 28, 2021 for single family Citizens loans. The claim periods to submit losses to the FDIC for reimbursement ends August 31, 2016 for non-single family First Southern loans and August 31, 2021 for single family First Southern loans.

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

FDIC-Assisted Acquisitions

On February 4, 2011, the Bank entered into a purchase and assumption agreement with loss-share agreements with the FDIC to acquire specified assets and assume specified liabilities of American Trust Bank, a Georgia-chartered bank headquartered in Roswell, Georgia (“American Trust”). American Trust operated 3 branches in the northwest region of Georgia. In connection with the acquisition, the Bank entered into loss-share agreements with the FDIC that covered $73,657 of American Trust loans (the “covered ATB loans”). The Bank will share in the losses on the asset pools (including single family residential mortgage loans and commercial loans) covered under the loss-share agreements. Pursuant to the terms of the loss-share agreements, the FDIC is obligated to reimburse the Bank for 80% of all eligible losses with respect to covered ATB loans, beginning with the first dollar of loss incurred. The Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to covered ATB loans. The claim periods to submit losses to the FDIC for reimbursement ended February 5, 2016 for non-single family ATB loans and ends February 28, 2021 for single family ATB loans.

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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of March 31,

	2016		2015
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$688,601	9.19%	$539,523	9.74%
Common Equity Tier 1 Capital to Risk-Weighted Assets	597,827	9.88%	448,027	10.35%
Tier 1 Capital to Risk-Weighted Assets	688,601	11.38%	539,523	12.47%
Total Capital to Risk-Weighted Assets	736,354	12.17%	584,916	13.51%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$662,524	8.86%	$523,505	9.48%
Common Equity Tier 1 Capital to Risk-Weighted Assets	662,524	10.98%	523,505	12.13%
Tier 1 Capital to Risk-Weighted Assets	662,524	10.98%	523,505	12.13%
Total Capital to Risk-Weighted Assets	709,708	11.76%	568,326	13.16%

In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”) that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement (“CET1”), and a higher minimum Tier 1 capital requirement, as reflected in the table above, and adjusted other items affecting the calculation of the numerator of a banking organization’s risk-based capital ratios. The new CET1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to the Company or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note O – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At March 31, 2016 and December 31, 2015, the Company’s carrying value of QAHPs was $7,341 and $7,666, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Tax credit amortization	$324	$324
Tax credits and other benefits	(471)	(471)
Total	$(147)	$(147)

Note P – Income Taxes

(In Thousands)

The following table is a summary of the Company's temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	March 31,		December 31,
	2016	2015	2015
Deferred tax assets
Allowance for loan losses	$20,787	$16,554	$17,430
Loans	29,042	17,156	26,239
Deferred compensation	10,786	7,524	17,060
Securities	2,572	1,331	2,572
Net unrealized losses on securities - OCI	4,876	3,550	6,065
Impairment of assets	3,280	3,846	3,271
Federal and State net operating loss carryforwards	5,124	1,496	3,681
Other	4,957	1,997	4,927
Gross deferred tax assets	81,424	53,454	81,245
Valuation allowance on state net operating loss carryforwards	—	—	—
Total deferred tax assets	81,424	53,454	81,245
Deferred tax liabilities
FDIC loss-share indemnification asset	1,807	3,199	1,927
Investment in partnerships	2,343	2,600	2,507
Core deposit intangible	2,992	1,961	3,386
Fixed assets	924	2,947	673
Mortgage servicing rights	3,977	—	4,032
Subordinated debt	4,234	4,455	4,287
Other	4,855	490	2,364
Total deferred tax liabilities	21,132	15,652	19,176
Net deferred tax assets	$60,292	$37,802	$62,069

The Company acquired federal net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321, of which $12,201 remained to be utilized as of March 31, 2016 and will expire at various dates beginning in 2024.

State net operating losses acquired in the Heritage acquisition totaled $17,168, substantially all of which remained to be utilized as of March 31, 2016 and will expire at various dates beginning in 2024.

The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the three months ended March 31, 2016 and 2015 or the year ended December 31, 2015.

Note Q – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the three months ended March 31, 2016 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2016	$443,104	$2,767	$445,871
Addition to goodwill from Heritage acquisition	3,554	—	3,554
Adjustment to previously recorded goodwill	—	—	—
Balance at March 31, 2016	$446,658	$2,767	$449,425

The addition to goodwill from the Heritage acquisition is due to changes in estimated values of assets acquired and liabilities assumed related to Heritage's mortgage operations. The Company is finalizing the fair value of certain assets and liabilities, including mortgage operations, benefit plans and taxes.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2016
Core deposit intangible	$45,982	$(20,236)	$25,746
Customer relationship intangible	1,970	(602)	1,368
Total finite-lived intangible assets	$47,952	$(20,838)	$27,114
December 31, 2015
Core deposit intangible	$45,982	$(18,572)	$27,410
Customer relationship intangible	1,970	(569)	1,401
Total finite-lived intangible assets	$47,952	$(19,141)	$28,811

Amortization expense for core deposit intangibles totaled $1,700 and expense for customer relationship intangibles totaled $33 for the three months ended March 31, 2016. For the same period in 2015, amortization expense for core deposit intangibles totaled $1,200 and expense for customer relationship intangibles totaled $33.

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2016 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2016	$6,327	$131	$6,458
2017	5,372	131	$5,503
2018	4,570	131	$4,701
2019	3,830	131	$3,961
2020	2,982	131	$3,113

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2016 compared to December 31, 2015.

Acquisition of Heritage Financial Group, Inc.

On July 1, 2015, the Company completed its acquisition of Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South. On the same date, HeritageBank of the South was merged into Renasant Bank. See Note M, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for details regarding the Company’s merger with Heritage. The Company's financial condition and results of operations include the impact of Heritage's operations since the acquisition date.
Assets
Total assets were $8,146,229 at March 31, 2016 compared to $7,926,496 at December 31, 2015. The acquisition of Heritage increased total assets $2,020,024 at July 1, 2015.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2016	Percentage of Portfolio	December 31, 2015	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$99,715	9.05%	$107,355	9.71%
Obligations of states and political subdivisions	354,878	32.21	357,245	32.32
Mortgage-backed securities	606,163	55.02	597,463	54.07
Trust preferred securities	18,947	1.72	19,469	1.76
Other debt securities	18,426	1.67	19,333	1.75
Other equity securities	3,691	0.33	4,340	0.39
	$1,101,820	100.00%	$1,105,205	100.00%

The balance of our securities portfolio at March 31, 2016 decreased $3,385 to $1,101,820 from $1,105,205 at December 31, 2015. During the three months ended March 31, 2016, we purchased $38,181 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 84.85% of the purchases during the first quarter of 2016. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Government agency and municipal securities accounted for the remainder of the securities purchased in the first quarter of 2016. Proceeds from maturities, calls, sales and principal payments on securities during the first three months of 2016 totaled $45,000.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $24,732 and $24,770 and a fair value of $18,947 and $19,469 at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the investment in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the three months ended March 31, 2016 or 2015. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in “payment in kind” status where interest payments are not expected until a future date and therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at March 31, 2016, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

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
Loans
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2016	Percentage of Total Loans	December 31, 2015	Percentage of Total Loans
Commercial, financial, agricultural	$654,934	11.75%	$636,837	11.76%
Lease financing	41,937	0.75	34,815	0.64
Real estate – construction	377,574	6.78	357,665	6.61
Real estate – 1-4 family mortgage	1,777,495	31.90	1,735,323	32.06
Real estate – commercial mortgage	2,607,510	46.79	2,533,729	46.80
Installment loans to individuals	113,280	2.03	115,093	2.13
Total loans, net of unearned income	$5,572,730	100.00%	$5,413,462	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2016, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at March 31, 2016 were $5,572,730, an increase of $159,268 from $5,413,462 at December 31, 2015. Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”), including the two loss-share agreements assumed in connection with the Heritage acquisition, were $44,989 at March 31, 2016, a decrease of $48,153, or 51.70%, compared to $93,142 at December 31, 2015 as a result of the expiration of loss-share coverage on certain loans as discussed below. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Renasant Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on July 31, 2020 for loans acquired from Crescent Bank & Trust Company (“Crescent”), February 28, 2021 for loans acquired from each of American Trust Bank (“American Trust”) and Citizens Bank of Effingham (“Citizens Effingham”) and August 31, 2021 for loans acquired from First Southern National Bank (“First Southern”). For qualifying losses on commercial loans, reimbursement runs for five years, which ended July 25, 2015 for Crescent loans, February 5, 2016 for American Trust loans and February 18, 2016 for Citizens Effingham loans and ends August 19, 2016 for First Southern loans. As a result of the expiration of the loss-share agreement as described above, the Company reclassified loans totaling $54,495 from acquired covered loans to acquired non-covered during the third quarter of 2015 and reclassified $42,637 from acquired covered to acquired not covered during the first quarter of 2016.
Loans not covered under loss-share agreements with the FDIC at March 31, 2016 were $5,527,741, compared to $5,320,320 at December 31, 2015. Loans acquired and not covered under loss sharing agreements totaled $1,453,328 at March 31, 2016 compared to $1,489,886 at December 31, 2015. Excluding the loans acquired from previous acquisitions or in FDIC-assisted transactions (collectively referred to as "acquired loans"), loans increased $243,979 during the three months ended March 31, 2016. The Company experienced loan growth across all categories of loans with loans from our new commercial business lines, which consist of asset-based lending, equipment leasing and healthcare banking groups, contributing $27,216 of the total increase in loans from December 31, 2015.
Looking at the change in loans geographically, loans in our Mississippi, Tennessee and Georgia markets increased $12,793, $18,505 and $46,870, respectively, while loans in our Alabama and Florida markets (collectively referred to as our “Central Division”) increased by $64,439 when compared to December 31, 2015 (the Company entered its Florida markets on July 1, 2015 as a result of the Heritage acquisition).
The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	March 31, 2016
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$520,463	$624	$133,847	$654,934
Lease financing	41,937	—	—	41,937
Real estate – construction:
Residential	133,196	86	35,552	168,834
Commercial	191,722	—	16,748	208,470
Condominiums	270	—	—	270
Total real estate – construction	325,188	86	52,300	377,574
Real estate – 1-4 family mortgage:
Primary	691,596	21,813	323,162	1,036,571
Home equity	316,305	7,982	67,892	392,179
Rental/investment	205,772	5,739	61,885	273,396
Land development	50,206	816	24,327	75,349
Total real estate – 1-4 family mortgage	1,263,879	36,350	477,266	1,777,495
Real estate – commercial mortgage:
Owner-occupied	741,130	1,462	353,181	1,095,773
Non-owner occupied	958,358	4,441	358,849	1,321,648
Land development	136,565	1,967	51,557	190,089
Total real estate – commercial mortgage	1,836,053	7,870	763,587	2,607,510
Installment loans to individuals	86,893	59	26,328	113,280
Total loans, net of unearned income	$4,074,413	$44,989	$1,453,328	$5,572,730

	December 31, 2015
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Non-covered	Total Loans
Commercial, financial, agricultural	$485,407	$2,406	$149,024	$636,837
Lease financing	34,815	—	—	34,815
Real estate – construction:
Residential	123,711	91	44,813	168,615
Commercial	166,006	39	20,524	186,569
Condominiums	1,984	—	497	2,481
Total real estate – construction	291,701	130	65,834	357,665
Real estate – 1-4 family mortgage:
Primary	661,135	27,270	343,504	1,031,909
Home equity	304,045	9,120	69,090	382,255
Rental/investment	196,217	7,686	48,063	251,966
Land development	42,831	1,912	24,450	69,193
Total real estate – 1-4 family mortgage	1,204,228	45,988	485,107	1,735,323
Real estate – commercial mortgage:
Owner-occupied	709,598	15,297	357,659	1,082,554
Non-owner occupied	896,060	24,343	351,856	1,272,259
Land development	123,391	4,910	50,615	178,916
Total real estate – commercial mortgage	1,729,049	44,550	760,130	2,533,729
Installment loans to individuals	85,234	68	29,791	115,093
Total loans, net of unearned income	$3,830,434	$93,142	$1,489,886	$5,413,462

Mortgage loans held for sale were $298,365 at March 31, 2016 compared to $225,254 at December 31, 2015. Originations of mortgage loans to be sold totaled $458,500 in the three months ended March 31, 2016 compared to $185,595 for the same period in 2015. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations. For the three months ended March 31, 2016, originations of mortgage loans from the Company's existing mortgage operations were $199,668 while originations from Heritage's mortgage operations were $258,832.

Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty days after the loan is funded; however, in recent quarters, the Company has elected to hold these loans longer than thirty days to collect additional interest payments without negatively impacting the income generated from the sale of these loans. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $6,431,377 and $6,218,602 at March 31, 2016 and December 31, 2015, respectively. Noninterest-bearing deposits were $1,384,503 and $1,278,337 at March 31, 2016 and December 31, 2015, respectively, while interest-bearing deposits were $5,046,874 and $4,940,265 at March 31, 2016 and December 31, 2015, respectively. The acquisition of Heritage increased total deposits by $1,375,354 at the acquisition date. This consisted of noninterest-bearing deposits of $279,123 and interest-bearing deposits of $1,096,231. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits which has resulted in the Company relying less on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $868,340 and $775,385 at March 31, 2016 and December 31, 2015, respectively.

Looking at the change in deposits geographically, deposits in our Mississippi, Tennessee and Georgia markets increased $186,968, $9,860 and $55,712, respectively, from December 31, 2015, while deposits in our Central Division markets decreased $36,482 from December 31, 2015.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, overnight borrowings, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There were $414,255 of short-term borrowings, consisting of security repurchase agreements of $6,555 and overnight borrowings from the FHLB of $407,700, at March 31, 2016 compared to security repurchase agreements of $22,279 and overnight borrowings from the FHLB of $400,000 at December 31, 2015.

At March 31, 2016, long-term debt totaled $147,416 compared to $148,217 at December 31, 2015. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $52,003 and $52,930 at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, $88 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,550,489 of availability on unused lines of credit with the FHLB at March 31, 2016 compared to $1,659,779 at December 31, 2015. The cost of our long-term FHLB advances was 4.09% and 4.16% for the first three months of 2016 and 2015, respectively.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company's junior subordinated debentures totaled $95,232 at March 31, 2016 compared to $95,095 at December 31, 2015.

Results of Operations
Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015
Net Income

Net income for the three months ended March 31, 2016 was $21,216 compared to net income of $15,240 for the three months ended March 31, 2015. Basic and diluted earnings per share for the three months ended March 31, 2016 were $0.53 and $0.52, respectively, as compared to $0.48 for both basic and diluted earnings per share for the three months ended March 31, 2015. During the three months ended March 31, 2016 the Company recognized $948 in pre-tax merger and conversion expenses as compared to $478 in the same period in 2015.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 68.32% of total net revenue for the first quarter of 2016. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $70,054 for the three months ended March 31, 2016 compared to $48,781 for the same period in 2015. On a tax equivalent basis, net interest income was $71,804 for the three months ended March 31, 2016 as compared to $50,525 for the three months ended March 31, 2015. Net interest margin, the tax equivalent net yield on earning assets, increased 19 basis points to 4.21% during the three months ended March 31, 2016 compared to 4.02% for the three months ended March 31, 2015. The accelerated accretion on the acquired loan portfolios increased our net interest margin by 11 basis points for the three months ended March 31, 2016 compared to 5 basis points for the three months ended March 31, 2015. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$5,699,367	$69,595	4.91%	$4,020,161	$47,719	4.81%
Securities:
Taxable(2)	748,516	4,136	2.22	683,369	4,168	2.47
Tax-exempt	354,988	4,206	4.77	306,374	3,963	5.25
Interest-bearing balances with banks	61,034	72	0.47	83,320	60	0.29
Total interest-earning assets	6,863,905	78,009	4.57	5,093,224	55,910	4.45
Cash and due from banks	138,389			89,582
Intangible assets	473,852			296,682
FDIC loss-share indemnification asset	6,407			10,871
Other assets	479,147			331,399
Total assets	$7,961,700			$5,821,758
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$2,956,050	$1,341	0.18	$2,311,666	$1,096	0.19
Savings deposits	507,909	89	0.07	365,658	69	0.08
Time deposits	1,493,024	2,530	0.68	1,264,539	2,334	0.75
Total interest-bearing deposits	4,956,983	3,960	0.32	3,941,863	3,499	0.36
Borrowed funds	539,078	2,245	1.67	168,758	1,886	4.53
Total interest-bearing liabilities	5,496,061	6,205	0.45	4,110,621	5,385	0.53
Noninterest-bearing deposits	1,316,495			932,011
Other liabilities	98,476			59,439
Shareholders’ equity	1,050,668			719,687
Total liabilities and shareholders’ equity	$7,961,700			$5,821,758
Net interest income/net interest margin		$71,804	4.21%		$50,525	4.02%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.6%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2016 compared to the same period in 2015:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$20,867	$1,009	$21,876
Securities:
Taxable	276	(308)	(32)
Tax-exempt	621	(378)	243
Interest-bearing balances with banks	(9)	21	12
Total interest-earning assets	21,755	344	22,099
Interest expense:
Interest-bearing demand deposits	286	(41)	245
Savings deposits	26	(6)	20
Time deposits	387	(191)	196
Borrowed funds	504	(145)	359
Total interest-bearing liabilities	1,203	(383)	820
Change in net interest income	$20,552	$727	$21,279

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $78,009 for the three months ended March 31, 2016 compared to $55,910 for the same period in 2015. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of Heritage and an increase in loan yields due to higher levels of accretable yield from the acquired loan portfolios. Overall, the Company continues to experience downward pressure on earning asset yields as a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Loans	83.03%	78.93%	4.91%	4.81%
Securities	16.08	19.43	3.04	3.33
Other	0.89	1.64	0.47	0.29
Total earning assets	100.00%	100.00%	4.57%	4.45%

For the three months ending March 31, 2016, loan income, on a tax equivalent basis, increased $21,876 to $69,595 from $47,719 in the same period in 2015. The average balance of loans increased $1,679,206 for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the acquisition of Heritage as well as increased production in the commercial and secondary mortgage loan markets. The tax equivalent yield on loans was 4.91% for the three months ending March 31, 2016, a 10 basis point increase from the same period in 2015. The accelerated accretion on the acquired loan portfolio increased our loan yield by 13 basis points for the first three months of 2016 compared to 6 basis points for the three months ended March 31, 2015.

Investment income, on a tax equivalent basis, increased $211 to $8,342 for the three months ended March 31, 2016 from $8,131 for the same period in 2015. The average balance in the investment portfolio for the three months ended March 31, 2016 was $1,103,504 compared to $989,743 for the same period in 2015. The tax equivalent yield on the investment portfolio for the first three months of 2016 was 3.04%, down 29 basis points from 3.33% in the same period in 2015. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments, excluding the impact from Heritage, and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense for the three months ended March 31, 2016 was $6,205 as compared to $5,385 for the same period in 2015, due primarily from an increase in the average balance of interest bearing liabilities attributable to the Heritage acquisition. The acquisition of Heritage contributed to a shift in the mix of our deposits from higher costing time deposits to lower costing interest bearing and non-interest bearing deposits, and when combined with the declining interest rate environment, resulted in an overall decrease in our cost of funds. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.45% for the three months ended March 31, 2016 as compared to 0.53% for the same period in March 31, 2015.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total			Cost of Funds
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2016		2015	2016	2015
Noninterest-bearing demand	19.32%		18.48%	—%	—%
Interest-bearing demand	43.39		45.84	0.18	0.19
Savings	7.46		7.25	0.07	0.08
Time deposits	21.92		25.08	0.68	0.75
Short Term Borrowings	5.74	0.26	0.26	0.42	0.16
Long-term Federal Home Loan Bank advances	0.77		1.21	4.09	4.16
Other long term borrowings	1.40		1.88	5.52	5.37
Total deposits and borrowed funds	100.00%		100.00%	0.37%	0.43%

Interest expense on deposits was $3,960 and $3,499 for the three months ended March 31, 2016 and 2015, respectively. The cost of interest bearing deposits was 0.32% and 0.36% for the same periods. Interest expense on total borrowings was $2,245 and $1,886 for the first three months of 2016 and 2015, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended March 31,
2016	2015
1.69%	1.52%

Noninterest income was $33,302 for the three months ended March 31, 2016 as compared to $21,870 for the same period in 2015. The increase in noninterest income and its related components is primarily attributable to the Heritage acquisition, Heritage's mortgage operations and a significant increase in mortgage revenue from the Company's existing mortgage operations due to increased production as a result of continued decreases in interest rates and recent mortgage originator hires.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $7,991 and $6,335 for the three months ended March 31, 2016 and 2015, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,736 for the three months ended March 31, 2016 compared to $4,386 for the same period in 2015.

Fees and commissions increased to $4,331 for the first three months of March 31, 2016 as compared to $3,695 for the same period in 2015. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, as well as servicing income from non-mortgage loans serviced by the Company. Fees associated with debit card usage were $3,999 for the three months ending March 31, 2016 as compared to $3,073 for the same period in 2015.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $1,962 and $1,967 for the three months ended March 31, 2016 and 2015, respectively. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $1,032 and $427 for the three months ended March 31, 2016 and 2015, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,891 for the three months ended March 31, 2016 compared to $2,156 for the same period in 2015. This increase is primarily attributable to an increase in assets under management through the Heritage acquisition. The market value of trust assets under management was $2,987,061 and $2,665,037 at March 31, 2016 and March 31, 2015, respectively.

The following table presents the components of mortgage banking income included in noninterest income at March 31:

	2016	2015
Mortgage servicing income, net	$627	$91
Gain on sales of loans, net	5,847	4,633
Fees, net	5,441	705
Mortgage banking income, net	$11,915	$5,429

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Mortgage banking income was $11,915 and $5,429 for the three months ended March 31, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $458,500 in the three months ended March 31, 2016 compared to $185,595 for the same period in 2015. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2016	2015
3.48%	3.30%

Noninterest expense was $69,814 and $47,319 for the three months ended March 31, 2016 and 2015, respectively. The increase in noninterest expenses and its related components is primarily attributable to the Heritage acquisition. Merger expense related to our acquisition of Heritage and KeyWorth was $948 for the three months ended March 31, 2016 compared to $478 of merger expenses related to the Heritage acquisition for the same period in 2015.

Salaries and employee benefits increased $14,133 to $42,393 for the three months ended March 31, 2016 as compared to $28,260 for the same period in 2015. The increase in salaries and employee benefits is attributable to the addition of the Heritage operations and higher levels of commissions paid in our mortgage banking division.

Data processing costs increased to $4,158 in the three months ended March 31, 2016 from $3,230 for the same period in 2015. The increase for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily attributable to the Heritage acquisition and the addition of enhancements to our products and services, including mobile banking and small business internet banking platform.

Net occupancy and equipment expense for the first three months of 2016 was $8,224, up from $5,559 for the same period in 2015. The increase in occupancy and equipment expense in primarily attributable to the Heritage operations and facilities.

Expenses related to other real estate owned for the first three months of 2016 were $957 compared to $532 for the same period in 2015. Expenses on other real estate owned for the three months ended March 31, 2016 included write downs of $294 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $3,661 was sold during the three months ended March 31, 2016, resulting in a net loss of $50. Expenses on other real estate owned for the three months ended March 31, 2015 included a $442 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $7,858 was sold during the three months ended March 31, 2015, resulting in a net gain of $288.

Professional fees include fees for legal and accounting services. Professional fees were $1,214 for the three months ended March 31, 2016 as compared to $824 for the same period in 2015. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,637 for the three months ended March 31, 2016 compared to $1,303 for the same period in 2015.

Amortization of intangible assets totaled $1,697 and $1,275 for the three months ended March 31, 2016 and 2015, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 1.5 years to 10.5 years. The increase in amortization expense for the three months ended March 31, 2016 as compared to the same period in 2015 is attributable to the amortization of the core deposit intangible recognized in connection with the Heritage acquisition.

Communication expenses, those expenses incurred for communication to clients and between employees, were $2,171 for the three months ended March 31, 2016 as compared to $1,433 for the same period in 2015. The increase can be attributed to the Heritage acquisition as well as expenses incurred to increase the bandwidth of data lines throughout our footprint.

Efficiency Ratio
Three Months Ended March 31,
2016	2015
66.42%	65.36%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger-related expenses contributed approximately 90 basis points to the efficiency ratio in the first quarter of 2016 compared to 66 basis points in the corresponding period in 2015. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio (excluding the impact of merger-related expenses) to continue to improve from levels reported in 2014 from revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the three months ended March 31, 2016 and 2015 was $10,526 and $7,017, respectively. The effective tax rates for those periods were 33.16% and 31.53%, respectively. The increased effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 is the result of the Company experiencing improvements in its financial results throughout 2015 and into the three months ended March 31, 2016, including the contribution from Heritage, resulting in higher levels of taxable income.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”

Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, senior loan committee, a loss management committee and the Board of Directors loan committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs an additional State Certified General Real Estate appraiser, Appraisal Intern and four evaluators.

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

Net charge-offs for the first quarter of 2016 were $1,378, or 0.10% of average loans, compared to net charge-offs of $1,062, or 0.11% of average loans, for the same period in 2015. The levels of net charge-offs relative to the size of our loan portfolio reflect the improved credit quality measures and the Company's continued efforts to bring these problem credits to resolution.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial, agricultural	$4,171	$4,186	$4,109
Lease financing	193	160	60
Real estate – construction	1,943	1,852	1,359
Real estate – 1-4 family mortgage	14,542	13,908	14,045
Real estate – commercial mortgage	20,775	21,111	21,508
Installment loans to individuals	1,235	1,220	1,221
Total	$42,859	$42,437	$42,302

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	March 31, 2016	December 31, 2015	March 31, 2015
Specific reserves for impaired loans	$7,399	$7,600	$6,520
Allocated reserves for remaining portfolio	33,438	33,131	33,193
Acquired with deteriorated credit quality	2,022	1,706	$2,589
Total	$42,859	$42,437	$42,302

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The Company experienced lower levels of classified loans and nonperforming loans resulting in improving credit quality measures in 2015 and through the first three months of 2016. The provision for loan losses was $1,800 and $1,075 for the three months ended March 31, 2016 and 2015, respectively, which reflects the aforementioned improving credit quality trends coupled with providing for loan growth during each respective quarter.

A majority of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired and not covered under the Company's FDIC loss sharing agreements are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of March 31, 2016, the fair value of loans accounted for in accordance with ASC 310-30 was $325,009. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. As of March 31, 2016, the Company has increased the allowance for loan losses by $2,022 for loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$42,437	$42,289
Charge-offs
Commercial, financial, agricultural	657	235
Lease financing	—	—
Real estate – construction	—	—
Real estate – 1-4 family mortgage	116	485
Real estate – commercial mortgage	1,001	633
Installment loans to individuals	180	50
Total charge-offs	1,954	1,403
Recoveries
Commercial, financial, agricultural	53	35
Lease financing	—	—
Real estate – construction	6	6
Real estate – 1-4 family mortgage	395	155
Real estate – commercial mortgage	92	112
Installment loans to individuals	30	33
Total recoveries	576	341
Net charge-offs	1,378	1,062
Provision for loan losses	1,800	1,075
Balance at end of period	$42,859	$42,302
Net charge-offs (annualized) to average loans	0.10%	0.11%
Allowance for loan losses to:
Total loans not acquired	1.05%	1.29%
Nonperforming loans not acquired	302.14%	223.68%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Real estate – construction:
Residential	$(6)	$(6)
Commercial	—	—
Condominiums	—	—
Total real estate – construction	(6)	(6)
Real estate – 1-4 family mortgage:
Primary	46	414
Home equity	4	10
Rental/investment	(5)	(28)
Land development	(324)	(66)
Total real estate – 1-4 family mortgage	(279)	330
Real estate – commercial mortgage:
Owner-occupied	392	572
Non-owner occupied	290	(45)
Land development	227	(6)
Total real estate – commercial mortgage	909	521
Total net charge-offs of loans secured by real estate	$624	$845
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

	Not Acquired	Acquired Covered Assets	Acquired Non-covered	Total
March 31, 2016
Nonaccruing loans	$11,690	$2,708	$12,368	$26,766
Accruing loans past due 90 days or more	2,495	4,343	10,805	17,643
Total nonperforming loans	14,185	7,051	23,173	44,409
Other real estate owned	12,810	1,373	19,051	33,234
Total nonperforming loans and OREO	26,995	8,424	42,224	77,643
Nonaccruing securities available-for-sale, at fair value	10,193	—	—	10,193
Total nonperforming assets	$37,188	$8,424	$42,224	$87,836
Nonperforming loans to total loans				0.80%
Nonperforming assets to total assets				1.08%

December 31, 2015
Nonaccruing loans	$13,645	$3,319	$12,070	$29,034
Accruing loans past due 90 days or more	1,326	3,609	11,458	16,393
Total nonperforming loans	14,971	6,928	23,528	45,427
Other real estate owned	12,987	2,818	19,597	35,402
Total nonperforming loans and OREO	27,958	9,746	43,125	80,829
Nonaccruing securities available-for-sale, at fair value	10,448	—	—	10,448
Total nonperforming assets	$38,406	$9,746	$43,125	$91,277
Nonperforming loans to total loans				0.84%
Nonperforming assets to total assets				1.15%

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

	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccruing loans	$24,058	$25,715	$19,346
Accruing loans past due 90 days or more	13,300	12,784	10,829
Total nonperforming loans	37,358	38,499	30,175
Restructured loans in compliance with modified terms	14,046	13,453	21,333
Total nonperforming and restructured loans	$51,404	$51,952	$51,508

Acquired nonperforming loans that are not covered by FDIC loss sharing agreements totaled $23,173 at March 31, 2016 which consisted of $12,368 in loans on nonaccrual status and $10,805 in accruing loans past due 90 days or more. The recent acquisition of Heritage added $8,621 acquired, non-covered, nonperforming loans, while the First M&F merger contributed $3,489 of such loans at March 31, 2016. At December 31, 2015 nonperforming loans from the acquired non-covered portfolio were $23,528. Excluding the nonperforming loans from acquisitions, nonperforming loans were $14,185 at March 31, 2016 and $14,971 at December 31, 2015. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial, agricultural	$1,654	$1,266	$2,543
Real estate – construction:
Residential	242	176	307
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	242	176	307
Real estate – 1-4 family mortgage:
Primary	5,853	6,957	5,278
Home equity	1,016	1,073	1,158
Rental/investment	4,383	4,284	2,404
Land development	2,006	2,048	1,039
Total real estate – 1-4 family mortgage	13,258	14,362	9,879
Real estate – commercial mortgage:
Owner-occupied	9,106	8,574	4,278
Non-owner occupied	7,756	7,645	10,101
Land development	5,153	6,320	2,981
Total real estate – commercial mortgage	22,015	22,539	17,360
Installment loans to individuals	189	156	86
Lease financing	—	—	—
Total nonperforming loans	$37,358	$38,499	$30,175

While the level of nonperforming loans increased slightly from the first quarter of 2015, due primarily to our acquisition of Heritage, the Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.68% as of March 31, 2016 compared to 0.72% as of December 31, 2015 and 0.79% as of March 31, 2015. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 114.73% as of March 31, 2016 as compared to 110.23% as of December 31, 2015 and 140.19% as of March 31, 2015. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2016.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due increased to $17,736 at March 31, 2016 as compared to $14,412 at December 31, 2015 and $15,417 at March 31, 2015. The

acquisition of First M&F contributed $5,043 of acquired, non-covered loans 30-89 days past due, while the Heritage acquisition contributed $5,770 of acquired, non-covered loans 30-89 days past due at March 31, 2016. The acquisition of Heritage contributed $4,920 of acquired, non-covered loans 30-89 days past due, while the First M&F merger contributed $2,177 of acquired, non-covered loans 30-89 days past due at December 31, 2015. The acquisition of First M&F contributed $3,273 of acquired, non-covered loans 30-89 days past due at March 31, 2015.

As shown below, restructured loans totaled $14,046 at March 31, 2016 compared to $13,453 at December 31, 2015 and $21,333 at March 31, 2015. At March 31, 2016, loans restructured through interest rate concessions represented 54% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial, agricultural	$251	$257	$489
Real estate – 1-4 family mortgage:
Primary	4,512	4,309	3,541
Home equity	—	—	18
Rental/investment	1,345	1,455	1,828
Land development	12	14	15
Total real estate – 1-4 family mortgage	5,869	5,778	5,402
Real estate – commercial mortgage:
Owner-occupied	3,257	3,214	2,654
Non-owner occupied	4,082	3,596	11,453
Land development	520	541	1,335
Total real estate – commercial mortgage	7,859	7,351	15,442
Installment loans to individuals	67	67	—

Total restructured loans in compliance with modified terms	$14,046	$13,453	$21,333

Changes in the Company’s restructured loans are set forth in the table below:

	2016	2015
Balance at January 1,	$13,453	$14,337
Additional loans with concessions	1,267	7,500
Reductions due to:
Reclassified as nonperforming	(134)	—
Paid in full	(398)	(411)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Paydowns	(142)	(93)
Lapse of concession period	—	—
Balance at March 31,	$14,046	$21,333

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $3,453 was sold during the three months ended March 31, 2016, resulting in a net loss of $50, while other real estate owned with a cost basis of $3,379 was sold during the three months ended March 31, 2015, resulting in a net gain of $288.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2016	December 31, 2015	March 31, 2015
Residential real estate	$4,409	$4,265	$3,482
Commercial real estate	11,261	11,041	11,288
Residential land development	4,469	4,595	4,235
Commercial land development	11,722	12,683	8,356
Total other real estate owned	$31,861	$32,584	$27,361

Changes in the Company’s other real estate owned were as follows:

	2016	2015
Balance at January 1,	$32,584	$28,104
Transfer of balance to non-covered(1)	1,341	—
Additions	1,720	3,053
Impairments	(285)	(428)
Dispositions	(3,453)	(3,379)
Other	(46)	11
Balance at March 31,	$31,861	$27,361

(1)
Represents a transfer of balance on non-single family assets of Crescent Bank & Trust Company, American Bank & Trust and Citizens Bank of Effingham. The claims period to submit losses to the FDIC for reimbursement of non-single family assets ended July 31, 2015 for Crescent Bank & Trust and ended February 29, 2016 for both American Bank & Trust and Citizens Bank of Effingham.

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

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	14.13%	3.20%	7.45%
+300	12.48%	2.72%	5.85%
+200	12.05%	1.91%	3.90%
+100	10.98%	0.75%	1.47%

The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at March 31, 2016. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time.  To accomplish this strategy, the Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.  For the first quarter of 2016, the Company increased its position in variable rate earning assets while the level of variable rate liabilities remained relatively unchanged from the previous quarter.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2016, the Company had notional amounts of $71,448 on interest rate contracts with corporate customers and $71,448 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 20.54% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2016, securities with a carrying value of $743,913 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $718,767 similarly pledged at December 31, 2015.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $407,700 in overnight borrowings from the FHLB at March 31, 2016 compared to $400,000 at December 31, 2015. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2016, the balance of our outstanding long-term advances with the FHLB was $52,003. The total amount of the remaining credit available to us from the FHLB at March 31, 2016 was $1,550,489. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2016 or December 31, 2015.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Noninterest-bearing demand	19.32%	18.48%	—%	—%
Interest-bearing demand	43.39	45.84	0.18	0.19
Savings	7.46	7.25	0.07	0.08
Time deposits	21.92	25.08	0.68	0.75
Short Term Borrowings	5.74	0.26	0.42	0.16
Long-term Federal Home Loan Bank advances	0.77	1.21	4.09	4.16
Other long term borrowings	1.40	1.88	5.52	5.37
Total deposits and borrowed funds	100.00%	100.00%	0.37%	0.43%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds has decreased 6 basis points for the three months ended March 31, 2016 as compared to the same period in 2015 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.

Cash and cash equivalents were $218,483 at March 31, 2016 compared to $174,379 at March 31, 2015. Cash used in investing activities for the three months ended March 31, 2016 was $149,424 compared to cash provided from investing activities of $3,026 for the three months ended March 31, 2015. Proceeds from the maturity or call of securities within our investment portfolio were $45,000 for the three months ended 2016. These proceeds from the investment portfolio were primarily used to fund loan growth or reinvested back into the security portfolio. Proceeds from the maturity or call of securities within our investment portfolio during the three months ended March 31, 2015 were $38,736. These proceeds were primarily reinvested in the securities portfolio. Purchases of investment securities were $38,181 for the first three months of 2016 compared to $68,475 for the same period in 2015.

Cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $197,013 and $72,261, respectively. Deposits increased $212,271 and $104,351 for the three months ended March 31, 2016 and 2015, respectively. Cash provided through deposit growth was used partially used to fund loan growth.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2016, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $70,971. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,030. There were no amounts outstanding under this line of credit at March 31, 2016. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2016, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	March 31, 2016	December 31, 2015
Loan commitments	$1,049,838	$1,131,842
Standby letters of credit	34,065	37,063

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,053,178 at March 31, 2016 compared to $1,036,818 at December 31, 2015. Book value per share was $26.09 and $25.73 at March 31, 2016 and December 31, 2015, respectively. The growth in shareholders’ equity was primarily attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $95,232 at March 31, 2016, of which $92,044 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$597,827	9.88%	$393,410	6.50%	$272,361	4.50%
Tier 1 risk-based capital ratio	688,601	11.38%	484,197	8.00%	363,148	6.00%
Total risk-based capital ratio	736,354	12.17%	605,246	10.00%	484,197	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	688,601	9.19%	374,692	5.00%	299,754	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$662,524	10.98%	$392,333	6.50%	$271,615	4.50%
Tier 1 risk-based capital ratio	662,524	10.98%	482,872	8.00%	362,154	6.00%
Total risk-based capital ratio	709,708	11.76%	603,590	10.00%	482,872	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	662,524	8.86%	373,738	5.00%	298,990	4.00%

December 31, 2015
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$591,356	9.99%	$384,830	6.50%	$266,421	4.50%
Tier 1 risk-based capital ratio	681,731	11.51%	473,637	8.00%	355,228	6.00%
Total risk-based capital ratio	729,321	12.32%	592,047	10.00%	473,637	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	681,731	9.16%	371,968	5.00%	297,574	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$654,830	11.09%	$383,660	6.50%	$265,611	4.50%
Tier 1 risk-based capital ratio	654,830	11.09%	472,198	8.00%	354,148	6.00%
Total risk-based capital ratio	701,591	11.89%	590,247	10.00%	472,198	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	654,830	8.82%	371,183	5.00%	296,946	4.00%

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

The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement (“CET1”) and a higher minimum Tier 1 capital requirement, as reflected in the table above, and adjusted other items affecting the calculation of the numerator of a banking organization’s risk-based capital ratios. The new CET1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

The Final Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to the Company or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2015. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended March 31, 2016.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, and KeyWorth Bank dated as of October 20, 2015 (3)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(10)(i)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman (5)

(10)(ii)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster(6)

(10)(iii)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Michael D. Ross(7)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

(4)
Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-208753) filed with the Securities and Exchange Commission on May 8, 2013 and incorporated herein by reference.

(5)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.

(6)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.

(7)	Filed as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.
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

RENASANT CORPORATION
(Registrant)

Date:	May 10, 2016	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).