Form 10-Q
period 2016-06-30
RENASANT CORP
filed 2016-08-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-13253
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, 42,086,074 shares of the registrant’s common stock, $5.00 par value per share, were outstanding. The registrant has no other classes of securities outstanding as of such date.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$119,723	$177,007
Interest-bearing balances with banks	91,085	34,564
Cash and cash equivalents	210,808	211,571
Securities held to maturity (fair value of $409,768 and $473,753, respectively)	389,145	458,400
Securities available for sale, at fair value	674,447	646,805
Mortgage loans held for sale, at fair value	276,782	225,254
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("acquired covered loans")	42,171	93,142
Acquired and not covered by FDIC loss-share agreements ("acquired not covered loans")	1,630,709	1,489,886
Not acquired	4,292,549	3,830,434
Total loans, net of unearned income	5,965,429	5,413,462
Allowance for loan losses	(44,098)	(42,437)
Loans, net	5,921,331	5,371,025
Premises and equipment, net	178,539	169,128
Other real estate owned:
Acquired and covered by FDIC loss-share agreements ("acquired covered OREO")	2,618	2,818
Acquired and not covered by FDIC loss-share agreements ("acquired not covered OREO")	17,146	19,597
Not acquired	9,575	12,987
Total other real estate owned, net	29,339	35,402
Goodwill	470,534	445,871
Other intangible assets, net	27,383	28,811
FDIC loss-share indemnification asset	5,547	7,149
Other assets	345,711	327,080
Total assets	$8,529,566	$7,926,496
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,459,383	$1,278,337
Interest-bearing	5,243,104	4,940,265
Total deposits	6,702,487	6,218,602
Short-term borrowings	444,989	422,279
Long-term debt	143,661	148,217
Other liabilities	114,173	100,580
Total liabilities	7,405,310	6,889,678
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized, 42,972,066 and 41,292,045 shares issued, respectively; 42,085,690 and 40,293,291 shares outstanding, respectively	214,860	206,460
Treasury stock, at cost	(21,152)	(22,385)
Additional paid-in capital	632,558	585,938
Retained earnings	305,958	276,340
Accumulated other comprehensive loss, net of taxes	(7,968)	(9,535)
Total shareholders’ equity	1,124,256	1,036,818
Total liabilities and shareholders’ equity	$8,529,566	$7,926,496
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Loans	$76,785	$50,454	$146,022	$97,891
Securities
Taxable	4,654	4,026	9,115	8,441
Tax-exempt	2,465	2,246	4,953	4,500
Other	104	43	177	103
Total interest income	84,008	56,769	160,267	110,935
Interest expense
Deposits	4,420	3,227	8,380	6,725
Borrowings	2,431	1,928	4,676	3,815
Total interest expense	6,851	5,155	13,056	10,540
Net interest income	77,157	51,614	147,211	100,395
Provision for loan losses	1,430	1,175	3,230	2,250
Net interest income after provision for loan losses	75,727	50,439	143,981	98,145
Noninterest income
Service charges on deposit accounts	7,521	6,522	15,512	12,857
Fees and commissions	5,045	3,571	9,376	7,266
Insurance commissions	2,175	2,119	4,137	4,086
Wealth management revenue	2,872	2,210	5,763	4,366
Mortgage banking income	13,420	6,791	25,335	12,220
Net gain on sales of securities	1,257	96	1,186	96
Net gain on sales of SBA loans	1,035	90	2,031	383
BOLI income	996	710	1,950	1,558
Other	1,265	770	3,598	1,917
Total noninterest income	35,586	22,879	68,888	44,749
Noninterest expense
Salaries and employee benefits	45,387	30,394	87,780	58,655
Data processing	4,502	3,199	8,660	6,429
Net occupancy and equipment	8,531	5,524	16,755	11,083
Other real estate owned	1,614	954	2,571	1,486
Professional fees	1,262	1,172	2,476	1,996
Advertising and public relations	1,742	1,481	3,379	2,784
Intangible amortization	1,742	1,239	3,439	2,513
Communications	2,040	1,491	4,211	2,924
Extinguishment of debt	329	—	329	—
Merger and conversion related expenses	2,807	1,467	3,755	1,946
Other	7,303	4,161	13,718	8,585
Total noninterest expense	77,259	51,082	147,073	98,401
Income before income taxes	34,054	22,236	65,796	44,493
Income taxes	11,154	6,842	21,680	13,859
Net income	$22,900	$15,394	$44,116	$30,634
Basic earnings per share	$0.54	$0.49	$1.07	$0.97
Diluted earnings per share	$0.54	$0.48	$1.06	$0.96
Cash dividends per common share	$0.18	$0.17	$0.35	$0.34

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$22,900	$15,394	$44,116	$30,634
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	812	(3,836)	3,875	(1,212)
Reclassification adjustment for gains realized in net income	(772)	(60)	(728)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(18)	(28)	(38)	(60)
Total securities	22	(3,924)	3,109	(1,332)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(428)	863	(1,694)	194
Totals derivative instruments	(428)	863	(1,694)	194
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	80	68	152	125
Total defined benefit pension and post-retirement benefit plans	80	68	152	125
Other comprehensive (loss) income, net of tax	(326)	(2,993)	1,567	(1,013)
Comprehensive income	$22,574	$12,401	$45,683	$29,621

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$44,116	$30,634
Adjustments to reconcile net income to net cash used in operating activities, net of effects from acquisitions:
Provision for loan losses	3,230	2,250
Depreciation, amortization and accretion	88	2,687
Deferred income tax expense	3,845	5,918
Funding of mortgage loans held for sale	(1,006,507)	(407,893)
Proceeds from sales of mortgage loans held for sale	968,800	335,538
Gains on sales of mortgage loans held for sale	(12,971)	(10,040)
Gains on sales of securities	(1,186)	(96)
Penalty on extinguishment of debt	329	—
Losses on sales of premises and equipment	102	19
Stock-based compensation	1,715	1,720
Decrease in FDIC loss-share indemnification asset, net of accretion	1,049	3,623
(Increase) decrease in other assets	(5,392)	12,084
Decrease in other liabilities	(3,464)	(8,887)
Net cash used in operating activities	(6,246)	(32,443)
Investing activities
Purchases of securities available for sale	(34,651)	(29,066)
Proceeds from sales of securities available for sale	4,028	1,213
Proceeds from call/maturities of securities available for sale	72,069	51,461
Purchases of securities held to maturity	(9,073)	(119,766)
Proceeds from call/maturities of securities held to maturity	81,510	109,817
Net increase in loans	(272,514)	(48,164)
Purchases of premises and equipment	(5,651)	(11,194)
Proceeds from sales of premises and equipment	1,198	—
Proceeds from sales of other assets	7,957	—
Net cash received in acquisition	25,263	—
Net cash used in investing activities	(129,864)	(45,699)
Financing activities
Net increase in noninterest-bearing deposits	107,969	52,800
Net increase (decrease) in interest-bearing deposits	25,791	(774)
Net increase in short-term borrowings	20,361	31,826
Proceeds from long-term borrowings	277	—
Repayment of long-term debt	(5,436)	(1,836)
Cash paid for dividends	(14,498)	(10,800)
Cash received on exercise of stock options	401	73
Excess tax benefit from stock-based compensation	482	232
Net cash provided by financing activities	135,347	71,521
Net decrease in cash and cash equivalents	(763)	(6,621)
Cash and cash equivalents at beginning of period	211,571	161,583
Cash and cash equivalents at end of period	$210,808	$154,962
Supplemental disclosures
Cash paid for interest	$12,624	$10,586
Cash paid for income taxes	$16,411	$5,994
Noncash transactions:
Transfers of loans to other real estate owned	$3,508	$6,930
Financed sales of other real estate owned	$150	$637
Transfers of loans held for sale to loan portfolio	$14,375	$—
Common stock issued in merger and acquisition transaction	$55,290	$—

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016.
Business Combinations: The Company completed its acquisitions of Heritage Financial Group, Inc. (“Heritage”) and KeyWorth Bank ("KeyWorth") on July 1, 2015 and April 1, 2016, respectively. The acquired institutions' financial condition and results of operations are included in the Company's results as of the respective acquisition dates.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. The Company has determined that no significant events occurred after June 30, 2016 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:

On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flow; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”).  ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held but did not qualify for the equity method of accounting. For public business entities, the amendments in ASU 2016-07 are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.  Management is currently evaluating the provisions of ASU 2016-07 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018.   Management is currently evaluating the impact ASU 2016-02 will have on the Company's financial position and results of operations as well as its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value.  For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income.  For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact ASU 2016-01 will have on the Company's financial position and results of operations as well as its consolidated financial statements.

Note B – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of other U.S. Government agencies and corporations	$34,093	$49	$(15)	$34,127
Obligations of states and political subdivisions	355,052	20,595	(6)	375,641
	$389,145	$20,644	$(21)	$409,768
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$101,155	$26	$(1,214)	$99,967
Obligations of states and political subdivisions	357,245	16,636	(95)	373,786
	$458,400	$16,662	$(1,309)	$473,753

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Obligations of other U.S. Government agencies and corporations	$2,080	$140	$—	$2,220
Residential mortgage backed securities:
Government agency mortgage backed securities	401,861	6,757	(314)	408,304
Government agency collateralized mortgage obligations	166,616	2,301	(870)	168,047
Commercial mortgage backed securities:
Government agency mortgage backed securities	52,975	1,952	(29)	54,898
Government agency collateralized mortgage obligations	4,378	260	—	4,638
Trust preferred securities	24,675	—	(6,496)	18,179
Other debt securities	17,587	583	(9)	18,161
Other equity securities	—	—	—	—
	$670,172	$11,993	$(7,718)	$674,447

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$6,093	$126	$(19)	$6,200
Residential mortgage backed securities:
Government agency mortgage backed securities	362,669	3,649	(1,778)	364,540
Government agency collateralized mortgage obligations	168,916	1,449	(2,305)	168,060
Commercial mortgage backed securities:
Government agency mortgage backed securities	58,864	1,002	(107)	59,759
Government agency collateralized mortgage obligations	4,947	158	(1)	5,104
Trust preferred securities	24,770	—	(5,301)	19,469
Other debt securities	18,899	468	(34)	19,333
Other equity securities	2,500	1,840	—	4,340
	$647,658	$8,692	$(9,545)	$646,805

During the second quarter of 2016, the Company sold an "other equity security" with a carrying value of $2,767 at the time of sale for net proceeds of $4,024 resulting in a gain of $1,257. Additionally, during the first quarter of 2016 the Company sold an "other equity security" with a carrying value of $75 at the time of sale for net proceeds of $4 resulting in a loss of $71. During the second quarter of 2015, the Company sold its pooled trust preferred security XIII with net proceeds of $1,213 and a carrying value of $1,117 at the time of sale for a gain of $96.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains on sales of securities available for sale for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross gains on sales of securities available for sale	$1,257	$96	$1,257	$96
Gross losses on sales of securities available for sale	—	—	(71)	—
Gains on sales of securities available for sale, net	$1,257	$96	$1,186	$96

At June 30, 2016 and December 31, 2015, securities with a carrying value of $681,940 and $679,492, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $35,124 and $39,275 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2016 and December 31, 2015, respectively.
The amortized cost and fair value of securities at June 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$18,252	$18,408	$—	$—
Due after one year through five years	97,438	101,466	2,080	2,220
Due after five years through ten years	155,513	164,074	—	—
Due after ten years	117,942	125,820	24,675	18,179
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	401,861	408,304
Government agency collateralized mortgage obligations	—	—	166,616	168,047
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	52,975	54,898
Government agency collateralized mortgage obligations	—	—	4,378	4,638
Other debt securities	—	—	17,587	18,161
Other equity securities	—	—	—	—
	$389,145	$409,768	$670,172	$674,447

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2016
Obligations of other U.S. Government agencies and corporations	1	$4,997	$(3)	2	$9,981	$(12)	3	$14,978	$(15)
Obligations of states and political subdivisions	2	530	(6)	0	—	—	2	530	(6)
Total	3	$5,527	$(9)	2	$9,981	$(12)	5	15,508	$(21)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	10	$31,567	$(414)	8	$38,688	$(800)	18	$70,255	$(1,214)
Obligations of states and political subdivisions	6	4,815	(53)	7	4,921	(42)	13	9,736	(95)
Total	16	$36,382	$(467)	15	$43,609	$(842)	31	$79,991	$(1,309)
Available for Sale:
June 30, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	10	17,767	(52)	7	18,526	(262)	17	36,293	(314)
Government agency collateralized mortgage obligations	8	23,540	(159)	13	38,135	(711)	21	61,675	(870)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	6,120	(29)	0	—	—	4	6,120	(29)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,179	(6,496)	3	18,179	(6,496)
Other debt securities	2	3,425	(3)	1	1,354	(6)	3	4,779	(9)
Total	24	$50,852	$(243)	24	$76,194	$(7,475)	48	$127,046	$(7,718)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	1	$3,981	$(19)	0	$—	$—	1	$3,981	$(19)
Residential mortgage backed securities:
Government agency mortgage backed securities	34	130,306	(937)	9	27,431	(841)	43	157,737	(1,778)
Government agency collateralized mortgage obligations	25	52,128	(347)	16	51,574	(1,958)	41	103,702	(2,305)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	16,782	(104)	1	814	(3)	9	17,596	(107)
Government agency collateralized mortgage obligations	1	1,882	(1)	0	—	—	1	1,882	(1)
Trust preferred securities	0	—	—	3	19,469	(5,301)	3	19,469	(5,301)
Other debt securities	1	1,316	(3)	2	3,866	(31)	3	5,182	(34)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	70	$206,395	$(1,411)	31	$103,154	$(8,134)	101	$309,549	$(9,545)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and, with the exception of one of its pooled trust preferred securities (discussed below), is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three or six months ended June 30, 2016 or 2015.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $24,675 and $24,770 and a fair value of $18,179 and $19,469 at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the investments in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At June 30, 2016, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the six months ended June 30, 2016.
The Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date and, therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at June 30, 2016, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2016:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,377	$5,621	$(2,756)	Baa3	17%
XXIV	Pooled	B-2	12,077	9,578	(2,499)	Caa2	28%
XXVI	Pooled	B-2	4,221	2,980	(1,241)	Ba3	25%
			$24,675	$18,179	$(6,496)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2016	2015
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at June 30	$(3,337)	$(3,337)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	June 30, 2016	December 31, 2015
Commercial, financial, agricultural	$682,936	$636,837
Lease financing	44,989	35,978
Real estate – construction	452,731	357,665
Real estate – 1-4 family mortgage	1,849,046	1,735,323
Real estate – commercial mortgage	2,823,676	2,533,729
Installment loans to individuals	113,924	115,093
Gross loans	5,967,302	5,414,625
Unearned income	(1,873)	(1,163)
Loans, net of unearned income	5,965,429	5,413,462
Allowance for loan losses	(44,098)	(42,437)
Net loans	$5,921,331	$5,371,025

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2016
Commercial, financial, agricultural	$1,337	$1,466	$678,795	$681,598	$—	$758	$580	$1,338	$682,936
Lease financing	—	—	44,989	44,989	—	—	—	—	44,989
Real estate – construction	1,482	675	450,574	452,731	—	—	—	—	452,731
Real estate – 1-4 family mortgage	8,736	5,926	1,823,323	1,837,985	180	3,218	7,663	11,061	1,849,046
Real estate – commercial mortgage	7,802	8,813	2,793,656	2,810,271	2,133	3,229	8,043	13,405	2,823,676
Installment loans to individuals	291	274	113,199	113,764	—	37	123	160	113,924
Unearned income	—	—	(1,873)	(1,873)	—	—	—	—	(1,873)
Total	$19,648	$17,154	$5,902,663	$5,939,465	$2,313	$7,242	$16,409	$25,964	$5,965,429
December 31, 2015
Commercial, financial, agricultural	$1,296	$1,077	$634,037	$636,410	$30	$133	$264	$427	$636,837
Lease financing	—	—	35,978	35,978	—	—	—	—	35,978
Real estate – construction	69	176	357,420	357,665	—	—	—	—	357,665
Real estate – 1-4 family mortgage	9,196	6,457	1,707,230	1,722,883	528	3,663	8,249	12,440	1,735,323
Real estate – commercial mortgage	4,849	8,581	2,504,192	2,517,622	568	2,263	13,276	16,107	2,533,729
Installment loans to individuals	260	102	114,671	115,033	—	53	7	60	115,093
Unearned income	—	—	(1,163)	(1,163)	—	—	—	—	(1,163)
Total	$15,670	$16,393	$5,352,365	$5,384,428	$1,126	$6,112	$21,796	$29,034	$5,413,462
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB Accounting Standards Codification Topic (“ASC”) 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2016
Commercial, financial, agricultural	$1,306	$1,295	$—	$1,295	$164
Lease financing	—	—	—	—	—
Real estate – construction	167	—	167	167	—
Real estate – 1-4 family mortgage	19,033	17,673	—	17,673	4,924
Real estate – commercial mortgage	16,872	13,285	—	13,285	2,531
Installment loans to individuals	78	78	—	78	—
Total	$37,456	$32,331	$167	$32,498	$7,619
December 31, 2015
Commercial, financial, agricultural	$1,308	$358	$12	$370	$6
Lease financing	—	—	—	—	—
Real estate – construction	2,710	2,698	—	2,698	20
Real estate – 1-4 family mortgage	18,193	16,650	—	16,650	4,475
Real estate – commercial mortgage	20,169	16,819	—	16,819	3,099
Installment loans to individuals	90	90	—	90	—
Totals	$42,470	$36,615	$12	$36,627	$7,600

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,470	$23	$785	$7
Lease financing	—	—	—	—
Real estate – construction	117	2	—	—
Real estate – 1-4 family mortgage	17,800	128	17,712	140
Real estate – commercial mortgage	14,164	126	24,683	185
Installment loans to individuals	79	1	437	—
Total	$33,630	$280	$43,617	$332

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,506	$25	$803	$14
Lease financing	—	—	—	—
Real estate – construction	58	2	—	—
Real estate – 1-4 family mortgage	18,049	209	17,869	207
Real estate – commercial mortgage	14,460	240	25,212	363
Installment loans to individuals	80	1	441	—
Total	$34,153	$477	$44,325	$584

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2016
Commercial, financial, agricultural	$23,495	$4,222	$9,199	$13,421	$401
Lease financing	—	—	—	—	—
Real estate – construction	3,587	—	3,157	3,157	—
Real estate – 1-4 family mortgage	103,248	17,677	68,747	86,424	344
Real estate – commercial mortgage	269,205	57,800	154,862	212,662	1,426
Installment loans to individuals	2,989	413	1,882	2,295	1
Total	$402,524	$80,112	$237,847	$317,959	$2,172
December 31, 2015
Commercial, financial, agricultural	$27,049	$5,197	$11,292	$16,489	$353
Lease financing	—	—	—	—	—
Real estate – construction	2,916	—	2,749	2,749	—
Real estate – 1-4 family mortgage	109,293	15,702	75,947	91,649	256
Real estate – commercial mortgage	287,821	53,762	168,848	222,610	1,096
Installment loans to individuals	3,432	400	2,268	2,668	1
Totals	$430,511	$75,061	$261,104	$336,165	$1,706

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$16,361	$287	$12,651	$81
Lease financing	—	—	—	—
Real estate – construction	3,562	39	—	—
Real estate – 1-4 family mortgage	98,200	1,083	81,492	889
Real estate – commercial mortgage	239,564	2,903	222,127	2,664
Installment loans to individuals	2,705	29	3,605	32
Total	$360,392	$4,341	$319,875	$3,666

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$16,872	$611	$12,672	$314
Lease financing	—	—	—	—
Real estate – construction	3,572	65	—	—
Real estate – 1-4 family mortgage	98,874	2,030	81,541	1,932
Real estate – commercial mortgage	240,254	5,593	222,403	5,535
Installment loans to individuals	2,776	56	3,608	77
Total	$362,348	$8,355	$320,224	$7,858

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
The following tables illustrate the impact of modifications classified as restructured loans and are segregated by class for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2016
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	5	824	809
Real estate – commercial mortgage	—	—	—
Installment loans to individuals	—	—	—
Total	5	$824	$809
Three months ended June 30, 2015
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	12	1,495	1,479
Real estate – commercial mortgage	1	66	58
Installment loans to individuals	—	—	—
Total	13	$1,561	$1,537

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2016
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	15	1,488	1,353
Real estate – commercial mortgage	2	612	606
Installment loans to individuals	—	—	—
Total	17	$2,100	$1,959
Six months ended June 30, 2015
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	27	2,641	2,470
Real estate – commercial mortgage	7	6,391	6,047
Installment loans to individuals	—	—	—
Total	34	$9,032	$8,517

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at June 30, 2016 and one restructured loan in the amount of $21 contractually 90 days past due or more and still accruing at June 30, 2015. The outstanding balance of restructured loans on nonaccrual status was $10,541 and $8,512 at June 30, 2016 and June 30, 2015, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Recorded Investment
Totals at January 1, 2016	85	$13,453
Additional loans with concessions	18	2,114
Reductions due to:
Reclassified as nonperforming	(2)	(134)
Paid in full	(13)	(3,069)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(757)
Lapse of concession period	—	—
Reclassified as performing	—	—
Totals at June 30, 2016	88	$11,607

The allocated allowance for loan losses attributable to restructured loans was $824 and $1,622 at June 30, 2016 and June 30, 2015, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2016 or December 31, 2015.
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

	Pass	Watch	Substandard	Total
June 30, 2016
Commercial, financial, agricultural	$506,028	$7,346	$2,031	$515,405
Lease financing	—	—	—	—
Real estate – construction	359,523	1,192	167	360,882
Real estate – 1-4 family mortgage	297,907	9,918	12,238	320,063
Real estate – commercial mortgage	2,256,451	23,078	17,482	2,297,011
Installment loans to individuals	103	—	116	219
Total	$3,420,012	$41,534	$32,034	$3,493,580
December 31, 2015
Commercial, financial, agricultural	$465,185	$8,498	$1,734	$475,417
Lease financing	—	—	—	—
Real estate – construction	273,398	483	—	273,881
Real estate – 1-4 family mortgage	275,269	9,712	15,460	300,441
Real estate – commercial mortgage	1,968,352	27,175	20,683	2,016,210
Installment loans to individuals	51	—	5	56
Total	$2,982,255	$45,868	$37,882	$3,066,005

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For portfolio balances of consumer, small balance consumer mortgage loans, such as 1-4 family mortgage loans and certain other loans originated for other than commercial purposes, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
June 30, 2016
Commercial, financial, agricultural	$153,534	$576	$154,110
Lease financing	43,116	—	43,116
Real estate – construction	88,189	503	88,692
Real estate – 1-4 family mortgage	1,440,427	2,132	1,442,559
Real estate – commercial mortgage	313,543	460	314,003
Installment loans to individuals	111,132	278	111,410
Total	$2,149,941	$3,949	$2,153,890
December 31, 2015
Commercial, financial, agricultural	$144,838	$93	$144,931
Lease financing	34,815	—	34,815
Real estate – construction	81,035	—	81,035
Real estate – 1-4 family mortgage	1,340,356	2,877	1,343,233
Real estate – commercial mortgage	294,042	867	294,909
Installment loans to individuals	112,275	94	112,369
Total	$2,007,361	$3,931	$2,011,292

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Covered Loans	Not Covered Loans	Total
June 30, 2016
Commercial, financial, agricultural	$228	$13,193	$13,421
Lease financing	—	—	—
Real estate – construction	83	3,074	3,157
Real estate – 1-4 family mortgage	25,285	61,139	86,424
Real estate – commercial mortgage	2,774	209,888	212,662
Installment loans to individuals	35	2,260	2,295
Total	$28,405	$289,554	$317,959
December 31, 2015
Commercial, financial, agricultural	$1,759	$14,730	$16,489
Lease financing	—	—	—
Real estate – construction	91	2,658	2,749
Real estate – 1-4 family mortgage	31,354	60,295	91,649
Real estate – commercial mortgage	33,726	188,884	222,610
Installment loans to individuals	43	2,625	2,668
Total	$66,973	$269,192	$336,165

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

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at June 30, 2016:

	Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$35,175	$410,756	$445,931
Nonaccretable difference(1)	(4,539)	(79,250)	(83,789)
Cash flows expected to be collected	30,636	331,506	362,142
Accretable yield(2)	(2,231)	(41,952)	(44,183)
Fair value	$28,405	$289,554	$317,959

(1)	Represents contractual principal and interest cash flows of $79,942 and $35, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $1,727 expected to be collected and purchase discount of $42,456.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Covered Loans	Not Covered Loans	Total
Balance at January 1, 2016	$(3,590)	$(44,116)	$(47,706)
Additions due to acquisition	725	(3,036)	(2,311)
Reclasses from nonaccretable difference	(663)	(1,571)	(2,234)
Accretion	1,269	5,800	7,069
Charge-offs	28	971	999
Balance at June 30, 2016	$(2,231)	$(41,952)	$(44,183)

The following table presents the fair value of loans acquired from Heritage as of the July 1, 2015 acquisition date.

At acquisition date:	July 1, 2015
Contractually-required principal and interest	$1,216,173
Nonaccretable difference	14,260
Cash flows expected to be collected	1,201,913
Accretable yield	71,843
Fair value	$1,130,070

The following table presents the fair value of loans acquired from KeyWorth as of the April 1, 2016 acquisition date.

At acquisition date:	April 1, 2016
Contractually-required principal and interest	$289,495
Nonaccretable difference	3,848
Cash flows expected to be collected	285,647
Accretable yield	13,317
Fair value	$272,330

Allowance for Loan Losses

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,171	$1,943	$14,542	$20,775	$1,428	$42,859
Charge-offs	(48)	—	(387)	(186)	(192)	(813)
Recoveries	105	5	170	309	33	622
Net (charge-offs) recoveries	57	5	(217)	123	(159)	(191)
Provision for loan losses	265	315	(186)	624	146	1,164
Benefit attributable to FDIC loss-share agreements	15	—	(78)	117	—	54
Recoveries payable to FDIC	4	6	158	44	—	212
Provision for loan losses charged to operations	284	321	(106)	785	146	1,430
Ending balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(705)	—	(503)	(1,187)	(372)	(2,767)
Recoveries	158	11	565	401	63	1,198
Net (charge-offs) recoveries	(547)	11	62	(786)	(309)	(1,569)
Provision for loan losses	866	400	179	1,154	344	2,943
Benefit attributable to FDIC loss-share agreements	—	—	(115)	(1)	—	(116)
Recoveries payable to FDIC	7	6	185	205	—	403
Provision for loan losses charged to operations	873	406	249	1,358	344	3,230
Ending balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098
Period-End Amount Allocated to:
Individually evaluated for impairment	$164	$—	$4,924	$2,531	$—	$7,619
Collectively evaluated for impairment	3,947	2,269	8,951	17,726	1,414	34,307
Acquired with deteriorated credit quality	401	—	344	1,426	1	2,172
Ending balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,109	$1,359	$14,045	$21,508	$1,281	$42,302
Charge-offs	(123)	(26)	(869)	(1,224)	(56)	(2,298)
Recoveries	104	7	215	357	26	709
Net charge-offs	(19)	(19)	(654)	(867)	(30)	(1,589)
Provision for loan losses	(96)	(43)	(130)	1,078	30	839
Benefit attributable to FDIC loss-share agreements	(30)	—	(43)	(385)	—	(458)
Recoveries payable to FDIC	7	—	574	213	—	794
Provision for loan losses charged to operations	(119)	(43)	401	906	30	1,175
Ending balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(358)	(26)	(1,354)	(1,857)	(106)	(3,701)
Recoveries	139	13	370	469	59	1,050
Net charge-offs	(219)	(13)	(984)	(1,388)	(47)	(2,651)
Provision for loan losses	931	(106)	488	191	67	1,571
Benefit attributable to FDIC loss-share agreements	(55)	—	(43)	(486)	—	(584)
Recoveries payable to FDIC	9	1	782	471	—	1,263
Provision for loan losses charged to operations	885	(105)	1,227	176	67	2,250
Ending balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888
Period-End Amount Allocated to:
Individually evaluated for impairment	$—	$—	$4,125	$1,566	$211	$5,902
Collectively evaluated for impairment	3,609	1,297	9,478	19,121	1,069	34,574
Acquired with deteriorated credit quality	362	—	189	860	1	1,412
Ending balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2016
Individually evaluated for impairment	$1,295	$167	$17,673	$13,285	$78	$32,498
Collectively evaluated for impairment	668,220	449,407	1,744,949	2,597,729	154,667	5,614,972
Acquired with deteriorated credit quality	13,421	3,157	86,424	212,662	2,295	317,959
Ending balance	$682,936	$452,731	$1,849,046	$2,823,676	$157,040	$5,965,429
December 31, 2015
Individually evaluated for impairment	$370	$2,698	$16,650	$16,819	$90	$36,627
Collectively evaluated for impairment	619,978	352,218	1,627,024	2,294,300	147,150	5,040,670
Acquired with deteriorated credit quality	16,489	2,749	91,649	222,610	2,668	336,165
Ending balance	$636,837	$357,665	$1,735,323	$2,533,729	$149,908	$5,413,462

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs, as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
June 30, 2016
Residential real estate	$1,215	$2,324	$3,539
Commercial real estate	86	9,653	9,739
Residential land development	1	4,228	4,229
Commercial land development	1,316	10,516	11,832
Total	$2,618	$26,721	$29,339
December 31, 2015
Residential real estate	$529	$4,265	$4,794
Commercial real estate	346	11,041	11,387
Residential land development	1	4,595	4,596
Commercial land development	1,942	12,683	14,625
Total	$2,818	$32,584	$35,402

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2016	$2,818	$32,584	$35,402
Transfer of balance to not covered OREO(1)	(1,341)	1,341	—
Transfers of loans	1,479	2,029	3,508
Impairments(2)	(46)	(1,272)	(1,318)
Dispositions	(208)	(7,980)	(8,188)
Other	(84)	19	(65)
Balance at June 30, 2016	$2,618	$26,721	$29,339

(1)
Represents a transfer of balance on non-single family assets of Citizens Bank of Effingham (assumed in the Heritage acquisition). The claim period to submit losses to the FDIC for reimbursement ended February 29, 2016 for non-single family assets.

(2)
Of the total impairment charges of $46 recorded for covered OREO, $9 was included in the Consolidated Statements of Income for the six months ended June 30, 2016, while the remaining $37 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Repairs and maintenance	$409	$105	$606	$298
Property taxes and insurance	148	148	618	384
Impairments	987	953	1,281	1,395
Net losses (gains) on OREO sales	181	(195)	231	(483)
Rental income	(111)	(57)	(165)	(108)
Total	$1,614	$954	$2,571	$1,486

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

Changes in the FDIC loss-share indemnification asset were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Balance at January 1, 2016	$7,149
Acquisition of Heritage (valuation adjustment)	(260)
Realized losses in excess of initial estimates on:
Loans	116
OREO	37
Reimbursable expenses	—
Amortization	(446)
Reimbursements received from the FDIC	(214)
(Due from)/Due to FDIC	(835)

Balance at June 30, 2016	$5,547

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”), included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. During the second quarter of 2016, the Company recognized an impairment loss on MSRs in earnings in the amount of $40. There were no other impairment losses on MSRs for the six months ended June 30, 2016 or 2015.
During the first quarter of 2016, the Company sold MSRs relating to the mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no sales of MSRs in the second quarter of 2016 and no sales in the first or second quarter of 2015.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2016	$29,642
Sale of MSRs	(18,477)
Capitalization	7,280
Amortization	(1,221)
Impairment	(40)

Balance at June 30, 2016	$17,184

Data and key economic assumptions related to the Company’s MSRs as of June 30, 2016 are as follows:

Unpaid principal balance	$1,868,014

Weighted-average prepayment speed (CPR)	12.07%
Estimated impact of a 10% increase	$(784)
Estimated impact of a 20% increase	(1,507)

Discount rate	9.58%
Estimated impact of a 10% increase	$(615)
Estimated impact of a 20% increase	(1,189)

Weighted-average coupon interest rate	3.98%
Weighted-average servicing fee (basis points)	25.57
Weighted-average remaining maturity (in years)	10.21

Note G - Employee Benefit and Deferred Compensation Plans

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
In connection with the acquisition of Heritage, the Company assumed the noncontributory defined benefit pension plan maintained by HeritageBank of the South, Heritage's wholly-owned banking subsidiary (“HeritageBank”), under which accruals had ceased and the plan had been terminated by HeritageBank immediately prior to the acquisition date. The Company will sponsor the plan until final distribution of all benefits is completed.
The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Service cost (return)	$—	$—	$—	$—	$4	$4
Interest cost (return)	302	274	69	—	15	15
Expected (return) on plan assets	(467)	(510)	(45)	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss (gain)	102	83	—	—	17	26
Net periodic benefit cost (return)	$(63)	$(153)	$24	$—	$36	$45

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$8	$8
Interest cost	608	545	138	—	29	30
Expected return on plan assets	(936)	(1,021)	(90)	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss	202	156	—	—	34	46
Net periodic benefit (return) cost	$(126)	$(320)	$48	$—	$71	$84

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three or six months ended June 30, 2016 and 2015.

The following table summarizes the changes in stock options as of and for the six months ended June 30, 2016:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	621,444	$17.88
Granted	—	—
Exercised	(118,160)	20.59
Forfeited	(642)	29.67
Options outstanding at end of period	502,642	$17.23

The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2016:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	105,438	$31.04
Awarded	61,700	31.12	52,005	31.74
Vested	—	—	(9,138)	30.64
Cancelled	—	—	(17,200)	32.44
Nonvested at end of period	61,700	$31.12	131,105	$31.16
During the six months ended June 30, 2016, the Company reissued 112,378 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $856 and $857 for the three months ended June 30, 2016 and 2015, respectively, and $1,715 and $1,720 for the six months ended June 30, 2016 and 2015, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts.
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2016
Net interest income	$77,564	$88	$443	$(938)	$77,157
Provision for loan losses	1,425	—	5	—	1,430
Noninterest income	29,172	2,280	3,062	1,072	35,586
Noninterest expense	72,448	1,741	2,829	241	77,259
Income (loss) before income taxes	32,863	627	671	(107)	34,054
Income taxes	10,952	243	—	(41)	11,154
Net income (loss)	$21,911	$384	$671	$(66)	$22,900

Total assets	$8,429,596	$21,484	$51,239	$27,247	$8,529,566
Goodwill	467,767	2,767	—	—	470,534

Three months ended June 30, 2015
Net interest income	$52,205	$78	$412	$(1,081)	$51,614
Provision for loan losses	1,181	—	(6)	—	1,175
Noninterest income	18,325	2,183	2,348	23	22,879
Noninterest expense	47,044	1,727	2,144	167	51,082
Income (loss) before income taxes	22,305	534	622	(1,225)	22,236
Income taxes	7,103	218	—	(479)	6,842
Net income (loss)	$15,202	$316	$622	$(746)	$15,394

Total assets	$5,818,191	$20,438	$43,719	$16,842	$5,899,190
Goodwill	271,931	2,767	—	—	274,698

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2016
Net interest income	$148,385	$174	$877	$(2,225)	$147,211
Provision for loan losses	3,238	—	(8)	—	3,230
Noninterest income	56,743	5,280	6,047	818	68,888
Noninterest expense	137,659	3,477	5,567	370	147,073
Income (loss) before income taxes	64,231	1,977	1,365	(1,777)	65,796
Income taxes	21,591	773	—	(684)	21,680
Net income (loss)	$42,640	$1,204	$1,365	$(1,093)	$44,116

Total assets	$8,429,596	$21,484	$51,239	$27,247	$8,529,566
Goodwill	467,767	2,767	—	—	470,534

Six months ended June 30, 2015
Net interest income	$101,721	$147	$842	$(2,315)	$100,395
Provision for loan losses	2,259	—	(9)	—	2,250
Noninterest income	35,426	4,578	4,713	32	44,749
Noninterest expense	90,427	3,348	4,251	375	98,401
Income (loss) before income taxes	44,461	1,377	1,313	(2,658)	44,493
Income taxes	14,359	538	—	(1,038)	13,859
Net income (loss)	$30,102	$839	$1,313	$(1,620)	$30,634

Total assets	$5,818,191	$20,438	$43,719	$16,842	$5,899,190
Goodwill	271,931	2,767	—	—	274,698

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,220	$—	$2,220
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	408,304	—	408,304
Government agency collateralized mortgage obligations	—	168,047	—	168,047
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	54,898	—	54,898
Government agency collateralized mortgage obligations	—	4,638	—	4,638
Trust preferred securities	—	—	18,179	18,179
Other debt securities	—	18,161	—	18,161
Other equity securities	—	—	—	—
Total securities available for sale	—	656,268	18,179	674,447
Derivative instruments:
Interest rate contracts	—	5,403	—	5,403
Interest rate lock commitments	—	5,570	—	5,570
Forward commitments	—	—	—	—
Total derivative instruments	—	10,973	—	10,973
Mortgage loans held for sale	—	276,782	—	276,782
Total financial assets	$—	$944,023	$18,179	$962,202
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$7,032	$—	$7,032
Interest rate contracts	—	5,403	—	5,403
Interest rate lock commitments	—	1	—	1
Forward commitments	—	4,682	—	4,682
Total derivative instruments	—	17,118	—	17,118
Total financial liabilities	$—	$17,118	$—	$17,118

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,200	$—	$6,200
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	364,540	—	364,540
Government agency collateralized mortgage obligations	—	168,060	—	168,060
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	59,759	—	59,759
Government agency collateralized mortgage obligations	—	5,104	—	5,104
Trust preferred securities	—	—	19,469	19,469
Other debt securities	—	19,333	—	19,333
Other equity securities	—	4,340	—	4,340
Total securities available for sale	—	627,336	19,469	646,805
Derivative instruments:
Interest rate contracts	—	2,544	—	2,544
Interest rate lock commitments	—	4,508	—	4,508
Forward commitments	—	446	—	446
Total derivative instruments	—	7,498	—	7,498
Mortgage loans held for sale	—	225,254	—	225,254
Total financial assets	$—	$860,088	$19,469	$879,557
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$4,266	$—	$4,266
Interest rate contracts	—	2,544	—	2,544
Forward commitments	—	509	—	509
Total derivative instruments	—	7,319	—	7,319
Total financial liabilities	$—	$7,319	$—	$7,319

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30, 2016	Trust preferred securities
Balance at April 1, 2016	$18,947
Accretion included in net income	8
Unrealized losses included in other comprehensive income	(711)
Purchases	—
Sales	—
Issues	—
Settlements	(65)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2016	$18,179

Three Months Ended June 30, 2015	Trust preferred securities
Balance at April 1, 2015	$20,126
Accretion included in net income	(86)
Unrealized gains included in other comprehensive income	308
Purchases	—
Sales	(1,117)
Issues	—
Settlements	(104)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2015	$19,127

Six Months Ended June 30, 2016	Trust preferred securities
Balance at January 1, 2016	$19,469
Accretion included in net income	16
Unrealized losses included in other comprehensive income	(1,195)
Purchases	—
Sales	—
Issues	—
Settlements	(111)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2016	$18,179

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2015	Trust preferred securities
Balance at January 1, 2015	$19,756
Accretion included in net income	(78)
Unrealized gains included in other comprehensive income	1,022
Purchases	—
Sales	(1,117)
Issues	—
Settlements	(456)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2015	$19,127

For the three and six months ended June 30, 2016 and 2015, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of June 30, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$18,179	Discounted cash flows	Default rate	0-100%

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

June 30, 2016	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$6,614	$6,614
OREO	—	—	4,976	4,976
Mortgage servicing rights	—	—	17,206	17,206
Total	$—	$—	$28,796	$28,796

December 31, 2015	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$6,508	$6,508
OREO	—	—	12,839	12,839
Total	$—	$—	$19,347	$19,347

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the six months ended June 30, 2016 or 2015. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $7,409 and $7,191 at June 30, 2016 and December 31, 2015, respectively, and a specific reserve for these loans of $795 and $683 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	June 30, 2016	December 31, 2015
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$111	$—
Impairment recognized in results of operations	(9)	—
Increase in FDIC loss-share indemnification asset	(37)	—
Receivable from other guarantor	—	—
Fair value	$65	$—
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$6,115	$14,726
Impairment recognized in results of operations	(1,204)	(1,887)
Fair value	$4,911	$12,839

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2016 and December 31, 2015, and $40 in impairment charges were recognized in earnings for the six months ended June 30, 2016. There were no impairment charges recognized in earnings for the same time period in 2015.
The following table presents information as of June 30, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$6,614	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	4,976	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Net gains of $6,172 and net losses of $178 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

June 30, 2016	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$276,782	$263,858	$12,924
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2016	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$210,808	$210,808	$—	$—	$210,808
Securities held to maturity	389,145	—	409,768	—	409,768
Securities available for sale	674,447	—	656,268	18,179	674,447
Mortgage loans held for sale	276,782	—	276,782	—	276,782
Loans covered under loss-share agreements	42,171	—	—	40,637	40,637
Loans not covered under loss-share agreements, net	5,879,160	—	—	5,883,645	5,883,645
FDIC loss-share indemnification asset	5,547	—	—	5,547	5,547
Mortgage servicing rights	17,184	—	—	17,206	17,206
Derivative instruments	10,973	—	10,973	—	10,973
Financial liabilities
Deposits	$6,702,487	$5,093,407	$1,610,539	$—	$6,703,946
Short-term borrowings	444,989	444,989	—	—	444,989
Other long-term borrowings	170	170	—	—	170
Federal Home Loan Bank advances	48,122	—	51,024	—	51,024
Junior subordinated debentures	95,369	—	73,301	—	73,301
Derivative instruments	17,118	—	17,118	—	17,118

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$211,571	$211,571	$—	$—	$211,571
Securities held to maturity	458,400	—	473,753	—	473,753
Securities available for sale	646,805	—	627,336	19,469	646,805
Mortgage loans held for sale	225,254	—	225,254	—	225,254
Loans covered under loss-share agreements	93,142	—	—	92,528	92,528
Loans not covered under loss-share agreements, net	5,277,883	—	—	5,208,630	5,208,630
FDIC loss-share indemnification asset	7,149	—	—	7,149	7,149
Mortgage servicing rights	29,642	—	—	33,283	33,283
Derivative instruments	7,498	—	7,498	—	7,498
Financial liabilities
Deposits	$6,218,602	$4,723,312	$1,502,202	$—	$6,225,514
Short-term borrowings	422,279	422,279	—	—	422,279
Other long-term borrowings	192	192	—	—	192
Federal Home Loan Bank advances	52,930	—	56,101	—	56,101
Junior subordinated debentures	95,095	—	78,095	—	78,095
Derivative instruments	7,319	—	7,319	—	7,319
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note J – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2016, the Company had notional amounts of $80,314 on interest rate contracts with corporate customers and $80,314 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
In connection with its merger with First M&F Corporation (“First M&F”), the Company assumed an interest rate swap designed to convert floating rate interest payments into fixed rate payments. Based on the terms of the agreement, which terminates in March 2018, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The interest rate swap is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the junior subordinated debentures assumed in the merger with First M&F.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $186,897 and $251,676 at June 30, 2016 and December 31, 2015, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $492,500 and $293,500 at June 30, 2016 and December 31, 2015, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$5,403	$2,544
Interest rate lock commitments	Other Assets	5,570	4,508
Forward commitments	Other Assets	—	446
Totals		$10,973	$7,498
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$7,032	$4,266
Totals		$7,032	$4,266
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$5,403	$2,544
Interest rate lock commitments	Other Liabilities	1	—
Forward commitments	Other Liabilities	4,682	509
Totals		$10,086	$3,053

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$593	$544	$1,126	$1,101
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	(566)	(1,248)	1,062	1,457
Forward commitments
Included in gains on sales of mortgage loans held for sale	(931)	2,286	(4,619)	1,711
Total	$(904)	$1,582	$(2,431)	$4,269

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three and six months ended June 30, 2016 and 2015. The impact on other comprehensive income for the three and six months ended June 30, 2016 and 2015, can be seen at Note K, "Other Comprehensive Income."

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Gross amounts recognized	$—	$446	$16,190	$6,454
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	—	446	16,190	6,454
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	—	282	—	282
Financial collateral pledged	—	—	11,761	6,020
Net amounts	$—	$164	$4,429	$152

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income (loss) were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$1,326	$514	$812
Reclassification adjustment for gains realized in net income	(1,257)	(485)	(772)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(28)	(10)	(18)
Total securities available for sale	41	19	22
Derivative instruments:
Unrealized holding losses on derivative instruments	(704)	(276)	(428)
Total derivative instruments	(704)	(276)	(428)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	119	39	80
Total defined benefit pension and post-retirement benefit plans	119	39	80
Total other comprehensive loss	$(544)	$(218)	$(326)
Three months ended June 30, 2015
Securities available for sale:
Unrealized holding losses on securities	$(6,212)	$(2,376)	$(3,836)
Reclassification adjustment for gains realized in net income	(96)	(36)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(46)	(18)	(28)
Total securities available for sale	(6,354)	(2,430)	(3,924)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,399	536	863
Total derivative instruments	1,399	536	863
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	109	41	68
Total defined benefit pension and post-retirement benefit plans	109	41	68
Total other comprehensive loss	$(4,846)	$(1,853)	$(2,993)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$6,315	$2,440	$3,875
Reclassification adjustment for gains realized in net income	(1,186)	(458)	(728)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(61)	(23)	(38)
Total securities available for sale	5,068	1,959	3,109
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,766)	(1,072)	(1,694)
Total derivative instruments	(2,766)	(1,072)	(1,694)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	236	84	152
Total defined benefit pension and post-retirement benefit plans	236	84	152
Total other comprehensive income	$2,538	$971	$1,567
Six months ended June 30, 2015
Securities available for sale:
Unrealized holding losses on securities	$(1,963)	$(751)	$(1,212)
Reclassification adjustment for gains realized in net income	(96)	(36)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(97)	(37)	(60)
Total securities available for sale	(2,156)	(824)	(1,332)
Derivative instruments:
Unrealized holding gains on derivative instruments	315	121	194
Total derivative instruments	315	121	194
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	202	77	125
Total defined benefit pension and post-retirement benefit plans	202	77	125
Total other comprehensive loss	$(1,639)	$(626)	$(1,013)

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	June 30, 2016	December 31, 2015
Unrealized gains on securities	$19,593	$16,500
Non-credit related portion of other-than-temporary impairment on securities	(16,719)	(16,735)
Unrealized losses on derivative instruments	(3,576)	(1,882)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,266)	(7,418)
Total accumulated other comprehensive loss	$(7,968)	$(9,535)

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

	Three Months Ended
	June 30,
	2016	2015
Basic
Net income applicable to common stock	$22,900	$15,394
Average common shares outstanding	42,066,168	31,626,059
Net income per common share - basic	$0.54	$0.49
Diluted
Net income applicable to common stock	$22,900	$15,394
Average common shares outstanding	42,066,168	31,626,059
Effect of dilutive stock-based compensation	237,458	239,113
Average common shares outstanding - diluted	42,303,626	31,865,172
Net income per common share - diluted	$0.54	$0.48

	Six Months Ended
	June 30,
	2016	2015
Basic
Net income applicable to common stock	$44,116	$30,634
Average common shares outstanding	41,200,133	31,601,304
Net income per common share - basic	$1.07	$0.97
Diluted
Net income applicable to common stock	$44,116	$30,634
Average common shares outstanding	41,200,133	31,601,304
Effect of dilutive stock-based compensation	235,830	232,953
Average common shares outstanding - diluted	41,435,963	31,834,257
Net income per common share - diluted	$1.06	$0.96

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2016	2015
Number of shares	19,000	108,138
Exercise prices	$32.60	$30.63

	Six Months Ended
	June 30,
	2016	2015
Number of shares	19,000	111,672
Range of exercise prices	$32.60	$29.57 - $30.63

Note M – Mergers and Acquisitions
(In Thousands, Except Share Data)

Acquisition of KeyWorth Bank
Effective April 1, 2016, the Company completed its acquisition of KeyWorth Bank (“KeyWorth”) in a transaction valued at approximately $58,885. The Company issued 1,680,021 shares of common stock and paid approximately $3,594 to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth. At closing, KeyWorth merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger.

As a result of the KeyWorth acquisition, the Company acquired total assets with an estimated fair value of $415,232, total loans with an estimated fair value of $272,330 and total deposits with an estimated fair value of $348,961, and six banking locations in the Atlanta metropolitan area. The Company is finalizing the fair value of certain assets and liabilities assumed as part of the acquisition.

The Company recorded approximately $22,643 in intangible assets which consist of goodwill of $20,633 and a core deposit intangible of $2,010. Goodwill resulted from a combination of revenue enhancements from the expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

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

The Company recorded approximately $187,468 in intangible assets which consist of goodwill of $175,212 and a core deposit intangible of $12,256. Goodwill resulted from a combination of revenue enhancements from expansion into new markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company's acquisition of Heritage based on their fair values on July 1, 2015.

Purchase Price:
Shares issued to common shareholders	8,635,879
Purchase price per share	$32.60
Value of stock paid		$281,530
Cash paid for fractional shares		26
Cash settlement for stock options, net of tax benefit		5,915
Compensation expense incurred from the termination of Heritage's ESOP		—
Deal charges		7,973
Total Purchase Price		$295,444
Net Assets Acquired:
Stockholders’ equity at acquisition date	$160,652
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(1,401)
Mortgage loans held for sale	(3,158)
Loans, net of Heritage's allowance for loan losses	(16,837)
Fixed assets	(6,419)
Intangible assets, net of Heritage's existing core deposit intangible	18,193
Other real estate owned	1,390
FDIC loss-share indemnification asset	(15,507)
Other assets	3,045
Deposits	(3,776)
Other liabilities	(7,873)
Deferred income taxes	(8,077)
Total Net Assets Acquired		120,232
Goodwill resulting from merger(1)		$175,212
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value of assets acquired and liabilities assumed at acquisition date in connection with the merger with Heritage.

Cash and cash equivalents	$38,626
Securities	177,849
Loans, including mortgage loans held for sale, net of unearned income	1,458,411
Premises and equipment	42,914
Other real estate owned	9,972
Intangible assets	187,468
Other assets	104,737
Total assets	2,019,977

Deposits	1,375,354
Borrowings	314,656
Other liabilities	34,523
Total liabilities	1,724,533

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the six months ended June 30, 2016 and 2015 of the Company as though the Heritage merger had been completed as of January 1, 2015. The unaudited estimated pro forma information combines the historical results of Heritage with the Company's historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2015. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Six Months Ended
	June 30,
	2016	2015
Interest income	$160,267	$149,138
Interest expense	13,056	10,874
Net interest income	147,211	138,264
Provision for loan and lease losses	3,230	2,550
Noninterest income	68,888	71,771
Noninterest expense	147,073	162,862
Income before income taxes	65,796	44,623
Income taxes	21,680	13,883
Net income	44,116	30,740

Earnings per share:
Basic	$1.07	$0.85
Diluted	$1.06	$0.85

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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of June 30,

	2016		2015
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$739,605	9.18%	$550,106	9.89%
Common Equity Tier 1 Capital to Risk-Weighted Assets	648,272	10.13%	459,108	10.45%
Tier 1 Capital to Risk-Weighted Assets	739,605	11.56%	550,106	12.52%
Total Capital to Risk-Weighted Assets	788,027	12.31%	595,089	13.55%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$712,637	8.87%	$534,552	9.63%
Common Equity Tier 1 Capital to Risk-Weighted Assets	712,637	11.17%	534,552	12.20%
Tier 1 Capital to Risk-Weighted Assets	712,637	11.17%	534,552	12.20%
Total Capital to Risk-Weighted Assets	761,059	11.93%	578,960	13.21%

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

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios has been adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and Renasant Bank:

— Residential mortgages: Replaced the former 50% risk weight for performing residential first-lien mortgages and a 100% risk-weight for all other mortgages with a risk weight of between 35% and 200% determined by the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income.

— Commercial mortgages: Replaced the former 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

— Nonperforming loans: Replaced the former 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note O – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At June 30, 2016 and December 31, 2015, the Company’s carrying value of QAHPs was $7,017 and $7,666, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Tax credit amortization	$324	$324	$648	$648
Tax credits and other benefits	(471)	(313)	(942)	(784)
Total	$(147)	$11	$(294)	$(136)

Note P – Income Taxes

(In Thousands)

The following table is a summary of the Company's temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30,		December 31,
	2016	2015	2015
Deferred tax assets
Allowance for loan losses	$20,541	$17,244	$17,430
Loans	31,477	14,132	26,239
Deferred compensation	11,628	8,146	17,060
Securities	2,346	1,360	2,572
Net unrealized losses on securities - OCI	5,093	5,404	6,065
Impairment of assets	3,129	3,765	3,271
Federal and State net operating loss carryforwards	3,808	1,423	3,681
Other	8,027	2,039	4,927
Gross deferred tax assets	86,049	53,513	81,245
Valuation allowance on state net operating loss carryforwards	—	—	—
Total deferred tax assets	86,049	53,513	81,245
Deferred tax liabilities
FDIC loss-share indemnification asset	1,579	2,867	1,927
Investment in partnerships	2,163	2,608	2,507
Core deposit intangible	3,015	1,661	3,386
Fixed assets	1,668	3,116	673
Mortgage servicing rights	3,976	—	4,032
Subordinated debt	4,181	4,402	4,287
Other	4,714	566	2,364
Total deferred tax liabilities	21,296	15,220	19,176
Net deferred tax assets	$64,753	$38,293	$62,069

The Company acquired federal net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321, of which $9,011 remained to be utilized as of June 30, 2016, and will expire at various dates beginning in 2024.

State net operating losses acquired in the Heritage acquisition totaled $17,168, of which $15,583 remained to be utilized as of June 30, 2016, and will expire at various dates beginning in 2024.

The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the three months ended June 30, 2016 and 2015 or the year ended December 31, 2015.

Note Q – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the six months ended June 30, 2016 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2016	$443,104	$2,767	$445,871
Addition to goodwill from KeyWorth acquisition	20,634	—	20,634
Adjustment to previously recorded goodwill	4,029	—	4,029
Balance at June 30, 2016	$467,767	$2,767	$470,534

The addition to goodwill from the KeyWorth acquisition represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the transaction. The Company is finalizing the fair values of certain assets and liabilities related to the KeyWorth acquisition; as such, the recorded balance of goodwill is subject to change. The adjustment to previously recorded goodwill is due to valuation adjustments on property and equipment as well as certain loans acquired from Heritage.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2016
Core deposit intangibles	$47,992	$(21,944)	$26,048
Customer relationship intangible	1,970	(635)	1,335
Total finite-lived intangible assets	$49,962	$(22,579)	$27,383
December 31, 2015
Core deposit intangibles	$45,982	$(18,572)	$27,410
Customer relationship intangible	1,970	(569)	1,401
Total finite-lived intangible assets	$47,952	$(19,141)	$28,811

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense for:
Core deposit intangibles	1,709	1,206	3,373	2,447
Customer relationship intangible	33	33	66	66
Total intangible amortization	1,742	1,239	3,439	2,513

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2016 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2016	$6,616	$131	$6,747
2017	5,722	131	$5,853
2018	4,881	131	$5,012
2019	4,101	131	$4,232
2020	3,213	131	$3,344

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2016 compared to December 31, 2015.

Mergers and Acquisitions

On April 1, 2016, the Company completed its acquisition of KeyWorth Bank (“KeyWorth”), a bank headquartered in Johns Creek, Georgia. At closing, KeyWorth merged with and into Renasant Bank. As of the acquisition date, KeyWorth operated six banking locations in the Atlanta metropolitan area and had, prior to any purchase accounting adjustments, approximately $399,252 in assets, $284,410 in loans and $346,988 in deposits. The Company is finalizing the fair value of certain assets and liabilities assumed as part of the acquisition.

On July 1, 2015, the Company completed its acquisition of Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South. On the same date, HeritageBank of the South was merged into Renasant Bank. As of the acquisition date, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida and had, prior to any purchase accounting adjustments, approximately $1,869,514 in assets, $1,137,774 in loans, and $1,373,777 in deposits.

See Note M, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for details regarding the Company’s recent mergers and acquisitions. The Company's financial condition and results of operations include the impact of KeyWorth's and Heritage's operations since the respective acquisition dates.
Assets
Total assets were $8,529,566 at June 30, 2016 compared to $7,926,496 at December 31, 2015. The acquisition of KeyWorth increased total assets approximately $415,232 at April 1, 2016.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	June 30, 2016	Percentage of Portfolio	December 31, 2015	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$36,313	3.41%	$107,355	9.71%
Obligations of states and political subdivisions	355,052	33.38	357,245	32.32
Mortgage-backed securities	635,887	59.79	597,463	54.07
Trust preferred securities	18,179	1.71	19,469	1.76
Other debt securities	18,161	1.71	19,333	1.75
Other equity securities	—	—	4,340	0.39
	$1,063,592	100.00%	$1,105,205	100.00%

The balance of our securities portfolio at June 30, 2016 decreased $41,613 to $1,063,592 from $1,105,205 at December 31, 2015. The KeyWorth acquisition increased the securities portfolio approximately $69,395 at the acquisition date. During the six months ended June 30, 2016, we purchased $43,724 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 78.47% of the purchases during the first half of 2016. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Government agency and municipal securities accounted for the remainder of the securities purchased in the first half of 2016. Proceeds from maturities, calls, sales and principal payments on securities during the first six months of 2016 totaled $157,607.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $24,675 and $24,770 and a fair value of $18,179 and $19,469 at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the investment in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the six months ended June 30, 2016 or 2015. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in “payment in kind” status where interest payments are not expected until a future date and, therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at June 30, 2016, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

Over recent periods, pricing on the Company's pooled trust preferred securities has improved such that the amortized cost on one of its pooled trust preferred securities (XIII) had been fully recovered as of March 31, 2015. During the second quarter of 2015, the Company sold this security, having a carrying value of $1,117 at the time of sale, for net proceeds of $1,213, resulting in a gain of $96.
Loans
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2016	Percentage of Total Loans	December 31, 2015	Percentage of Total Loans
Commercial, financial, agricultural	$682,936	11.45%	$636,837	11.76%
Lease financing	43,116	0.72	34,815	0.64
Real estate – construction	452,731	7.59	357,665	6.61
Real estate – 1-4 family mortgage	1,849,046	31.00	1,735,323	32.06
Real estate – commercial mortgage	2,823,676	47.33	2,533,729	46.80
Installment loans to individuals	113,924	1.91	115,093	2.13
Total loans, net of unearned income	$5,965,429	100.00%	$5,413,462	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2016, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at June 30, 2016 were $5,965,429, an increase of $551,967 from $5,413,462 at December 31, 2015. The KeyWorth acquisition increased the loan portfolio $272,330 at the acquisition date.
Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”), including the two loss-share agreements assumed in connection with the Heritage acquisition, were $42,171 at June 30, 2016, a decrease of $50,971, or 54.72%, compared to $93,142 at December 31, 2015. This decrease is primarily a result of the expiration of loss-share coverage on certain loans as discussed below. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans. Renasant Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. Management intends to continue the Company’s aggressive efforts to bring those covered loans that are commercial in nature to resolution and thus the balance of covered loans is expected to continue to decline. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on July 31, 2020 for loans acquired from Crescent Bank & Trust Company (“Crescent”), February 28, 2021 for loans acquired from each of American Trust Bank

(“American Trust”) and Citizens Bank of Effingham (“Citizens Effingham”) and August 31, 2021 for loans acquired from First Southern National Bank (“First Southern”). For qualifying losses on commercial loans, reimbursement runs for five years, which ended July 25, 2015 for Crescent loans, February 5, 2016 for American Trust loans and February 18, 2016 for Citizens Effingham loans and ends August 19, 2016 for First Southern loans. As a result of the expiration of these loss-share agreements, the Company reclassified loans totaling $54,495 from acquired covered loans to acquired non-covered during the third quarter of 2015 and reclassified $42,637 from acquired covered loans to acquired not covered during the first quarter of 2016.
Loans not covered under loss-share agreements with the FDIC at June 30, 2016 were $5,923,258, compared to $5,320,320 at December 31, 2015. Loans acquired and not covered under loss-share agreements totaled $1,630,709 at June 30, 2016 compared to $1,489,886 at December 31, 2015.
Excluding the loans acquired from previous acquisitions or in FDIC-assisted transactions (collectively referred to as "acquired loans"), loans increased $462,115 during the six months ended June 30, 2016. The Company experienced loan growth across all categories of loans with loans from our new commercial business lines, which consist of asset-based lending, equipment leasing and healthcare banking groups, contributing $16,658 of the total increase in loans from December 31, 2015.
Looking at the change in loans geographically, non-acquired loans in our Mississippi, Tennessee and Georgia markets increased $73,362, $67,447 and $184,283, respectively, while loans in our Alabama and Florida markets (collectively referred to as our “Central Division”) increased by $137,023 when compared to December 31, 2015 (the Company entered its Florida markets on July 1, 2015 as a result of the Heritage acquisition).
The following tables provide a breakdown of covered loans and loans not covered under loss-share agreements as of the dates presented:

	June 30, 2016
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Not covered	Total Loans
Commercial, financial, agricultural	$530,258	$607	$152,071	$682,936
Lease financing	43,116	—	—	43,116
Real estate – construction:
Residential	160,950	83	34,383	195,416
Commercial	220,740	—	36,575	257,315
Condominiums	—	—	—	—
Total real estate – construction	381,690	83	70,958	452,731
Real estate – 1-4 family mortgage:
Primary	724,604	20,080	312,194	1,056,878
Home equity	335,038	7,296	72,650	414,984
Rental/investment	222,861	6,513	71,379	300,753
Land development	46,445	751	29,235	76,431
Total real estate – 1-4 family mortgage	1,328,948	34,640	485,458	1,849,046
Real estate – commercial mortgage:
Owner-occupied	758,779	1,253	408,841	1,168,873
Non-owner occupied	1,025,666	4,241	438,156	1,468,063
Land development	134,333	1,296	51,111	186,740
Total real estate – commercial mortgage	1,918,778	6,790	898,108	2,823,676
Installment loans to individuals	89,759	51	24,114	113,924
Total loans, net of unearned income	$4,292,549	$42,171	$1,630,709	$5,965,429

	December 31, 2015
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Not covered	Total Loans
Commercial, financial, agricultural	$485,407	$2,406	$149,024	$636,837
Lease financing	34,815	—	—	34,815
Real estate – construction:
Residential	123,711	91	44,813	168,615
Commercial	166,006	39	20,524	186,569
Condominiums	1,984	—	497	2,481
Total real estate – construction	291,701	130	65,834	357,665
Real estate – 1-4 family mortgage:
Primary	661,135	27,270	343,504	1,031,909
Home equity	304,045	9,120	69,090	382,255
Rental/investment	196,217	7,686	48,063	251,966
Land development	42,831	1,912	24,450	69,193
Total real estate – 1-4 family mortgage	1,204,228	45,988	485,107	1,735,323
Real estate – commercial mortgage:
Owner-occupied	709,598	15,297	357,659	1,082,554
Non-owner occupied	896,060	24,343	351,856	1,272,259
Land development	123,391	4,910	50,615	178,916
Total real estate – commercial mortgage	1,729,049	44,550	760,130	2,533,729
Installment loans to individuals	85,234	68	29,791	115,093
Total loans, net of unearned income	$3,830,434	$93,142	$1,489,886	$5,413,462

Mortgage loans held for sale were $276,782 at June 30, 2016 compared to $225,254 at December 31, 2015. Originations of mortgage loans to be sold totaled $1,006,507 in the six months ended June 30, 2016 compared to $407,893 for the same period in 2015. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations. For the six months ended June 30, 2016, originations of mortgage loans from the Company's existing mortgage operations were $408,729 while originations from Heritage's mortgage operations were $597,778.

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
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $6,702,487 and $6,218,602 at June 30, 2016 and December 31, 2015, respectively. Noninterest-bearing deposits were $1,459,383 and $1,278,337 at June 30, 2016 and December 31, 2015, respectively, while interest-bearing deposits were $5,243,104 and $4,940,265 at June 30, 2016 and December 31, 2015, respectively. The acquisition of KeyWorth increased total deposits by $348,901 at the acquisition date. This consisted of noninterest-bearing deposits of $73,077 and interest-bearing deposits of $275,884. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits, including certain time deposits, to mature. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $827,804 and $775,385 at June 30, 2016 and December 31, 2015, respectively.

Looking at the change in deposits geographically, deposits in our Mississippi and Tennessee markets increased $147,599 and $21,576, respectively, from December 31, 2015, while deposits in our Central Division markets decreased $55,089 from December 31, 2015. Excluding the contribution from KeyWorth, deposits in our Georgia markets increased $30,080 from December 31, 2015.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, overnight borrowings, advances from the FHLB and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and FHLB advances. There were $444,989 of short-term borrowings, consisting of security repurchase agreements of $9,589 and overnight borrowings from the FHLB of $435,400, at June 30, 2016 compared to security repurchase agreements of $22,279 and overnight borrowings from the FHLB of $400,000 at December 31, 2015.

At June 30, 2016, long-term debt totaled $143,661 compared to $148,217 at December 31, 2015. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $48,122 and $52,930 at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, $21 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,603,894 of availability on unused lines of credit with the FHLB at June 30, 2016 compared to $1,659,779 at December 31, 2015. The cost of our long-term FHLB advances was 4.10% and 4.16% for the first six months of 2016 and 2015, respectively.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company's junior subordinated debentures totaled $95,369 at June 30, 2016 compared to $95,095 at December 31, 2015.

Results of Operations
Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015
Net Income

Net income for the three month period ended June 30, 2016 was $22,900 compared to net income of $15,394 for the three month period ended June 30, 2015. Basic and diluted earnings per share for the three month period ended June 30, 2016 were $0.54, compared to basic earnings per share of $0.49 and diluted earnings per share of $0.48 for the three month period ended June 30, 2015. During the three months ended June 30, 2016, the Company incurred pre-tax merger and conversion expenses of $2,807, or $1,886 on an after-tax basis, which reduced basic and diluted earnings per share by $0.05. During the second quarter of 2015, the Company incurred pre-tax merger and conversion expenses of $1,467, or $904 on an after-tax basis, which reduced basic and diluted earnings per share by $0.03.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 68.93% of total net revenue for the second quarter of 2016. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $77,157 for the second quarter of 2016 compared to $51,614 for the same period in 2015. On a tax equivalent basis, net interest income was $78,932 for the second quarter of 2016 as compared to $53,361 for the second quarter of 2015. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.29% during the second quarter of 2016 compared to 4.17% for the second quarter of 2015. Additional interest income recognized in connection with the acceleration of pay downs and payoffs from acquired loans increased our net interest margin by 25 basis points for the three months ended June 30, 2016. Additional interest income recognized in connection with the acceleration of pay downs and payoffs from acquired loans increased our net interest margin by 28 basis points for the three months ended June 30, 2015. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$6,203,661	$77,180	5.00%	$4,065,949	$50,760	5.01%
Securities:
Taxable(2)	755,220	4,321	2.30	690,776	3,758	2.18
Tax-exempt	356,611	4,178	4.71	309,186	3,955	5.13
Interest-bearing balances with banks	80,791	104	0.52	67,656	43	0.25
Total interest-earning assets	7,396,283	85,783	4.66	5,133,567	58,516	4.57
Cash and due from banks	139,681			82,162
Intangible assets	499,503			295,441
FDIC loss-share indemnification asset	5,969			8,011
Other assets	500,382			328,358
Total assets	$8,541,818			$5,847,539
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,111,718	$1,421	0.18%	$2,310,352	$1,075	0.19%
Savings deposits	526,596	93	0.07	373,253	72	0.08
Time deposits	1,607,092	2,906	0.73	1,202,594	2,080	0.69
Total interest-bearing deposits	5,245,406	4,420	0.34	3,886,199	3,227	0.33
Borrowed funds	594,459	2,431	1.64	204,884	1,928	3.77
Total interest-bearing liabilities	5,839,865	6,851	0.47	4,091,083	5,155	0.51
Noninterest-bearing deposits	1,477,380			969,770
Other liabilities	103,275			53,528
Shareholders’ equity	1,121,298			733,158
Total liabilities and shareholders’ equity	$8,541,818			$5,847,539
Net interest income/net interest margin		$78,932	4.29%		$53,361	4.17%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the second quarter of 2016 compared to the second quarter of 2015:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$26,457	$(37)	$26,420
Securities:
Taxable	370	193	563
Tax-exempt	512	(289)	223
Interest-bearing balances with banks	10	51	61
Total interest-earning assets	27,349	(82)	27,267
Interest expense:
Interest-bearing demand deposits	311	35	346
Savings deposits	26	(5)	21
Time deposits	722	104	826
Borrowed funds	715	(212)	503
Total interest-bearing liabilities	1,774	(78)	1,696
Change in net interest income	$25,575	$(4)	$25,571

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $85,783 for the second quarter of 2016 compared to $58,516 for the same period in 2015. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the KeyWorth and Heritage acquisitions and an increase in loan yields due to higher levels of accretable yield from the acquired loan portfolios. Overall, the Company continues to experience downward pressure on earning asset yields as a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Loans	83.88%	79.20%	5.00%	5.01%
Securities	15.03	19.48	3.07	3.09
Other	1.09	1.32	0.52	0.25
Total earning assets	100.00%	100.00%	4.66%	4.57%

For the second quarter of 2016, loan income, on a tax equivalent basis, increased $26,420 to $77,180 from $50,760 compared to the same period in 2015. The average balance of loans increased $2,137,712 from second quarter of 2016 compared to the second quarter of 2015 due primarily to the loans acquired in connection with the KeyWorth and Heritage acquisitions. Furthermore, increased production in the commercial and secondary mortgage loan markets contributed to the increase in the average balance of loans. The tax equivalent yield on loans was 5.00%, a 1 basis point decrease from the second quarter of 2015. Additional interest income recognized in connection with the acceleration of pay downs and payoffs from acquired loans increased our loan yields by 30 basis points for the three months ended June 30, 2016. Additional interest income recognized in connection with the acceleration of pay downs and payoffs from acquired loans increased our loan yields by 36 basis points for the three months ended June 30, 2015.

Investment income, on a tax equivalent basis, increased $786 to $8,499 for the second quarter of 2016 from $7,713 for the second quarter of 2015. The average balance in the investment portfolio for the second quarter of 2016 was $1,111,831 compared to

$999,962 for the same period in 2015. The tax equivalent yield on the investment portfolio for the second quarter of 2016 was 3.07%, down 2 basis points from the same period in 2015. Excluding the contribution from KeyWorth and Heritage, the average balance in the investment portfolio decreased when compared to the same period in 2015. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense was $6,851 for the second quarter of 2016 as compared to $5,155 for the same period in 2015. The acquisitions of KeyWorth and Heritage contributed to a shift in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, and when combined with the declining interest rate environment, resulted in an overall decrease in interest expense. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.47% for the three months ended June 30, 2016 as compared to 0.51% at June 30, 2015.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Noninterest-bearing demand	20.19%	19.16%	—%	—%
Interest-bearing demand	42.53	45.65	0.18	0.19
Savings	7.20	7.38	0.07	0.08
Time deposits	21.96	23.76	0.73	0.69
Short term borrowings	6.11	0.98	0.52	0.17
Long-term Federal Home Loan Bank advances	0.71	1.19	4.11	4.16
Other borrowed funds	1.30	1.88	5.57	5.42
Total deposits and borrowed funds	100.00%	100.00%	0.38%	0.41%

Interest expense on deposits was $4,420 and $3,227 for the second quarter of 2016 and 2015, respectively. The cost of interest-bearing deposits was 0.34% and 0.33% for the same periods. Interest expense on total borrowings was $2,431 and $1,928 for the second quarter of 2016 and 2015, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Three Months Ended June 30,
2016	2015
1.62%	1.56%

Total noninterest income includes fees generated from deposit services, mortgage loan originations, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $35,586 for the second quarter of 2016 as compared to $22,879 for the same period in 2015. The increase in noninterest income and its related components is primarily attributable to the Heritage acquisition, particularly Heritage's mortgage operations, and a significant increase in mortgage revenue from the Company's existing mortgage operations due to increased production as a result of continued decreases in interest rates and recent mortgage originator hires.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $7,521 and $6,522 for the second quarter of 2016 and 2015, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,330 for the three months ended June 30, 2016 compared to $4,633 for the same period in 2015.

Fees and commissions increased to $5,045 during the second quarter of 2016 as compared to $3,571 for the same period in 2015. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. For the second quarter of 2016, fees associated with debit card usage were $4,155 as compared to $3,283 for the same period in 2015.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,175 and $2,119 for the three months ended June 30, 2016 and 2015, respectively. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Contingency income was $97 and $62 for the three months ended June 30, 2016 and 2015, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized investment products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,872 for the second quarter of 2016 compared to $2,210 for the same period in 2015. The market value of trust assets under management was $3,072,888 and $2,675,558 at June 30, 2016 and June 30, 2015, respectively.

During the second quarter of 2016, the Company sold securities with a carrying value of $2,767 at the time of sale for net proceeds of $4,024 resulting in a gain of $1,257. During the second quarter in 2015, the Company sold one of its pooled trust preferred securities with net proceeds of $1,213 and a carrying value of $1,117 at the time of sale for a gain of $96.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Mortgage banking income was $13,420 and $6,791 for the three months ended June 30, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $548,007 in the six months ended June 30, 2016 compared to $222,298 for the same period in 2015. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations. For the second quarter of 2016, originations of mortgage loans from the Company's existing mortgage operations were $209,060 while originations from Heritage's mortgage operations were $338,946. The following table presents the components of mortgage banking income included in noninterest income for the three months ending June 30:

	2016	2015
Mortgage servicing income, net	$(283)	$(76)
Gain on sales of loans, net	7,123	5,408
Fees, net	6,580	1,459
Mortgage banking income, net	$13,420	$6,791
Gains on the sale of SBA loans were $1,035 and $90 for the three months ended June 30, 2016 and 2015, respectively. Gains on the sale of SBA loans is derived from the origination and sale of the SBA loans guaranteed portion to third party investors. The increase year over year is attributable to the increased volume in SBA loans sold originated and sold by the Company which is directly related to a continued focus by the Company to grow other lines of business.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,
2016	2015
3.64%	3.50%

Noninterest expense was $77,259 and $51,082 for the second quarter of 2016 and 2015, respectively. The increase in noninterest expenses and its related components is primarily attributable to the KeyWorth and Heritage acquisitions. Merger and conversion expenses related to the KeyWorth and Heritage acquisitions was $2,807 for the three months ended June 30, 2016, compared to $1,467 for the three months ended June 30, 2015.

Salaries and employee benefits increased $14,993 to $45,387 for the second quarter of 2016 as compared to $30,394 for the same period in 2015. The increase in salary and employee benefits was primarily attributable to the Heritage acquisition along with higher levels of commissions paid in our mortgage banking division due to the increased levels of mortgage loan production.

Data processing costs increased to $4,502 in the second quarter of 2016 from $3,199 for the same period in 2015. The increase for the second quarter of 2016 as compared to the same period in 2015 was primarily attributable to the acquisition of Heritage as well as increased volume in mobile banking and increased volume on our small business internet banking platform.

Net occupancy and equipment expense for the second quarter of 2016 was $8,531, up from $5,524 for the same period in 2015. The increase is primarily attributable to the KeyWorth and Heritage acquisitions.

Expenses related to other real estate owned for the second quarter of 2016 were $1,614 compared to $954 for the same period in 2015. Expenses on other real estate owned for the second quarter of 2016 included write downs of $987 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $4,527 was sold during the three months ended June 30, 2016, resulting in a net loss of $181. Expenses on other real estate owned for the three months ended June 30, 2015 included a $953 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $4,797 was sold during the three months ended June 30, 2015, resulting in a net gain of $195.

Professional fees include fees for legal and accounting services. Professional fees were $1,262 for the second quarter of 2016 as compared to $1,172 for the same period in 2015. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,742 for the second quarter of 2016 compared to $1,481 for the same period in 2015.

Amortization of intangible assets totaled $1,742 and $1,239 for the second quarter of 2016 and 2015, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 1 year to 10 years. The increase in amortization expense for the second quarter of 2016 as compared to the same period in 2015 is attributable to the amortization of the core deposit intangible recognized in connection with the KeyWorth and Heritage acquisitions.

Communication expenses, those expenses incurred for communication to clients and between employees, were $2,040 for the second quarter of 2016 as compared to $1,491 for the same period in 2015. The increase can be attributed to the KeyWorth and Heritage acquisitions.

During the three months ended June 30, 2015, the Company recognized a debt extinguishment penalty of $329. This penalty was incurred in connection with the prepayment of approximately $3,500 in borrowings from the FHLB. No such charge was incurred during the same time period in 2015.

Efficiency Ratio
Three Months Ended June 30,
2016	2015
67.46%	67.00%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses incurred in connection with the Keyworth and Heritage acquisitions contributed approximately 245 basis points to the efficiency ratio for the second quarter of 2016. The remainder of the increase from the same period in 2015 is primarily attributable to the Heritage acquisition and increased production in our mortgage operations which is ordinarily a less efficient line of business. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from currently reported levels from revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the second quarter of 2016 and 2015 was $11,154 and $6,842, respectively. The effective tax rates for those periods were 32.75% and 30.77%, respectively. The increased effective tax rate for the second quarter of 2016 as compared to the same period in 2015 is the result of the Company experiencing improvements in its financial results, including the contribution from the acquisitions, resulting in higher levels of taxable income.

Results of Operations
Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015
Net Income

Net income for the six months ended June 30, 2016 was $44,116 compared to net income of $30,634 for the six months ended June 30, 2015. Basic and diluted earnings per share for the six months ended June 30, 2016 were $1.07 and $1.06, respectively, as compared to $0.97 for basic earnings per share and $0.96 for diluted earnings per share for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company incurred pre-tax merger and conversion expenses of $3,755, or $2,467 on an after-tax basis, which reduced basic and diluted earnings per share by $0.06. During the first six months of 2015, the Company incurred pre-tax merger and conversion expenses of $1,946, or $1,198 on an after-tax basis, which reduced basic and diluted earnings per share by $0.04.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 68.63% of total net revenue for the first six months of 2016. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $147,211 for the six months ended June 30, 2016 compared to $100,395 for the same period in 2015. On a tax equivalent basis, net interest income was $150,745 for the six months ended June 30, 2016 as compared to $103,886 for the six months ended June 30, 2015. Net interest margin, the tax equivalent net yield on earning assets, increased 15 basis points to 4.25% during the six months ended June 30, 2016 compared to 4.10% for the six months ended June 30, 2015. The accelerated accretion on the acquired loan portfolios increased our net interest margin by 18 basis points for the six months ended June 30, 2016 compared to 17 basis points for the six months ended June 30, 2015. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$5,952,907	$146,783	4.96%	$4,043,182	$98,479	4.91%
Securities:
Taxable(2)	751,887	8,457	2.26	687,093	7,926	2.33
Tax-exempt	355,804	8,384	4.74	307,788	7,918	5.19
Interest-bearing balances with banks	70,967	177	0.50	75,445	103	0.28
Total interest-earning assets	7,131,565	163,801	4.62	5,113,508	114,426	4.51
Cash and due from banks	139,039			85,852
Intangible assets	486,749			296,058
FDIC loss-share indemnification asset	6,187			9,433
Other assets	489,821			329,868
Total assets	$8,253,361			$5,834,719
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,034,314	$2,762	0.18	$2,311,005	$2,170	0.19
Savings deposits	517,304	182	0.07	369,476	141	0.08
Time deposits	1,550,373	5,436	0.71	1,233,396	4,414	0.72
Total interest-bearing deposits	5,101,991	8,380	0.33	3,913,877	6,725	0.35
Borrowed funds	566,921	4,676	1.66	186,921	3,815	4.12
Total interest-bearing liabilities	5,668,912	13,056	0.46	4,100,798	10,540	0.52
Noninterest-bearing deposits	1,397,382			950,995
Other liabilities	100,889			56,466
Shareholders’ equity	1,086,178			726,460
Total liabilities and shareholders’ equity	$8,253,361			$5,834,719
Net interest income/net interest margin		$150,745	4.25%		$103,886	4.10%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the six months ended June 30, 2016 compared to the same period in 2015:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$47,313	$991	$48,304
Securities:
Taxable	735	(204)	531
Tax-exempt	1,023	(557)	466
Interest-bearing balances with banks	(6)	80	74
Total interest-earning assets	49,065	310	49,375
Interest expense:
Interest-bearing demand deposits	662	(70)	592
Savings deposits	51	(10)	41
Time deposits	1,122	(100)	1,022
Borrowed funds	1,219	(358)	861
Total interest-bearing liabilities	3,054	(538)	2,516
Change in net interest income	$46,011	$848	$46,859

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $163,801 for the six months ended June 30, 2016 compared to $114,426 for the same period in 2015. This increase in interest income, on a tax equivalent basis, is due primarily to the acquisition of Heritage and an increase in loan yields due to higher levels of accretable yield from the acquired loan portfolios. Overall, the Company continues to experience downward pressure on earning asset yields as a result of replacing higher rate maturing loans with new or renewed loans at current market rates which are generally lower due to the current interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Loans	83.47%	79.07%	4.96%	4.91%
Securities	15.53	19.45	3.06	3.21
Other	1.00	1.48	0.50	0.28
Total earning assets	100.00%	100.00%	4.62%	4.51%

For the six months ending June 30, 2016, loan income, on a tax equivalent basis, increased $48,304 to $146,783 from $98,479 in the same period in 2015. The average balance of loans increased $1,909,725 for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the acquisitions of KeyWorth and Heritage, as well as increased production in the commercial and secondary mortgage loan markets. The tax equivalent yield on loans was 4.96% for the six months ending June 30, 2016, a 5 basis point increase from the same period in 2015. The accelerated accretion on the acquired loan portfolio increased our loan yield by 22 basis points for the first six months of 2016 compared to 21 basis points for the six months ended June 30, 2015.
Investment income, on a tax equivalent basis, increased $997 to $16,841 for the six months ended June 30, 2016 from $15,844 for the same period in 2015. The average balance in the investment portfolio for the six months ended June 30, 2016 was $1,107,691 compared to $994,881 for the same period in 2015. The tax equivalent yield on the investment portfolio for the first six months of 2016 was 3.06%, down 15 basis points from 3.21% in the same period in 2015. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments, excluding the impact from Heritage, and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense for the six months ended June 30, 2016 was $13,056 as compared to $10,540 for the same period in 2015, due primarily from an increase in the average balance of interest bearing liabilities attributable to the KeyWorth and Heritage acquisitions. The acquisition of Heritage contributed to a shift in the mix of our deposits from higher costing time deposits to lower costing interest bearing and non-interest bearing deposits, and when combined with the declining interest rate environment, resulted in an overall decrease in our cost of funds. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilized lower cost deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.46% for the six months ended June 30, 2016 as compared to 0.52% for the same period in June 30, 2015.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total			Cost of Funds
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2016		2015	2016	2015
Noninterest-bearing demand	19.77%		18.82%	—%	—%
Interest-bearing demand	42.94		45.75	0.18	0.19
Savings	7.32		7.31	0.07	0.08
Time deposits	21.94		24.42	0.71	0.72
Short-term borrowings	5.94	0.26	0.62	0.47	0.16
Long-term Federal Home Loan Bank advances	0.74		1.20	4.10	4.16
Other long term borrowings	1.35		1.88	5.55	5.39
Total deposits and borrowed funds	100.00%		100.00%	0.37%	0.42%

Interest expense on deposits was $8,380 and $6,725 for the six months ended June 30, 2016 and 2015, respectively. The cost of interest bearing deposits was 0.33% and 0.35% for the same periods. Interest expense on total borrowings was $4,676 and $3,815 for the first six months of 2016 and 2015, respectively. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets (Excludes securities gains/losses)
Six Months Ended June 30,
2016	2015
1.65%	1.54%

Noninterest income was $68,888 for the six months ended June 30, 2016 as compared to $44,749 for the same period in 2015. The increase in noninterest income and its related components is primarily attributable to the Heritage acquisition, Heritage's mortgage operations and a significant increase in mortgage revenue from the Company's existing mortgage operations due to increased production as a result of continued decreases in interest rates and recent mortgage originator hires.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $15,512 and $12,857 for the six months ended June 30, 2016 and 2015, respectively. Overdraft fees, the largest component of service charges on deposits, were $11,066 for the six months ended June 30, 2016 compared to $9,019 for the same period in 2015.

Fees and commissions increased to $9,376 for the first six months of June 30, 2016 as compared to $7,266 for the same period in 2015. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, as well as servicing income from non-mortgage loans serviced by the Company. Fees associated with debit card usage were $8,154 for the six months ending June 30, 2016 as compared to $6,356 for the same period in 2015.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $4,137 and $4,086 for the six months ended June 30, 2016 and 2015, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decrease in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $1,129 and $489 for the six months ended June 30, 2016 and 2015, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,763 for the six months ended June 30, 2016 compared to $4,366 for the same period in 2015. This increase is primarily attributable to an increase in assets under management through the Heritage acquisition. The market value of trust assets under management was $3,072,888 and $2,675,558 at June 30, 2016 and June 30, 2015, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Mortgage banking income was $25,335 and $12,220 for the six months ended June 30, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $1,006,507 in the six months ended June 30, 2016 compared to $407,893 for the same period in 2015. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations. The following table presents the components of mortgage banking income included in noninterest income for the six months ending June 30:

	2016	2015
Mortgage servicing income, net	$345	$15
Gain on sales of loans, net	12,969	10,040
Fees, net	12,021	2,165
Mortgage banking income, net	$25,335	$12,220
Gains on the sale of SBA loans were $2,031 and $383 for the six months ended June 30, 2016 and 2015, respectively. Gains on the sale of SBA loans is derived from the origination and sale of the SBA loans guaranteed portion to third party investors. The increase year over year is attributable to the increased volume in SBA loans sold originated and sold by the Company which is directly related to a continued focus by the Company to grow other lines of business.

Noninterest Expense

Noninterest Expense to Average Assets
Six Months Ended June 30,
2016	2015
3.48%	3.33%

Noninterest expense was $147,073 and $98,401 for the six months ended June 30, 2016 and 2015, respectively. The increase in noninterest expenses and its related components is primarily attributable to the KeyWorth and Heritage acquisitions. Merger and conversion expense related to our acquisition of Heritage and KeyWorth was $3,755 for the six months ended June 30, 2016 compared to $1,946 of merger expenses related to the Heritage acquisition for the same period in 2015.

Salaries and employee benefits increased $29,125 to $87,780 for the six months ended June 30, 2016 as compared to $58,655 for the same period in 2015. The increase in salaries and employee benefits is attributable to the addition of the KeyWorth and Heritage operations and higher levels of commissions paid in our mortgage banking division.

Data processing costs increased to $8,660 in the six months ended June 30, 2016 from $6,429 for the same period in 2015. The increase for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily attributable to the Heritage acquisition and the addition of enhancements to our products and services, including mobile banking and small business internet banking platform.

Net occupancy and equipment expense for the first six months of 2016 was $16,755, up from $11,083 for the same period in 2015. The increase in occupancy and equipment expense in primarily attributable to the Heritage operations and facilities.

Expenses related to other real estate owned for the first six months of 2016 were $2,571 compared to $1,486 for the same period in 2015. Expenses on other real estate owned for the six months ended June 30, 2016 included write downs of $1,281 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $8,188 was sold during the six months ended June 30, 2016, resulting in a net loss of $231. Expenses on other real estate owned for the six months ended June 30, 2015 included a $1,395 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $12,656 was sold during the six months ended June 30, 2015, resulting in a net gain of $483.

Professional fees include fees for legal and accounting services. Professional fees were $2,476 for the six months ended June 30, 2016 as compared to $1,996 for the same period in 2015. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $3,379 for the six months ended June 30, 2016 compared to $2,784 for the same period in 2015.

Amortization of intangible assets totaled $3,439 and $2,513 for the six months ended June 30, 2016 and 2015, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 1 year to 10 years. The increase in amortization expense for the six months ended June 30, 2016 as compared to the same period in 2015 is attributable to the amortization of the core deposit intangible recognized in connection with the KeyWorth and Heritage acquisitions.

Communication expenses, those expenses incurred for communication to clients and between employees, were $4,211 for the six months ended June 30, 2016 as compared to $2,924 for the same period in 2015. The increase can be attributed to the Heritage acquisition as well as expenses incurred to increase the bandwidth of data lines throughout our footprint.

During the six months ended June 30, 2016, the Company recognized a debt extinguishment penalty of $329. This penalty was incurred in connection with the prepayment of approximately $3,500 in borrowings from the FHLB. No such charge was incurred during the same time period in 2015.

Efficiency Ratio
Six Months Ended June 30,
2016	2015
66.96%	66.20%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger-related expenses contributed approximately 171 basis points to the efficiency ratio in the first six months of 2016 compared to 131 basis points in the corresponding period in 2015. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio (excluding the impact of merger-related expenses) to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the six months ended June 30, 2016 and 2015 was $21,680 and $13,859, respectively. The effective tax rates for those periods were 32.95% and 31.15%, respectively. The increased effective tax rate for the six months ended June 30,

2016 as compared to the same period in 2015 is the result of the Company experiencing improvements in its financial results throughout 2015 and into the six months ended June 30, 2016, including the contributions from Heritage and Keyworth, resulting in higher levels of taxable income.

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

We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loan and loss management committees and the Board of Directors loan committee and problem loan review committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.

In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limits are reviewed by senior credit officers, in-house loan committees or the Board of Directors.

For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to the total balance of loans in each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but which may not be fully reflected in our historical loss ratios. For portfolio balances of consumer, small balance consumer mortgage loans, such as 1-4 family mortgage loans and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria.

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

Net charge-offs for the second quarter of 2016 were $191, or 0.01% of average loans, compared to net charge-offs of $1,589, or 0.16% of average loans, for the same period in 2015. The levels of net charge-offs relative to the size of our loan portfolio reflect the improved credit quality measures and the Company's continued efforts to bring these problem credits to resolution.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial, agricultural	$4,512	$4,186	$3,971
Lease financing	198	160	60
Real estate – construction	2,269	1,852	1,297
Real estate – 1-4 family mortgage	14,219	13,908	13,792
Real estate – commercial mortgage	21,683	21,111	21,547
Installment loans to individuals	1,217	1,220	1,221
Total	$44,098	$42,437	$41,888

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	June 30, 2016	December 31, 2015	June 30, 2015
Specific reserves for impaired loans	$7,619	$7,600	$5,902
Allocated reserves for remaining portfolio	34,307	33,131	34,574
Acquired with deteriorated credit quality	2,172	1,706	$1,412
Total	$44,098	$42,437	$41,888

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The provision for loan losses was $3,230 and $2,250 for the six months ended June 30, 2016 and 2015, respectively, which reflects the aforementioned improving credit quality trends coupled with providing for significant loan growth during each respective period.

A majority of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired and not covered under the Company's FDIC loss-share agreements are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of June 30, 2016, the fair value of loans accounted for in accordance with ASC 310-30 was $317,959. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. As of June 30, 2016, the Company has increased the allowance for loan losses by $2,172 for loans accounted for under ASC 310-30. As of June 30, 2015, the Company increased the allowance for loan losses by $1,412 for loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$42,859	$42,302	$42,437	$42,289
Charge-offs
Commercial, financial, agricultural	48	123	705	358
Lease financing	—	—	—	—
Real estate – construction	—	26	—	26
Real estate – 1-4 family mortgage	387	869	503	1,354
Real estate – commercial mortgage	186	1,224	1,187	1,857
Installment loans to individuals	192	56	372	106
Total charge-offs	813	2,298	2,767	3,701
Recoveries
Commercial, financial, agricultural	105	104	158	139
Lease financing	—	—	—	—
Real estate – construction	5	7	11	13
Real estate – 1-4 family mortgage	170	215	565	370
Real estate – commercial mortgage	309	357	401	469
Installment loans to individuals	33	26	63	59
Total recoveries	622	709	1,198	1,050
Net charge-offs	191	1,589	1,569	2,651
Provision for loan losses	1,430	1,175	3,230	2,250
Balance at end of period	$44,098	$41,888	$44,098	$41,888
Net charge-offs (annualized) to average loans	0.01%	0.16%	0.06%	0.08%
Allowance for loan losses to:
Total loans not acquired	1.03%	1.23%	1.03%	1.23%
Nonperforming loans not acquired	366.90%	197.95%	366.90%	197.95%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Real estate – construction:
Residential	$(5)	$21	$(9)	$15
Commercial	—	—	—	—
Condominiums	—	(2)	(2)	(2)
Total real estate – construction	(5)	19	(11)	13
Real estate – 1-4 family mortgage:
Primary	54	221	100	635
Home equity	47	166	51	176
Rental/investment	139	90	134	62
Land development	(23)	177	(347)	111
Total real estate – 1-4 family mortgage	217	654	(62)	984
Real estate – commercial mortgage:
Owner-occupied	(164)	845	228	1,417
Non-owner occupied	(45)	191	245	146
Land development	86	(169)	313	(175)
Total real estate – commercial mortgage	(123)	867	786	1,388
Total net charge-offs of loans secured by real estate	$89	$1,540	$713	$2,385
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

The following table provides details of the Company’s nonperforming assets that are not acquired and not covered by FDIC loss-share agreements (“Not Acquired”), nonperforming assets that have been acquired and are covered by loss-share agreements with the FDIC (“Acquired Covered Assets”), and nonperforming assets acquired and not covered by loss-share agreements with the FDIC (“Acquired Not Covered”) as of the dates presented:

	Not Acquired	Acquired Covered Assets	Acquired Not Covered	Total
June 30, 2016
Nonaccruing loans	$10,591	$2,060	$13,312	$25,963
Accruing loans past due 90 days or more	1,428	2,076	13,650	17,154
Total nonperforming loans	12,019	4,136	26,962	43,117
Other real estate owned	9,575	2,618	17,146	29,339
Total nonperforming loans and OREO	21,594	6,754	44,108	72,456
Nonaccruing securities available-for-sale, at fair value	9,578	—	—	9,578
Total nonperforming assets	$31,172	$6,754	$44,108	$82,034
Nonperforming loans to total loans				0.72%
Nonperforming assets to total assets				0.96%

December 31, 2015
Nonaccruing loans	$13,645	$3,319	$12,070	$29,034
Accruing loans past due 90 days or more	1,326	3,609	11,458	16,393
Total nonperforming loans	14,971	6,928	23,528	45,427
Other real estate owned	12,987	2,818	19,597	35,402
Total nonperforming loans and OREO	27,958	9,746	43,125	80,829
Nonaccruing securities available-for-sale, at fair value	10,448	—	—	10,448
Total nonperforming assets	$38,406	$9,746	$43,125	$91,277
Nonperforming loans to total loans				0.84%
Nonperforming assets to total assets				1.15%

Overall, the Company experienced lower levels of classified loans and nonperforming loans resulting in improving credit quality measures in 2015 and through the first six months of 2016. At June 30, 2016, not acquired, nonperforming loans decreased $2,952 from $14,971 at December 31, 2015. Total acquired nonperforming loans, which consist of acquired covered and acquired not covered, increased $642 for the first six months of 2016. The increase in total acquired, nonperforming loans is primarily attributable to the acquisition of Heritage. At June 30, 2016, the acquisition of Heritage added $13,091 acquired, nonperforming loans compared to $11,462 at December 31, 2015.

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

	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccruing loans	$23,903	$25,715	$16,599
Accruing loans past due 90 days or more	15,078	12,784	8,170
Total nonperforming loans	38,981	38,499	24,769
Restructured loans in compliance with modified terms	11,607	13,453	22,018
Total nonperforming and restructured loans	$50,588	$51,952	$46,787

Acquired nonperforming loans that are not covered by FDIC loss-share agreements totaled $26,962 at June 30, 2016 which consisted of $13,312 in loans on nonaccrual status and $13,650 in accruing loans past due 90 days or more. The recent acquisition of Heritage added $10,722 acquired, non-covered, nonperforming loans, while the First M&F merger contributed $5,426 of such loans at June 30, 2016. At December 31, 2015 nonperforming loans from the acquired non-covered portfolio were $23,528. Excluding the nonperforming loans from acquisitions, nonperforming loans were $12,019 at June 30, 2016 and $14,971 at December 31, 2015. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial, agricultural	$2,572	$1,266	$1,459
Real estate – construction:
Residential	675	176	37
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	675	176	37
Real estate – 1-4 family mortgage:
Primary	5,923	6,957	4,988
Home equity	755	1,073	908
Rental/investment	4,182	4,284	2,464
Land development	2,959	2,048	338
Total real estate – 1-4 family mortgage	13,819	14,362	8,698
Real estate – commercial mortgage:
Owner-occupied	11,162	8,574	5,712
Non-owner occupied	7,392	7,645	5,670
Land development	2,938	6,320	3,080
Total real estate – commercial mortgage	21,492	22,539	14,462
Installment loans to individuals	423	156	113
Lease financing	—	—	—
Total nonperforming loans	$38,981	$38,499	$24,769

Our level of nonperforming loans, not subject to a loss-share agreement, increased from the second quarter of 2015, due primarily to our acquisition of Heritage as well as loss-share loans acquired in the Crescent acquisition being transferred to the Acquired not covered loan category. However, the Company is continuing its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.66% as of June 30, 2016 compared to 0.72% as of December 31, 2015 and 0.63% as of June 30, 2015. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 113.13% as of June 30, 2016 as compared to 110.23% as of December 31, 2015 and 169.11% as of June 30, 2015. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2016.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due increased to $17,158 at June 30, 2016 as compared to $14,412 at December 31, 2015 and $10,266 at June 30, 2015. The acquisition of First M&F contributed $4,588 of acquired, not covered loans 30-89 days past due, while the Heritage acquisition contributed $2,197 of acquired, not covered loans 30-89 days past due at June 30, 2016. The acquisition of Heritage contributed $4,920 of acquired, not covered loans 30-89 days past due, while the First M&F merger contributed $2,177 of acquired, not covered loans 30-89 days past due at December 31, 2015. The acquisition of First M&F contributed $3,867 of acquired, not covered loans 30-89 days past due at June 30, 2015.

As shown below, restructured loans totaled $11,607 at June 30, 2016 compared to $13,453 at December 31, 2015 and $22,018 at June 30, 2015. At June 30, 2016, loans restructured through interest rate concessions represented 53% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial, agricultural	$244	$257	$479
Real estate – 1-4 family mortgage:
Primary	4,563	4,309	4,907
Home equity	116	—	74
Rental/investment	1,007	1,455	1,600
Land development	11	14	—
Total real estate – 1-4 family mortgage	5,697	5,778	6,581
Real estate – commercial mortgage:
Owner-occupied	1,896	3,214	2,686
Non-owner occupied	3,204	3,596	11,795
Land development	499	541	477
Total real estate – commercial mortgage	5,599	7,351	14,958
Installment loans to individuals	67	67	—

Total restructured loans in compliance with modified terms	$11,607	$13,453	$22,018

Changes in the Company’s restructured loans are set forth in the table below:

	2016	2015
Balance at January 1,	$13,453	$14,337
Additional loans with concessions	2,114	9,490
Reductions due to:
Reclassified as nonperforming	(134)	(21)
Paid in full	(3,069)	(1,494)
Paydowns	(757)	(294)
Balance at June 30,	$11,607	$22,018

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $7,980 was sold during the six months ended June 30, 2016, resulting in a net loss of $272, while other real estate owned with a cost basis of $7,761 was sold during the six months ended June 30, 2015, resulting in a net gain of $413.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2016	December 31, 2015	June 30, 2015
Residential real estate	$2,324	$4,265	$3,174
Commercial real estate	9,653	11,041	8,737
Residential land development	4,228	4,595	3,926
Commercial land development	10,516	12,683	7,374
Total other real estate owned	$26,721	$32,584	$23,211

Changes in the Company’s other real estate owned were as follows:

	2016	2015
Balance at January 1,	$32,584	$28,104
Transfer of balance to non-covered(1)	1,341	—
Additions	2,029	4,233
Impairments	(1,272)	(1,342)
Dispositions	(7,980)	(7,761)
Other	19	(23)
Balance at June 30,	$26,721	$23,211

(1)
Represents a transfer of balance on non-single family assets of Citizens Bank of Effingham. The claims period to submit losses to the FDIC for reimbursement of non-single family assets ended February 29, 2016 for Citizens Bank of Effingham.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2016, in each case as compared to the result under rates present in the market on June 30, 2016. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve. On account of the present position of the target federal funds rate, the Company did not present an analysis assuming a downward movement in rates.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	13.53%	2.25%	8.92%
+300	12.27%	2.29%	7.56%
+200	11.92%	1.99%	5.76%
+100	10.96%	1.34%	3.47%

The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at June 30, 2016. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time.  To accomplish this strategy, the Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2016, the Company had notional amounts of $80,314 on interest rate contracts with corporate customers and $80,314 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 20.25% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2016, securities with a carrying value of $717,064 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $718,767 similarly pledged at December 31, 2015.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $435,400 in overnight borrowings from the FHLB at June 30, 2016 compared to $400,000 at December 31, 2015. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2016, the balance of our outstanding long-term advances with the FHLB was $48,122. The total amount of the remaining credit available to us from the FHLB at June 30, 2016 was $1,603,894. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2016 or December 31, 2015.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Noninterest-bearing demand	19.77%	18.82%	—%	—%
Interest-bearing demand	42.94	45.75	0.18	0.19
Savings	7.32	7.31	0.07	0.08
Time deposits	21.94	24.42	0.71	0.72
Short-term borrowings	5.94	0.62	0.47	0.16
Long-term Federal Home Loan Bank advances	0.74	1.20	4.10	4.16
Other long-term borrowings	1.35	1.88	5.55	5.39
Total deposits and borrowed funds	100.00%	100.00%	0.37%	0.42%

Our strategy in choosing funds is focused on minimizing cost along with considering our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position. Our cost of funds has decreased five basis points for the six months ended June 30, 2016 as compared to the same period in 2015 as management improved our funding mix using non-interest bearing or lower costing deposits and repaying higher costing funding including time deposits and borrowed funds.

Cash and cash equivalents were $210,808 at June 30, 2016 compared to $154,962 at June 30, 2015. Cash used in investing activities for the six months ended June 30, 2016 was $129,864 compared to cash used in investing activities of $45,699 for the six months ended June 30, 2015. Proceeds from the sale, maturity or call of securities within our investment portfolio were $157,607 for the six months ended 2016. These proceeds from the investment portfolio were primarily used to fund loan growth or reinvested back into the security portfolio. Proceeds from the sale, maturity or call of securities within our investment portfolio during the six months ended June 30, 2015 were $162,491. These proceeds were primarily reinvested in the investment portfolio. Purchases of investment securities were $43,724 for the first six months of 2016 compared to $148,832 for the same period in 2015.

Cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $135,347 and $71,521, respectively. Deposits increased $133,760 and $52,026 for the six months ended June 30, 2016 and 2015, respectively. Cash provided through deposit growth was partially used to fund loan growth.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2016, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $71,264. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,030. There were no amounts outstanding under this line of credit at June 30, 2016. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2016, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows for the periods presented:

	June 30, 2016	December 31, 2015
Loan commitments	$1,226,998	$1,131,842
Standby letters of credit	33,366	37,063

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,124,256 at June 30, 2016 compared to $1,036,818 at December 31, 2015. Book value per share was $26.71 and $25.73 at June 30, 2016 and December 31, 2015, respectively. The growth in shareholders’ equity was primarily attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

On September 15, 2015, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was automatically effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depository shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

The Company has junior subordinated debentures with a carrying value of $95,369 at June 30, 2016, of which $92,181 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$648,272	10.13%	$415,939	6.50%	$287,957	4.50%
Tier 1 risk-based capital ratio	739,605	11.56%	511,924	8.00%	383,943	6.00%
Total risk-based capital ratio	788,027	12.31%	639,905	10.00%	511,924	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	739,605	9.18%	402,619	5.00%	322,095	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$712,637	11.17%	$414,552	6.50%	$286,998	4.50%
Tier 1 risk-based capital ratio	712,637	11.17%	510,218	8.00%	382,663	6.00%
Total risk-based capital ratio	761,059	11.93%	637,772	10.00%	510,218	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	712,637	8.87%	401,481	5.00%	321,185	4.00%

December 31, 2015
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$591,356	9.99%	$384,830	6.50%	$266,421	4.50%
Tier 1 risk-based capital ratio	681,731	11.51%	473,637	8.00%	355,228	6.00%
Total risk-based capital ratio	729,321	12.32%	592,047	10.00%	473,637	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	681,731	9.16%	371,968	5.00%	297,574	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$654,830	11.09%	$383,660	6.50%	$265,611	4.50%
Tier 1 risk-based capital ratio	654,830	11.09%	472,198	8.00%	354,148	6.00%
Total risk-based capital ratio	701,591	11.89%	590,247	10.00%	472,198	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	654,830	8.82%	371,183	5.00%	296,946	4.00%

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

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios has been adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and Renasant Bank:

— Residential mortgages: Replaced the former 50% risk weight for performing residential first-lien mortgages and a 100% risk-weight for all other mortgages with a risk weight of between 35% and 200% determined by the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income.

— Commercial mortgages: Replaced the former 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

— Nonperforming loans: Replaced the former 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2016.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, and KeyWorth Bank dated as of October 20, 2015 (3)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (4)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (5)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (4)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (5)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2014 and incorporated herein by reference.

(3)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on October 23, 2015 and incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

(5)
Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-208753) filed with the Securities and Exchange Commission on January 29, 2016 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 8, 2016	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).