Form 10-Q
period 2016-09-30
RENASANT CORP
filed 2016-11-09
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, 42,102,536 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$143,478	$177,007
Interest-bearing balances with banks	73,913	34,564
Cash and cash equivalents	217,391	211,571
Securities held to maturity (fair value of $381,950 and $473,753, respectively)	362,319	458,400
Securities available for sale, at fair value	677,638	646,805
Mortgage loans held for sale, at fair value	189,965	225,254
Loans, net of unearned income:
Acquired and covered by FDIC loss-share agreements ("acquired covered loans")	30,533	93,142
Acquired and not covered by FDIC loss-share agreements ("acquired not covered loans")	1,548,674	1,489,886
Not acquired	4,526,026	3,830,434
Total loans, net of unearned income	6,105,233	5,413,462
Allowance for loan losses	(45,924)	(42,437)
Loans, net	6,059,309	5,371,025
Premises and equipment, net	177,779	169,128
Other real estate owned:
Acquired and covered by FDIC loss-share agreements ("acquired covered OREO")	926	2,818
Acquired and not covered by FDIC loss-share agreements ("acquired not covered OREO")	16,973	19,597
Not acquired	8,429	12,987
Total other real estate owned, net	26,328	35,402
Goodwill	470,534	445,871
Other intangible assets, net	25,699	28,811
FDIC loss-share indemnification asset	4,053	7,149
Other assets	331,456	327,080
Total assets	$8,542,471	$7,926,496
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,514,820	$1,278,337
Interest-bearing	5,302,978	4,940,265
Total deposits	6,817,798	6,218,602
Short-term borrowings	266,943	422,279
Long-term debt	202,637	148,217
Other liabilities	112,846	100,580
Total liabilities	7,400,224	6,889,678
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized, 42,972,066 and 41,292,045 shares issued, respectively; 42,102,224 and 40,293,291 shares outstanding, respectively	214,860	206,460
Treasury stock, at cost	(21,222)	(22,385)
Additional paid-in capital	633,340	585,938
Retained earnings	321,527	276,340
Accumulated other comprehensive loss, net of taxes	(6,258)	(9,535)
Total shareholders’ equity	1,142,247	1,036,818
Total liabilities and shareholders’ equity	$8,542,471	$7,926,496
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans	$76,759	$67,527	$222,781	$165,418
Securities
Taxable	3,717	4,193	12,832	12,634
Tax-exempt	2,425	2,529	7,378	7,029
Other	131	51	308	154
Total interest income	83,032	74,300	243,299	185,235
Interest expense
Deposits	4,638	3,615	13,018	10,340
Borrowings	2,663	2,073	7,339	5,888
Total interest expense	7,301	5,688	20,357	16,228
Net interest income	75,731	68,612	222,942	169,007
Provision for loan losses	2,650	750	5,880	3,000
Net interest income after provision for loan losses	73,081	67,862	217,062	166,007
Noninterest income
Service charges on deposit accounts	8,200	8,151	23,712	21,008
Fees and commissions	4,921	4,271	14,042	11,408
Insurance commissions	2,420	2,381	6,557	6,467
Wealth management revenue	3,040	2,833	8,803	7,199
Mortgage banking income	15,846	11,893	41,181	24,113
Net gain on sales of securities	—	—	1,186	96
BOLI income	979	1,110	2,929	2,668
Other	2,866	1,440	8,750	3,869
Total noninterest income	38,272	32,079	107,160	76,828
Noninterest expense
Salaries and employee benefits	44,702	43,048	132,482	101,702
Data processing	4,560	3,819	13,220	10,248
Net occupancy and equipment	8,830	7,733	25,585	18,816
Other real estate owned	1,540	861	4,111	2,347
Professional fees	1,313	1,242	3,789	3,238
Advertising and public relations	1,661	1,567	5,040	4,351
Intangible amortization	1,684	1,803	5,123	4,317
Communications	2,097	2,339	6,308	5,263
Extinguishment of debt	2,210	—	2,539	—
Merger and conversion related expenses	268	7,746	4,023	9,691
Other	7,603	5,821	21,321	14,407
Total noninterest expense	76,468	75,979	223,541	174,380
Income before income taxes	34,885	23,962	100,681	68,455
Income taxes	11,706	7,742	33,386	21,601
Net income	$23,179	$16,220	$67,295	$46,854
Basic earnings per share	$0.55	$0.40	$1.62	$1.36
Diluted earnings per share	$0.55	$0.40	$1.61	$1.35
Cash dividends per common share	$0.18	$0.17	$0.53	$0.51

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$23,179	$16,220	$67,295	$46,854
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	1,385	3,717	5,260	2,505
Reclassification adjustment for gains realized in net income	—	—	(728)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(11)	(26)	(49)	(86)
Total securities	1,374	3,691	4,483	2,359
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	495	(1,075)	(1,199)	(881)
Totals derivative instruments	495	(1,075)	(1,199)	(881)
Defined benefit pension and post-retirement benefit plans:
Reclassification adjustment for net settlement gain realized in net income	(235)	—	(235)	—
Amortization of net actuarial loss recognized in net periodic pension cost	76	55	228	180
Total defined benefit pension and post-retirement benefit plans	(159)	55	(7)	180
Other comprehensive income, net of tax	1,710	2,671	3,277	1,658
Comprehensive income	$24,889	$18,891	$70,572	$48,512

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$67,295	$46,854
Adjustments to reconcile net income to net cash used in operating activities, net of effects from acquisitions:
Provision for loan losses	5,880	3,000
Depreciation, amortization and accretion	839	5,053
Deferred income tax expense	5,663	3,794
Funding of mortgage loans held for sale	(1,516,650)	(992,555)
Proceeds from sales of mortgage loans held for sale	1,579,476	1,069,625
Gains on sales of mortgage loans held for sale	(26,687)	(20,618)
Gains on sales of securities	(1,186)	(96)
Penalty on extinguishment of debt	2,539	—
Losses on sales of premises and equipment	105	37
Stock-based compensation	2,563	2,739
Decrease in FDIC loss-share indemnification asset, net of accretion	2,442	5,202
Decrease in other assets	7,556	17,182
Decrease in other liabilities	(5,097)	(11,047)
Net cash provided by operating activities	124,738	129,170
Investing activities
Purchases of securities available for sale	(82,243)	(54,256)
Proceeds from sales of securities available for sale	4,028	8,444
Proceeds from call/maturities of securities available for sale	117,232	83,488
Purchases of securities held to maturity	(10,644)	(137,776)
Proceeds from call/maturities of securities held to maturity	109,305	121,438
Net increase in loans	(407,570)	(177,740)
Purchases of premises and equipment	(8,958)	(19,364)
Proceeds from sales of premises and equipment	2,462	448
Proceeds from sales of other assets	11,040	—
Net cash received in acquisition of businesses	25,263	35,787
Net cash used in investing activities	(240,085)	(139,531)
Financing activities
Net increase in noninterest-bearing deposits	163,406	107,728
Net increase (decrease) in interest-bearing deposits	85,005	(85,693)
Net (decrease) increase in short-term borrowings	(157,685)	355,063
Proceeds from long-term borrowings	98,434	42
Repayment of long-term debt	(46,964)	(307,230)
Cash paid for dividends	(22,108)	(17,681)
Cash received on exercise of stock options	415	102
Excess tax benefit from stock-based compensation	664	296
Net cash provided by financing activities	121,167	52,627
Net increase in cash and cash equivalents	5,820	42,266
Cash and cash equivalents at beginning of period	211,571	161,583
Cash and cash equivalents at end of period	$217,391	$203,849
Supplemental disclosures
Cash paid for interest	$19,658	$15,936
Cash paid for income taxes	$22,731	$10,768
Noncash transactions:
Transfers of loans to other real estate owned	$5,147	$12,268
Financed sales of other real estate owned	$538	$1,017
Transfers of loans held for sale to loan portfolio	$15,455	$—
Common stock issued in acquisition of businesses	$55,290	$281,530

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
Business Combinations: The Company completed its acquisitions of Heritage Financial Group, Inc. (“Heritage”) and KeyWorth Bank ("KeyWorth") on July 1, 2015 and April 1, 2016, respectively. The acquired institutions' financial condition and results of operations are included in the Company's financial condition and results of operations as of the respective acquisition dates.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. The Company has determined that no significant events occurred after September 30, 2016 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. For public companies, this amendment becomes effective for interim and annual periods beginning after December 15, 2017. The ASU only impacts the presentation of specific items within the Statement of Cash Flows and is not expected to have a material impact to the Company.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”).  ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held but did not qualify for the equity method of accounting. For public companies, the amendments in ASU 2016-07 are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.  Management is currently evaluating the provisions of ASU 2016-07 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018.   Management is currently evaluating the impact ASU 2016-02 will have on the Company's financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value.  For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income.  For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact ASU 2016-01 will have on the Company's financial position and results of operations.

Note B – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Obligations of other U.S. Government agencies and corporations	$14,100	$58	$—	$14,158
Obligations of states and political subdivisions	348,219	19,591	(18)	367,792
	$362,319	$19,649	$(18)	$381,950
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$101,155	$26	$(1,214)	$99,967
Obligations of states and political subdivisions	357,245	16,636	(95)	373,786
	$458,400	$16,662	$(1,309)	$473,753

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Obligations of other U.S. Government agencies and corporations	$2,073	$136	$—	$2,209
Residential mortgage backed securities:
Government agency mortgage backed securities	403,847	8,497	(144)	412,200
Government agency collateralized mortgage obligations	168,479	2,370	(559)	170,290
Commercial mortgage backed securities:
Government agency mortgage backed securities	52,828	2,093	(15)	54,906
Government agency collateralized mortgage obligations	2,541	127	—	2,668
Trust preferred securities	24,628	—	(6,536)	18,092
Other debt securities	16,708	574	(9)	17,273
Other equity securities	—	—	—	—
	$671,104	$13,797	$(7,263)	$677,638

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$6,093	$126	$(19)	$6,200
Residential mortgage backed securities:
Government agency mortgage backed securities	362,669	3,649	(1,778)	364,540
Government agency collateralized mortgage obligations	168,916	1,449	(2,305)	168,060
Commercial mortgage backed securities:
Government agency mortgage backed securities	58,864	1,002	(107)	59,759
Government agency collateralized mortgage obligations	4,947	158	(1)	5,104
Trust preferred securities	24,770	—	(5,301)	19,469
Other debt securities	18,899	468	(34)	19,333
Other equity securities	2,500	1,840	—	4,340
	$647,658	$8,692	$(9,545)	$646,805

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains on sales of securities available for sale for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross gains on sales of securities available for sale	$—	$—	$1,257	$96
Gross losses on sales of securities available for sale	—	—	(71)	—
Gains on sales of securities available for sale, net	$—	$—	$1,186	$96

At September 30, 2016 and December 31, 2015, securities with a carrying value of $654,409 and $679,492, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $27,090 and $39,275 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2016 and December 31, 2015, respectively.
The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,414	$14,515	$—	$—
Due after one year through five years	102,712	107,110	2,073	2,209
Due after five years through ten years	132,755	140,556	—	—
Due after ten years	112,438	119,769	24,628	18,092
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	403,847	412,200
Government agency collateralized mortgage obligations	—	—	168,479	170,290
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	52,828	54,906
Government agency collateralized mortgage obligations	—	—	2,541	2,668
Other debt securities	—	—	16,708	17,273
Other equity securities	—	—	—	—
	$362,319	$381,950	$671,104	$677,638

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Obligations of states and political subdivisions	4	2,356	(18)	0	—	—	4	2,356	(18)
Total	4	$2,356	$(18)	0	$—	$—	4	2,356	$(18)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	10	$31,567	$(414)	8	$38,688	$(800)	18	$70,255	$(1,214)
Obligations of states and political subdivisions	6	4,815	(53)	7	4,921	(42)	13	9,736	(95)
Total	16	$36,382	$(467)	15	$43,609	$(842)	31	$79,991	$(1,309)
Available for Sale:
September 30, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	8	26,199	(64)	5	12,716	(80)	13	38,915	(144)
Government agency collateralized mortgage obligations	9	21,994	(104)	13	36,317	(455)	22	58,311	(559)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	5,078	(6)	2	1,110	(9)	3	6,188	(15)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	18,092	(6,536)	3	18,092	(6,536)
Other debt securities	1	1,214	(3)	1	1,337	(6)	2	2,551	(9)
Total	19	$54,485	$(177)	24	$69,572	$(7,086)	43	$124,057	$(7,263)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	1	$3,981	$(19)	0	$—	$—	1	$3,981	$(19)
Residential mortgage backed securities:
Government agency mortgage backed securities	34	130,306	(937)	9	27,431	(841)	43	157,737	(1,778)
Government agency collateralized mortgage obligations	25	52,128	(347)	16	51,574	(1,958)	41	103,702	(2,305)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	16,782	(104)	1	814	(3)	9	17,596	(107)
Government agency collateralized mortgage obligations	1	1,882	(1)	0	—	—	1	1,882	(1)
Trust preferred securities	0	—	—	3	19,469	(5,301)	3	19,469	(5,301)
Other debt securities	1	1,316	(3)	2	3,866	(31)	3	5,182	(34)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	70	$206,395	$(1,411)	31	$103,154	$(8,134)	101	$309,549	$(9,545)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and, with the exception of one of its pooled trust preferred securities (discussed below), is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three or nine months ended September 30, 2016 or 2015.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $24,628 and $24,770 and a fair value of $18,092 and $19,469 at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the investments in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At September 30, 2016, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the nine months ended September 30, 2016.
The Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in "payment in kind" status where interest payments are not expected until a future date and, therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at September 30, 2016, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2016:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,337	$5,495	$(2,842)	Baa3	17%
XXIV	Pooled	B-2	12,070	9,647	(2,423)	Caa2	27%
XXVI	Pooled	B-2	4,221	2,950	(1,271)	Ba3	22%
			$24,628	$18,092	$(6,536)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2016	2015
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at September 30	$(3,337)	$(3,337)

Note C – Loans and the Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of loans as of the dates presented:

	September 30, 2016	December 31, 2015
Commercial, financial, agricultural	$694,126	$636,837
Lease financing	47,695	35,978
Real estate – construction	487,638	357,665
Real estate – 1-4 family mortgage	1,870,644	1,735,323
Real estate – commercial mortgage	2,895,631	2,533,729
Installment loans to individuals	111,684	115,093
Gross loans	6,107,418	5,414,625
Unearned income	(2,185)	(1,163)
Loans, net of unearned income	6,105,233	5,413,462
Allowance for loan losses	(45,924)	(42,437)
Net loans	$6,059,309	$5,371,025

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2016
Commercial, financial, agricultural	$1,657	$1,486	$689,042	$692,185	$87	$1,123	$731	$1,941	$694,126
Lease financing	—	342	47,353	47,695	—	—	—	—	47,695
Real estate – construction	1,835	559	485,096	487,490	—	148	—	148	487,638
Real estate – 1-4 family mortgage	8,124	5,059	1,847,459	1,860,642	860	3,687	5,455	10,002	1,870,644
Real estate – commercial mortgage	10,345	8,183	2,863,205	2,881,733	53	7,059	6,786	13,898	2,895,631
Installment loans to individuals	419	92	110,975	111,486		64	134	198	111,684
Unearned income			(2,185)	(2,185)				—	(2,185)
Total	$22,380	$15,721	$6,040,945	$6,079,046	$1,000	$12,081	$13,106	$26,187	$6,105,233
December 31, 2015
Commercial, financial, agricultural	$1,296	$1,077	$634,037	$636,410	$30	$133	$264	$427	$636,837
Lease financing	—	—	35,978	35,978	—	—	—	—	35,978
Real estate – construction	69	176	357,420	357,665	—	—	—	—	357,665
Real estate – 1-4 family mortgage	9,196	6,457	1,707,230	1,722,883	528	3,663	8,249	12,440	1,735,323
Real estate – commercial mortgage	4,849	8,581	2,504,192	2,517,622	568	2,263	13,276	16,107	2,533,729
Installment loans to individuals	260	102	114,671	115,033	—	53	7	60	115,093
Unearned income	—	—	(1,163)	(1,163)	—	—	—	—	(1,163)
Total	$15,670	$16,393	$5,352,365	$5,384,428	$1,126	$6,112	$21,796	$29,034	$5,413,462
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB Accounting Standards Codification Topic (“ASC”) 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2016
Commercial, financial, agricultural	$2,431	$2,245	$135	$2,380	$1,004
Lease financing	—	—	—	—	—
Real estate – construction	1,042	820	222	1,042	2
Real estate – 1-4 family mortgage	20,208	18,501	—	18,501	5,144
Real estate – commercial mortgage	16,126	12,669	—	12,669	2,635
Installment loans to individuals	233	231	—	231	114
Total	$40,040	$34,466	$357	$34,823	$8,899
December 31, 2015
Commercial, financial, agricultural	$1,308	$358	$12	$370	$6
Lease financing	—	—	—	—	—
Real estate – construction	2,710	2,698	—	2,698	20
Real estate – 1-4 family mortgage	18,193	16,650	—	16,650	4,475
Real estate – commercial mortgage	20,169	16,819	—	16,819	3,099
Installment loans to individuals	90	90	—	90	—
Totals	$42,470	$36,615	$12	$36,627	$7,600

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,387	$28	$1,286	$7
Lease financing	—	—	—	—
Real estate – construction	1,010	26	—	—
Real estate – 1-4 family mortgage	18,914	115	16,906	99
Real estate – commercial mortgage	13,425	87	20,112	199
Installment loans to individuals	234	—	71	2
Total	$35,970	$256	$38,375	$307

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,233	$48	$1,325	$21
Lease financing	—	—	—	—
Real estate – construction	819	28	—	—
Real estate – 1-4 family mortgage	19,146	309	17,192	275
Real estate – commercial mortgage	14,271	294	20,864	472
Installment loans to individuals	239	2	71	2
Total	$36,708	$681	$39,452	$770

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2016
Commercial, financial, agricultural	$21,678	$4,729	$7,765	$12,494	$448
Lease financing	—	—	—	—	—
Real estate – construction	2,041	729	993	1,722
Real estate – 1-4 family mortgage	96,394	22,308	57,924	80,232	726
Real estate – commercial mortgage	248,508	84,859	116,141	201,000	2,243
Installment loans to individuals	2,814	415	1,746	2,161	1
Total	$371,435	$113,040	$184,569	$297,609	$3,418
December 31, 2015
Commercial, financial, agricultural	$27,049	$5,197	$11,292	$16,489	$353
Lease financing	—	—	—	—	—
Real estate – construction	2,916	—	2,749	2,749	—
Real estate – 1-4 family mortgage	109,293	15,702	75,947	91,649	256
Real estate – commercial mortgage	287,821	53,762	168,848	222,610	1,096
Installment loans to individuals	3,432	400	2,268	2,668	1
Totals	$430,511	$75,061	$261,104	$336,165	$1,706

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$15,317	$252	$12,379	$189
Lease financing	—	—	—	—
Real estate – construction	988	15	651	43
Real estate – 1-4 family mortgage	92,830	1,056	78,933	1,129
Real estate – commercial mortgage	226,533	2,635	219,229	3,487
Installment loans to individuals	2,508	25	3,261	34
Total	$338,176	$3,983	$314,453	$4,882

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$15,768	$839	$12,298	$497
Lease financing	—	—	—	—
Real estate – construction	991	48	219	43
Real estate – 1-4 family mortgage	93,900	3,000	76,851	2,974
Real estate – commercial mortgage	224,004	7,859	217,130	8,779
Installment loans to individuals	2,625	80	3,416	106
Total	$337,288	$11,826	$309,914	$12,399

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
The following tables illustrate the impact of modifications classified as restructured loans and are segregated by class for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2016
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	1	510	510
Real estate – 1-4 family mortgage	4	326	267
Real estate – commercial mortgage	—	—	—
Installment loans to individuals	—	—	—
Total	5	$836	$777
Three months ended September 30, 2015
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	7	545	520
Real estate – commercial mortgage	7	2,895	2,578
Installment loans to individuals	1	67	67
Total	15	$3,507	$3,165

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2016
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	1	510	510
Real estate – 1-4 family mortgage	17	1,611	1,421
Real estate – commercial mortgage	2	612	606
Installment loans to individuals	—	—	—
Total	20	$2,733	$2,537
Nine months ended September 30, 2015
Commercial, financial, agricultural	—	$—	$—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	32	2,858	2,650
Real estate – commercial mortgage	12	6,896	6,567
Installment loans to individuals	1	67	67
Total	45	$9,821	$9,284

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at September 30, 2016 and one restructured loan in the amount of $35 contractually 90 days past due or more and still accruing at September 30, 2015. The outstanding balance of restructured loans on nonaccrual status was $9,764 and $13,956 at September 30, 2016 and September 30, 2015, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Recorded Investment
Totals at January 1, 2016	85	$13,453
Additional loans with concessions	23	2,926
Reductions due to:
Reclassified as nonperforming	(3)	(1,336)
Paid in full	(17)	(3,304)
Charge-offs	—	(32)
Transfer to other real estate owned	(1)	(51)
Principal paydowns	—	(936)
Lapse of concession period	—	—
Reclassified as performing	—	—
Totals at September 30, 2016	87	$10,720

The allocated allowance for loan losses attributable to restructured loans was $321 and $1,343 at September 30, 2016 and September 30, 2015, respectively. The Company had $11 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2016 or December 31, 2015.
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

	Pass	Watch	Substandard	Total
September 30, 2016
Commercial, financial, agricultural	$515,497	$6,842	$2,633	$524,972
Lease financing	—	—	—	—
Real estate – construction	398,029	3,590	223	401,842
Real estate – 1-4 family mortgage	291,311	10,024	11,948	313,283
Real estate – commercial mortgage	2,332,496	25,166	13,968	2,371,630
Installment loans to individuals	95	—	114	209
Total	$3,537,428	$45,622	$28,886	$3,611,936
December 31, 2015
Commercial, financial, agricultural	$465,185	$8,498	$1,734	$475,417
Lease financing	—	—	—	—
Real estate – construction	273,398	483	—	273,881
Real estate – 1-4 family mortgage	275,269	9,712	15,460	300,441
Real estate – commercial mortgage	1,968,352	27,175	20,683	2,016,210
Installment loans to individuals	51	—	5	56
Total	$2,982,255	$45,868	$37,882	$3,066,005

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

	Performing	Non- Performing	Total
September 30, 2016
Commercial, financial, agricultural	$155,856	$804	$156,660
Lease financing	45,168	342	45,510
Real estate – construction	83,537	537	84,074
Real estate – 1-4 family mortgage	1,472,268	4,861	1,477,129
Real estate – commercial mortgage	321,971	1,030	323,001
Installment loans to individuals	109,177	137	109,314
Total	$2,187,977	$7,711	$2,195,688
December 31, 2015
Commercial, financial, agricultural	$144,838	$93	$144,931
Lease financing	34,815	—	34,815
Real estate – construction	81,035	—	81,035
Real estate – 1-4 family mortgage	1,340,356	2,877	1,343,233
Real estate – commercial mortgage	294,042	867	294,909
Installment loans to individuals	112,275	94	112,369
Total	$2,007,361	$3,931	$2,011,292

Loans Acquired with Deteriorated Credit Quality
Loans acquired in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

	Covered Loans	Not Covered Loans	Total
September 30, 2016
Commercial, financial, agricultural	$14	$12,480	$12,494
Lease financing	—	—	—
Real estate – construction	—	1,722	1,722
Real estate – 1-4 family mortgage	23,190	57,042	80,232
Real estate – commercial mortgage	120	200,880	201,000
Installment loans to individuals	20	2,141	2,161
Total	$23,344	$274,265	$297,609
December 31, 2015
Commercial, financial, agricultural	$1,759	$14,730	$16,489
Lease financing	—	—	—
Real estate – construction	91	2,658	2,749
Real estate – 1-4 family mortgage	31,354	60,295	91,649
Real estate – commercial mortgage	33,726	188,884	222,610
Installment loans to individuals	43	2,625	2,668
Total	$66,973	$269,192	$336,165

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

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at September 30, 2016:

	Covered Loans	Not Covered Loans	Total
Contractually-required principal and interest	$27,604	$393,329	$420,933
Nonaccretable difference(1)	(3,626)	(78,657)	(82,283)
Cash flows expected to be collected	23,978	314,672	338,650
Accretable yield(2)	(634)	(40,407)	(41,041)
Fair value	$23,344	$274,265	$297,609

(1)	Represents contractual principal and interest cash flows of $82,248 and $35, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $1,862 expected to be collected and purchase discount of $39,179.
Changes in the accretable yield of loans acquired with deteriorated credit quality were as follows:

	Covered Loans	Not Covered Loans	Total
Balance at January 1, 2016	$(3,590)	$(44,116)	$(47,706)
Additions due to acquisition	—	(2,311)	(2,311)
Transfer of balance to Not Covered Loans	2,107	(2,107)	—
Reclasses from nonaccretable difference	(905)	(1,696)	(2,601)
Accretion	1,726	8,217	9,943
Charge-offs	28	1,606	1,634
Balance at September 30, 2016	$(634)	$(40,407)	$(41,041)

The following table presents the fair value of loans acquired from KeyWorth as of the April 1, 2016 acquisition date.

At acquisition date:	April 1, 2016
Contractually-required principal and interest	$289,495
Nonaccretable difference	3,848
Cash flows expected to be collected	285,647
Accretable yield	13,317
Fair value	$272,330

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098
Charge-offs	(394)	—	(242)	(466)	(201)	(1,303)
Recoveries	85	4	188	181	21	479
Net (charge-offs) recoveries	(309)	4	(54)	(285)	(180)	(824)
Provision for loan losses	1,308	(52)	1,154	(87)	353	2,676
Benefit attributable to FDIC loss-share agreements	(61)	—	—	(47)	(41)	(149)
Recoveries payable to FDIC	4	2	93	24	—	123
Provision for loan losses charged to operations	1,251	(50)	1,247	(110)	312	2,650
Ending balance	$5,454	$2,223	$15,412	$21,288	$1,547	$45,924

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(1,099)	—	(745)	(1,653)	(573)	(4,070)
Recoveries	243	15	753	582	84	1,677
Net (charge-offs) recoveries	(856)	15	8	(1,071)	(489)	(2,393)
Provision for loan losses	2,174	348	1,333	1,067	697	5,619
Benefit attributable to FDIC loss-share agreements	(61)	—	(115)	(48)	(41)	(265)
Recoveries payable to FDIC	11	8	278	229	—	526
Provision for loan losses charged to operations	2,124	356	1,496	1,248	656	5,880
Ending balance	$5,454	$2,223	$15,412	$21,288	$1,547	$45,924
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,004	$2	$5,144	$2,635	$114	$8,899
Collectively evaluated for impairment	4,002	2,221	9,542	16,410	1,432	33,607
Acquired with deteriorated credit quality	448	—	726	2,243	1	3,418
Ending balance	$5,454	$2,223	$15,412	$21,288	$1,547	$45,924

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$3,971	$1,297	$13,792	$21,547	$1,281	$41,888
Charge-offs	(143)	—	(251)	(430)	(132)	(956)
Recoveries	82	3	145	112	27	369
Net (charge-offs) recoveries	(61)	3	(106)	(318)	(105)	(587)
Provision for loan losses	(307)	360	165	53	358	629
Benefit attributable to FDIC loss-share agreements	(10)	—	(39)	(231)	—	(280)
Recoveries payable to FDIC	20	1	99	277	4	401
Provision for loan losses charged to operations	(297)	361	225	99	362	750
Ending balance	$3,613	$1,661	$13,911	$21,328	$1,538	$42,051

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(501)	(26)	(1,605)	(2,287)	(238)	(4,657)
Recoveries	221	16	515	581	86	1,419
Net charge-offs	(280)	(10)	(1,090)	(1,706)	(152)	(3,238)
Provision for loan losses	624	254	653	244	425	2,200
Benefit attributable to FDIC loss-share agreements	(65)	—	(82)	(717)	—	(864)
Recoveries payable to FDIC	29	2	881	748	4	1,664
Provision for loan losses charged to operations	588	256	1,452	275	429	3,000
Ending balance	$3,613	$1,661	$13,911	$21,328	$1,538	$42,051
Period-End Amount Allocated to:
Individually evaluated for impairment	$214	$—	$4,482	$3,101	$—	$7,797
Collectively evaluated for impairment	3,014	1,661	9,137	16,955	1,537	32,304
Acquired with deteriorated credit quality	385	—	292	1,272	1	1,950
Ending balance	$3,613	$1,661	$13,911	$21,328	$1,538	$42,051

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2016
Individually evaluated for impairment	$2,380	$1,042	$18,501	$12,669	$231	$34,823
Collectively evaluated for impairment	679,252	484,874	1,771,911	2,681,962	154,802	5,772,801
Acquired with deteriorated credit quality	12,494	1,722	80,232	201,000	2,161	297,609
Ending balance	$694,126	$487,638	$1,870,644	$2,895,631	$157,194	$6,105,233
December 31, 2015
Individually evaluated for impairment	$370	$2,698	$16,650	$16,819	$90	$36,627
Collectively evaluated for impairment	619,978	352,218	1,627,024	2,294,300	147,150	5,040,670
Acquired with deteriorated credit quality	16,489	2,749	91,649	222,610	2,668	336,165
Ending balance	$636,837	$357,665	$1,735,323	$2,533,729	$149,908	$5,413,462

(1)	Includes lease financing receivables.

Note D – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) covered and not covered under a loss-share agreement, net of valuation allowances and direct write-downs, as of the dates presented:

	Covered OREO	Not Covered OREO	Total OREO
September 30, 2016
Residential real estate	$925	$2,103	$3,028
Commercial real estate	—	8,412	8,412
Residential land development	1	4,139	4,140
Commercial land development	—	10,748	10,748
Total	$926	$25,402	$26,328
December 31, 2015
Residential real estate	$529	$4,265	$4,794
Commercial real estate	346	11,041	11,387
Residential land development	1	4,595	4,596
Commercial land development	1,942	12,683	14,625
Total	$2,818	$32,584	$35,402

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s OREO covered and not covered under a loss-share agreement were as follows:

	Covered OREO	Not Covered OREO	Total OREO
Balance at January 1, 2016	$2,818	$32,584	$35,402
Transfer of balance to not covered OREO(1)	(2,974)	2,974	—
Transfers of loans	1,750	3,397	5,147
Impairments(2)	(121)	(2,306)	(2,427)
Dispositions	(417)	(11,058)	(11,475)
Other	(130)	(189)	(319)
Balance at September 30, 2016	$926	$25,402	$26,328

(1)
Represents a transfer of balances on non-single family assets of Citizens Bank of Effingham and First Southern National Bank (assumed in the Heritage acquisition). The claim period to submit losses to the FDIC for reimbursement on non-single family assets ended February 29, 2016 for Citizens Bank of Effingham and August 31, 2016 for First Southern National Bank.

(2)
Of the total impairment charges of $121 recorded for covered OREO, $24 was included in the Consolidated Statements of Income for the nine months ended September 30, 2016, while the remaining $97 increased the FDIC loss-share indemnification asset.

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Repairs and maintenance	$209	$215	$815	$513
Property taxes and insurance	127	176	745	560
Impairments	1,048	527	2,330	1,922
Net losses (gains) on OREO sales	204	(16)	435	(499)
Rental income	(48)	(41)	(214)	(149)
Total	$1,540	$861	$4,111	$2,347

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

Changes in the FDIC loss-share indemnification asset were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Balance at January 1, 2016	$7,149
Acquisition of Heritage (valuation adjustment)	(260)
Realized losses in excess of initial estimates on:
Loans	265
OREO	97
Reimbursable expenses	—
Amortization	(756)
Reimbursements received from the FDIC	(1,294)
(Due from)/Due to FDIC	(1,148)

Balance at September 30, 2016	$4,053

Note F – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”), included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. There were $40 of impairment losses on MSRs during the nine months ended September 30, 2016 and no impairment losses recognized during the nine months ended September 30, 2015.
During the first quarter of 2016, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no other sales of MSRs in 2016 and no sales in 2015.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2016	$29,642
Sale of MSRs	(18,477)
Capitalization	12,965
Amortization	(1,965)
Impairment	(40)

Balance at September 30, 2016	$22,125

Data and key economic assumptions related to the Company’s MSRs as of September 30, 2016 are as follows:

Unpaid principal balance	$2,365,770

Weighted-average prepayment speed (CPR)	11.27%
Estimated impact of a 10% increase	$(976)
Estimated impact of a 20% increase	(1,880)

Discount rate	9.63%
Estimated impact of a 10% increase	$(829)
Estimated impact of a 20% increase	(1,602)

Weighted-average coupon interest rate	3.88%
Weighted-average servicing fee (basis points)	25.84
Weighted-average remaining maturity (in years)	10.13

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes to the fair value of the MSRs are recorded as part of Mortgage banking income in the Consolidated Statements of Income. Also as part of Mortgage banking income, the Company recorded servicing fees of $595 and $1,045 for the three months ended September 30, 2016 and 2015, respectively. The Company recorded servicing fees of $2,212 and $2,163 for the nine months ended September 30, 2016 and 2015, respectively.

Note G - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. In connection with the acquisition of Heritage, the Company assumed the noncontributory defined benefit pension plan maintained by HeritageBank of the South, Heritage's wholly-owned banking subsidiary (“HeritageBank”), under which accruals had ceased and the plan had been terminated by HeritageBank immediately prior to the acquisition date. Final distribution of all benefits under the plan was completed in August 2016. The table below presents the changes in the benefit obligation and plan assets from the beginning of the year until final distribution:

Pension Benefits - HeritageBank	2016
Change in benefit obligation
Benefit obligation at beginning of year	$12,913
Service cost	—
Interest cost	172
Actuarial loss (gain)	(481)
Annuity benefits paid	(22)
Settlements (lump sum benefits paid)	(11,510)
Transfer to legacy Renasant defined benefit pension plan	(1,072)
Benefit obligation after final distribution	—
Change in plan assets
Fair value of plan assets at beginning of year	$12,458
Actual return on plan assets	29
Employer contribution	142
Expenses paid from plan trust	(25)
Annuity benefits paid	(22)
Settlements (lump sum benefits paid)	(11,510)
Transfer to legacy Renasant defined benefit pension plan	(1,072)
Fair value of plan assets after final distribution	—
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

The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$1	$5
Interest cost	304	275	34	152	14	15
Expected (return) on plan assets	(468)	(510)	(23)	(108)	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial gain	101	88	—	—	23	27
Settlement/curtailment/termination gains	—	—	(780)	—	—	—
Net periodic benefit cost (return)	$(63)	$(147)	$(769)	$44	$38	$47

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$9	$13
Interest cost	912	820	172	152	43	45
Expected (return) on plan assets	(1,404)	(1,531)	(113)	(108)	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss	303	244	—	—	57	73
Settlement/curtailment/termination gains	—	—	(780)	—	—	—
Net periodic benefit (return) cost	$(189)	$(467)	$(721)	$44	$109	$131

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three or nine months ended September 30, 2016 and 2015.

The following table summarizes the changes in stock options as of and for the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	621,444	$17.88
Granted	—	—
Exercised	(163,802)	21.18
Forfeited	(642)	29.67
Options outstanding at end of period	457,000	$16.68

The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2016:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	105,438	$31.04
Awarded	61,700	31.12	52,005	31.74
Vested	—	—	(21,138)	27.53
Cancelled	—	—	(18,960)	32.40
Nonvested at end of period	61,700	$31.12	117,345	$31.76
During the nine months ended September 30, 2016, the Company reissued 128,912 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $848 and $1,019 for the three months ended September 30, 2016 and 2015, respectively, and $2,563 and $2,739 for the nine months ended September 30, 2016 and 2015, respectively.

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2016
Net interest income (loss)	$77,064	$85	$472	$(1,890)	$75,731
Provision for loan losses	2,655	—	(5)	—	2,650
Noninterest income (loss)	32,773	2,454	3,248	(203)	38,272
Noninterest expense	71,784	1,762	2,745	177	76,468
Income (loss) before income taxes	35,398	777	980	(2,270)	34,885
Income tax expense (benefit)	12,284	301	—	(879)	11,706
Net income (loss)	$23,114	$476	$980	$(1,391)	$23,179

Total assets	$8,446,403	$22,708	$51,176	$22,184	$8,542,471
Goodwill	467,767	2,767	—	—	470,534

Three months ended September 30, 2015
Net interest income (loss)	$69,404	$81	$418	$(1,291)	$68,612
Provision for loan losses	749	—	1	—	750
Noninterest income	26,638	2,434	2,981	26	32,079
Noninterest expense	71,461	1,783	2,497	238	75,979
Income (loss) before income taxes	23,832	732	901	(1,503)	23,962
Income tax expense (benefit)	8,040	288	—	(586)	7,742
Net income (loss)	$15,792	$444	$901	$(917)	$16,220

Total assets	$7,829,765	$21,978	$43,150	$16,070	$7,910,963
Goodwill	441,501	2,767	—	—	444,268

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2016
Net interest income (loss)	$225,449	$259	$1,349	$(4,115)	$222,942
Provision for loan losses	5,893	—	(13)	—	5,880
Noninterest income	89,515	7,734	9,296	615	107,160
Noninterest expense	209,442	5,240	8,312	547	223,541
Income (loss) before income taxes	99,629	2,753	2,346	(4,047)	100,681
Income tax expense (benefit)	33,875	1,074	—	(1,563)	33,386
Net income (loss)	$65,754	$1,679	$2,346	$(2,484)	$67,295

Total assets	$8,446,403	$22,708	$51,176	$22,184	$8,542,471
Goodwill	467,767	2,767	—	—	470,534

Nine months ended September 30, 2015
Net interest income (loss)	$171,125	$228	$1,260	$(3,606)	$169,007
Provision for loan losses	3,008	—	(8)	—	3,000
Noninterest income	62,064	7,012	7,694	58	76,828
Noninterest expense	161,888	5,131	6,748	613	174,380
Income (loss) before income taxes	68,293	2,109	2,214	(4,161)	68,455
Income tax expense (benefit)	22,397	827	—	(1,623)	21,601
Net income (loss)	$45,896	$1,282	$2,214	$(2,538)	$46,854

Total assets	$7,829,765	$21,978	$43,150	$16,070	$7,910,963
Goodwill	441,501	2,767	—	—	444,268

Note I – Fair Value Measurements
(In Thousands)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,209	$—	$2,209
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	412,200	—	412,200
Government agency collateralized mortgage obligations	—	170,290	—	170,290
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	54,906	—	54,906
Government agency collateralized mortgage obligations	—	2,668	—	2,668
Trust preferred securities	—	—	18,092	18,092
Other debt securities	—	17,273	—	17,273
Other equity securities	—	—	—	—
Total securities available for sale	—	659,546	18,092	677,638
Derivative instruments:
Interest rate contracts	—	4,784	—	4,784
Interest rate lock commitments	—	7,866	—	7,866
Forward commitments	—	12	—	12
Total derivative instruments	—	12,662	—	12,662
Mortgage loans held for sale	—	189,965	—	189,965
Total financial assets	$—	$862,173	$18,092	$880,265
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$6,225	$—	$6,225
Interest rate contracts	—	4,784	—	4,784
Interest rate lock commitments	—	—	—	—
Forward commitments	—	1,674	—	1,674
Total derivative instruments	—	12,683	—	12,683
Total financial liabilities	$—	$12,683	$—	$12,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,200	$—	$6,200
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	364,540	—	364,540
Government agency collateralized mortgage obligations	—	168,060	—	168,060
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	59,759	—	59,759
Government agency collateralized mortgage obligations	—	5,104	—	5,104
Trust preferred securities	—	—	19,469	19,469
Other debt securities	—	19,333	—	19,333
Other equity securities	—	4,340	—	4,340
Total securities available for sale	—	627,336	19,469	646,805
Derivative instruments:
Interest rate contracts	—	2,544	—	2,544
Interest rate lock commitments	—	4,508	—	4,508
Forward commitments	—	446	—	446
Total derivative instruments	—	7,498	—	7,498
Mortgage loans held for sale	—	225,254	—	225,254
Total financial assets	$—	$860,088	$19,469	$879,557
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$4,266	$—	$4,266
Interest rate contracts	—	2,544	—	2,544
Forward commitments	—	509	—	509
Total derivative instruments	—	7,319	—	7,319
Total financial liabilities	$—	$7,319	$—	$7,319

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30, 2016	Trust preferred securities
Balance at July 1, 2016	$18,179
Accretion included in net income	8
Unrealized losses included in other comprehensive income	(41)
Purchases	—
Sales	—
Issues	—
Settlements	(54)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2016	$18,092

Three Months Ended September 30, 2015	Trust preferred securities
Balance at July 1, 2015	$19,127
Accretion included in net income	8
Unrealized losses included in other comprehensive income	(200)
Purchases	—
Sales	—
Issues	—
Settlements	(45)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2015	$18,890

Nine Months Ended September 30, 2016	Trust preferred securities
Balance at January 1, 2016	$19,469
Accretion included in net income	23
Unrealized losses included in other comprehensive income	(168)
Purchases	—
Sales	—
Issues	—
Settlements	(1,232)
Transfers into Level 3
Transfers out of Level 3	—
Balance at September 30, 2016	$18,092

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2015	Trust preferred securities
Balance at January 1, 2015	$19,756
Accretion included in net income	(70)
Unrealized gains included in other comprehensive income	822
Purchases	—
Sales	(1,117)
Issues	—
Settlements	(501)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2015	$18,890

For the three and nine months ended September 30, 2016 and 2015, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of September 30, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$18,092	Discounted cash flows	Default rate	0-100%

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

September 30, 2016	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$7,187	$7,187
OREO	—	—	8,810	8,810
Mortgage servicing rights	—	—	22,606	22,606
Total	$—	$—	$38,603	$38,603

December 31, 2015	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$6,508	$6,508
OREO	—	—	12,839	12,839
Total	$—	$—	$19,347	$19,347

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans covered under loss-share agreements were recorded at their fair value upon the acquisition date, and no fair value adjustments were necessary for the nine months ended September 30, 2016 or 2015. Impaired loans not covered under loss-share agreements that were measured or re-measured at fair value had a carrying value of $9,908 and $7,191 at September 30, 2016 and December 31, 2015, respectively, and a specific reserve for these loans of $2,721 and $683 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	September 30, 2016	December 31, 2015
OREO covered under loss-share agreements:
Carrying amount prior to remeasurement	$84	$—
Impairment recognized in results of operations	(9)	—
Increase in FDIC loss-share indemnification asset	(37)	—
Receivable from other guarantor	—	—
Fair value	$38	$—
OREO not covered under loss-share agreements:
Carrying amount prior to remeasurement	$10,856	$14,726
Impairment recognized in results of operations	(2,084)	(1,887)
Fair value	$8,772	$12,839

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2016 and December 31, 2015, and $40 in impairment charges were recognized in earnings for the nine months ended September 30, 2016. There were no impairment charges recognized in earnings for the same time period in 2015.
The following table presents information as of September 30, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$7,187	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	8,810	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Net losses of $145 and net gains of $1,023 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

September 30, 2016	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$189,965	$183,357	$6,608
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2016	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$217,391	$217,391	$—	$—	$217,391
Securities held to maturity	362,319	—	381,950	—	381,950
Securities available for sale	677,638	—	659,546	18,092	677,638
Mortgage loans held for sale	189,965	—	189,965	—	189,965
Loans covered under loss-share agreements	30,533	—	—	30,704	30,704
Loans not covered under loss-share agreements, net	6,028,776	—	—	6,016,370	6,016,370
FDIC loss-share indemnification asset	4,053	—	—	4,053	4,053
Mortgage servicing rights	22,125	—	—	22,606	22,606
Derivative instruments	12,662	—	12,662	—	12,662
Financial liabilities
Deposits	$6,817,798	$5,190,976	$1,631,027	$—	$6,822,003
Short-term borrowings	266,943	266,943	—	—	266,943
Other long-term borrowings	158	158	—	—	158
Federal Home Loan Bank advances	8,807	—	9,363	—	9,363
Junior subordinated debentures	95,506	—	73,301	—	73,301
Subordinated notes	98,167	—	102,500	—	102,500
Derivative instruments	12,683	—	12,683	—	12,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$211,571	$211,571	$—	$—	$211,571
Securities held to maturity	458,400	—	473,753	—	473,753
Securities available for sale	646,805	—	627,336	19,469	646,805
Mortgage loans held for sale	225,254	—	225,254	—	225,254
Loans covered under loss-share agreements	93,142	—	—	92,528	92,528
Loans not covered under loss-share agreements, net	5,277,883	—	—	5,208,630	5,208,630
FDIC loss-share indemnification asset	7,149	—	—	7,149	7,149
Mortgage servicing rights	29,642	—	—	33,283	33,283
Derivative instruments	7,498	—	7,498	—	7,498
Financial liabilities
Deposits	$6,218,602	$4,723,312	$1,502,202	$—	$6,225,514
Short-term borrowings	422,279	422,279	—	—	422,279
Other long-term borrowings	192	192	—	—	192
Federal Home Loan Bank advances	52,930	—	56,101	—	56,101
Junior subordinated debentures	95,095	—	78,095	—	78,095
Derivative instruments	7,319	—	7,319	—	7,319
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
Short-term borrowings: Short-term borrowings consist of securities sold under agreements to repurchase and short-term FHLB advances. The fair value of these borrowings approximates the carrying value of the amounts reported in the Consolidated Balance Sheets for each respective account given the short-term nature of the liabilities.
Federal Home Loan Bank advances: The fair value for Federal Home Loan Bank (“FHLB”) advances is determined by discounting the expected future cash outflows using current market rates for similar borrowings, or Level 2 inputs.
Junior subordinated debentures and subordinated notes: The fair value for the Company’s junior subordinated debentures and subordinated notes is determined using quoted market prices for similar instruments traded in active markets.

Note J – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2016, the Company had notional amounts of $80,065 on interest rate contracts with corporate customers and $80,065 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $265,911 and $251,676 at September 30, 2016 and December 31, 2015, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $353,000 and $293,500 at September 30, 2016 and December 31, 2015, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,784	$2,544
Interest rate lock commitments	Other Assets	7,866	4,508
Forward commitments	Other Assets	12	446
Totals		$12,662	$7,498
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$6,225	$4,266
Totals		$6,225	$4,266
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$4,784	$2,544
Interest rate lock commitments	Other Liabilities	—	—
Forward commitments	Other Liabilities	1,674	509
Totals		$6,458	$3,053

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$660	$576	$1,786	$1,677
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	2,297	2,326	3,359	3,783
Forward commitments
Included in gains on sales of mortgage loans held for sale	3,020	(2,999)	(1,599)	(1,288)
Total	$5,977	$(97)	$3,546	$4,172

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three and nine months ended September 30, 2016 and 2015. The impact on other comprehensive income for the three and nine months ended September 30, 2016 and 2015, can be seen at Note K, "Other Comprehensive Income."

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Gross amounts recognized	$12	$446	$12,004	$6,454
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	12	446	12,004	6,454
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	12	282	12	282
Financial collateral pledged	—	—	10,922	6,020
Net amounts	$—	$164	$1,070	$152

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note K – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income (loss) were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$2,258	$873	$1,385
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(18)	(7)	(11)
Total securities available for sale	2,240	866	1,374
Derivative instruments:
Unrealized holding gains on derivative instruments	807	312	495
Total derivative instruments	807	312	495
Defined benefit pension and post-retirement benefit plans:
Reclassification adjustment for net settlement gain realized in net income	(383)	(148)	(235)
Amortization of net actuarial loss recognized in net periodic pension cost	124	48	76
Total defined benefit pension and post-retirement benefit plans	(259)	(100)	(159)
Total other comprehensive income	$2,788	$1,078	$1,710
Three months ended September 30, 2015
Securities available for sale:
Unrealized holding gains on securities	$6,029	$2,312	$3,717
Reclassification adjustment for gains realized in net income	—	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(42)	(16)	(26)
Total securities available for sale	5,987	2,296	3,691
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,752)	(677)	(1,075)
Total derivative instruments	(1,752)	(677)	(1,075)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	114	59	55
Total defined benefit pension and post-retirement benefit plans	114	59	55
Total other comprehensive income	$4,349	$1,678	$2,671

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$8,573	$3,313	$5,260
Reclassification adjustment for gains realized in net income	(1,186)	(458)	(728)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(79)	(30)	(49)
Total securities available for sale	7,308	2,825	4,483
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,959)	(760)	(1,199)
Total derivative instruments	(1,959)	(760)	(1,199)
Defined benefit pension and post-retirement benefit plans:
Reclassification adjustment for net settlement gain realized in net income	(383)	(148)	(235)
Amortization of net actuarial loss recognized in net periodic pension cost	360	132	228
Total defined benefit pension and post-retirement benefit plans	(23)	(16)	(7)
Total other comprehensive income	$5,326	$2,049	$3,277
Nine months ended September 30, 2015
Securities available for sale:
Unrealized holding gains on securities	$4,066	$1,561	$2,505
Reclassification adjustment for gains realized in net income	(96)	(36)	(60)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(139)	(53)	(86)
Total securities available for sale	3,831	1,472	2,359
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,437)	(556)	(881)
Total derivative instruments	(1,437)	(556)	(881)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	316	136	180
Total defined benefit pension and post-retirement benefit plans	316	136	180
Total other comprehensive income	$2,710	$1,052	$1,658

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	September 30, 2016	December 31, 2015
Unrealized gains on securities	$20,967	$16,500
Non-credit related portion of other-than-temporary impairment on securities	(16,719)	(16,735)
Unrealized losses on derivative instruments	(3,081)	(1,882)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,425)	(7,418)
Total accumulated other comprehensive loss	$(6,258)	$(9,535)

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

	Three Months Ended
	September 30,
	2016	2015
Basic
Net income applicable to common stock	$23,179	$16,220
Average common shares outstanding	42,091,164	40,265,941
Net income per common share - basic	$0.55	$0.40
Diluted
Net income applicable to common stock	$23,179	$16,220
Average common shares outstanding	42,091,164	40,265,941
Effect of dilutive stock-based compensation	219,194	252,472
Average common shares outstanding - diluted	42,310,358	40,518,413
Net income per common share - diluted	$0.55	$0.40

	Nine Months Ended
	September 30,
	2016	2015
Basic
Net income applicable to common stock	$67,295	$46,854
Average common shares outstanding	41,500,407	34,521,255
Net income per common share - basic	$1.62	$1.36
Diluted
Net income applicable to common stock	$67,295	$46,854
Average common shares outstanding	41,500,407	34,521,255
Effect of dilutive stock-based compensation	229,501	277,863
Average common shares outstanding - diluted	41,729,908	34,799,118
Net income per common share - diluted	$1.61	$1.35

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2016	2015
Number of shares	—	—
Exercise prices	$—	$—

	Nine Months Ended
	September 30,
	2016	2015
Number of shares	—	99,852
Range of exercise prices	$—	30.63

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

As a result of the KeyWorth acquisition, the Company acquired total assets with an estimated fair value of $415,232, total loans with an estimated fair value of $272,330 and total deposits with an estimated fair value of $348,961, and six banking locations in the Atlanta metropolitan area. The Company is finalizing the fair value of taxes and property and equipment related to the KeyWorth acquisition.

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

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2016 and 2015 of the Company as though the Heritage merger had been completed as of January 1, 2015. The unaudited estimated pro forma information combines the historical results of Heritage with the Company's historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2015. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Nine Months Ended
	September 30,
	2016	2015
Interest income	$243,299	$225,985
Interest expense	20,357	16,680
Net interest income	222,942	209,305
Provision for loan and lease losses	5,880	3,300
Noninterest income	107,160	103,778
Noninterest expense	223,541	238,651
Income before income taxes	100,681	71,132
Income taxes	33,386	22,610
Net income	67,295	48,522

Earnings per share:
Basic	$1.61	$1.12
Diluted	$1.60	$1.12

In connection with the acquisition of Heritage, the Bank assumed two loss-sharing agreements with the FDIC which covered Citizens Bank of Effingham (“Citizens”) and First Southern National Bank (“First Southern”). The claim periods to submit losses to the FDIC for reimbursement ended February 29, 2016 for non-single family Citizens loans and ends February 28, 2021 for single family Citizens loans. The claim periods to submit losses to the FDIC for reimbursement ended August 31, 2016 for non-single family First Southern loans and ends August 31, 2021 for single family First Southern loans.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of September 30,

	2016		2015
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$757,589	9.38%	$665,707	8.95%
Common Equity Tier 1 Capital to Risk-Weighted Assets	665,516	10.16%	576,360	9.92%
Tier 1 Capital to Risk-Weighted Assets	757,589	11.57%	665,707	11.46%
Total Capital to Risk-Weighted Assets	906,004	13.84%	712,737	12.27%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$731,119	9.08%	$639,189	8.75%
Common Equity Tier 1 Capital to Risk-Weighted Assets	731,119	11.19%	639,189	11.02%
Tier 1 Capital to Risk-Weighted Assets	731,119	11.19%	639,189	11.02%
Total Capital to Risk-Weighted Assets	781,367	11.96%	685,565	11.82%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note O – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At September 30, 2016 and December 31, 2015, the Company’s carrying value of QAHPs was $6,664 and $7,666, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Tax credit amortization	$353	$324	$1,001	$972
Tax credits and other benefits	(503)	(471)	(1,445)	(1,412)
Total	$(150)	$(147)	$(444)	$(440)

Note P – Income Taxes

(In Thousands)

The following table is a summary of the Company's temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30,		December 31,
	2016	2015	2015
Deferred tax assets
Allowance for loan losses	$21,418	$21,178	$17,430
Loans	24,299	27,920	26,239
Deferred compensation	12,368	17,681	17,060
Securities	2,346	2,581	2,572
Net unrealized losses on securities - OCI	4,016	3,717	6,065
Impairment of assets	3,877	3,108	3,271
Federal and State net operating loss carryforwards	3,113	5,519	3,681
Intangibles	1,012	—	—
Other	7,958	5,287	4,927
Gross deferred tax assets	80,407	86,991	81,245
Valuation allowance on state net operating loss carryforwards	—	—	—
Total deferred tax assets	80,407	86,991	81,245
Deferred tax liabilities
FDIC loss-share indemnification asset	1,939	2,814	1,927
Investment in partnerships	2,001	2,461	2,507
Core deposit intangible	—	4,023	3,386
Fixed assets	2,598	(20)	673
Mortgage servicing rights	3,589	4,580	4,032
Junior subordinated debt	4,128	4,340	4,287
Other	4,294	569	2,364
Total deferred tax liabilities	18,549	18,767	19,176
Net deferred tax assets	$61,858	$68,224	$62,069

The Company acquired federal and state net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321, of which $7,124 remained to be utilized as of September 30, 2016, while state net operating losses totaled $17,168, of which $15,062 remained to be utilized as of September 30, 2016. Both the federal and state net operating losses will expire at various dates beginning in 2024.

The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the three and nine months ended September 30, 2016 and 2015 or the year ended December 31, 2015.

Note Q – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the nine months ended September 30, 2016 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2016	$443,104	$2,767	$445,871
Addition to goodwill from KeyWorth acquisition	20,633	—	20,633
Adjustment to previously recorded goodwill	4,030	—	4,030
Balance at September 30, 2016	$467,767	$2,767	$470,534

The addition to goodwill from the KeyWorth acquisition represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the transaction. The Company is finalizing the fair values of taxes and property and equipment related to the KeyWorth acquisition; as such, the recorded balance of goodwill is subject to change. The adjustment to previously recorded goodwill is due to valuation adjustments on property and equipment as well as certain loans acquired from Heritage. There were no adjustments to goodwill during the three months ended September 30, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2016
Core deposit intangibles	$47,992	$(23,595)	$24,397
Customer relationship intangible	1,970	(668)	1,302
Total finite-lived intangible assets	$49,962	$(24,263)	$25,699
December 31, 2015
Core deposit intangibles	$45,982	$(18,572)	$27,410
Customer relationship intangible	1,970	(569)	1,401
Total finite-lived intangible assets	$47,952	$(19,141)	$28,811

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense for:
Core deposit intangibles	$1,651	$1,770	$5,024	$4,218
Customer relationship intangible	33	33	99	99
Total intangible amortization	$1,684	$1,803	$5,123	$4,317

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2016 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2016	$6,616	$131	$6,747
2017	5,722	131	$5,853
2018	4,881	131	$5,012
2019	4,101	131	$4,232
2020	3,213	131	$3,344

Note R – Subordinated Notes

(In Thousands)

On August 22, 2016, the Company issued and sold in an underwritten public offering $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”; the 2026 Notes and the 2031 Notes are referred to collectively as the “Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the Notes. The net proceeds from the sale of the Notes to the Company were approximately $98,167, after giving effect to the underwriting discount of 1.50% and expenses of the offering of the Notes.

The 2026 Notes will mature on September 1, 2026. Until but excluding September 1, 2021, the Company will pay interest on the 2026 Notes semi-annually in arrears on each March 1 and September 1, commencing March 1, 2017, at a fixed annual interest rate equal to 5.00%. From and including September 1, 2021 to but excluding the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 384 basis points, payable quarterly in arrears on each March 1, June 1, September 1 and December 1. Notwithstanding the foregoing,

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

in the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may, beginning with the interest payment date of September 1, 2021 and on any interest payment date thereafter, redeem the 2026 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.

The 2031 Notes will mature on September 1, 2031. Until but excluding September 1, 2026, the Company will pay interest on the 2031 Notes semi-annually in arrears on each March 1 and September 1, commencing March 1, 2017, at a fixed annual interest rate equal to 5.50%. From and including September 1, 2026 to but excluding the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 407.1 basis points, payable quarterly in arrears on each March 1, June 1, September 1 and December 1. Notwithstanding the foregoing, in the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may, beginning with the interest payment date of September 1, 2026 and on any interest payment date thereafter, redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.

The Company may also redeem the 2026 Notes and the 2031 Notes at any time, at the Company’s option, in whole or in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the 2026 Notes or the 2031 Notes, as applicable, for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the 2026 Notes or the 2031 Notes, as applicable, from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus any accrued and unpaid interest to but excluding the redemption date. There is no sinking fund for the benefit of the 2026 Notes or 2031 Notes, and neither the 2026 Notes nor the 2031 Notes are convertible or exchangeable.

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

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), this document contains certain non-GAAP financial measures. These non-GAAP financial measures adjust GAAP financial measures to exclude purchase accounting adjustments from loan interest income and net interest income when calculating the Company's taxable equivalent loan yields and net interest margin, respectively, which the Company's management uses when evaluating core operating results and assessing ongoing profitability. In addition, the Company believes that these non-GAAP financial measures facilitate the making of period-to-period comparisons and provide useful information to investors, analysts, regulators and other users of the financial statements by excluding certain items specific to our mergers and acquisition activities and allow these readers to more easily compare the Company's results to the results of other companies without similar mergers and acquisitions activities.

The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-Q should note that, because there are no standard definitions for the calculations as well as the results, the Company's calculations may not be comparable to other similarly titled measures presented by other companies. Also there may be limits in the usefulness of these measures to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2016 compared to December 31, 2015.

Mergers and Acquisitions

On April 1, 2016, the Company completed its acquisition of KeyWorth Bank (“KeyWorth”), a bank headquartered in Johns Creek, Georgia. At closing, KeyWorth merged with and into Renasant Bank. As of the acquisition date, KeyWorth operated six banking locations in the Atlanta metropolitan area and had, prior to any purchase accounting adjustments, approximately $399,252 in assets, $284,410 in loans and $346,988 in deposits. The Company is finalizing the fair value of certain taxes and property and equipment related to the KeyWorth acquisition.

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

The discussion of the impact of the KeyWorth and Heritage acquisitions on the specific components of the Company's financial condition and results of operations below reflects the effect of purchase accounting adjustments, when applicable. See Note M, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for details regarding the Company’s recent mergers and acquisitions. The Company's financial condition and results of operations include the impact of KeyWorth's and Heritage's operations since the respective acquisition dates.
Assets
Total assets were $8,542,471 at September 30, 2016 compared to $7,926,496 at December 31, 2015. The acquisition of KeyWorth increased total assets approximately $415,232 at April 1, 2016.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	September 30, 2016	Percentage of Portfolio	December 31, 2015	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$16,309	1.57%	$107,355	9.71%
Obligations of states and political subdivisions	348,219	33.48	357,245	32.32
Mortgage-backed securities	640,064	61.55	597,463	54.07
Trust preferred securities	18,092	1.74	19,469	1.76
Other debt securities	17,273	1.66	19,333	1.75
Other equity securities	—	—	4,340	0.39
	$1,039,957	100.00%	$1,105,205	100.00%

The balance of our securities portfolio at September 30, 2016 decreased $65,248 to $1,039,957 from $1,105,205 at December 31, 2015. The KeyWorth acquisition increased the securities portfolio approximately $69,395 at the acquisition date. During the nine months ended September 30, 2016, we purchased $92,887 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 88.17% of the purchases during the first nine months of 2016. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Government agency and municipal securities accounted for the remainder of the securities purchased in the first nine months of 2016. Proceeds from maturities, calls, sales and principal payments on securities during the first nine months of 2016 totaled $230,565.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $24,628 and $24,770 and a fair value of $18,092 and $19,469 at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the investment in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the nine months ended September 30, 2016 or 2015. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company's analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. However, the remaining security (XXIV) is still in “payment in kind” status where interest payments are not expected until a future date and, therefore, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at September 30, 2016, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note B, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

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
Loans
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2016	Percentage of Total Loans	December 31, 2015	Percentage of Total Loans
Commercial, financial, agricultural	$694,126	11.37%	$636,837	11.76%
Lease financing	45,510	0.74	34,815	0.64
Real estate – construction	487,638	7.99	357,665	6.61
Real estate – 1-4 family mortgage	1,870,644	30.64	1,735,323	32.06
Real estate – commercial mortgage	2,895,631	47.43	2,533,729	46.80
Installment loans to individuals	111,684	1.83	115,093	2.13
Total loans, net of unearned income	$6,105,233	100.00%	$5,413,462	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2016, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Total loans at September 30, 2016 were $6,105,233, an increase of $691,771 from $5,413,462 at December 31, 2015. The KeyWorth acquisition increased the loan portfolio $272,330 at the acquisition date.
Loans covered under loss-share agreements with the FDIC (referred to as “covered loans”), including the two loss-share agreements assumed in connection with the Heritage acquisition, were $30,533 at September 30, 2016, a decrease of $62,609, or 67.22%, compared to $93,142 at December 31, 2015. This decrease is primarily a result of the expiration of loss-share coverage on certain loans as discussed below. For covered loans, the FDIC will reimburse Renasant Bank 80% of the losses incurred on these loans.

Renasant Bank has a corresponding obligation to reimburse the FDIC for 80% of eligible recoveries with respect to these loans. The loss-share agreements applicable to this portfolio provide reimbursement for qualifying losses on single-family residential loans for ten years, which ends on July 31, 2020 for loans acquired from Crescent Bank & Trust Company (“Crescent”), February 28, 2021 for loans acquired from each of American Trust Bank (“American Trust”) and Citizens Bank of Effingham (“Citizens Effingham”) and August 31, 2021 for loans acquired from First Southern National Bank (“First Southern”). For qualifying losses on commercial loans, reimbursement ran for five years, which ended July 25, 2015 for Crescent loans, February 5, 2016 for American Trust loans, February 18, 2016 for Citizens Effingham loans and August 19, 2016 for First Southern loans. As a result of the expiration of these loss-share agreements, the Company reclassified loans from acquired covered loans to acquired non-covered loans totaling $54,495 during the third quarter of 2015, $42,637 during the first quarter of 2016 and $9,893 during the third quarter of 2016.
Loans not covered under loss-share agreements with the FDIC at September 30, 2016 were $6,074,700, compared to $5,320,320 at December 31, 2015. Loans acquired and not covered under loss-share agreements totaled $1,548,674 at September 30, 2016 compared to $1,489,886 at December 31, 2015.
Excluding the loans acquired from previous acquisitions or in FDIC-assisted transactions (collectively referred to as "acquired loans"), loans increased $695,592 during the nine months ended September 30, 2016. The Company experienced loan growth across all categories of loans with loans from our new commercial business lines, which consist of asset-based lending, equipment leasing and healthcare banking groups, contributing $36,492 of the total increase in loans from December 31, 2015.
Looking at the change in loans geographically, non-acquired loans in our Mississippi, Tennessee and Georgia markets increased $107,571, $96,601 and $291,642, respectively, while loans in our Alabama and Florida markets (collectively referred to as our “Central Division”) increased by $199,778 when compared to December 31, 2015.
The following tables provide a breakdown of non-acquired loans, loans acquired and covered under loss-share agreements, and loans acquired and not covered under loss-share agreements as of the dates presented:

	September 30, 2016
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Not covered	Total Loans
Commercial, financial, agricultural	$554,151	$14	$139,961	$694,126
Lease financing	45,510	—	—	45,510
Real estate – construction:
Residential	181,939	—	27,021	208,960
Commercial	232,791	—	44,683	277,474
Condominiums	1,204	—	—	1,204
Total real estate – construction	415,934	—	71,704	487,638
Real estate – 1-4 family mortgage:
Primary	748,969	18,259	291,085	1,058,313
Home equity	353,341	6,952	69,395	429,688
Rental/investment	234,816	5,000	63,779	303,595
Land development	50,940	93	28,015	79,048
Total real estate – 1-4 family mortgage	1,388,066	30,304	452,274	1,870,644
Real estate – commercial mortgage:
Owner-occupied	794,504	—	397,234	1,191,738
Non-owner occupied	1,112,260	96	419,212	1,531,568
Land development	123,862	84	48,379	172,325
Total real estate – commercial mortgage	2,030,626	180	864,825	2,895,631
Installment loans to individuals	91,739	35	19,910	111,684
Total loans, net of unearned income	$4,526,026	$30,533	$1,548,674	$6,105,233

	December 31, 2015
	Not Acquired	Acquired and Covered Under Loss Share	Acquired and Not covered	Total Loans
Commercial, financial, agricultural	$485,407	$2,406	$149,024	$636,837
Lease financing	34,815	—	—	34,815
Real estate – construction:
Residential	123,711	91	44,813	168,615
Commercial	166,006	39	20,524	186,569
Condominiums	1,984	—	497	2,481
Total real estate – construction	291,701	130	65,834	357,665
Real estate – 1-4 family mortgage:
Primary	661,135	27,270	343,504	1,031,909
Home equity	304,045	9,120	69,090	382,255
Rental/investment	196,217	7,686	48,063	251,966
Land development	42,831	1,912	24,450	69,193
Total real estate – 1-4 family mortgage	1,204,228	45,988	485,107	1,735,323
Real estate – commercial mortgage:
Owner-occupied	709,598	15,297	357,659	1,082,554
Non-owner occupied	896,060	24,343	351,856	1,272,259
Land development	123,391	4,910	50,615	178,916
Total real estate – commercial mortgage	1,729,049	44,550	760,130	2,533,729
Installment loans to individuals	85,234	68	29,791	115,093
Total loans, net of unearned income	$3,830,434	$93,142	$1,489,886	$5,413,462

Mortgage loans held for sale were $189,965 at September 30, 2016 compared to $225,254 at December 31, 2015. Originations of mortgage loans to be sold totaled $1,516,650 in the nine months ended September 30, 2016 compared to $992,555 for the same period in 2015. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations in the third quarter of 2015.

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
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $6,817,798 and $6,218,602 at September 30, 2016 and December 31, 2015, respectively. Noninterest-bearing deposits were $1,514,820 and $1,278,337 at September 30, 2016 and December 31, 2015, respectively, while interest-bearing deposits were $5,302,978 and $4,940,265 at September 30, 2016 and December 31, 2015, respectively. The acquisition of KeyWorth increased total deposits by $348,961 at the acquisition date. This consisted of noninterest-bearing deposits of $73,077 and interest-bearing deposits of $275,884. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.

Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $804,839 and $775,385 at September 30, 2016 and December 31, 2015, respectively.

Looking at the change in deposits geographically, deposits in our Mississippi and Tennessee markets increased $200,953 and $45,250, respectively, from December 31, 2015, while deposits in our Central Division markets decreased $35,364 from December 31, 2015. Excluding the contribution from KeyWorth, deposits in our Georgia markets increased $70,550 from December 31, 2015.
Borrowed Funds

Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. There were $266,943 of short-term borrowings, consisting of security repurchase agreements of $9,943 and short-term borrowings from the FHLB of $257,000, at September 30, 2016 compared to security repurchase agreements of $22,279 and short-term borrowings from the FHLB of $400,000 at December 31, 2015.

At September 30, 2016, long-term debt totaled $202,637 compared to $148,217 at December 31, 2015. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $8,806 and $52,930 at September 30, 2016 and December 31, 2015, respectively. During the third quarter of 2016, the Company prepaid $38,886 in long-term FHLB advances and incurred prepayment penalties of $2,210. At September 30, 2016, $9 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $1,964,477 of availability on unused lines of credit with the FHLB at September 30, 2016 compared to $1,659,779 at December 31, 2015. The cost of our long-term FHLB advances was 4.05% and 4.16% for the first nine months of 2016 and 2015, respectively.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company's junior subordinated debentures totaled $95,506 at September 30, 2016 compared to $95,095 at December 31, 2015.

On August 22, 2016, the Company completed an underwritten public offering and sale of $60,000 of its 5.00% fixed-to-floating rate subordinated notes due September 1, 2026, and $40,000 of its 5.50% fixed-to-floating rate subordinated notes due September 1, 2031 (collectively, the "Notes"). The Notes were sold at par, resulting in net proceeds, after deducting underwriting discounts and expenses, of $98,167. The Company has used, and intends to continue to use, the net proceeds from the Notes offerings for general corporate purposes, which may include providing capital to support the Company's growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The Notes are included in Tier 2 capital under the current regulatory guidelines. For more information about the terms and conditions of the Notes, see Note R, “Subordinated Notes,” in the Notes to the Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

Results of Operations
Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015
Net Income

Net income for the three month period ended September 30, 2016 was $23,179 compared to net income of $16,220 for the three month period ended September 30, 2015. Basic and diluted earnings per share ("EPS") for the three month period ended September 30, 2016 were $0.55, compared to basic and diluted EPS of $0.40 for the three month period ended September 30, 2015.

During the three months ended September 30, 2016, the Company incurred pre-tax merger and conversion expenses of $268, equal to $178 on an after-tax basis, which had an immaterial impact on reported diluted EPS, as compared to pre-tax merger and conversion expenses incurred during the three months ended September 30, 2015 of $7,746, equal to $5,243 on an after-tax basis, which reduced diluted EPS by $0.13.

In connection with the prepayment of $38,886 in long term advances from the Federal Home Loan Bank ("FHLB") in the third quarter of 2016, the Company incurred prepayment penalty charges of $2,210, equal to $1,469 on an after-tax basis, which reduced diluted EPS by $0.04. The Company did not incur any FHLB prepayment penalties in the third quarter of 2015.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 66.94% of total net revenue for the third quarter of 2016. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $75,731 for the third quarter of 2016 compared to $68,612 for the same period in 2015. On a tax equivalent basis, net interest income was $77,483 for the third quarter of 2016 as compared to $70,553 for the third quarter of 2015. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.15% during the third quarter of 2016 compared to 4.09% for the third quarter of 2015. Net interest margin excluding the impact from purchase accounting adjustments on loans was 3.77% and 3.82% for the third quarter of 2016 and 2015, respectively. The table below presents the reconciliation of these non-GAAP measures to reported net interest margin.

	Three Months Ended
	September 30,
	2016	2015
Taxable equivalent net interest income, as reported	$77,483	$70,553
Accretable yield recognized on purchased loans(1)	6,976	4,803
Net interest income, excluding accretable yield	$70,507	$65,750

Average earning assets	$7,433,461	$6,842,452

Net interest margin, as reported	4.15%	4.09%
Net interest margin, excluding accretable yield	3.77%	3.81%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from acquired loans of $3,426 and $804 for the three months ended September 30, 2016 and 2015, respectively, which increased net interest margin by 18 basis points and 5 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$6,289,331	$77,154	4.88%	$5,621,753	$67,853	4.79%
Securities:
Taxable(2)	695,589	3,418	1.95	791,269	3,910	1.96
Tax-exempt	350,316	4,081	4.63	352,308	4,427	4.99
Interest-bearing balances with banks	98,225	131	0.53	77,122	51	0.26
Total interest-earning assets	7,433,461	84,784	4.54	6,842,452	76,241	4.42
Cash and due from banks	124,794			103,900
Intangible assets	497,064			449,042
FDIC loss-share indemnification asset	4,816			9,171
Other assets	502,064			493,204
Total assets	$8,562,199			$7,897,769
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,106,568	$1,515	0.19%	$2,893,950	$1,295	0.18%
Savings deposits	528,794	94	0.07	496,653	90	0.07
Time deposits	1,619,740	3,029	0.74	1,582,114	2,230	0.56
Total interest-bearing deposits	5,255,102	4,638	0.35	4,972,717	3,615	0.29
Borrowed funds	550,222	2,663	1.93	556,269	2,073	1.48
Total interest-bearing liabilities	5,805,324	7,301	0.50	5,528,986	5,688	0.41
Noninterest-bearing deposits	1,510,309			1,272,714
Other liabilities	111,493			79,926
Shareholders’ equity	1,135,073			1,016,143
Total liabilities and shareholders’ equity	$8,562,199			$7,897,769
Net interest income/net interest margin		$77,483	4.15%		$70,553	4.09%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the third quarter of 2016 compared to the third quarter of 2015:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$8,009	$1,292	$9,301
Securities:
Taxable	(480)	(12)	(492)
Tax-exempt	(26)	(320)	(346)
Interest-bearing balances with banks	17	63	80
Total interest-earning assets	7,520	1,023	8,543
Interest expense:
Interest-bearing demand deposits	97	123	220
Savings deposits	6	(2)	4
Time deposits	54	745	799
Borrowed funds	(22)	612	590
Total interest-bearing liabilities	135	1,478	1,613
Change in net interest income	$7,385	$(455)	$6,930

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $84,784 for the third quarter of 2016 compared to $76,241 for the same period in 2015. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the KeyWorth acquisition and loan growth in the Company's non-acquired loan portfolio as well as an increase in loan yields due to higher levels of accretable yield from the acquired loan portfolios. Overall, after excluding the impact from purchase accounting adjustments, the Company continues to experience downward pressure on earning asset yields as a result of replacing higher rate maturing assets with new or renewed assets at current market rates which are generally lower due to the current interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Loans	84.61%	82.16%	4.88%	4.79%
Securities	14.07	16.71	2.85	2.89
Other	1.32	1.13	0.53	0.26
Total earning assets	100.00%	100.00%	4.54%	4.42%

For the third quarter of 2016, loan income, on a tax equivalent basis, increased $9,301 to $77,154 from $67,853 compared to the same period in 2015. The average balance of loans increased $667,578 from the third quarter of 2016 compared to the third quarter of 2015 due primarily to the loans acquired in connection with the KeyWorth acquisition as well as loan growth in the Company's non-acquired loan portfolio. The tax equivalent yield on loans was 4.88%, a nine basis point increase from the third quarter of 2015. Excluding the impact from purchase accounting adjustments, the tax equivalent yield on loans was 4.44% and 4.45% for the third quarter of 2016 and 2015, respectively. The table below presents the reconciliation of these non-GAAP measures to reported taxable equivalent yield on loans.

	Three Months Ended
	September 30,
	2016	2015
Taxable equivalent interest income on loans, as reported	$77,154	$67,853
Accretable yield recognized on purchased loans(1)	6,976	4,803
Taxable equivalent interest income on loans, excluding accretable yield	$70,178	$63,050

Average loans	$6,289,331	$5,621,753

Taxable equivalent loan yield, as reported	4.88%	4.79%
Taxable equivalent loan yield, excluding accretable yield	4.44%	4.45%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from acquired loans of $3,426 and $804 for the three months ended September 30, 2016 and 2015, respectively, which increased our taxable equivalent loan yield by 22 basis points and 6 basis points for the same periods, respectively.

Investment income, on a tax equivalent basis, decreased $838 to $7,499 for the third quarter of 2016 from $8,337 for the third quarter of 2015. The average balance in the investment portfolio for the third quarter of 2016 was $1,045,905 compared to $1,143,577 for the same period in 2015. The tax equivalent yield on the investment portfolio for the third quarter of 2016 was 2.85%, down 4 basis points from the same period in 2015. Proceeds from sales, maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense was $7,301 for the third quarter of 2016 as compared to $5,688 for the same period in 2015. The cost of interest-bearing liabilities was 0.50% for the three months ended September 30, 2016 as compared to 0.41% at September 30, 2015.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Noninterest-bearing demand	20.65%	18.71%	—%	—%
Interest-bearing demand	42.46	42.55	0.19	0.18
Savings	7.23	7.30	0.07	0.07
Time deposits	22.14	23.26	0.74	0.56
Short term borrowings	5.20	5.93	0.46	0.17
Long-term Federal Home Loan Bank advances	0.43	0.85	3.89	4.16
Subordinated notes	0.58	—	5.47	—
Other borrowed funds	1.31	1.40	5.54	5.41
Total deposits and borrowed funds	100.00%	100.00%	0.40%	0.33%

Interest expense on deposits was $4,638 and $3,615 for the third quarter of 2016 and 2015, respectively. The cost of interest-bearing deposits was 0.35% and 0.29% for the same periods. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, rates offered on the Company's interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $2,663 and $2,073 for the third quarter of 2016 and 2015, respectively. The cost of total borrowed funds was 1.93% and 1.48% for the same periods. The impact on the average balance of borrowings from the aforementioned Notes offering was nearly offset by the prepayment of long-term FHLB advances also mentioned previously. The increase in the cost of the Company's borrowed funds is primarily driven by the higher interest rate on the Notes when compared to the interest rate on the prepaid FHLB advances, coupled with increased market interest rates on the Company's short-term borrowings.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,
2016	2015
1.78%	1.61%

Total noninterest income includes fees generated from deposit services, originations and sales of mortgage loans, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $38,272 for the third quarter of 2016 as compared to $32,079 for the same period in 2015. The increase in noninterest income and its related components is primarily attributable to the KeyWorth acquisition and a significant increase in mortgage banking income.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,200 and $8,151 for the third quarter of 2016 and 2015, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,947 for the three months ended September 30, 2016 compared to $5,896 for the same period in 2015.

Fees and commissions increased to $4,921 during the third quarter of 2016 as compared to $4,271 for the same period in 2015. Fees and commissions include fees related to deposit services, such as interchange fees on debit card transactions, as well as fees charged on mortgage loans originated to be sold, such as origination, underwriting, documentation and other administrative fees. For the third quarter of 2016, fees associated with debit card usage were $4,023 as compared to $3,934 for the same period in 2015.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,420 and $2,381 for the three months ended September 30, 2016 and 2015, respectively. Contingency income, which is included in "Other noninterest income" in the Consolidated Statements of Income, is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income was $25 and $50 for the three months ended September 30, 2016 and 2015, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized investment products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,040 for the third quarter of 2016 compared to $2,833 for the same period in 2015. The market value of trust assets under management was $3,091,815 and $3,003,550 at September 30, 2016 and September 30, 2015, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Mortgage banking income was $15,846 and $11,893 for the three months ended September 30, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $510,143 in the three months ended September 30, 2016 compared to $584,662 for the same period in 2015. The increase in mortgage banking income is primarily driven by an increase in margins realized from the sales of loans. The following table presents the components of mortgage banking income included in noninterest income for the three months ending September 30:

	2016	2015
Mortgage servicing income, net	$(158)	$(109)
Gain on sales of loans, net	13,716	7,998
Fees, net	2,288	4,004
Mortgage banking income, net	$15,846	$11,893

Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income.  Other noninterest income was $2,866 and $1,440 for the three months ended September 30, 2016 and 2015, respectively.  The increase from 2015 is primarily attributable to income from our SBA banking division and the gains we realized on the sale of the guaranteed portion of loans originated by this division.  SBA banking income was $1,782 and $493 for the three months ended September 30, 2016 and 2015, respectively.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,
2016	2015
3.55%	3.82%

Noninterest expense was $76,468 and $75,979 for the third quarter of 2016 and 2015, respectively. The Company recorded merger and conversion expenses of $268 for the three months ended September 30, 2016, as compared to $7,746 for the same period in 2015. During the third quarter of 2016, the Company recognized a penalty charge of $2,210 in connection with the prepayment of $38,886 in borrowings from the FHLB. No such charge was incurred during the comparable quarter in 2015. After considering these expenses, which are typically nonrecurring, the overall increase in noninterest expenses and its related components is primarily attributable to the addition of KeyWorth operations.

Salaries and employee benefits increased $1,654 to $44,702 for the third quarter of 2016 as compared to $43,048 for the same period in 2015. The increase in salary and employee benefits was primarily attributable to the KeyWorth acquisition along with higher levels of commissions and incentives paid in our commercial lending and mortgage banking divisions.

Data processing costs increased to $4,560 in the third quarter of 2016 from $3,819 for the same period in 2015. The increase for the third quarter of 2016 as compared to the same period in 2015 was primarily attributable to the acquisition of KeyWorth as well as increased volume in mobile banking and increased volume on our small business internet banking platform.

Net occupancy and equipment expense for the third quarter of 2016 was $8,830, up from $7,733 for the same period in 2015. The increase is primarily attributable to the KeyWorth acquisition coupled with enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.

Expenses related to other real estate owned for the third quarter of 2016 were $1,540 compared to $861 for the same period in 2015. Expenses on other real estate owned for the third quarter of 2016 included write downs of $1,048 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $3,287 was sold during the three months ended September 30, 2016, resulting in a net loss of $204. Expenses on other real estate owned for the three months ended September 30, 2015 included a $527 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $5,406 was sold during the three months ended September 30, 2015, resulting in a net gain of $16.

Professional fees include fees for legal and accounting services. Professional fees were $1,313 for the third quarter of 2016 as compared to $1,242 for the same period in 2015. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,661 for the third quarter of 2016 compared to $1,567 for the same period in 2015.

Amortization of intangible assets totaled $1,684 and $1,803 for the third quarter of 2016 and 2015, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 9 months to 10 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $2,097 for the third quarter of 2016 as compared to $2,339 for the same period in 2015.

Efficiency Ratio
Three Months Ended September 30,
2016	2015
66.06%	74.03%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses and debt prepayment penalties contributed approximately 23 basis points and 191 basis points, respectively, to the efficiency ratio for the third quarter of 2016. Merger and conversion expenses contributed approximately 755 basis points to the efficiency ratio for the third quarter of 2015. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from currently reported levels from revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the third quarter of 2016 and 2015 was $11,706 and $7,742, respectively. The effective tax rates for those periods were 33.56% and 32.31%, respectively. The increased effective tax rate for the third quarter of 2016 as compared to the same period in 2015 is the result of the Company experiencing improvements in its financial results, including the contribution from acquisitions, resulting in higher levels of taxable income.

Results of Operations
Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015
Net Income

Net income for the nine months ended September 30, 2016 was $67,295 compared to net income of $46,854 for the nine months ended September 30, 2015. Basic and diluted earnings per share for the nine months ended September 30, 2016 were $1.62 and $1.61, respectively, as compared to $1.36 and $1.35 for basic and diluted earnings per share, respectively, for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company incurred pre-tax merger and conversion expenses of $4,023, equal to $2,689 on an after-tax basis, which reduced basic and diluted earnings per share by $0.06, as compared to pre-tax merger and conversion expenses incurred during the nine months ended September 30, 2015 of $9,691, equal to $6,633 on an after-tax basis, which reduced basic and diluted earnings per share by $0.19.

In connection with the prepayment of $42,369 in long term advances from the Federal Home Loan Bank ("FHLB") in the first nine months of 2016, the Company incurred prepayment penalty charges of $2,539, equal to $1,697 on an after-tax basis, which reduced diluted EPS by $0.04. The Company did not incur any FHLB prepayment penalties in the nine months ended September 30, 2015.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 68.05% of total net revenue for the first nine months of 2016. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $222,942 for the nine months ended September 30, 2016 compared to $169,007 for the same period in 2015. On a tax equivalent basis, net interest income was $228,228 for the nine months ended September 30, 2016 as compared to $174,440 for the nine months ended September 30, 2015. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.21% during the nine months ended September 30, 2016, as compared to 4.09% for the nine months ended September 30, 2015. Net interest margin, excluding the impact from purchase accounting adjustments on loans, was 3.82% and 3.81% for the nine months ended September 30, 2016 and 2015, respectively. The following table presents the reconciliation of these non-GAAP measures to reported net interest margin.

	Nine Months Ended
	September 30,
	2016	2015
Taxable equivalent net interest income, as reported	$228,228	$174,440
Accretable yield recognized on purchased loans(1)	21,523	12,218
Net interest income, excluding accretable yield	$206,705	$162,222

Average earning assets	$7,233,302	$5,696,156

Net interest margin, as reported	4.21%	4.09%
Net interest margin, excluding accretable yield	3.82%	3.81%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from acquired loans of $10,004 and $5,443 for the nine months ended September 30, 2016 and 2015, respectively, which increased net interest margin by 18 basis points and 13 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$6,066,280	$223,936	4.93%	$4,575,155	$166,332	4.86%
Securities:
Taxable(2)	732,915	11,875	2.16	722,200	11,836	2.19
Tax-exempt	353,954	12,466	4.70	322,791	12,346	5.11
Interest-bearing balances with banks	80,153	308	0.51	76,010	154	0.27
Total interest-earning assets	7,233,302	248,585	4.59	5,696,156	190,668	4.48
Cash and due from banks	134,238			91,934
Intangible assets	490,225			347,613
FDIC loss-share indemnification asset	5,725			9,345
Other assets	493,949			384,911
Total assets	$8,357,439			$6,529,959
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,058,663	$4,277	0.19	$2,507,455	$3,465	0.18
Savings deposits	521,176	276	0.07	412,335	232	0.08
Time deposits	1,573,749	8,465	0.72	1,350,912	6,643	0.66
Total interest-bearing deposits	5,153,588	13,018	0.34	4,270,702	10,340	0.32
Borrowed funds	561,294	7,339	1.75	311,390	5,888	2.53
Total interest-bearing liabilities	5,714,882	20,357	0.48	4,582,092	16,228	0.47
Noninterest-bearing deposits	1,435,438			1,059,413
Other liabilities	104,464			64,372
Shareholders’ equity	1,102,655			824,082
Total liabilities and shareholders’ equity	$8,357,439			$6,529,959
Net interest income/net interest margin		$228,228	4.21%		$174,440	4.09%

(1)	Includes mortgage loans held for sale and shown net of unearned income.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the nine months ended September 30, 2016 compared to the same period in 2015:

	Volume	Rate	Net(1)
Interest income:
Loans (2)	$55,134	$2,470	$57,604
Securities:
Taxable	225	(186)	39
Tax-exempt	701	(581)	120
Interest-bearing balances with banks	9	145	154
Total interest-earning assets	56,069	1,848	57,917
Interest expense:
Interest-bearing demand deposits	773	39	812
Savings deposits	57	(13)	44
Time deposits	1,166	656	1,822
Borrowed funds	2,360	(909)	1,451
Total interest-bearing liabilities	4,356	(227)	4,129
Change in net interest income	$51,713	$2,075	$53,788

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Includes mortgage loans held for sale and shown net of unearned income.

Interest income, on a tax equivalent basis, was $248,585 for the nine months ended September 30, 2016 compared to $190,668 for the same period in 2015. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Heritage and KeyWorth acquisitions and loan growth in the Company's non-acquired loan portfolio as well as an increase in loan yields due to higher levels of accretable yield from the acquired loan portfolios. Overall, after excluding the impact from purchase accounting adjustments, the Company continues to experience downward pressure on earning asset yields as a result of replacing higher rate maturing assets with new or renewed assets at current market rates which are generally lower due to the current interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Loans	83.86%	80.32%	4.93%	4.86%
Securities	15.03	18.35	2.99	3.09
Other	1.11	1.33	0.51	0.27
Total earning assets	100.00%	100.00%	4.59%	4.48%

For the nine months ending September 30, 2016, loan income, on a tax equivalent basis, increased $57,604 to $223,936 from $166,332 in the same period in 2015. The average balance of loans increased $1,491,125 for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the acquisitions of KeyWorth and Heritage, as well as increased production in the commercial and secondary mortgage loan markets. The tax equivalent yield on loans was 4.93% for the nine months ending September 30, 2016, a seven basis point increase from the same period in 2015. Excluding the impact from purchase accounting adjustments, the tax equivalent yield on loans was 4.46% and 4.50% for the nine months ending September 30, 2016 and 2015, respectively. The table below presents the reconciliation of these non-GAAP measures to reported taxable equivalent yield on loans.

	Nine Months Ended
	September 30,
	2016	2015
Taxable equivalent interest income on loans, as reported	$223,936	$166,332
Accretable yield recognized on purchased loans(1)	21,523	12,218
Taxable equivalent interest income on loans, excluding accretable yield	$202,413	$154,114

Average loans	$6,066,280	$4,575,155

Taxable equivalent loan yield, as reported	4.93%	4.86%
Taxable equivalent loan yield, excluding accretable yield	4.46%	4.50%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from acquired loans of $10,004 and $5,443 for the nine months ended September 30, 2016 and 2015, respectively, which increased our taxable equivalent loan yield by 22 basis points and 16 basis points for the same periods, respectively.

Investment income, on a tax equivalent basis, increased $159 to $24,341 for the nine months ended September 30, 2016 from $24,182 for the same period in 2015. The average balance in the investment portfolio for the nine months ended September 30, 2016 was $1,086,869 compared to $1,044,991 for the same period in 2015. Excluding the contribution from KeyWorth and Heritage, the average balance in the investment portfolio decreased when compared to the same period in 2015. The tax equivalent yield on the investment portfolio for the first nine months of 2016 was 2.99%, down 10 basis points from 3.09% in the same period in 2015. Proceeds from sales, maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments, excluding the contribution from Heritage and KeyWorth, and tax equivalent yield thereon when compared to the same period in the prior year. The reinvestment rates on securities were lower due to the generally lower interest rate environment.

Interest expense for the nine months ended September 30, 2016 was $20,357 as compared to $16,228 for the same period in 2015 The cost of interest-bearing liabilities was 0.48% for the nine months ended September 30, 2016 as compared to 0.47% for the same period in September 30, 2015.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Noninterest-bearing demand	20.08%	18.78%	—%	—%
Interest-bearing demand	42.78	44.44	0.19	0.18
Savings	7.29	7.31	0.07	0.08
Time deposits	22.01	23.95	0.72	0.66
Short-term borrowings	5.68	2.78	0.47	0.17
Long-term Federal Home Loan Bank advances	0.63	1.06	4.05	4.16
Subordinated notes	0.20	—	5.45	—
Other long term borrowings	1.33	1.68	5.54	5.40
Total deposits and borrowed funds	100.00%	100.00%	0.48%	0.47%

Interest expense on deposits was $13,018 and $10,340 for the nine months ended September 30, 2016 and 2015, respectively. The cost of interest bearing deposits was 0.34% and 0.32% for the same periods. The increase is primarily attributable to the increase in the average balance of interest bearing deposits from the KeyWorth and Heritage acquisitions. Furthermore, although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, rates offered on the Company's interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $7,339 and $5,888 for the first nine months of 2016 and 2015, respectively. The average balance of borrowings increased $249,904 to $561,294 for the nine months ended September 30, 2016, as compared to $311,390 for the same period in 2015. The increase is primarily attributable to an increase in short-term borrowings due to the increased production in the Company's mortgage operations as overnight and other short-term borrowings are often used to fund these short-term assets. The impact to the average balance of borrowings from the aforementioned Notes offerings was nearly offset by the prepayment of long-term FHLB advances also previously mentioned. The cost of total borrowed funds was 1.75% and 2.53% for the first nine months of 2016 and 2015, respectively. The decrease in the cost of the Company's borrowed funds is primarily attributable to the shift in mix driven by the increase in lower costing overnight and short-term borrowings.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Nine Months Ended September 30,
2016	2015
1.71%	1.57%

Noninterest income was $107,160 for the nine months ended September 30, 2016 as compared to $76,828 for the same period in 2015. The increase in noninterest income and its related components is primarily attributable to the Heritage and KeyWorth acquisitions, Heritage's mortgage operations and a significant increase in mortgage revenue from the Company's existing mortgage operations due to increased production as a result of continued decreases in interest rates and recent mortgage originator hires.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $23,712 and $21,008 for the nine months ended September 30, 2016 and 2015, respectively. Overdraft fees, the largest component of service charges on deposits, were $17,013 for the nine months ended September 30, 2016 compared to $14,915 for the same period in 2015.

Fees and commissions increased to $14,042 for the first nine months of September 30, 2016 as compared to $11,408 for the same period in 2015. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, as well as servicing income from non-mortgage loans serviced by the Company. Fees associated with debit card usage were $12,178 for the nine months ending September 30, 2016 as compared to $10,290 for the same period in 2015.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $6,557 and $6,467 for the nine months ended September 30, 2016 and 2015, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $1,154 and $539 for the nine months ended September 30, 2016 and 2015, respectively.

The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $8,803 for the nine months ended September 30, 2016 compared to $7,199 for the same period in 2015. This increase is primarily attributable to an increase in assets under management through the Heritage acquisition. The market value of trust assets under management was $3,091,815 and $3,003,550 at September 30, 2016 and September 30, 2015, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Mortgage banking income was $41,181 and $24,113 for the nine months ended September 30, 2016 and 2015, respectively. Originations of mortgage loans to be sold totaled $1,516,650 in the nine months ended September 30, 2016 compared to $992,555 for the same period in 2015. The increase in mortgage loan originations is due to an increase in mortgage activity driven by historically low mortgage rates and the addition of Heritage's mortgage operations during the third quarter of 2015. The following table presents the components of mortgage banking income included in noninterest income for the nine months ending September 30:

	2016	2015
Mortgage servicing income, net	$187	$(94)
Gain on sales of loans, net	26,685	18,038
Fees, net	14,309	6,169
Mortgage banking income, net	$41,181	$24,113

Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income.  Other noninterest income was $8,750 and $3,869 for the nine months ended September 30, 2016 and 2015, respectively.  The increase from 2015 is primarily attributable to contingency income from our insurance underwriters as well as income from our SBA banking division and the gains we realized on the sale of the guaranteed portion of loans originated by this division.  SBA banking income was $4,068 and $1,006 for the nine months ended September 30, 2016 and 2015, respectively.
Noninterest Expense

Noninterest Expense to Average Assets
Nine Months Ended September 30,
2016	2015
3.57%	3.57%

Noninterest expense was $223,541 and $174,380 for the nine months ended September 30, 2016 and 2015, respectively. Merger and conversion expense was $4,023 for the nine months ended September 30, 2016, as compared to $9,691 for the same period in 2015. During the nine months ended September 30, 2016, the Company recognized a penalty charge of $2,539 in connection with the prepayment of $42,369 in borrowings from the FHLB. No such charge was incurred during the comparable period in 2015. After considering these expenses, which are typically nonrecurring, the overall increase in noninterest expenses and its related components is primarily attributable to the addition of Heritage and KeyWorth operations.

Salaries and employee benefits increased $30,780 to $132,482 for the nine months ended September 30, 2016 as compared to $101,702 for the same period in 2015. The increase in salaries and employee benefits is attributable to the addition of the Heritage and KeyWorth operations and higher levels of commissions paid in our commercial lending and mortgage banking divisions.

Data processing costs increased to $13,220 in the nine months ended September 30, 2016 from $10,248 for the same period in 2015. The increase for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily attributable to the Heritage and KeyWorth acquisitions and the addition of enhancements to our products and services, including mobile banking and small business internet banking platform.

Net occupancy and equipment expense for the first nine months of 2016 was $25,585, up from $18,816 for the same period in 2015. The increase in occupancy and equipment expense is primarily attributable to the Heritage and KeyWorth acquisitions coupled with enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.

Expenses related to other real estate owned for the first nine months of 2016 were $4,111 compared to $2,347 for the same period in 2015. Expenses on other real estate owned for the nine months ended September 30, 2016 included write downs of $2,330 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $11,475 was sold during the nine months ended September 30, 2016, resulting in a net loss of $435. Expenses on other real estate owned for the nine months ended September 30, 2015 included a $1,922 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $18,062 was sold during the nine months ended September 30, 2015, resulting in a net gain of $499.

Professional fees include fees for legal and accounting services. Professional fees were $3,789 for the nine months ended September 30, 2016 as compared to $3,238 for the same period in 2015. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $5,040 for the nine months ended September 30, 2016 compared to $4,351 for the same period in 2015.

Amortization of intangible assets totaled $5,123 and $4,317 for the nine months ended September 30, 2016 and 2015, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 9 months to 10 years. The increase in amortization expense for the nine months ended September 30, 2016 as compared to the same period in 2015 is attributable to the amortization of the core deposit intangibles recognized in connection with the KeyWorth and Heritage acquisitions.

Communication expenses, those expenses incurred for communication to clients and between employees, were $6,308 for the nine months ended September 30, 2016 as compared to $5,263 for the same period in 2015. The increase can be attributed to the Heritage and KeyWorth acquisitions as well as expenses incurred to increase the bandwidth of data lines throughout our footprint.

Efficiency Ratio
Nine Months Ended September 30,
2016	2015
66.65%	69.40%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses and debt prepayment penalties contributed approximately 120 basis points and 76 basis points, respectively, to the efficiency ratio for the first nine months of 2016. Merger and conversion expenses contributed approximately 386 basis points to the efficiency ratio for first nine months of 2015.We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the nine months ended September 30, 2016 and 2015 was $33,386 and $21,601, respectively. The effective tax rates for those periods were 33.16% and 31.56%, respectively. The increased effective tax rate for the nine months ended September 30, 2016 as compared to the same period in 2015 is the result of the Company experiencing improvements in its financial results throughout 2015 and into the first nine months of 2016, including the contributions from Heritage and KeyWorth, resulting in higher levels of taxable income.

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

Net charge-offs for the third quarter of 2016 were $824, or 0.05% of average loans, compared to net charge-offs of $587, or 0.04% of average loans, for the same period in 2015. The levels of net charge-offs relative to the size of our loan portfolio reflect the improved credit quality measures and the Company's continued efforts to bring these problem credits to resolution.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial, agricultural	$5,454	$4,186	$3,613
Lease financing	208	160	60
Real estate – construction	2,223	1,852	1,661
Real estate – 1-4 family mortgage	15,412	13,908	13,911
Real estate – commercial mortgage	21,288	21,111	21,328
Installment loans to individuals	1,339	1,220	1,478
Total	$45,924	$42,437	$42,051

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2016	December 31, 2015	September 30, 2015
Specific reserves for impaired loans	$8,899	$7,600	$7,797
Allocated reserves for remaining portfolio	33,607	33,131	32,304
Acquired with deteriorated credit quality	3,418	1,706	$1,950
Total	$45,924	$42,437	$42,051

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The provision for loan losses was $5,880 and $3,000 for the nine months ended September 30, 2016 and 2015, respectively, which reflects the aforementioned improving credit quality trends coupled with providing for significant loan growth during each respective period.

A majority of the loans acquired in the Company’s FDIC-assisted acquisitions and certain loans acquired and not covered under the Company's FDIC loss-share agreements are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of September 30, 2016, the fair value of loans accounted for in accordance with ASC 310-30 was $297,609. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. As of September 30, 2016, the Company has increased the allowance for loan losses by $3,418 for loans accounted for under ASC 310-30. As of September 30, 2015, the Company increased the allowance for loan losses by $1,950 for loans accounted for under ASC 310-30. The Company increased the allowance for loan losses in the third quarter of 2016 due to the loans acquired in the Heritage acquisition that are accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$44,098	$41,888	$42,437	$42,289
Charge-offs
Commercial, financial, agricultural	394	143	1,099	501
Lease financing	—	—	—	—
Real estate – construction	—	—	—	26
Real estate – 1-4 family mortgage	242	251	745	1,605
Real estate – commercial mortgage	466	430	1,653	2,287
Installment loans to individuals	201	132	573	238
Total charge-offs	1,303	956	4,070	4,657
Recoveries
Commercial, financial, agricultural	85	82	243	221
Lease financing	—	—	—	—
Real estate – construction	4	3	15	16
Real estate – 1-4 family mortgage	188	145	753	515
Real estate – commercial mortgage	181	112	582	581
Installment loans to individuals	21	27	84	86
Total recoveries	479	369	1,677	1,419
Net charge-offs	824	587	2,393	3,238
Provision for loan losses	2,650	750	5,880	3,000
Balance at end of period	$45,924	$42,051	$45,924	$42,051
Net charge-offs (annualized) to average loans	0.05%	0.04%	0.06%	0.10%
Allowance for loan losses to:
Total loans not acquired	1.01%	1.17%	1.01%	1.17%
Nonperforming loans not acquired	310.95%	277.22%	310.95%	277.22%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Real estate – construction:
Residential	$(4)	$(3)	$(13)	$12
Commercial	—	—	—	—
Condominiums	—	—	(2)	(2)
Total real estate – construction	(4)	(3)	(15)	10
Real estate – 1-4 family mortgage:
Primary	4	119	104	755
Home equity	62	(3)	113	172
Rental/investment	3	12	137	74
Land development	(15)	(22)	(362)	89
Total real estate – 1-4 family mortgage	54	106	(8)	1,090
Real estate – commercial mortgage:
Owner-occupied	115	283	343	1,700
Non-owner occupied	80	42	325	188
Land development	90	(7)	403	(182)
Total real estate – commercial mortgage	285	318	1,071	1,706
Total net charge-offs of loans secured by real estate	$335	$421	$1,048	$2,806
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

	Not Acquired	Acquired Covered Assets	Acquired Not Covered	Total
September 30, 2016
Nonaccruing loans	$12,454	$1,628	$12,105	$26,187
Accruing loans past due 90 days or more	2,315	786	12,619	15,720
Total nonperforming loans	14,769	2,414	24,724	41,907
Other real estate owned	8,429	926	16,973	26,328
Total nonperforming loans and OREO	23,198	3,340	41,697	68,235
Nonaccruing securities available-for-sale, at fair value	9,654	—	—	9,654
Total nonperforming assets	$32,852	$3,340	$41,697	$77,889
Nonperforming loans to total loans				0.69%
Nonperforming assets to total assets				0.91%

December 31, 2015
Nonaccruing loans	$13,645	$3,319	$12,070	$29,034
Accruing loans past due 90 days or more	1,326	3,609	11,458	16,393
Total nonperforming loans	14,971	6,928	23,528	45,427
Other real estate owned	12,987	2,818	19,597	35,402
Total nonperforming loans and OREO	27,958	9,746	43,125	80,829
Nonaccruing securities available-for-sale, at fair value	10,448	—	—	10,448
Total nonperforming assets	$38,406	$9,746	$43,125	$91,277
Nonperforming loans to total loans				0.84%
Nonperforming assets to total assets				1.15%

Overall, the Company experienced lower levels of classified loans and nonperforming loans resulting in improving credit quality measures in 2015 and through the first nine months of 2016. At September 30, 2016, not acquired, nonperforming loans decreased $202 from $14,971 at December 31, 2015. Total acquired nonperforming loans, which consist of acquired covered and acquired not covered, decreased $3,318 for the first nine months of 2016. The decrease in total acquired, nonperforming loans reflects the improved credit quality in the Company's acquired loan portfolio and the Company's continued efforts to bring these problem credits to resolution. At September 30, 2016, the acquisition of Heritage added $11,103 acquired, nonperforming loans compared to $11,462 at December 31, 2015. At September 30, 2016, the Company added $223 of nonperforming loans as a result of the KeyWorth acquisition.

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

	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccruing loans	$24,559	$25,715	$30,318
Accruing loans past due 90 days or more	14,934	12,784	9,471
Total nonperforming loans	39,493	38,499	39,789
Restructured loans in compliance with modified terms	10,720	13,453	18,881
Total nonperforming and restructured loans	$50,213	$51,952	$58,670

Acquired nonperforming loans that are not covered by FDIC loss-share agreements totaled $24,724 at September 30, 2016 which consisted of $12,105 in loans on nonaccrual status and $12,619 in accruing loans past due 90 days or more. The recent acquisition of Heritage added $10,527 acquired, non-covered, nonperforming loans, the First M&F merger contributed $5,566 and the KeyWorth merger added $223 of such loans at September 30, 2016. At December 31, 2015 nonperforming loans from the acquired non-covered portfolio were $23,528. Excluding the nonperforming loans from acquisitions, nonperforming loans were $14,769 at September 30, 2016 and $14,971 at December 31, 2015. The following table presents nonperforming loans, not subject to a loss-share agreement, by loan category as of the dates presented:

	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial, agricultural	$3,428	$1,266	$1,649
Real estate – construction:
Residential	707	176	—
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	707	176	—
Real estate – 1-4 family mortgage:
Primary	7,170	6,957	6,875
Home equity	587	1,073	891
Rental/investment	2,350	4,284	4,138
Land development	2,550	2,048	1,983
Total real estate – 1-4 family mortgage	12,657	14,362	13,887
Real estate – commercial mortgage:
Owner-occupied	10,287	8,574	9,030
Non-owner occupied	9,161	7,645	7,966
Land development	2,632	6,320	6,731
Total real estate – commercial mortgage	22,080	22,539	23,727
Installment loans to individuals	279	156	107
Lease financing	342	—	419
Total nonperforming loans	$39,493	$38,499	$39,789

Our level of nonperforming loans, not subject to a loss-share agreement, increased from the fourth quarter of 2015, due primarily to our acquisition of Heritage as well as loss-share loans acquired in the Crescent and Heritage acquisitions being transferred to the acquired not covered loan category. However, the Company is continuing its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.65% as of September 30, 2016 compared to 0.72% as of December 31, 2015 and 0.77% as of September 30, 2015. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 116.28% as of September 30, 2016 as compared to 110.23% as of December 31, 2015 and 105.68% as of September 30, 2015. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2016.

Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due increased to $21,554 at September 30, 2016 as compared to $14,412 at December 31, 2015 and $15,964 at September 30, 2015. The acquisition of First M&F contributed $3,731 of acquired, not covered loans 30-89 days past due, while the Heritage acquisition contributed $6,856 of acquired, not covered loans 30-89 days past due at September 30, 2016. The acquisition of Heritage contributed $4,920 of acquired, not covered loans 30-89 days past due, while the First M&F merger contributed $2,177 of acquired, not covered loans 30-89 days past due at December 31, 2015. The acquisition of First M&F contributed $3,431 of acquired, not covered loans 30-89 days past due at September 30, 2015.

As shown below, restructured loans totaled $10,720 at September 30, 2016 compared to $13,453 at December 31, 2015 and $18,881 at September 30, 2015. At September 30, 2016, loans restructured through interest rate concessions represented 45% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial, agricultural	$244	$257	$460
Real estate – construction:
Residential	510	—	—
Total real estate – construction	510	—	—
Real estate – 1-4 family mortgage:
Primary	4,542	4,309	4,091
Home equity	250	—	—
Rental/investment	744	1,455	1,472
Land development	10	14	—
Total real estate – 1-4 family mortgage	5,546	5,778	5,563
Real estate – commercial mortgage:
Owner-occupied	2,406	3,214	3,058
Non-owner occupied	1,439	3,596	9,199
Land development	508	541	534
Total real estate – commercial mortgage	4,353	7,351	12,791
Installment loans to individuals	67	67	67

Total restructured loans in compliance with modified terms	$10,720	$13,453	$18,881

Changes in the Company’s restructured loans are set forth in the table below:

	2016	2015
Balance at January 1,	$13,453	$14,337
Additional loans with concessions	2,926	9,490
Reductions due to:
Reclassified as nonperforming	(1,336)	(21)
Paid in full	(3,304)	(1,494)
Charge-offs	(32)	—
Transfer to other real estate owned	(51)	—
Paydowns	(936)	(294)
Balance at September 30,	$10,720	$22,018

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

Other real estate owned with a cost basis of $11,058 was sold during the nine months ended September 30, 2016, resulting in a net loss of $253, while other real estate owned with a cost basis of $10,793 was sold during the nine months ended September 30, 2015, resulting in a net gain of $377.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2016	December 31, 2015	September 30, 2015
Residential real estate	$2,103	$4,265	$4,452
Commercial real estate	8,412	11,041	12,583
Residential land development	4,139	4,595	4,729
Commercial land development	10,748	12,683	11,387
Total other real estate owned	$25,402	$32,584	$33,151

Changes in the Company’s other real estate owned were as follows:

	2016	2015
Balance at January 1,	$32,584	$28,104
Acquired OREO	—	6,250
Transfer of balance to non-covered(1)	2,974	3,431
Additions	3,397	8,016
Impairments	(2,306)	(1,831)
Dispositions	(11,058)	(10,794)
Other	(189)	(25)
Balance at September 30,	$25,402	$33,151

(1)
Represents a transfer of balances on non-single family assets of Citizens Bank of Effingham and First Southern National Bank (assumed in the Heritage acquisition). The claim period to submit losses to the FDIC for reimbursement on non-single family assets ended February 29, 2016 for Citizens Bank of Effingham and August 31, 2016 for First Southern National Bank.

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

The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2016, in each case as compared to the result under rates present in the market on September 30, 2016. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve. On account of the present position of the target federal funds rate, the Company did not present an analysis assuming a downward movement in rates.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	13.48%	1.16%	9.16%
+300	12.28%	1.30%	7.78%
+200	12.02%	1.19%	6.00%
+100	11.03%	0.67%	3.57%

The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at September 30, 2016. The Company’s interest rate risk strategy is to remain in a slightly asset sensitive position with a focus on balance sheet strategies that will result in a more asset sensitive position over time.  To accomplish this strategy, the Company has focused on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2016, the Company had notional amounts of $80,065 on interest rate contracts with corporate customers and $80,065 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 17.75% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2016, securities with a carrying value of $681,499 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $718,767 similarly pledged at December 31, 2015.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $257,000 in overnight borrowings from the FHLB at September 30, 2016 compared to $400,000 at December 31, 2015. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2016, the balance of our outstanding long-term advances with the FHLB was $8,807. The total amount of the remaining credit available to us from the FHLB at September 30, 2016 was $1,964,477. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2016 or December 31, 2015.

As discussed above under the heading “Financial Condition” under “Borrowings” in August 2016, the Company issued and sold $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031. The carrying value of the Notes was $98,167 at September 30, 2016.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Noninterest-bearing demand	20.08%	18.78%	—%	—%
Interest-bearing demand	42.78	44.44	0.19	0.18
Savings	7.29	7.31	0.07	0.08
Time deposits	22.01	23.95	0.72	0.66
Short-term borrowings	5.68	2.78	0.47	0.17
Long-term Federal Home Loan Bank advances	0.63	1.06	4.05	4.16
Subordinated notes	0.20	—	5.45	—
Other borrowed funds	1.33	1.68	5.54	5.40
Total deposits and borrowed funds	100.00%	100.00%	0.48%	0.47%

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

Cash and cash equivalents were $217,391 at September 30, 2016 compared to $203,849 at September 30, 2015. Cash used in investing activities for the nine months ended September 30, 2016 was $240,085 compared to cash used in investing activities of $139,531 for the nine months ended September 30, 2015. Proceeds from the sale, maturity or call of securities within our investment portfolio were $230,565 for the nine months ended 2016. These proceeds from the investment portfolio were primarily used to fund loan growth or reinvested back into the security portfolio. Proceeds from the sale, maturity or call of securities within our investment portfolio during the nine months ended September 30, 2015 were $213,370. These proceeds were primarily reinvested in the investment portfolio. Purchases of investment securities were $92,887 for the first nine months of 2016 compared to $192,032 for the same period in 2015.

Cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $121,167 and $52,627, respectively. Deposits increased $248,411 and $22,035 for the nine months ended September 30, 2016 and 2015, respectively. Cash provided through deposit growth was partially used to fund loan growth.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2016, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $73,112. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,030. There were no amounts outstanding under this line of credit at September 30, 2016. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2016, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2016	December 31, 2015
Loan commitments	$1,238,601	$1,131,842
Standby letters of credit	34,203	37,063

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,142,247 at September 30, 2016 compared to $1,036,818 at December 31, 2015. Book value per share was $27.13 and $25.73 at September 30, 2016 and December 31, 2015, respectively. The growth in shareholders’ equity was primarily attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

On September 15, 2015, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was automatically effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depository shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. The Notes were offered and sold pursuant to this shelf registration statement and prospectus supplements filed with respect thereto.

The Company has junior subordinated debentures with a carrying value of $95,506 at September 30, 2016, of which $92,318 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures we include in Tier 1 capital. In addition, although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Notes have a carrying value of $98,167 at September 30, 2016. In accordance with the above-referenced Federal Reserve Board guidance, the Notes are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$665,516	10.16%	$425,643	6.50%	$335,603	5.125%
Tier 1 risk-based capital ratio	757,589	11.57%	523,869	8.00%	433,829	6.625%
Total risk-based capital ratio	906,004	13.84%	654,836	10.00%	564,796	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	757,589	9.38%	403,666	5.00%	322,933	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$731,119	11.19%	$424,582	6.50%	$334,767	5.125%
Tier 1 risk-based capital ratio	731,119	11.19%	522,562	8.00%	432,747	6.625%
Total risk-based capital ratio	781,367	11.96%	653,203	10.00%	563,388	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	731,119	9.08%	402,555	5.00%	322,044	4.00%

December 31, 2015
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$591,356	9.99%	$384,830	6.50%	$266,421	4.50%
Tier 1 risk-based capital ratio	681,731	11.51%	473,637	8.00%	355,228	6.00%
Total risk-based capital ratio	729,321	12.32%	592,047	10.00%	473,637	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	681,731	9.16%	371,968	5.00%	297,574	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$654,830	11.09%	$383,660	6.50%	$265,611	4.50%
Tier 1 risk-based capital ratio	654,830	11.09%	472,198	8.00%	354,148	6.00%
Total risk-based capital ratio	701,591	11.89%	590,247	10.00%	472,198	8.00%
Leverage capital ratios:
Tier 1 leverage ratio	654,830	8.82%	371,183	5.00%	296,946	4.00%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2016.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, and KeyWorth Bank dated as of October 20, 2015 (3)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (4)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (5)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (4)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (5)

(4)(iii)	Subordinated Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, as Trustee.(6)

(4)(iv)	First Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, as Trustee.(7)

(4)(v)	Second Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, as Trustee.(8)

(4)(vi)	Form of 5.00% Fixed-to-Floating Rate Subordinated Note due 2026 (included in exhibit (4)(iv)).

(4)(vii)	Form of 5.50% Fixed-to-Floating Rate Subordinated Note due 2031 (included in exhibit (4)(v)).

(12)(i)	Computation of Ratios of Earnings to Fixed Charges

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

(6)	Filed as exhibit 4.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 22, 2016 and incorporated herein by reference.

(7)	Filed as exhibit 4.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 22, 2016 and incorporated herein by reference.

(8)	Filed as exhibit 4.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 22, 2016 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENASANT CORPORATION
(Registrant)

Date:	November 9, 2016	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(12)(i)	Computation of Ratios of Earnings to Fixed Charges.

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).